Form 10-Q
period 1994-12-31
EXAR CORP
filed 1995-02-10
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q







[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1994

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM        TO
     -------   -------

Commission File No. 0-14225

                                EXAR CORPORATION
             (Exact Name of registrant as specified in its charter)

             Delaware                                           94-1741481
- - - - ------------------------------------------------------------------------------

(State or other jurisdiction of                             ( I.R.S. Employer
incorporation or organization)                              Identification No.)

2222 Qume Drive, San Jose, California                              95131
- - - - ------------------------------------------------------------------------------
(Address  of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (408) 434-6400
- - - - ------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       ---------  ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at December 31, 1994
- - - - --------------------------------------------------------------------------------
     Common Stock, .0001 par value                8,921,404 shares


                               TABLE OF CONTENTS
                               -----------------
                                                                    Page
                                                                    ----
PART I      FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements              3-5

            Notes to Condensed Consolidated Financial Statements     6-7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8-10

PART II     OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                          11
            Signatures                                                12

                        PART 1 - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                         DECEMBER 31,      MARCH 31,
                                            1994             1994
                                         -----------      ----------
ASSETS                                   (Unaudited)

CURRENT ASSETS:
  Cash and equivalents                    $  47,223     $  62,400
  Short-term investments                      5,000         5,254
  Accounts receivable, net                   34,828        25,128
  Inventories                                17,476        11,927
  Prepaid expenses and other                  1,245         1,576
  Deferred income taxes                       5,170         4,376
                                          ----------    ----------
   Total current assets                     110,942       110,661

PROPERTY AND EQUIPMENT, net                  19,803        19,103
GOODWILL, net                                 4,151           -
OTHER ASSETS                                  3,517         2,455
                                          ----------    ----------

TOTAL ASSETS                              $ 138,413     $ 132,219
                                          ----------    ----------
                                          ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $  21,268     $  16,174
  Accrued compensation and related
    benefits                                  4,204         4,496
  Other accrued expenses                      1,516         2,068
  Income taxes payable                        3,117         2,081
                                          ----------    ----------
   Total current liabilities                 30,105        24,819
                                          ----------    ----------

LONG-TERM LIABILITIES:
  Long-term liabilities                       2,668           -
  Deferred income taxes                       2,022         2,022
                                          ----------    ----------
    Total long-term liabilities               4,690         2,022
                                          ----------    ----------

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value;
    2,250,000 shares authorized;
    no shares outstanding                       -             -
  Common stock; $.0001 par value;
    12,000,000 shares authorized;
    8,921,404 and 10,376,142
    shares outstanding                       57,132        77,792
  Cumulative translation adjustments            399           350
  Retained earnings                          46,087        50,881
  Treasury stock; 1,151,368 shares at
    cost                                       -          (23,645)
                                          ----------     ----------
     Total stockholders' equity             103,618       105,378
                                          ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $ 138,413     $ 132,219
                                          ----------    ----------
                                          ----------    ----------

See notes to condensed consolidated financial statements.


EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                   DECEMBER 31,             DECEMBER 31,

                                1994         1993         1994        1993
                           ------------------------------------------------
NET SALES                  $  40,029    $  38,407    $ 118,842    $ 124,358

COST AND EXPENSES:
  Cost of sales               24,316       25,667       73,629       84,207
  Research and development     3,600        2,630       10,196        8,628
  Selling, general and
   administrative              5,944        4,923       18,063       15,130
  Write-off of in-process
   research and development      -            -         16,875          -
                            ----------   ----------   ----------   ---------

   Total costs and expenses   33,860       33,220      118,763      107,965
                            ----------   ----------   ----------   ---------

OPERATING INCOME               6,169        5,187           79       16,393

OTHER INCOME (EXPENSE):
 Interest income, net            662          584        1,593        1,839
 Other, net                     (103)         469           96          717
                            ----------   ----------   ----------   ---------

   Total other income, net       559        1,053        1,689        2,556
                            ----------   ----------   ----------   ---------

INCOME (LOSS) BEFORE INCOME
 TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE          6,728        6,240        1,768       18,949

INCOME TAXES                   2,372        2,274        6,562        7,035
                            ----------   ----------   ----------   ---------

INCOME BEFORE CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE          4,356        3,966       (4,794)      11,914

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE         -            -           -             200


NET INCOME (LOSS)           $  4,356     $  3,966     $ (4,794)    $ 12,114
                            ----------   ----------   ----------   --------
                            ----------   ----------   ----------   --------

PER SHARE:
 Income (loss) before
  cumulative effect of change
  in accounting principle   $   .47     $    .37       $ (.52)      $  1.12
  Cumulative effect of change
    in accounting principle     -            -            -             .02
                           ----------   ----------   ----------   ---------

  Net income (loss)         $   .47     $    .37       $ (.52)      $  1.14
                           ----------   ----------   ----------   ---------
                           ----------   ----------   ----------   ---------

SHARES USED IN COMPUTATION     9,334       10,700        9,168       10,668
                           ----------   ----------   ----------   ---------
                           ----------   ----------   ----------   ---------

See notes to condensed consolidated financial statements.


EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                    NINE MONTHS ENDED
                                                        DECEMBER 31
                                                     1994         1993
                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $(4,794)     $ 12,114
Reconciliation to net cash provided by operating
  activities:
Depreciation and amortization                        3,979        2,715
Write-off of in-process research and development    16,875          -
Write-down of investments to estimated net
  realizable value                                     -          1,040
Deferred income taxes                                  -           (233)
Translation adjustment                                  49         (347)
Changes in operating assets and liabilities:
Accounts receivable                                 (5,930)        (304)
Inventories                                         (1,549)      (3,709)
Prepaid expenses and other                             501         (423)
Accounts payable and accrued expenses               (3,150)         818
Accrued compensation and related benefits           (1,886)        (890)
Income taxes payable                                 1,036       (2,019)
                                                  ----------   ----------

Net cash provided by operating activities            5,131        8,762
                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                 (3,554)      (5,910)
Short-term investments, net                          1,999        5,697
Other assets                                          (470)         -
Acquired companies                                 (19,131)         -
                                                  ----------   ----------

Net cash used in investing activities              (21,156)        (213)
                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term liabilities                 (2,137)         -
Proceeds from issuance of common stock               2,985        3,320
                                                  ----------   ----------

Net cash provided by financing activities              848        3,320
                                                  ----------   ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    (15,177)      11,869

CASH AND EQUIVALENTS AT BEGINNING OF PERIO          62,400       70,092
                                                  ----------   ----------
CASH AND EQUIVALENTS AT END OF PERIOD              $47,223      $81,961
                                                  ----------   ----------
                                                  ----------   ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                         $ 4,958      $ 8,778
                                                  ----------   ----------
                                                  ----------   ----------

See notes to condensed consolidated financial statements.


NOTE 1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1994 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows.The results of operations for three and nine month periods ended December 31, 1994 are not necessarily indicative of the results of operations to be expected for the full year.

Exar Corporation (Exar or the Company) designs, develops, manufactures and markets analog and mixed-signal application specific integrated circuits for use in communications, microperipherals, consumer electronics, and other selected areas.

NOTE 2.       CASH AND EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments including certificates of deposit, bankers acceptances and repurchase agreements of major banks and institutions, obligations of the Treasury and U.S. Government agencies, tax exempt municipal securities, money market preferred securities and commercial paper with investment grade credit ratings.All highly liquid investments with original maturities of three months or less, when purchased, are classified as cash equivalents.

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective April 1, 1994.The Company classifies its short-term investments as "available for sale securities."At December 31, 1994, the difference between the cost and the underlying fair market values of such securities was not significant.

NOTE 3.       INVENTORIES

Inventories are stated at the lower of cost (average cost) or market and consist of the following:

                               December 31, 1994           March 31, 1994
                               -----------------           ---------------
Raw materials                        $  396                      $  227
Work-in-process                      10,490                       6,597
Finished goods                        6,590                       5,103
                               -----------------           ---------------
                                    $17,476                     $11,927
                               -----------------           ---------------
                               -----------------           ---------------

NOTE 4.       INCOME TAXES

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting of income taxes.The cumulative effect of adopting SFAS 109 was to increase net income for the nine months ended December 31, 1993 by $200,000 ($.02 per share).


NOTE 5.       LONG-TERM LIABILITIES

Long-term liabilities consist of contingent payments recorded in connection with the acquisition of Origin Technology, Inc. and estimated remediation costs as a result of certain environmental matters (see Management's Discussion and Analysis of Financial Condition and Results of Operations).

NOTE 6.       SHAREHOLDERS' EQUITY

On September 1, 1994, the Board of Directors declared a 3 for 2 stock dividend for stockholders of record as of September 19, 1994.The stock dividend was effected in the form of a stock split and the additional shares were distributed on October 11, 1994.All share and per share amounts affected by the stock dividend have been retroactively restated for comparative purposes.

In addition, the Company formally retired 1,151,368 shares of its common stock in September 1994, which had previously been held as treasury shares.

NOTE 7.       NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding.Dilutive common share equivalents reflect the dilutive effect of outstanding stock options.

NOTE 8.       ACQUIRED COMPANIES

In May 1994, the Company acquired all of the outstanding common stock of Origin Technology, Inc., (Origin) for $2.4 million in cash. The purchase agreement includes provisions for adjustments to the purchase price, which may result in additional payments of up to $1.5 million based on Origin's future operating performance.Such contingent payments have been accrued and are included in long-term liabilities at December 31, 1994.

In June 1994, the Company acquired all of the outstanding common stock of MPS Holdings, Inc. (Micro Power) for $21.7 million in cash.

Both acquisitions have been accounted for as purchases.Accordingly, the results of operations for the nine month period ended December 31, 1994 include the operations of the acquired companies subsequent to the dates of acquisition.As a result of these transactions, the Company recorded approximately $4.7 million of goodwill which is being amortized over a period of five years.The remaining portion of the excess purchase price (approximately $16.9 million) represented in-process research and development which was charged to operations in the three months ended June 30, 1994.

Had the acquisitions been effective at the beginning of the current fiscal year, the impact would have been to increase revenues by $3.9 million and decrease operating loss and net loss by $70,000 and $62,000 ($.01 per share), respectively, compared to the actual reported results.

Had the acquisitions been effective at the beginning of fiscal 1994, the impact would have been to increase revenues by $13.7 million, to increase operating income by $543,000, and to increase net income by $927,000 ($.09 per share), compared to the actual reported results.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL - The Company derives revenue principally from the sale of integrated circuits to unaffiliated customers. In the past, a portion of the Company's revenues were also derived from wafer services provided to Rohm Co. Ltd. (Rohm). The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, and the Company's ability to achieve certain manufacturing efficiencies. The Company's newer analog and mixed-signal products have higher gross margins than many of the Company's more mature products and margins of any particular product may erode over time.The Company's business in Japan includes the sale of integrated circuits for use in consumer electronics products.Sales in Japan are made through the Company's wholly-owned subsidiaries, with sales assistance from Rohm.Although sales of integrated circuits for use in consumer electronics products are a high volume business, such products generally have lower gross margins than the Company's other products.

Effective April 1, 1994, the Company transferred its wafer manufacturing operations to Rohm.As a result of this transfer, the results of operations for the nine months ended December 31, 1994 no longer include revenues from wafer services provided to Rohm.

During the first quarter of fiscal 1995, the Company acquired Origin Technology, Inc. (Origin) and Micro Power Systems, Inc. (Micro Power).The acquisitions have been accounted for as purchases.Accordingly, the results of operations for the nine months ended December 31, 1994 include the operations of the acquired companies subsequent to the dates of acquisition.

RESULTS OF OPERATIONS - Net sales for the third quarter of fiscal 1995 were $40 million compared to $38.4 million for the corresponding period in fiscal 1994, an increase of approximately 4%.During the same period, net sales of the Company's proprietary products increased 38%.These increases were due primarily to additional revenues associated with document imaging products as a result of the Micro Power acquisition and significant increases in sales of consumer electronic and hard disk drive products.Such increases were partially offset by
i) a significant decrease in sales of second source consumer products in Japan,
ii) a decrease in sales of modem products as a result of increased competition within that market, iii) discontinued sales of certain multimedia products, and
iv) the termination of the arrangement under which the Company provided wafer processing services to Rohm.

Net sales for the first nine months of fiscal 1995 decreased by 4% to $118.9 million compared to $124.4 million for the corresponding period in fiscal 1994 as the decreases in net sales discussed above more that offset the increases in sales of the Company's proprietary products.

Cost of sales for the third quarter and first nine months of fiscal 1995 decreased to approximately 61% and 62% of net sales, respectively, compared to 68% in third quarter and first nine months of fiscal 1994.The increase in gross margins is due primarily to changes in product mix, including the decrease in wafer services provided to Rohm and the decrease in sales of second source consumer products in Japan which provide lower gross margins than the Company receives from the sale of its proprietary products.

Expenditures for research and development for the third quarter and first nine months of fiscal 1995 represented approximately 9% of net sales compared to 7% of net sales in the corresponding periods in fiscal 1994.The increase in research and development expenses is primarily attributable to additional research and development expenditures of acquired companies as well as changes in product mix as the products of acquired companies displaced the wafer foundry services previously provided to Rohm.

Selling, general and administrative expenses, as a percentage of net sales, increased from approximately 12% of net sales in the third quarter and first nine months of fiscal 1994 to 15% of net sales in the corresponding periods of the current year.The increase as a percentage of net sales is due primarily to the additional selling, general and administrative expenses of acquired companies.

Net interest income for the first nine months of fiscal 1995 decreased approximately 13% to $1.6 million as a result of lower levels of cash and short-term investments.Other income in fiscal 1995 consists primarily of foreign currency gains partially offset by charges for goodwill amortization.Other income consisted primarily of foreign currency gains in fiscal 1994.

The Company's provision for income taxes is based on income from operations, excluding the write-off of in-process research and development, as there was no tax benefit associated with the write-off.The Company's effective tax rate for the first nine months of fiscal 1995, excluding the write-off of in-process research and development,was approximately 35% compared to the federal statutory income tax rate of 34%.The Company's effective tax rate differs from the U.S. statutory rate due primarily to state income taxes and foreign income which is taxed at rates different from U.S. income tax rates, offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Net income for the first nine months of fiscal 1995, excluding the effects of the one-time write-off of in-process research and development, was $12.1 million ($1.32 per share).

To date, inflation has not had a significant impact on the Company's operating results.

The California Regional Water Quality Control Board for the San Francisco Bay Region is conducting an investigation of contaminants detected in subsurface groundwater at approximately 50 different sites in Santa Clara County, California, including a location formerly leased by Exar.Ongoing studies indicate that contaminants in the groundwater beneath such leased facility result from the migration of contaminants released by other neighboring manufacturers.Although this matter is subject to an unusual degree of uncertainty, on the basis of the facts presently known, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

In 1987, Micro Power identified low-level groundwater contamination on its principal manufacturing property.Although the area of contamination appears to have been defined, the source of the contamination has not been identified.The Company has reached an informal agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years.The accompanying financial statements include the Company's share of estimated remediation costs of approximately $1.3 million.

The Company is in an industry which is characterized by intense competition, rapid technological change, cyclical market patterns, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development.The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, management decisions to commence or discontinue certain product lines, and the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis.

LIQUIDITY AND CAPITAL RESOURCES - During the first nine months of fiscal 1995, the Company financed its operations primarily from existing cash balances and cash flow from operations.At December 31, 1994, the Company had approximately $52.2 million of cash and short-term investments.In addition, the Company has available short-term, unsecured lines of credit totaling $35.5 million with certain domestic and foreign banks, none of which were being utilized at December 31, 1994.

In May 1994, the Company acquired all of the outstanding common stock of Origin for approximately $1.4 million in cash and invested an additional $1 million in newly issued common stock of Origin.The purchase agreement includes provisions for adjustments to the final purchase price which may require additional payments of up to $1.5 million based on Origin's future operating performance.In June 1994, the Company acquired all of the outstanding common stock of Micro Power for approximately $21.7 million in cash.

The building lease for the Company's primary manufacturing and administrative facilities expires in November 1995.The Company's Board of Directors has approved a plan to proceed with the construction of a new manufacturing and administration facility on the Company's Fremont property.Management believes that the estimated cost of such construction will require the use of approximately $12 million in cash over the next twelve months.

The Company anticipates that it will finance its operations with cash flows from operations, existing cash balances, borrowings under existing bank credit lines, and some combination of long-term debt and lease financing and additional sales of equity securities.The combination and sources of capital will be determined by management based on the needs of the Company and prevailing market conditions.


                          PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 11.1 - Statement re Computation of Per Share Earnings (Loss)

(b) During the quarter for which this report is filed the Registrant filed no reports on Form 8-K.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION



By          /s/ George D. Wells              Date:January 26, 1995
  -------------------------------------------

            George D. Wells
            Chief Executive Officer



By          /s/ Ronald W. Guire              Date:January 26, 1995
  -------------------------------------------

            Ronald W. Guire
            Senior Vice President,
            Chief Financial Officer


                                 EXHIBIT INDEX

Exhibit                                                       Page
- - - - -------                                                       ----


11.1      Statement re Computation of Per Share Earnings (Loss)  14