Form 10-K
period 1995-03-31
EXAR CORP
filed 1995-06-29
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                               ------   ------

Commission File No. 0-14225
                                EXAR CORPORATION
             (Exact Name of registrant as specified in its charter)
     Delaware                                     94-1741481
(State or other jurisdiction of                ( I.R.S. Employer
incorporation or organization)                 (Identification No.)

2222 Qume Drive, San Jose, California               95131
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (408) 434-6400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X         No
   -----------------  --------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 1995 was $251,154,227 based on the last sales price reported for such date.

The number of shares outstanding of the Registrant's Common Stock was 9,477,518 as of May 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement filed not later than 120 days after the close of the fiscal year are incorporated in Part III of this report.





                                     PART I
                                     ------

ITEM 1    BUSINESS
          --------


GENERAL
- -------


Exar Corporation ("Exar" or the "Company") designs, develops and markets analog and mixed-signal integrated circuits for use in telecommunications, data communications, document imaging, consumer electronics, mass storage and automotive products and in other selected product areas. The Company's target markets are ones in which the Company believes its design and process expertise, combined with its knowledge of particular system application requirements, enable the Company to deliver products that provide effective solutions to customer needs. Exar is emphasizing the development and sale of analog and mixed-signal application-specific standard products ("ASSPs"). The Company also produces digital integrated circuits used in telecommunications and data communications products, as well as general purpose analog integrated circuits.

In May 1994, the Company acquired Origin Technology, Inc. ("Origin") and in June 1994 the Company acquired Micro Power Systems, Inc. ("Micro Power"). In March 1995 the Company acquired Startech Semiconductor, Inc. ("Startech") and in June 1995 the Company acquired Silicon Microstructures, Inc. ("SMI"). (See "Recent Acquisitions".) In May 1995, the Company announced the discontinuance of its mass storage product line. (See "Mass Storage".)

Rohm Co., Ltd., a manufacturer of semiconductor devices and other electronic components in Japan, was the majority stockholder of Exar from 1971 until 1990. Working in cooperation with the Company, Rohm has been reducing its ownership interest in Exar since 1984 and in May 1990, Rohm engaged in a share exchange that reduced its ownership of Exar's common stock to less than 50%. As of January 1994, Rohm was no longer an affiliate of the Company. Exar has in the past and continues to have various significant business relationships with Rohm Co., Ltd. and its subsidiaries ("Rohm"), including the sale of epitaxial and bipolar wafers to Rohm. The arrangement for the sale of epitaxial and bipolar wafers to Rohm was terminated as of April 1, 1994. Rohm continues to be a major foundry supplier of the Company.


INDUSTRY BACKGROUND
- -------------------


Integrated circuits may be divided into three general categories -- analog (or linear), digital and mixed-signal. Analog circuits typically are used to condition, process, measure or control physical properties such as temperature, pressure, sound or speed. They include devices such as amplifiers, filters, switches and power circuits. Digital circuits perform logic and memory functions, and include devices such as memories and microprocessors. Mixed-signal circuits combine analog circuitry with digital logic or memory in a single integrated circuit or chip set to provide an interface between the analog and digital worlds.

The Company believes that the market for analog and mixed-signal integrated circuits, in contrast to the market for digital integrated circuits, is characterized by longer product life cycles, smaller unit volumes and generally lower capital requirements. The analog market is a highly fragmented group of niche markets, serving numerous and widely differing applications. For each application, different users may have unique requirements for circuits with specific characteristics.

Integrated circuits are either standard products or custom products (including both full custom and semi-custom). Standard products are available to customers "off-the-shelf." Standard application-specific products that are tailored to address specific applications and to meet the needs of multiple customers are often referred to as ASSPs. Custom products are designed to an individual customer's specifications. Custom products typically involve greater design costs for the customer, compared to standard products, but enable the customer to save space, improve performance, reduce manufacturing costs, or maintain greater confidentiality with respect to the customer's ultimate product design.


PRODUCTS AND MARKETS
- --------------------


The Company divides its integrated circuit sales into six major market groups: communications, document imaging, consumer electronics, personal computers, mass storage and other products. These market groups account for most of the Company's sales of integrated circuits, with a small portion being accounted for by the sale of general purpose integrated circuits to distributors.

In recent years, the Company entered the Japanese market for integrated circuits used in consumer electronics products. These integrated circuits are sold to several of the major Japanese electronics companies through Exar Japan Corporation, a wholly-owned subsidiary of Exar ("Exar Japan"). The Company sells both proprietary products and standard Rohm products in Japan. Effective April 1, 1995, the Company will no longer recognize revenue from its sale of standard Rohm products in Japan, but will record its net margin from such sales as commission revenue. (See Management's Discussion and Analysis of Financial Condition and Results of Operations".)


The following chart shows selected applications and representative products in each of the Company's major market areas:


        MARKET                APPLICATION             PRODUCT
        ------                -----------             -------

Communications           Long-distance high     T-Carrier circuits:
                         speed transmission,      -repeaters
                         central office           -line interface
                         equipment and private      circuits
                         branch exchanges         -framers
                                                  -buffers

                                                  -transcoders
                         Telephone sets,        Speakerphone and
                         headsets               telephone circuits
                                                Speech Recognition
                         Caller ID Systems,     Phase-Locked loops,
                         pagers, cellular       function generators
                         telephones, two-way    and tone decoders
                         radios
                         Computer-to-computer   Modem chips and
                         links through          chip sets
                         telephones
                         Computer bus           UARTS/DUARTS/
                         interfaces             QUARTS
                         Wireline               Analog-to-digital
                         communication test     converter/dual
                         systems                digital-to-analog
                                                converter

Document Imaging         Scanners               Analog-to-digital
                         Digital Camera         converters (ADCs)
                         Digital Copiers        Digital-to-analog
                                                converters (DACs)

Mass Storage1            Disk Drives            Read/write
                                                integrated channels
                                                Data separators
                                                Servo demodulators
                                                Read/write pre-amps

Consumer Electronics2    Graphic Equalizers     Switched capacitor
                                                filters
                         Audio Systems          Audio enhancement
                                                circuits

                         Video Systems          Automatic track
                                                finding (ATF)
                                                circuits

Personal Computers3      Clocks                 Frequency timing
                                                generators
                         Input/Output           Super I/O

Automotive               Air bags4              Silicon sensors
                         Engine controls        Timing circuits
                                                RF
                         Automotive remote      transmitters/
                         lock controls          receivers

Other                    Hearing aids           Amplifiers
                         Multi media            Audio mixer
                                                circuits
                         Proximity sensors      Sensor interface
                                                circuits
                         Home automation        Command and control
                                                functions


1 This market and applications will be discontinued in July 1995. (See "Mass Storage".)
2 Only Exar designed products are described here. Exar also sells in Japan integrated circuits designed by Rohm for use in consumer electronic products. (See "Consumer Electronics".)
3 This market and applications are a result of the Startech Semiconductor, Inc. acquisition. (See "Recent Acquisitions".)
4 This application is a result of the Silicon Microstructures, Inc. acquisition.
(See "Recent   Acquisitions".)


COMMUNICATIONS
- --------------


Exar markets integrated circuits for a variety of applications in both the telecommunications as well as data communication markets.

Exar's transmission telecommunications circuits are used in private branch exchanges (PBX), central office switches and digital cross connects. Exar's principal products in this market are its T-carrier and E-carrier integrated circuits. These circuits include line interface circuits, repeater circuits, framers, buffers, transcoders for pulse code modulation (PCM) systems and T1/E1 and T3/E3/Sonet interfaces. The majority of these circuits require bipolar, mixed-signal and CMOS process technology optimized for telecommunications applications and have specialized test and performance criteria. Certain of these products are based upon ANSI, Bellcore and CCITT standards and are jointly marketed with AT&T Microelectronics, Inc. The Company also provides integrated circuits for station telecommunications products, including speakerphones, telephone circuitry and caller identification systems. As a result of the acquisition of Origin Technology, Inc., the Company plans to integrate automatic speech recognition into certain of its communication products.

The Company's data communications products include Universal Asynchronous Receiver and Transmitter ("UART") circuits and related products known as DUART (Dual UART) and QUART (Quad UART) circuits for use in computer bus interfaces. Exar supplies a V.35 transmitter and transceiver interface circuits for high speed data transmission. In addition, the Company manufactures high performance fax/data/voice ("modem") chip sets. These chip sets incorporate proprietary firmware that facilitates integration of the Company's fax/data/voice products into OEM customers' systems. The Company has no additional versions of its modem chip sets currently in development.
The Company offers proprietary automatic speech recognition ("ASR") products through its wholly-owned subsidiary Origin. Origin integrates its proprietary ASR technology into a family of voice dialing telephone products which are distributed worldwide.

Users of the Company's integrated circuits in the communications market include Alcatel S.A., British Telecom, Digital Switch Corporation, Nokia, Northern Telecom, Inc. and Siemens A.G.



DOCUMENT IMAGING
- ----------------


The Company supplies high-performance data converters, data acquisition subsystems and other sophisticated electronic components to the document imaging, communications, industrial and other markets through its wholly-owned subsidiary, Micro Power. The Company offers analog to digital converters (ADCs) as well as digital to analog converters (DACs), to the document imaging industry for products such as scanners, digital cameras and digital copiers. Using CMOS and BiCMOS process technologies, the Company creates standard and custom products that integrate data conversion and other functions. The Company was first to market a monolithic triple 10-bit ADC, a digitally-controlled gain and offset adjustment device for color scanners. Advanced design techniques and process technologies are used to integrate low-power converter architectures with surrounding analog functions to minimize total system cost. The Company offers both standard and custom solutions.



The family of ADCs includes full flash, half flash, pipeline and successive approximation register converter architectures. Current products offer from 6 to 12 bits of resolution and operating ranges from <1 kHz to 30 mHz. Several devices are currently specified for 3.3V operation for battery-operated and hand-held equipment.


Innovative circuit topologies and efficient design techniques have allowed the creation of multichannel ADC, DAC and combination architectures. Application-specific products that integrate data conversion and other functions include a family of multiple output DACs for use in high frequency signal conditioning and gain control in CCD and video applications and a family of 16 to 32 channel data acquisition subsystem products with over voltage protection circuitry for control systems.

Users of the Company's integrated circuits in the document imaging market include Canon, Epson and Logitech.



MASS STORAGE
- ------------


Exar offers a family of devices for use in the mass storage industry with a particular emphasis on products for use in high performance, small form factor, hard disk drives. These devices address the mixed-signal system requirements of this market and include the following functions: fully integrated read/write
                                                                 -
combo devices, data separators, servo demodulators and read/write pre-amplifiers. Exar also produces highly integrated custom solutions which include two or more of the functions listed above. In addition, Exar addresses the low power and reduced size requirements of battery powered portable computers with a family of low-power read/write preamplifiers for the small form factor drive.

Hard disk drive manufacturers which use Exar integrated circuits or have designed such circuits into new products include Seagate Technology, Inc. and Syquest Technology.
In May 1995, the Company announced the discontinuance of its mass storage devices effective July 1995. The termination of this product line was the result of supply disruptions and accompanying low margins. ("See Management's Discussion and Analysis of Financial Condition and Results of Operation".)

CONSUMER ELECTRONICS
- --------------------


With the establishment of Exar Japan in 1989 and related sales assistance from Rohm, Exar began to market integrated circuits to Japanese manufacturers of consumer electronics products. Exar-designed products being sold to or developed for the consumer products market include integrated circuits for use in graphic equalizer systems, telephone answering devices, base band circuits for cellular telephones, filter circuits for use in audio and video systems, Barcus Berry Effect (BBE) audio chips for sound enhancement, automatic track finding circuits for video systems and timer circuits for various products.

A majority of the integrated circuits sold by Exar Japan for use in consumer electronics products are designed by Rohm and, until April 1995, purchased by Exar Japan from Rohm. Sales of integrated circuits for consumer electronics product applications are intensely price competitive, and margins on Exar's sales of these products have been lower than margins on the Company's other products. Beginning April 1, 1995, the Company will no longer purchase and resell the products designed by Rohm, but, as a representative, will receive a commission on the sales of these products.

Customers of the Company in the consumer products area include Sony Corporation, AIWA Co., Ltd. and Matsushita.


PERSONAL COMPUTERS
- ------------------
Through the acquisition of Startech, the Company will supply frequency timing generators and super I/O (Input/Output) chips to the personal computer and workstation markets.

In a computer system, in order to perform an operation accurately, the computer requires a precise timing of signals that coordinate transfer, storage and execution activities. There are many different timing signals (sometimes called "clocks") needed to make a computer run. Previous generations of computer designs used individual oscillator circuits and their additional crystal components in every system. By using modern phased-locked-loop and voltage controlled oscillator design methods, Startech engineers have developed a single chip which can synthesize all the required timing signals into a single oscillator source, or "frequency timing generator".

The output timing signal from Startech's frequency timing generators has low "noise" levels and is within the industry requirements for low frequency "jitter" that computer systems demand. The timing signals generated by Startech's frequency generators are virtually identical to those of individual oscillator circuits and the reduction in the number of required circuits is significant. Most Startech frequency generator applications result in a ten-fold reduction in circuit count, which translates into significant reduction in cost for the customer.

Super I/O chips integrate certain selected features of standard integrated circuits. By blending functions, a super I/O chip can hold all or most of the common input/output, control and interface functions of more than one dedicated circuit. Startech is developing a line of super I/O chips that integrate selected features found in various standard integrated circuits.

Personal computer manufacturers among Startech's customers include Compaq Computer Corp., Dell Computers, IBM and Matsushita Electric Corporation of America.

OTHER PRODUCTS AND MARKETS
- --------------------------


The Company also serves a variety of other markets, such as hearing aids, industrial controls and automotive controls. At present, most of the Company's integrated circuits sold to these markets are custom and semi-custom products. However, the Company continues to develop ASSP products in certain niche areas where there are opportunities.

     HEARING AIDS  The Company's BiCMOS processes and advanced filtering
     ------------

     technology allow the Company to provide a low-noise, low-power single chip solution for hearing aid manufacturers. The Company's design experience with EEPROM memory also enables the Company to add programmability features so that in the future the electronic characteristics of hearing aids may be tailored to fit both an individual user and ambient noise conditions.

     INDUSTRIAL CONTROL  The Company's products in this area include integrated
     ------------------

     circuits for use in security systems, magnetic card readers and process control. One of the Company's products in this area is an integrated circuit for industrial robotics applications incorporating EEPROM technology.

     AUTOMOTIVE  Exar sells custom and semi-custom integrated circuits for use
     ----------

     in automotive applications, including air bags and body control systems, such as keyless entry systems.

     MULTI MEDIA  Multi media combines voice, data, and video on the same
     -----------

     medium. The Company's mixed-signal and audio expertise are integrated for custom products in this market.

     SENSORS  The Company's analog to digital techniques and amplifier expertise
     -------

     are incorporated in Exar's offering of sensor interface circuits. The acquisition of SMI expands Exar's product offerings to the motion, pressure and accelerometer markets. (See "Recent Acquisitions".)

     HOME AUTOMATION  The acquisition of Origin provided the Company with
     ---------------

     capabilities needed to enter the home automation market through command and control functions with such applications as remote control.

     GENERAL PURPOSE ANALOG STANDARD PRODUCTS  The Company also markets a line
     ----------------------------------------

     of general purpose analog standard products such as timers, switching regulators, operational amplifiers and filters. The Company offers current and voltage output DACs which include products ranging from 8 to 16 bits of resolution. Recent product introductions offer unique digital control capabilities and wide bandwidth for the direct control of video and CCD imaging signals.

WAFER SERVICES  Through March 31, 1994, the Company sold epitaxial and bipolar
- --------------

wafers to Rohm. The Company entered into a sale and leaseback of these manufacturing facilities with Rohm in April 1992 in order to shift to Rohm (as the largest customer of the facilities) the benefits and risks associated with capacity utilization. Effective April 1, 1994, Exar no longer operates the manufacturing facilities for Rohm. Accordingly, the revenues associated with the operation of such facilities are no longer included in the financial results of the Company. During the period April 1, 1994 through March 31, 1995, the Company provided management services to Rohm in connection with the operation of the Rohm manufacturing facilities. In exchange for these services, the Company received a management fee. Fees for such services were not significant.

RECENT ACQUISITIONS
- -------------------


STARTECH  On March 31, 1995, the Company acquired Startech Semiconductors, Inc.
- --------

(Startech). Startech, a privately held fabless semiconductor company headquartered in Sunnyvale, California, designs, develops and markets ASSPs for a variety of markets including the data communications, telecommunications, personal computer, workstation and peripherals markets. ASSPs meet the requirement for fast, error-free, inexpensive data communications essential to today's computer system and software products. Startech designs its ASSPs to meet evolving industry standards and protocols, enabling its customers to react rapidly to the technological changes they face.

Startech's principal product offerings include a broad line of UARTs. Startech created a highly integrated Quad UART with FIFO (first in, first out) circuitry which has been established as the de facto industry standard for Quad FIFO UARTs used in multi-channel networking applications designed to work with Intel Corporation's microprocessors. Startech is using its megacell design library, created in connection with its UART operations, to develop a line of super I/O (input/output) chips that integrate selected features found in various standard integrated circuits. In addition to its UART-related activities, Startech offers a range of programmable frequency generators used in computer system graphics applications, hard disk drives and telecommunications.

Startech's has over 200 customers worldwide including Boca Research, Rockwell International and U.S. Robotics, as well as Exar, in the communications and connectivity industry together with the personal computer manufacturers previously discussed. (See "Personal Computers".)


SMI  In February 1993, Exar acquired a minority interest in Silicon
- ---

Microstructures, Inc. (SMI) a privately held fabless semiconductor company headquartered in Fremont, California. In May 1995, the Company acquired all of the remaining outstanding stock of SMI. SMI designs, develops and markets silicon sensors for a variety of markets including medical, automotive and consumer. SMI's current products include precision piezoresistive pressure sensors and accelerometers.

The pressure devices are fabricated in silicon using processing similar to that needed for bipolar or MOS transistors coupled with additional silicon etching technologies to allow the formation of thin membranes and force concentrators. SMI produces both moderate and very-low pressure sensors.

SMI has achieved a precision capacitive accelerometer structure using "bulk" micromachining of the silicon merged with fusion bonding of several silicon wafers to provide a self-contained sensor. Coupled with an application specific integrated circuit, the accelerometer provides high performance, wide-dynamic range, good stability, good over-shock protection and low cost. Micron sized mechanical parts etched in silicon can incorporate sophisticated intelligence on-board the sensor itself.

Other structures possible with the technology include, for instance, precision flow channels, ultra small valve structures, as well as co-integrated devices where mechanical structures and circuitry are fabricated on a common wafer silicon.



MARKETING AND CUSTOMERS
- -----------------------


Exar sells its products principally to OEMs for use in a broad range of electronic systems and equipment. The following table provides a geographic breakdown of the Company's sales with sales of wafer services to Rohm set forth separately. For additional geographic financial information, see Note 8 in Notes to Consolidated Financial Statements.



                                YEARS ENDED MARCH 31
                                --------------------

                                  (IN THOUSANDS)


                               1995               1994              1993
                               ----               ----              ----

U.S. Sales                  $ 62,344           $ 42,040           $43,512
International Sales:
  Sales by Exar Japan         55,851             64,833            54,216
  Other Sales                 41,277             32,732            31,549
Rohm Wafer Services               --             22,054            16,819
                            --------           --------           -------


TOTAL                       $159,472           $161,659           $146,096
                            ========           ========           ========



Exar markets its products in the United States principally through nineteen independent sales representatives and ten independent non-exclusive distributors, as well as through the Company's direct sales force. Exar currently has sales support offices in or near Boston, Chicago, Dallas, Los Angeles, Philadelphia and San Jose.

Exar is represented internationally by approximately thirty-one sales representatives and distributors. In addition, Exar is represented in Europe by its wholly-owned subsidiary, Exar Ltd. and in Japan by its wholly-owned subsidiary, Exar Japan. The products marketed by Exar Japan are generally not in competition with those marketed in Japan by Exar's independent distributors. Exar's international operations are subject to certain risks common to foreign operations in general, such as governmental regulations and import restrictions. While Exar has acted to minimize its exposure to exchange rate fluctuations, there can be no assurance that the Company will not from time to time experience exchange rate losses on products sold overseas by Exar Ltd. and Exar Japan.

During the fiscal year ended March 31, 1995, no single customer accounted for more than 10% of Exar's sales.

Exar typically provides a limited warranty against defects in materials and workmanship for a period of ninety days from the date its products are delivered.



PROCESS TECHNOLOGIES
- --------------------


Exar uses a variety of process technologies in the fabrication of its products, including bipolar, silicon gate and moly gate CMOS, and BiCMOS, which utilizes both bipolar and CMOS technologies. These processes allow Exar to take advantage of different types and characteristics of integrated circuit components with different performance and cost characteristics. The Company believes that its ability to design and deliver integrated circuits using a wide variety of processes enables it to be responsive to customer requirements and optimize the performance of its products for particular applications.

Historically, bipolar processes have been used for analog circuits where speed, high voltage, low noise or effective component matching is necessary. CMOS circuitry was originally used for digital applications where lower voltage and greater chip density are necessary. CMOS manufacturing processes have subsequently been adopted and are used for an increasing portion of analog and mixed-signal devices in order to take advantage of that technology's lower power consumption. BiCMOS processes permit the combination of bipolar and CMOS on a single device, resulting in the ability to combine selectively the performance characteristics of bipolar circuitry with the lower power consumption of CMOS.

In addition, the Company can provide accurately matched thin-film resistors and/or laser trim when needed to meet performance requirements.


MANUFACTURING
- -------------


The Company uses outside sources for the supply of its integrated circuits.
Rohm is the Company's largest supplier of wafer services. During fiscal 1995, approximately 67% of the Company's sales of integrated circuits were of products
made from wafers manufactured for the Company by Rohm.   Rohm supplies the
Company with 2 micron bipolar products, and CMOS products. In addition, Rohm Corporation is the Company's primary source of 6 micron bipolar and BiCMOS products. These services are provided to the Company pursuant to two separate foundry service agreements which expire in April 1997 and April 2006. The agreement expiring in April 1997 is automatically extended for successive two year terms unless and until it is terminated by either party upon at least six months notice prior to the end of the extension term. The Company is not under any obligation to continue obtaining manufacturing services from Rohm.

The Company also obtains CMOS and BiCMOS products from independent manufacturers. Although the Company has qualified second sources for certain of its foundry requirements, there would be significant lead times and initially lower yields associated with the use of such sources. Accordingly, a disruption in supply from one or more of the Company's outside suppliers could have a material adverse effect on operations.

The Company is currently experiencing long lead times and delays from outside sources of certain products. These delays have negatively affected the Company's ability to respond to customers of such products. Due to supply disruptions, the Company decided to terminate its product line of semiconductors used in hard disk drive products. (See "Mass Storage".) The Company is currently reviewing alternatives including the expansion of its available manufacturing capacity for other products.

Exar conducts electrical testing of integrated circuits in both wafer and packaged form. The combination of various functionalities makes the test process for analog and mixed-signal devices particularly difficult. The Company has purchased and intends to continue to acquire advanced equipment to test its products. Test operations require the programming, maintenance and use of sophisticated computer-based test systems and complex automatic handling systems. Exar has special screening and qualification programs when high reliability quality grades are required by customer specifications.

After testing, wafers are usually shipped to the Far East for assembly, where they are cut into individual circuits and packaged. Following assembly, a significant portion of the Company's products are returned to Exar for final testing and quality assurance. Most of Exar's assembly work is performed by independent contractors in Taiwan, Indonesia, the Philippines and Korea. A portion of such work is also performed by subsidiaries of Rohm in Japan.

The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers. Although shortages have occurred and on occasion lead times have been extended, the Company has not recently experienced significant difficulty in obtaining raw materials or equipment.

ENGINEERING, RESEARCH AND DEVELOPMENT
- -------------------------------------


Exar's ability to compete successfully depends in part on its ability to introduce technologically advanced products on a cost-effective and timely basis. Exar is committed to improving its manufacturing and design capabilities and developing new process technologies and products. During the fiscal years ended March 31, 1995, 1994 and 1993, Exar's research and development expenses were $14.4 million, $11.5 million, and $11.4 million, respectively.

Exar was one of the first companies to offer its customers the ability to create semi-custom analog integrated circuits, and the Company remains a leading vendor in this area. Exar's analog arrays utilize silicon wafers containing a series of uncommitted components. The wafers are completely fabricated except for the final metalization layer, allowing an engineer to customize the circuit by connecting the uncommitted components to conform to the customer's requirements. Semi-custom design techniques reduce the total time required for new custom designs to reach production, with development costs substantially lower than those associated with full custom design. Exar makes available to its customers its FLEXARTM family of flexible linear arrays, together with its proprietary Flexible Integrated Design System (FIDSTM) software tools to assist customers with the design and layout of array products.

Exar utilizes an "N"-well CMOS library of analog, digital and EEPROM standard cells which incorporate analog, digital and memory functions. Standard cells are pre-designed and characterized mini-circuits that adhere to certain design constraints, and that have been prepared for efficient insertion into custom integrated circuits. These mini-circuits include widely used functional blocks, plus primitive circuit elements from which more specialized functions can be built. The technique of designing with standard cells enables the designer to focus on functional aspects of the circuit design, rather than physical aspects.

Exar anticipates that market demand for higher performance and more complex circuits will require increasing levels of precision, simulation and testing made available with design automation tools, such as computer-aided engineering ("CAE") and computer-aided design ("CAD") systems. In addition, such design automation systems significantly accelerate the product development cycle, particularly when used with semi-custom products, such as analog and mixed-signal arrays and standard cells. The vast majority of the CAE systems available have been developed for digital design and, consequently, must be adapted for analog design implementation. Exar considers its CAE/CAD capabilities to be important to its future success in all areas of new product development and intends to continue to enhance its CAE/CAD systems.

COMPETITION
- -----------


The semiconductor industry is intensely competitive and is characterized by rapid technological change and a history of price reduction as production efficiencies are achieved in successive generations of products. Although the market for analog and mixed-signal integrated circuits is generally characterized by longer product life cycles and less dramatic price reductions than the market for digital integrated circuits, Exar faces substantial competition in each market in which it participates. Competition in Exar's markets is based principally on technical innovation, product features, timely introduction of new products, reliability, price, technical support and service. Exar believes that it competes favorably in all of these areas.

Because the analog and mixed-signal integrated circuit markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to some of the Company's products include, among others, Crystal Semiconductor, Dallas Semiconductor, Hitachi, Level One Communications, Rockwell Communications, and Silicon Systems, Inc. While Japanese and other foreign manufacturers have not played a major role in markets for the Company's products to date, they possess the necessary technical and financial capabilities to compete effectively in these markets, and there can be no assurance that significant foreign competition will not develop in the future. As the Company markets its products more aggressively in Japan, it will encounter greater competition from Japanese manufacturers. Many of the Company's competitors have substantially greater financial, manufacturing and marketing, and some of them have greater technical resources. There can be no assurance that competitive factors will not adversely affect the Company's future business.


BACKLOG
- ------


Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment over the succeeding twelve months. Backlog includes oral orders which are generally subsequently confirmed by written purchase orders. Exar's backlog does not include Rohm designed products sold by Exar Japan which has been a material source of revenue for Exar.

At March 31, 1995, Exar's backlog was approximately $38.9 million, compared with $39.4 million at March 31, 1994. In addition, Startech's backlog at March 31, 1995 was approximately $3 million.

Sales are made pursuant to purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Lead times for the release of purchase orders depend upon the scheduling practices of the individual customer, and the rate of bookings varies from month to month. In addition, Exar's distributor agreements generally permit the return of up to 10% of the purchases annually for purposes of stock rotation and also provide for credits to distributors in the event Exar reduces the price of any product. Because of the possibility of changes in delivery schedules, cancellations of orders, distributor returns or price reductions, Exar's backlog as of any particular date may not be representative of actual sales for any succeeding period. Customer orders for standard products can be canceled prior to shipment without substantial penalty.



EMPLOYEES
- ---------


As of April 1, 1995, Exar had 468 employees, including 109 in marketing and sales, 167 in research, development and engineering-related functions, 134 in manufacturing and production and 58 in administration. Many of Exar's employees are highly skilled, and competition in recruiting and retaining such personnel is particularly intense in the labor market in which Exar operates. Exar believes that its continued success depends in part on its ability to continue to attract highly qualified management, marketing and technical personnel. None of Exar's employees are covered by collective bargaining agreements, and Exar has not experienced any work stoppages. Exar believes that its employee relations are good.



EXECUTIVE OFFICERS OF THE COMPANY  The name of the Company's executive officers
- ---------------------------------

and certain information about them is set forth below.

              NAME   AGE   POSITION
              ----   ---   --------

   George D. Wells   59    Chief Executive Officer, President and
                           Director
   Ronald W. Guire   46    Senior Vice President, Chief Financial
                           Officer, Secretary and Director
 H. Ilhan Refioglu   46    Vice President, Strategic Product Groups
 Robert M. Skinner   64    Vice President, Worldwide Sales
Stephen W. Michael   48    Vice President, New Market Development Group
Thomas R.Melendrez   41    Corporate Vice President, Legal Affairs
     Paul Kageyama   51    Director of Manufacturing
   Thomas W. Jones   47    Director of Reliability and Quality Assurance
 Suhas "Sid" Bagwe   55    Director of Strategic Planning and Long Range
                           Development

Mr. Wells joined Exar as CEO and President of the Company in June 1992 and has served as a director since September 1992. Mr. Wells has more than 35 years of semiconductor experience, most recently with LSI Logic Corporation, a manufacturer of HCMOS and BiCMOS application-specific integrated circuits (LSI) where he was President and Chief Operating Officer from 1984 to 1992. From 1983 to 1985, Mr. Wells was President of Intersil and General Manager of Semiconductor, divisions of General Electric. Mr. Wells is also a director of Micronics Computers, Inc., a manufacturer of high-performance system boards and Q Logic a supplier of adapter cards and disk controller chips. Mr. Wells holds a BS in Physics (cum laude) and completed two years of post-graduate work in Nuclear
Physics at the University of Glasgow, Scotland.

Mr. Guire joined the Company in July 1984 and has been a director of the Company since June 1985. He has served in a variety of officer positions, and has been Chief Financial Officer of the Company since May 1985 and Senior Vice President since November 1989. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from 1979 until he joined the Company in July 1984.

Dr. Refioglu worked continually with Exar from August 1984, serving in a variety of management positions until April 1994 when he assumed the position as Vice President, Strategic Product Groups. In addition, he worked for Exar in various engineering capacities from 1978 until 1983. Dr. Refioglu holds a Ph.D. in electrical engineering from Arizona State University. In June 1995 Dr. Refioglu resigned his position with the Company.

Mr. Skinner joined Exar in September of 1992 as Vice President, Worldwide Sales. He has over 30 years of semiconductor sales experience. From 1985 to 1992 Mr. Skinner served as Vice President of Sales for LSI. Prior to LSI, he headed his own import and distribution company of electronic components. He has also held senior sales management positions with Zilog, Kierulff Electronics, Intersil and Fairchild.

Mr. Michael joined the Company as Vice President of New Market Development in September 1992. Mr. Michael has 22 years of semiconductor industry experience, most recently as Vice President, and General Manager, Analog & Custom Products with Catalyst Semiconductor ("Catalyst"). He joined Catalyst in 1987 and served in various senior positions.

Mr. Melendrez joined Exar in April of 1986 as Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. Mr. Melendrez has over 15 years legal experience in the semiconductor and related industries. He received a B.A. from the University of Notre Dame, and a J.D. from the University of San Francisco.

Mr. Kageyama joined Exar in June 1987 and worked in various engineering positions. He was promoted in May 1989 to Director of Manufacturing. Mr. Kageyama holds an MSEE from Stanford University and BSEE from the University of California at Berkeley.

Mr. Jones joined the Company as Director of Total Quality Management in October 1992 and was promoted to Director of Reliability and Quality Assurance in November 1992. Mr. Jones has over thirty years of industry experience, most recently with LSI as Director of Quality Assurance. Mr. Jones joined LSI in September 1990. In December 1989 Mr. Jones joined Elcon Products International, Fremont California as Director of Manufacturing. From 1970 to December 1989, he was with Siliconix, where he held various management positions including Director of Operations, and Director of Quality and Reliability.

Mr. Bagwe joined Exar as Director of Data Communications Product Group in March 1993, a position he held until April 1994 when he assumed his current position as Director of Strategic Planning and Long Range Business Development. From January 1990 until March 1993, Mr. Bagwe was Vice President of Marketing and Sales at Phylon Communications. From 1987 to December 1990 he served as Director of Business Development for Headland Technology. Mr. Bagwe has also served in a variety of executive management positions with various companies in the electronics industry. Mr. Bagwe holds an MBA with honors from Loyola University in Chicago, a BSEE from the University of Illinois and a BS in physics from the University of Poone, India.


TRADEMARKS, PATENTS AND LICENSES
- --------------------------------


The Company seeks to protect its proprietary products through a combination of patent rights, copyrights, mask work registrations and trade secrets. Exar believes that these intellectual property rights are substantially less significant to its business than such factors as technical expertise, marketing ability and customer support.

Because of rapid technological developments in the semiconductor industry and the broad and rapidly developing patent, mask-work rights and copyright coverage, certain of Exar's products or processes may, from time to time, give rise to alleged infringement of existing patents, mask-work rights or copyrights. Exar has, on occasion, received notifications of alleged infringements and some allegations remain unresolved. There can be no assurance regarding the outcome of any particular alleged infringements. The Company attempts to protect its trade secrets, mask-work rights and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.



ENVIRONMENTAL LAWS
- ------------------


Governmental regulations impose various controls on the discharge to the environment of hazardous materials used in semiconductor processing. Failure to comply with present or future regulations could result in the suspension or cessation of the Company's operations. In addition, such regulations could restrict Exar's ability to expand at its present location and incur other substantial expense. Moreover, there can be no assurance that changes in governmental regulations will not result in the imposition of other requirements which could impede operating performance. Any failure by Exar to adequately control hazardous substances could also subject it to future liabilities.

The California Regional Water Quality Control Board for the San Francisco Bay Region is conducting an investigation of contaminants detected in subsurface groundwater at approximately 50 different sites in Santa Clara County, California, including a location formerly leased by Exar in Sunnyvale, California. Ongoing studies indicate that contaminants in groundwater beneath such leased facility result from the migration of contaminants released by other neighboring manufacturers. Although this matter is subject to an unusual degree of uncertainty, on the basis of the facts presently known, the ultimate outcome of this matter is not expected to have a material adverse effect on the financial position or results of operations of the Company.

During 1987, Micro Power became aware of low-level groundwater contamination on its principal manufacturing property. Although the area of contamination appears to have been defined, the source has not been determined. Micro Power has reached an informal agreement with another company to participate in the cost of the remedial investigations and the final clean up, which is expected to continue for approximately 10-15 years. Micro Power has recorded its share of the estimated liability, approximately $1.1 million.



ITEM 2    PROPERTIES
          ----------


The Company's corporate headquarters are located in San Jose, California. The leased facility consists of approximately 81,000 square feet of office space occupied by Exar's principal administrative, test, engineering, marketing, customer service and sales departments. The lease on this facility expires in November 1995. In addition, the Company leases approximately 60,000 square feet of office space in Santa Clara, California. This space is occupied by certain of the Company's administrative, sales and manufacturing departments. The lease on this facility expires in 1996.

Exar owns 13.1 acres of land in Fremont, California which it acquired in 1985. In October 1994, the Company began construction on facilities at this site consisting of approximately 151,000 square feet. The facilities are expected to be completed in November 1995 and will be occupied by Exar's principal administrative, test, engineering, marketing, customer service and sales departments. (See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".)



ITEM 3    LEGAL PROCEEDINGS
          -----------------


None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------


No matters were submitted to a vote of security holders during the quarter ended March 31, 1995.



                                    PART II
                                    -------


ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER MATTERS
          ------------------------------------------------- -------------------


The Common Stock of Exar is traded on the NASDAQ National Market System under the symbol "EXAR." The following table sets forth the range of high and low sales prices for the Company's common stock for the periods indicated, as reported by NASDAQ. Such prices have been adjusted for the stock dividend effected in the form of a stock split in October 1994. The listed quotations represent inter-dealer prices without retail markup, markdown or commissions.

                            COMMON STOCK PRICES
                            -------------------


                                            HIGH                        LOW
                                            ----                        ---

FISCAL 1995
- -----------

Quarter ended March 31, 1995             $24 3/4                    $19 1/2
Quarter ended December 31, 1994          $24 1/2                    $19 1/2
Quarter ended September 30, 1994          $35                       $25 1/2
Quarter ended June 30, 1994              $28 1/4                    $21 1/2


FISCAL 1994
- -----------

Quarter ended March 31, 1994             $18 1/8                    $14 3/8
Quarter ended December 31, 1993          $22 3/8                    $14 1/8
Quarter ended September 30, 1993          $23                       $18
Quarter ended June 30, 1993              $19 1/8                    $13 7/8

The Company has never paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business.
The Company had approximately 360 stockholders of record as of May 31, 1995.
The Company believes it has in excess of 2,500 beneficial stockholders. The last sales price for Exar's Common Stock, as reported by NASDAQ on May 31, 1995, was $26.50 per share.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          ------------------------------------

                                        YEARS ENDED MARCH 31,
                                        ---------------------

                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                            1991       1992      1993       1994     1995
                            ----       ----      ----       ----     ----

Consolidated Statements
of Operations Data:

Net Sales               $112,730   $139,775  $146,096   $161,659   $159,472

Income (Loss)From
Operations                 8,234     13,250    18,858     20,999     (4,989)
Net Income (Loss)          7,150     10,819    13,687     15,665    (11,084)
Net Income (Loss) Per
Share (a)                    .97       1.16      1.33       1.52      (1.25)
Weighted Average Shares
    Outstanding(a)         7,404      9,354    10,260     10,287      8,835


                                                 MARCH 31,
                                                 ---------

                                               (IN THOUSANDS)
                            1991      1992     1993        1994           1995
                            ----      ----     ----        ----           ----

Consolidated Balance
Sheet Data:

Working Capital          $41,337   $73,426  $90,827    $ 85,842       $ 81,286
Total Assets             105,674   138,235  138,898     132,219        150,080
Redeemable Preferred      21,075    13,135       --          --             --
Stock
Retained Earnings         10,770    21,529   35,216      50,881         39,797
Stockholders' Equity      53,798    91,623  108,773     105,378        107,696

(a) All share and per share amounts for 1991 through 1994 have been restated to give effect to the 3 for 2 stock dividend effected in the form of a stock split in October 1994.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------

          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------


GENERAL
- -------


The Company derives revenue principally from the sale of integrated circuits for use in communications, consumer electronics, document imaging, automotive, personal computers and mass storage products and other selected areas. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, and the Company's ability to achieve certain manufacturing efficiencies. The Company's newer analog and mixed-signal products tend to have higher gross margins than many of the Company's more mature products and margins of any particular product may erode over time.

The Company has wholly-owned subsidiaries in Japan and the United Kingdom to support its sales operations in each of those areas. The Company's business in Japan includes the sale of integrated circuits which are primarily for use in consumer electronics products and such sales are made with sales assistance from Rohm. The sale of integrated circuits for use in consumer electronics products is a high volume business, but generally such products have lower gross margins than the Company's other products.

The Company has made a number of changes in its underlying business in an effort to reduce its low-margin businesses. At the same time, to increase its share of revenues from the sale of proprietary products and to acquire additional technology, the Company made significant investments through direct acquisition of companies with related product lines. These actions, which have continued into the first quarter of fiscal 1996, are summarized below:

Reduction of Low Margin Businesses
- ----------------------------------


Effective April 1, 1994, the Company transferred its wafer manufacturing operations to Rohm and thereby eliminated sales derived from wafer processing services. In fiscal 1995, the Company continued to provide certain services to Rohm in exchange for an administrative fee, which was not significant, but this activity and the related fees have ceased. However, Rohm continues to be a major supplier of wafers to the Company.

Effective April 1, 1995, the Company no longer recognizes revenue from the sale of Rohm-designed integrated circuits for the consumer products industry in Japan. However, the Company will recognize commission revenue from this business in the future and will continue to recognize revenue from the sale of its proprietary products in Japan. In fiscal 1995 sales of Rohm designed products were approximately $36 million. The Company believes that the impact of the elimination of these revenues will not have a material impact on results from operations.

In May 1995, the Company was notified by its foundry supplier of wafers used in its mass storage products that no wafers would be delivered in the second quarter of fiscal 1996. Accordingly, the Company will discontinue its mass storage product line, which has historically been a low margin business, in the second quarter of fiscal 1996. In the year ended March 31, 1995, sales of mass storage products were approximately $20 million and the product line generated a small operating loss. The Company is currently evaluating the assets associated with this product line and other costs associated with the cancellation of these products. The Company has made a claim against its foundry supplier for recovery of write-offs it may incur related to the termination of this product line.

Recent Acquisitions
- -------------------


In May 1994, the Company acquired Orgin Technology, Inc. (Origin) for $1.4 million in cash (see Note 9 to consolidated financial statements). Origin designs, develops and markets proprietary automatic speech recognition (ASR) products for the consumer market.

In June 1994, the Company acquired Micro Power Systems, Inc. (Micro Power) for $21.7 million in cash (see Note 9 to consolidated financial statements). Micro Power designs, develops, manufactures and markets high-performance data converters, data acquisition subsystems and other sophisticated electronic components for the document imaging, communications, microperipherals, industrial and other markets.

On March 31, 1995, the Company acquired Startech Semiconductor, Inc. (Startech) in exchange for a combination of cash and common stock valued at $13.2 million. Startech designs, develops and markets application-specific standard products for a variety of markets, including the data communications, telecommunications and personal computer workstation and peripheral markets. Startech reported total revenues of $9.7 million for its most recent fiscal year ended September 30, 1994.

In the first quarter of fiscal 1996, the Company acquired Silicon
Microstructures, Inc. (SMI). SMI designs, develops and markets silicon sensors for a variety of markets, including medical, automotive and consumer.

All of the acquisitions have been accounted for as purchases and the results of operations for fiscal 1995 include the operations of the acquired companies subsequent to the dates of acquisition. Accordingly, the operations of these companies, prior to acquisition, are not reflected in the Company's historical operating results. As a result of the acquisitions completed in fiscal 1995, the Company recorded approximately $6.9 million of goodwill which is being amortized over a period of five years. The remaining portion of the excess purchase price (approximately $27.8 million) was allocated to acquired research and development and was expensed in fiscal 1995.




RESULTS OF OPERATIONS
- ---------------------


The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                           YEARS ENDED MARCH 31,
                                           ---------------------

                                 1995               1994             1993
                                 ----               ----             ----

Net sales                       100.0%             100.0%           100.0%
Cost of sales                    61.1               67.6             66.2
Research and development          9.0                7.1              7.8
Write-off of in-process R&D      17.4                -                -
Selling, general and
administrative                   15.6               12.4             13.1
                                -----              -----            -----

Operating income (loss)          (3.1)              12.9             12.9
Other income, net                 1.8                1.9              1.5
                                -----              -----            -----

Income (loss) before income
taxes                            (1.3)              14.8             14.4
Income taxes                      5.7                5.1              5.0
                                -----              -----            -----

Net income (loss)                (7.0)%              9.7%             9.4%
                                ======             =====            =====



FISCAL 1995 VS FISCAL 1994
- --------------------------


Net sales during fiscal 1995 were approximately $159.5 million compared to $161.7 million in fiscal 1994 as the addition of the revenues of Origin and Micro Power, offset in part, the revenues previously provided under the wafer processing arrangement with Rohm and a decrease in sales of second source consumer products in Japan.

The Company experienced increases in sales of integrated circuits for use in new markets, communications and microperipheral products which were partially offset by decreases in sales of integrated circuits for use in the communications product line. These decreases were due, in part, to increased competition and no new product introductions within the modem market.

Overall, sales of proprietary products increased by approximately 29%, while sales of second source consumer products decreased by approximately 21%. In fiscal 1995, Sales to domestic customers increased by 48% to $62.3 million. International sales, excluding wafer sales to Rohm, remained relatively constant at approximately $97 million. The Company's international sales consist of sales from the United States to overseas customers and sales by the Company's wholly-owned subsidiaries in Japan and the United Kingdom. Sales by the Company's foreign subsidiaries are denominated in the currency of the local country, while all other international sales are denominated in U.S. dollars. The fact that the Company operates internationally gives rise to exposures from changes in currency exchange rates. The Company has adopted a set of practices to strictly minimize its foreign currency risk which includes the use of foreign currency exchange contracts to hedge amounts receivable from its foreign subsidiaries. In addition, foreign sales may be subject to tariffs in certain countries or with regard to certain products; however, the Company's profit margin on international sales of integrated circuits, adjusted for differences in product mix, is not significantly different from that realized on its sales to domestic customers.

Cost of sales as a percentage of net sales decreased from 68% in fiscal 1994 to 61% in fiscal 1995. The corresponding increase in gross margins is due primarily to changes in product mix, including i) the termination of the arrangement under which the Company provided wafer processing services to Rohm,
ii) the decrease in sales of second source consumer products in Japan , and iii) the addition of higher margin product lines as a result of the acquisitions discussed above.

Expenditures for research and development during fiscal 1995 increased by $2.9 million or 25% compared to fiscal 1994. As a percentage of net sales, expenditures for research and development increased from approximately 7% in fiscal 1994 to 9% in fiscal 1995. The increase in research and development expenses is primarily attributable to additional headcount and additional research and development expenditures of acquired companies, as well as changes in product mix as the products of acquired companies displaced the wafer foundry services previously provided to Rohm.

Selling, general and administrative expenses were $24 million in fiscal 1995 compared to $20 million in fiscal 1994. As a percentage of net sales, selling general and administrative expenses increased from approximately 12% of net sales in fiscal 1994 to 16% of net sales in fiscal 1995. The increases are due primarily due to the additional selling, general and administrative expenses of acquired companies and changes in product mix.

Net interest income during fiscal 1995 was consistent with the amounts reported in fiscal 1994 as higher average investment rates in fiscal 1995 were partially offset by lower levels of cash and short-term investments.

The Company's provision for income taxes is based on income from operations, excluding the write-off of in-process research and development, as there was no tax benefit associated with such write-off. The effective income tax rate for fiscal 1995, before the write-off of in-process research and development, was consistent with the federal statutory rate of 35% as state income taxes and foreign income which is taxed at rates different from U.S. income tax rates was offset by tax advantaged investment income and tax savings generated from utilization of net operating losses and the Company's foreign sales corporation.

Although the Company reported a net loss for fiscal 1995, excluding the effects of the write-off of in-process research and development, the Company reported net income of $16.7 million ($1.81 per share) compared to $15.7 million ($1.52 per share) in fiscal 1994.

To date inflation has not had a significant impact of the Company's operating results.

FISCAL 1994 VS FISCAL 1993
- --------------------------


Net sales during fiscal 1994 increased approximately 11% from 1993. Sales of integrated circuits increased approximately 7% while net sales of wafer services to Rohm increased approximately 31%. Substantial increases in sales of integrated circuits for use in new markets, telecommunications and advanced consumer electronics products were partially offset by a significant decrease in sales of integrated circuits for use in data communications and microperipheral products . The decrease in sales of data communication products was due, in part, to price erosion in that market and delay of new product introductions while the decrease in sales of microperipheral products was due primarily to supply shortages of certain products being manufactured by foundries new to the Company for the hard disk drive market. Sales of Rohm-designed integrated circuits (which are primarily for use in consumer electronics products) increased by approximately 7% while sales of all other integrated circuits increased by approximately 8%.
International sales, other than wafer services provided to Rohm, increased by 14% to $97.6 million in fiscal 1994 from $85.8 million in fiscal 1993, while domestic sales decreased 3% to $42.0 million from $43.5 million

Cost of sales as a percentage of net sales increased to 68% in fiscal 1994 from 66% in fiscal 1993. Such increase was due primarily to changes in the product mix, including the increase in sales of wafer services provided to Rohm and Rohm-designed consumer electronic products.

Expenditures for research and development during fiscal 1994 remained relatively constant as compared to fiscal 1993, but as a percentage of net sales decreased to approximately 7% from approximately 8% reported in fiscal 1993.

Selling, general and administrative expenses, as a percentage of net sales, decreased slightly during fiscal 1994.

Net interest income during fiscal 1994 increased from fiscal 1993 due, primarily, to an increase in cash which was partially offset by a decrease in investment rates.

Other income during fiscal 1994 includes primarily the gain on disposal of idle equipment and foreign currency gains offset in part by a write down of investments to estimated net realizable value..

The Company's effective income tax rate during fiscal 1994 was 36% as compared to the federal statutory rate of 35%, due primarily to state taxes offset in part by tax savings generated from utilization of the Company's foreign sales corporation and tax advantaged investment income.

                               QUARTERLY RESULTS
                               -----------------


The following table contains selected unaudited quarterly financial data for the fiscal years ended March 31, 1994 and 1995. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.

QUARTERLY RESULTS
(Three Months Ended)
(In thousands, except per share amounts)

                       JUNE 30,    SEPT.   DEC. 31,  MARCH 31,
                                    30,
                         1993      1993      1993       1994

STATEMENT OF INCOME
DATA
Net sales               $42,635   $43,316   $38,407   $37,301
Cost of sales            29,197    29,343    25,667    25,006
                        -------   -------    ------   -------

Gross profit             13,438    13,973    12,740    12,295
Research and
  development             3,007     2,990     2,630     2,846
Selling, general,
  and
  administrative         4,988      5,219     4,923     4,844
Write-off of in-
  process research
  and development          --         --         --       --
                         ------    ------    -------   ------

Operating
  income (loss)          5,443     5,764      5,187    4,605
Other income, net          672       830      1,053      449
                        ------    ------    -------   ------

Income (loss)
  before income
  taxes and
  cumulative effect
  of change in
  accounting
  principle              6,115     6,594      6,240    5,054
Income taxes             2,243     2,518      2,274    1,503
                        ------    ------    -------   ------

Income (loss)
  before cumulative
  effect of change in
  accounting
  principle              3,872     4,076      3,966    3,551
Cumulative
  effect of change
  in accounting
  principle                200        --         --       --
                        ------    ------    -------   ------

Net income (loss)       $4,072    $4,076    $ 3,966   $3,551
                        ======    ======    =======   ======

Net income (loss)
  per share (a)         $  .39    $  .38    $   .37   $  .38
                         -----     -----     ------    -----

Shares used in
  computation (a)       10,532    10,797     10,700    9,408
                       =======    ======    =======  =======


QUARTERLY RESULTS (Continued)
(Three Months Ended)
(In thousands, except per share amounts)

                        JUNE 30,    SEPT.30   DEC.31   MARCH 31,
                          1994       1994     1994     1995

STATEMENT OF INCOME
DATA
Net sales              $38,061      $40,752 $40,029  $40,630

Cost of sales           24,203      25,110   24,316   23,871
                       -------      ------   ------   ------

Gross profit            13,858      15,642   15,713   16,759
Research and
  development            3,212       3,385    3,600    4,179
Selling, general,
  and
  administrative         5,965       6,154    5,944    5,917
Write-off of in-
  process research
  and development       16,875          --       --   10,951
                       -------      ------   ------   ------

Operating
  income (loss)        (12,194)      6,103    6,169   (4,288)
Other income, net          733         398      559      509
                       -------      ------   ------   ------

Income (loss)
  before income
  taxes and
  cumulative effect
  of change in
  accounting
  principle            (11,461)      6,501    6,728   (3,779)
Income taxes             1,870       2,320    2,372    2,511
                       -------      ------   ------   ------

Income (loss)
  before cumulative
  effect of change in
  accounting
  principle            (13,331)      4,181    4,356   (6,290)
Cumulative
  effect of change
  in accounting
  principle                 --          --       --       --
                       -------      ------   ------   ------

Net income (loss)      $(13,331)    $4,181   $4,356   $(6,290)
                       =========    ======   ======   ========

Net income (loss)
  per share (a)        $(1.49)      $  .45   $  .47   $(.70)
                        ------       -----    -----    -----

Shares used in
  computation (a)        5,949       6,165    9,334    8,938
                       =======     =======   ======  =======




(a) All share and per share amounts have been restated to give effect to the 3 for 2 stock dividend effected in the form of a stock split in October 1994.

The Company's operations have reflected, and may in the future reflect, substantial fluctuations from period to period as a result of the impact of general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, management decisions to commence or discontinue certain product lines, and the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------


During the fiscal years ended March 31, 1993, 1994 and 1995, the Company financed its operations primarily from existing cash and short-term investments and cash flows from operations.

At March 31, 1995, the Company had $62.2 million in cash and short-term investments. The Company also has short-term, unsecured, informal lines of credit under which it may borrow up to $35.5 million, none of which was being utilized at March 31, 1995. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $37 million in support of its foreign currency transactions. At March 31, 1995, the Company had outstanding Japanese yen forward contracts totaling $2.1 million which mature through June 1995.

During the first quarter of fiscal 1995, the Company acquired Origin and Micro Power for approximately $23.1 in cash. On March 31, 1995, the Company completed the acquisition of Startech in exchange for a combination of cash and common stock valued at $13.2 million. Certain of the purchase agreements include provisions for adjustments to the final purchase price and/or include deferred compensation arrangements which may result in additional cash payments of up to $16.5 million over the next three years.

The building lease for the Company's principal manufacturing, engineering and administration facility expires in November 1995. The Company is in the process of constructing new facilities on its property in Fremont, California. The new facilities are expected to be completed in November 1995 at an estimated cost of approximately $14 million. The Company believes that such construction will require the use of approximately $12 million in cash in fiscal 1996.

The Company anticipates that it will finance its operations with cash flows from operations, existing cash and short-term investment balances, borrowings under existing bank credit lines, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the needs of the Company and prevailing market conditions.


ITEM 8.   FINANCIAL STATEMENTS
          --------------------



                          Independent Auditors' Report
                          ----------------------------



Board of Directors and Stockholders
Exar Corporation:
We have audited the accompanying consolidated balance sheets of Exar Corporation and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended March 31, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended March 31, 1995. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exar Corporation and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP
Palo Alto, California
May 3, 1995, Except
as to Note 13 which
is as of June 14, 1995
EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND 1994 (IN THOUSANDS, EXCEPT SHARE
AMOUNTS)

                                                             1995        1994

ASSETS

CURRENT ASSETS:

  Cash and equivalents                                      $57,029      $62,400
  Short-term investments                                      5,133        5,254
  Accounts receivable, net of allowances of $2,985 and       29,719       25,128
   $2,359
  Inventories                                                18,411       11,927
  Prepaid expenses and other                                  1,687        1,576
  Deferred income taxes                                       7,277        4,376


               Total current assets                         119,256      110,661

LAND, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, Net              22,192       19,103
GOODWILL, net of accumulated amortization of $780             4,866        -
OTHER ASSETS                                                  3,766        2,455



TOTAL ASSETS                                               $150,080     $132,219



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable                                          $27,326      $16,174
  Accrued compensation and related benefits                   4,925        4,496
  Other accrued expenses                                      1,912        2,068
  Income taxes payable                                        3,807        2,081


               Total current liabilities                     37,970       24,819


DEFERRED INCOME TAXES                                         1,857        2,022

LONG-TERM OBLIGATIONS                                         2,557        -


STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares
authorized;
        no shares outstanding                                 -            -
  Common stock; $.0001 par value; 25,000,000 shares
authorized;
       9,309,066 and 10,376,142 shares outstanding           67,217       77,792
  Cumulative translation adjustments                            682          350
  Retained earnings                                          39,797       50,881
  Treasury stock; 1,727,052 shares at cost                    -         (23,645)


               Total stockholders' equity                   107,696      105,378


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $150,080     $132,219

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(In thousands, except per share amounts)

                                          1995         1994       1993



NET SALES                               $ 159,472    $ 161,659   $ 146,096

COST AND EXPENSES:
 Cost of sales                             97,500     109,213     96,799
 Research and development                  14,375      11,473     11,351
 Selling, general and administrative       23,980      19,974     19,088
 Write-off of in-process research
  and development                          27,826       -          -
 Goodwill amortization                        780       -          -
                                          -------    ---------    -------

       Total costs and expenses           164,461     140,660    127,238
                                          -------    ---------   --------

INCOME (LOSS) FROM OPERATIONS              (4,989)     20,999     18,858

OTHER INCOME (EXPENSE)
 Interest income                            2,471       2,414      2,899
 Interest expense                             (99)        (85)      (198)
 Other, net                                   606         675       (454)
                                          --------   ---------   ---------

        Total other income, net             2,978       3,004      2,247
                                          --------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                 (2,011)      24,003     21,105

INCOME TAXES                                9,073       8,538      7,418
                                          --------   ---------   ---------
INCOME (L0SS) BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                (11,084)      15,465     13,687

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                        -             200      -
                                         ---------   ---------   --------

NET INCOME (LOSS)                        ($11,084)     $15,665    $13,687
                                         ---------   ---------   --------
                                         ---------   ---------   --------
PER SHARE:
 Income (loss) before cumulative
  effect of change in accounting
  principle                                ($1.25)       $1.50      $1.33


 Cumulative effect of change in
  accounting principle                       -            0.02      -
                                         ---------   ---------   ----------


Net income (loss)                          ($1.25)      $ 1.52      $1.33

WEIGHTED AVERAGE SHARES OUTSTANDING         8,835       10,287     10,260
                                         ---------   ---------   ---------
                                         ---------   ---------   ---------

See notes to consolidated financial statements





EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY
YEARS ENDED MARCH 31, 1995, 1994 AND 1993 (IN THOUSANDS, EXCEPT SHARE AMOUNTS


                             Common Stock              Treasury Stock

                          Shares      Amount        Shares        Amount

BALANCES,  April 1,
1992                     9,690,396    $  70,110        -        $  -


Exercise of stock
options                    233,034        1,551

Income tax benefit
from stock options
exercised and sold          -               628

Stock issued under
Employee Stock
Participation Plan          67,536          699

Translation adjustment

Net income


BALANCES,  March 31,
1993                     9,990,966       72,988        -            -

Exercise of stock
options                    324,503        2,855

Income tax benefit
from stock options
exercised and sold          -             1,100

Stock issued under
Employee Stock
Participation Plan          60,673          849

Acquisition of
treasury stock,
including transaction
costs of $100                                      (1,727,052)   (23,645)

Translation adjustment

Net income


BALANCES,  March 31,
1994                    10,376,142       77,792    (1,727,052)   (23,645)

Stock issued in
connection with
acquisitions               349,587        8,750

Exercise of stock
options                    246,661        2,566

Income tax benefit
from stock options
exercised and sold                          739

Stock issued under
Employee Stock
Participation Plan          63,728        1,015

Retirement of treasury
stock                  (1,727,052)     (23,645)      1,727,052     23,645

Translation adjustment

Net loss

BALANCES,  March 31,
1995                     9,309,066    $  67,217        -        $      -



See notes to
consolidated financial
statements

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (Continued)
YEARS ENDED MARCH 31, 1995, 1994 AND 1993 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                Cumulative                        Total
                                Translation      Retained     Stockholders'
                                Adjustments      Earnings         Equity

BALANCES,  April 1, 1992                $(16)    $  21,529            $91,623

Exercise of stock options                                               1,551
Income tax benefit from
stock options exercised
and sold                                                                  628

Stock issued under
Employee Stock
Participation Plan                                                        699

Translation adjustment                    585                             585

Net income                                          13,687             13,687


BALANCES,  March 31, 1993                 569       35,216            108,773

Exercise of stock options                                               2,855
Income tax benefit from
stock options exercised
and sold                                                                1,100

Stock issued under
Employee Stock
Participation Plan                                                        849

Acquisition of treasury
stock, including
transaction costs of $100                                            (23,645)

Translation adjustment                  (219)                           (219)

Net income                                          15,665             15,665



BALANCES,  March 31, 1994                 350       50,881            105,378

Stock issued in connection
with acquisitions                                                       8,750

Exercise of stock options                                               2,566
Income tax benefit from
stock options exercised
and sold                                                                  739

Stock issued under
Employee Stock
Participation Plan                                                      1,015

Retirement of treasury
stock                                                                    -

Translation adjustment                    332                             332

Net loss                                          (11,084)           (11,084)



BALANCES,  March 31, 1995                $682    $  39,797           $107,696



See notes to consolidated
financial statements

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1995, 1994 AND
1993 (IN THOUSANDS)

                                           1995            1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     ($11,084)        $ 15,665      $ 13,687
 Reconciliation to net cash provided
  by operating activities:
      Depreciation and amortization       5,725           3,795         3,278
      Provision for doubtful accounts
       and sales returns                    626             471          (383)
      Write-down of investments to
       estimated net realizable value        -            1,256         1,568
      Write-off of in process research
       and development                   27,826         -              -
      Deferred income taxes                (531)           (925)       (3,058)
      Changes in operating assets and
       liabilities:
        Accounts receivable                (849)         (1,650)           35
        Inventories                        (267)           (248)        2,999
        Prepaid expenses and other          364            (752)         (298)
        Accounts payable                  5,009            (274)       (4,133)
        Accrued compensation and
         related benefits                (1,165)           (716)          (19)
        Other accrued expenses           (4,438)           (422)         (465)
        Income taxes payable              1,671          (1,775)        3,904


            Net cash provided by
             operating activities        22,887          14,425        17,115

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold
   improvements                          (6,798)         (7,546)       (3,577)
  Proceeds from disposition of
   equipment and leasehold improvements     -            -              1,574
  Purchases of short-term investments    (6,450)        (23,000)      (22,002)
  Proceeds from sales of short-term
   investments                            8,316          28,687        22,053
  Other assets                           (1,228)            (98)         (581)
  Acquisitions, net of cash acquired    (26,357)         -              -


        Net cash used in investing
         activities                     (32,517)         (1,957)       (2,533)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock                                  3,581           3,704         2,250
  Long-term obligations                     346         -               -
  Acquisition of treasury stock          -              (23,645)        -


        Net cash provided by (used
         in) financing activities         3,927         (19,941)        2,250


EFFECT OF EXCHANGE RATE
CHANGES ON CASH                             332           (219)           585


NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                              (5,371)         (7,692)       17,417

CASH AND EQUIVALENTS AT BEGINNING OF
YEAR                                     62,400          70,092        52,675


CASH AND EQUIVALENTS AT END OF YEAR   $  57,029        $ 62,400      $ 70,092



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for income taxes         $    7,857        $ 10,853     $   6,572



  Cash paid for interest                   -           $      5    $      173



See notes to consolidated financial
statements.


EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993



1.   BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS - Exar Corporation (Exar or the Company) designs, develops, and markets analog and mixed-signal application-specific integrated circuits for use in communications, document imaging, mass storage, consumer electronics and other selected products.


     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Exar and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     CASH AND EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

     SHORT-TERM INVESTMENTS - The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. At March 31, 1995, short-term investments consist of certificates of deposits of $2,000,000, auction-rate securities of $1,260,000, commercial paper of $950,000 and money market and/or mutual fund investments of $923,000.

     Effective April 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its short-term investments as "available-for-sale securities" and the cost of securities sold is based on the specific identification method. During the year ended March 31, 1995 there was no significant difference between the fair market value and the underlying cost of such investments.

     INVENTORIES - Inventories are stated at the lower of standard cost (first-in, first-out method) or market.

     LAND, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS - Land, equipment, and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

     GOODWILL - Goodwill is amortized on a straight-line basis over a period of five years.

     INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


     REVENUE RECOGNITION - Revenue is recognized at the time of shipment, including sales made to distributors under agreements allowing limited right of return and price protection on merchandise unsold by the distributors. For sales made to distributors, reserves are provided for returns and price allowances at the time of shipment.

     NET INCOME PER SHARE - Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding. Common share equivalents reflect the dilutive effect of outstanding stock options. In September 1994, the Company declared a 3 for 2 stock dividend which was effected in the form of a stock split. All share and per share amounts have been retroactively restated to give effect to the stock split.
 .
     FOREIGN CURRENCY - The functional currency of each of the Company's foreign subsidiaries is the local currency of that country. Material translation adjustments are included in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income.

     The Company enters into foreign currency exchange contracts from time-to-time to hedge certain currency exposures. At March 31, 1995, the Company had Japanese yen forward contracts for the conversion of 197,000,000 yen to U.S. dollars ($2,139,000 at March 31, 1995) which mature through June 1995. The Company is exposed to credit-related losses in the event of non performance by the parties to its foreign currency exchange contracts, but the credit exposure on such contracts was not significant at March 31, 1995. Net foreign currency transaction gains were $511,000, $1,400,000 and $372,000 in 1995, 1994, and 1993, respectively.

     FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash and short-term investments. The majority of the Company's sales are derived from manufacturers in the computer, communications and consumer electronics industries. The Company performs on-going credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Approximately 51% of net accounts receivable relates to sales to customers in Japan. By policy, the Company places its cash and short-term investments with high credit quality financial institutions and limits the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

2.   INVENTORIES

     Inventories at March 31 consist of the following:
                                                    1995       1994
                                                    ----       ----

                                                     (In thousands)

          Raw materials                           $   301   $   227
          Work in process                          11,746     6,597
          Finished goods                            6,364     5,103
                                                  -------   -------


          Total                                   $18,411   $11,927
                                                  =======   =======

3.   LAND, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Land, equipment, and leasehold improvements at March 31 consist of the following:

                                                  1995       1994
                                                  ----       ----

                                                   (In thousands)

          Land                                    $6,561    $ 6,561
          Machinery and equipment                 40,976     34,641
          Leasehold improvements                   1,287      1,133
          Construction in progress                 2,747      -
                                                  ------    ------

                                                  51,571     42,335

          Accumulated depreciation and
            amortization                          (29,379)  (23,232)
                                                  --------   ------


          Total                                   $22,192   $19,103
                                                  =======    ======

4.   BORROWING ARRANGEMENTS

     The Company has two short-term, unsecured, informal bank lines of credit under which it may borrow up to $35,500,000 through January 31, 1996. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $37 million in support of its foreign currency transactions. Interest rates are based on the term federal funds rate (5.75% at March 31, 1995) plus .25% to .55%. At March 31, 1995 there were no outstanding borrowings under these credit facilities.

5.   INCOME TAXES

     The provision for income taxes for the years ended March 31 consists of the following:

                                        1995       1994      1993
                                        ----       ----      ----

                                             (In thousands)
          Current:
             Federal                    $7,210    $7,076    $8,115
             State                       1,826     2,079     2,113
             Foreign                       568       108       248
                                        ------    ------    ------


                                         9,604     9,263    10,476
                                         -----     -----    ------

          Deferred:
             Federal                      (172)     (598)   (3,122)
             State                        (359)     (207)       -
             Foreign                         -        80        64
                                        ------    ------    ------


                                         (531)    (  725)   (3,058)
                                        ------    ------    -------


          Total                         $9,073    $8,538    $7,418
                                        ======    ======    ======

     Consolidated pretax income includes foreign income of approximately $1,066,000, $399,000, and $616,000 in 1995, 1994, and 1993, respectively.

     The Company adopted SFAS 109 effective April 1, 1993. The principal impact to the Company was a change in the recognition criteria for deferred tax assets. The cumulative effect of adopting SFAS 109 was to increase 1994 net income by $200,000 ($0.02 per share). Significant components of the Company's net deferred tax asset at March 31, 1995 and 1994 are as follows:

                                                     1995      1994
                                                     ----      ----

Deferred tax assets:                                 (In thousands)

Reserves and accruals not currently deductible    $ 4,571   $ 3,452
Net operating loss and tax credit carryforwards     2,291         -
State income taxes                                    371       821
Other                                                  44       103
                                                   ------   -------


Total deferred tax assets                           7,277     4,376
                                                    -----   -------



Deferred tax liabilities:
Depreciation                                       (1,460)   (1,784)
Other                                                (397)     (238)
                                                   -------  --------


         Total deferred tax liabilities            (1,857)   (2,022)
                                                   -------  --------


          Net deferred tax assets                  $5,420   $ 2,354
                                                   ======   =======

     The Company's net deferred tax assets at March 31, 1995 include $2,535,000 of deferred tax assets arising from the acquisitions of Micro Power Systems, Inc., Origin Technology, Inc. and Startech Semiconductor, Inc. (see Note 9). Approximately $1,266,000 of the acquired deferred tax assets relate to net operating loss carryforwards which previously had not been recognized. In accordance with the provisions of SFAS 109, the portion of the deferred tax assets relating to net operating loss carryforwards have been recognized as a reduction of the recorded value of goodwill. No valuation allowance for deferred tax assets was required for the years ended March 31, 1995 and 1994 as management believes it is more likely than not that the Company will generate sufficient taxable income to realize its deferred tax assets.

     Certain of the Company's subsidiaries have net operating loss and tax credit carryforwards of approximately $2,700,000 for state income tax purposes and $5,000,000 for federal income tax purposes, which are available to offset future taxable income through 1997 and 2008, respectively. Current federal and California tax law includes provisions limiting the use of net operating loss and tax credit carryforwards in the event of certain changes in ownership, as defined. The Company's ability to utilize its net operating loss and tax credit carryforwards could be limited according to these provisions.



     The following summarizes differences between the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision for income taxes for each of the years ended March 31:

                                         1995      1994      1993
                                         ----      ----      ----

                                              (In thousands)

Income taxes at statutory rate          $(704)    $8,401    $7,176
State income taxes, net of federal
  income tax benefit                      954     1,217     1,395
Write-off of in-process research
  and development                       9,739         -         -
Goodwill amortization                     273         -         -
Benefit of acquired net operating
  losses   not previously recognized     (574)        -         -
Benefit from utilization of
  net operating losses                    (70)        -         -
Tax-exempt interest income               (168)     (531)     (621)
Benefit of foreign sales corporation     (541)     (648)     (379)
Foreign income taxed at rates
  higher than U.S. tax rates              175        48       102
Other, net                                (11)       51      (255)
                                        ------    -----     ------
Total                                   $9,073    $8,538    $7,418
                                        ======    ======    ======

 The California income tax authorities may propose to assess income taxes using the unitary taxation method for some or all of the fiscal years 1986 to 1990, which remain open to examination under the statute of limitations. This taxation method has the effect of apportioning taxable income of Rohm to Exar and could possibly result in additional state income tax liability if successfully asserted. The California income tax authorities have assessed Exar for income taxes under the unitary taxation method for the years 1980 through 1985. Such assessments have been paid or accrued as of March 31, 1995. However, management believes the unitary taxation method is inappropriate for the Company and has filed refund claims or protests with respect to such amounts.

6.   EMPLOYEE BENEFIT PLANS

 EXAR SAVINGS PLAN - The Exar Savings Plan covers substantially all employees of the Company. The Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. Exar made contributions of $385,000, $311,000, and $311,000 during 1995, 1994 and 1993, respectively.

 BONUS PLANS - The Company's bonus plans provide for incentive bonuses for substantially all employees of the Company based upon the achievement of specified operating and performance results. Incentive bonuses totaled $400,000, $1,100,000 and $1,200,000 for 1995, 1994 and 1993, respectively.
 The Company's bonus plans may be amended or discontinued at the discretion of the Board of Directors.

7.   STOCKHOLDERS' EQUITY

 STOCK DIVIDEND AND RETIREMENT OF TREASURY STOCK - In September 1994, the Board of Directors declared a 3 for 2 stock dividend which was effected in the form of a stock split. All share and per share amounts have been retroactively restated to give effect to the stock split. In addition, the Company formally retired 1,727,052 shares of its common stock which had previously been held as treasury shares.

 EMPLOYEE STOCK PARTICIPATION PLAN - Exar is authorized to issue 1,000,000 shares of common stock under its Employee Stock Participation Plan. The plan permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period. Shares purchased by and distributed to employees were 63,728 in 1995, 60,673 in 1994, and 67,536 in 1993.

 The Company has reserved 772,264 shares of common stock for future issuance under its Employee Stock Participation plan.

 STOCK OPTION PLANS - Exar has a Stock Option Plan and a Non-Employee Directors' Stock Option Plan. Under these plans, the Company may grant options to purchase up to 2,405,000 and 245,000 shares of common stock, respectively. Options are granted at fair market value on the date of grant. Options are exercisable in four equal annual installments commencing one year after the date of grant and expire seven years from the grant date. The stock option plans were retroactively amended in 1993 to make canceled stock options available for future grant. The amount of shares presented as available for future grant has been restated to reflect this amendment.

 Option activity for both plans is summarized as follows:

                                             Outstanding Options
                                             -------------------

                                   Shares     Number of    Price per
                                  Available    Shares        Share
                                  ---------    ------        -----



       Balances, April 1, 1992     1,751,900  846,272   $3.67 -$13.59

       Options granted             (681,750)  681,750    9.42-  18.83
       Options exercised              -      (233,034)   3.67-  13.59
       Options canceled            82,695     (82,695)   3.75-  17.17
                                   ------    --------   -------------


       Balances, March 31, 1993    1,152,845 1,212,293  $3.67 -$18.83

       Options granted             (664,650)  664,650   14.09-  17.00
       Options exercised              -      (324,503)   3.67-  17.17
       Options canceled             104,730  (104,730)   4.83-  17.66
                                    -------  --------   -------------


       Balances March 31, 1994      592,925  1,447,710  $3.67 -$18.83

       Additional shares reserved   285,000     -           -
       Options granted             (519,500)  519,500   16.09-  22.50
       Options exercised              -      (246,661)   3.67-  20.25
       Options canceled             123,511  (121,644)   4.84-  18.17
                                   --------  ---------  -------------


       Balances March 31, 1995     481,936   1,598,905  $3.79 -$22.50
                                   =======   =========  =============

 Options to purchase 338,983 shares were exercisable at March 31, 1995.

 OTHER OPTIONS - In connection with the acquisition of Startech
 Semiconductor Inc. (see Note 9), the Company assumed options to purchase up to 150,373 shares of the Company's common stock for $21.50 per share. The options are exercisable at prices ranging form $0.22 to $21.65 and expire in December 1996.


8.   GEOGRAPHIC AREA INFORMATION

     The Company and its subsidiaries market products in the United States and in foreign countries. The Company's foreign operations consist primarily of its wholly-owned subsidiaries in Japan and the United Kingdom.
       Identifiable assets represent assets used in the Company's operations in each geographic area.

     Geographic financial information for each year is as follows:

                                        1995      1994      1993
                                        ----      ----      ----

                                             (In thousands)
     Net sales:
      United States                    $62,344   $42,040    $43,512
      Export sales to Japan and Asia    22,674    43,537     37,282
      Export sales to western Europe    11,653    10,258      8,626
      Export sales to rest of world      1,347       991      2,460
      Japan                             60,862    64,833     54,216
      Western Europe                       592         -          -
                                       -------   -------   --------


                                       $159,472  $161,659  $146,096
                                       ========  ========  ========

          Net income (loss):
               United States           $(11,581) $15,454   $13,383
               Japan                        299     211        304
               Western Europe               198        -         -
                                       --------  -------   -------


                                       $(11,084) $15,665   $13,687
                                       ========= =======   =======

          Identifiable assets:
               United States           $121,358  $113,566  $124,117
               Japan                     27,437    18,653    14,781
               Western Europe             1,285         -         -
                                       --------  --------  --------


                                       $150,080  $132,219  $138,898
                                       ========  ========  ========

9.   ACQUIRED COMPANIES

     In May 1994, the Company acquired all of the outstanding common stock of Origin Technology, Inc., (Origin) for $1.4 million in cash and invested an additional $1.0 million in newly issued common stock of Origin. The purchase agreement includes provisions for additional payments to the selling shareholders of up to $1.5 million in 1999. Such contingent payments have been accrued and are included in long-term obligations at March 31, 1995.

     In June 1994, the Company acquired all of the outstanding common stock of MPS Holdings, Inc. (Micro Power) for $21.7 million in cash.

     On March 31, 1995, the Company acquired all of the outstanding common stock of Startech Semiconductor, Inc. (Startech), in exchange for 349,587 shares of common stock and the assumption of Startech's outstanding stock options with an aggregate value of $8,750,000 and cash of $4,450,000 . The purchase agreement includes provisions for adjustments to the final purchase price, which may result in additional payments of up to $6 million in April 1996 and an additional $6 million in October 1996 based on Startech's future operating performance. In addition, the Company may be required to pay up to $3,000,000 in deferred compensation to certain key employees of Startech through April 1998.

     For accounting purposes, the acquisitions have been accounted for as purchases. Accordingly, the results of operations for the year ended March 31, 1995 include the operations of the acquired companies subsequent to the dates of acquisition. As a result of these transactions, the Company recorded approximately $6.9 million of goodwill which is being amortized over a period of five years. The remaining portion of the excess purchase price (approximately $27.8 million) represented in-process research and development which was charged to operations in 1995.

     Had the acquisitions been effective at the beginning of 1995, the impact would have been to increase revenues by $14.6 million to increase operating loss by $503,000, and to decrease net loss by $125,000 ($.01 per share).

     Had the acquisitions been effective at the beginning of 1994, the impact would have been to increase revenues by $27 million, and to increase operating income and net income by $1.6 million and $1.4 million ($.14 per share), respectively.

10.  TRANSACTIONS WITH RELATED PARTIES

     The Company purchases and sells products and provides certain administrative services to Rohm. In addition, Rohm has from time to time had an equity interest in the Company and such transactions have been treated as related party transactions. The Company and Rohm have been working to reduce Rohm's equity interest in Exar and at March 31, 1995, Rohm had no equity interest in the Company.

     The following summarizes related party transactions with Rohm and/or its affiliates for each of the years ended March 31:

                                             1994        1993
                                             ----        ----

                                              (In thousands)


     Sales and services provided to Rohm    $26,142   $20,266

     Purchases of inventory and other
      services from Rohm                    $64,900   $58,300

     Rents paid to Rohm                     $   760   $   740

     In addition, in 1993 Exar exchanged manufacturing assets and leasehold improvements with a net book value of $14.7 million for the outstanding Series B Redeemable Preferred Stock held by Rohm (approximately $13.1 million) and $1.6 million in cash. In connection with this transaction, the Company agreed to lease back the manufacturing assets on a per-wafer-processed basis.

     Effective March 31, 1994, the Company and Rohm mutually agreed to terminate the lease agreement and the supply agreement under which Exar sold epitaxial and semi-processed wafers to Rohm.

11.  COMMITMENTS AND CONTINGENCIES

     The Company's operating facilities are leased under noncancelable lease agreements which expire through August 1997. The agreements generally require the Company to pay property taxes, insurance, and common area charges. Rent expense was $1,200,000, $650,000, and $821,000 for 1995,
     1994, and 1993, respectively. Future minimum lease payments for 1996, 1997 and 1998 are $1,000,000, $185,000, and $56,000 respectively.

     In September 1994, the Company entered into an agreement for the construction of its principal manufacturing and administration facilities. The new facilities are expected to be completed in November 1995 at an estimated cost of approximately $14 million.

     In 1987, one of the Company's subsidiaries identified low-level groundwater contamination at its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an informal agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying financial statements include the Company's share of estimated remediation costs of approximately $1.1 million.

     In addition, the California Regional Water Quality Control Board for the San Francisco Bay Region is conducting an investigation of contaminants detected in subsurface groundwater at approximately 50 different sites in Santa Clara County, California, including a location formerly leased by Exar. Ongoing studies indicate that contaminants in the groundwater beneath such leased facility result from the migration of contaminants released by other neighboring manufacturers. Although this matter is subject to an unusual degree of uncertainty, on the basis of the facts presently known, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

     The Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

12.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for 1995 and 1994 are as follows:

                                        Quarters Ended
                              -----------------------------------

                          June 30  September 30  December 31  March 31
                             --------------------------------------

                            (In thousands, except per share amounts)
     1995
     ----


Net sales                     $38,061   $40,752   $40,029   $40,630
Gross profit                   13,858    15,642    15,713    16,759
Write-off of in-process
 research and development     (16,875)      -         -     (10,951)
Net income (loss)             (13,331)   4,181     4,356     (6,290)
Per share:
  Net income (loss)             (1.49)     .45       .47       (.70)

     1994
     ----


Net sales                     $42,635   $43,316   $38,407   $37,301
Gross profit                   13,438    13,973    12,740    12,295
Net income                      4,072     4,076     3,966     3,551
Per share:
Income before cumulative
effectof change in
accounting principle             .37        -         -         -

         Net income              .39       .38       .37       .38

13.  SUBSEQUENT EVENT

     On June 14, 1995, the Company acquired all of the outstanding common stock of Silicon Microstructures Inc. (SMI), in exchange for 43,334 shares of common stock and the conversion to equity of $1,250,000 of loans previously granted to SMI. In addition, the Company may be required to issue up to $1,500,000 in additional shares based on SMI's future operating performance.




                                    PART III

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
          -----------------------------------------------------------------

          FINANCIAL DISCLOSURE
          --------------------


None


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ---------------------------------------------------


For a listing of executive officers and certain key employees of the Company and certain information about them, see Part I "Executive Officers of the Company."

The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year ("Definitive Proxy Statement").

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
- -------------------------------------------------


Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASD. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended March 31, 1995, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------


The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------


The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------


The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the captions "Certain Transactions" and "Executive Compensation."


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------


(a)  The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

                                                  Form 10K
                                                  Page No.

          Independent Auditors' Report              25

          Consolidated Balance Sheets
            March 31, 1995 and 1994                 26

          Consolidated Statements of Operations
            for the years ended
            March 31, 1995, 1994 and 1993           27

          Consolidated Statements of Stockholders'
              Equity for the years ended
            March 31, 1995, 1994, and 1993          28

          Consolidated Statements of Cash Flows
            for the years ended
            March 31, 1995, 1994 and 1993           29

          Notes to Consolidated Financial
            Statements                              30-39

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedules of Exar Corporation and its subsidiaries for each of the years ended March 31, 1995, 1994 and 1993 are filed as part of this Form 10-K:
                                                  Form 10K
                                                  Page No.

          II   Valuation and Qualifying Accounts
               and Reserves                         45

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.



          Exhibit   Exhibit
          Footnote  Number    Description

          (g)       2.1       Agreement and Plan of Reorganization
                              Dated June 3, 1994

          (g)       2.2       First Amendment to Agreement and Plan of
                              Reorganization Dated March 31, 1995

          (f)       3.1       Restated Certificate of Incorporation of the
                              Company.

          (f)       3.2       Bylaws of the Company, as amended.

                    4.1       Reference is made to Exhibits 3.1 and 3.2.

          (b)*      10.1      1984 Incentive Stock Option Plan of the Company,
                              as amended, and related forms of stock option grant and exercise.

          (a)       10.2      Cross License and Second Source Agreement between
                              the Company and Rohm Co., Ltd. dated as of July 1,
                              1985.

          (b)*      10.3      1986 Directors' Stock Option Plan of the Company,
                              as amended, and related forms of stock option grant and exercise.

          (e)*      10.4      1989 Employee Stock Participation Plan of the
                              Company and related Offering.

          (c)       10.5      Building lease for 2222 Qume Drive, San Jose,
                              California, dated as of December 23, 1986, between the Company and IBP #9.

          (d)       10.6      Foundry Services and Facility Access Agreement,
                              dated April 20, 1988, by and among the Company and Exel.

          (g)       10.7      First amendment to building lease for 2222 Qume
                              Drive, San Jose, California dated April 2, 1993.

          (g)       10.8      Second amendment to building lease for 2222 Qume
                              Drive, San Jose, California dated March 17, 1994.

          (b)       10.9      Addendum to Cross License and Second Source
                              Agreement between the Company and Rohm Co., Ltd.
                              dated as of March 1, 1991.

          (f)*      10.10     1991 Stock Option Plan of the Company and related
                              forms of stock option grant and exercise.

          (f)*      10.11     1991 Non-Employee Directors' Stock Option Plan of
                              the Company and related forms of stock option grant and exercise.

          (*)       10.12     Key Employee Incentive Compensation Program.

          (*)       10.13     Description of Fiscal Year 1995 Executive
                              Incentive Program.

                    11.1      Statement Re Computation of Per Share Earnings.

                    21.1      Subsidiaries of the Company.

                    23.1      Consent of Independent Auditors'

                    24.1 Power of Attorney. Reference is made to the signature page.

          (a) Filed as an exhibit to Amendment No. 1 to the Registration Statement, filed with the Commission on July 24, 1985 and incorporated herein by reference.

          (b) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 and incorporated herein by reference.

          (c) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1987 and incorporated herein by reference.

          (d) Filed as an exhibit to the Company's Amendment No. 1 on Form 8 to the Current Report on Form 8-K, filed with the Commission on June 2, 1988 and incorporated herein by reference.

          (e) Filed as an exhibit to the Company's report on Form 8-K, filed with the Commission on January 19, 1990 and incorporated herein by reference.

          (f) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

          (g) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

          * Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(b) Reports on Form 8-K. The Company filed no Current Report on Form 8-K with the Commission during the quarter ended March 31, 1995.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By: /s/ George D. Wells
    -------------------

George D. Wells
Chief Executive Officer, President and Director
Date:  June 28, 1995

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald W. Guire and George D. Wells, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature           Title                                      Date


/s/ George D. Wells      Chief Executive Officer,
- -------------------------
(George D. Wells)        President and Director             June 28, 1995



/s/ Ronald W. Guire      Senior Vice President,
- -------------------------
(Ronald W. Guire)        Chief Financial Officer            June 28, 1995
Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Raimon L. Conlisk         Director and Chairman
- ------------------------------
(Raimon L. Conlisk)           of the Board                  June 28, 1995



/s/ James E. Dykes         Director                         June 28, 1995
- -------------------------
(James E. Dykes)


/s/ George E. Grega        Director                         June 28, 1995
- -------------------------
(George E. Grega)



                                  SCHEDULE II



            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (IN THOUSANDS)


                       Balance at                            Balance
                       Beginning                  Write-      at end
   Classification       of Year     Additions    offs and    of Year
                                                Recoverie
                                                    s

Year ended March 31,
1995:
Allowance for
doubtful
accounts and sales
returns                    $2,359       $1,169     $   543       $2,985


Year ended March 31,
1994:
Allowance for
doubtful
accounts and sales
returns                    $1,888      $   834     $   363       $2,359

Year ended March 31,
1993:
Allowance for
doubtful
accounts and sales
returns                    $2,271      $    73     $   456      $1,888