Form 10-Q
period 1995-06-30
EXAR CORP
filed 1995-08-01
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q







[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30,1995

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

                               Class
Outstanding at June 30, 1995
          Common Stock, .0001 par value                9,605,106 shares



TABLE OF CONTENTS

                                                                    Page

PART I      FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements..............3-5

            Notes to Condensed Consolidated Financial Statements.....6-8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................9-11

PART II     OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K..........................12

            Signatures................................................13


                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      JUNE 30     MARCH
                                                                   31,
                                                        1995       1995

ASSETS                                              (Unaudited)

CURRENT ASSETS:
  Cash and equivalents                                 $  57,662 $ 57,029
  Short-term investments                                   4,155    5,133
  Accounts receivable, net                                25,520   29,719
  Inventories                                             18,101   18,411
  Prepaid expenses and other                               1,748    1,687
  Deferred income taxes                                    7,277    7,277

               Total current assets                      114,463  119,256

PROPERTY AND EQUIPMENT, Net                               24,852   22,192
GOODWILL, Net                                              6,056    4,866
OTHER ASSETS                                               2,364    3,766



TOTAL ASSETS                                            $147,735 $150,080



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $  17,975 $ 27,326
  Accrued compensation and related benefits                4,828    4,925
  Other accrued expenses                                   1,230    1,912
  Income taxes payable                                     5,169    3,807

               Total current liabilities                  29,202   37,970


LONG-TERM LIABILITIES                                      2,557    2,557


DEFERRED INCOME TAXES                                      1,820    1,857



STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000
        shares authorized;
        no shares outstanding                               -          -
  Common stock; $.0001 par value; 25,000,000 shares
     authorized;
     9,605,106 and 9,309,066 shares outstanding           71,726   67,217
  Cumulative translation adjustments                         899      682
  Retained earnings                                       41,531   39,797

               Total stockholders' equity                114,156  107,696


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $147,735 $150,080




EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED
                                                   JUNE 30,
                                             1995            1994


NET SALES                                   $34,930        $38,061

COST AND EXPENSES:
  Cost of sales                              17,898         24,203
  Research and development                    3,860          3,212
  Selling, general and
    administrative                            6,108          5,965
  Goodwill amortization                         285             78
  Write-off of in-process research
    and development                           2,390         16,875
  One-time charges relating to
    discontinued operations                   1,155           -


               Total costs and               31,696         50,333
                  expenses


OPERATING INCOME (LOSS)                       3,234       (12,272)

OTHER INCOME:
  Interest income, net                          800            620
  Other, net                                    127            191


            Total other income, NET             927            811


INCOME (LOSS) BEFORE INCOME TAXES             4,161        (11,461)

INCOME TAXES                                  2,427          1,870


INCOME (LOSS)                                 1,734        (13,331)


NET INCOME (LOSS) PER SHARE                   $0.17         ($1.49)


SHARES USED IN COMPUTATION                   10,030          8,924



EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                       1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $1,734    $(13,331)
  Reconciliation to net cash provided by operating
  activities:
      Depreciation and amortization                     1,249       1,254
      Write-off of in-process research and
        development                                     2,390      16,875
      Deferred income taxes                              (37)       -
      Changes in operating assets and liabilities:
        Accounts receivable                             4,398      (1,239)
        Inventories                                       682         458
        Prepaid expenses and other                       (322)        559
        Accounts payable and accrued expenses         (10,454)        753
        Accrued compensation and related benefits          36        (944)
        Income taxes payable                            1,362       1,217


            Net cash provided by operating              1,038       5,602
                  activities


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (3,194)     (1,854)
  Short-term investments, net                             978          (6)
  Other assets                                         (1,399)       (726)
  Acquired companies                                     -        (18,810)


            Net cash used in investing activities      (3,615)    (21,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                           -         (2,121)
  Proceeds from issuance of common stock                2,993         913


            Net cash provided by financing              2,993      (1,208)
               activities

EFFECT OF RATE CHANGES ON CASH                            217          79

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           633     (16,923)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            57,029      62,400


CASH AND EQUIVALENTS AT END OF PERIOD                 $57,662     $45,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                           $  315     $ 2,075

  Cash paid for interest                               $  -       $  -


EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1995 AND 1994


NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1995 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three month period ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

Exar Corporation (Exar or the Company) designs, develops, manufactures and markets analog and mixed-signal application specific integrated circuits for use in the communications, document imaging, consumer electronics, computer markets and other selected areas.

NOTE 2.  CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

NOTE 3.  SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year.

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities.'' The Company classifies its short-term investments as "available for sale securities." At June 30, 1995, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 4.  INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                                      June 30,    March 31,
                                        1995         1995

Raw                                   $   408      $   301
materials
Work-in-                               10,748       11,746
process
Finished                                6,944        6,364
goods

                                      $18,101      $18,411

NOTE 5.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE 6.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding. Common share equivalents reflect the dilutive effect of outstanding stock options. In September 1994, the Board of Directors declared a 3 for 2 stock dividend which was effected in the form of a stock split. All share and per share amounts for 1994 have been retroactively restated to give effect to the stock split.

NOTE 7.  ACQUIRED COMPANIES

In May 1994, the Company acquired all of the outstanding common stock of Origin Technology, Inc., (Origin) for $1.4 million in cash and invested an additional $1.0 million in newly issued common stock of Origin. The purchase agreement includes provisions for additional payments to the selling shareholders of up to $1.5 million in 1999 based on Origin's future operating performance. Such contingent payments have been accrued and are included in long-term liabilities at June 30, 1995.

In June 1994, the Company acquired all of the outstanding common stock of MPS Holdings, Inc. (Micro Power) for $21.7 million in cash.

On March 31, 1995, the Company acquired all of the outstanding common stock of Startech Semiconductor, Inc. (Startech), in exchange for 349,587 shares of common stock, the assumption of Startech's outstanding stock options with an aggregate value of $8,750,000, and cash of $4,450,000. The purchase agreement includes provisions for adjustments to the final purchase price, which may result in additional payments of up to $6 million in April 1996 and an additional $6 million in October 1996 based on Startech's future operating performance. In addition, the Company may be required to pay up to $3,000,000 in deferred compensation to certain key employees of Startech through April 1998.

In June 1995, the Company acquired Silicon Microstructures, Inc. (SMI), in exchange for 43,334 shares of common stock and the conversion to equity of $1,250,000 of loans previously granted to SMI. In addition, the Company may be required to issue up to $1,500,000 in additional shares based on SMI's future operating performance.

For accounting purposes, the acquisitions have been accounted for as purchases. Accordingly, the results of operations for the three month periods ended June 30, 1995 and 1994 include the operations of the acquired companies subsequent to the dates of acquisition. As a result of these transactions, the Company recorded approximately $8.4 million of goodwill which is being amortized over a period of five years. The remaining portion of the excess purchase price represented in-process research and development which was charged to operations (approximately $2.4 million in the three months ended June 30, 1995 and approximately $16.9 million in the three months ended June 30, 1994.)
Contingent consideration in connection with the Startech and SMI acquisitions has not been accrued and will be reflected in the Company's financial statements when issued or paid.

Had the acquisitions been effective at the beginning of the quarter ended June 30, 1994, the impact would have been to increase revenues by $6.2 million and to decrease operating loss and net loss by $358,000 and $298,000 ($0.03 per share), respectively. The acquisition of SMI had no significant impact on the Company's results of operations for the three months ended June 30, 1995.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has wholly-owned subsidiaries in Japan and the United Kingdom to support its sales operations in each of those areas. The Company's business in Japan includes the sale of integrated circuits which are primarily for use in consumer electronics products.

During the first quarter of fiscal 1995, the Company acquired Origin Technology, Inc. (Origin) and Micro Power Systems, Inc. (Micro Power). In March 1995, the Company acquired Startech Semiconductor, Inc. (Startech), and in June 1995 the Company acquired Silicon Microstructures, Inc. (SMI). All of the acquisitions have been accounted for as purchases. Accordingly, the Company's results of operations include the operations of the acquired companies subsequent to the dates of acquisition.

RESULTS OF OPERATIONS - Net sales for the first quarter of fiscal 1996 were $34.9 million compared to $38.1 million for the corresponding period in fiscal 1995, a decrease of approximately 8%. The decrease in net sales reflects a number of actions directed toward reducing the Company's low-margin business and focusing on higher-margin product lines. Effective April 1, 1995 the Company eliminated sales of second source consumer products in Japan which resulted in a $9.7 million reduction in net sales. In addition, during the first quarter of fiscal 1996 the Company discontinued its mass storage product line as a result of supply disruptions which resulted in a $2 million decrease in net sales. These decreases were partially offset by an increase in sales of the Company's other proprietary products of approximately 40%. The Company experienced significant increases in sales of data acquisition products and communications products and benefited from the sale of personal computer products as a result of the Startech acquisition.

Cost of sales decreased to approximately 51% of net sales for the first quarter of fiscal 1996 compared to 64% for the first quarter of fiscal 1995. The resulting increase in gross margins is due primarily to changes in product mix, including i) the decrease in sales of mass storage and second source consumer products which have historically provided lower gross margins than the Company receives from the sale of its other products, and ii) the addition of higher margin product lines as a result of recent acquisitions.

As a percentage of net sales, expenditures for research and development increased from approximately 8% in the first quarter of fiscal 1995 to approximately 11% in the first quarter of fiscal 1996. The increase in research and development expenses is primarily attributable to the elimination of the Company's second source consumer products which did not require research and development effort, the additional research and development expenditures of acquired companies, and additional headcount.

Selling, general and administrative expenses for the first quarter of fiscal 1996 were consistent with the amounts reported for the same period in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses increased from approximately 16% of net sales in the first quarter of fiscal 1995 to 17% of net sales in the first quarter of fiscal 1996. The increase as a percentage of net sales reflects the lower volume of sales in the first quarter of fiscal 1996, as well as additional selling, general and administrative expenses of acquired companies.

The results of operations for the first quarter of fiscal 1996 include the operations of the Company's mass storage product line which was discontinued during the quarter. As a result of the termination of this product line, the Company incurred one-time charges associated with the discontinuance of this product line of approximately $1.2 million and operating losses of approximately $600,000. The one-time charges include severance, contract cancellation costs and losses on disposal of existing assets associated with the mass storage operations. Had the mass storage product line been discontinued as of April 1, 1995, the impact would have been to decrease net sales by $3.3 million and to increase operating income and net income by $1.8 million and $1.3 million ($0.13 per share), respectively, compared to actual operating results for the quarter.

Net interest income for the first three months of fiscal 1996 increased by approximately $160,000 as a result of higher average investment rates during the period. Other income for the first three monhs of fiscal 1996 and fiscal 1995 consists primarily of foreign currency transaction gains.

The Company's provision for income taxes is based on income from operations, excluding the write-offs of in-process research and development, as there was no tax benefit associated with the write-offs. The Company's effective tax rate for the first three months of fiscal 1996, excluding the write-off of in-process research and development, was consistent with the federal statutory rate of 35% as state income taxes and foreign income, which is taxed at rates different form U.S. income tax rates, was partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Net income for the first three months of fiscal 1996 was $0.17 per share compared to a loss of $1.49 per share for the same period in fiscal 1995. Excluding the effects of the one-time write-off of in-process research and development and the operations of the mass storage product line, net income for the first quarter of fiscal 1996 was $5.4 million ($0.54 per share).
To date, inflation has not had a significant impact on the Company's operating results.

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

In 1987, Micro Power identified low-level groundwater contamination on its principal manufacturing property. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an informal agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying financial statements include the Company's share of estimated remediation costs of approximately $1.1 million.

The Company is in an industry which is characterized by intense competition, rapid technological change, cyclical market patterns, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, management decisions to commence or discontinue certain product lines, and the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis.

LIQUIDITY AND CAPITAL RESOURCES - During the first three months of fiscal 1996, the Company financed its operations primarily from existing cash balances and cash flow from operations. At June 30, 1995, the Company had approximately $61.2 million of cash and short-term investments. In addition, the Company has short-term, unsecured, informal lines of credit under which it may borrow up to $35.5 million, none of which were being utilized at June 30, 1995.

On March 31, 1995, the Company acquired Startech in exchange for a combination of cash and common stock valued at $13.2 million. In June 1995, the Company completed the acquisition of SMI in exchange for 43,334 shares of common stock and the conversion to equity of $1,250,000 of loans previously granted to SMI. Certain of the purchase agreements include provisions for adjustments to the final purchase and/or include deferred compensation arrangements which may result in additional payments of up to $16.5 million, in some combination of cash and/or common stock, over the next three years.

The building lease for the Company's principal manufacturing, engineering and administrative facility expires in November 1995. The Company is in the process of constructing new facilities on its property in Fremont, California which it expects to complete in the third quarter of fiscal 1996. The Company believes that costs to complete such construction will require the use of approximately $9 million in cash during the remainder of fiscal 1996.

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

EXAR CORPORATION



By             /s/ George D. Wells                    Date:  July 25, 1995
               George D. Wells
               Chief Executive Officer


By             /s/ Ronald W. Guire                    Date:  July 25, 1995
               Ronald W. Guire
               Senior Vice President,
               Chief Financial Officer


                                 EXHIBIT INDEX

Exhibit                                                             Page
11.1           Statement RE Computation of Per Share Earnings        15