Form 10-Q
period 1995-09-30
EXAR CORP
filed 1995-11-14
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1995

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

                Class                         Outstanding at September 30, 1995
     Common Stock, .0001 par value                     9,818,437 shares


TABLE OF CONTENTS
                                                                Page

PART I    FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements.......     3-5

          Notes to Condensed Consolidated Financial Statements   6-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............     9-11

PART II   OTHER INFORMATION

  Item 4. Submission of Matters to Vote of Security Holders.     12

  Item 6. Exhibits and Reports on Form 8-K..................     12

          Signatures........................................     13
EXHIBITS

          Exhibit 11.1......................................     14


EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                             SEPTEMBER         MARCH
                                             30,1995          31,1995
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:

  Cash and equivalents                            61,477        57,029
  Short-term investments                           5,922         5,133
  Accounts receivable, net                        21,518        29,719
  Inventories                                     18,375        18,411
  Prepaid expenses and other                       1,562         1,687
  Deferred income taxes                            7,277         7,277

               Total current assets              116,131       119,256

PROPERTY AND EQUIPMENT, net                       30,575        22,192
GOODWILL, net                                      5,713         4,866
OTHER ASSETS                                       2,079         3,766

TOTAL ASSETS                                     154,498       150,080

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                16,979        27,326
  Accrued compensation and related benefits        4,707         4,925
  Other accrued expenses                           1,401         1,912
  Income taxes payable                             5,121         3,807

               Total current liabilities          28,208        37,970

LONG-TERM LIABILITIES:
  Long-term liabilities                            2,557         2,557

  Deferred income taxes                            1,820         1,857

STOCKHOLDERS' EQUITY:

  Preferred stock; $.0001 par value;
        2,250,000 shares authorized;
        no shares outstanding                       -               -
  Common stock; $.0001 par value; 12,000,000
        shares authorized;
        9,818,437 and 9,309,066 shares
        outstanding                               74,684        67,217
  Cumulative translation adjustments                 320           682
  Retained earnings                               46,909        39,797

               Total stockholders' equity        121,913       107,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       154,498       150,080

See notes to condensed consolidated
financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                    SEPTEMBER 30,      SEPTEMBER 30,
                                 1995      1994       1995      1994


NET SALES                        31,681    40,752     66,611    78,813

COST AND EXPENSES:
  Cost of sales                  14,232    25,110     32,130    49,313
  Research and development        4,040     3,385      7,900     6,596
  Selling, general and
    administrative                6,025     6,154     12,133    12,119
  Goodwill amortization             344       234        629       324
  Write-off of in-process
    research and development       -         -         2,390    16,875
  One-time charges relating to
    discontinued product line      -         -         1,155      -


  Total costs and expenses       24,641    34,883     56,337    85,227


OPERATING INCOME (LOSS)           7,040     5,869     10,274    (6,414)

OTHER INCOME (EXPENSE):
  Interest income, net              830       482      1,630     1,102
  Other, net                        340       150        467       352


  Total other income, net         1,170       632      2,097     1,454


INCOME (LOSS) BEFORE INCOME
TAXES                             8,210     6,501     12,371    (4,960)

INCOME TAXES                      2,832     2,320      5,259     4,190

NET INCOME (LOSS)                 5,378     4,181      7,112    (9,150)

NET INCOME (LOSS) PER SHARE        0.52      0.45       0.70     (1.01)

SHARES USED IN COMPUTATION       10,411     9,248     10,221     9,086

See notes to condensed
consolidated financial
statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
                                                      SIX MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     7,112   (9,150)
  Reconciliation to net cash provided by operating
    activities:
  Depreciation and amortization                         2,670    2,732
  Write-off of in-process research and development      2,390   16,875
  Deferred income taxes                                   (37)    -
  Changes in operating assets and liabilities:
  Accounts receivable                                   8,403   (5,103)
  Inventories                                             409   (1,908)
  Prepaid expenses and other                             (136)     610
  Accounts payable and accrued expenses               (11,279)  (1,589)
  Accrued compensation and related benefits              (409)  (1,371)
  Income taxes payable                                  1,313      841

  Net cash provided by operating activities            10,436    1,937

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (9,995)  (2,239)
  Short-term investments, net                            (789)   2,289
  Other assets                                         (1,114)    (533)
  Acquired companies                                     -     (19,131)

  Net cash used in investing activities               (11,898) (19,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term liabilities                   -       (2,137)
  Proceeds from issuance of common stock                6,272    2,358

  Net cash provided by financing activities             6,272      221


EFFECT OF RATE CHANGES ON CASH                           (362)      57

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         4,448  (17,399)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            57,029   62,400

CASH AND EQUIVALENTS AT END OF PERIOD                  61,477   45,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for income taxes                            2,850    3,861

See notes to condensed consolidated financial statements.


EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NOTE 1.BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1995 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the six month period ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

Exar Corporation (Exar or the Company) designs, develops, manufactures and markets analog and mixed-signal application specific integrated circuits for use in the communications, document imaging, consumer electronics, computer and automotive markets and other selected areas.

NOTE 2.CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

NOTE 3.SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year.

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its short-term investments as "available for sale securities." At September 30, 1995, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 4.INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                                  September 30,   March 31,
                                       1995         1995

Raw materials                         $  512       $ 301
Work-in-process                       10,915      11,746
Finished goods                         6,948       6,364

                                     $18,375     $18,411

NOTE 5.INCOME TAXES

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

NOTE 6.NET INCOME (LOSS) PER SHARE

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

NOTE 7.ACQUIRED COMPANIES

In May 1994, the Company acquired all of the outstanding common stock of Origin Technology, Inc., (Origin) for $1.4 million in cash and invested an additional $1.0 million in newly issued common stock of Origin. The purchase agreement includes provisions for additional payments to the selling shareholders of up to $1.5 million through 1999 based on Origin's future operating performance. Such contingent payments have been accrued and are included in long-term liabilities at September 30, 1995.

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

For accounting purposes, the acquisitions have been accounted for as purchases. Accordingly, the results of operations for the three and six month periods ended September 30, 1995 and 1994 include the operations of the acquired companies subsequent to the dates of acquisition. As a result of these transactions, the Company recorded approximately $8.4 million of goodwill which is being amortized over a period of five years. The remaining portion of the excess purchase price represented in-process research and development which was charged to operations (approximately $2.4 million in the six months ended September 30, 1995 and approximately $16.9 million in the six months ended September 30, 1994.) Contingent consideration in connection with the Startech and SMI acquisitions has not been accrued and will be reflected in the Company's financial statements when issued or paid.

Had the acquisitions been effective at the beginning of fiscal 1995, the impact would have been to increase revenues by $9.4 million and to decrease operating loss and net loss by $197,000 and $541,000 ($0.05 per share), respectively. The acquisition of SMI has not had a significant impact on the Company's results of operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - The Company derives revenue principally from the sale of integrated circuits to unaffiliated customers. In the past, a portion of the Company's revenues were also derived from wafer services provided to Rohm Co. Ltd. (Rohm). The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, and the Company's ability to achieve certain manufacturing efficiencies. The Company's newer analog and mixed-signal products have higher gross margins than many of the Company's more mature products and margins of any particular product may erode over time. The Company's business in Japan includes the sale of integrated circuits for use in consumer electronics products. Sales in Japan are made through the Company's wholly-owned subsidiaries. Until April 1 1995, the Company also sold, in Japan, second source integrated circuits for use in consumer electronics products. Although this was a high volume business, such products produced lower gross margins than the Company's other products.

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

RESULTS OF OPERATIONS - Net sales for the second quarter of fiscal 1996 were $31.7 million compared to $40.8 million for the same period a year ago, a decrease of approximately 22%. Net sales for the six month period ended September 30, 1995 decreased by 15% to $66.6 million compared to $78.8 million for the corresponding period in 1994. The decrease in net sales reflects a number of actions directed toward reducing the Company's low-margin business and focusing on higher-margin product lines. Effective April 1, 1995 the Company eliminated sales of second source consumer products in Japan which resulted in a reduction in net sales of approximately 18.5 million during the first six months of fiscal 1996. In addition, during the first quarter of fiscal 1996 the Company discontinued its mass storage product line as a result of supply disruptions which resulted in a reduction of approximately 7.7 million in net sales during the first six months of fiscal 1996. Net sales were also adversely impacted by delay in product deliveries from certain of the Company's foundry sources. These decreases were partially offset by an increase in sales of the Company's other proprietary products of approximately 23% and 31% in the three and six month periods ended September 30, 1995, respectively, as the Company experienced strong demand for its data acquisition products and communications products and benefited from the sale of personal computer and pressure sensor products as a result of the Startech and SMI acquisitions.

Cost of sales for the second quarter and the first six months of fiscal 1996 decreased to approximately 45% of net sales and 48% of net sales, respectively, compared to 62% of net sales for the same periods in fiscal 1995. The resulting increase in gross margins is due primarily to changes in product mix, including
i) the decrease in sales of mass storage and second source consumer products, which have historically provided lower gross margins than the Company receives from the sale of its other products, ii) the addition of higher margin product lines as a result of recent acquisitions, and iii) manufacturing efficiencies for certain of the Company's products.

Expenditures for research and development for the second quarter and first six months of fiscal 1996 represented approximately 13% of net sales and 12% of net sales, respectively, compared to 8% of net sales in the corresponding periods in fiscal 1995. The increase in research and development expenditures as a percentage of net sales reflects the additional research and development expenditures of acquired companies and the elimination of second source consumer product sales which did not require research and development expenditures.

Selling, general and administrative expenses, as a percentage of net sales, increased from 15% in the second quarter and first six months of fiscal 1995 to approximately 19% and 18%, respectively, in the corresponding periods of the current year. The increase as a percentage of net sales reflects the lower level of sales in fiscal 1996, as well as additional selling, general and administrative expenses of acquired companies.

Net interest income for the first six months of fiscal 1996 increased by approximately $500,000 as a result of higher levels of cash and short-term investments and higher average investment rates during the period. Other income consists primarily of foreign currency gains.

The Company's provision for income taxes is based on income from operations, excluding the write-offs of in-process research and development, as there was no tax benefit associated with the write-offs. The Company's effective tax rate for the first six months of fiscal 1996, excluding the write-off of in-process research and development, was approximately 34% as state income taxes and foreign income, which is taxed at rates different form U.S. income tax rates, was offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Net income for the first six months of fiscal 1996, excluding the effects of one-time write-offs was $10.3 million ($1.00 per share) compared to $7.7 million ($0.85 per share) for the same period in fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES - During the first six months of fiscal 1996, the Company financed its operations primarily from existing cash balances and cash flow from operations. At September 30, 1995, the Company had approximately $67.4 million of cash and short-term investments. In addition, the Company has available short-term, unsecured lines of credit totaling $35.5 million with certain domestic and foreign banks, none of which were being utilized at September 30, 1995.

On March 31, 1995, the Company acquired Startech Semiconductor in exchange for a combination of cash and common stock valued at $13.2 million. In June 1995, the Company completed the acquisition of SMI in exchange for 43,334 shares of common stock and the conversion to equity of $1,250,000 of loans previously granted to SMI. Certain of the purchase agreements include provisions for adjustments to the final purchase price and/or include deferred compensation arrangements which may result in additional payments of up to $16.5 million, in some combination of cash and/or common stock, over the next three years.

On October 11, 1995, the Company entered into a wafer production agreement with IC Works, Inc., (IC Works).
Under the terms of the agreement, Exar will invest approximately
$15 million for the purchase and installation of equipment at IC Works in exchange for a predetermined supply of wafers over the next five years. Under a separate but related agreement, Exar may be required to make a minority equity investment in IC Works.

The building lease for the Company's primary manufacturing and administrative facilities expires in November 1995. The Company is in the process of constructing new facilities on its property in Fremont, California which it expects to complete in the third quarter of fiscal 1996. The Company believes that costs to complete such construction will require the use of approximately $5 million in cash during the remainder of fiscal 1996.

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


                          PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Exar Corporation was held on August 31, 1995 in Santa Clara, California. At the meeting the following individual was elected to the Board of Directors of the Company and will hold office until the 1998 Annual Meeting of Stockholders. The number of affirmative and negative votes cast were as follows:

                                 Affirmative           Negative
Ronald W. Guire                   7,426,178             135,314

In addition, certain individuals will continue to hold office as directors of the Company until the Annual Meeting of Stockholders as follows:, Mr. Raimon L. Conlisk - 1996, Mr. George D. Wells - 1996,
Mr. George E. Grega - 1997, and Mr. James E. Dykes - 1997.

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

                           Affirmative   Negative    Withheld    Abstained
Resolution to increase
the number of shares
authorized for issuance
under the Company's 1991
Stock Option Plan.         4,222,665     3,322,348       --      16,479

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

EXAR CORPORATION



By          /s/                 Date:  November 14, 1995
            George D. Wells
            President
            Chief Executive Officer


By          /s/                 Date:  November 14, 1995
            Ronald W. Guire
            Executive Vice President,
            Chief Financial Officer