Form 10-Q
period 1995-12-31
EXAR CORP
filed 1996-02-14
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q







[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM        TO
     -------   -------

Commission File No. 0-14225

                                EXAR CORPORATION
             (Exact Name of registrant as specified in its charter)

             Delaware                                           94-1741481
(State or other jurisdiction of                             ( I.R.S. Employer
incorporation or organization)                              Identification No.)

48720 Kato Road, Fremont California                                94538
(Address  of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (510) 668-7000

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

Class                                      Outstanding at December 31, 1995
Common Stock, .0001 par value                     9,038,413 shares


                               TABLE OF CONTENTS

                                                                Page

PART I    FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements.......     3-5

          Notes to Condensed Consolidated Financial Statements   6-8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....     9-11

PART II   OTHER INFORMATION

  Item 2. Changes in Securities.............................     12

  Item 6. Exhibits and Reports on Form 8-K..................     12

          Signatures........................................     13

EXHIBITS

          Exhibit 11.1......................................     15

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)


                                                 DECEMBER 31, MARCH 31,
                                                    1995         1995
ASSETS                                                (Unaudited)

CURRENT ASSETS:

  Cash and equivalents                              $57,868   $57,029
  Short-term investments                              2,956     5,133
  Accounts receivable, net                           19,732    29,719
  Inventories                                        18,762    18,411
  Prepaid expenses and other                          1,018     1,687
  Deferred income taxes                               7,278     7,277

               Total current assets                 107,614   119,256

PROPERTY AND EQUIPMENT, net                          33,825    22,192
GOODWILL, net                                         5,369     4,866
OTHER ASSETS                                          1,969     3,766

TOTAL ASSETS                                       $148,777  $150,080

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                  $15,953   $27,326
  Accrued compensation and related benefits           4,978     4,925
  Other accrued expenses                              1,407     1,912
  Income taxes payable                                3,117     3,807

               Total current liabilities             25,455    37,970


LONG-TERM LIABILITIES                                 2,557     2,557

DEFERRED INCOME TAXES                                 1,820     1,857

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000
   shares authorized;
   no shares outstanding                                -         -
  Common stock; $.0001 par value; 25,000,000
   shares authorized;
   9,457,413 and 9,309,066 shares outstanding        74,978    67,217
  Cumulative translation adjustments                    215       682
  Retained earnings                                  50,006    39,797
  Treasury stock; 419,000 shares at cost             (6,254)      -

               Total stockholders' equity           118,945   107,696


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $148,777  $150,080

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)


                                 THREE MONTHS     NINE MONTHS
                                    ENDED            ENDED
                                 DECEMBER 31,     DECEMBER 31,
                                 1995   1994     1995     1994

NET SALES                      $30,217 $40,029   $96,828 $118,842

COST AND EXPENSES:
  Cost of sales                 15,219  24,316    47,349   73,629
  Research and development       4,279   3,600    12,179   10,196
  Selling, general and
   administrative                6,313   5,944    18,446   18,063
  Goodwill amortization            343     312       972      546
  Write-off of in-process
   research and development       -       -        2,390   16,875
  One-time charges relating
   to discontinued product line   -       -        1,155    -


    Total costs and expenses    26,154  34,172    82,491  119,309


OPERATING INCOME (LOSS)          4,063   5,857    14,337     (467)

OTHER INCOME (EXPENSE):
  Interest income, net             845     662     2,474    1,593
  Other, net                        82     209       550      642

    Total other income, net        927     871     3,024    2,235

INCOME BEFORE INCOME TAXES       4,990   6,728    17,361    1,768

INCOME TAXES                     1,893   2,372     7,152    6,562

NET INCOME (LOSS)               $3,097  $4,356   $10,209  ($4,794)

NET INCOME (LOSS) PER SHARE      $0.31   $0.47     $1.00   ($0.52)

SHARES USED IN COMPUTATION      10,107   9,334    10,183    9,168

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)


                                                  NINE MONTHS ENDED
                                                     DECEMBER 31,
                                                 1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $   10,209      $  (4,794)
  Reconciliation to net cash provided by
   operating activities:
  Depreciation and amortization                  4,061          3,979
  Write-off of in-process research and           2,390         16,875
   development
  Deferred income taxes                           (38)           -
  Changes in operating assets and
   liabilities:
  Accounts receivable                           10,176         (5,930)
  Inventories                                       21         (1,549)
  Prepaid expenses and other                       408            501
  Accounts payable and accrued expenses       (12,299)         (3,150)
  Accrued compensation and related               (138)         (1,886)
   benefits
  Income taxes payable                           (690)          1,036

    Net cash provided by operating
     activities                                 14,100          5,082

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          (14,292)        (3,554)
  Short-term investments, net                    2,177          1,999
  Other assets                                  (1,004)          (470)
  Acquired companies                              -           (19,131)

    Net cash used in investing
     activities                                (13,119)       (21,156)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term liabilities               -            (2,137)
  Proceeds from issuance of common stock         6,579          2,985
  Acquisition of treasury stock                 (6,254)           -

    Net cash provided by financing
     activities                                    325            848

EFFECT OF RATE CHANGES ON CASH                    (467)            49

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                        839        (15,177)

CASH AND EQUIVALENTS AT BEGINNING OF
PERIOD                                          57,029         62,400


CASH AND EQUIVALENTS AT END OF PERIOD        $  57,868      $  47,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for income taxes                $    6,585     $    4,958

See notes to condensed consolidated
financial statements.


EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

NOTE 1.BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1995 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

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

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities.'' The Company classifies its short-term investments as "available for sale securities." At December 31, 1995, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 4.INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                                      December 31,   March 31,
                                          1995          1995

Raw
materials                             $  555          $ 301
Work-in-
process                               15,998         11,746
Finished
goods                                  2,209          6,364

Total                                $18,762        $18,411


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

NOTE 7.     ACQUIRED COMPANIES

In May 1994, the Company acquired all of the outstanding common stock of Origin Technology, Inc., (Origin) for $1.4 million in cash and invested an additional $1.0 million in newly issued common stock of Origin. The purchase agreement includes provisions for additional payments to the selling shareholders of up to $1.5 million through 1999 based on Origin's future operating performance. Such contingent payments have been accrued and are included in long-term liabilities at December 31, 1995.

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

For accounting purposes, the acquisitions have been accounted for as purchases. Accordingly, the results of operations for the three and nine month periods ended December 31, 1995 and 1994 include the operations of the acquired companies subsequent to the dates of acquisition. As a result of these transactions, the Company recorded approximately $8.4 million of goodwill which is being amortized over a period of five years. The remaining portion of the excess purchase price represented in-process research and development which was charged to operations (approximately $2.4 million in the nine months ended December 31, 1995 and approximately $16.9 million in the nine months ended December 31, 1994.) Contingent consideration in connection with the Startech and SMI acquisitions has not been accrued and will be reflected in the Company's financial statements when issued or paid.

Had the acquisitions been effective at the beginning of fiscal 1995, the impact would have been to increase revenues by $9.4 million and to decrease operating loss and net loss by $197,000 and $541,000 ($0.05 per share), respectively. The acquisition of SMI has not had a significant impact on the Company's results of operations.

NOTE 8.     SHAREHOLDER RIGHTS PLAN

In December 1995, the Company's Board of Directors (the `Board'') adopted a Preferred Share Purchase Rights Plan (the `Plan'') under which the Board of Exar declared a dividend of one preferred share purchase right (a ``ight'') for each outstanding share of Common Stock of Exar held as of January 10, 1996.

The Plan is intended to protect stockholders from an unsolicited attempt to acquire Exar. Each Right entitles the registered holder to purchase from Exar one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.0001 per share (the ``referred Shares''), of Exar at a price of $118.50 per one-hundredth of a Preferred Share.

The rights become exercisable ten days after the announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding Common Shares, or ten days after the announcement that a person has commenced a tender offer which would result in such person or group owning 15% or more of the shares acquired (even if no purchases actually occur), the earliest of such dates being called the ``istribution Date''. The Rights are not exercisable until the Distribution Date and will expire on December 15, 2005.


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

RESULTS OF OPERATIONS - Net sales for the third quarter of fiscal 1996 were $30.2 million compared to $40.0 million for the same period a year ago, a decrease of approximately 25%. Net sales for the nine month period ended December 31, 1995 decreased by 19 % to $96.8 million compared to $118.8 million for the corresponding period in fiscal 1995.

The decrease in net sales reflects a number of actions directed toward reducing the Company's low-margin business and focusing on higher-margin product lines. Effective April 1, 1995 the Company eliminated sales of second source consumer products in Japan which resulted in a reduction in net sales of approximately $8.2 million and $26.7 million during the third quarter and first nine months of fiscal 1996, respectively. In addition, during the first quarter of fiscal 1996 the Company discontinued its mass storage product line as a result of supply disruptions which resulted in a reduction of approximately $5.5 million and $13.2 million in net sales during the third quarter and first nine months of fiscal 1996, respectively. Net sales were also adversely impacted by delay in product deliveries from certain of the Company's foundry sources.

Revenue decreases were partially offset by increases in sales of the Company's other proprietary products of approximately 15% and 24% in the three and nine month periods ended December 31, 1995. The Company experienced strong demand for its data acquisition products and communications products and benefited from the sale of personal computer and pressure sensor products as a result of the Startech and SMI acquisitions.

Cost of sales for the third quarter and the first nine months of fiscal 1996 decreased to approximately 50% of net sales and 49% of net sales, respectively, compared to 61% of net sales and 62% of net sales for the same periods of fiscal 1995. The resulting increase in gross margin is due primarily to changes in product mix, including i) the decrease in sales of mass storage and second source consumer products, which have historically provided lower gross margins than the Company receives from the sale of its other products, ii) the addition of higher margin product lines as a result of recent acquisitions, and iii) manufacturing efficiencies for certain of the Company's products.

Expenditures for research and development for the third quarter and first nine months of fiscal 1996 represented approximately 14% of net sales and 13% of net sales, respectively, compared to 9% of net sales in the corresponding periods in fiscal 1995. The increase in research and development expenditures as a percentage of net sales reflects the additional research and development expenditures of acquired companies and the elimination of second source consumer product sales which did not require research and development expenditures.

Selling, general and administrative expenses, as a percentage of net sales, increased from 15% in the third quarter and first nine months of fiscal 1995 to approximately 21% and 19%, respectively, in the corresponding periods of the current year. The increase as a percentage of net sales reflects the lower level of sales in fiscal 1996, as well as additional selling, general and administrative expenses of acquired companies.

Net interest income for the first nine months of fiscal 1996 increased by approximately $900,000 as a result of higher levels of cash and short-term investments and higher average investment rates during the period. Other income consists primarily of foreign currency gains.

The Company's provision for income taxes is based on income from operations, excluding the write-offs of in-process research and development, as there was no tax benefit associated with the write-offs. The Company's effective tax rate for the first nine months of fiscal 1996, excluding the write-off of in-process research and development, was approximately 36% as state income taxes and foreign income, which is taxed at rates different form U.S. income tax rates, was offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Net income for the first nine months of fiscal 1996, excluding the effects of one-time write-offs, was $13.3 million ($1.31 per share) compared to $12.1 million ($1.32 per share) for the same period in fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES - During the first nine months of fiscal 1996, the Company financed its operations primarily from existing cash balances and cash flow from operations. At December 31, 1995, the Company had approximately $61 million of cash and short-term investments. In addition, the Company has available short-term, unsecured lines of credit totaling $35.5 million with certain domestic and foreign banks, none of which were being utilized at December 31, 1995.

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

In November 1995 the company moved to a new facility constructed on its property in Fremont, California. The Company believes that costs to complete the construction contract will require the use of approximately $1 million in cash during the remainder of fiscal 1996.

In December 1995, the Board of Directors of the Company authorized the open market repurchase of shares of Exar Common Stock at an aggregate purchase price of up to $15 million. The Company had utilized approximately $6.5 million to purhcase its Common Stock as of December 31, 1995.

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


                          PART II - OTHER INFORMATION

ITEM 2.- CHANGES IN SECURITIES

On December 15, 1995 the Board of Directors of Exar Corporation (the `Board'') adopted a Preferred Share Purchase Rights Plan (the ``lan'') intended to protect stockholders from an unsolicited attempt to acquire Exar. In accordance with the plan, the Board declared a dividend of one preferred share purchase right (a `Right'') for each outstanding share of Common Stock, par value $.0001 per share, held as of January 10, 1996. Each Right entitles the registered holder to purchase from Exar one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.0001 per share, of Exar at a price of $118.50.

The rights become exercisable ten days after the announcement that a person or group has acquired 15% or more of Exar's shares, or ten days after the announcement that a person has commenced a tender offer which would result in such person or group owning 15% or more of the shares acquired (even if no purchases actually occur) (the `Shares Acquisition Date''). The Rights are not exercisable until the Distribution Date and will expire on December 15, 2005.

The terms of the Rights may be amended by the Board without the consent of the holders of the Rights. The Board may also redeem all of the Rights for $.01 per Right prior to the Shares Acquisition Date or December 15, 2005. When declared by the board, each Preferred Share will be entitled to a preferential quarterly dividend payment of the greater of (i) $1.00 per share or (ii), 100 times the aggregate dividend declared per Common Share. The right to such dividend shall be cumulative. Each Preferred Share will have 100 votes, voting together as a class with the Common Shares. Additionally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the consideration received by each Common Share. Preferred Shares purchasable upon exercise of the Rights will not be redeemable.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 11.1 - Statement re Computation of Per Share Earnings (Loss)

(b) The Registrant filed a report on Form 8-K dated December 15, 1995 (and filed on January 9, 1996). In Item 5 of Form 8-K, Other Events, the company reported the approval and implementation of a preferred rights plan intended to cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

By          /s/                 Date: February 13, 1996
            George D. Wells
            President
            Chief Executive Officer



By          /s/                 Date:  February 13, 1996
            Ronald W. Guire
            Executive Vice President,
            Chief Financial Officer