Form 10-K405
period 1996-03-31
EXAR CORP
filed 1996-07-01
CIK 753568

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______

Commission File No. 0-14225
                                   EXAR CORPORATION
                (Exact Name of registrant as specified in its charter)
    Delaware                                         94-1741481
(State or other jurisdiction of                  ( I.R.S. Employer
incorporation or organization)                   (Identification No.)

48720 Kato Road, Fremont, CA                           94538
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

Yes      X         No
   --------------     ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 1996 was $146,253,120 based on the last sales price reported for such date.

The number of shares outstanding of the Registrant's Common Stock was 9,000,192 as of May 31, 1996, net of 927,766 shares of treasury stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement filed not later than 120 days after the close of the fiscal year are incorporated in Part III of this report.

                                        PART I

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Managements' Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1   BUSINESS

GENERAL

Exar Corporation ("Exar" or the "Company") designs, develops and markets analog and mixed-signal integrated circuits for use in telecommunications, data communications, document imaging, consumer electronics and automotive products and in other selected product areas. The Company's target markets are ones in which the Company believes its design and process expertise, combined with its knowledge of particular system application requirements, enable the Company to deliver products that provide effective solutions to customer needs. Exar is emphasizing the development and sale of analog and mixed-signal application-specific standard products ("ASSPs"). The Company also produces digital integrated circuits used in telecommunications and data communications products, as well as general purpose analog integrated circuits. In May 1994, the Company acquired Origin Technology, Inc. ("Origin") and in June 1994 the Company acquired Micro Power Systems, Inc. ("Micro Power"). In March 1995 the Company acquired Startech Semiconductor, Inc. ("Startech") and in June 1995 the Company acquired Silicon Microstructures, Inc. ("SMI"). (See "Recent Acquisitions".)
In May 1995, the Company announced the discontinuance of its mass storage product line. (See "Mass Storage".)

Rohm Co., Ltd., a manufacturer of semiconductor devices and other electronic components in Japan, was the majority stockholder of Exar from 1971 until 1990. Working in cooperation with the Company, Rohm reduced its ownership interest in Exar beginning in 1984 and in May 1990, Rohm engaged in a share exchange that reduced its ownership of Exar's common stock to less than 50%. As of January 1994, Rohm was no longer an affiliate of the Company. Exar has in the past and continues to have various significant business relationships with Rohm Co., Ltd. and its subsidiaries ("Rohm"), including the sale of epitaxial and bipolar wafers to Rohm. The arrangement for the sale of epitaxial and bipolar wafers to Rohm was terminated as of April 1, 1994. Rohm continues to be a major foundry supplier of the Company.

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

PRODUCTS AND MARKETS

The Company divides its integrated circuit sales into five major market groups: communications, document imaging, consumer electronics, personal computers and other products. These market groups account for most of the Company's sales of integrated circuits, with a small portion being accounted for by the sale of general purpose integrated circuits.

In recent years, the Company entered the Japanese market for integrated circuits used in consumer electronics products. These integrated circuits are sold to several of the major Japanese electronics companies through Exar Japan Corporation, a wholly-owned subsidiary of Exar ("Exar Japan"). The Company sells both proprietary products and standard Rohm products in Japan. As of April 1, 1995, the Company no longer recognizes revenue from its sale of standard Rohm products in Japan, but records its net margin from such sales as commission revenue. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

Exar's operating results will depend to a significant extent on its ability to continue to introduce new products. The success of Exar's new products will depend on several factors, including the ability to anticipate customer requirements, timely introduction of new products to the market and market acceptance. There can be no assurance that Exar's new products will be successfully developed, or will receive or maintain substantial market acceptance.


The following chart shows selected applications and representative products in each of the Company's major market areas:

- - ----------------------------------------------------------------------------------------------------------------
        MARKET                     APPLICATION                                               PRODUCT
- - ----------------------------------------------------------------------------------------------------------------
 Communications              high speed communication                     T/E-Carrier circuits:
                             transmission equipment, central office        -repeaters
                             equipment and private branch exchanges        -line interface circuits
                                                                           -framers
                                                                           -buffers
                                                                           -transcorders
                             Telephone sets, headsets                     Speakerphone and other
                                                                          telephonyorieinted componenets
                                                                          Speech Recognition
                             Caller ID Sytems, pagers, cellular           Phase-Locked loops, function
                             telephones, two-way radios                   generators and tone decoders
                             Computer-to-computer links through           Modem chips and chip sets
                             telephones
                             Computer serial asynchronous                 UARTS/DUARTS/QUARTS
                             interfaces                                   Analog-to-digital converter/dual
                             Wireline communication test systems          digital-to-analog converter
- - ---------------------------------------------------------------------------------------------------------------
 Document Imaging            Scanners                                     Analog-to-digital converters
                             Digital Camera                               (ADC's)
                             Digital Copiers                              Digital-to-analog converts
                                                                          (DAC's)
- - ---------------------------------------------------------------------------------------------------------------
 Consumer Electronics(1)     Graphic Equalizers                           Switched capacitor filters
                             Audio Systems                                Audio enhancement circuits
                             Video Systems                                Automatic track finding (ATF)
                                                                          circuits; ADC's; DAC's
- - ----------------------------------------------------------------------------------------------------------------
 Personal Computers(2)       Clocks                                       Frequency timing generators
                             Input/Output                                 Super I/O
- - ----------------------------------------------------------------------------------------------------------------
 Automotive                  Engine controls                              Silicon sensors(3)
                                                                          Timing circuits
                             Automatice remote lock controls              RF transmitters/receivers
- - ----------------------------------------------------------------------------------------------------------------
 Other                       Hearing aids                                 Amplifiers
                             Multi media                                  Audio mixer circutis
                             Proximity sensors                            Sensor interface circuits
- - ----------------------------------------------------------------------------------------------------------------




1 Only Exar designed products are described here. Exar also sells in Japan integrated circuits designed by Rohm for use in consumer electronic products. (See "Consumer Electronics".)
2 This market and applications are a result of the Startech Semiconductor, Inc.
 acquisition.  (See "Recent Acquisitions".)
3 This product is a result of the Silicon Microstructures, Inc. acquisition. (See "Recent Acquisitions".)

COMMUNICATIONS

Exar markets integrated circuits for a variety of applications in both the telecommunications as well as data communication markets.

Exar's transmission telecommunications circuits are used in SONET/SDM multiplexers, private branch exchanges (PBX), central office switches and digital cross connects. Exar's principal products in this market are targeted toward T-carrier and E-carrier equipment. These circuits include line interface units, repeater circuits, framers, buffers, transcoders for pulse code modulation (PCM) systems and T1/E1 and T3/E3/STS/SONET interfaces. The majority of these circuits require bipolar, mixed-signal and CMOS process technology optimized for telecommunications applications and have specialized test and performance criteria. Certain of these products are based upon ANSI, Bellcore and ITU standards. The Company also provides integrated circuits for telephone handsets, including speakerphones, telephone circuitry and caller identification systems.

The Company's data communications products include Universal Asynchronous Receiver and Transmitter ("UART") circuits and related products known as DUART (Dual UART) and QUART (Quad UART) circuits for use in computer serial interfaces. Exar supplies a family of V.35 circuits used for high speed data transmission, primarily in networking equipment such as routers and bridges. In addition, the Company manufactures high performance fax/data/voice ("modem") chip sets. These chip sets incorporate proprietary firmware that facilitates integration of the Company's fax/data/voice products into OEM customers' systems. The Company has no additional versions of its modem chip sets currently in development.

The Company offers proprietary automatic speech recognition ("ASR") products through its wholly-owned subsidiary Origin. Origin integrates its proprietary ASR technology into a family of voice dialing telephone products which are distributed worldwide.

Users of the Company's integrated circuits in the communications market include Cisco Systems, Nokia, Alcatel S.A., British Telecom, Digital Switch Corporation, Northern Telecom, Inc. and Siemens A.G.


DOCUMENT IMAGING

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

The family of ADCs includes full flash, half flash, pipeline and successive approximation register converter architectures. Current products offer from 6 to 12 bits of resolution and operating ranges from LESS THAN 1 kHz to 30 mHz. Several devices are currently specified for 3.3V operation for battery-operated and hand-held equipment.

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

Users of the Company's integrated circuits in the document imaging market include Sony Corporation, Canon, Epson and Logitech.


CONSUMER ELECTRONICS

With the establishment of Exar Japan in 1989 and related sales assistance from Rohm, Exar began to market integrated circuits to Japanese manufacturers of consumer electronics products. Exar-designed products being sold to or developed for the consumer products market include integrated circuits for use in graphic equalizer systems, telephone answering devices, base band circuits for cellular telephones, filter circuits for use in audio and video systems, BBETM audio chips for sound enhancement, automatic track finding circuits for video systems and timer circuits for various products.

A majority of the integrated circuits sold by Exar Japan for use in consumer electronics products are designed by Rohm and, until April 1995, purchased by Exar Japan from Rohm. Effecitve April 1, 1995, the Company no longer purchases and resells the products designed by Rohm, but, as a representative, receives a commission on the sales of these products.

Customers of the Company in the consumer products area include Sony Corporation, Zenith, AIWA Co., Ltd. and Matsushita.


PERSONAL COMPUTERS

Through the acquisition of Startech, the Company supplies frequency timing generators chips to the personal computer and workstation markets.)

In a computer system, in order to perform an operation accurately, the computer requires a precise timing of signals that coordinate transfer, storage and execution activities. There are many different timing signals (sometimes called "clocks") needed to make a computer run. Previous generations of computer designs used individual oscillator circuits and their additional crystal components in every system. By using modern phased-locked-loop and voltage controlled oscillator design methods, Startech engineers have developed a family of single chips which can synthesize most of the required timing signals into a single oscillator source, or "frequency timing generator".

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

The Company is currently designing a super I/O (Input/Output) chip. Super I/O chips integrate certain selected features of standard integrated circuits. By blending functions, a super I/O chip can hold all or most of the common input/output, control and interface functions of more than one dedicated circuit. Startech is developing a line of super I/O chips that integrate selected features found in various standard integrated circuits.

Personal computer and workstation manufacturers among Startech's customers include Compaq Computer Corp., Sun Microsystems, Inc. IBM and Matsushita Electric Corporation of America.


OTHER PRODUCTS AND MARKETS

The Company also serves a variety of other markets, such as hearing aids, industrial controls and automotive controls. At present, most of the Company's integrated circuits sold to these markets are custom and semi-custom products. However, the Company continues to develop ASSP products in certain niche areas where there are opportunities.

     HEARING AIDS The Company's BiCMOS processes and advanced filtering technology allow the Company to provide a low-noise, low-power single chip solution for hearing aid manufacturers. The Company's design experience with EEPROM memory also enables the Company to add programmability features so that in the future the electronic characteristics of hearing aids may be tailored to fit both an individual user and ambient noise conditions.

     INDUSTRIAL CONTROL The Company's products in this area include integrated circuits for use in security systems, magnetic card readers and process control. One of the Company's products in this area is an integrated circuit for industrial robotics applications incorporating EEPROM technology.

     AUTOMOTIVE Exar sells custom and semi-custom integrated circuits for use in automotive applications, including air bags and body control systems, such as keyless entry systems.

     MULTI MEDIA Multi media combines voice, data, and video on the same medium. The Company's mixed-signal and audio expertise are integrated for custom products in this market.

     SENSORS The Company's analog to digital techniques and amplifier expertise are incorporated in Exar's offering of sensor interface circuits. The acquisition of SMI expands Exar's product offerings to the motion, pressure and accelerometer markets. (See "Recent Acquisitions".)

     GENERAL PURPOSE ANALOG STANDARD PRODUCTS The Company also markets a line of general purpose analog standard products such as timers, switching regulators, operational amplifiers and filters. The Company offers current and voltage output DACs which include products ranging from 8 to 16 bits of resolution. Recent product introductions offer unique digital control capabilities and wide bandwidth for the direct control of video and CCD imaging signals.

MASS STORAGE

In July 1995, the Company discontinued its family of devices for use in the mass storage industry. The termination of this product line was the result of supply disruptions and accompanying low margins. The Company has filed claims against its former supplier of these products, alleging breach of contract and this dispute is currently in arbitration. (See "Legal Proceedings".)

WAFER SERVICES Through March 31, 1994, the Company sold epitaxial and bipolar wafers to Rohm. The Company entered into a sale and leaseback of these manufacturing facilities with Rohm in April 1992 in order to shift to Rohm (as the largest customer of the facilities) the benefits and risks associated with capacity utilization. Effective April 1, 1994, Exar no longer operates the manufacturing facilities for Rohm. Accordingly, the revenues associated with the operation of such facilities are no longer included in the financial results of the Company.


RECENT ACQUISITIONS

STARTECH On March 31, 1995, the Company acquired Startech Semiconductor, Inc. (Startech). Startech designs, develops and markets ASSPs for a variety of markets including the data communications, telecommunications, personal computer, workstation and peripherals markets. ASSPs meet the requirement for fast, error-free, inexpensive data communications essential to today's computer system and software products. Startech designs its ASSPs to meet evolving industry standards and protocols, enabling its customers to react rapidly to the technological changes they face.

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

Startech has over 200 customers worldwide including Boca Research, Digiboard and U.S. Robotics, as well as Exar, in the communications and connectivity industry together with the personal computer manufacturers previously discussed.

SMI In February 1993, Exar acquired a minority interest in Silicon Microstructures, Inc. (SMI) and in June 1995, the Company acquired all of the remaining outstanding stock of SMI. SMI designs, develops and markets silicon sensors for a variety of markets including medical, automotive and consumer. SMI's current products include precision piezoresistive pressure sensors and accelerometers.

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

MICRO POWER AND ORIGIN In fiscal 1995 the Company acquired all of the outstanding stock of Micro Power and Origin. (See Note 9 to Consolidated Financial Statements.)


MARKETING AND CUSTOMERS

Exar sells its products principally to OEMs for use in a broad range of electronic systems and equipment. The following table provides a geographic breakdown of the Company's sales with sales of wafer services to Rohm set forth separately. For additional geographic financial information, see Note 8 in Notes to Consolidated Financial Statements.


                                       YEARS ENDED MARCH 31
                                       --------------------
                                          (IN THOUSANDS)

                                 1996           1995           1994
                                 ----           ----           ----
U.S. Sales                    $  56,030      $  62,344      $  42,040
International Sales:
  Sales by Exar Japan            19,061         55,851         64,833
  Other Sales                    50,675         41,277         32,732
Rohm Wafer Services                  --             --         22,054
                              ---------      ---------      ---------

TOTAL                        $  125,766      $ 159,472      $ 161,659
                              ---------      ---------      ---------
                              ---------      ---------      ---------

Exar markets its products in the United States principally through 26 independent sales representatives and nine independent non-exclusive distributors, as well as through the Company's direct sales force. Exar currently has sales support offices in or near Boston, Chicago, Dallas, Los Angeles, Philadelphia and Fremont.

Exar is represented internationally by approximately 43 sales representatives and distributors. In addition, Exar is represented in Europe by its wholly-owned subsidiary, Exar Ltd. and in Japan by its wholly-owned subsidiary, Exar Japan. The products marketed by Exar Japan are generally not in competition with those marketed in Japan by Exar's independent distributors. Exar's international operations are subject to certain risks common to foreign operations in general, such as governmental regulations and import restrictions. While Exar has acted to minimize its exposure to exchange rate fluctuations, there can be no assurance that the Company will not from time to time experience exchange rate losses on products sold overseas by Exar Ltd. and Exar Japan.

During the fiscal year ended March 31, 1996, no single customer accounted for more than 10% of Exar's sales.

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

Historically, bipolar processes have been used for analog circuits where speed, high voltage, low noise or effective component matching is necessary. CMOS circuitry was originally used for digital applications where lower voltage and greater chip density are necessary. CMOS manufacturing processes have subsequently been adopted and are used for an increasing portion of analog and mixed-signal devices in order to take advantage of that technology's lower power consumption, its cost-effectiveness and foundry availability and ever-increasing speed.. BiCMOS processes permit the combination of bipolar and CMOS on a single device, resulting in the ability to combine selectively the performance characteristics of bipolar circuitry with the advantages of CMOS.

In addition, the Company can provide accurately matched thin-film resistors and/or laser trim when needed to meet performance requirements.


MANUFACTURING

The Company uses outside sources for the supply of its integrated circuits.
Rohm is the Company's largest supplier of wafer services. During fiscal 1996, approximately 51% of the Company's sales of integrated circuits were of products
made from wafers manufactured for the Company by Rohm.   Rohm supplies the
Company with bipolar, BiCMOS and CMOS products. These services are provided to the Company pursuant to two separate foundry service agreements which expire in April 1997 and April 2006. The agreement expiring in April 1997 is automatically extended for successive two year terms unless and until it is terminated by either party upon at least six months notice prior to the end of the extension term. The Company is not under any obligation to continue obtaining manufacturing services from Rohm.

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

The Company experienced long lead times and delays from outside sources of certain products during the first half of fiscal 1996. These delays negatively affected the Company's ability to respond to customers of such products. Due to supply disruptions, the Company decided to terminate its product line of semiconductors used in hard disk drive products. (See "Mass Storage".) In October 1995, the Company entered into an agreement with IC Works Inc. to expand its available manufacturing capacity for sub-micron products. (See "Liquidity and Capital Resources".)

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

After testing, wafers are usually shipped to the Far East for assembly, where they are cut into individual circuits and packaged. Following assembly, a significant portion of the Company's products are returned to Exar for final testing and quality assurance. Most of Exar's assembly work is performed by independent contractors in Taiwan, Indonesia, the Philippines, Korea and Japan.

The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers. Although shortages have occurred and on occasion lead times have been extended, the Company has not recently experienced significant difficulty in obtaining raw materials or equipment.


ENGINEERING, RESEARCH AND DEVELOPMENT

Exar's ability to compete successfully depends in part on its ability to introduce technologically advanced products on a cost-effective and timely basis. Exar is committed to improving its manufacturing and design capabilities and developing new process technologies and products. During the fiscal years ended March 31, 1996, 1995 and 1994, Exar's research and development expenses were $16.1 million, $14.4 million, and $11.5 million, respectively.

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

Because the analog and mixed-signal integrated circuit markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to some of the Company's products include, among others, Crystal Semiconductor, Dallas Semiconductor, Hitachi, Level One Communications and Rockwell Communications. As the Company has marketed its products more aggressively in Japan, it has encountered greater competition from Japanese manufacturers. Many of the Company's competitors have substantially greater financial, manufacturing and marketing resources, and some of them have greater technical resources. There can be no assurance that competitive factors will not adversely affect the Company's future business.


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

At March 31, 1996, Exar's backlog was approximately $32.9 million, compared with $41.9 million at March 31, 1995.

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


EMPLOYEES

As of April 1, 1996, Exar had 447 employees, including 111 in marketing and sales, 163 in research, development and engineering-related functions, 122 in manufacturing and production and 51 in administration. Many of Exar's employees are highly skilled, and competition in recruiting and retaining such personnel is particularly intense in the labor market in which Exar operates. Exar believes that its continued success depends in part on its ability to continue to attract highly qualified management, marketing and technical personnel. The loss of key employees, none of whom is subject to an employment agreement could have a material and adverse effect on Exar. None of Exar's employees are covered by collective bargaining agreements, and Exar has not experienced any work stoppages. Exar believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY The name of the Company's executive officers and certain information about them is set forth below.

                NAME    AGE   POSITION
                ----    ---   --------
     George D. Wells     60   Chief Executive Officer, President and Director
     Ronald W. Guire     47   Executive Vice President, Chief Financial Officer,
                              Secretary and Director
   Eric J. Ochiltree     49   Vice President, Exar Products Division
Jean-Claude Zambelli     52   Vice President, Worldwide Sales
  Stephen W. Michael     49   Vice President, Operations Division
 Thomas R. Melendrez     42   Corporate Vice President, General Counsel
     Thomas W. Jones     48   Vice President, Reliability and Quality Assurance
   Suhas "Sid" Bagwe     56   Vice President, Strategic Planning and Long-Range
                              Business Development


Mr. Wells joined Exar as CEO and President of the Company in June 1992 and has served as a director since September 1992. Mr. Wells has more than 35 years of semiconductor experience, most recently with LSI Logic Corporation, a manufacturer of HCMOS and BiCMOS application-specific integrated circuits (LSI) where he was President and Chief Operating Officer from 1985 to 1992. From 1983 to 1985, Mr. Wells was President of Intersil and General Manager of Semiconductor, divisions of General Electric. Mr. Wells is also a director of Q Logic, a supplier of adapter cards and disk controller chips. Mr. Wells holds a BS in Physics (cum laude) and completed two years of post-graduate work in Nuclear Physics at the University of Glasgow, Scotland. Mr. Wells has informed the Company of his intention to resign as an officer and employee of the Company. The Board of Directors is currently conducting a search for a successor.

Mr. Guire joined the Company in July 1984 and has been a director of the Company since June 1985. He has served in a variety of officer positions, and has been Chief Financial Officer of the Company since May 1985 and Executive Vice President since July 1995. Mr. Guire is also a director of Xetel Corporation, an electronics contract manufacturer. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from 1979 until he joined the Company in July 1984.

Mr. Ochiltree joined Exar in September 1995 as Vice President, Exar Products Division. A 25-year veteran of the semiconductor industry, prior to joining Exar, Mr. Ochiltree was Vice President, Santa Clara Site General Manager, Standard Linear Products Division of Analog Devices, Inc. Mr. Ochiltree joined Analog Devices with the acquisition of Precision Monolithics, Inc. (PMI) in 1991, where he was Vice President and General Manager of the Industrial/Commercial Division. Mr. Ochiltree has an MBA from the University of Santa Clara, an MSEE from Arizona State University and a BSEE from the Georgia Institute of Technology.

Mr. Jean-Claude Zambelli joined the Exar as Group Manager, New Market Development in April 1994. In July 1995 he was promoted to Director, Product groups and in April 1996 he assumed his current position as Vice President, Worldwide Sales. Prior to joining Exar, Mr. Zambelli was President and CEO of MetaDesign Semiconductor from 1986 to 1994. Mr. Zambelli joined Fairchild Semiconductor in 1982 as Marketing/Strategic Planning Manager and was promoted to General Manager of the Power Systems and Discrete Division in 1984. Mr. Zambelli has a Diploma from the Institut Controle de Gestion, Paris, France (U.S. equivalent M.B.A. Finance), a Diploma from the Institut Administration des Enterprises, Paris, France (U.S. equivalent M.B.A. Marketing), and a Diploma, Ecole Nationale Ingenieurs, Belfort, France (U.S. equivalent M.S.E.E.).

Mr. Michael joined the Company as Vice President of New Market Development in September 1992 In July 1995 he was promoted to his current position as Vice President, Operations Division. Mr. Michael has over 20 years of semiconductor industry experience, most recently as Vice President, and General Manager, Analog & Custom Products with Catalyst Semiconductor ("Catalyst"). He joined Catalyst in 1987 and served in various senior positions.

Mr. Melendrez joined Exar in April of 1986 as Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, Mr. Melendrez was promoted to his current position. Mr. Melendrez has over 15 years legal experience in the semiconductor and related industries. He received a B.A. from the University of Notre Dame, and a J.D. from the University of San Francisco.

Mr. Jones joined the Company as Director of Total Quality Management in October 1992 and was promoted to Director of Reliability and Quality Assurance in November 1992. He was promoted to his current position in July 1995. Mr. Jones has over thirty years of industry experience, most recently with LSI as Director of Quality Assurance. Mr. Jones joined LSI in September 1990. In December 1989 Mr. Jones joined Elcon Products International, Fremont California as Director of Manufacturing. From 1970 to December 1989, he was with Siliconix, where he held various management positions including Director of Operations, and Director of Quality and Reliability.

Mr. Bagwe joined Exar as Director of Data Communications Product Group in March 1993, a position he held until April 1994 when he was promoted to Director of Strategic Planning and Long Range Business Development. In July 1995 he was promoted to his current position. From January 1990 until March 1993, Mr. Bagwe was Vice President of Marketing and Sales at Phylon Communications. From 1987 to December 1990 he served as Director of Business Development for Headland Technology. Mr. Bagwe has also served in a variety of executive management positions with various companies in the electronics industry. Mr. Bagwe holds an MBA with honors from Loyola University in Chicago, a BSEE from the University of Illinois and a BS in physics from the University of Poone, India.

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

The California Regional Water Quality Control Board for the San Francisco Bay Region (the "Regional Board") conducted an investigation of contaminants detected in subsurface groundwater at approximately 50 different sites in Santa Clara County, California, including a location formerly leased by Exar in Sunnyvale, California. The administrative proceeding before the Regional Board was resolved by letter dated March 7, 1996, from the Regional Board to the Company stating that the Regional Board staff had concluded that "pollution in groundwater beneath the subject site... is the result of migration of pollutants in groundwater from upgradient sources [and that] Board staff does not intend to name [the Company] as a discharger nor require further action by [the Company] in defining the migration of pollutants."

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


ITEM 2    PROPERTIES

The Company's corporate headquarters are located in Fremont, California consisting of approximately 151,000 square feet. The land and building are owned by the Company and house Exar's principal administrative, test, engineering, marketing, customer service and sales departments. In addition, the Company leases approximately 60,000 square feet of office space in Santa Clara, California. This lease expires in August 1996 and the space is currently being used for storage of documents.

ITEM 3    LEGAL PROCEEDINGS

In June 1995 the Company filed a $9 million arbitration claim against SGS-Thompson Microelectronics, Inc. ("SGS-Thompson"), its foundry supplier of wafers used in its mass storage products, alleging inter alia breach of an Agreement between the parties, arising out of SGS-Thompson's refusal to provide Exar with various products called for under the Agreement. In September 1995 SGS-Thompson filed a counter claim for $8 million alleging breach of the Agreement by the Company. The Company believes the counter claim is without merit. This dispute is currently in arbitration.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.

                                       PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The Common Stock of Exar is traded on the National Market under the symbol "EXAR." The following table sets forth the range of high and low sales prices for the Company's common stock for the periods indicated, as reported by NASDAQ. Such prices have been adjusted for the stock dividend effected in the form of a stock split in October 1994. The listed quotations represent inter-dealer prices without retail markup, markdown or commissions.

- - --------------------------------------------------------------------------------
                                 COMMON STOCK PRICES

                                             HIGH              LOW
FISCAL 1996                                  ----              ---
- - -------------
Quarter ended March 31, 1996                 $18 3/4        $12
Quarter ended December 31, 1995              $35 3/4        $13 3/4
Quarter ended September 30, 1995             $40 1/4        $28 3/4
Quarter ended June 30, 1995                  $31 1/4        $21

FISCAL 1995
Quarter ended March 31, 1995                 $24 3/4        $19 1/2
Quarter ended December 31, 1994              $24 1/2        $19 1/2
Quarter ended September 30, 1994             $35            $25 1/2
Quarter ended June 30, 1994                  $28 1/4        $21 1/2

- - ------------------------------------------------------------------------------
The Company has never paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business.
The Company had approximately 367 stockholders of record as of May 31, 1996.
The Company believes it has in excess of 2,500 beneficial stockholders. The last sales price for Exar's Common Stock, as reported by NASDAQ on May 31, 1996, was $16.25 per share.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA





- - --------------------------------------------------------------------------------------------------------------
                                                                 YEARS ENDED MARCH 31,
                                                                 ---------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          1996            1995          1994           1993          1992
                                          ----            ----          ----           ----          ----
Consolidated Statements of
    Operations Data:

Net Sales                               $125,766       $159,472       $161,659       $146,096       $139,775
Income (Loss) From   Operations           18,759         (4,989)        20,999         18,858         13,250
Net Income (Loss)                         13,582        (11,084)        15,665         13,687         10,819
Net Income (Loss) Per Share (a)             1.37          (1.25)          1.52           1.33           1.16
Weighted Average Shares
    Outstanding(a)                         9,925          8,835         10,287          10,260         9,354

- - --------------------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------------------------
                                                                     MARCH 31,
                                                                     ---------
                                                                  (IN THOUSANDS)
                                         1996           1995           1994           1993           1992
                                         ----           ----           ----           ----           -----
Consolidated Balance Sheet
    Data:

Working Capital                        $ 77,550       $ 81,286       $ 85,842       $ 90,827       $ 73,426
Total Assets                            139,074        150,080        132,219        138,898        138,235
Redeemable Preferred Stock                   --            --              --             --         13,135
Retained Earnings                        53,379         39,797         50,881         35,216         21,529
Stockholders' Equity                    117,847        107,696        105,378        108,773         91,623
- - --------------------------------------------------------------------------------------------------------------




(a) All share and per share amounts for 1991 through 1994 have been restated to give effect to the 3 for 2 stock dividend effected in the form of a stock split in October 1994.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statement that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business".

GENERAL

The Company derives revenue principally from the sale of integrated circuits for use in communications, consumer electronics, document imaging, automotive, personal computers and other selected areas. In addition, until June 1995, the Company also generated revenues from sales of mass storage products. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, and the Company's ability to achieve certain manufacturing efficiencies. The Company's newer analog and mixed-signal products tend to have higher gross margins than many of the Company's more mature products and margins of any particular product may erode over time.

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

The Company has made a number of changes in its underlying business in an effort to reduce its low-margin businesses. At the same time, to increase its share of revenues from the sale of proprietary products and to acquire additional technology, the Company made significant investments through direct acquisition of companies with related product lines. These actions are summarized below:

REDUCTION OF LOW MARGIN BUSINESSES

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

Effective April 1, 1995, the Company no longer recognized revenue from the sale of Rohm-designed integrated circuits for the consumer products industry in Japan. However, as of April 1995, the Company recognizes commission revenue from this business. In fiscal 1995 sales of Rohm designed products were approximately $36 million as compared to commission revenue of $1.6 million reported in fiscal 1996.

DISCONTINUATION OF MASS STORAGE PRODUCTS

In May 1995, the Company was notified by its foundry supplier of wafers used in its mass storage products that no wafers would be delivered in the second and third quarters of fiscal 1996. The Company has made a claim against its foundry supplier for recovery of write-offs and other losses it incurred related to the termination of this product line, and this matter is currently in arbitration. Accordingly, the Company discontinued its mass storage product line, in the second quarter of fiscal 1996. In the year ended March 31, 1995, sales of mass storage products were approximately $20 million and the product line generated a small operating loss. In the year ended March 31, 1996, sales of mass storage products were approximately $3.7 million.

RECENT ACQUISITIONS

In May 1994, the Company acquired Origin Technology, Inc. (Origin) for $1.4 million in cash and invested an additional $1.0 million in newly issued common stock of Origin. Origin designs, develops and markets proprietary automatic speech recognition (ASR) products for the consumer market.

In June 1994, the Company acquired Micro Power Systems, Inc. (Micro Power) for $21.7 million in cash. Micro Power designs, develops, manufactures and markets high-performance data converters, data acquisition subsystems and other sophisticated electronic components for the document imaging, communications, microperipherals, industrial and other markets.

On March 31, 1995, the Company acquired Startech Semiconductor, Inc. (Startech) in exchange for a combination of cash and common stock valued at $13.2 million. Startech designs, develops and markets application-specific standard products for a variety of markets, including the data , communications, telecommunications and personal computer workstation and peripheral markets.

In June 1995, the Company acquired Silicon Microstructures, Inc. (SMI), in exchange for the conversion to equity of $1.25 million of loans previously granted to SMI and 43,334 shares of common stock. SMI designs, develops and markets silicon sensors for a variety of markets, including medical, automotive and consumer.

All of the acquisitions have been accounted for as purchases and the results of operations for fiscal 1995 and 1996 include the operations of the acquired companies subsequent to the dates of acquisition. Accordingly, the operations of these companies, prior to acquisition, are not reflected in the Company's historical operating results. As a result of the acquisitions completed in fiscal 1995 and 1996, the Company recorded approximately $7.1 million of goodwill, which is being amortized over a period of five years. The remaining portion of the excess purchase price (approximately $27.8 million in fiscal 1995 and $.9 million in fiscal 1996) was allocated to acquired research and development and was expensed. (See note 9 to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

- - --------------------------------------------------------------------------------
                                                 YEARS ENDED MARCH 31,
                                            1996            1995         1994
                                             ----            ----         ----
Net sales                                  100.0%          100.0%       100.0%
Cost of sales                               49.5            61.1         67.6
Research and development                    12.8             9.0          7.1
Selling, general and administrative         19.8            15.0         12.4
Goodwill amortization                        1.1              .5           --
Write-off of in-process R&D and
    other one-time charges                   1.9            17.5           --
                                           -----           -----         ----
Operating income (loss)                     14.9            (3.1)        12.9
Other income, net                            2.8             1.8          1.9
                                           -----           -----         ----
Income (loss) before income taxes           17.7            (1.3)        14.8
Income taxes                                 6.9             5.7          5.1
                                           -----           -----         ----
Net income (loss)                           10.8%           (7.0)%        9.7%
                                           -----           -----         ----
                                           -----           -----         ----
- - --------------------------------------------------------------------------------


FISCAL 1996 VS FISCAL 1995

Net sales during fiscal 1996 were approximately $125.8 million compared to $159.5 million in fiscal 1995, a decrease of approximately 21%. The decrease reflects the elimination of sales of second source consumer products revenues and discontinued hard disk drive products totaling approximately $51.8 million. Such decrease was offset, in part by increased sales of integrated circuits for use in data acquisition products. In addition, the Company benefited from the sale of personal computer and pressure sensor products as a result of the Startech and SMI acquisitions.

Overall, sales of continuing proprietary products increased by approximately 20%. In fiscal 1996, sales to domestic customers decreased by 10% to $56 million. International sales, excluding second source consumer products, increased by 12% to approximately $68.2 million. The Company's international sales consist of sales from the United States to overseas customers and sales by the Company's wholly-owned subsidiaries in Japan and the United Kingdom. Sales by the Company's foreign subsidiaries are denominated in the currency of the local country, while all other international sales are denominated in U.S. dollars. The fact that the Company operates internationally gives rise to exposures from changes in currency exchange rates. The Company has adopted a set of practices to strictly minimize its foreign currency risk which includes the use of foreign currency exchange contracts to hedge amounts receivable from its foreign subsidiaries. In addition, foreign sales may be subject to tariffs in certain countries or with regard to certain products; however, the Company's profit margin on international sales of integrated circuits, adjusted for differences in product mix, is not significantly different from that realized on its sales to domestic customers.

Cost of sales as a percentage of net sales decreased from 61% in fiscal 1995 to 50% in fiscal 1996. The corresponding increase in gross margins is due primarily to changes in product mix, including i) the elimination of sales of second source consumer products in Japan, ii) discontinued sales of hard disk drive products, and iii) the addition of higher margin product lines as a result of the acquisitions discussed above.

Expenditures for research and development during fiscal 1996 increased by $1.7 million or 12% compared to fiscal 1995. As a percentage of net sales, expenditures for research and development increased from approximately 9% in fiscal 1995 to 13% in fiscal 1996. The increase in research and development expenses as a percentage of net sales is primarily attributable to the decrease in net sales discussed above as well as additional headcount and additional research and development expenditures of acquired companies.

Selling, general and administrative expenses were $24.9 million in fiscal 1996 compared to $24 million in fiscal 1995. As a percentage of net sales, selling general and administrative expenses increased from approximately 15% of net sales in fiscal 1995 to 20% of net sales in fiscal 1996. The increases are due primarily to the decrease in net sales.

As a result of the discontinuation of the mass storage product line discussed above, the Company incurred a one-time charge to operations of approximately $1.2 million.

Net interest income during fiscal 1996 increased to $3.1 from the $2.4 million reported in fiscal 1995 as higher average investment rates in fiscal 1996 more than offset lower levels of cash and short-term investments.

The Company's provision for income taxes is based on income from operations, excluding the write-off of in-process research and development, as there was no tax benefit associated with such write-off. The effective income tax rate for fiscal 1996, before the write-off of in-process research and development, was 37.5% compared to the federal statutory rate of 35%, due primarily to state income taxes and foreign income which is taxed at rates different from U.S. income tax rates offset, in part, by tax advantaged investment income and tax savings generated by use of the Company's foreign sales corporation.

Excluding the effects of the write-off of in-process research and development and other acquisition related expenses, the Company reported net income of $15.5 million ($1.56 per share) compared to $16.7 million ($1.82 per share) in fiscal 1995.

To date inflation has not had a significant impact on the Company's operating results.


FISCAL 1995 VS FISCAL 1994

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


Cost of sales as a percentage of net sales decreased from 68% in fiscal 1994 to 61% in fiscal 1995. The corresponding increase in gross margins is due primarily to changes in product mix, including i) the termination of the arrangement under which the Company provided wafer processing services to Rohm,
ii) the decrease in sales of second source consumer products in Japan, and iii) the addition of higher margin product lines as a result of the acquisitions discussed above.

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

Selling, general and administrative expenses were $24 million in fiscal 1995 compared to $20 million in fiscal 1994. As a percentage of net sales, selling general and administrative expenses increased from approximately 12% of net sales in fiscal 1994 to 15% of net sales in fiscal 1995. The increases are primarily due to the additional selling, general and administrative expenses of acquired companies and changes in product mix.

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

Although the Company reported a net loss for fiscal 1995, excluding the effects of the write-off of in-process research and development, the Company reported net income of $16.7 million ($1.82 per share) compared to $15.7 million ($1.52 per share) in fiscal 1994.

                               QUARTERLY RESULTS

The following table contains selected unaudited quarterly financial data for the fiscal years ended March 31, 1995 and 1996. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.

- - -----------------------------------------------------------------------------------------------------------------------------
                                                      QUARTERLY RESULTS
                                                      (THREE MONTHS ENDED)
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- - ------------------------------------------------------------------------------------------------------------------------------
                                MARCH 31,    DEC. 31,   SEPT. 30,   JUNE 30,    MARCH 31,   DEC. 31,    SEPT. 30,    JUNE 30,
                                  1996        1995        1995        1995        1995        1994        1994        1994
- - ------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF
INCOME DATA

Net sales                       $ 28,938    $ 30,217    $ 31,681    $ 34,930    $ 40,630    $ 40,029    $ 40,752    $ 38,061
Cost of sales                     14,868      15,219      14,232      17,898      23,871      24,316      25,110      24,203
                                --------    --------    --------    --------    --------    --------    --------    --------
Gross profit                      14,070      14,998      17,449      17,032      16,759      15,713      15,642      13,858
Research and
  development                      3,937       4,279       4,040       3,860       4,179       3,600       3,385       3,212
Selling, general,
  and
  administrative                   6,465       6,313       6,025       6,108       5,917       5,944       6,154       5,965
Goodwill
amortization                         343         343         344         285         234         312         234          78
On-time charges
  relating to
  discontinued
  operations                          --          --          --       1,155          --          --          --          --
Write-off of in-
  process research
  and development
  and other
  acquisition related
  expenses                        (1,097)         --          --       2,390      10,951          --          --      16,875
                                --------    --------    --------    --------    --------    --------    --------    --------
Operating
  income (loss)                    4,422       4,063       7,040       3,234      (4,522)      5,857      l5,869     (12,272)
Other income, net                    497         927       1,170         927         743         871         632         811
                                --------    --------    --------    --------    --------    --------    --------    --------
Income (loss)
  before income
  taxes                            4,919       4,990       8,210       4,161      (3,779)      6,728      l6,501     (11,461)
Income taxes                       1,546       1,893       2,832       2,427       2,511       2,372       2,320       1,870
                                --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)               $  3,373    $  3,097    $  5,378    $  1,734    $ (6,290)   $  4,356    $  4,181    $(13,331)
                                --------    --------    --------    --------    --------    --------    --------    --------
                                --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)
  per share (a)                 $    .37    $    .31    $    .52    $    .17    $   (.70)   $    .47    $    .45    $  (1.49)
                                --------    --------    --------    --------    --------    --------    --------    --------

Shares used in
  computation (a)                  9,153      10,107      10,411      10,030       8,938       9,334       9,248       8,924
                                --------    --------    --------    --------    --------    --------    --------    --------
                                --------    --------    --------    --------    --------    --------    --------    --------
- - ------------------------------------------------------------------------------------------------------------------------------

(a) All share and per share amounts have been restated to give effect to the 3 for 2 stock dividend effected in the form of a stock split in October 1994.

The Company's operations have reflected, and may in the future reflect, substantial fluctuations from period to period as a result of the impact of general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, management decisions to commence or discontinue certain product lines, and the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis. The semiconductor industry has historically been characterized by business cycles, with economic downturns resulting in diminished product demand and erosion of average selling prices. Exar's future operating results could be adversely affected by a downturn in this market or by the failure of one or more of its customers to compete successfully in such market. The markets for components used in personal computer and consumer electronics products are extremely price competitive.


LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended March 31, 1994, 1995 and 1996, the Company financed its operations primarily from existing cash and short-term investments and cash flows from operations.

At March 31, 1996, the Company had $52.3 million in cash and short-term investments. The Company also has short-term, unsecured, informal lines of credit under which it may borrow up to $35.5 million, none of which was being utilized at March 31, 1996. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $35 million in support of its foreign currency transactions. At March 31, 1996, the Company had outstanding Japanese yen forward contracts totaling approximately $500,000 which mature through July 1996.

During the first quarter of fiscal 1995, the Company acquired Origin and Micro Power for approximately $24.1 million in cash. On March 31, 1995, the Company completed the acquisition of Startech in exchange for a combination of cash and common stock valued at $13.2 million. In June 1995, the Company acquired SMI in exchange for 43,334 shares of common stock and the conversion to equity of $1.25 million of loans previously granted to SMI. Certain of the purchase agreements include provisions for adjustments to the final purchase price and/or include deferred compensation arrangements which may result in additional payments of up to $9.8 million over the next five years, in some combination of cash and common stock.

In October 1995, the Company entered into a wafer production agreement with IC Works, Inc. (IC Works). Under the terms of the agreement, Exar will invest approximately $15 million for the purchase and installation of equipment at IC Works, over the next twelve months, in exchange for a predetermined supply of wafers over the next five years. Under a separate but related agreement, Exar made a minority equity investment in IC Works of approximately $4.5 million.

The Company constructed new facilities on its property in Fremont, California which were completed in November 1995. The total cost of the facility, including moving costs, was approximately $14 million all of which had been paid as of March 31, 1996.

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


                             INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Exar Corporation:


We have audited the accompanying consolidated balance sheets of Exar Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exar Corporation and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP
Palo Alto, California
May 2, 1996

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
- - --------------------------------------------------------------------------------



- - -----------------------------------------------------------------------------------------------------
                                                                          1996              1995

ASSETS
CURRENT ASSETS:
  Cash and equivalents                                               $   49,302          $   57,029
  Short-term investments                                                  2,981               5,133
  Accounts receivable, net of allowances of $2,692 and $2,985            19,319              29,719
  Inventories                                                            18,065              18,411
  Prepaid expenses and other                                                582               1,687
  Deferred income taxes                                                   5,697               7,277
                                                                     ----------          ----------

               Total current assets                                      95,946             119,256

PROPERTY, PLANT, AND EQUIPMENT, Net                                      34,185              22,192
GOODWILL, net of accumulated amortization of $2,095 and $780              5,026               4,866
OTHER ASSETS                                                              3,917               3,766
                                                                     ----------          ----------

TOTAL ASSETS                                                         $  139,074          $  150,080
                                                                     ----------          ----------
                                                                     ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $   12,680          $   27,326
  Accrued compensation and related benefits                               4,017               4,925
  Other accrued expenses                                                  1,699               1,912
  Income taxes payable                                                       --               3,807
                                                                     ----------          ----------

               Total current liabilities                                 18,396              37,970
                                                                     ----------          ----------

DEFERRED INCOME TAXES                                                     1,852               1,857
                                                                     ----------          ----------
LONG-TERM OBLIGATIONS                                                       979               2,557
                                                                     ----------          ----------

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                --                  --
  Common stock; $.0001 par value; 25,000,000 shares authorized;
       9,918,371 and 9,309,066 shares issued                             77,688              67,217
  Cumulative translation adjustments                                        200                 682
  Retained earnings                                                      53,379              39,797
  Treasury stock; 927,766 shares of Common stock at cost                (13,420)                 --
                                                                     ----------          ----------

               Total stockholders' equity                               117,847             107,696
                                                                     ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 139,074          $  150,080
                                                                     ----------          ----------
                                                                     ----------          ----------


See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- - --------------------------------------------------------------------------------------------------------------------------
                                                                               1996           1995           1994

NET SALES                                                                  $  125,766     $  159,472     $  161,659

COST AND EXPENSES:

  Cost of sales                                                                62,217         97,500        109,213
  Research and development                                                     16,116         14,375         11,473
  Selling, general and administrative                                          24,911         23,980         19,974
  Goodwill amortization                                                         1,315            780             --
  Write-off of in-process research and development and other acquisition
     related expenses                                                           1,293         27,826             --
  Discontinued product line                                                     1,155                            --
                                                                           ----------      ---------      ---------

               Total costs and expenses                                       107,007        164,461        140,660
                                                                           ----------      ---------      ---------

INCOME (LOSS) FROM OPERATIONS                                                  18,759         (4,989)        20,999

OTHER INCOME (EXPENSE):
  Interest income                                                               3,266          2,471          2,414
  Interest expense                                                               (156)           (99)           (85)
  Other, net                                                                      411            606            675
                                                                           ----------      ---------      ---------

               Total other income, net                                          3,521          2,978          3,004
                                                                           ----------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                     22,280         (2,011)        24,003

INCOME TAXES                                                                    8,698          9,073          8,538
                                                                           ----------      ---------      ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                               13,582        (11,084)        15,465

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                             --             --            200
                                                                           ----------      ---------      ---------

NET INCOME (LOSS)                                                          $   13,582     ($  11,084)     $  15,665
                                                                           ----------      ---------      ---------
                                                                           ----------      ---------      ---------

PER SHARE:
  Income (loss) before cumulative effect of change
    in accounting principle                                                $     1.37     ($    1.25)     $    1.50
  Cumulative effect of change in accounting principle                              --             --           0.02
                                                                           ----------      ---------      ---------

  Net income (loss)                                                        $     1.37     ($    1.25)     $    1.52
                                                                           ----------      ---------      ---------
                                                                           ----------      ---------      ---------

WEIGHTED AVERAGE SHARES OUTSTANDING                                             9,925          8,835         10,287
                                                                           ----------      ---------      ---------
                                                                           ----------      ---------      ---------

See notes to consolidated financial statements.


EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996, 1995 AND 1994 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
- - -----------------------------------------------------------------------------------------------------------------------------------

                                         Common Stock           Treasury Stock           Cumulative                   Total
                                    -----------------------   -----------------------    Translation    Retained   Stockholders'
                                     Shares       Amount      Shares         Amount      Adjustments    Earnings      Equity

BALANCES,  April 1, 1993             9,990,966    $  72,988         --      $      --       $   569      $  35,216   $ 108,773

Exercise of stock options             324,503        2,855                                                              2,855
Income tax benefit from
 stock options exercised and sold          --        1,100                                                              1,100
Stock issued under Employee
 Stock Participation Plan              60,673          849                                                                849
Acquisition of treasury stock                                (1,727,052)      (23,645)                               (23,645)
Translation adjustment                                                                         (219)                    (219)
Net income                                                                                                 15,665      15,665
                                   ----------   ----------    ----------    ----------    ----------   ----------  ----------
BALANCES,  March 31, 1994          10,376,142       77,792   (1,727,052)      (23,645)           350       50,881     105,378
Stock issued in connection
 with acquisitions                    349,587        8,750                                                              8,750
Exercise of stock options             246,661        2,566                                                              2,566
Income tax benefit from stock
 options exercised and sold                            739                                                                739
Stock issued under Employee
 Stock Participation Plan              63,728        1,015                                                              1,015
Retirement of treasury stock      (1,727,052)     (23,645)     1,727,052        23,645                                     --
Translation adjustment                                                                           332                      332
Net loss                                                                                                 (11,084)    (11,084)
                                   ----------   ----------    ----------    ----------    ----------   ----------  ----------

BALANCES,  March 31, 1995           9,309,066       67,217            --            --           682       39,797     107,696

Stock issued in connection
 with acquisition                      43,334        1,150                                                              1,150
Exercise of stock options             488,222        6,110                                                              6,110
Income tax benefit from
 stock options exercised and sold                    1,990                                                              1,990
Stock issued under Employee
 Stock Participation Plan              77,749        1,221                                                              1,221
Acquisition of treasury stock                                  (927,766)     ( 13,420)                               (13,420)
Translation adjustment                                                                         (482)                    (482)
Net income                                                                                                 13,582      13,582
                                   ----------   ----------    ----------    ----------    ----------   ----------  ----------

BALANCES,  March 31, 1996           9,918,371      $77,688     (927,766)     ($13,420)          $200      $53,379     117,847
                                   ----------   ----------    ----------    ----------    ----------   ----------  ----------
                                   ----------   ----------    ----------    ----------    ----------   ----------  ----------


See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994 (IN THOUSANDS)
- - --------------------------------------------------------------------------------------------------------------------------
                                                                               1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                        $ 13,582       ($11,084)      $ 15,665
  Reconciliation of net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                           5,627          5,725          3,795
      Provision for doubtful accounts and sales returns                         203            626            471
      Write-down of investments to estimated net realizable value               -              -            1,256
      Write-off of in process research and development                          905         27,826            -
      Deferred income taxes                                                   1,575           (531)          (925)
      Changes in operating assets and liabilities:
        Accounts receivable                                                  10,354           (849)        (1,650)
        Inventories                                                             718           (267)          (248)
        Prepaid expenses and other                                              844            364           (752)
        Accounts payable                                                    (14,841)         5,009           (274)
        Accrued compensation and related benefits                            (1,092)        (1,165)          (716)
        Other accrued expenses                                                 (539)        (4,438)          (422)
        Income taxes payable                                                 (1,817)         1,671         (1,775)
                                                                           ---------      ---------      ---------
            Net cash provided by operating activities                        15,519          2,887         14,425
                                                                           ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of building                                                     (13,358)           -              -
  Purchases of equipment and leasehold improvements                          (2,518)        (6,798)        (7,546)
  Purchases of short-term investments                                        (4,049)        (6,450)       (23,000)
  Proceeds from sales of short-term investments                               6,202          8,316         28,687
  Purchases of long-term investments                                         (4,500)           -              -
  Proceeds from sales of long-term investments                                2,760            -              -
  Other assets                                                                 (857)        (1,228)           (98)
  Acquisitions, net of cash acquired                                           (355)       (26,357)           -
                                                                           ---------      ---------      ---------

            Net cash used in investing activities                           (16,675)       (32,517)        (1,957)
                                                                           ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                                      7,331          3,581          3,704
  Long-term obligations                                                         -              346            -
  Acquisition of treasury stock                                             (13,420)           -          (23,645)
                                                                           ---------      ---------      ---------

            Net cash provided by (used in) financing activities              (6,089)         3,927        (19,941)
                                                                           ---------      ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (482)           332           (219)
                                                                           ---------      ---------      ---------

NET DECREASE IN CASH AND EQUIVALENTS                                         (7,727)        (5,371)        (7,692)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                    57,029         62,400         70,092
                                                                           ---------      ---------      ---------

CASH AND EQUIVALENTS AT END OF YEAR                                        $ 49,302       $ 57,029       $ 62,400
                                                                           ---------      ---------      ---------
                                                                           ---------      ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                               $  7,275       $  7,857       $ 10,853
                                                                           ---------      ---------      ---------
                                                                           ---------      ---------      ---------

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- - --------------------------------------------------------------------------------

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS - Exar Corporation (Exar or the Company) designs, develops, and markets analog and mixed-signal application-specific integrated circuits for use in communications, document imaging, consumer electronics and other selected products. Principle markets include sales in North America, Asia, Europe and other countries.

    USE OF MANAGEMENT ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from estimates.

    PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Exar and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    CASH AND EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

    SHORT-TERM INVESTMENTS - The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. At March 31, 1996, short-term investments consisted of auction-rate securities of $2,000,000 and money market and/or mutual fund investments of $981,000. At March 31, 1995, short-term investments consisted of certificates of deposits of $2,000,000, auction-rate securities of $1,260,000, commercial paper of $950,000 and money market and/or mutual fund investments of $923,000.

    Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. As of March 31, 1996 and 1995, there were no significant differences between the fair market value and the underlying cost of such investments.

    INVENTORIES - Inventories are stated at the lower of standard cost (first-in, first-out method) or market.

    PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are stated at cost. Depreciation and amortization on plant and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets. Estimated useful lives are as follows:

         Computer software and computer equipment     3-5 years
         Machinery and equipment                      5-7 years
         Buildings and fixtures                       5-30 years



    GOODWILL - Goodwill is amortized on a straight-line basis over a period of five years.

    LONG LIVED ASSETS - On April 1, 1995 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

    INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

    The Company enters into foreign currency exchange contracts from time-to-time to hedge certain currency exposures. At March 31, 1996, the Company had Japanese yen forward contracts for the conversion of 50,000,000 yen to U.S. dollars ($477,000 at March 31, 1996) which mature through July 1996. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts, but the credit exposure on such contracts was not significant at March 31, 1996. Net foreign currency transaction gains were $347,000, $511,000, and $1,400,000 in 1996, 1995, and 1994, respectively.

    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable and cash and short-term investments. The majority of the Company's sales are derived from manufacturers in the computer, communications and consumer electronics industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Approximately 24% of net accounts receivable relates to sales to customers in Japan. The Company's policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

2.  INVENTORIES

    Inventories at March 31 consisted of the following:

                                                             1996      1995
                                                              ----      ----
                                                              (In thousands)

         Raw materials                                     $    762  $    301
         Work in process                                     11,563    11,746
         Finished goods                                       5,740     6,364
                                                           --------  --------

    Total                                                  $ 18,065  $ 18,411
                                                           --------  --------
                                                           --------  --------

3.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at March 31 consisted of the following:


                                                             1996      1995
                                                              ----      ----
                                                              (In thousands)

         Land                                              $  6,561  $  6,561
         Building                                            13,358        --
         Machinery and equipment                             44,382    40,976
         Leasehold improvements                                  55     1,287
         Construction in progress                               852     2,747
                                                           --------  --------
                                                             65,208    51,571

         Accumulated depreciation and
           amortization                                     (31,023)  (29,379)
                                                           --------  --------

         Total                                             $ 34,185  $ 22,192
                                                           --------  --------
                                                           --------  --------

    In November 1995, the Company moved to a new facility constructed on its property in Fremont, California. Construction of the facility was substantially completed during fiscal 1996 at a total cost of approximately $14 million.

4.  BORROWING ARRANGEMENTS

    The Company has two short-term, unsecured, informal bank lines of credit under which it may borrow up to $35,500,000 through January 31, 1997. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $35,000,000 in support of its foreign currency transactions. Interest rates are based on the federal funds rate (5.0% at March 31, 1996) plus .30% to .375%. At March 31, 1996, the Company had outstanding Japanese yen forward contracts totaling approximately $500,000.

5.  INCOME TAXES

    The provision for income taxes for the years ended March 31 consisted of the following:

                                                   1996      1995      1994
                                                    ----      ----      ----
                                                        (In thousands)
              Current:
                 Federal                         $  4,063  $  6,317  $  6,329
                 State                                736     1,704     1,977
                 Foreign                              334       568       108
                                                 --------  --------  --------

                                                    5,133     8,589     8,414
                                                 --------  --------  --------
              Deferred:
                 Federal                            1,167      (172)     (598)
                 State                                221      (359)     (207)
                 Foreign                              187         -        80
                                                 --------  --------  --------

                                                    1,575      (531)     (725)
                                                 --------  --------  --------

              Charge in lieu of taxes
                attributable to employee
                stock plans                         1,990     1,015       849
                                                 --------  --------  --------

              Total                              $  8,698  $  9,073  $  8,538
                                                 --------  --------  --------
                                                 --------  --------  --------

    Consolidated pretax income includes foreign income of approximately $758,000, $1,066,000, and $399,000, in 1996, 1995, and 1994, respectively.


    The Company adopted SFAS No. 109 effective April 1, 1993. The principal impact to the Company was a change in the recognition criteria for deferred tax assets. The cumulative effect of adopting SFAS No. 109 was to increase 1994 net income by $200,000 ($0.02 per share). Significant components of the Company's net deferred tax asset at March 31, 1996 and 1995 are as follows:
                                                             1996      1995
                                                              ----      ----
              Deferred tax assets:                           (In thousands)

                   Reserves and accruals not
                      currently deductible                 $  3,128  $  4,571
                   Net operating loss and tax
                      credit carryforwards                    1,947     2,291
                   State income taxes                           567       371
                   Other                                         55        44
                                                           --------  --------

                        Total deferred tax assets             5,697     7,277
                                                           --------  --------

              Deferred tax liabilities:
                   Depreciation                              (1,473)   (1,460)
                   Other                                       (379)     (397)
                                                           --------  --------
                        Total deferred tax liabilities       (1,852)   (1,857)
                                                           --------  --------

              Net deferred tax assets                      $  3,845  $  5,420
                                                           --------  --------
                                                           --------  --------

    The Company's net deferred tax assets at March 31, 1995 include $2,535,000 of deferred tax assets arising from the acquisitions of Micro Power Systems, Inc. (MPS), Origin Technology, Inc. and Startech Semiconductor, Inc. (see Note 9). Approximately $1,266,000 of the acquired deferred tax assets relate to net operating loss carryforwards which previously had not been recognized. In accordance with the provisions of SFAS No. 109, the portion of the deferred tax assets relating to net operating loss carryforwards have been recognized as a reduction of the recorded value of goodwill. No valuation allowance for deferred tax assets was required for the years ended March 31, 1996 and 1995 as management believes it is more likely than not that the Company will generate sufficient taxable income to realize its deferred tax assets.

    Certain of the Company's subsidiaries have net operating loss and tax credit carryforwards of approximately $2,720,000 for state income tax purposes and $4,840,000 for federal income tax purposes, which are available to offset future taxable income through 1997 and 2008, respectively. Current federal and California tax law includes provisions limiting the use of net operating loss and tax credit carryforwards in the event of certain changes in ownership, as defined. The Company's ability to utilize its net operating loss and tax credit carryforwards could be limited according to these provisions.

    The following summarizes differences between the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision for income taxes for each of the years ended March 31:

                                                               1996      1995      1994
                                                             --------  --------  --------
                                                                    (In thousands)
    Income taxes at statutory rate                           $  7,798 ($    704) $  8,401
    State income taxes, net of federal income
      tax benefit                                               1,091       954     1,217
    Write-off of in-process research and development              317     9,739         -
    Goodwill amortization                                         460       273         -
    Benefit of acquired net operating losses
      not previously recognized                                     -      (574)        -
    Benefit from utilization of net operating losses                -       (70)        -
    Tax-exempt interest income                                    (95)     (168)     (531)
    Benefit of foreign sales corporation                         (533)     (541)     (648)
    Foreign income taxed at rates higher than
      U.S. tax rates                                               68       175        48
    Other, net                                                   (408)      (11)       51
                                                             --------  --------  --------

    Total                                                    $  8,698  $  9,073  $  8,538
                                                             --------  --------  --------
                                                             --------  --------  --------

    The California income tax authorities may propose to assess income taxes using the unitary taxation method for some or all of the fiscal years 1986 to 1990, which remain open to examination under the statute of limitations. This taxation method has the effect of apportioning taxable income of Rohm Company Ltd. (see Note 10) to Exar and could possibly result in additional state income tax liability if successfully asserted. The California income tax authorities have assessed Exar for income taxes under the unitary taxation method for the years 1980 through 1985. Such assessments have been paid or accrued as of March 31, 1996. However, management believes the unitary taxation method is inappropriate for the Company and has filed refund claims or protests with respect to such amounts.

6.  EMPLOYEE BENEFIT PLANS

    EXAR SAVINGS PLAN - The Exar Savings Plan covers substantially all employees of the Company. The Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. Exar made contributions of $721,000, $385,000, and $311,000, during 1996, 1995 and 1994, respectively.

    BONUS PLANS - The Company's bonus plans provide for incentive bonuses for substantially all employees of the Company based upon the achievement of specified operating and performance results. Incentive bonuses totaled $478,000, $400,000, and $1,100,000 for 1996, 1995 and 1994, respectively.
    The Company's bonus plans may be amended or discontinued at the discretion of the Board of Directors.

7.  STOCKHOLDERS' EQUITY

    PREFERRED SHARE PURCHASE RIGHTS PLAN - In December 1995, the Company's Board of Directors (the Board) adopted a Preferred Share Purchase Rights Plan under which the Board declared a dividend of one purchase right for each outstanding share of common stock of Exar held as of January 10, 1996. Each right entitles the registered holder to purchase one one-hundredth of a share of Exar's Series A Junior Participating Preferred Stock at a price of $118.50. The rights become exercisable ten days after the announcement that an entity or person has commenced a tender offer to acquire or has acquired 15% or more of the outstanding Exar common stock ("the Distribution Date").

    After the Distribution Date, the Board may exchange the rights at an exchange ratio of one common share or one one-hundredth of a preferred share per right. Otherwise, each holder of a right, other than rights beneficially owned by the acquiring entity or person (which will thereafter by void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the right. The rights will expire on December 15, 2005.


    EMPLOYEE STOCK PARTICIPATION PLAN - Exar is authorized to issue
    1,000,000 shares of common stock under its Employee Stock Participation Plan. The plan permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period. Shares purchased by and distributed to employees were 77,749 in 1996, 63,728 in 1995, and 60,673 in 1994.

    The Company has reserved 616,766 shares of common stock for future issuance under its Employee Stock Participation plan.

    STOCK OPTION PLANS - Exar has a Stock Option Plan and a Non-Employee Directors' Stock Option Plan. Under these plans, the Company may grant options to purchase up to 2,655,000 and 262,500 shares of common stock, respectively. Options are granted at fair market value on the date of grant. Options are exercisable in four equal annual installments commencing one year after the date of grant and expire seven years from the grant date. The stock option plans were retroactively amended in 1993 to make canceled stock options available for future grant. The amount of shares presented as available for future grant has been restated to reflect this amendment.

    Option activity for both plans is summarized as follows:


                                                                OUTSTANDING OPTIONS
                                                                -------------------
                                               Shares       Number of             Price per
                                             Available        Shares                Share
                                             ---------        ------                -----

       Balances, March 31, 1993              1,152,845      1,212,293         $ 3.67  -  $ 18.83

          Options granted                     (664,650)       664,650          14.09  -    17.00
          Options exercised                       -          (324,503)          3.67  -    17.17
          Options canceled                     104,730       (104,730)          4.83  -    17.66
                                             ---------      ---------         ------------------

       Balances March 31, 1994                 592,925      1,447,710           3.67  -    18.83

          Additional shares reserved           285,000           -                    -
          Options granted                     (519,500)       519,500          16.09  -    22.50
          Options exercised                       -          (246,661)          3.67  -    20.25
          Options canceled                     123,511       (121,644)          4.84  -    18.17
                                             ---------      ---------         ------------------

       Balances March 31, 1995                 481,936      1,598,905           3.79  -    22.50
          Additional shares reserved           250,000           -                    -
          Options granted                     (758,600)       758,600          12.63  -    37.25
          Options exercised                       -          (373,400)          3.79  -    21.50
          Options canceled                     373,027       (373,027)          4.84  -    37.25
                                             ---------      ---------         ------------------

       Balances March 31, 1996                 346,363      1,611,078         $ 4.84  -  $ 37.25
                                             ---------      ---------         ------------------
                                             ---------      ---------         ------------------

    Options to purchase 427,783 shares were exercisable at March 31, 1996.

    On December 15, 1995, the Board authorized an option repricing program under which certain outstanding options were repriced to $12.63, the fair market value of the Company's common stock on the date of the repricing.

    OTHER OPTIONS - In connection with the acquisition of Startech Semiconductor Inc. (see Note 9), the Company assumed outstanding Startech options which converted into options to purchase up to 150,373 shares of Exar common stock for $21.50 per share. The options are exercisable at prices ranging from $0.22 to $17.32 and expire in December 1996.

    Activity for these options is summarized as follows:

                                               Outstanding Options
                                               -------------------
                                          Number of             Price per
                                            Shares                Share
                                             ------               -----

         Balances, March 31, 1995           150,373        $  .22  -  $  17.32

            Options exercised              (117,795)          .22  -     17.32
                                           --------        -------------------

         Balances March 31, 1996             32,578        $ 2.16  -  $  17.32
                                           --------        -------------------
                                           --------        -------------------

8.  GEOGRAPHIC AREA INFORMATION

    The Company and its subsidiaries market products in the United States and in foreign countries. The Company's foreign operations consist primarily of its wholly owned subsidiaries in Japan and the United Kingdom. Identifiable assets represent assets used in the Company's operations in each geographic area.

    Geographic financial information for each year is as follows:


                                                     1996           1995           1994
                                                   --------       --------       --------
                                                               (In thousands)
            Net sales:
                 United States                     $ 56,030       $ 62,344       $ 42,040
                 Export sales to Japan and Asia      34,354         22,674         43,537
                 Export sales to western Europe      14,280         11,653         10,258
                 Export sales to rest of world        1,847          1,347            991
                 Japan                               19,061         60,862         64,833
                 Western Europe                         194            592              -
                                                   --------       --------       --------

                                                   $125,766       $159,472       $161,659
                                                   --------       --------       --------
                                                   --------       --------       --------

            Net income (loss):
                 United States                     $ 13,158      ($ 11,581)      $ 15,454
                 Japan                                  330            299            211
                 Western Europe                          94            198              -
                                                   --------       --------       --------

                                                   $ 13,582      ($ 11,084)      $ 15,665
                                                   --------       --------       --------
                                                   --------       --------       --------

            Identifiable assets:
                 United States                     $127,735       $121,358       $113,566
                 Japan                                9,884         27,437         18,653
                 Western Europe                       1,455          1,285              -
                                                   --------       --------       --------

                                                   $139,074       $150,080       $132,219
                                                   --------       --------       --------
                                                   --------       --------       --------



9. ACQUIRED COMPANIES

    In May 1994, the Company acquired all of the outstanding common stock of Origin Technology, Inc., (Origin) for $1.4 million in cash and invested an additional $1.0 million in newly issued common stock of Origin. The purchase agreement includes provisions for additional payments to the selling shareholders of up to $1.5 million through 1999 based on Origin's future operating performance. Such contingent payments were accrued and are included in long-term liabilities at March 31, 1995. In 1996, the Company reversed the $1.5 million accrual as Origin's operating results did not meet performance objectives pursuant to the purchase agreement. Management believes Origin's ability to meet future performance objectives under the agreement is unlikely.

10.  TRANSACTIONS WITH RELATED PARTIES

    Rohm Co., Ltd., a manufacturer of semiconductor devices and other electronic components in Japan, was the majority stockholder of Exar from 1971 until 1990. As of January 1994, Rohm was no longer an affiliate of the Company. For the year ended March 31, 1994, the Company had the following transactions with Rohm and/or its affiliates: i) sales and services $26.1 million, ii) purchases of inventory and other services $64.9 million and iii)rent paid to Rohm $.8 million.

    In June 1994, the Company acquired all of the outstanding common stock of MPS for $21.7 million in cash.

    On March 31, 1995, the Company acquired all of the outstanding common stock of Startech Semiconductor, Inc. (Startech) in exchange for 349,587 shares of common stock, the assumption of Startech's outstanding stock options with an aggregate value of $8,750,000, and cash of $4,450,000. The purchase agreement includes provisions for adjustments to the final purchase price, which may result in additional payments of up to $6 million in October 1996 based on Startech's future operating performance. In addition, the Company may be required to pay up to $2,336,000 in deferred compensation to certain key employees of Startech through April 1998. During 1996, the Company paid $388,000 related to Startech's deferred compensation arrangement.

    In June 1995, the Company acquired Silicon Microstructures, Inc. (SMI) in exchange for 43,334 shares of common stock, the conversion to equity of $1,250,000 of loans previously granted to SMI and acquisition related costs of $355,000. In addition, the Company may be required to issue up to $1,500,000 in additional shares based on SMI's future operating performance.

    For accounting purposes, the acquisitions have been accounted for as purchases. Accordingly, the results of operations for 1996 and 1995 include the operations of the acquired companies subsequent to the dates of acquisition. As a result of these transactions, the Company recorded approximately $7.1 million of goodwill which is being amortized over a period of five years. The remaining portion of the excess purchase price represented in-process research and development which was charged to operations (approximately $1.3 million in 1996, net of the $1.5 million Origin reversal discussed above, and approximately $27.8 million in 1995). Contingent consideration in connection with the Startech and SMI acquisitions has not been accrued and will be reflected in the Company's consolidated financial statements when issued or paid.

    Had the acquisitions been effective at the beginning of 1995, the impact would have been to increase revenues by $14.6 million, to increase operating loss by $503,000, and to decrease net loss by $125,000 ($.01 per share). Had the acquisitions been effective at the beginning of 1994, the impact would have been to increase revenues by $27 million, and to increase operating income and net income by $1.6 million and $1.4 million ($.14 per share), respectively. The acquisition of SMI in 1996 has not had a significant impact on the Company's consolidated results of operations.

11. COMMITMENTS AND CONTINGENCIES

    Certain of the Company's facilities are leased under lease agreements expiring through August 2001. Rent expense was $1,058,000, $1,200,000, and $650,000 for 1996, 1995, and 1994, respectively. Future minimum lease payments for 1997, 1998, 1999, 2000, and 2001 are $314,000, $56,000,
    $56,000, $56,000 and $14,000, respectively.

    In 1987, one of the Company's subsidiaries identified low-level groundwater contamination at its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an informal agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying consolidated financial statements include the Company's share of estimated remediation costs of approximately $1.1 million.

    In June 1995 the Company filed a $9 million arbitration claim against SGS-Thompson Microelectronics, Inc. ("SGS-Thompson"), its foundry supplier of wafers used in its mass storage products, alleging inter alia breach of an Agreement between the parties, arising out of SGS-Thompson's refusal to provide Exar with various products called for under the Agreement. In September 1995 SGS-Thompson filed a counter claim for $8 million alleging breach of the Agreement by the Company. The Company believes the counter claim is without merit. This dispute is currently in arbitration.

    The Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended March 31, 1996, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


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

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:


                                                           Form 10K
                                                           Page No.

    Independent Auditors' Report                              26

    Consolidated Balance Sheets
    March 31, 1996 and 1995                                   27

    Consolidated Statements of Operations
    for the years ended
    March 31, 1996, 1995 and 1994                             28

    Consolidated Statements of Stockholders' Equity
    for the years ended
    March 31, 1996, 1995, and 1994                            29

    Consolidated Statements of Cash Flows
    for the years ended
    March 31, 1996, 1995 and 1994                             30

    Notes to Consolidated Financial
    Statements                                             31-40

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedules of Exar Corporation and its subsidiaries for each of the years ended March 31, 1996, 1995 and 1994 are filed as part of this Form 10-K:

                                                           Form 10K
                                                           Page No.

    II   Valuation and Qualifying Accounts                    46
              and Reserves

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

    Exhibit        Exhibit
    Footnote       Number         Description

    (f)            2.1            Agreement and Plan of Reorganization
                                  Dated June 3, 1994

    (f)            2.2            First Amendment to Agreement and Plan of
                                  Reorganization Dated March 31, 1995

    (e)            3.1            Restated Certificate of Incorporation of the
                                  Company.

    (e)            3.2            Bylaws of the Company, as amended.

                   4.1            Reference is made to Exhibits 3.1 and 3.2.

    (b)*           10.1           1984 Incentive Stock Option Plan of the
                                  Company, as amended, and related forms of stock option grant and exercise.

    (a)            10.2           Cross License and Second Source Agreement
                                  between the Company and Rohm Co., Ltd. dated as of July 1, 1985.

    (b)*           10.3           1986 Directors' Stock Option Plan of the
                                  Company, as amended, and related forms of stock option grant and exercise.

    (d)*           10.4           1989 Employee Stock Participation Plan of the
                                  Company and related Offering.

    (c)            10.5           Foundry Services and Facility Access
                                  Agreement, dated April 20, 1988, by and among the Company and Exel.

    (b)            10.6           Addendum to Cross License and Second Source
                                  Agreement between the Company and Rohm Co.,
                                  Ltd. dated as of March 1, 1991.

    (e)*           10.7           1991 Stock Option Plan of the Company and
                                  related forms of stock option grant and
                                  exercise.

    (e)*           10.8           1991 Non-Employee Directors' Stock Option
                                  Plan of the Company and related forms of stock option grant and exercise.

    (*)            10.9           Key Employee Incentive Compensation Program.

    (*)            10.10          Description of Fiscal Year 1996 Executive
                                  Incentive Program.

                   11.1           Statement Re Computation of Per Share
                                  Earnings.

                   21.1           Subsidiaries of the Company.

                   23.1           Consent of Independent Auditors'

                   24.1 Power of Attorney. Reference is made to the signature page.


- - -------------------------
    (a) Filed as an exhibit to Amendment No. 1 to the Registration Statement, filed with the Commission on July 24, 1985 and incorporated herein by reference.

    (b) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 and incorporated herein by reference.

    (c) Filed as an exhibit to the Company's Amendment No. 1 on Form 8 to the Current Report on Form 8-K, filed with the Commission on June 2, 1988 and incorporated herein by reference.

    (d) Filed as an exhibit to the Company's report on Form 8-K, filed with the Commission on January 19, 1990 and incorporated herein by reference.

    (e) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

    (f) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

    * Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

- - -------------------------

(b) Reports on Form 8-K. The Company filed no Current Report on Form 8-K with the Commission during the quarter ended March 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By: /s/ George D. Wells
    ---------------------
George D. Wells
Chief Executive Officer, President and Director
Date:  June 28, 1996

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

Signature                         Title                                Date


/s/ George D. Wells          Chief Executive Officer, President   June 28, 1996
- - -------------------------    and Director
(George D. Wells)


/s/ Ronald W. Guire          Executive Vice President, Chief      June 28, 1996
- - -------------------------    Financial Officer
(Ronald W. Guire)            Secretary and Director
                             (Principal Financial and Accounting
                             Officer)

/s/ Raimon L. Conlisk        Director and Chairman of the Board   June 28, 1996
- - -------------------------
(Raimon L. Conlisk)


/s/ James E. Dykes           Director                             June 28, 1996
- - -------------------------
(James E. Dykes)


/s/ George E. Grega          Director                             June 28, 1996
- - -------------------------
(George E. Grega)

                                     SCHEDULE II


- - --------------------------------------------------------------------------------
                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    (IN THOUSANDS)

- - --------------------------------------------------------------------------------
                             Balance at                                 Balance
                             Beginning                Write-offs and    at end
      Classification          of Year     Additions     Recoveries      of Year
- - --------------------------------------------------------------------------------
Year ended March 31, 1996:
  Allowance for doubtful
  accounts and sales returns   $ 2,985      $   203          $   496    $ 2,692
- - --------------------------------------------------------------------------------
Year ended March 31, 1995:
  Allowance for doubtful
  accounts and sales returns   $ 2,359      $ 1,169          $   543    $ 2,985
- - --------------------------------------------------------------------------------
Year ended March 31, 1994:
  Allowance for doubtful
  accounts and sales returns   $ 1,888      $   834          $   363    $ 2,359
- - --------------------------------------------------------------------------------