Form 10-Q
period 1996-06-30
EXAR CORP
filed 1996-08-14
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q







[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30,1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM        TO

Commission File No. 0-14225

                                EXAR CORPORATION
             (Exact Name of registrant as specified in its charter)

Delaware                                                          94-1741481
(State or other jurisdiction of                             ( I.R.S. Employer
incorporation or organization)                              Identification No.)

48720 Kato Road, Fremont, California                           94538
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

Class                                        Outstanding at July 12, 1996

Common Stock, .0001 par value             9,029,484 shares, net of treasury


                               TABLE OF CONTENTS

                                                              Page

PART I    FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements.......     3-5

          Notes to Condensed Consolidated Financial Statements   6-7

  Item 2. Management's Discussion and Analysis of
          Financial Condition....  and Results of Operations     8-10

PART II   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................     11

          Signatures........................................     12


                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)


                                         June 30       March 31,
                                          1996           1996

ASSETS                                 (Unaudited)

CURRENT ASSETS:

  Cash and equivalents                      $45,505       $49,302
  Short-term investments                      7,980         2,981
  Accounts receivable, net                   17,365        19,319
  Inventories                                18,253        18,065
  Prepaid expenses and other                    996           582
  Deferred income taxes                       5,697         5,697

        Total current assets                 95,796        95,946

PROPERTY AND EQUIPMENT, Net                  33,725        34,185
GOODWILL, Net                                 4,682         5,026
OTHER ASSETS                                  3,833         3,917


TOTAL ASSETS                               $138,036      $139,074



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                           $8,591       $12,680
  Accrued compensation and related
   benefits                                   4,532         4,017
  Other accrued expenses                      1,197         1,699
  Income taxes payable                          698           -

               Total current
                liabilities                  15,018        18,396


LONG-TERM LIABILITIES                           979           979


DEFERRED INCOME TAXES                         1,825         1,852


STOCKHOLDERS' EQUITY:

  Preferred stock; $.0001 par value;
   2,250,000 shares authorized;
   no shares outstanding                        -              -
  Common stock; $.0001 par value;
   25,000,000 shares authorized;
   9,957,250 and 9,918,371 shares
   outstanding                               78,048        77,688
  Cumulative translation adjustments            140           200
  Retained earnings                          55,446        53,379
  Treasury stock; 927,766 shares of
   common stock at cost                     (13,420)      (13,420)

               Total stockholders'
                equity                      120,214       117,847


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $138,036      $139,074



See notes to condensed consolidated
financial statements.


EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                       THREE MONTHS ENDED

                                            JUNE 30,

                                        1996         1995



NET SALES                             $  25,190    $  34,930

COST AND EXPENSES:
  Cost of goods sold                     13,038       17,898
  Research and development                3,422        3,860
  Selling, general and administrative     5,928        6,108
  Goodwill amortization                     344          285
  Write-off of in-process research
   and development                           -         2,390
  One-time charges relating to
   discontinued product line                 -         1,155


            Total costs and expenses     22,732       31,696


OPERATING INCOME                          2,458        3,234

OTHER INCOME:
  Interest income, net                      606          800
  Other, net                                330          127


            Total other income, net         936          927


INCOME BEFORE INCOME TAXES                3,394        4,161

INCOME TAXES                              1,327        2,427

NET INCOME                                2,067        1,734


NET INCOME PER SHARE                      $0.23        $0.17


SHARES USED IN COMPUTATION                9,104       10,030

See notes to condensed consolidated
financial statements


EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                        THREE MONTHS ENDED
                                              JUNE 30,
                                          1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                              $2,067      $1,734
  Reconciliation to net cash provided
   by operating activities:
      Depreciation and amortization        1,623       1,249
      Write-off of in-process research
       and development                        -        2,390
      Deferred income taxes                  (27)        (37)
      Changes in operating assets and
       liabilities:
        Accounts receivable                1,954       4,398
        Inventories                         (188)        682
        Prepaid expenses and other          (414)       (322)
        Accounts payable and accrued
         expenses                         (4,591)    (10,454)
        Accrued compensation and
         related benefits                    515          36
        Income taxes payable                 698       1,362


            Net cash provided by
             operating activities          1,637       1,038


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment       (819)     (3,194)
  Short-term investments, net             (4,999)        978
  Other assets                                84      (1,399)


            Net cash used in investing
             activities                   (5,734)     (3,615)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock     360       2,993


            Net cash provided by
             financing activities            360       2,993


EFFECT OF RATE CHANGES ON CASH               (60)        217


NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                               (3,797)        633

CASH AND EQUIVALENTS AT BEGINNING OF
PERIOD                                    49,302      57,029



CASH AND EQUIVALENTS AT END OF PERIOD    $45,505     $57,662



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid for income taxes                $535        $315



See notes to condensed consolidated
financial statements.


EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1996 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

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

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its short-term investments as "available for sale securities." At June 30, 1996, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                                      June 30,    March 31,
                                        1996        1996

Raw materials                          $ 292       $ 762
Work-in-process                       11,260      11,563
Finished goods                         6,701       5,740

                                     $18,253     $18,065

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

NOTE 6. NET INCOME PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding. Common share equivalents reflect the dilutive effect of outstanding stock options.

NOTE 7. ACQUIRED COMPANIES

In June 1995, the Company acquired Silicon Microstructures, Inc. (SMI), in exchange for 43,334 shares of common stock and the conversion to equity of $1,250,000 of loans previously granted to SMI. In addition, the Company may be required to issue up to $1,500,000 in additional shares based on SMI's future operating performance.

For accounting purposes, the acquisition has been accounted for as a purchase. Accordingly, the results of operations for the three month period ended June 30, 1995 includes the operations of SMI subsequent to the date of acquisition. As a result of these transactions, the Company recorded approximately $1.5 million of goodwill in the three months ended June 30, 1995 which is being amortized over a period of five years. The remaining portion of the excess purchase price represented in-process research and development which was charged to operations

The acquisition of SMI had no significant impact on the Company's results of operations for the three months ended June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. . Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1996 Form 10K filed with the Securities and Exchange Commission.

General - The Company derives revenue principally from the sale of integrated circuits for use in communications, consumer electronics, document imaging, automotive, personal computers and other selected areas. In addition, until June 1995, the Company also generated revenues from sales of mass storage products. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, and the Company's ability to achieve certain manufacturing efficiencies. The Company's newer analog and mixed-signal products tend to have higher gross margins than many of the Company's more mature products and margins of any particular product may erode over time.

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

In June 1995 the Company acquired Silicon Microstructures, Inc. (SMI). The acquisition has been accounted for as a purchase. Accordingly, the Company's results of operations include the operations of SMI subsequent to the date of acquisition.

Results of Operations - Net sales for the first quarter of fiscal 1997 were $25.2 million compared to $34.9 million for the corresponding period in fiscal 1996, a decrease of approximately 28%. The decrease in net sales reflects the discontinuance of hard disk drive which resulted in a $3.3 million decrease in net sales as well as decreases in essentially all of its continuing product lines.

Cost of goods sold increased to approximately 52% of net sales for the first quarter of fiscal 1997 compared to 51% for the first quarter of fiscal 1996. The resulting decrease in gross margins is due primarily to changes in product mix and certain manufacturing inefficiencies as a result of the lower volume of production.

Research and development expenses in the first quarter of fiscal 1997 decreased approximately 11% from the amount reported in the first quarter of fiscal 1996. As a percentage of net sales, expenditures for research and development increased from approximately 11% in the first quarter of fiscal 1996 to approximately 14% in the first quarter of fiscal 1997. The increase in research and development expenses as a percentage of sales is attributable to the lower volume of sales.

Selling, general and administrative expenses for the first quarter of fiscal 1997 decreased slightly from the amounts reported for the same period in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased from approximately 17% of net sales in the first quarter of fiscal 1996 to 24% of net sales in the first quarter of fiscal 1997. The increase as a percentage of net sales reflects the lower volume of sales in the first quarter of fiscal 1996.

The results of operations for the first quarter of fiscal 1996 include the operations of the Company's mass storage product line which was discontinued during the quarter. As a result of the termination of this product line, the Company incurred one-time charges. Had the mass storage product line been discontinued as of April 1, 1995, the impact would have been to decrease net
sales by $3.3 million and to increase    operating income and net income by $1.8
million and $1.3 million ($0.13 per share), respectively, compared to actual operating results for the quarter.

Net interest income for the first three months of fiscal 1997 decreased by approximately $194,000 as a result of lower levels of cash available for investment during the period. Other income for the first three months of fiscal 1997 and fiscal 1996 consists primarily of foreign currency transaction gains.

The Company's provision for income taxes is based on income from operations, excluding the write-offs of in-process research and development, as there was no tax benefit associated with the write-offs. The Company's effective tax rate for the first three months of fiscal 1997 was approximately 39% compared with the federal statutory rate of 35% due to non-deductable expenses, state income taxes and foreign income, which is taxed at rates different form U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Net income for the first three months of fiscal 1997 was $0.23 per share compared to $0.17 per share for the same period in fiscal 1996. Excluding the effects of the one-time write-off of in-process research and development and the operations of the mass storage product line, net income for the first quarter of fiscal 1996 was $5.4 million ($0.54 per share).

To date, inflation has not had a significant impact on the Company's operating results.

In 1987, Micro Power Systems, Inc., a subsidiary of the Company, identified low-level groundwater contamination on its principal manufacturing property. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an informal agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying financial statements include the Company's share of estimated remediation costs of approximately $1.1 million.

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

Liquidity and Capital Resources - During the first three months of fiscal 1997, the Company financed its operations primarily from existing cash balances and cash flow from operations. At June 30, 1996, the Company had approximately $53.5 million of cash and short-term investments. In addition, the Company has short-term, unsecured, informal lines of credit under which it may borrow up to $35.5 million, none of which were being utilized at June 30, 1996. In addition, the Company has credit facilities with certain domestic and foreign banks under which it may borrow up to $35 million in support of its foreign currency transactions. At June 30, 1996 the Company had outstanding Japanese yen forward contracts totaling approximately $1.2 million which mature through March 1997.

On March 31, 1995, the Company acquired Startech in exchange for a combination of cash and common stock valued at $13.2 million. In June 1995, the Company completed the acquisition of SMI in exchange for 43,334 shares of common stock and the conversion to equity of $1,250,000 of loans previously granted to SMI. Certain of the purchase agreements include provisions for adjustments to the final purchase price and/or include deferred compensation arrangements which may result in additional payments of up to $9.8 million, in some combination of cash and/or common stock, over the next five years.

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

EXAR CORPORATION

By           /s/ George D. Wells             Date:  August 12, 1996

             George D. Wells
             Chief Executive Officer



By           /s/ Ronald W. Guire             Date:  August 12, 1996

             Ronald W. Guire
             Executive Vice President,
             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                        Page


11.1      Statement re Computation of Per Share Earnings        14














                                       18