Form 10-Q
period 1996-09-30
EXAR CORP
filed 1996-11-14
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1996

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

                Class                       Outstanding at September 30, 1996

     Common Stock, .0001 par value                     9,052,671 shares


                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                  Page

  Item 1. Condensed Consolidated Financial Statements            3-5

          Notes to Condensed Consolidated Financial Statements   6-7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                           8-10

PART II   OTHER INFORMATION

  Item 4. Submission of Matters to Vote of Security Holders.      11

  Item 6. Exhibits and Reports on Form 8-K                        11

          Signatures                                              12


                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS


EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)


                                                    SEPTEMBER 30,   MARCH 31,
                                                        1996          1996

ASSETS                                                      (Unaudited)

CURRENT ASSETS:

Cash and equivalents                                      $40,438     $49,302
  Short-term investments                                    2,997       2,981
  Accounts receivable, net                                 17,406      19,319
  Inventories                                              16,884      18,065
  Prepaid expenses and other                                1,719         582
  Deferred income taxes                                     5,697       5,697

               Total current assets                        85,141      95,946

PROPERTY, PLANT, AND EQUIPMENT, net                        43,981      34,185
GOODWILL, net                                               4,339       5,026
OTHER ASSETS                                                3,831       3,917

TOTAL ASSETS                                             $137,292    $139,074

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                         $8,267     $12,680
  Accrued compensation and related benefits                 4,286       4,017
  Other accrued expenses                                      710       1,699

               Total current liabilities                   13,263      18,396


DEFERRED INCOME TAXES                                       1,822       1,852

LONG-TERM OBLIGATIONS                                         979         979


STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000
     shares authorized;
     no shares outstanding                                      -          -
  Common stock; $.0001 par value; 25,000,000 shares
     authorized;
     9,980,437 and 9,918,371 shares outstanding            78,068      77,688
  Cumulative translation adjustments                          204         200
  Retained earnings                                        56,376      53,379
  Treasury stock; 927,766 shares of Common stock at
     cost                                                (13,420)    (13,420)

               Total stockholders' equity                 121,228     117,847


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $137,292    $139,074

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                 THREE MONTHS ENDED  SIX MONTHS ENDED

                                   SEPTEMBER 30,      SEPTEMBER 30,

                                  1996      1995       1996      1995

NET SALES                       $22,689   $31,681    $47,879   $66,611

COST AND EXPENSES:
  Cost of sales                  12,544    14,232     25,582    32,130
  Research and development        3,526     4,040      6,948     7,900
  Selling, general and
     administrative               5,255     6,025     11,183    12,133
  Goodwill amortization             343       344        687       629
  Write-off of in-process
     research and development        --        --         --     2,390
  One-time charges relating to
     discontinued product line       --        --         --     1,155
       Total costs and expenses  21,668    24,641     44,400    56,337

OPERATING INCOME                  1,021     7,040      3,479    10,274

OTHER INCOME:
  Interest income, net              596       830      1,202     1,630
  Other, net                         14       340        344       467

       Total other income, net      610     1,170      1,546     2,097


INCOME BEFORE INCOME TAXES        1,631     8,210      5,025    12,371

INCOME TAXES                        701     2,832      2,028     5,259

NET INCOME                         $930    $5,378     $2,997    $7,112

NET INCOME PER SHARE              $0.10     $0.52      $0.33     $0.70

SHARES USED IN COMPUTATION        9,068    10,411      9,086    10,221

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
                                                     SIX MONTHS ENDED

                                                       SEPTEMBER 30,

                                                      1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $2,997     $7,112
  Reconciliation to net cash provided by operating
  activities
      Depreciation and amortization                    3,129      2,670
      Write-off of in-process research and
          development                                     --      2,390
      Deferred income taxes                             (30)       (37)
      Changes in operating assets and liabilities:
        Accounts receivable                            1,913      8,403
        Inventories                                    1,181        409
        Prepaid expenses and other                   (1,137)      (136)
        Accounts payable and accrued expenses        (5,402)   (11,279)
        Accrued compensation and related benefits        269      (409)
        Income taxes payable                              --      1,313
         Net cash provided by operating activities   2,920     10,436

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment               (12,238)    (9,995)
  Short-term investments, net                           (16)      (789)
  Other assets                                            86    (1,114)

         Net cash provided by financing activities  (12,168)   (11,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 380      6,272

          Net cash provided by financing activities      380      6,272


EFFECT OF RATE CHANGES ON CASH                             4      (362)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (8,864)      4,448

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           49,302     57,029

CASH AND EQUIVALENTS AT END OF PERIOD                $40,438    $61,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                          $2,250     $2,850

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1996 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the six month period ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the full year.

Exar Corporation (Exar or the Company) designs, develops, manufactures and markets analog and mixed-signal application specific integrated circuits for use in the communications, document imaging, consumer electronics, computer and automotive markets and other selected areas.

NOTE 2. INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                                 September 30,   March 31,
                                     1996          1996
                                       (In thousands)

Raw materials                        $279            $762

Work-in-
process                            10,280          11,563

Finished
goods                               6,325           5,740

                                  $16,884         $18,065


NOTE 3. NET INCOME PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding. Common share equivalents reflect the dilutive effect of outstanding stock options.

NOTE 4. ACQUIRED COMPANIES

In June 1995, the Company acquired Silicon Microstructures, Inc. ("SMI"), in exchange for 43,334 shares of common stock and the conversion to equity of $1.3 million of loans previously granted to SMI. In addition, the Company may be required to issue up to $1.5 million in additional shares based on SMI's future operating performance.

For accounting purposes, the acquisition was accounted for as a purchase. Accordingly, the results of operations for the three and six month periods ended September 30, 1995 include the operations of SMI subsequent to the date of acquisition. As a result of this transaction, the Company recorded approximately $1.5 million of goodwill which is being amortized over a period of five years. The remaining portion of the excess purchase price (approximately $2.4 million) represented in-process research and development which was charged to operations in the six months ended September 30, 1995. Contingent consideration in connection with the SMI acquisition has not been accrued and will be reflected in the Company's financial statements when issued or paid.

Had the acquisition been effective at the beginning of fiscal 1996, there would not have been a significant impact on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1996 Form 10-K and in Item 2 of the Company's Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission on July 1, 1996, and August 14, 1996, respectively.

GENERAL - The Company derives revenues principally from the sale of integrated circuits for use in communications, consumer electronics, document imaging, automotive, personal computers and other selected areas. In addition, until June 1995, the Company also generated revenues from the sale of mass storage products. The Company's gross margins from the sale of integrated circuits may vary depending on competition from other manufacturers, the volume of products manufactured and sold, and the Company's ability to achieve certain manufacturing efficiencies. The Company's newer analog and mixed-signal products tend to have higher gross margins than many of the Company's more mature products, and margins of any particular product may erode over time.

The Company has wholly-owned subsidiaries in Japan and the United Kingdom to support its sales operations in each of those areas. The Company's business in Japan includes the sale of integrated circuits which are primarily for use in consumer electronics products.

In May 1995, the Company was notified by its foundry supplier of wafers used in its mass storage products that no wafers would be delivered in the second and third quarters of fiscal 1996. Accordingly, the Company discontinued its mass storage product line in the second quarter of fiscal 1996. The Company filed a claim against its foundry supplier for recovery of write-offs and other losses it incurred as a result of the termination of this product line, and this matter is currently in arbitration.

In June 1995, the Company acquired Silicon Microstructures, Inc. ("SMI"). The acquisition has been accounted for as a purchase. Accordingly, the Company's results of operations include the operations of SMI subsequent to the date of acquisition (see Note 4 to Notes to Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS - Net sales for the second quarter of fiscal 1997 were $22.7 million compared to $31.7 million for the same period a year ago, a decrease of approximately 28%. Net sales for the six month period ended September 30, 1996 decreased by 28% to $47.9 million compared to $66.6 million for the corresponding period in fiscal 1996 as the Company experienced decreases in net sales in essentially all of its continuing product lines. In addition, the decrease in net sales reflects the discontinuance of hard disk drive products which resulted in a $3.3 million decrease in net sales for the six month period ended September 30, 1996.

Cost of sales for the second quarter and the first six months of fiscal 1997 increased to approximately 55% of net sales and 53% of net sales, respectively, compared to 45% and 48% of net sales for the same periods in fiscal 1996. The resulting decrease in gross margins was due primarily to changes in product mix and manufacturing inefficiencies as a result of the lower volume of production.

Expenditures for research and development for the second quarter and first six months of fiscal 1997 represented approximately 16% of net sales and 15% of net sales, respectively, compared to 13% and 12% of net sales in the corresponding periods in fiscal 1996. The increase in research and development expenditures as a percentage of net sales was primarily attributable to the lower volume of sales in fiscal 1997.

Selling, general and administrative expenses represented approximately 23% of net sales in the second quarter and first six months of fiscal 1997, compared to 19% and 18% of net sales in the corresponding periods of fiscal 1996, respectively. The increase as a percentage of net sales results from the lower volume of sales in fiscal 1997.

The results of operations for the first six months of fiscal 1996 include the operations of the Company's mass storage product line which was discontinued during the period. As a result of the termination of this product line, the Company incurred one-time charges. Had the mass storage product line been discontinued as of April 1, 1995, the impact would have been to decrease net sales by $3.3 million and to increase operating income and net income by $1.8 million and $1.3 million ($0.13 per share), respectively, compared to actual operating results for the first six months of fiscal 1996.

Net interest income for the first six months of fiscal 1997 decreased by approximately $428,000 as a result of lower levels of cash and short-term investments available for investment during the period. Other income consists primarily of foreign currency gains.

The Company's provision for income taxes is based on income from operations, excluding the write-offs of in-process research and development, as there was no tax benefit associated with the write-offs. The Company's effective tax rate for the first six months of fiscal 1997 was approximately 40% as non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax rates, were partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Net income for the first six months of fiscal 1997 was $0.33 per share compared to $0.70 per share for the same period in fiscal 1996. Excluding the effects of the one-time write-offs, net income for the first six months of fiscal 1996 was $10.3 million ($1.00 per share). The decrease in net income during fiscal 1997 reflects severence costs of approximately $200,000 resulting from a reduction in the Company's workforce of approximately 8%. In addition the Company incurred legal costs associated with the claim against its mass storage foundry supplier of approximately $300,000. These costs are reflected in the financial results.

To date, inflation has not had a significant impact on the Company's operating results.

In 1987, Micro Power Systems identified low-level groundwater contamination on its principal manufacturing property. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an informal agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying financial statements include the Company's share of estimated remediation costs of approximately $1 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
The semiconductor industry is characterized by intense competition, rapid technological change, cyclical market patterns, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, management decisions to commence or discontinue certain product lines, and the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis.

LIQUIDITY AND CAPITAL RESOURCES - During the first six months of fiscal 1997, the Company financed its operations primarily from existing cash balances and cash flow from operations. At September 30, 1996, the Company had approximately $43.4 million of cash and short-term investments. In addition, the Company has available short-term, unsecured lines of credit totaling $35.5 million with certain domestic and foreign banks, none of which were being utilized at September 30, 1996. In addition, the Company has credit facilities with certain domestic and foreign banks under which it may borrow up to $35 million in support of its foreign currency transactions. At September 30, 1996 the Company had outstanding Japanese yen forward contracts totaling approximately $1.2 million which mature through March 1997.

On March 31, 1995, the Company acquired Startech Semiconductor in exchange for a combination of cash and common stock valued at $13.2 million. In June 1995, the Company completed the acquisition of SMI in exchange for 43,334 shares of common stock and the conversion to equity of $1,250,000 of loans previously granted to SMI. The purchase agreements include provisions for adjustments to the final purchase price and/or include deferred compensation arrangements which may result in additional payments of up to $3.8 million, in some combination of cash and/or common stock, over the next three years.

On October 11, 1995, the Company entered into a wafer production agreement with IC Works, Inc. ("IC Works"). Pursuant to the terms of the agreement, Exar has invested approximately $11 million for the purchase and installation of equipment at IC Works in exchange for a predetermined supply of wafers over the next five years. As of September 30, 1996, the Company may be required to invest an additional $4.5 million in equipment at IC Works. Under a separate but related agreement, Exar made a minority equity investment in IC Works.

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

                          PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Exar Corporation was held on August 29, 1996 in Fremont, California. At the meeting the following individuals were elected to the Board of Directors of the Company and will hold office until the 1999 Annual Meeting of Stockholders. The number of affirmative and negative votes cast were as follows:

                                  Affirmative         Negative

Mr. George D. Wells                7,540,904           497,245

Mr. Raimon L. Conlisk              7,534,193           503,956

In addition, certain individuals will continue to hold office as directors of the Company until the Annual Meeting of Stockholders as follows:, Mr. James E. Dykes - 1997, Mr. George E. Grega - 1997 and Mr. Ronald W. Guire - 1998.

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

                         Affirmative   Negative   Withheld     Abstained

Resolution to approve
the amendment to
the Company's 1991
Stock Option Plan to
increase the aggregate
number of shares of
Common Stock authorized
for issuance by
300,000 shares           5,189,256    2,232,819      614,374     1,700

Resolution to approve
the Company's 1996
Non-Employee Director's
Stock Option Plan        6,321,573    1,095,324      619,552     1,700


ITEM 5. - OTHER INFORMATION

On October 14, 1996, Donald L. Ciffone, Jr. was elected as the President and Chief Executive Officer of the Company. Mr. Ciffone was also appointed to the Board of Directors of the Company. Mr. Ciffone succeeds George Wells, who had previously announced his intention to step down as CEO and President but will continue on the Board of Directors.


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


By   /s/                         Date:  November 13, 1996

     Ronald W. Guire
     Executive Vice President,
     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                        Page

11.1                                                            14



























                                       19