Form 10-Q
period 1996-12-31
EXAR CORP
filed 1997-02-14
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q







[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1996

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

Class                                   Outstanding at December 31, 1996
Common Stock, .0001 par value         9,164,591 shares net of treasury shares



                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                         PAGE

  Item 1. Condensed Consolidated Financial Statements....3-5

          Notes to Condensed Consolidated Financial
          Statements.......................................6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..7-9

PART II   OTHER INFORMATION

  Item 5. Other Information...............................10

  Item 6. Exhibits and Reports on Form 8-K................10

          Signatures......................................11
EXHIBITS

          Exhibit 11.1....................................13


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                               DECEMBER 31,  MARCH 31,
                                                   1996        1996
                                               (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents                             $44,345   $49,302
  Short-term investments                             3,034     2,981
  Accounts receivable, net of allowances of         15,356    19,319
    $2,998 and $2,643
  Inventories                                       13,493    18,065
  Prepaid expenses and other                         2,010       582
  Deferred income taxes                              5,697     5,697

               Total current assets                 83,935    95,946

Property, Plant and Equipment, net                  44,813    34,185
Goodwill, net of accumulated amortization of         3,995     5,026
  $3,126 and $2,095
Other Assets                                         3,937     3,917

TOTAL ASSETS                                      $136,680  $139,074

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $7,137   $12,680
  Accrued compensation and related benefits          3,777     4,017
  Other accrued expenses                               554     1,699

               Total current liabilities            11,468    18,396

Deferred Income Taxes                                1,816     1,852

Long-Term Obligations                                  979       979

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000
      shares authorized;
        no shares outstanding                            -        -

  Common stock; $.0001 par value;
       25,000,000 shares authorized;
        10,092,357 and 9,918,371 shares
          outstanding                               79,164    77,688
  Cumulative translation adjustments                   194       200
  Retained earnings                                 56,479    53,379
  Treasury stock; 927,766 shares at cost           (13,420)  (13,420)

               Total stockholders' equity          122,417   117,847


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $136,680  $139,074

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 DECEMBER 31,       DECEMBER 31,

                                1996     1995      1996      1995

NET SALES                      $21,819  $30,217   $69,698   $96,828

COST AND EXPENSES:
  Cost of sales                 12,952   15,219    38,535    47,349
  Research and development       3,340    4,279    10,288    12,179
  Selling, general and
   administrative                5,364    6,313    16,547    18,446
  Goodwill amortization            344      343     1,031       972
  Write-off of in-process
    research and development
     and other acquisition
      related expenses             -         -         -      2,390
  Discontinued product line        -         -         -      1,155

      Total costs and expenses  22,000   26,154    66,401    82,491

INCOME (LOSS) FROM OPERATIONS     (181)   4,063     3,297    14,337

OTHER INCOME (EXPENSE):
  Interest income                  542      845     1,787     2,474
  Interest expense                 (21)      -        (64)      -
  Other, net                         8       82       353       550

     Total other income, net       529      927     2,076     3,024

INCOME BEFORE INCOME TAXES         348    4,990     5,373    17,361

INCOME TAXES                       245    1,893     2,273     7,152

NET INCOME                        $103   $3,097    $3,100   $10,209

NET INCOME PER SHARE             $0.01    $0.31     $0.34     $1.00

COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING             9,185   10,107     9,119    10,183

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                             NINE MONTHS ENDED
                                                DECEMBER 31,
                                               1996    1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $3,100  $10,209
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation and amortization           4,716    4,061
      Provision for doubtful accounts
        and sales returns                       356       -
      Write-off of in process research
        and development                          -     2,390
      Deferred income taxes                     (36)     (38)
      Changes in operating assets
        and liabilities:
        Accounts receivable                   3,607   10,176
        Inventories                           4,572       21
        Prepaid expenses and other             (178)     408
        Accounts payable and
          accrued expenses                   (5,543) (12,299)
        Accrued compensation and
          related benefits                     (240)    (138)
        Other accrued expenses               (1,145)      -
        Income taxes payable                 (1,250)    (690)

  Net cash provided by operating activities   7,959   14,100

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and
    leasehold improvements                  (14,313) (14,292)
  Short-term investments, ne t                  (53)   2,177
  Other assets                                  (20)  (1,004)

   Net cash used in investing activities    (14,386) (13,119)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock      1,476    6,579
  Acquisition of treasury stock                 -     (6,254)

  Net cash provided by financing activities   1,476      325

Effect of Exchange Rate Changes on Cash          (6)    (467)

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                  (4,957)     839

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD  49,302   57,029

CASH AND EQUIVALENTS AT END OF PERIOD      $ 44,345 $ 57,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for income taxes                 $2,650   $6,585

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1996 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

Exar designs, develops, manufactures and markets analog and mixed-signal application specific integrated circuits for use in the communications, document imaging, consumer electronics and computer markets and other selected areas.

NOTE 2. INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                                    December 31,    March 31,
                                       1996          1996

Raw materials                          $ 896        $ 762
Work-in-process                        7,868       11,563
Finished goods                         4,729        5,740

                                     $13,493      $18,065

NOTE 3. NET INCOME PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding. Common share equivalents reflect the dilutive effect of outstanding stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1996 Form 10-K and in Item 2 of the Company's Form 10-Q for the quarters ended June 30, 1996 and September 30, 1996, filed with the Securities and Exchange Commission on July 1, 1996, August 14, 1996, and November 14, 1996, respectively.

GENERAL - The Company derives revenue principally from the sale of integrated circuits for use in communications, consumer electronics, document imaging, personal computers and other selected areas. In addition, until June 1995, the Company also generated revenues from the sale of mass storage products. The Company's gross margins from the sale of integrated circuits may vary depending on competition from other manufacturers, the volume of products manufactured and sold, and the Company's ability to achieve certain manufacturing efficiencies. The Company's newer analog and mixed-signal products tend to have higher gross margins than many of the Company's more mature products, however, margins of any particular product may erode over time.

The Company has wholly-owned subsidiaries in Japan and the United Kingdom to support its sales operations in each of those areas. The Company's business in Japan includes the sale of integrated circuits which are primarily for use in consumer electronics products.

In May 1995, the Company was notified by its foundry supplier of wafers used in its mass storage products that no wafers would be delivered in the second and third quarters of fiscal 1996. Accordingly, the Company discontinued its mass storage product line in the second quarter of fiscal 1996. The Company filed a claim against its foundry supplier for recovery of write-offs and other losses it incurred as a result of the termination of this product line. The resolution of this matter had no material impact on the Company. See Item 5. "Other Information".

In June 1995, the Company acquired Silicon Microstructures, Inc. ("SMI"). The acquisition has been accounted for as a purchase. Accordingly, the Company's results of operations include the operations of SMI subsequent to the date of acquisition.

RESULTS OF OPERATIONS - Net sales for the third quarter and first nine months of fiscal 1997 were approximately $21.8 million and $69.7 million, respectively, a 28% decrease from the $30.2 million and $96.8 million reported for the same periods a year ago. The decrease in net sales reflects decreases in most of the Company's continuing product lines. In addition, during the first quarter of fiscal 1996 the Company discontinued its mass storage product line, which resulted in a reduction of approximately $3.3 million in net sales for the nine months ended December 31, 1996. Revenue decreases were partially offset by increases in sales of the Company's sensor products as a result of the SMI acquisition.

Cost of goods sold for the third quarter and the first nine months of fiscal 1997 increased to approximately 59% and 55% of net sales, respectively, compared to 50% and 49% of net sales for the same periods of fiscal 1996. The resulting decrease in gross margin is due primarily to manufacturing inefficiencies due to decreased production volumes.

Expenditures for research and development for the third quarter and first nine months of fiscal 1997 represented approximately 15% of net sales, compared to 14% and 13% of net sales, respectively, in the corresponding periods in fiscal 1996. The increase in research and development expenditures as a percentage of net sales reflected the lower volume of sales.

Selling, general and administrative expenses, as a percentage of net sales, increased from 21% and 19% in the third quarter and first nine months of fiscal 1996 to approximately 25% and 24%, respectively, in the corresponding periods of the current year. The increase as a percentage of net sales reflects i)the lower level of sales in fiscal 1997, ii)compensation expenses related to the acquisition of Startech Semiconductor, Inc. ("Startech") paid during the third quarter of fiscal 1997, iii) severance costs paid during the second quarter of fiscal 1997 as a result of an 8% reduction in workforce and iv) legal expenses incurred in the first and second quarters of fiscal 1997 associated with the claim against its mass storage foundry supplier.

Net interest income for the first nine months of fiscal 1997 decreased by approximately $0.8 million compared to the same period in fiscal 1996 as a result of lower levels of cash and short-term investments during the period. Other income consists primarily of foreign currency gains.

The Company's provision for income taxes is based on income from operations, excluding the write-offs of in-process research and development, as there was no tax benefit associated with the write-offs. The Company's effective tax rate for the first nine months of fiscal was approximately 42% as non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax rates, was offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Net income for the first nine months of fiscal 1997 was $0.34 per share which compared to $1.00 per share for the same period in fiscal 1996. Excluding the effects of one-time write-offs, net income for the first nine months of fiscal 1996 was $13.3 million ($1.31 per share). The decrease in net income during fiscal 1997 reflects compensation expenses related to the acquisition of Startech of approximately $500,000, severance cost of approximately $200,000 resulting from a reduction in the Company's workforce and legal costs associated with the claim against its mass storage foundry supplier of approximately $300,000. These costs are reflected in the financial results.

To date, inflation has not had a significant impact on the Company's operating results.

In 1987, Micro Power Systems, Inc. identified low-level groundwater contamination on its principal manufacturing property. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an informal agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying financial statements include the Company's approximately $1 million share of estimated remediation costs.

FACTORS THAT MAY AFFECT FUTURE RESULTS - The Company is currently evaluating the transfer of its test and shipping operations to off shore sub-contractors to reduce manufacturing expenses. In addition, the Company is refocusing its product strategy to provide analog and mixed-signal products for the video, imaging, communications and silicon sensor markets and, therefore, may eliminate certain product offerings. Management expects that such restructuring would result in a pre-tax charge of $8 to $10 million in the fourth quarter of fiscal 1997. The transfer of operations and market concentration would result in a reduction in workforce of approximately 15%.

The semiconductor industry is characterized by intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically results in shortages of wafer fabrication capacity. The Company's ability to meet customer future demand is dependent upon obtaining sufficient supply of products. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, and the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis.

LIQUIDITY AND CAPITAL RESOURCES - During the first nine months of fiscal 1997, the Company financed its operations primarily from existing cash balances and cash flow from operations. At December 31, 1996, the Company had approximately $47.4 million of cash and short-term investments. In addition, the Company had available short-term, unsecured lines of credit totaling $35.5 million with certain domestic and foreign banks, none of which were being utilized at December 31, 1996. In addition, the Company had credit facilities with certain domestic and foreign banks under which it may borrow up to $35 million to support its foreign currency transactions. At December 31, 1996, the Company had outstanding Japanese yen forward contracts totaling approximately $1.4 million which mature through March 1997.

On March 31, 1995, the Company acquired Startech in exchange for a combination of cash and common stock valued at $13.2 million. In June 1995, the Company completed the acquisition of SMI in exchange for 43,334 shares of common stock and the conversion to equity of $1,250,000 of loans previously granted to SMI. The purchase agreements include provisions for adjustments to the final purchase price or include deferred compensation arrangements which may result in additional payments of up to $3.3 million, in some combination of cash and/or common stock, over the next four years.

On October 11, 1995, the Company entered into a wafer production agreement with IC Works, Inc. ("IC Works"). Pursuant to the terms of the agreement, Exar has invested approximately $12.5 million for the purchase and installation of equipment at IC Works in exchange for a predetermined supply of wafers over the next five years. As of December 31, 1996, the Company may be required to invest an additional $3 million in equipment at IC Works. Under a separate but related agreement, Exar made a minority equity investment in IC Works.

In December 1995, the Board of Directors of the Company authorized the open market repurchase of shares of Exar Common Stock. Pursuant to such repurchase program, as of December 31, 1996, the Company had utilized approximately $13.4 million to purchase its Common Stock and had available approximately $5.1 million for additional share repurchases.

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

                          PART II - OTHER INFORMATION

ITEM 5. - OTHER INFORMATION

On January 29, 1997, the Company announced that it had settled all outstanding issues with SGS-Thompson Microelectronics, Inc. and SGS-Thompson, SRL, its former foundry supplier of wafers used in mass storage products. The settlement will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 11.1 - Statement re Computation of Per Share Earnings (Loss)

(b) The Registrant filed a report on Form 8-K dated February 7, 1996. In Item 4 of Form 8-K, Change in Registrant's Certifying Accountant, the Company reported the dismissal of KPMG Peat Marwick LLP as the Registrant's independent accountants effective February 3, 1997 and the engagement of Deloitte and Touche LLP as independent accountants for the Registrant for the fiscal year ending March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

By           /s/                 Date: February 13, 1997

             Donald L. Ciffone
             President
             Chief Executive Officer

By           /s/                 Date:  February 13, 1997

             Ronald W. Guire
             Executive Vice President,
             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                Page

11.1      Statement re Computation of Per Share
          Earnings......................................13