Form 10-K
period 1997-03-31
EXAR CORP
filed 1997-06-30
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

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

Yes        X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 1997 was $169,859,603 based on the last sales price reported for such date.

The number of shares outstanding of the Registrant's Common Stock was 9,244,060 as of May 31, 1997, net of 977,766 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement filed not later than 120 days after the close of the fiscal year are incorporated in Part III of this report.
                                     PART I

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under the heading entitled "Risk Factors", as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1    BUSINESS

GENERAL

Exar Corporation ("Exar" or the "Company") designs, develops and markets analog and mixed-signal integrated circuits for use in communications, video and imaging, silicon microstructures and in other selected product areas. The Company's target markets are ones in which the Company believes its design and process expertise, combined with its knowledge of particular system application requirements, enables the Company to deliver products that provide effective solutions to customer needs. Exar is emphasizing the development and sale of analog and mixed-signal application-specific standard products ("ASSPs"). The Company also produces digital integrated circuits used in communications products, as well as general purpose analog integrated circuits.

INDUSTRY BACKGROUND

Integrated circuits may be divided into three general categories analog (or linear), digital and mixed-signal. Analog circuits typically are used to condition, process, measure or control physical properties such as temperature, pressure, sound or speed. They include devices such as amplifiers, filters, switches and power circuits. Digital circuits perform logic and memory functions, and include devices such as memories and microprocessors. Mixed-signal circuits combine analog circuitry with digital logic or memory in a single integrated circuit or chip set to provide an interface between the analog and digital worlds.

The Company believes that the market for analog and mixed-signal integrated circuits, as compared to the market for digital integrated circuits, is characterized by longer product life cycles, smaller unit volumes and generally lower capital requirements. The analog market is a highly fragmented group of niche markets, serving numerous and widely differing applications. For each application, different users may have unique requirements for circuits with specific characteristics.

Integrated circuits are either standard products or custom products (including both full custom and semi-custom). Standard products are available to customers "off-the-shelf." Standard application-specific products that are tailored to address specific applications and to meet the needs of multiple customers are often referred to as ASSPs. Custom products are designed to an individual customer's specifications. Compared to standard products, custom products typically involve greater design costs for the customer, but enable the customer to save space, improve performance, reduce manufacturing costs, or maintain greater confidentiality with respect to the customer's ultimate product design.

PRODUCTS AND MARKETS

The Company divides its integrated circuit products into four major market groups: communications, video and imaging, silicon microstructures and other products.

The following chart shows selected applications and representative products in each of the Company's major market groups:


      MARKET            APPLICATION               PRODUCT

Communications    High speed communication   T/E-Carrier circuits:
                  transmission equipment,     -repeaters
                  central office equipment    -line interface
                  and private branch          -circuits
                  exchanges                   -framers
                                              -buffers
                                              -transcoders
                  Wireline communication     Analog-to-digital
                  test systems               converter/dual digital-
                                             to-analog converter
                  Computer serial            UARTS/DUARTS/QUARTS
                  asynchronous interfaces
                  Telephone sets, headsets   Speakerphone and other
                                             telephony oriented
                                             components
                  Caller ID Systems,         Phase-locked loops,
                  pagers, cellular           function generators and
                  telephones, two-way        tone decoders
                  radios

Video and         Scanners                   Analog-to-digital
Imaging           Digital cameras            converters (ADCs)
                  Digital copiers            Digital-to-analog
                                             converters (DACs)
                  Video systems              Automatic track finding
                                             (ATF) circuits; ADCs;
                                             DACs

Silicon           Automotive engine          Silicon sensors
Microstructures   controls
                  Proximity sensors          Sensor interface circuits


Other             Audio systems              Switched capacitor
                                             filters
                                             Audio enhancement
                                             circuits
                  Personal computers         Frequency timing generators
                                             Input/Output
                  Automotive                 Timing circuits
                                             RF transmitters/receivers
                  Hearing aids               Amplifiers

Communications

Exar markets integrated circuits for a variety of applications in both the telecommunications and data communication markets.

Exar's transmission telecommunications circuits are used in SONET/SDH multiplexers, private branch exchanges (PBX), central office switches and digital cross connects. Exar's principal products in this market are targeted toward T-carrier and E-carrier equipment. These circuits include line interface units, repeater circuits, framers, buffers, transcoders for pulse code modulation (PCM) systems and T1/E1 and T3/E3/STS1/SONET interfaces. The majority of these circuits require bipolar, mixed-signal and CMOS process technologies optimized for telecommunications applications and have specialized test and performance criteria. Certain of these products are based upon ANSI, Bellcore and ITU standards. The Company also provides integrated circuits for telephone handsets, including speakerphones, telephone circuitry and caller identification systems.

The Company's data communications products include a broad line of Universal Asynchronous Receiver and Transmitter ("UART") circuits and related products known as DUART (Dual UART) and QUART (Quad UART) circuits for use in computer serial interfaces. Exar created a highly integrated Quad UART with FIFO (first in, first out) circuitry which has been established as the de facto industry standard for Quad FIFO UARTs used in multi-channel networking applications designed to work with Intel Corporation's microprocessors. Exar supplies a family of V.35 transceiver products used for high speed data transmission, primarily in networking equipment such as routers and bridges.

The Company's customers in the communications market include Cisco Systems, Nokia, Digital Switch Corporation, Boca Research, Digiboard and U.S. Robotics.

VIDEO AND IMAGING

The Company supplies high-performance data converters, data acquisition subsystems and other sophisticated electronic components to the document imaging, video and other markets. The Company offers analog-to-digital converters (ADCs), digital-to-analog converters (DACs) and integrated mixed signal subsystems to the document imaging industry for products such as scanners, digital cameras and digital copiers. The Company was first to market a monolithic triple 10-bit ADC, with pixel-to-pixel correction for color scanners. Advanced design techniques and process technologies are used to integrate low-power converter architectures with surrounding analog functions to minimize total system cost. The Company offers both standard and custom solutions.

The family of ADCs includes full flash, half flash, pipeline and successive approximation register converter architectures. Current products offer from 6 to 12 bits of resolution and operate in ranges from <1 kHz to 30 mHz. Several devices are currently specified for 3.3V operation for battery-operated and hand-held equipment.

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

In the video market, the Company's products provide signal conditioning and digitization of CCD signals. Products incorporating the Company's integrated circuits include digital still cameras, camcorders and industrial cameras for machine vision, surveillance and other applications.

The Company's customers in the video and imaging market include Sony Corporation, Sharp, Canon, Epson and Logitech.

Silicon Microstructures

The Company's analog-to-digital techniques and amplifier expertise have been applied to the design of sensor interface circuits. The acquisition of Silicon Microstructures, Inc. ("SMI") in June 1995 expanded Exar's product offerings to the motion, pressure and accelerometer markets. The Company develops and markets silicon sensors for a variety of markets including medical, automotive and consumer. Current products include precision piezoresistive pressure sensors and accelerometers.

The pressure devices are fabricated in silicon using processing similar to that needed for bipolar or MOS transistors coupled with additional silicon etching technologies to allow the formation of thin membranes and force concentrators. The Company produces both moderate and very-low pressure sensors.

SMI has achieved a precision capacitive accelerometer structure using "bulk" micromachining of the silicon merged with fusion bonding of several silicon wafers to provide a self-contained sensor. Coupled with an application specific integrated circuit, the accelerometer provides high performance, wide-dynamic range, good stability, good over-shock protection and low cost.

The Company's customers for silicon microstructure products include Motorola, Data Instruments, Graphic Controls and Analog Microelectronics.

Other Products and Markets

The Company has historically developed custom, semi-custom and ASSP products in certain niche areas. The Company has discontinued the development of products in the following areas and has offered last time buys on certain product categories. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Restructuring and Other Charges").

     Hearing Aids - The Company's BiCMOS processes and advanced filtering technology allow the Company to provide a low-noise, low-power single chip solution for hearing aid manufacturers.

     Industrial Control - The Company's products in this area include integrated circuits for use in security systems, magnetic card readers and process control.

     Automotive - Exar sells custom and semi-custom integrated circuits for use in automotive applications, including body control systems, such as keyless entry systems.

     Consumer Electronics - Exar-designed products being sold to the consumer products market include integrated circuits for use in graphic equalizer systems, telephone answering devices, base band circuits for cellular telephones, filter circuits for use in audio systems, BBE (TM) audio chips for sound enhancement and timer circuits for various products.

     Personal Computers - Through the acquisition of Startech Semiconductor, Inc. ("Startech") in March 1995, the Company supplies frequency timing generators chips and Input/Output (I/O) chips to the personal computer and workstation markets.

     General Purpose Analog Standard Products - The Company also markets a line of general purpose analog standard products such as timers, switching regulators, operational amplifiers and filters. The Company offers current and voltage output DACs which include products ranging from 8 to 16 bits of resolution. Recent product introductions offer unique digital control capabilities and wide bandwidth for the direct control of video and CCD imaging signals.

MARKETING AND CUSTOMERS

Exar sells its products principally to OEMs for use in a broad range of electronic systems and equipment. The following table provides a geographic breakdown of the Company's domestic and international sales. For additional geographic financial information, see Note 11 in Notes to Consolidated Financial Statements.



                                   YEARS ENDED MARCH 31
                                       (In Thousands)


                          1997            1996            1995

U.S. Sales              $53,374         $ 56,030        $62,344
International Sales:
 Sales by Exar Japan      9,465           19,061         55,851
 Other Sales             29,504           50,675         41,277

TOTAL                   $92,343         $125,766       $159,472

Exar markets its products in the United States principally through 22 independent sales representatives and five independent non-exclusive distributors, as well as through the Company's direct sales force. Exar currently has sales support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles, Philadelphia and San Jose.

Exar is represented internationally by approximately 31 sales representatives and distributors. In addition, Exar is represented in Europe by its wholly-owned subsidiary, Exar Ltd. and in Japan by its wholly-owned subsidiary, Exar Japan. Exar's international operations are subject to certain risks common to foreign operations in general, such as governmental regulations and import restrictions. While Exar has acted to minimize its exposure to exchange rate fluctuations, there can be no assurance that the Company will not, from time to time, experience exchange rate losses on products sold overseas by Exar Ltd. and Exar Japan.

During the fiscal year ended March 31, 1997, no single customer accounted for more than 10% of Exar's sales.

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

Historically, bipolar processes have been used for analog circuits where speed, high voltage, low noise or effective component matching is necessary. CMOS circuitry was originally used for digital applications where lower voltage and greater chip density are necessary. CMOS manufacturing processes have subsequently been adopted and are used for an increasing portion of analog and mixed-signal devices in order to take advantage of that technology's lower power consumption, cost-effectiveness, foundry availability and ever-increasing speed. BiCMOS processes permit the combination of bipolar and CMOS on a single device, resulting in the ability to combine selectively the performance characteristics of bipolar circuitry with the advantages of CMOS.

In addition, the Company can provide accurately matched thin-film resistors and/or laser trim when needed to meet performance requirements.

Manufacturing

The Company uses outside sources for the supply of its integrated circuits.
Rohm Corporation ("Rohm") is the Company's largest supplier of wafer services. During fiscal 1997, approximately 57% of the Company's sales of integrated circuits were of products made from wafers manufactured for the Company by Rohm. Rohm supplies the Company with bipolar, BiCMOS and CMOS products. These services are provided to the Company pursuant to two separate foundry service agreements. The Company is not under any obligation to continue obtaining manufacturing services from Rohm.

The Company also obtains CMOS and BiCMOS products from other independent manufacturers. The Company has qualified second sources for certain of its foundry requirements. However, a disruption in supply from one or more of the Company's outside suppliers could have a material adverse effect on operations due to significant lead times and initially lower yields associated with the use of such sources.

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

In the fourth quarter of fiscal 1997, the Company began to implement a plan to reduce manufacturing expenses by transferring its test and shipping operations to off shore sub-contractors. The Company expects to complete the transfer by the end of fiscal 1998. The Company plans to maintain a minimal level of test operations at its local facilities to support its research and development activities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Other Charges").

The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers. Although shortages have occurred and on occasion lead times have been extended, the Company has not recently experienced significant difficulty in obtaining raw materials or equipment.

Engineering, Research and Development

Exar's ability to compete successfully depends in part on its ability to introduce technologically advanced products on a cost-effective and timely basis. Exar is committed to improving its manufacturing and design capabilities and developing new process technologies and products. During the fiscal years ended March 31, 1997, 1996 and 1995, Exar's research and development expenses were $13.9 million, $16.1 million, and $14.4 million, respectively.

Exar develops and utilizes an advanced sub-micron CMOS library of analog, digital and EEPROM standard cells which incorporate analog, digital and memory functions. Standard cells are pre-designed and characterized mini-circuits that adhere to certain design constraints, and that have been prepared for efficient insertion into custom integrated circuits. These mini-circuits include widely used functional blocks, plus primitive circuit elements from which more specialized functions can be built. The technique of designing with standard cells enables the designer to focus on functional aspects of the circuit design, rather than physical aspects.

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

Because the analog and mixed-signal integrated circuit markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to some of the Company's products include, among others, National Semiconductor, Analog Devices, Inc., Crystal Semiconductor, Dallas Semiconductor, Level One Communications and Rockwell Communications. As the Company has marketed its products more aggressively in Japan, it has encountered greater competition from Japanese manufacturers. Partly as a result of such competition, the Company intends to discontinue its consumer electronics product line which is targeted primarily at the Japanese market. Many of the Company's competitors have substantially greater financial, manufacturing and marketing resources, and some of them have greater technical resources. There can be no assurance that competitive factors will not adversely affect the Company's future business.

BACKLOG

Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment over the succeeding twelve months. Backlog includes oral orders which are generally subsequently confirmed by written purchase orders.

At March 31, 1997, Exar's backlog was approximately $30.5 million, compared with $32.9 million at March 31, 1996.

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

EMPLOYEES

As of April 1, 1997, Exar had 353 employees, including 78 in marketing and sales, 124 in research, development and engineering-related functions, 110 in manufacturing and production and 41 in administration. Many of Exar's employees are highly skilled, and competition in recruiting and retaining such personnel is particularly intense in the labor market in which Exar operates. Exar believes that its continued success depends in part on its ability to continue to attract and retain highly qualified management, marketing and technical personnel. The loss of key employees, none of whom is subject to an employment agreement, could have a material and adverse effect on Exar. None of Exar's employees are covered by collective bargaining agreements, and Exar has not experienced any work stoppages. Exar believes that its employee relations are good.


Executive Officers of the Company

The names of the Company's executive officers and certain information about them is set forth below.

                  NAME   AGE   POSITION

 Donald L. Ciffone, Jr.   42  Chief Executive Officer, President
                               and Director
      Suhas "Sid" Bagwe   57  Vice President, Strategic Planning
                               and Business Development
   Aurelio E. Fernandez   42  Senior Vice President, Worldwide
                               Sales
       Roubik Gregorian   46  Chief Technology Officer, Vice
                               President, Communications Division
        Ronald W. Guire   48  Executive Vice President, Chief
                               Financial Officer, Secretary and
                               Director
        Thomas W. Jones   49  Vice President, Reliability and
                               Quality Assurance
           James Knutti   47  Vice President, Silicon
                               Microstructures Division
    Thomas R. Melendrez   43  Corporate Vice President, General
                               Counsel
     Stephen W. Michael   50  Vice President, Operations
                               Division

Mr. Ciffone joined Exar as CEO and President in October 1996 and was appointed as director at that time. From August 1996 to October 1996, Mr. Ciffone was Executive Vice President of Toshiba America, the U.S. semiconductor subsidiary of Toshiba Semiconductor. Prior to joining Toshiba, he served from 1991 to 1996, in a variety of senior management positions at VLSI Technology, Inc. ("VLSI"). From 1978 to 1991, Mr. Ciffone held a variety of marketing and operations positions at National Semiconductor, Inc.
Mr. Ciffone holds an MBA from the University of Santa Clara.

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

Mr. Fernandez joined Exar as Senior Vice President of Worldwide Sales in November 1996. Prior to joining Exar, he was Vice President of Worldwide Sales for IC Works, Inc. from November 1994 to November 1996. From 1984 to
November 1994, he held several senior sales management positions at VLSI.
Mr. Fernandez holds a BSEE from the University of Florida and an MBA from Florida Atlantic University.

Dr. Gregorian joined Exar in March 1995 as Vice President, Startech Division when the Company acquired Startech Semiconductor, Inc. where he served as President. He was appointed Chief Technology Officer and Vice President of the Communications Division in June, 1996. Prior to joining Startech in 1994, Dr. Gregorian was Vice President of Research and Development and CTO for Sierra Semiconductor, Inc. Dr. Gregorian holds 16 patents and received his MSEE and PhD in Electrical Engineering from the University of California at Los Angeles, as well as an MSEE from Tehran University.

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

Mr. Jones joined the Company as Director of Total Quality Management in October 1992 and was promoted to Director of Reliability and Quality Assurance in November 1992. He was promoted to his current position in July 1995. Mr. Jones has over thirty years of industry experience, most recently with LSI Logic, Inc. ("LSI") as Director of Quality Assurance. Mr. Jones joined LSI in September 1990. In December 1989 Mr. Jones joined Elcon Products International, Fremont California as Director of Manufacturing. From 1970 to December 1989, he was with Siliconix, where he held various management positions including Director of Operations, and Director of Quality and Reliability.

Dr. Knutti joined Exar in June 1995 when the Company acquired Silicon Microstructures, Inc. ("SMI"). He was promoted to Vice President and General Manager of Silicon Microstructures division in February 1997. Dr. Knutti founded SMI in 1991 and was its first president and CEO. Prior to founding SMI, Dr. Knutti was President and COO of IC Sensors, Inc. from 1987 to 1990. Dr. Knutti holds a MSEE from Carnegie-Mellon University and a PhD in Electrical Engineering from Stanford University.

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

Mr. Michael joined the Company as Vice President of New Market Development in September 1992. In July 1995 he was appointed to his current position as Vice President, Operations Division. Mr. Michael has over 20 years of semiconductor industry experience, most recently as Vice President, and General Manager, Analog & Custom Products with Catalyst Semiconductor ("Catalyst"). He joined Catalyst in 1987 and served in various senior positions.

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

During 1987, Micro Power Systems, Inc. ("Micro Power") became aware of low-level groundwater contamination on its principal manufacturing property. Although the area of contamination appears to have been defined, the source has not been determined. Micro Power has reached an agreement with another company to participate in the cost of the remedial investigations and the final clean up, which is expected to continue for approximately 10 to 15 years. Micro Power has recorded its share of the estimated liability, approximately $900,000 at March 31, 1997.

The California Regional Water Quality Control Board for the San Francisco Bay Area (the "Board") conducted an investigation of contaminants detected in subsurface groundwater at approximately 50 different sites in Santa Clara County, California, including a location formerly leased by Exar in Sunnyvale, California. The Board notified the Company in March 1996 that the Board does not intend to name Exar as a discharger, and the Company considers the matter closed.

                                  RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission, prospective investors should consider the following factors in evaluating the Company and its business.

     FACTORS AFFECTING OPERATING RESULTS. Exar believes its future operating results will be subject to quarterly and annual variations based on a wide variety of factors, including customer demand for Exar's products, changes in product mix, competitive pressures on prices and prices charged by Exar's suppliers. The semiconductor industry has historically been characterized by business cycles, with economic downturns resulting in diminished product demand and erosion of average selling prices. Exar's future operating results could be adversely affected by a downturn in this market or by a general economic downturn or by the failure of one or more of its customers to compete successfully in such market.

     DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL CHANGE. The markets for the Company's products are characterized by evolving industry standards and rapid technological change and product obsolescence. The Company's future success will be highly dependent upon the timely completion and introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including successful and timely completion of product development and introduction to market, correct judgment with respect to product demand, market acceptance of the Company's and its customers' new products, sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the continued ability of the Company to offer new products at competitive prices. Some of these factors are outside the control of the Company. There can be no assurance that the Company will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or be able to respond effectively to new technological changes or product announcements by others. A failure in any of these areas could materially and adversely affect the Company's operating results.

Many of the Company's products under development are complex semiconductor devices that require extensive design and testing before prototypes can be manufactured. The integration of a number of functions in a single chip or in a chipset requires the use of advanced semiconductor manufacturing techniques. This can result in chip redesigns if the initial design does not permit acceptable manufacturing yields. Redesigns or design delays often are required for both the customer's products and the Company's chipsets as industry and customer standards, protocols or design specifications are determined. Any resulting delay in the production of the Company's products could have a material adverse effect on the Company's operating results.

     INTENSE COMPETITION. The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened international competition in many markets. In this regard, Exar intends to discontinue its consumer electronics product line which is targeted at the Japanese market in part due to increased competition in this market. Exar competes with major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than Exar with which to pursue engineering, manufacturing, marketing and distribution of their products. New entrants may also increase competition in the semiconductor market. The ability of Exar to compete successfully in the rapidly evolving area of integrated circuit technology depends on factors both within and outside of its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials such as wafers and plastics, protection of Company products by effective utilization of intellectual property laws and other security measures, product quality, reliability, price, efficiency of production, the pace at which customers incorporate Exar's integrated circuits into their products, success of competitors' products and general economic conditions. There can be no assurance that Exar will be able to compete successfully in the future.

     DEPENDENCE ON OUTSIDE FABRICATION FACILITIES. All of the semiconductor wafers used in the manufacture of Exar's products are processed to Exar's specifications by outside suppliers. In particular, Rohm is Exar's sole source of bipolar wafers. Rohm is contractually obligated to supply Exar with bipolar wafers pursuant to a long-term agreement and has committed to provide Exar with wafers at a price that is commercially favorable. Exar has generally received adequate deliveries of wafers and adequate yield and quality of product. However, if for any reason wafer shipments were delayed or its suppliers encountered yield or quality problems in the future, Exar's operating results would be adversely affected. In addition, Exar could encounter lengthy delays if for any reason it was forced to establish alternative manufacturing arrangements.

While Exar believes that it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that in the future Exar will receive sufficient quantities of wafers at favorable prices on a timely basis. If the wafer manufacturers which Exar currently uses to manufacture its products suffer a material curtailment of their manufacturing operations, Exar could incur manufacturing delays of between three and six months. Although Exar believes that there is an adequate level of high quality wafer manufacturing capacity available world-wide which could perform manufacturing for Exar in those circumstances, there can be no assurance that Exar would be able to arrange sufficient alternative manufacturing capacity on comparable terms or within that time period if its current suppliers curtailed or halted manufacturing. Should wafer capacity limitations occur because of increased demand for Exar's products or otherwise, Exar may be unable to meet demand for its products in a timely fashion, which could result in customer dissatisfaction and decreased revenues.

     DEPENDENCE ON ASSEMBLY AND TEST SUBCONTRACTORS. Exar's products are currently assembled to Exar's specifications by independent subcontractors. Exar's reliance on subcontractors to assemble its products involves significant risks, including reduced control over delivery schedules, quality assurance and costs, the potential lack of adequate capacity and potential misappropriation of proprietary intellectual property. Failure to obtain products on a timely basis could delay product delivery to Exar's customers, thereby materially adversely affecting Exar's businesses. In addition, Exar presently utilizes semiconductor assembly contractors located throughout Asia and intends to transfer testing and shipping operations to offshore subcontractors in fiscal 1998. Offshore assembly and testing operations entail certain political and economic risks, including political instability and expropriation, currency controls and changes in tax laws, tariffs and freight rates. Exar's operations could be materially adversely affected if the operations of any major subcontractor are interrupted, or if air transportation from Asia is disrupted, for a substantial period of time.

     PATENTS AND LITIGATION. The Company's ability to compete is affected by its ability to protect its proprietary information. The Company relies on a combination of patents, trademarks, copyrights, mask work registrations, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. In addition, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

As is typical in the semiconductor industry, Exar has from time to time received, and may in the future receive, communications from third parties asserting patent rights, copyrights or other intellectual property rights covering Exar's products or processes. There can be no assurance that other intellectual property claims will not be made against Exar, or that any such claims or litigation proceedings will not be decided against Exar. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Any successful third party claim against the Company or its customers for patent or intellectual property infringement would have a material adverse effect on the Company's operating results.

     KEY PERSONNEL. Exar's future success depends in large part on the continued service of certain of Exar's key technical and management personnel and on Exar's ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, most of whom are not subject to an employment agreement for a specified term or a post-employment non-competition agreement, could have a material and adverse effect on Exar.

     ENVIRONMENTAL REGULATIONS. Exar is subject to a variety of federal, state and local governmental regulations relating to the purchase, storage, use, release and disposal of toxic, volatile or otherwise hazardous chemicals. Although Exar believes that it has all permits necessary to conduct its business, the failure to comply with present or future regulations could result in the imposition of fines on Exar. In this regard, Exar has been involved in a groundwater contamination and clean-up matter relating to a Santa Clara site since its acquisition of Micro Power in July 1994. Although Exar does not believe that this matter will have a material adverse effect on Exar's business, there can be no assurance that there will not be such an adverse effect.

     VARIATION IN PRODUCTION YIELDS. The manufacture and assembly of semiconductor products is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. No assurance can be given that Exar or its suppliers will not experience yield problems in the future, which could result in a material adverse effect on Exar's results of operations. (See " Dependence on Outside Fabrication Facilities").

     FOREIGN TRADE AND CURRENCY EXCHANGE. Approximately 55% of Exar's revenues in fiscal 1996 and approximately 42% in fiscal 1997 were derived from sales to foreign customers. In addition, although a majority of Exar's manufacturing is done domestically, Exar purchases its assembly services from foreign subcontractors and intends to transfer testing and shipping operations to offshore subcontractors in fiscal 1998. Both the manufacture and sale of Exar's products may be adversely affected by political or economic conditions abroad. Risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Even though Exar primarily transacts business internationally in United States currency (except for Japan, where Exar transacts business in Japanese Yen), currency exchange fluctuations in countries in which Exar does business (other than Japan) could materially adversely affect Exar by resulting in pricing that is not competitive with prices denominated in local currencies. The Company enters into foreign currency contracts from time to time to hedge currency exposure in Japan.

     POSSIBLE VOLATILITY OF STOCK PRICE. In recent years, the market value of Exar Common Stock has been subject to significant fluctuation. The market price of Exar Common Stock may continue to be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of Exar Common Stock.

     RISKS RELATED TO RESTRUCTURING. In the fourth quarter of fiscal 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to off shore subcontractors, ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon microstructure markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees, 24 of whom have been terminated through March 31, 1997; writing down inventory associated with product lines which are being discontinued; canceling certain facility leases and cancellation of contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products. There is no assurance that these actions will be successful or have a positive impact on results of operations. Furthermore, should such actions have a negative impact on the Company's ability to design and develop new products, market new or existing products, or produce and/or purchase products at competitive prices, these actions could have an adverse impact on the Company's results of operations.

ITEM 2    PROPERTIES

The Company's corporate headquarters are located in Fremont, California and consist of approximately 151,000 square feet. The land and building are owned by the Company and house Exar's principal administrative, test, engineering, marketing, customer service and sales departments.

ITEM 3    LEGAL PROCEEDINGS

In January 1997 the Company settled an arbitration claim with SGS-Thompson Microelectronics, Inc., its foundry supplier of wafers used in its mass storage products. The dispute was settled with no material impact on the Company's financial position or results from operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

                                    PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

The Common Stock of Exar is traded on the Nasdaq National Market under the symbol "EXAR." The following table sets forth the range of high and low sales prices for the Company's common stock for the periods indicated, as reported by Nasdaq. The listed quotations represent inter-dealer prices without retail markup, markdown or commissions.


                      COMMON STOCK PRICES

                                    HIGH        LOW
FISCAL 1997
Quarter ended March 31, 1997         $17 3/8    $14
Quarter ended December 31,1996       $18        $12 3/4
Quarter ended September 30,1996      $14 3/4    $11 3/4
Quarter ended June 30, 1996          $17 3/4    $12 31/64

FISCAL 1996
Quarter ended March 31, 1996         $18 3/4    $12
Quarter ended December 31, 1995      $35 3/4    $13 3/4
Quarter ended September 30, 1995     $40 1/4    $28 3/4
Quarter ended June 30, 1995          $31 1/4    $21

The Company has never paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business.
The Company had approximately 313 stockholders of record as of May 31, 1997.
The Company believes it has in excess of 2,500 beneficial stockholders. The last sales price for Exar's Common Stock, as reported by Nasdaq on May 31, 1997, was $18.38 per share.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                                    YEARS ENDED MARCH 31,
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                          1997     1996     1995     1994     1993
Consolidated Statements
  of Operations Data:

Net Sales                $92,343 $125,766 $159,472  $161,659  $146,096
Income (Loss) From
  Operations             (15,238)  18,759   (4,989)   20,999    18,858
Net Income (Loss)         (9,197)  13,582  (11,084)   15,665    13,687
Net Income (Loss) Per
  Share                    (1.01)    1.37    (1.25)     1.52      1.33
Weighted Average Shares
  Outstanding            9,071      9,925   8,835     10,287    10,260


                                        MARCH 31,
                                      (IN THOUSANDS)
                           1997      1996      1995      1994      1993
Consolidated Balance
  Sheet Data:

Working Capital         $68,822   $77,550  $ 81,286   $85,842   $90,827
Total Assets            125,537   139,074   150,080   132,219   138,898
Retained Earnings        44,182    53,379    39,797    50,881    35,216
Stockholders' Equity    109,817   117,847   107,696   105,378   108,773


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business - Risk Factors".

GENERAL

The Company derives revenue principally from the sale of integrated circuits for use in communications, video and imaging, silicon microstructures and other selected areas. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, the Company's ability to achieve certain manufacturing efficiencies and the cost of material procured from the Company's suppliers.
The Company's newer analog and mixed-signal products tend to have higher gross margins than many of the Company's more mature products and margins of any particular product may erode over time.

The Company has wholly-owned subsidiaries in Japan and the United Kingdom to support its sales operations in each of those areas. The Company's business in Japan includes the sale of integrated circuits which are primarily for use in consumer electronics.

The Company has made a number of changes in its underlying business over the past three years in an effort to reduce its low-margin businesses and focus its product strategy. At the same time, to increase its share of revenues from the sale of proprietary products and to acquire additional technology, the Company made significant investments through direct acquisition of companies with related product lines.

In fiscal 1995, the Company acquired Origin Technology, Inc., Micro Power and Startech and in June 1995, the Company acquired SMI. The acquisitions provided the Company with product offerings that include data acquisition subsystems and other sophisticated electronic components for the document imaging, communications and silicon microstructures markets.

All of the acquisitions have been accounted for as purchases and the results of operations for fiscal 1995 and 1996 include the operations of the acquired companies subsequent to the dates of acquisition. Accordingly, the operations of these companies, prior to acquisition, are not reflected in the Company's historical operating results. As a result of the acquisitions completed in fiscal 1995 and 1996, the Company recorded approximately $7.1 million of goodwill, which is being amortized over a period of five years. The remaining portion of the excess purchase price (approximately $27.8 million in fiscal 1995 and $.9 million in fiscal 1996) was allocated to acquired research and development and was expensed at the time of acquisition. (See Note 8 to Notes to Consolidated Financial Statements).

RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of fiscal 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to offshore sub-contractors; ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon sensor markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of a write down of certain equipment; severance costs; write down of inventory; cancellation of certain facility leases; cancellation of contracts; and write down of goodwill. These actions resulted in a charge of $5.3 million to operating expenses and $4.6 million to cost of goods sold in fiscal 1997. During the fourth quarter of fiscal 1997, approximately $9.1 million was utilized. A remaining outlay of approximately $924,000 is expected to occur during fiscal 1998.

In October 1995, the Company entered into a wafer production agreement with IC Works, Inc. ("IC Works"). Under the terms of the agreement, Exar invested approximately $13 million for the purchase and installation of equipment at IC Works, in exchange for a predetermined supply of wafers over the next five years. Under separate but related agreements, Exar has made a minority equity investment in IC Works of approximately $7.5 million.

The dramatically changed market conditions for wafer pricing and availability, as well as the recent business redirection of Exar, have led to a reassessment of Exar's foundry relationships and process requirements. These factors combined with delays in the commencement of anticipated production by the foundry, resulted in the termination of the wafer production agreement. The Company incurred a fourth quarter fiscal 1997 charge to operating expenses of $9 million as a result of negotiations to terminate the Company's 1995 wafer production agreement with IC Works. The reserve is being taken to reflect the anticipated realizable value of equipment supplied to the foundry by Exar as part of the agreement. The estimated realizable value of equipment supplied to the foundry is based on management's best estimate of the amount to be realized upon the ultimate disposition of its investment in the foundry and the related equipment which is anticipated to occur during fiscal 1998. The amounts the Company will ultimately realize could differ materially from the estimated amounts. (see "Liquidity and Capital Resources"). (See Note 9 to Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


                                     YEARS ENDED MARCH 31,

                             1997            1996           1995

Net sales                   100.0%          100.0 %        100.0  %
Cost of sales                55.0            49.5           61.1
Cost of sales-inventory                       -              -
  write-off                   5.0
Research and development     15.1            12.8            9.0
Selling, general and
  administrative             23.1            19.8           15.0
Write-off of in-process
  R&D and other one-time
  charges                    16.8             1.9           17.5
Goodwill amortization         1.5             1.1             .5

Operating income (loss)     (16.5)           14.9           (3.1)
Other income, net             2.9             2.8            1.8
Income (loss) before
  income taxes              (13.6)           17.7           (1.3)
Income taxes (benefit)       (3.6)            6.9            5.7
Net income (loss)           (10.0)%          10.8%          (7.0)%

FISCAL 1997 VS FISCAL 1996

Net sales during fiscal 1997 were approximately $92.3 million compared to $125.8 million in fiscal 1996, a decrease of approximately 27%. The Company experienced decreases in net sales in essentially all of its continuing product lines. In addition, the decrease in net sales reflects the discontinuance of hard disk drive products which represented $3.7 million in sales in fiscal 1996. Such decreases were offset, in part, by increased sales of pressure sensor products as a result of the June 1995 SMI acquisition. (See Note 8 to Notes to Consolidated Financial Statements).

In fiscal 1997, sales to domestic customers decreased by 5% to $53.4 million. International sales, excluding second source consumer products, decreased by 44% to approximately $38.9 million. The significant decrease in international sales is due primarily to reduced demand for the Company's consumer products in Japan. The Company's international sales consist of sales from the United States to overseas customers and sales by the Company's wholly-owned subsidiaries in Japan and the United Kingdom. Sales by the Company's foreign subsidiaries are denominated in the currency of the local country, while all other international sales are denominated in U.S. dollars. The fact that the Company operates internationally gives rise to exposures from changes in currency exchange rates. The Company has adopted a set of practices to strictly minimize its foreign currency risk which includes the use, from time to time, of foreign currency exchange contracts to hedge amounts receivable from its foreign subsidiaries.
In addition, foreign sales may be subject to tariffs in certain countries or with regard to certain products; however, the Company's profit margin on international sales of integrated circuits, adjusted for differences in product mix, is not significantly different from that realized on its sales to domestic customers.

Cost of sales as a percentage of net sales increased from 50% in fiscal 1996 to 55% in fiscal 1997 excluding the inventory write-off. The corresponding decrease in gross margins is due primarily to changes in product mix and manufacturing inefficiencies due to decreased production volumes, which lead in part to the Company's decision to restructure its operations in the fourth quarter of fiscal 1997. The Company incurred additional cost of sales of approximately 5% due to the discontinuation of certain products and related inventory write-off as part of its restructuring plan announced in the fourth quarter of fiscal 1997. (See Note 9 to Notes to Consolidated Financial Statements).

Expenditures for research and development decreased approximately $2.2 million compared to fiscal 1996 due primarily to reduced headcount. Expenditures for research and development, as a percentage of net sales, increased from approximately 13% in fiscal 1996 to 15% in fiscal 1997. The increase in research and development expenses as a percentage of net sales is primarily attributable to the decrease in net sales.

Selling, general and administrative expenses for fiscal 1997 decreased by $3.6 million or 15% compared to fiscal 1996 due primarily to reduced headcount. As a percentage of net sales, selling, general and administrative expenses increased from approximately 20% of net sales in fiscal 1996 to 23% of net sales in fiscal 1997. The increase as a percentage of sales is due primarily to the decrease in net sales.

The Company incurred $1.2 million in compensation expenses related to the acquisition of Startech during fiscal 1997. (See Liquidity and Capital Resources and Note 8 to Notes to Consolidated Financial Statements).

Net interest income during fiscal 1997 decreased to $2.3 from the $3.1 million reported in fiscal 1996 due to lower average investment rates as well as lower levels of cash and short-term investments in fiscal 1997.

The Company reported a loss for fiscal 1997 and recorded an effective income tax benefit of 27% compared to the federal statutory rate of 35%, due primarily to expenses without tax benefit and state income taxes. The tax rate was offset, in part, by tax advantaged investment income and tax savings generated by use of the Company's foreign sales corporation.

Net income (loss) was ($9.2) million and $13.6 million for fiscal 1997 and 1996, respectively. Excluding the effects of restructuring and other acquisition related expenses, the Company's net income would have been $4.2 million ($0.45 per share) compared to $15.5 million ($1.56 per share) in fiscal 1996 (excluding the effects of the write-off of in-process research and development and other acquisition related expenses).

To date, inflation has not had a significant impact on the Company's operating results.

FISCAL 1996 VS FISCAL 1995

Net sales during fiscal 1996 were approximately $125.8 million compared to $159.5 million in fiscal 1995, a decrease of approximately 21%. The decrease reflects the elimination of sales of second source consumer product revenues and discontinued hard disk drive products totaling approximately $51.8 million.
Such decrease was offset, in part by increased sales of integrated circuits for use in data acquisition products. In addition, the Company benefited from the sale of personal computer and pressure sensor products as a result of the Startech and SMI acquisitions.

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

As a result of the discontinuation of the mass storage product line, the Company incurred a one-time charge to operations of approximately $1.2 million.

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

                               QUARTERLY RESULTS

The following table contains selected unaudited quarterly financial data for the fiscal years ended March 31, 1997 and 1996. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.


                               QUARTERLY RESULTS
                             (THREE MONTHS ENDED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

               MARCH    DEC.    SEPT.   JUNE    MARCH   DEC.   SEPT.   JUNE
                 31,     31,      30,     30,     31,    31,     30,    30,
               1997    1996     1996    1996    1996   1995    1995   1995

STATEMENT OF
INCOME DATA
Net sales     $22,645 $21,819  $22,689 $25,190 $28,938 $30,217 $31,681 $34,930
Cost of sales  16,925  12,952   12,544  13,038  14,868  15,219  14,232  17,898
Gross profit    5,720   8,867   10,145  12,152  14,070  14,998  17,449  17,032
Research and
 development    3,619   3,340    3,526   3,422   3,937   4,279   4,040   3,860
Selling,
 general,
 and
 adminis-
 trative        5,249   4,864    5,255   5,928   6,465   6,313   6,025   6,108
Goodwill
 amortization     343     344      343     344     343     343     344     285
Restructuring
 and other
 charges       14,344      --       --      --      --     --      --      --
One-time
 charges
 relating to
 discontinued
 operations       --       --       --      --      --     --      --    1,155
Write-off of
 in-process
 research
 and
 development
 and
 acquisition
 related
 expenses         700     500      --      --   (1,097)   --      --     2,390
Operating
 income
 (loss)       (18,535)   (181)   1,021   2,458   4,422   4,063   7,040   3,234
Other income,
 net              633     529      610     936     497     927   1,170     927
Income (loss)
 before
 income
 taxes        (17,902)    348    1,631   3,394   4,919   4,990   8,210   4,161
Income taxes   (5,605)    245      701   1,327   1,546   1,893   2,832   2,427
Net income
 (loss)      $(12,297)   $103     $930  $2,067  $3,373  $3,097  $5,378  $1,734
Net income
 (loss)
 per share   $  (1.34)  $ .01     $.10  $  .23  $  .37  $  .31  $  .52  $  .17
Shares used
 in
 computation    9,158   9,185    9,068   9,104   9,153  10,107  10,411  10,030

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company is currently transferring its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video imaging, communications and silicon sensor markets and, therefore, has eliminated certain product offerings. The semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically results in shortages of wafer fabrication capacity. The Company's ability to meet customer future demand is dependent upon obtaining sufficient supply of products. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, and the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis. Exar's future operating results could be adversely affected by a downturn in this market or by the failure of one or more of its customers to compete successfully in such market. The markets for components used in personal computer and consumer electronics products are extremely price competitive.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended March 31, 1997, 1996 and 1995, the Company financed its operations primarily from existing cash and short-term investments and cash flows from operations.

At March 31, 1997, the Company had $53.5 million in cash and short-term investments. The Company also has short-term, unsecured, lines of credit under which it may borrow up to $17.5 million, none of which was being utilized at March 31, 1997. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $35 million in support of its foreign currency transactions. At March 31, 1997, the Company had no outstanding foreign currency forward contracts.

During the first quarter of fiscal 1995, the Company acquired Origin and Micro Power for approximately $24.1 million in cash. On March 31, 1995, the Company completed the acquisition of Startech in exchange for a combination of cash and common stock valued at $13.2 million. In June 1995, the Company acquired SMI in exchange for 43,334 shares of common stock and the conversion to equity of $1.25 million of loans previously granted to SMI. Certain of the purchase agreements include provisions for adjustments to the final purchase price and/or include deferred compensation arrangements which may result in additional payments of up to $2.6 million over the next four years, in some combination of cash and common stock.

In April 1997, the Company made an additional equity investment in IC Works of $3 million.

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

ITEM 8.   FINANCIAL STATEMENTS

Independent Auditors' Report

Board of Directors and Stockholders
Exar Corporation:

We have audited the accompanying consolidated balance sheet of Exar Corporation and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended March 31, 1997 listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries as of March 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
San Jose, California
April 30, 1997

Independent Auditors' Report

Board of Directors and Stockholders
Exar Corporation:

We have audited the accompanying consolidated balance sheet of Exar Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the two-year period ended March 31, 1996. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exar Corporation and subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP
Palo Alto, California
May 2, 1996

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    1997      1996

ASSETS

CURRENT ASSETS:
  Cash and equivalents                              $48,479  $ 49,302
  Short-term investments                              5,053     2,981
  Accounts receivable, net of allowances of
   $3,158 and $2,692                                 13,644    19,319
  Inventories                                         7,276    18,065
  Prepaid expenses and other                          3,225       582
  Deferred income taxes                               5,985     5,697


               Total current assets                  83,662    95,946

PROPERTY, PLANT, AND EQUIPMENT, Net                  32,823    34,185
GOODWILL, net of accumulated amortization of
 $3,469 and $2,095                                    3,211     5,026
OTHER ASSETS                                          5,841     3,917


TOTAL ASSETS                                     $  125,537  $139,074



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $    8,818  $ 12,680
  Accrued compensation and related benefits           5,277     4,247
  Other accrued expenses                                745     1,469

               Total current liabilities             14,840    18,396

COMMITEMNTS AND CONTINGENCIES (See Note 10)                -         -
DEFERRED INCOME TAXES                                     -     1,852
LONG-TERM OBLIGATIONS                                   880       979

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000
   shares authorized;
     no shares outstanding                                -         -
  Common stock; $.0001 par value; 25,000,000
   shares authorized;
     10,123,076 and 9,918,371 shares issued          80,072    77,688
  Cumulative translation adjustments                   (292)      200
  Retained earnings                                  44,182    53,379
  Treasury stock; 977,766 and 927,766 shares of
   common stock at cost                             (14,145)  (13,420)

               Total stockholders' equity           109,817   117,847


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  125,537  $139,074

See notes to consolidated financial statements.


EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (IN THOUSANDS, EXCEPT
PER SHARE AMOUNTS)

                                          1997      1996     1995


NET SALES                                $92,343  $125,766  $159,472

COST AND EXPENSES:
  Cost of sales                           50,829    62,217    97,500
  Cost of sales - inventory write-off      4,631         -         -
  Research and development                13,907    16,116    14,375
  Selling, general and administrative     21,296    24,911    23,980
  Goodwill amortization                    1,374     1,315       780
  Restructuring and other charges         14,344         -         -
  Write-off of in-process research and
   development and other acquisition
    related expenses                       1,200     1,293    27,826
  Discontinued product line                    -     1,155         -

               Total costs and expenses  107,581   107,007   164,461

INCOME (LOSS) FROM OPERATIONS            (15,238)   18,759    (4,989)

OTHER INCOME (EXPENSE):
  Interest income                          2,382     3,266     2,471
  Interest expense                           (85)     (156)      (99)
  Other, net                                 412       411       606

               Total other income, net     2,709     3,521     2,978

INCOME (LOSS) BEFORE INCOME TAXES        (12,529)   22,280    (2,011)

BENEFIT (PROVISION) FOR INCOME TAXES       3,332    (8,698)   (9,073)

NET INCOME (LOSS)                        $(9,197)  $13,582  $(11,084)

  Net income (loss) per share            $ (1.01)  $  1.37  $  (1.25)

SHARES USED IN COMPUTING PER SHARE
  AMOUNTS                                  9,071     9,925     8,835

See notes to consolidated financial
statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                        Common Stock     Treasury Stock
                                       Shares   Amount   Shares    Amount

BALANCES, April 1, 1994            10,376,142   77,792  (1,727,052)  (23,645)

Stock issued in connection with
acquisitions                          349,587    8,750
Exercise of stock options             246,661    2,566
Income tax benefit from stock options
exercised and sold                                 739
Stock issued under Employee Stock
Participation Plan                     63,728    1,015
Retirement of treasury stock       (1,727,052) (23,645)  1,727,052    23,645
Translation adjustment
Net loss

BALANCES,  March 31, 1995           9,309,066   67,217        -         -

Stock issued in connection with
acquisitions                           43,334    1,150
Exercise of stock options             488,222    6,110
Income tax benefit from stock options
exercised and sold                               1,990
Stock issued under Employee Stock
Participation Plan                     77,749    1,221
Acquisition of treasury stock                             (927,766)  (13,420)
Translation adjustment
Net income

BALANCES,  March 31, 1996            9,918,371  77,688    (927,766)  (13,420)

Exercise of stock options              117,837   1,240
Income tax benefit from stock options
exercised and sold                                 110
Stock issued under Employee Stock
Participation Plan                      86,868   1,034
Acquisition of treasury stock                              (50,000)     (725)
Translation adjustment
Net loss

BALANCES,  March 31, 1997           10,123,076 $80,072    (977,766) $(14,145)

EXAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          Cumulative                Total
                                         Translation   Retained   Stockholders'
                                         Adjustments   Earnings     Equity

BALANCES,  April 1, 1994                $    350       $ 50,881       105,378

Stock issued in connection with
acquisitions                                                            8,750
Exercise of stock options                                               2,566
Income tax benefit from stock options
exercised and sold                                                        739
Stock issued under Employee Stock
Participation Plan                                                      1,015
Retirement of treasury stock                                                -
Translation adjustment                       332                          332
Net loss                                                (11,084)      (11,084)

BALANCES,  March 31, 1995                    682         39,797       107,696

Stock issued in connection with
acquisitions                                                           1,150
Exercise of stock options                                              6,110
Income tax benefit from stock options
exercised and sold                                                     1,990
Stock issued under Employee Stock
Participation Plan                                                     1,221
Acquisition of treasury stock                                        (13,420)
Translation adjustment                      (482)                       (482)
Net income                                               13,582       13,582

BALANCES,  March 31, 1996                    200         53,379      117,847

Exercise of stock options                                              1,240
Income tax benefit from stock options
exercised and sold                                                       110
Stock issued under Employee Stock
Participation Plan                                                     1,034
Acquisition of treasury stock                                           (725)
Translation adjustment                      (492)                       (492)
Net loss                                                 (9,197)      (9,197)


BALANCES,  March 31, 1997                  $(292)        44,182     $109,817

See notes to consolidated financial
statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (IN
THOUSANDS)

                                                     1997    1996     1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $(9,197)  $13,582  $(11,084)
  Reconciliation of net income (loss) to net cash
  provided by operating activities:
      Depreciation and amortization                 6,491     5,627     5,725
      Write-down of equipment                      11,382         -         -
      Provision for doubtful accounts and sales
       returns                                        464       203       626
      Write-off of in process research and
       development                                      -       905    27,826
      Deferred income taxes                       (5,050)     1,575      (531)
      Changes in operating assets and
      liabilities:
        Accounts receivable                         5,211    10,354      (849)
        Inventories                                10,789       718      (267)
        Prepaid expenses and other                (2,643)       844       364
        Accounts payable                          (3,862)   (14,841)    5,009
        Accrued compensation and related benefits   1,030    (1,092)   (1,165)
        Other accrued expenses                      (724)      (539)   (4,438)
        Income taxes payable                            -    (1,817)    1,671

            Net cash provided by operating
             activities                            13,891    15,519    22,887

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of building                                  -   (13,358)        -
  Purchases of equipment and leasehold
   improvements                                   (14,696)   (2,518)   (6,798)
  Purchases of short-term investments             (11,072)   (4,049)   (6,450)
  Proceeds from maturities of short-term
   investments                                      9,000     6,202     8,316
  Purchases of long-term investments                    -    (4,500)        -
  Proceeds from sales of long-term investments          -     2,760         -
  Other assets                                        986      (857)   (1,228)
  Acquisitions, net of cash acquired                    -      (355)  (26,357)

       Net cash used in investing activities      (15,782)  (16,675)  (32,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            2,384     7,331     3,581
  Long-term obligations                               (99)        -       346
  Acquisition of treasury stock                      (725)  (13,420)        -

            Net cash provided by (used in)
            financing activities                    1,560    (6,089)    3,927

EFFECT OF EXCHANGE RATE CHANGES ON CASH              (492)     (482)      332

NET DECREASE IN CASH AND EQUIVALENTS                 (823)   (7,727)   (5,371)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR          49,302    57,029    62,400

CASH AND EQUIVALENTS AT END OF YEAR               $48,479  $ 49,302  $ 57,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                      $ 2,750  $  7,275  $  7,857


See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

1.   BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS - Exar Corporation (Exar or the Company) designs, develops, and markets analog and mixed-signal application-specific integrated circuits for use in communications, video and imaging, silicon microstructures and other selected products. Principal markets include North America, Asia, Europe and other countries.

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

     SHORT-TERM INVESTMENTS - The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally, such investments have contractual maturities of less than one year. The Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. As of March 31, 1997 and 1996, there were no significant differences between the fair market value and the underlying cost of such investments. At March 31, 1997, short term investments consisted of government agency securities of $2,000,000, auction rate securities of $2,000,000 and mutual fund investments of $1,053,000. At March 31, 1996, short-term investments consisted of auction-rate securities of $2,000,000 and money market and mutual fund investments of $981,000.

     INVENTORIES - Inventories are stated at the lower of standard cost (first-in, first-out method) or market, which approximates actual cost.

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

     LONG LIVED ASSETS - On April 1, 1995 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" This statement requires long-lived assets to to be evaluated for impairment whenever events or changes in circumsatnces indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

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

     NET INCOME (LOSS) PER SHARE - Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding. Common share equivalents reflect the dilutive effect of outstanding stock options. Net loss per share excludes common equivalent shares, as their effect is anti-dilutive.

     FOREIGN CURRENCY - The functional currency of each of the Company's foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income. Net foreign currency transaction gains were $153,000, $347,000, and $511,000 in 1997, 1996, and 1995, respectively.

     The Company enters into foreign currency exchange contracts from time-to-time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company's financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At March 31, 1997, there were no such foreign currency exchange contracts outstanding.

     FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable and cash and short-term investments. The majority of the Company's sales are derived from manufacturers in the computer, communications and electronic imaging industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Approximately 21% of net accounts receivable at March 31, 1997 relates to sales to customers in Japan. The Company's policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of financial instruments have been determined by the Company, using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company's financial instruments at March 31, 1997 and 1996 was not materially different from the values presented in the consolidated balance sheets.

     RECLASSIFICATIONS - Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   INVENTORIES

     Inventories at March 31 consisted of the following:
                                                   1997      1996
                                                   (In thousands)

          Raw materials                           $    -      $ 762
          Work in process                          4,987     11,563
          Finished goods                           2,289      5,740


          Total                                   $7,276    $18,065


3.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31 consisted of the following:

                                                   1997      1996
                                                   (In thousands)

          Land                                    $6,561    $6,561
          Building                                13,433    13,358
          Machinery and equipment                 44,072    44,382
          Leasehold improvements                      48        55
          Construction in progress                 1,376       852

                                                  65,490    65,208

          Accumulated depreciation and
            amortization                         (32,667)  (31,023)

          Total                                  $32,823   $34,185

4.   BORROWING ARRANGEMENTS

     The Company has a short-term, unsecured, bank line of credit under which it may borrow up to $17,500,000 through January 31, 1998. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $35,000,000 in support of its foreign currency transactions. Interest rates are based on the federal funds rate (5.5% at March 31, 1997) plus .375%. At March 31, 1997, no amounts were outstanding under these credit arrangements.

5.   INCOME TAXES

     The provision (benefit) for income taxes for the years ended March 31 consisted of the following:

                                         1997      1996      1995
                                              (In thousands)
          Current:
             Federal                    $1,112    $4,063    $6,317
             State                         278       736     1,704
             Foreign                       218       334       568

                                         1,608     5,133     8,589
          Deferred:
             Federal                    (4,090)    1,167      (172)
             State                        (960)      221      (359)
             Foreign                       -         187        -

                                        (5,050)    1,575      (531)

          Charge in lieu of taxes
          attributable to employee
          stock plans                      110     1,990     1,015

          Total                        $(3,332)   $8,698    $9,073

     Consolidated pretax income (loss) includes foreign income (loss) of approximately $(52,000), $758,000, and $1,066,000 in 1997, 1996, and 1995,
     respectively.

     Current net deferred tax assets at March 31, 1997 and 1996 were $5,985,000 and $5,697,000, respectively. Non-current net deferred tax assets at March 31, 1997 of $2,910,000 are included in other assets within the accompanying balance sheet. Significant components of the Company's net deferred tax asset at March 31, 1997 and 1996 are as follows:

                                                   1997      1996
          Deferred tax assets:                     (In thousands)

           Write-down of fixed assets             $4,705    $   -
           Reserves and accruals
             not currently deductible              4,089    3,128
           Net operating loss and tax
             credit carryforwards                  1,864    1,947
          State income taxes                          28      567
           Other                                       4       55

                 Total deferred tax assets        10,690    5,697


          Deferred tax liabilities:
           Depreciation                           (1,270)  (1,473)
           Other                                    (525)    (379)

                 Total deferred tax liabilities   (1,795)  (1,852)

          Net deferred tax assets                 $8,895   $3,845


     No valuation allowance for deferred tax assets was required for the years ended March 31, 1997 and 1996 as management believes it is more likely than not that the Company will generate sufficient taxable income to realize its deferred tax assets.

     The Company has net operating loss and tax credit carryforwards of approximately $4,975,000 for federal income tax purposes, which are available to offset future taxable income through 2012. Current federal and California tax law includes provisions limiting the use of net operating loss and tax credit carryforwards in the event of certain changes in ownership, as defined. The Company's ability to utilize its net operating loss and tax credit carryforwards could be limited according to these provisions.

     The following summarizes differences between the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision (benefit) for income taxes for each of the years ended March 31:

                                         1997       1996     1995
                                               (In thousands)

     Income tax (benefit) provision
       at statutory rate                $(4,385)  $7,798    $(704)
     Amortization and write-off
       of goodwill                          770      460      273
     State income taxes,
       net of federal income tax benefit    606    1,091      954
     Write-off of in-process
       research and development               -      317    9,739
     Benefit from utilization of
       net operating losses                   -        -      (70)
     Tax-exempt interest income             (60)     (95)    (168)
     Benefit of acquired net
       operating losses not
       previously recognized                (70)       -     (574)
     Benefit of foreign
       sales corporation                   (490)    (533)    (541)
     Foreign income taxed at
       rates higher than
       U.S. tax rates                         -       68      175
     Other, net                             297     (408)     (11)

     Total                              $(3,332)  $8,698   $9,073

     The California income tax authorities may propose to assess income taxes using the unitary taxation method for some or all of the fiscal years 1986 to 1990, which remain open to examination under the statute of limitations. This taxation method has the effect of apportioning taxable income of a former foreign majority stockholder of the Company to Exar and could possibly result in additional state income tax liability if successfully asserted. The California income tax authorities have assessed Exar for income taxes under the unitary taxation method for the years 1980 through 1985. Such assessments have been paid or accrued as of March 31, 1997. However, management believes the unitary taxation method is inappropriate for the Company and has filed refund claims or protests with respect to such amounts.

6.   EMPLOYEE BENEFIT PLANS

     EXAR SAVINGS PLAN - The Exar Savings Plan covers substantially all employees of the Company. The Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. Exar made contributions of $373,000, 721,000 and $385,000, during 1997, 1996 and 1995, respectively.

     INCENTIVE COMPENSATION PLANS - The Company's incentive compensation plans provide for incentive awards for substantially all employees of the Company based upon the achievement of specified operating and performance results. Incentive awards totaled $547,000, $478,000, and $400,000, for 1997, 1996 and 1995, respectively. The Company's incentive plans may be amended or discontinued at the discretion of the Board of Directors.

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

     After the Distribution Date, the Board may exchange the rights at an exchange ratio of one common share or one one-hundredth of a preferred share per right. Otherwise, each holder of a right, other than rights beneficially owned by the acquiring entity or person (which will thereafter be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the right. The rights will expire on December 15, 2005.


     EMPLOYEE STOCK PARTICIPATION PLAN - Exar is authorized to issue 1,000,000 shares of common stock under its Employee Stock Participation Plan (the Plan). The Plan permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three month offering period. Shares purchased by and distributed to participating employees were 86,868 in 1997, 77,749 in 1996, and 63,728 in 1995 at weighted average prices of $11.90, $15.76 and $19,57, respectively. The weighted average fair value of the fiscal 1997 and 1996 awards was $3.67 and $7.35 per share, respectively.

     The Company has reserved 520,779 shares of common stock for future issuance under its Employee Stock Participation plan.

     STOCK OPTION PLANS - Exar has a Stock Option Plan and a Non-Employee Directors' Stock Option Plan. Under these plans, the Company may grant options to purchase up to 2,076,056 and 150,000 shares of common stock, respectively. Options are granted at fair market value on the date of grant. Options are generally exercisable in four equal annual installments commencing one year after the date of grant and generally expire seven years from the grant date.

     Option activity for both plans is summarized as follows:
                                                     Outstanding Options
                                                          Exercise
                                            Number of    Price per
                                              Shares       Share

 Outstanding, April 1, 1994                1,447,710       $13.87

   Options granted                           519,500        18.57
   Options exercised                        (246,661)       10.43
   Options canceled                         (121,644)       14.42

 Outstanding, March 31, 1995
    (338,983 exercisable at a
     weighted average price of $13.95)     1,598,905        15.72
   Options granted
     (weighted average fair
       value of $11.00)                      758,600        23.62
   Options exercised                        (373,400)       13.45
   Options canceled                         (373,027)       26.48

 Outstanding, March 31, 1996
    (427,783 exercisable at a
     weighted average price of $15.63)     1,611,078        17.52
   Options granted
    (weighted average fair value
     of $7.92)                               874,000        15.25
   Options exercised                         (82,050)        9.92
   Options canceled                         (481,643)       19.81

 Outstanding, March 31, 1997               1,921,385       $16.22

     At March 31, 1997, 254,006 options were available for future grant under both plans.

                            Options Outstanding       Options Exercisable
                                   Weighted
                                   Average
                                  Remaining   Weighted               Weighted
         Range of       Number    Contractual Average   Number        Average
     Exercise Prices Outstanding  Life (years) Price Exercisable  Exercise Price
     $  4.84-$ 12.42    76,988      1.76     $ 9.82     76,988         $9.82
       12.63-  14.09   240,387      4.22      13.11    126,312         13.25
       14.25-  14.88   506,350      6.48      14.43     15,925         14.88
       15.00-  16.59   438,352      5.93      16.01     58,902         15.98
       17.00-  17.92   498,726      4.05      17.36    295,962         17.34
       18.17-  37.25   160,582      4.97      26.61     71,500         24.07
     $  4.84-$ 37.25 1,921,385      5.12      16.22    645,589         16.20

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS
     123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.5 to 7.2 years; stock volatility, 35% in 1997 and 49% in 1996; risk free interest rates, 6.9% in 1997 and 6.8% on 1996; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $(10,544,000) million ($(1.16) per share) in 1997 and net income would have been $13,049,000 ($1.32 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma amounts are not indicative of future period pro forma amounts, when the calculation will apply to all applicable stock options.

     OTHER OPTIONS - In connection with the acquisition of Startech Semiconductor Inc. (see Note 8), the Company assumed outstanding Startech options which converted into options to purchase 150,323 shares of Exar common stock for $21.50 per share. Unexercised options expired in December 1996.

     Activity for these options is summarized as follows:
                                             Outstanding Options


                                                     Weighted Average
                                                         Exercise
                                            Number of   Price per
                                              Shares      Share

       Outstanding, April 1, 1995            150,323       $11.34
             Options exercised              (117,795)        9.89
       Outstanding, March 31, 1996            32,578        15.55


             Options exercised               (32,578)       15.55
       Outstanding, March 31, 1997              -            $ -


8.   ACQUIRED COMPANIES

     In May 1994, the Company acquired all of the outstanding common stock of Origin Technology, Inc., ("Origin") for $1.4 million in cash and invested an additional $1.0 million in newly issued common stock of Origin. The purchase agreement includes provisions for additional payments to the selling shareholders of up to $1.5 million through 1999 based on Origin's future operating performance. Such contingent payments were accrued and included in long-term liabilities at March 31, 1995. In 1996, the Company reversed the $1.5 million accrual as Origin's operating results did not meet performance objectives pursuant to the purchase agreement.

     In June 1994, the Company acquired all of the outstanding common stock of Micro Power Systems, Inc., ("MPS") for $21.7 million in cash.

     On March 31, 1995, the Company acquired all of the outstanding common stock of Startech Semiconductor, Inc., ("Startech") in exchange for 349,587 shares of common stock, the assumption of Startech's outstanding stock options with an aggregate value of $8,750,000, and cash of $4,450,000. The Company may be required to pay up to an additional $1,098,000 in deferred compensation to certain key employees of Startech through March 1998. The Company paid $1,150,000 and $388,000 related to Startech's deferred compensation arrangement during 1997 and 1996, respectively.

     In June 1995, the Company acquired Silicon Microstructures, Inc., ("SMI") in exchange for 43,334 shares of common stock, the conversion to equity of $1,250,000 of loans previously granted to SMI and acquisition related costs of $355,000. In addition, the Company may be required to issue up to $1,500,000 in additional shares based on SMI's future operating performance over the next four years.

     For accounting purposes, the acquisitions have been accounted for as purchases. Accordingly, the results of operations include the operations of the acquired companies subsequent to their respective dates of acquisition. As a result of these transactions, the Company recorded approximately $7.1 million of goodwill which is being amortized over a period of five years. The remaining portion of the excess purchase price represented in-process research and development which was charged to operations (approximately $1.3 million in 1996, net of the $1.5 million Origin reversal discussed above, and approximately $27.8 million in 1995). Contingent consideration in connection with the Startech and SMI acquisitions has not been accrued and will be reflected in the Company's consolidated financial statements when issued or paid.

     Had the acquisitions been effective at the beginning of 1995, the impact would have been to increase revenues by $14.6 million, to increase operating loss by $503,000, and to decrease net loss by $125,000 ($.01 per share). The acquisition of SMI in fiscal 1996 did not had a significant impact on the Company's consolidated results of operations.

9.   RESTRUCTURING AND OTHER ONE-TIME CHARGES

     RESTRUCTURING

     In the fourth quarter of fiscal 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to off shore subcontractors,
     ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon sensor markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees, 24 of whom have been terminated through March 31, 1997; writing down inventory associated with product lines which are being discontinued; canceling certain facility leases and cancellation of contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products. These actions resulted in a charge of $5,345,000 to operating expenses and $4,631,000 to cost of goods sold. The charges include a non-cash charge of $8,454,000 and cash expenditures of $1,522,000. The following schedule summarized the restructuring and other one-time charges.

                                 Total
                              Restructuring                    Balance at
                                 Charge           Utilized   March 31, 1997
      Write-down of inventory    $4,631             $4,631       $   --
      Write-down of equipment     3,382              3,382           --
      Contract cancellations        684                394          290
      Write-down of goodwill        441                441           --
      Cancellation of leases        439                 --          439
      Payments to employees
        involuntarily terminated    399                204          195
      Total                      $9,976             $9,052         $924


     The Company expects that most of the contemplated restructuring action will be completed within the next twelve months and will be financed through cash.

     OTHER CHARGES

     During the fourth quarter of fiscal 1997, the Company incurred a charge of $9 million relating to the write-down of capital assets and investments made under the terms of a wafer production agreement and equity investment agreements with IC Works, Inc. ("IC Works"). The charge was estimated in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and reflects management's estimate of the net realizable value of the equipment and investment in IC Works. The Company terminated its 1995 wafer production agreement with the foundry due to dramatically changed market conditions for wafer pricing and availability, as well as the recent business redirection of Exar and delays in the commencement of anticipated production by the foundry. The amounts the Company will ultimately realize could differ materially from the estimated amounts.

10.  COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities were leased under lease agreements expiring through August 2001. Rent expense was $300,000, $1,058,000 and $1,200,000, for 1997, 1996, and 1995, respectively. The Company expensed all future lease obligations in 1997 as a part of the restructuring and other charges (see Note 9).

     In 1987, one of the Company's subsidiaries identified low-level groundwater contamination at its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying consolidated financial statements include the Company's share of estimated remaining remediation costs of approximately $900,000 as of March 31, 1997.

     The Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, liquidity or cash flows.

11.  GEOGRAPHIC AREA INFORMATION

     The Company and its subsidiaries market products in the United States and in foreign countries. The Company's foreign operations consist primarily of its wholly owned subsidiaries in Japan and the United Kingdom.

     Identifiable assets represent assets used in the Company's operations in each geographic area.
     Geographic financial information for each year is as follows:

                                         1997      1996      1995
                                              (In thousands)
          Net sales:
               United States           $53,374    $56,030   $62,344
               Export sales to
                Japan and Asia          13,160     34,354    22,674
               Export sales to
                western Europe          15,144     14,280    11,653
               Export sales to
                rest of world            1,200      1,847     1,347
               Japan                     9,465     19,061    60,862
               Western Europe                -        194       592
                                       $92,343   $125,766   $159,472


          Income (loss) from
            operations:
               United States           $(15,153)  $18,105    $(5,253)
               Japan                       (143)      559         66
               Western Europe                58        95        198
                                       $(15,238)  $18,759    $(4,989)


          Identifiable assets:


               United States           $119,997  $127,735  $121,358
               Japan                      5,739     9,884    27,437
               Western Europe             1,596     1,455     1,285
                                       $127,332  $139,074  $150,080

12.  RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier
application is not permitted.   SFAS 128 replaces current EPS reporting
requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $1.43 for the year ended March 31, 1996. Diluted EPS for the year ended March 31, 1996 would not have been significantly different than primary EPS currently reported for the period. Basic and diluted EPS for the year ended March 31, 1997 would not have been significantly different than EPS currently reported for the period.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Market. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that, during the fiscal year ended March 31, 1997, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:
                                                  Form 10K
                                                  Page No.

          Independent Auditors' Report               23-24

          Consolidated Balance Sheets
             March 31, 1997 and 1996                 25

          Consolidated Statements of Operations
             for the years ended
             March 31, 1997, 1996 and 1995           26

          Consolidated Statements of
             Stockholders' Equity
             for the years ended
             March 31, 1997, 1996, and 1995          27

          Consolidated Statements of Cash Flows
             for the years ended
             March 31, 1997, 1996 and 1995           28

          Notes to Consolidated Financial
             Statements                              29-39

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 1997, 1996 and 1995 are filed as part of this Form 10-K:
                                                  Form 10K
                                                  Page No.

          II   Valuation and Qualifying Accounts     45
               and Reserves

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

          Exhibit   Exhibit
          Footnote  Number    Description

          (d)       2.1       Agreement and Plan of Reorganization
                              Dated June 3, 1994

          (d)       2.2       First Amendment to Agreement and Plan of
                              Reorganization Dated March 31, 1995

          (c)       3.1       Restated Certificate of Incorporation of the
                              Company.

          (c)       3.2       Bylaws of the Company, as amended.

                    4.1       Reference is made to Exhibits 3.1 and 3.2.

          (a)*      10.1      1986 Directors' Stock Option Plan of the Company,
                              as amended, and related forms of stock option grant and exercise.

          (b)*      10.2      1989 Employee Stock Participation Plan of the
                              Company and related Offering.

          (c)*      10.3      1991 Stock Option Plan of the Company and related
                              forms of stock option grant and exercise.

          (c)*      10.4      1991 Non-Employee Directors' Stock Option Plan of
                              the Company and related forms of stock option grant and exercise.

          (*)       10.5      Key Employee Quarterly Cash Profit Sharing
                              Incentive Program.

          (*)       10.6      Fiscal  1997 Executive Incentive Program.

                    11.1      Statement Re Computation of Per Share Earnings.

                    21.1      Subsidiaries of the Company.

                    23.1      Consent of Independent Auditors' - Deloitte &
                              Touche LLP

                    23.2      Consent of Independent Auditors' - KPMG Peat
                              Marwick LLP

                    24.1 Power of Attorney. Reference is made to the signature page.

                    27.1      Financial Data Schedule

          (a) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 and incorporated herein by reference.

          (b) Filed as an exhibit to the Company's report on Form 8-K, filed with the Commission on January 19, 1990 and incorporated herein by reference.

          (c) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

          (d) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

          * Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K with the Commission on February 7, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:/s/Donald L. Ciffone, Jr.
Donald L. Ciffone, Jr.
Chief Executive Officer, President and Director
Date:  June 28, 1997

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald W. Guire and Donald L. Ciffone, Jr., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                      Date

/s/Donald L. Ciffone,Jr.      Chief Executive Officer, President
(Donald L. Ciffone Jr.)       and Director                       June 28, 1997

/s/ Ronald W. Guire           Executive Vice President,
(Ronald W. Guire)             Chief Financial Officer            June 28, 1997
                              Secretary and Director
                              (Principal Financial and Accounting Officer)

/s/ Raimon L. Conlisk         Director and Chairman of the Board June 28, 1997
(Raimon L. Conlisk)

/s/James E. Dykes             Director                           June 28, 1997
(James E. Dykes)

/s/George E. Grega            Director                           June 28, 1997
(George E. Grega)

/s/ George D. Wells           Director                           June 28, 1997
(George D. Wells)