Form 10-Q
period 1997-06-30
EXAR CORP
filed 1997-08-14
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1997

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

Class                              Outstanding at July 31,1997

Common Stock, .0001 par value      9,292,050 shares net of treasury shares


                               TABLE OF CONTENTS

                                                                    Page


PART I      FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements..............3-5

            Notes to Condensed Consolidated Financial Statements.....6-7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................8-10

PART II     OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K..........................11

            Signatures................................................12
EXHIBITS

            Exhibit 11.1..............................................14

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                      JUNE 30,  MARCH 31,
                                                        1997       1997

ASSETS                                               (Unaudited)

CURRENT ASSETS:
  Cash and equivalents                                   $48,943   $48,479
  Short-term investments                                   5,068     5,053
  Accounts receivable, net                                13,962    13,644
  Inventories                                              7,951     7,276
  Prepaid expenses and other                               2,571     3,225
  Deferred income taxes                                    5,985     5,985

               Total current assets                       84,480    83,662

PROPERTY AND EQUIPMENT, Net                               33,045    32,823
GOODWILL, Net                                              2,918     3,211
OTHER ASSETS                                               8,791     5,841

TOTAL ASSETS                                            $129,234  $125,537

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $8,133    $8,818
  Accrued compensation and related benefits                5,297     5,277
  Other accrued expenses                                   1,388       745

               Total current liabilities                  14,818    14,840

LONG-TERM LIABILITIES                                        803       880

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000
   shares authorized;
   no shares outstanding                                      -         -
  Common stock; $.0001 par value; 25,000,000 shares
   authorized;
   10,255,903 and 10,123,076 shares outstanding           81,828    80,072
  Cumulative translation adjustments                         266     (292)
  Retained earnings                                       45,664    44,182
  Treasury stock; 977,766 shares of common stock at
   cost                                                 (14,145)  (14,145)

               Total stockholders' equity                113,613   109,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $129,234  $125,537

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                             THREE MONTHS ENDED

                                                  JUNE 30,

                                               1997         1996



NET SALES                                      $24,399      $25,190

COST AND EXPENSES:
  Cost of goods sold                            12,947       13,038
  Research and development                       3,774        3,422
  Selling, general and administrative            5,537        5,928
  Goodwill amortization                            292          344

               Total costs and expenses         22,550       22,732

OPERATING INCOME                                 1,849        2,458

OTHER INCOME:
  Interest income, net                             566          606
  Other, net                                        44          330

               Total other income, net             610          936

INCOME BEFORE INCOME TAXES                       2,459        3,394

INCOME TAXES                                       977        1,327

NET INCOME                                      $1,482       $2,067

NET INCOME PER SHARE                             $0.16        $0.23

COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                               9,458        9,104

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                               THREE MONTHS
                                                  ENDED

                                                  JUNE 30,
                                               1997     1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $1,482  $2,067
  Reconciliation of net income to net cash
   provided by operating activities:
      Depreciation and amortization              1,479   1,623
      Deferred income taxes                      -        (27)
      Changes in operating assets and
       liabilities:
        Accounts receivable                      (318)   1,954
        Inventories                              (675)   (188)
        Prepaid expenses and other                 654     284
        Accounts payable and other accrued
         expenses                                 (42) (4,591)
        Accrued compensation and related
         benefits                                   20     515
            Net cash provided by operating
             activities                          2,600   1,637

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          (1,408)   (819)
  Purchases of short-term investments             (15) (4,999)
  Purchases of long-term investments           (3,000)      -
  Other assets                                      50      84

            Net cash used in investing
             activities                        (4,373) (5,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term obligations                           (77)   -
  Proceeds from issuance of common stock         1,756     360

            Net cash provided by financing
             activities                          1,679     360


EFFECT OF EXCHANGE RATE CHANGES ON CASH            558    (60)

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                        464 (3,797)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD     48,479  49,302

CASH AND EQUIVALENTS AT END OF PERIOD          $48,943 $45,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:
  Cash paid for income taxes                       $70    $535

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1997 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

Exar designs, develops and markets analog and mixed-signal application specific integrated circuits for use in the communications, video and imaging, silicon microstructures and in other selected product areas. Principal markets include North America, Asia, Europe and other countries.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                     June 30,      March 31,
                       1997          1997

Work-in-process       $5,808       $4,987
Finished goods         2,143        2,289

                      $7,951       $7,276

NOTE 3.  NET INCOME PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding. Common share equivalents reflect the dilutive effect of outstanding stock options. In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate, at that time, earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, basic EPS and diluted EPS for the quarters ended June 30, 1997 and 1996 would not have been
significantly different than primary     EPS currently reported for the periods.

NOTE 4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission on June 30, 1997.

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

The Company has wholly-owned subsidiaries in Japan and the United Kingdom to support its sales operations in the Far East and Europe. The Company's business in Japan includes the sale of integrated circuits which are primarily for use in consumer electronics products.

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

In fiscal 1995, the Company acquired Origin Technology, Inc., Micro Power Systems, Inc., Startech Semiconductor, Inc., and in June 1995, the Company acquired Silicon Microstructures, Inc. The acquisitions provided the Company with product offerings that include data acquisition subsystems and other sophisticated electronic components for the document imaging, communications and silicon microstructures markets.

In the fourth quarter of fiscal 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to offshore sub-contractors, ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon sensor markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees, 29 of whom have been terminated through June 30, 1997; writing down inventory associated with product lines which are being discontinued; canceling certain facility leases and cancellation of contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products. These actions resulted in a charge of $5,345,000 to operating expenses and $4,631,000 to cost of goods sold in the fourth quarter of fiscal 1997. The charges included non-cash items of $8,454,000 and cash items of $1,522,000. During the first quarter of fiscal 1998, the Company utilized $238,000 cash related to the $924,000 accrued balance at March 31, 1997. The Company expects that most of the remaining contemplated restructuring action will be completed within the next nine months and will be financed through cash.

RESULTS OF OPERATIONS - Net sales for the first quarter of fiscal 1998 were approximately $24.4 million compared to $25.2 million for the corresponding period in fiscal 1997, a decrease of approximately 3%. This decrease reflects a decrease in net sales of the Company's video and imaging product line due primarily to the ramp down of a specific customer's imaging device. Such decrease was offset in part by increases in net sales of the communications and silicon microstructure product lines.

Cost of goods sold increased to approximately 53% of net sales for the first quarter of fiscal 1998 compared to 52% for the first quarter of fiscal 1997. The resulting decrease in gross margins is due primarily to manufacturing inefficiencies due to lower production volumes, which lead in part to the Company's decision, in the fourth quarter of fiscal 1997, to transfer its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses.

Research and development expenses in the first quarter of fiscal 1998 increased approximately 10% from the amount reported in the first quarter of fiscal 1997. As a percentage of net sales, expenditures for research and development increased from approximately 14% in the first quarter of fiscal 1997 to approximately 15% in the first quarter of fiscal 1998. The increase in research and development expenses is attributable primarily to increased spending on masks and other related costs for new product development.

Selling, general and administrative expenses for the first quarter of fiscal 1998 decreased approximately 7% from the amount reported in the first quarter of fiscal 1997. As a percentage of net sales, selling general and administrative expenses decreased from approximately 24% of net sales in the first quarter of fiscal 1997 to 23% of net sales in the first quarter of fiscal 1998. The decrease is primarily due to headcount decreases in this area.

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for the first three months of fiscal 1998 was approximately 40% compared with the federal statutory rate of 35% due to non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

To date, inflation has not had a significant impact on the Company's operating results.

In 1987, one of the Company's subsidiaries identified low-level groundwater contamination on its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying financial statements include the Company's approximately $.9 million share of estimated remediation costs.

LIQUIDITY AND CAPITAL RESOURCES - During the first three months of fiscal 1998, the Company financed its operations primarily from existing cash and short-term investments and cash flow from operations. At June 30, 1997, the Company had approximately $54.0 million of cash and short-term investments. In addition, the Company had available short-term, unsecured lines of credit totaling $17.5 million, none of which was being utilized at June 30, 1997. In addition, the Company has credit facilities with certain domestic and foreign banks under which it may borrow up to $35 million to support its foreign currency transactions. At June 30, 1997, the Company had no outstanding foreign currency forward contracts.

The Company made a $4.5 million minority equity investment in IC Works, Inc., a semiconductor manufacturer ("IC Works"), in February 1996. In April 1997, the Company made an additional equity investment in IC Works of $3 million.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS - The Company is currently transferring its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video imaging, communications and silicon sensor markets and, therefore, has eliminated certain product offerings. The semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically result in shortages of wafer fabrication capacity. The Company's ability to meet future demand for its products is dependent upon obtaining sufficient supply of raw materials and components. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis and other factors. Exar's future operating results could be adversely affected by a downturn in this market or by the failure of one or more of its customers to compete successfully in such market. The markets for components used in personal computer and consumer electronics products are extremely price competitive.

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

EXAR CORPORATION

By             /s/                     Date: August 11, 1997

               Donald L. Ciffone, Jr.
               President
               Chief Executive Officer

By             /s/                     Date:  August 11, 1997

               Ronald W. Guire
               Executive Vice President,
               Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                Page



11.1      Statement re Computation of Per Share
          Earnings.....................................14