Form 10-Q
period 1997-09-30
EXAR CORP
filed 1997-11-10
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q







[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1997

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

Class                             Outstanding at September 30, 1997

Common Stock, .0001 par value      9,347,056 shares net of treasury shares

                               TABLE OF CONTENTS
                                                                    Page

PART I      FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements..............3-5

            Notes to Condensed Consolidated Financial Statements.....6-7

  Item 2.   Management's Discussion and Analysis of
            Financial Conditionand Results of Operations............8-10

PART II     OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders...... 11

  Item 6.   Exhibits and Reports on Form 8-K..........................11

            Signatures................................................12
EXHIBITS

            Exhibit 11.1..............................................14


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, expect share amounts)

                                              SEPTEMBER 30,   MARCH 31,
                                                  1997        1997
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents                            $54,400      $48,479
  Short-term investments                            3,157        5,053
  Accounts receivable, net                         14,007       13,644
  Inventories                                       9,478        7,276
  Prepaid expenses and other                        1,275        3,225
  Deferred income taxes                             5,985        5,985

               Total current assets                88,302       83,662

PROPERTY, PLANT AND EQUIPMENT, net                 32,825       32,823
GOODWILL, net                                       2,625        3,211
OTHER ASSETS                                        8,599        5,841

TOTAL ASSETS                                     $132,351     $125,537

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other accrued expenses      $8,168       $9,563
  Accrued compensation and related benefits         6,822        5,277

               Total current liabilities           14,990       14,840

LONG-TERM OBLIGATIONS                                 807          880

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value;
   2,250,000 shares authorized;
    no shares outstanding                                -           -
  Common stock; $.0001 par value; 25,000,000
   shares authorized;
   10,324,822 and 10,123,076 shares
    outstanding                                    82,879       80,072
  Cumulative translation adjustments                  216        (292)
  Retained earnings                                47,604       44,182
  Treasury stock; 977,766 shares of common       (14,145)     (14,145)
   stock at cost

               Total stockholders' equity         116,554      109,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $132,351     $125,537

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,

                                          1997     1996    1997     1996



NET SALES                                 $25,935 $22,689 $50,334  $47,879

COSTS AND EXPENSES:
  Cost of sales                            13,335  12,544  26,282   25,582
  Research and development                  3,948   3,526   7,722    6,948
  Selling, general and
   administrative                           5,873   5,255  11,410   11,183
  Goodwill amortization                       293     343     585      687

     Total costs and expenses              23,449  21,668  45,999   44,400

OPERATING INCOME                            2,486   1,021   4,335    3,479

OTHER INCOME:
  Interest income, net                        704     596   1,270    1,202
  Other, net                                 (21)      14      23      344

     Total other income, net                  683     610   1,293    1,546

INCOME BEFORE INCOME TAXES                  3,169   1,631   5,628    5,025

INCOME TAXES                                1,229     701   2,206    2,028

NET INCOME                                 $1,940    $930  $3,422   $2,997

NET INCOME PER SHARE                        $0.20   $0.10   $0.36    $0.33

SHARES USED IN COMPUTATION                  9,812   9,068   9,635    9,086

See notes to condensed consolidated
financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED COMSOLIDATED STATEMENTS OF CASH FLOWS            SIX MONTHS ENDED
(Unaudited) (In thousands)                                  SEPTEMBER 30,

                                                             1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $3,422     $2,997
  Reconciliation to net cash provided by operating
   activities:
      Depreciation and amortization                          2,937      3,129
      Deferred income taxes                                      --       (30)
      Changes in operating assets and liabilities:
        Accounts receivable                                   (363)     1,913
        Inventories                                         (2,202)     1,181
        Prepaid expenses and other                           1,950     (1,137)
        Accounts payable and other accrued expenses         (1,395)    (5,402)
        Accrued compensation and related benefits            1,545        269

            Net cash provided by operating activities        5,894      2,920

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (2,353)   (12,238)
  Purchases of short-term investments                         (104)       (16)
  Sales of short-term investments                            2,000         --
  Purchases of long-term investments                        (3,000)        --
  Other assets                                                 242         86

            Net cash used in financing activities           (3,215)   (12,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term obligations                                        (73)        --
  Proceeds from issuance of common stock                     2,807        380

            Net cash provided by financing activities        2,734        380

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        508          4

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              5,921     (8,864)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                 48,479     49,302

CASH AND EQUIVALENTS AT END OF PERIOD                      $54,400    $40,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                  $144     $2,250

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1997 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

Exar designs, develops and markets analog and mixed-signal application specific integrated circuits for use in the communications, video and imaging, silicon microstructures and in other selected product areas. Principal markets include North America, Asia, Europe and other countries.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                                              September 30,   March 31,
                                                  1997          1997

Work-in-process                               $  6,779       $  4,987
Finished goods                                   2,699          2,289

                                              $  9,478       $  7,276


NOTE 3.  NET INCOME PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding. Common share equivalents reflect the dilutive effect of outstanding stock options. In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate, at that time, earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, basic EPS and diluted EPS for the quarter and six months ended September 30, 1997 and 1996 would not have been significantly different than primary EPS currently reported for such periods.

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

In the fourth quarter of fiscal 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to offshore sub-contractors, ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon sensor markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees, 29 of whom have been terminated through September 30, 1997; writing down inventory associated with product lines which are being discontinued; canceling certain facility leases and cancellation of contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products. These actions resulted in a charge of $5,345,000 to operating expenses and $4,631,000 to cost of goods sold in the fourth quarter of fiscal 1997. The charges included non-cash items of $8,454,000 and cash items of $1,522,000. During the first six months of fiscal 1998, the Company utilized $347,000 of cash related to the $924,000 accrued balance at March 31, 1997. The Company expects that most of the remaining contemplated restructuring action will be completed within the next six months and will be financed through cash.

RESULTS OF OPERATIONS - Net sales for the second quarter of fiscal 1998 were $25.9 million compared to $22.7 million for the corresponding period in fiscal 1997, an increase of approximately 14%. Net sales for the six month period ended September 30, 1997 increased by approximately 5% to $50.3 million compared to $47.9 million for the corresponding period in fiscal 1997. These increases were primarily due to significant increases in net sales of the Company's silicon microstructure and communications product lines. These increases were partially offset by a significant decrease in net sales of discontinued consumer products in the Company's video and imaging product line.

Cost of goods sold for the second quarter and the first six months of fiscal 1998 decreased to approximately 51% and 52% of net sales, respectively, compared to 55% and 53% of net sales for the same periods in fiscal 1997. The resulting increase in gross margins is due primarily to manufacturing efficiencies due to higher production volumes, changes in product mix and efficiencies gained as a result of the Company's decision, in the fourth quarter of fiscal 1997, to transfer its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses.

Research and development expenses in the second quarter and first six months of fiscal 1998 represented approximately 15% of net sales compared to 16% and 15% of net sales, respectively, in the corresponding periods in fiscal 1997. Research and development expenses in the second quarter and first six months of fiscal 1998 increased by approximately 12% and 11%, respectively, compared to the same periods in fiscal 1997. The increase in research and development expenses is attributable primarily to increased spending on masks and other related costs for new product development.

Selling, general and administrative expenses for the second quarter and first six months of fiscal 1998, as a percentage of net sales, remained consistent at 23% with the corresponding periods in fiscal 1997.

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for the first six months of fiscal 1998 was approximately 39% compared with the federal statutory rate of 35% due to non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

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

LIQUIDITY AND CAPITAL RESOURCES - During the first six months of fiscal 1998, the Company financed its operations primarily from cash flows from operations and existing cash and short-term investments. At September 30, 1997, the Company had approximately $57.6 million of cash and short-term investments. In addition, the Company had available short-term, unsecured lines of credit totaling $17.5 million, none of which was being utilized at September 30, 1997. In addition, the Company has credit facilities with certain domestic and foreign banks under which it may borrow up to $35 million to support its foreign currency transactions. At September 30, 1997, the Company had no outstanding foreign currency forward contracts.

The Company made a $4.5 million minority equity investment in IC Works, Inc., a semiconductor manufacturer ("IC Works"), in February 1996. In April 1997, the
                                       13
Company made an additional equity investment in IC Works of $3 million.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS - The Company is currently transferring its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video, imaging, communications and silicon sensor markets and, therefore, has eliminated certain product offerings. The semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically result in shortages of wafer fabrication capacity. The Company's ability to meet future demand for its products is dependent upon obtaining sufficient supply of raw materials and components. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis and other factors. Exar's future operating results could be adversely affected by a downturn in this market or by the failure of one or more of its customers to compete successfully in such market. The markets for components used in personal computer and consumer electronics products are extremely price competitive.

                          PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Exar Corporation was held on September 18, 1997 in Fremont, California. At the meeting the following individual was elected to the Board of Directors of the Company and will hold office until the 2000 Annual Meeting of Stockholders. The number of affirmative and withheld votes were as follows:

                                      Affirmative     Withheld

Mr. James E. Dykes                     8,037,978      79,826


In addition, certain individuals will continue to hold office as directors of the Company until the Annual Meeting of Stockholders as follows:, Mr. Donald L. Ciffone, Jr. - 1998, Mr. Ronald W. Guire - 1998, Mr. George D. Wells - 1999 and Mr. Raimon L. Conlisk - 1999.

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

                          Affirmative   Negative   Withheld  Abstained

Resolution to approve
the Company's1997 Equity
Incentive Plan            4,230,468    2,369,773  1,337,662   179,901

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 11.1 - Statement re Computation of Earnings Per Share

(b) During the quarter for which this report is filed the Registrant filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

By             /s/                     Date:  November 7, 1997

               Donald L. Ciffone, Jr.
               President
               Chief Executive Officer

By             /s/                     Date:  November 7, 1997

               Ronald W. Guire
               Executive Vice President,
               Chief Financial Officer



                                 EXHIBIT INDEX

Exhibit                                                      Page

11.1      Statement re Computation of Earnings
          Per Share                                           14




























                                       17