Form 10-Q
period 1997-12-31
EXAR CORP
filed 1998-02-06
CIK 753568

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1997

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

Class                                  Outstanding at December 31, 1997

Common Stock, .0001 par value      9,403,489 shares net of treasury shares

                               TABLE OF CONTENTS

                                                                    Page


PART I      FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements..............3-5

            Notes to Condensed Consolidated Financial Statements.....6-7

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................8-10

PART II     OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K......................... 11


            Signatures................................................12


                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS


EXAR COPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)


                                        DECEMBER 31,     MARCH
                                                          31,
                                            1997          1997

ASSETS                                   (Unaudited)

CURRENT ASSETS:
  Cash and equivalents                           $66,651  $48,479

  Short-term investments                           3,172    5,053
  Accounts receivable, net                        16,084   13,644
  Inventories                                      7,371    7,276
  Prepaid expenses and other                       1,448    3,225
  Deferred income taxes                            5,985    5,985

               Total current assets              100,711   83,662

PROPERTY, PLANT AND EQUIPMENT, net                26,117   32,823
GOODWILL, net                                      2,333    3,211
OTHER ASSETS                                       8,355    5,841


TOTAL ASSETS                                    $137,516 $125,537



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other accrued              $7,841  $9,563
   expenses
  Accrued compensation and related                 7,927   5,277
   benefits
  Income taxes payable                             1,167       0

       Total current liabilities                  16,935  14,840


LONG-TERM OBLIGATIONS                                763     880


STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value;
   2,250,000 shares authorized;
   no shares outstanding                         -            -
  Common stock; $.0001 par value;
   25,000,000 shares authorized;
   10,381,255 and 10,123,076 shares
   outstanding                                    83,982  80,072
  Cumulative translation adjustments                  70   (292)
  Retained earnings                               49,911  44,182
  Treasury stock; 977,766 shares of
   common stock at cost                         (14,145)(14,145)

    Total stockholders' equity                   119,818 109,817


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                        $137,516 $125,537



See notes to condensed consolidated
financial statements.



EXAR COPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except share amounts)


                                       THREE MONTHS ENDED NINE MONTHS ENDED

                                          DECEMBER 31,       DECEMBER 31,

                                         1997      1996     1997      1996

NET SALES                                $26,577  $21,819   $76,910   $69,698

COSTS AND EXPENSES:
  Cost of sales                           13,455   12,952    39,737    38,535
  Research and development                 3,953    3,340    11,675    10,288
  Selling, general and administrative      5,982    5,364    17,392    16,547
  Goodwill amortization                      293      344       878     1,031


    Total costs and expenses              23,683   22,000    69,682    66,401


OPERATING INCOME (LOSS)                    2,894    (181)     7,228     3,297

OTHER INCOME:
  Interest income, net                       837      521     2,065     1,723
  Other, net                                   7        8        73       353


    Total other income, net                  844      529     2,138     2,076


INCOME BEFORE INCOME TAXES                 3,738      348     9,366     5,373

INCOME TAXES                               1,431      245     3,637     2,273


NET INCOME                                $2,307     $103    $5,729    $3,100



NET INCOME PER SHARE:

BASIC                                      $0.25    $0.01     $0.62     $0.34



DILUTED                                    $0.23    $0.01     $0.59     $0.34



SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                      9,365    9,098     9,289     9,042



DILUTED                                    9,933    9,185     9,734     9,119



See notes to condensed consolidated
financial statements



EXAR COPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)


                                                1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $5,729     $3,100
  Reconciliation to net cash provided by
    operating activities:
      Depreciation and amortization             4,342      4,716
      Deferred income taxes                        --       (36)
      Changes in operating assets and
       liabilities:
        Accounts receivable                   (2,440)      3,963
        Inventories                              (95)      4,572
        Prepaid expenses and other              (436)      (178)
        Accounts payable and other accrued
         expenses                             (2,283)    (6,688)
        Accrued compensation and related
          benefits                              2,650      (240)
        Income taxes payable                    3,380    (1,250)

            Net cash provided by operating
              activities                       10,847      7,959

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment         (2,931)   (14,313)
  Proceeds from sales of equipment              7,353         --
  Purchases of short-term investments         (2,120)       (53)
  Sales of short-term investments               4,000         --
  Purchases of long-term investments          (3,000)         --
  Other assets                                  (133)       (20)

     Net cash provided by (used in)
       investing activities                     3,169   (14,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term obligations                         (117)         --
  Proceeds from issuance of common stock        3,910      1,476

     Net cash provided by financing
      activities                                3,793      1,476

EFFECT OF EXCHANGE RATE CHANGES ON CASH           363        (6)

NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                  18,172    (4,957)
CASH AND EQUIVALENTS AT BEGINNING OF
  PERIOD                                       48,479     49,302

CASH AND EQUIVALENTS AT END OF PERIOD         $66,651    $44,345


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for income taxes                   $351     $2,650

See notes to condensed consolidated
   financial statements.



EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1997 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

Exar designs, develops and markets analog and mixed-signal application specific integrated circuits for use in the communications, video and imaging, silicon microstructures and in other selected product areas. Principal markets include North America, Asia, Europe and other countries.


NOTE 2.  INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                                              December 31,    March 31,
                                                  1997          1997

Work-in-process                                $ 5,371       $  4,987
Finished goods                                   2,000          2,289

                                               $ 7,371        $ 7,276

NOTE 3.  NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to conform with SFAS 128.

                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                          DECEMBER 31,      DECEMBER 31,
                                            1997    1996   1997    1996
NET INCOME                                $ 2,307 $ 103  $ 5,729 $ 3,100

SHARES USED IN COMPUTATION:
  Weighted average common shares
  outstanding used in computation
  of basic net income per share             9,365   9,098   9,289  9,042

  Dilutive effect of stock options            568      87     445     77
  Shares used in computation of diluted
   net income per share                     9,933   9,185   9,734  9,119

BASIC NET INCOME PER SHARE                 $ 0.25  $ 0.01  $ 0.62  $ 0.34
DILUTED NET INCOME PER SHARE               $ 0.23  $ 0.01  $ 0.59  $ 0.34



Options to purchase 109,300 and 1,169,733 shares of common stock at prices ranging from $25.19 to $37.25 and $15.75 to $37.25 were outstanding as of December 31, 1997 and 1996, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and,
therefore, would be antidilutive under   the treasury stock method.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1997 Form 10-K and in Item 2 of the Company's Form 10-Q for the quarters ended June 30, 1997 and September 30, 1997, filed with the Securities and Exchange Commission on June 30, 1997, August 14, 1997 and November 7, 1997, respectively.

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

RESTRUCTURING AND OTHER CHARGES - In the quarter ended March 31, 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to offshore sub-contractors, ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon sensor markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees, 44 of whom have been terminated through December 31, 1997; writing down inventory associated with product lines which are being discontinued; canceling certain facility leases and terminating contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products.
These actions resulted in a charge of $5,345,000 to operating expenses and $4,631,000 to cost of goods sold in the fourth quarter of fiscal 1997. The charges included non-cash items of $8,454,000 and cash items of $1,522,000. During the first nine months of fiscal 1998, the Company utilized $482,000 of cash related to the $924,000 accrued balance at March 31, 1997. The Company expects that most of the remaining contemplated restructuring action will be completed within the next three months and will be financed through cash. Also, in the quarter ended March 31, 1997, the Company incurred a charge of $9 million relating to the write-down of capital assets and investments made under the terms of a wafer production agreement with IC Works, Inc. During the quarter ended December 31, 1997, the Company sold the capital assets written down in connection with this prior year charge. The sales proceeds exceeded the carrying value and, as a result, the Company reversed $1.2 million of the related reserve during the quarter. Offsetting this reversal, the Company decided during the quarter to replace its current information system under development with a system determined to better meet the Company's needs and wrote off $1.2 million of capitalized costs associated with system modules which the Company does not intend to use.



RESULTS OF OPERATIONS - Net sales for the third quarter of fiscal 1998 were $26.6 million compared to $21.8 million for the corresponding period in fiscal 1997, an increase of approximately 22%. Net sales for the nine month period ended December 31, 1997 increased by approximately 10% to $76.9 million compared to $69.7 million for the corresponding period in fiscal 1997. These increases were primarily due to significant increases in net sales of the Company's silicon microstructure and communications product lines as well as last time buy activity pertaining to some of the Company's discontinued custom legacy products. These increases were partially offset by a significant decrease in net sales of discontinued consumer products in the Company's legacy consumer product line.

Cost of goods sold for the third quarter and the first nine months of fiscal 1998 decreased to approximately 51% and 52% of net sales, respectively, compared to 59% and 55% of net sales for the same periods in fiscal 1997. The resulting increase in gross margins is due primarily to manufacturing efficiencies due to higher production volumes, changes in product mix and efficiencies gained as a result of the Company's decision, in the fourth quarter of fiscal 1997, to transfer its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses.

Research and development expenses in the third quarter and first nine months of fiscal 1998, as a percentage of net sales, remained consistent at approximately 15% with the corresponding periods in fiscal 1997. Research and development expenses in the third quarter and first nine months of fiscal 1998 increased by approximately 18% and 13%, respectively, compared to the same periods in fiscal 1997. The increase in research and development expenses is attributable primarily to increased spending on masks and other related costs for new product development.

Selling, general and administrative expenses for the third quarter and the first nine months of fiscal 1998 remained relatively consistent as a percentage of net sales for the same periods in fiscal 1997. Selling, general and administrative expenses in the third quarter and first nine months of fiscal 1998 increased by approximately 12% and 5%, respectively, compared to the same periods in fiscal 1997. The increase in selling, general and administrative expenses is attributable primarily to increased spending on marketing efforts.

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for the first nine months of fiscal 1998 was approximately 39% compared with the federal statutory rate of 35%. The discrepancy is due to non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

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

LIQUIDITY AND CAPITAL RESOURCES - During the first nine months of fiscal 1998, the Company financed its operations primarily from cash flows from operations and existing cash and short-term investments. At December 31, 1997, the Company had approximately $69.8 million of cash and short-term investments. In addition, the Company had available short-term, unsecured lines of credit totaling $17.5 million, none of which was being utilized at December 31, 1997. In addition, the Company has credit facilities with certain domestic and foreign banks under which it may borrow up to $35 million to support its foreign currency transactions. At December 31, 1997, the Company had no outstanding foreign currency forward contracts.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS - The Company is currently transferring its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video, imaging, communications and silicon sensor markets and, therefore, has eliminated certain product offerings. Furthermore, the semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically result in shortages of wafer fabrication capacity. The Company's ability to meet future demand for its products is dependent upon obtaining sufficient supply of raw materials and components. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis and other factors. Exar's future operating results could be adversely affected by a downturn in the semiconductor market or by the failure of one or more of its customers to compete successfully in such market. The markets for components used in the video, imaging, communications and silicon sensor markets are extremely price competitive.


                          PART II - OTHER INFORMATION


ITEM 6. - REPORTS ON FORM 8-K

(a) During the quarter for which this report is filed, the Registrant filed no reports on Form 8-K.






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION



By             /s/                     Date: February 5, 1998

               Donald L. Ciffone, Jr.
               President
               Chief Executive Officer



By             /s/                     Date:  February 5, 1998

               Ronald W. Guire
               Executive Vice President,
               Chief Financial Officer,
               Secretary