Form 10-K405
period 1998-03-31
EXAR CORP
filed 1998-06-19
CIK 753568

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended March 31, 1998

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

Yes   X    No
   -------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 1998 was $219,705,499 based on the last sales price reported for such date.

The number of shares outstanding of the Registrant's Common Stock was 9,552,413 as of May 31, 1998, net of 977,766 shares of treasury stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement filed not later than 120 days after the close of the fiscal year are incorporated in Part III of this report.

PART I

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under the heading entitled "Risk Factors," as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1    BUSINESS

GENERAL

Exar Corporation ("Exar" or the "Company") designs, develops and markets analog and mixed-signal integrated circuits for use in communications, video and imaging applications, silicon microstructures and in other selected product areas. The Company's target markets are ones in which the Company believes its design and process expertise, combined with its knowledge of particular system application requirements, enables the Company to deliver products that provide effective solutions to customer needs. Exar is emphasizing the development and sale of analog and mixed-signal application-specific standard products ("ASSPs"). The Company produces digital integrated circuits used in communications products, as well as general purpose analog integrated circuits.


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

The following chart shows selected applications and representative products in each of the Company's major market groups:

              MARKET                           APPLICATION                           PRODUCT
-------------------------------    ----------------------------------    ---------------------------
 Communications                    High speed communications             T/E-Carrier circuits:
                                   transmission equipment, central         -repeaters
                                   office equipment, and private           -line interface circuits
                                   branch exchanges                        -framers
                                                                           -buffers
                                                                           -transcoders
                                                                         Serial interface devices:
                                                                           -RS422/423
                                                                           -V.35
                                                                           -Multiprotocol (V.35, V.36,
                                                                         X.21, RS232, EIA530 (A),
                                                                         RS449)

                                   Remote access and remote data         Universal Asynchronous
                                   collection, industrial automations    Receiver & Transmitter
                                   and POS (Point of Sale), handheld       -single channel (UARTS)
                                   and mobile, and serial I/O cards        -dual channel (DUARTS)
                                                                           -quad channel (QUARTS)
-------------------------------    ----------------------------------    ---------------------------
 Video and Imaging                 Scanners                              Analog-to-digital converters
                                   Digital cameras                       (ADCs)
                                   Digital copiers                       Digital-to-analog converters
                                                                         (DACs)
                                   Video systems                         Video and Imaging analog front
                                                                         end subsystems
-------------------------------    ----------------------------------    ---------------------------
 Silicon Microstructures           Automotive engine controls            -Manifold pressure die
                                                                         -Emission system pressure die
                                   Medical anesthetist and respiration   -Low pressure sensors
                                   Medical blood pressure                -Pressure die for catheter
                                   Industrial pressure                   tips
                                   Industrial HVAC                       -Low pressure and standard die
                                                                         -Low pressure sensors
-------------------------------    ----------------------------------    ---------------------------
 Other                             Audio systems                         Switched capacitor filters
                                                                         Audio enhancement circuits
                                   Personal computers                    Frequency timing generators
                                                                         Input/Output
                                   Automotive                            Timing circuits
                                                                         RF transmitters/receivers
                                   Hearing aids                          Amplifiers
-------------------------------    ----------------------------------    ---------------------------

COMMUNICATIONS

Exar markets integrated circuits for a variety of applications in both the telecommunications and data communications markets.

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

The Company's data communications products include a broad line of Universal Asynchronous Receiver and Transmitter ("UART") circuits and related products known as DUART (Dual UART) and QUART (Quad UART) circuits for use in computer serial interfaces. Exar created a highly integrated Quad UART with FIFO (first in, first out) circuitry which has been established as the de facto industry standard for Quad FIFO UARTs used in multi-channel networking applications designed to work with Intel Corporation's microprocessors. Exar supplies a family of multiprotocol transceiver products used for high speed data transmission, primarily in networking equipment such as routers and bridges.

The Company's customers in the communications market include Cisco Systems, Nokia, Boca Research, Digiboard, Alcatel, and 3Com.


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

The family of ADCs includes full flash, half flash, pipeline and successive approximation register converter architectures. Current products offer from 6 to 12 bits of resolution and operate in ranges from less than 1 kHz to 40 mHz. Several devices are currently specified for 3.3V operation for battery-operated and hand-held equipment.

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

In the video and imaging market, the Company's products provide signal conditioning and digitization of CCD signals. Products incorporating the Company's integrated circuits include digital still cameras, camcorders and industrial cameras for machine vision, surveillance, flatbed and sheetfed scanners, film scanners, and multifunctional peripherals.

The Company's customers in the video and imaging market include Sony Corporation, Hewlett Packard, Connectix and Kodak.

SILICON MICROSTRUCTURES

The acquisition of Silicon Microstructures, Inc. ("SMI") in June 1995 expanded Exar's product offerings to include pressure and accelerometer applications. The Company develops and markets silicon sensors for a variety of markets including automotive, medical, and industrial segments. Current products include precision piezoresistive pressure sensors and accelerometers.

The pressure devices are fabricated in silicon using processing similar to that needed for bipolar or MOS transistors coupled with additional silicon etching technologies to allow the formation of thin membranes and force concentrators. The Company produces high performance silicon pressure sensors with low pressure ranges. The Company supplies packaged sensor products as well as pressure die to its customers.

The Company's customers for silicon microstructure products include Motorola, Data Instruments, Seimens, Endosonics, and Analog Microelectronics.

OTHER PRODUCTS AND MARKETS

The Company has historically developed custom, semi-custom and ASSP products in certain niche areas. The Company has discontinued the development of products in the following areas and has offered last time buys on certain product categories. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Other Charges."


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


     CONSUMER ELECTRONICS Exar-designed products being sold to the consumer products market include integrated circuits for use in graphic equalizer systems, filter circuits for use in audio systems and timer circuits for various products.


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

MARKETING AND CUSTOMERS

Exar sells its products principally to OEMs for use in a broad range of electronic systems and equipment. The following table provides a geographic breakdown of the Company's domestic and international sales. For additional geographic financial information, see Note 12 in Notes to Consolidated Financial Statements.

                                        YEARS ENDED MARCH 31
                                        --------------------
                                           (IN THOUSANDS)
                                 1998               1997              1996
                             -------------      -------------     -------------
 U.S. Sales                  $    60,020        $    53,374       $    56,030
 International Sales:
   Sales by Exar Japan            3,032              9,465             19,061
   Other Sales                    38,963             29,504            50,675
                             -------------      -------------     -------------
 TOTAL                       $    102,015       $    92,343       $    125,766
                             -------------      -------------     -------------
                             -------------      -------------     -------------

Exar markets its products in the United States principally through 23 independent sales representatives and four independent non-exclusive distributors, as well as through the Company's direct sales force. Exar currently has sales support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles and San Jose.

Exar is represented internationally by approximately 34 sales representatives and distributors. In addition, Exar is represented in Europe by its wholly-owned subsidiaries, Exar Ltd., Exar SARL, and in Japan by its wholly-owned subsidiary, Exar Japan. Exar's international operations are subject to certain risks common to foreign operations in general, such as governmental regulations and import restrictions. While Exar has acted to minimize its exposure to exchange rate fluctuations, there can be no assurance that the Company will not, from time to time, experience exchange rate losses on products sold overseas by Exar Ltd., Exar SARL and Exar Japan.

During the fiscal year ended March 31, 1998, no single customer accounted for more than 10% of Exar's sales.

Exar typically provides a limited warranty against defects in materials and workmanship for a period of ninety days from the date its products are delivered.

PROCESS TECHNOLOGIES

Exar uses a variety of process technologies in the fabrication of its products, including bipolar, CMOS and BiCMOS, which utilizes both bipolar and CMOS technologies. These processes allow Exar to take advantage of different types and characteristics of integrated circuit components with different performance and cost characteristics. The Company believes that its ability to design and deliver integrated circuits using a wide variety of processes enables it to be responsive to customer requirements and optimize the performance of its products for particular applications.

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

MANUFACTURING

The Company uses outside sources for the supply of its integrated circuits. During fiscal 1998, Rohm Corporation ("Rohm") was the Company's largest supplier of wafer services. Approximately 32% of the Company's sales of integrated circuits were of products made from bipolar, BiCMOS, and CMOS wafers manufactured for the Company by Rohm. These services are provided to the Company pursuant to a foundry service agreement. The Company is not under any obligation to continue obtaining manufacturing services from Rohm.

The Company also obtains CMOS and BiCMOS products from other world class independent manufacturers, including TSMC and Chartered. The Company has qualified second sources for certain of its foundry requirements. However, a disruption in supply from one or more of the Company's outside suppliers could have a material adverse effect on operations due to lead times and initially lower yields associated with the volume production ramps of such sources.

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

After testing, wafers are usually shipped to the Far East for assembly, where they are cut into individual circuits and packaged. Following assembly, a portion of the Company's products are returned to Exar for final testing and quality assurance. Most of Exar's assembly work is performed by independent contractors in Hong Kong, Indonesia, the Philippines, Korea and Japan.

In the fourth quarter of fiscal 1997, the Company began to implement a plan to reduce manufacturing expenses by transferring its test and shipping operations to off shore sub-contractors. By the end of fiscal 1998, the Company had completed the transfer of approximately 70% of its test operations off-shore. The Company plans to maintain a minimal level of test operations at its California facilities to support its research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring and Other Charges."

The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers. Although shortages have occurred and on occasion lead times have been extended, the Company has not recently experienced significant difficulty in obtaining raw materials or equipment.

ENGINEERING, RESEARCH AND DEVELOPMENT

Exar's ability to compete successfully depends in part on its ability to introduce technologically advanced products on a cost-effective and timely basis. Exar is committed to improving its manufacturing and design capabilities and developing new process technologies and product. During the fiscal years ended March 31, 1998, 1997 and 1996, Exar's research and development expenses were $15.6 million, $13.9 million, and $16.1 million, respectively.

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

COMPETITION

The semiconductor industry is intensely competitive and is characterized by rapid technological change and a history of price reduction as production efficiencies are achieved in successive generations of products. Although the market for analog and mixed-signal integrated circuits is generally characterized by longer product life cycles and less dramatic price reductions than the market for digital integrated circuits, Exar faces substantial competition in each market in which it participates. Competition in Exar's markets is based principally on technical innovation, product features, timely introduction of new products, reliability, price, technical support and service. Exar believes that it competes successfully in all of these areas.

Because the analog and mixed-signal integrated circuit markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to some of the Company's products include, among others, National Semiconductor, Analog Devices, Inc., Phillips, Dallas Semiconductor, Level One Communications and Texas Instruments. As the Company has marketed its products in Japan, it has encountered greater competition from Japanese manufacturers. Partly as a result of such competition, the Company has discontinued its older consumer electronics product lines. Many of the Company's competitors have substantially greater financial, manufacturing and marketing resources, and some of them have greater technical resources. There can be no assurance that competitive factors will not adversely affect the Company's future business.

BACKLOG

Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment over the succeeding twelve months. Backlog may include oral orders which are generally subsequently confirmed by written purchase orders.

At March 31, 1998, Exar's backlog was approximately $20.6 million, compared with $30.5 million (including last time buys of legacy products in excess of $10.0 Million) at March 31, 1997.

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

EMPLOYEES

As of April 1, 1998, Exar had 347 employees, including 81 in marketing and sales, 125 in research, development and engineering-related functions, 91 in manufacturing and production and 50 in administration. Many of Exar's employees are highly skilled, and competition in recruiting and retaining such personnel is particularly intense in the labor market in which Exar operates. Exar believes that its continued success depends in part on its ability to continue to attract and retain highly qualified management, marketing and technical personnel. The loss of key employees, none of whom is subject to an employment agreement, could have a material and adverse effect on Exar. None of Exar's employees are covered by collective bargaining agreements, and Exar has not experienced any work stoppages. Exar believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The names of the Company's executive officers and certain information about them is set forth below.

       NAME              AGE                  POSITION
-----------------------  ---  ---------------------------------------------------
 Donald L. Ciffone, Jr.   43  Chief Executive Officer, President and Director
      Suhas "Sid" Bagwe   58  Vice President, Strategic Planning and Business
                              Development
          Michael Class   41  Vice President, North American and European Sales
       Roubik Gregorian   47  Chief Technology Officer, Vice President,
                              Communications Division
        Ronald W. Guire   49  Executive Vice President, Chief Financial
                              Officer, Secretary and Director
        Thomas W. Jones   50  Vice President, Reliability and Quality Assurance
           James Knutti   48  Vice President, Silicon Microstructures Division
    Thomas R. Melendrez   44  Corporate Vice President, General Counsel
     Stephen W. Michael   51  Vice President, Operations Division
          Linda Prosser   42  Vice President, Marketing Communications
            John Sramek   47  Vice President, Video and Imaging Division

Mr. Ciffone joined Exar as Chief Executive Officer and President in October 1996 and was appointed as a director at that time. From August 1996 to October 1996, Mr. Ciffone was Executive Vice President of Toshiba America, the U.S. semiconductor subsidiary of Toshiba Semiconductor. Prior to joining Toshiba, he served from 1991 to 1996, in a variety of senior management positions at VLSI Technology, Inc. ("VLSI"). From 1978 to 1991, Mr. Ciffone held a variety of marketing and operations positions at National Semiconductor, Inc. Mr. Ciffone holds an MBA from the University of Santa Clara.

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


Mr. Class joined Exar as Director of North American Sales in 1997. In January 1998 he was promoted to his current position as Vice President, North American and European Sales. Mr. Class has over 15 years of experience in the semiconductor industry, most recently with IC Works, Inc. as Area Sales Manager for Western U.S. and Canada. Prior to joining IC Works, Inc., Mr. Class held various sales management positions with Intel Corporation and VLSI Technology from 1979 to 1995.

Dr. Gregorian joined Exar in March 1995 as Vice President, Startech Division when the Company acquired Startech Semiconductor, Inc. where he served as President. He was appointed Chief Technology Officer and Vice President of the Communications Division in June, 1996. Prior to joining Startech in 1994, Dr. Gregorian was Vice President of Research and Development and Chief Technology Officer for Sierra Semiconductor, Inc. Dr. Gregorian holds 16 patents and received his MSEE and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as an MSEE from Tehran University.

Mr. Guire joined Exar in July 1984 and has been a director of the Company since June 1985. He has served in a variety of officer positions, and has been Chief Financial Officer of the Company since May 1985 and Executive Vice President since July 1995. Mr. Guire is also a director of Xetel Corporation, an electronics contract manufacturer. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from 1979 until he joined the Company in July 1984.

Mr. Jones joined Exar as Manager of Total Quality Management in October 1992 and was promoted to Director of Reliability and Quality Assurance in November 1993. He was promoted to his current position in July 1995. Mr. Jones has over thirty years of industry experience, most recently with LSI Logic, Inc. ("LSI") as Director of Quality Assurance. Mr. Jones joined LSI in September 1990. In December 1989 Mr. Jones joined Elcon Products International, Fremont California as Director of Manufacturing. From 1970 to December 1989, he was with Siliconix, where he held various management positions including Director of Operations, and Director of Quality and Reliability.

Dr. Knutti joined Exar in June 1995 when the Company acquired Silicon Microstructures, Inc. ("SMI"). He was promoted to Vice President and General Manager of Silicon Microstructures division in February 1997. Dr. Knutti founded SMI in 1991 and was its first president and Chief Executive Officer. Prior to founding SMI, Dr. Knutti was President and Chief Operating Officer of IC Sensors, Inc. from 1987 to 1990. Dr. Knutti holds a MSEE from Carnegie-Mellon University and a Ph.D. in Electrical Engineering from Stanford University.

Mr. Melendrez joined Exar in April of 1986 as Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, Mr. Melendrez was promoted to his current position. Mr. Melendrez has over 15 years legal experience in the semiconductor and related industries. He received a B.A. from the University of Notre Dame and a J.D. from the University of San Francisco.

Mr. Michael joined Exar as Vice President of New Market Development in September 1992. In July 1995 he was appointed to his current position as Vice President, Operations Division. Mr. Michael has over 20 years of semiconductor industry experience, most recently as Vice President, and General Manager, Analog & Custom Products with Catalyst Semiconductor ("Catalyst"). He joined Catalyst in 1987 and served in various senior positions.

Ms. Prosser joined Exar as Vice President, Marketing Communications in March 1997. Ms. Prosser has over 18 years experience in marketing communications, in both corporate and consulting roles. From June 1997 to February 1998, she provided consulting services to technology companies, and formerly she held corporate positions including Vice President, Corporate Communications at VLSI Technology, from June 1994 to May 1996; and Director of Corporate Communications at Adobe Systems, from March 1990 to May 1994. Prior to joining Adobe Systems, she held management positions at technology communications consulting firms including Ketchum Communications, from 1985 to 1990; and Burson-Marsteller, Inc., from 1982 to 1985. Ms. Prosser holds a Bachelor of Journalism degree from the University of Missouri.

Mr. Sramek joined Exar as Group Manager for the Micro Power Business Unit in June of 1994 and served in a variety of senior marketing positions until his promotion to his current position in February 1998. Mr. Sramek has over twenty years of experience in sales and product marketing in the semiconductor industry with a variety of companies, including Micro Power Systems, Harris Semiconductor and Genrad Inc. Mr. Sramek holds a M.B.A. from the University of Santa Clara, a B.A. in English Literature from Bucknell University and a B.S. in Electrical Engineering also from Bucknell University.


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

During 1987, Micro Power Systems, Inc. ("Micro Power") became aware of low-level groundwater contamination on its principal manufacturing property. Although the area of contamination appears to have been defined, the source has not been determined. Micro Power has reached an agreement with another company to participate in the cost of the remedial investigations and the final clean up, which is expected to continue for approximately 10 to 15 years. Micro Power has recorded its share of the estimated remaining remediation costs of approximately $846,000 at March 31, 1998.

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

DEPENDENCE ON KEY PERSONNEL; INTENSE COMPETITION FOR EMPLOYEES. Exar's future success depends in large part on the continued service of certain of Exar's key technical and management personnel and on Exar's ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, most of whom are not subject to an employment agreement for a specified term or a post-employment non-competition agreement, could have a material and adverse effect on Exar.

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

DEPENDENCE ON OUTSIDE FABRICATION FACILITIES. All of the semiconductor wafers used in the manufacture of Exar's products are processed to Exar's specifications by outside suppliers. In particular, Rohm, with whom the Company has a long-term supply agreement, is a major supplier of bipolar wafers. Pursuant to such agreement, Rohm is contractually obligated to supply Exar with bipolar wafers at a price that is commercially favorable. Bipolar wafers are used in the production of the Company's older product lines. Development of products using bipolar wafers has continued to decline as the Company develops more products using CMOS and BICMOS technologies. Exar has generally received adequate deliveries of wafers and adequate yield and quality of product. However, if for any reason wafer shipments were delayed or its suppliers encountered yield or quality problems in the future, Exar's operating results would be adversely affected. In addition, Exar could encounter lengthy delays if for any reason it was forced to establish alternative manufacturing arrangements.

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

DEPENDENCE ON ASSEMBLY AND TEST SUBCONTRACTORS. Exar's products are currently assembled to Exar's specifications by independent subcontractors. Exar's reliance on subcontractors to assemble its products involves significant risks, including reduced control over delivery schedules, quality assurance and costs, the potential lack of adequate capacity and potential misappropriation of proprietary intellectual property. Failure to obtain products on a timely basis could delay product delivery to Exar's customers, thereby materially adversely affecting Exar's businesses. In addition, Exar presently utilizes semiconductor assembly contractors located throughout Asia and intends to continue to transfer testing and shipping operations to offshore subcontractors in fiscal 1999. Offshore assembly and testing operations entail certain political and economic risks, including political instability and expropriation, currency controls and changes in tax laws, tariffs and freight rates. Exar's operations could be materially adversely affected if the operations of any major subcontractor are interrupted, or if air transportation from Asia is disrupted, for a substantial period of time.

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

VARIATION IN PRODUCTION YIELDS. The manufacture and assembly of semiconductor products is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. No assurance can be given that Exar or its suppliers will not experience yield problems in the future, which could result in a material adverse effect on Exar's results of operations. See " Dependence on Outside Fabrication Facilities."

FOREIGN TRADE AND CURRENCY EXCHANGE. Approximately 42% of Exar's revenues in fiscal 1997 and approximately 41% in fiscal 1998 were derived from sales to foreign customers. In addition, although a majority of Exar's manufacturing is done domestically, Exar purchases its assembly services from foreign subcontractors and intends to have the majority of its remaining testing and shipping operations transferred to offshore subcontractors in fiscal 1999. Both the manufacture and sale of Exar's products may be adversely affected by political or economic conditions abroad. Risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Even though Exar primarily transacts business internationally in United States currency (except for Japan, where Exar transacts business in Japanese Yen), currency exchange fluctuations in countries in which Exar does business (other than Japan) could materially adversely affect Exar by resulting in pricing that is not competitive with prices denominated in local currencies. The Company enters into foreign currency contracts from time to time to hedge currency exposure in Japan.

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

RISKS RELATED TO RESTRUCTURING. In the fourth quarter of fiscal 1997, the Company implemented a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to offshore subcontractors,
ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon microstructure markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees, 44 of whom have been terminated through March 31, 1998; writing down inventory associated with product lines which are being discontinued; vacating certain facility leases and cancellation of contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products. There is no assurance that these actions will be successful or have a positive long term impact on results of operations. Furthermore, should such actions have a negative impact on the Company's ability to design and develop new products, market new or existing products, or produce and/or purchase products at competitive prices, these actions could have an adverse impact on the Company's results of operations.

ITEM 2    PROPERTIES

The Company's corporate headquarters are located in Fremont, California and consist of approximately 151,000 square feet. The land and building are owned by the Company and house Exar's principal administrative, test, engineering, marketing, customer service and sales departments.

ITEM 3    LEGAL PROCEEDINGS

There are no material legal actions pending or contemplated.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

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

                                  COMMON STOCK PRICES
                                  -------------------

                                          HIGH                LOW
                                          ----                ----
 FISCAL 1998
 Quarter ended March 31, 1998              $24                 $16
 Quarter ended December 31, 1997           $27  1/4            $16  1/8
 Quarter ended September 30, 1997          $26  7/8            $19  1/4
 Quarter ended June 30, 1997               $21  3/4            $14  1/2

 FISCAL 1997
 Quarter ended March 31, 1997              $17  3/8            $14
 Quarter ended December 31, 1996           $18                 $12  3/4
 Quarter ended September 30, 1996          $14  3/4            $11  3/4
 Quarter ended June 30, 1996               $17  3/4            $12  31/64

The Company has never paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business.
The Company had approximately 262 stockholders of record as of May 31, 1998.
The Company believes it has in excess of 4,000 beneficial stockholders. The last sales price for Exar's Common Stock, as reported by Nasdaq on May 31, 1998, was $23 per share.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                   YEARS ENDED MARCH 31,
                                                   ---------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  1998         1997          1996         1995         1994
                             ----------  -------------  -----------  -----------  ------------
 Consolidated Statements of
   Operations Data:

 Net Sales                    $ 102,015  $     92,343  $     125,766 $  159,472  $     161,659
 Income (Loss) From               8,986       (15,238)        18,759     (4,989)        20,999
   Operations
 Net Income (Loss)                7,518        (9,197)        13,582    (11,084)        15,665

 Net Income (Loss) Per
   Share:
     Basic                    $    0.81  $      (1.01)  $       1.43 $    (1.25)  $       1.58
     Diluted                  $    0.77  $      (1.01)  $       1.37 $    (1.25)  $       1.52

 Shares Used in Computation of Net
   Income (Loss) Per Share:
     Basic                        9,326         9,071          9,495      8,835          9,940
     Diluted                      9,730         9,071          9,925      8,835         10,287

                                                        MARCH 31,
                                                        ---------
                                                      (IN THOUSANDS)
                                 1998          1997          1996         1995         1994
                             ----------  -------------  -----------  -----------  ------------
 Consolidated Balance Sheet
   Data:

 Working Capital            $    90,395  $     68,822   $    77,550  $     81,286 $     85,842
 Total Assets                   143,669       125,537       139,074       150,080      132,219
 Retained Earnings               51,700        44,182        53,379        39,797       50,881
 Stockholders' Equity           123,729       109,817       117,847       107,696      105,378

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business - Risk Factors."

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

The Company has wholly-owned subsidiaries in Japan and the United Kingdom to support its sales operations in each of those areas. The Company's business in Japan includes the sale of integrated circuits which are primarily for use in video, imaging and consumer electronics.

The Company has made a number of changes in its underlying business over the past few years in an effort to reduce its low-margin businesses and focus its product strategy. At the same time, to increase its share of revenues from the sale of proprietary products and to acquire additional technology, the Company made significant investments through direct acquisition of companies with related product lines.

In March 1995, the Company acquired Startech and in June 1995, the Company acquired SMI. The acquisitions provided the Company with product offerings that include sophisticated electronic components for the communications and silicon microstructures markets. For accounting purposes, the acquisitions have been accounted for as purchases. Accordingly, the results of operations include the operations of the acquired companies subsequent to their respective dates of acquisition. As a result of these transactions, the Company recorded approximately $3.6 million of goodwill which is being amortized over a period of five years. Certain other prior period acquisitions resulted in goodwill which has been fully amortized as of March 31, 1998. The remaining portion of the excess purchase price as a result of acquisitions in fiscal 1996 represented in-process research and development which was charged to operations (approximately $.9 million in 1996) at the time of acquisition. See Note 9 to Notes to Consolidated Financial Statements.

RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of fiscal 1997, the Company implemented a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to offshore sub-contractors; ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon sensor markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of a write down of certain equipment; severance costs; write down of inventory; vacating of certain facility leases; cancellation of contracts; and write down of goodwill. These actions resulted in a charge of $5.3 million to operating expenses and $4.6 million to cost of goods sold in fiscal 1997. During fiscal 1997 and 1998, approximately $9.1 million and $575,000 was utilized, respectively. A remaining outlay of approximately $349,000 is expected to occur during fiscal 1999.

In October 1995, the Company entered into a wafer production agreement with IC Works, Inc. ("IC Works"). Under the terms of the agreement, Exar invested approximately $13 million for the purchase and installation of equipment at IC Works, in exchange for a predetermined supply of wafers over the next five years. Under separate but related agreements, Exar has made a minority equity investment in IC Works of approximately $7.5 million. The dramatically changed market conditions for wafer pricing and availability, as well as the recent business redirection of Exar, have led to a reassessment of Exar's foundry relationships and process requirements in the fourth quarter of 1997. These factors combined with delays in the commencement of anticipated production by the foundry, resulted in the termination of the wafer production agreement. The Company incurred a fourth quarter fiscal
1997 charge to operating expenses of $9 million as a result of negotiations to terminate the Company's 1995 wafer production agreement with IC Works. During the quarter ended December 31, 1997, the Company sold the capital assets written down in connection with this prior year charge. The sales proceeds exceeded the carrying value and, as a result, the Company reversed $1.2 million of the related reserve during the quarter. Offsetting this reversal, the Company decided during the same quarter to replace its current information system under development with a system determined to better meet the Company's needs and wrote off $1.2 million of capitalized costs associated with system modules which the Company does not intend to use.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                 YEARS ENDED MARCH 31,
                                                 ---------------------
                                            1998            1997         1996
                                          --------        --------     --------
Net sales                                  100.0%          100.0%       100.0%
Cost of sales                               50.9            55.0         49.5
Cost of sales-inventory write-off             -              5.0           -
Research and development                    15.3            15.1         12.8
Selling, general and administrative         22.8            23.1         19.8
Write-off of in-process R&D and
        other charges                        1.2            16.8          1.9
Goodwill amortization                        1.0             1.5          1.1
                                          --------        --------     --------

Operating income (loss)                      8.8            (16.5)       14.9
Other income, net                            3.2             2.9          2.8
                                          --------        --------     --------
Income (loss) before income taxes           12.0            (13.6)       17.7
Income taxes (benefit)                       4.7             (3.6)        6.9
                                          --------        --------     --------
Net income (loss)                            7.3%           (10.0)%      10.8%
                                          --------        --------     --------
                                          --------        --------     --------

FISCAL 1998 VS FISCAL 1997

Net sales during fiscal 1998 were approximately $102.0 million compared to $92.3 million in fiscal 1997, an increase of approximately 10.5%. This increase was primarily due to significant increases in net sales in the Company's communications and silicon microstructure product lines as well as last time buy activity pertaining to some of the Company's discontinued custom legacy products. These increases were partially offset by a significant decrease in net sales of discontinued consumer products.

In fiscal 1998, sales to domestic U.S. customers increased by 12.5% to $60.0 million. International sales increased by 7.8% to approximately $42.0 million. The Company's international sales consist of sales from the United States to overseas customers and sales by the Company's wholly-owned subsidiary in Japan. Sales by the Company's foreign subsidiary are denominated in yen, while all other international sales are denominated in U.S. dollars. The fact that the Company operates internationally gives rise to exposures from changes in currency exchange rates. The Company has adopted a set of practices intended to minimize its foreign currency risk which includes the use, from time to time, of foreign currency exchange contracts to hedge amounts receivable from its foreign subsidiaries. In addition, foreign sales may be subject to tariffs in certain countries or with regard to certain products; however, the Company's profit margin on international sales of integrated circuits, adjusted for differences in product mix, is not significantly different from that realized on its sales to domestic customers.

Cost of sales as a percentage of net sales decreased from 55.0% in fiscal 1997 (excluding a one-time inventory write-off) to 50.9% in fiscal 1998. The resulting increase in gross margins is due primarily to manufacturing efficiencies due to higher production volumes, changes in product mix and efficiencies gained as a result of the Company's decision, in the fourth quarter of fiscal 1997, to transfer its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses.

Expenditures for research and development increased approximately $1.7 million or 12.0% compared to fiscal 1997 due primarily to increased spending on mask sets and other related costs for new product development. Expenditures for research and development, as a percentage of net sales, increased from approximately 15.1% in fiscal 1997 to 15.3 % in fiscal 1998.

Selling, general and administrative expenses for fiscal 1998 increased by $2.0 million or 9.3 % compared to fiscal 1997 due primarily to increased spending on marketing efforts. As a percentage of net sales, selling, general and administrative expenses decreased from approximately 23.1% of net sales in fiscal 1997 to 22.8% of net sales in fiscal 1998. The decrease as a percentage of sales is due primarily to the increase in net sales.

The Company incurred $1.2 million in compensation expenses during fiscal 1998 (and $1.2 million in fiscal 1997) for the final payment related to the acquisition of Startech. See Note 9 to Notes to Consolidated Financial Statements.

Net interest income during fiscal 1998 increased to $3.1 million from the $2.3 million reported in fiscal 1997 due primarily to increased balances of cash and short-term investments in fiscal 1998.

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for fiscal 1998 was approximately 39% compared with the federal statutory rate of 35%. The difference is due primarily to non-deductible expenses, state income taxes and foreign losses, which are taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Including one-time charges, actual net income for the fiscal year 1998 was $7.5 million, or $0.77 per diluted share versus a loss for the fiscal year 1997 of $9.2 million, or a loss of $1.01 per diluted share. Pro forma net income, excluding one-time charges, for fiscal year 1998 was $8.2 million, or $0.85 per diluted share, a 79% increase over pro forma net income of $4.6 million, or $0.50 per diluted share, for the fiscal year 1997.

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

In fiscal 1997, sales to domestic customers decreased by 5% to $53.4 million. International sales decreased by 44% to approximately $38.9 million. The significant decrease in international sales is due primarily to reduced demand for the Company's consumer products in Japan. The Company's international sales consist of sales from the United States to overseas customers and sales by the Company's wholly-owned subsidiaries in Japan and the United Kingdom. Sales by the Company's foreign subsidiaries are denominated in the currency of the local country, while all other international sales are denominated in U.S. dollars. The fact that the Company operates internationally gives rise to exposures from changes in currency exchange rates. The Company has adopted a set of practices intended to minimize its foreign currency risk which includes the use, from time to time, of foreign currency exchange contracts to hedge amounts receivable from its foreign subsidiaries. In addition, foreign sales may be subject to tariffs in certain countries or with regard to certain products;

however, the Company's profit margin on international sales of integrated circuits, adjusted for differences in product mix, is not significantly different from that realized on its sales to domestic customers.

Cost of sales as a percentage of net sales increased from 50% in fiscal 1996 to 55% in fiscal 1997 excluding the inventory write-off. The corresponding decrease in gross margins is due primarily to changes in product mix and manufacturing inefficiencies due to decreased production volumes, which lead in part to the Company's decision to restructure its operations in the fourth quarter of fiscal 1997. The Company incurred additional cost of sales of approximately 5% due to the discontinuation of certain products and related inventory write-off as part of its restructuring plan announced in the fourth quarter of fiscal 1997. See Note 10 to Notes to Consolidated Financial Statements.

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

The Company incurred $1.2 million in compensation expenses related to the acquisition of Startech during fiscal 1997. See Liquidity and Capital Resources and Note 9 to Notes to Consolidated Financial Statements.

Net interest income during fiscal 1997 decreased to $2.3 from the $3.1 million reported in fiscal 1996 due primarily to lower average investment rates as well as lower levels of cash and short-term investments in fiscal 1997.

The Company reported a loss for fiscal 1997 and recorded an effective income tax benefit of 27% compared to the federal statutory rate of 35%, due primarily to expenses without tax benefit and state income taxes. The tax rate was offset, in part, by tax advantaged investment income and tax savings generated by use of the Company's foreign sales corporation.

Net income (loss) was ($9.2) million and $13.6 million for fiscal 1997 and 1996, respectively. Excluding the effects of restructuring and other acquisition related expenses, the Company's net income would have been $4.6 million ($0.50 per share) compared to $15.5 million ($1.56 per share) in fiscal 1996 (excluding the effects of the write-off of in-process research and development and other acquisition related expenses).

                                 QUARTERLY RESULTS

The following table contains selected unaudited quarterly financial data for the fiscal years ended March 31, 1998 and 1997. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.

                                                            QUARTERLY RESULTS
                                                            -----------------
                                                           (THREE MONTHS ENDED)
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                             MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,  SEPT. 30,    JUNE 30,
                               1998        1997      1997        1997       1997        1996       1996        1996
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
STATEMENT OF INCOME DATA
Net sales                     $25,105    $26,577    $25,935     $24,398    $22,645     $21,819    $22,689    $25,190
Cost of sales                  12,201     13,455     13,335      12,946     16,925      12,952     12,544     13,038
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
Gross profit                   12,904     13,122     12,600      11,452      5,720       8,867     10,145     12,152
Research and
  development                   3,906      3,953      3,948       3,774      3,619       3,340      3,526      3,422
Selling, general,
  and
  administrative                5,880      5,982      5,873       5,538      5,249       4,864      5,255      5,928
Goodwill
  amortization                    184        293        293         292        343         344        343        344
Restructuring and
  other charges                    --         --         --          --     14,344          --         --         --
Acquisition related
  Expenses                      1,176         --         --          --        700         500         --         --
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
Operating
  Income (loss)                 1,758      2,894      2,486       1,848    (18,535)       (181)     1,021      2,458
Other income, net               1,175        844        683         611        633         529        610        936
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
Income (loss)
  Before income
  Taxes                         2,933      3,738      3,169       2,459    (17,902)        348      1,631      3,394
Income taxes                    1,145      1,431      1,229         976     (5,605)        245        701      1,327
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
Net income (loss)              $1,788     $2,307     $1,940      $1,483   $(12,297)       $103       $930     $2,067
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
Net income (loss)
  Per share:
    Basic                       $0.19      $0.25      $0.21       $0.16     $(1.34)       $.01       $.10       $.23
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
    Diluted                     $0.18      $0.23      $0.20       $0.16     $(1.34)       $.01       $.10       $.23
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
Shares used in
  Computation of
    Net Income
    (Loss) Per Share:
    Basic                       9,437      9,365      9,304       9,199      9,158       9,098      9,030      8,998
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
    Diluted                     9,749      9,933      9,812       9,458      9,158       9,185      9,068      9,104
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------
                             ---------   --------   ---------   --------   ---------   --------  ---------   ---------

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company is currently completing the transfer of its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video imaging, communications and silicon sensor markets and, therefore, has eliminated certain product offerings. The semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically results in shortages of wafer fabrication capacity. The Company's ability to meet customer future demand is dependent upon obtaining sufficient supply of products. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, and the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis. Exar's future operating results could be adversely affected by a downturn in this market or by the failure of one or more of its customers to compete successfully in such market. The markets for components used in personal computer and consumer electronics products are extremely price competitive.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended March 31, 1998, 1997 and 1996, the Company financed its operations primarily from existing cash and short-term investments and cash flows from operations.

At March 31, 1998, the Company had $79.3 million in cash and short-term investments. The Company also has short-term, unsecured, lines of credit under which it may borrow up to $10 million, none of which was being utilized at March 31, 1998. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $25 million in support of its foreign currency transactions. At March 31, 1998, the Company had no outstanding foreign currency forward contracts.

The Company made a $4.5 million minority equity investment in IC Works, Inc., a semiconductor manufacturer ("IC Works"), in February 1996. In April 1997, the Company made an additional equity investment in IC Works of $3 million. The Company has no contractual commitment to make further investments in IC Works. See Note 10 to Notes to Consolidated Financial Statements.

The Company anticipates that it will finance its operations and future property, plant and equipment needs with cash flows from operations, existing cash and short-term investment balances, borrowings under existing bank credit lines, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the needs of the Company and prevailing market conditions.

YEAR 2000

What is commonly known as the "Year 2000 issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors in information or systems failures.

The Company has completed the process of identifying the programs and infrastructure that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The Plan includes replacing certain existing systems with new systems that will be Year 2000 compliant and will provide additional strategic information. The anticipated costs for the new systems, of approximately $4 million to $5 million will be capitalized.

The Company believes, with appropriate replacement or modifications, it will be able to operate its time-sensitive business-application software programs and infrastructure into and beyond the year 2000. Some risks associated with the year 2000 issue, however, are beyond the ability of the Company to control, including the extent to which the Company's suppliers and service providers, including providers of telephone services, can address the year 2000 issue. The failure by a third party to adequately address the year 2000 issue could have a material adverse impact on such third party, and could have an adverse impact on the Company.


ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information under this item is not required in this annual report.
                                      22

ITEM 8.   FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Exar Corporation:


We have audited the accompanying consolidated balance sheets of Exar Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended March 31, 1998 and 1997 listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries as of March 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
San Jose, California
April 23, 1998

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Exar Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of EXAR Corporation and subsidiaries for the year ended March 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended March 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Exar Corporation and subsidiaries for the year ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP
Mountain View, California
May 2, 1996

EXAR CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------
ASSETS                                                                     1998           1997
CURRENT ASSETS:
  Cash and equivalents                                               $      76,167    $    48,479
  Short-term investments                                                     3,140          5,053
  Accounts receivable, net of allowances of $3,411 and $3,158               16,764         13,644
  Inventories                                                                6,781          7,276
  Prepaid expenses and other                                                 1,521          3,225
  Deferred income taxes                                                      5,217          5,985
                                                                     -------------    -----------
               Total current assets                                        109,590         83,662

PROPERTY, PLANT, AND EQUIPMENT, Net                                         26,746         32,823
GOODWILL, net of accumulated amortization of $5,061 and $3,469               1,534          3,211
OTHER ASSETS                                                                 5,799          5,841
                                                                     -------------    -----------
TOTAL ASSETS                                                         $     143,669    $   125,537
                                                                     -------------    -----------
                                                                     -------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $       7,534    $     7,433
  Accrued compensation and related benefits                                  8,564          4,664
  Accrued sales commissions                                                  1,107            613
  Other accrued expenses                                                     1,990          2,130
                                                                     -------------    -----------
               Total current liabilities                                    19,195         14,840

COMMITMENTS AND CONTINGENCIES (see note 11)                                      -              -
LONG-TERM OBLIGATIONS                                                          745            880

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                    -              -
  Common stock; $.0001 par value; 25,000,000 shares authorized;
       10,475,503 and 10,123,076 shares issued                              86,091         80,072
  Cumulative translation adjustments                                            83           (292)
  Retained earnings                                                         51,700         44,182
  Treasury stock; 977,766 shares of common stock at cost                   (14,145)       (14,145)
                                                                     -------------    -----------
               Total stockholders' equity                                  123,729        109,817
                                                                     -------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     143,669    $   125,537
                                                                     -------------    -----------
                                                                     -------------    -----------

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996 (IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)

-------------------------------------------------------------------------------------------------
                                                              1998          1997           1996
     NET SALES                                            $ 102,015     $  92,343     $  125,766

     COST AND EXPENSES:
       Cost of sales                                         51,937        50,829         62,217
       Cost of sales - inventory write-off                        -         4,631              -
       Research and development                              15,581        13,907         16,116
       Selling, general and administrative                   23,273        21,296         24,911
       Goodwill amortization                                  1,062         1,374          1,315
       Restructuring and other charges                            -        14,344              -
       Write-off of in-process research and
          development and other acquisition
          related expenses                                    1,176         1,200          1,293
       Discontinued product line                                  -             -          1,155
                                                          ---------     ---------      ----------
                   Total costs and expenses                  93,029       107,581        107,007
                                                          ---------     ---------      ----------

     INCOME (LOSS) FROM OPERATIONS                            8,986       (15,238)        18,759

     OTHER INCOME (EXPENSE):
       Interest income                                        3,165         2,382         3,266
       Interest expense                                         (76)          (85)          (156)
       Other, net                                               224           412            411
                                                          ---------     ---------      ----------
                    Total other income, net                   3,313         2,709          3,521
                                                          ---------     ---------      ----------
     INCOME (LOSS) BEFORE INCOME TAXES                       12,299       (12,529)        22,280

     BENEFIT (PROVISION) FOR INCOME TAXES                    (4,781)        3,332         (8,698)
                                                          ---------     ---------      ----------
     NET INCOME (LOSS)                                    $   7,518     $  (9,197)    $   13,582
                                                          ---------     ---------      ----------
                                                          ---------     ---------      ----------
     NET INCOME (LOSS) PER SHARE:
         BASIC                                            $    0.81     $   (1.01)    $     1.43
                                                          ---------     ---------      ----------
                                                          ---------     ---------      ----------
         DILUTED                                          $    0.77     $   (1.01)    $     1.37
                                                          ---------     ---------      ----------
                                                          ---------     ---------      ----------
     SHARES USED IN COMPUTATION OF NET
       INCOME (LOSS) PER SHARE:
         BASIC                                                9,326         9,071          9,495
                                                          ---------     ---------      ----------
                                                          ---------     ---------      ----------
         DILUTED                                              9,730         9,071          9,925
                                                          ---------     ---------      ----------
                                                          ---------     ---------      ----------

     See notes to consolidated financial statements.

  EXAR CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED MARCH 31, 1998, 1997 AND 1996 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  Cumulative              Total
                                                                                                  Translation Retained Stockholders'
                                                          Common Stock         Treasury Stock     Adjustments Earnings    Equity
                                                    ---------------------- ----------------------
                                                       Shares     Amount      Shares     Amount
BALANCES,  April 1, 1995                              9,309,066   $67,217           -   $      -      $ 682    $39,797   $107,696

Stock issued in connection with acquisitions             43,334     1,150                                                   1,150
Exercise of stock options                               488,222     6,110                                                   6,110
Income tax benefit from stock option transactions                   1,990                                                   1,990
Stock issued under Employee Stock Participation Plan     77,749     1,221                                                   1,221
Acquisition of treasury stock                                               (927,766)    (13,420)                         (13,420)
Translation adjustment                                                                                 (482)                 (482)
Net income                                                                                                      13,582     13,582

                                                     ----------   -------   ---------   ---------     ------   -------   ---------
BALANCES, March 31, 1996                              9,918,371    77,688   (927,766)    (13,420)       200     53,379    117,847

Exercise of stock options                               117,837     1,240                                                   1,240
Income tax benefit from stock option transactions                     110                                                     110
Stock issued under Employee Stock Participation Plan     86,868     1,034                                                   1,034
Acquisition of treasury stock                                                (50,000)       (725)                            (725)
Translation adjustment                                                                                 (492)                 (492)
Net income                                                                                                      (9,197)    (9,197)
                                                     ----------   -------   ---------   ---------     ------   -------   ---------
BALANCES, March 31, 1997                             10,123,076    80,072   (977,766)    (14,145)      (292)    44,182    109,817

Exercise of stock options                               273,800     3,987                                                   3,987
Income tax benefit from stock option transactions                     867                                                     867
Stock issued under Employee Stock Participation Plan     78,627     1,165                                                   1,165
Translation adjustment                                                                                  375                   375
Net income                                                                                                       7,518      7,518
                                                     ----------   -------   ---------   ---------     ------   -------   ---------
BALANCES, March 31, 1998                             10,475,503   $86,091   (977,766)   $(14,145)     $  83    $51,700   $123,729
                                                     ----------   -------   ---------   ---------     ------   -------   ---------
                                                     ----------   -------   ---------   ---------     ------   -------   ---------

See notes to consolidated financial statements

     EXAR CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED MARCH 31, 1998, 1997 AND 1996 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------
                                                              1998                   1997                 1996
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                              $       7,518      $          (9,197)     $        13,582
       Reconciliation of net income (loss) to net
         provided by operating activities:                                               -
           Depreciation and amortization                      6,190                  6,491                5,627
           Write-down of equipment                                -                 11,382                    -
           Provision for doubtful accounts and sales returns    254                    464                  203
           Write-off of in process research and development       -                      -                  905
           Deferred income taxes                              3,607                 (5,050)               1,575
           Changes in operating assets and liabilities:
             Accounts receivable                             (3,374)                 5,211               10,354
             Inventories                                        495                 10,789                  718
             Prepaid expenses and other                        (246)                (2,643)                 844
             Accounts payable                                    15                 (3,862)             (14,841)
             Accrued compensation and related benefits        3,900                  1,030               (1,092)
             Accrued sales commissions                          494                    105                  (83)
             Other accrued expenses                            (615)                  (829)                (456)
             Income taxes payable                             2,817                    110               (1,817)
                                                          ----------             ----------           -----------
                 Net cash provided by operating activities   21,055                 14,001               15,519
                                                          ----------             ----------           -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of building                                       -                      -              (13,358)
       Purchases of equipment and leasehold improvements     (4,837)               (14,696)              (2,518)
       Proceeds from disposition of equipment and
         leasehold improvements                               7,581                      -                    -
       Purchases of short-term investments                   (4,087)               (11,072)              (4,049)
       Proceeds from maturities of short-term investments     6,000                  9,000                6,202
       Purchases of long-term investments                    (3,000)                     -               (4,500)
       Proceeds from sale of long-term investments                -                      -                2,760
       Other assets                                            (416)                   986                 (857)
       Acquisitions, net of cash acquired                         -                      -                 (355)
                                                          ----------             ----------           -----------
                 Net cash provided by (used in)
                   investing activities                       1,241                (15,782)             (16,675)
                                                          ----------             ----------           -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                 5,152                  2,274                7,331
       Long-term obligations                                   (135)                   (99)                   -
       Acquisition of treasury stock                              -                   (725)             (13,420)
                                                          ----------             ----------           -----------
                 Net cash provided by (used in)               5,017                  1,450               (6,089)
                                                          ----------             ----------           -----------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH                    375                   (492)                (482)
                                                          ----------             ----------           -----------
     NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         27,688                   (823)              (7,727)

     CASH AND EQUIVALENTS AT BEGINNING OF YEAR               48,479                 49,302               57,029
                                                          ----------             ----------           -----------
     CASH AND EQUIVALENTS AT END OF YEAR              $      76,167      $          48,479      $        49,302
                                                          ----------             ----------           -----------
                                                          ----------             ----------           -----------
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for income taxes                     $         391      $           2,750      $    $    7,275
                                                          ----------             ----------           -----------
                                                          ----------             ----------           -----------

     See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996


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

     SHORT-TERM INVESTMENTS - The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally, such investments have contractual maturities of less than one year. The Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. As of March 31, 1998 and 1997, there were no significant differences between the fair market value and the underlying cost of such investments. At March 31, 1998, short term investments consisted of government agency securities of $2,000,000 and auction rate securities of $1,140,000. At March 31, 1997, short-term investments consisted of government agency securities of $2,000,000, auction rate securities of $2,000,000 and mutual fund investments of $1,053,000.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY, PLANT, AND EQUIPMENT -   Property, plant, and equipment are
     stated at cost. Depreciation and amortization on plant and equipment are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

          Computer software and computer equipment          3-5 years
          Machinery and equipment                           5-7 years
          Buildings and fixtures                            5-30 years


     GOODWILL - Goodwill is amortized on a straight-line basis over a period of five years.

     LONG LIVED ASSETS -  In accordance with Statement of Financial
     Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

     REVENUE RECOGNITION - Revenue is recognized at the time of shipment, including sales made to distributors under agreements allowing limited rights of return and price protection on merchandise unsold by the distributors. For sales made to distributors, reserves are provided for estimated returns and price allowances at the time of shipment.

     FOREIGN CURRENCY - The functional currency of each of the Company's foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income. Net foreign currency transaction gains were $19,000, $153,000, and $347,000 in 1998, 1997 and 1996, respectively.

     The Company enters into foreign currency exchange contracts from time-to-time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company's financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At March 31, 1998, there were no such foreign currency exchange contracts outstanding.

     FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable and cash and short-term investments. The majority of the Company's sales are derived from manufacturers in the computer, communications and electronic imaging industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for estimated credit losses and such losses have been within management's expectations. Approximately 12% of net accounts receivable at March 31, 1998 relates to sales to customers in Japan (21% at March 31, 1997). The Company's policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

     The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components, and the Company's ability to attract and retain employees necessary to support its growth.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of financial instruments have been determined by the Company, using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company's financial instruments at March 31, 1998 and 1997 was not materially different from the values presented in the consolidated balance sheets.

     RECLASSIFICATIONS - Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.   INVENTORIES

     Inventories at March 31 consisted of the following:

                                       1998           1997
                                     --------       --------
                                          (In thousands)
     Work in process                  $4,579         $ 4,987
     Finished goods                    2,202           2,289
                                     --------       --------
     Total                            $6,781          $7,276
                                     --------       --------

3.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31 consisted of the following:

                                        1998           1997
                                      --------       --------
                                          (In thousands)
     Land                             $   6,584      $   6,561
     Building                            13,433         13,433
     Machinery and equipment             40,817         44,072
     Leasehold improvements                  44             48
     Construction in progress             1,607          1,376
                                      ---------      ---------
                                         62,485         65,490
     Accumulated depreciation and
       amortization                     (35,739)       (32,667)
                                      ---------      ---------
     Total                            $  26,746      $  32,823
                                      ---------      ---------
                                      ---------      ---------

4.   BORROWING ARRANGEMENTS

     The Company has a short-term, unsecured, bank line of credit under which it may borrow up to $10,000,000. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $25,000,000 in support of its foreign currency transactions.
     Interest rates are based on the London Interbank Offered Rate "LIBOR" (5.6875% at March 31, 1998). At March 31, 1998, no amounts were outstanding under these credit arrangements.

5.   INCOME TAXES

     The provision (benefit) for income taxes for the years ended March 31 consisted of the following:

                                        1998           1997          1996
                                     ----------    -----------    ----------
                                                  (In thousands)
Current:
   Federal                           $    293       $  1,112       $ 4,063
   State                                   14            278           736
   Foreign                                  -            218           334
                                     ----------    -----------    ----------
                                          307          1,608         5,133
                                     ----------    -----------    ----------
Deferred:
   Federal                              3,047         (4,090)        1,167
   State                                  560           (960)          221
   Foreign                                  -              -           187
                                     ----------    -----------    ----------
                                        3,607         (5,050)        1,575
                                     ----------    -----------    ----------
Charge in lieu of taxes attributable
     to employee stock plans              867            110         1,990
                                     ----------    -----------    ----------
       Total                         $  4,781       $ (3,332)      $ 8,698
                                     ----------    -----------    ----------
                                     ----------    -----------    ----------

     Consolidated pretax income (loss) includes foreign income (loss) of approximately $(780,000), $(52,000), and $758,000 in 1998, 1997, and 1996,
     respectively.

     Current net deferred tax assets at March 31, 1998 and 1997 were $5,217,000 and $5,985,000, respectively. Non-current net deferred tax assets at March 31, 1998 and 1997 of $71,000 and $2,910,000, respectively, are included in other assets within the accompanying balance sheets. Significant components of the Company's net deferred tax assets at March 31, 1998 and 1997 are as follows:

                                                               1998       1997
                                                            ----------  --------
                                                                (In thousands)
Deferred tax assets:
     Write-down of fixed assets                              $     -   $ 4,705
     Reserves and accruals not currently deductible            5,468     4,089
     Net operating loss and tax credit carryforwards             615     1,864
     General business credits                                    394         -
     State income taxes                                           43        28
     Other                                                       168         4
                                                            ----------  --------
              Total deferred tax assets                        6,688    10,690
                                                            ----------  --------

     Deferred tax liabilities:
     Depreciation                                             (1,070)   (1,270)
     Other                                                      (330)     (525)
                                                            ----------  --------
               Total deferred tax liabilities                 (1,400)   (1,795)
                                                            ----------  --------
     Net deferred tax assets                                 $ 5,288   $ 8,895
                                                            ----------  --------
                                                            ----------  --------

     No valuation allowance for deferred tax assets was required for the years ended March 31, 1998 and 1997 as management believes it is more likely than not that the Company will generate sufficient taxable income to realize its deferred tax assets.

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

     The following summarizes differences between the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision (benefit) for income taxes for each of the years ended March 31:

                                                               1998            1997           1996
                                                           -----------   -------------  -------------
                                                                          (In thousands)

     Income tax provision (benefit) at statutory rate      $    4,305    $     (4,385)  $      7,798
     Amortization and write-off of goodwill                       371             770            460
     State income taxes, net of federal income
       tax benefit                                                457             606          1,091
     Write-off of in-process research and development               -               -            317
     Tax-exempt interest income                                  (114)            (60)           (95)
     Benefit of acquired net operating losses
       not previously recognized                                    -             (70)             -
     Benefit of foreign sales corporation                        (175)           (490)          (533)
     Foreign income taxed at rates higher than
       U.S. tax rates                                             (18)              -             68
     Other, net                                                   (45)            297           (408)
                                                           -----------   -------------  -------------
     Total                                                 $    4,781     $    (3,332)   $     8,698
                                                           -----------   -------------  -------------
                                                           -----------   -------------  -------------

     The California income tax authorities may propose to assess income taxes using the unitary taxation method for some or all of the fiscal years 1986 to 1990, which remain open to examination under the statute of limitations. This taxation method has the effect of apportioning taxable income of a former foreign majority stockholder of the Company to Exar and could possibly result in additional state income tax liability if successfully asserted. The California income tax authorities have assessed Exar for income taxes under the unitary taxation method for the years 1980 through 1985. Such assessments have been paid or accrued as of March 31, 1998. However, management believes the unitary taxation method is inappropriate for the Company and has filed refund claims or protests with respect to such amounts.

6.   NET INCOME (LOSS) PER SHARE

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

     A summary of the Company's EPS is as follows (In thousands, except per share amounts):

                                                                 YEARS ENDED MARCH 31,
                                                           1998       1997        1996
                                                        ---------  ----------  ----------
      NET INCOME (LOSS)                                 $  7,518   $  (9,197)  $  13,582
                                                        ---------  ----------  ----------
                                                        ---------  ----------  ----------
      SHARES USED IN COMPUTATION:

          Weighted average common shares outstanding
            used in computation of basic net income
            (loss) per share                               9,326      9,071        9,495
          Dilutive effect of stock options                   404          -          430
                                                        ---------  ----------   ---------
          Shares used in computation of diluted net
            income (loss) per share                        9,730      9,071        9,925
                                                        ---------  ----------   ---------
                                                        ---------  ----------   ---------
      BASIC NET INCOME (LOSS) PER SHARE                 $   0.81   $  (1.01)    $   1.43
                                                        ---------  ----------   ---------
                                                        ---------  ----------   ---------
      DILUTED NET INCOME (LOSS) PER SHARE               $   0.77   $  (1.01)    $   1.37
                                                        ---------  ----------   ---------
                                                        ---------  ----------   ---------

     Options to purchase 661,400 and 1,011,416 shares of common stock at prices ranging from $21.50 to $37.25 and $16.09 to $37.25 were outstanding as of March 31, 1998 and 1996, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method. Diluted net loss per share for the year ended March 31, 1997 excludes common equivalent shares, as their effect is anti-dilutive.

7.   EMPLOYEE BENEFIT PLANS

     EXAR SAVINGS PLAN - The Exar Savings Plan covers substantially all employees of the Company. The Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. Exar made contributions of $379,000, $373,000 and $721,000, during 1998, 1997 and 1996, respectively.

     INCENTIVE COMPENSATION PLANS - The Company's incentive compensation plans provide for incentive awards for substantially all employees of the Company based upon the achievement of specified operating and performance results. Incentive awards totaled $3,616,000, $547,000, and $478,000, 1998, 1997 and
     1996, respectively. The Company's incentive plans may be amended or discontinued at the discretion of the Board of Directors.

8.   STOCKHOLDERS' EQUITY

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

     EMPLOYEE STOCK PARTICIPATION PLAN - Exar is authorized to issue
     1,000,000 shares of common stock under its Employee Stock Participation Plan (the Plan). The Plan permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three month offering period. Shares purchased by and distributed to participating employees were 78,627 in 1998, 86,868 in 1997, and 77,749 in 1996 at weighted average prices of $14.81, $11.90 and $15.76, respectively. The weighted average fair value of the fiscal 1998, 1997 and 1996 awards was $6.15, $3.67 and $7.35 per share, respectively.

     The Company has reserved 529,020 shares of common stock for future issuance under its Employee Stock Participation plan.

     STOCK OPTION PLANS - Exar has a Stock Option Plan and a Non-Employee Directors' Stock Option Plan. Under these plans, the Company may grant options to purchase up to 2,901,056 and 150,000 shares of common stock, respectively. Options are granted at fair market value on the date of grant. Options are generally exercisable in four equal annual installments commencing one year after the date of grant and generally expire seven years from the grant date.

     During fiscal year 1998, shareholders approved 825,000 additional shares of the Company's Common Stock to be reserved under the 1997 Equity Incentive Plan (the "1997 Plan"). The 1997 plan differs from prior plans in that, the 1997 Plan allows for selected employees and directors to elect to defer $5,000 to $50,000 of their annual salaries in return for options to purchase Common Stock at an aggregate discount from the current fair market value equal to the salary reduction amount.

     Option activity for both plans is summarized as follows:

                                                                         OUTSTANDING OPTIONS
                                                                      --------------------------
                                                                                      Weighted
                                                                                      Average
                                                                                      Exercise
                                                                       Number of      Price per
                                                                         Shares         Share
                                                                      -----------     ----------
Outstanding, April 1, 1995 (338,983 exercisable at a weighted
          average price of $13.95)                                     1,598,905          15.72
    Options granted (weighted average fair value of $11.00)              758,600          23.62
    Options exercised                                                   (373,400)         13.45
    Options canceled                                                    (373,027)         26.48
                                                                      -----------     ----------
Outstanding, March 31, 1996 (427,783 exercisable at a weighted
          average price of $15.63)                                    1,611,078          17.52
    Options granted (weighted average fair value of $7.92)               874,000          15.25
    Options exercised                                                    (82,050)          9.92
    Options canceled                                                    (481,643)         19.81
                                                                      -----------     ----------
Outstanding, March 31, 1997 (645,589 exercisable at a weighted
          Average price of $16.20)                                     1,921,385          16.22
    Options granted (weighted average fair value of $12.62)              796,169          22.24
    Options exercised                                                   (273,800)         14.56
    Options canceled                                                    (250,432)         18.01
                                                                      -----------     ----------
Outstanding, March 31, 1998                                            2,193,322         $18.39
                                                                      -----------     ----------
                                                                      -----------     ----------

    At March 31, 1998, 533,269 options were available for future grant under both plans.


                              Options Outstanding             Options Exercisable
                    ------------------------------------  ---------------------------
                                   Weighted
                                    Average
                                   Remaining   Weighted                  Weighted
    Range of           Number     Contractual   Average     Number        Average
 Exercise Prices    Outstanding   Life (years)   Price    Exercisable  Exercise Price
------------------  -----------   ------------ ---------  -----------  --------------
$  5.56 - $ 14.09      192,507        3.62      $12.31      120,931       $12.32
  14.25 -   14.88      389,200        5.45       14.36      109,575        14.42
  15.00 -   16.59      402,364        5.19       16.08      131,225        16.06
  17.00 -   17.92      415,051        3.23       17.32      323,751        17.32
  18.17 -   37.25      794,200        6.10       23.62       78,825        26.37
------------------  -----------   ------------ ---------  -----------  --------------
$  4.84 - $ 37.25    2,193,322        5.05       18.39      764,307        16.81
                    -----------                           -----------
                    -----------                           -----------

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6.2 to 7.3 years; stock volatility, 44%, 35% and 49% in 1998, 1997 and 1996 respectively; risk free interest rates, 6.0%, 6.9% and 6.8% in 1998, 1997 and 1996; respectively; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

                                          1998           1997           1996
                                       ----------   --------------  -----------
Pro Forma Net Income (Loss)            $4,696,000   $ (10,544,000)  $13,049,000
                                       ----------   --------------  -----------
                                       ----------   --------------  -----------
Pro Forma Net Income (Loss) Per Share:
                    Basic              $     0.50   $       (1.16)  $     1.31
                                       ----------   --------------  -----------
                                       ----------   --------------  -----------
                    Diluted            $     0.48   $       (1.16)  $     1.31
                                       ----------   --------------  -----------
                                       ----------   --------------  -----------

     The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma amounts are not indicative of future period pro forma amounts, when the calculation will apply to all applicable stock options.

9.   ACQUIRED COMPANIES

     On March 31, 1995, the Company acquired all of the outstanding common stock of Startech Semiconductor, Inc., ("Startech") in exchange for 349,587 shares of common stock, the assumption of Startech's outstanding stock options with an aggregate value of $8,750,000, and cash of $4,450,000. The Company paid certain key employees $1,176,000, $1,150,000 and $388,000 related to Startech's deferred compensation arrangement during 1998, 1997 and 1996, respectively. There are no further deferred compensation obligations under this arrangement.

     In June 1995, the Company acquired Silicon Microstructures, Inc., ("SMI") in exchange for 43,334 shares of common stock, the conversion to equity of $1,250,000 of loans previously granted to SMI and acquisition related costs of $355,000. In addition, the Company may be required to issue up to $1,500,000 in additional shares based on SMI's future operating performance over the next three years. This has not been accrued and will be reflected in the Company's consolidated financial statements when issued or paid.

     For accounting purposes, the acquisitions have been accounted for as purchases. Accordingly, the results of operations include the operations of the acquired companies subsequent to their respective dates of acquisition. As a result of these transactions, the Company recorded approximately $3.6 million of goodwill which is being amortized over a period of five years. Certain other prior period acquisitions resulted in goodwill which has been fully amortized as of March 31, 1998. The remaining portion of the excess purchase price as a result of acquisitions in fiscal 1996 represented in-process research and development which was charged to operations, at the time of acquisition (approximately $.9 million in 1996).

10.  RESTRUCTURING AND OTHER CHARGES

     RESTRUCTURING

     In the fourth quarter of fiscal 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to off shore subcontractors,
     ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon sensor markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees, 44 of whom have been terminated through March 31, 1998; writing down inventory associated with product lines which are being discontinued; vacating certain facility leases and cancellation of contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products. These actions resulted in a charge of $5,345,000 to operating expenses and $4,631,000 to cost of goods sold. The charges include a non-cash charge of $8,454,000 and cash expenditures of $1,522,000. The following schedule summarizes the restructuring and other charges.

                                    Total         Utilized    Balance at    Utilized     Balance at
                                Restructuring        In       March 31,        In         March 31,
                                    Charge         1997          1997         1998          1998
                                -------------     --------    -----------   ---------    -----------
 Write-down of inventory            $4,631         $4,631    $      --        $  --            $--
 Write-down of equipment             3,382          3,382           --           --             --
 Contract cancellations                684            394          290          290             --
 Write-down of goodwill                441            441           --           --             --
 Costs of vacating leases              439             --          439          156            283
 Payments to employees
    Involuntarily terminated           399            204          195          129             66
                                -------------     --------    -----------   ---------    -----------
 Total                              $9,976         $9,052         $924         $575           $349
                                -------------     --------    -----------   ---------    -----------
                                -------------     --------    -----------   ---------    -----------

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


11.  COMMITMENTS AND CONTINGENCIES

     Certain of the Company's facilities are leased under lease agreements expiring through August 2001. Rent expense was $300,000 and $1,058,000 for 1997 and 1996 respectively. The Company expensed all future lease obligations in 1997 as a part of the restructuring and other charges (see
     Note 10).

     In 1987, one of the Company's subsidiaries identified low-level groundwater contamination at its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying consolidated financial statements include the Company's share of estimated remaining remediation costs of approximately $846,000 as of March 31, 1998.

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

12.  GEOGRAPHIC AREA INFORMATION

     The Company and its subsidiaries market products in the United States and in foreign countries. The Company's foreign operations consist primarily of its wholly owned subsidiaries in Japan and the United Kingdom.

     Identifiable assets represent assets used in the Company's operations in each geographic area. Geographic financial information for each year is as follows:

                                               1998           1997             1996
                                           ------------    -----------      -----------
                                                         (In thousands)
Net sales:
     United States                         $    60,020     $   53,374     $    56,030
     Export sales to Japan and Asia             16,852         13,160          34,354
     Export sales to western Europe             21,001         15,144          14,280
     Export sales to rest of world               1,110          1,200           1,847
     Japan                                       3,032          9,465          19,061
     Western Europe                                  -              -             194
                                           ------------    -----------      -----------
                                           $   102,015     $   92,343    $    125,766
                                           ------------    -----------      -----------
                                           ------------    -----------      -----------
Income (loss) from operations:
     United States                         $     9,350        (15,153)   $     18,105
     Japan                                        (467)          (143)            559
     Western Europe                                103             58              95
                                           ------------    -----------      -----------
                                           $     8,986     $  (15,238)   $     18,759
                                           ------------    -----------      -----------
                                           ------------    -----------      -----------
Identifiable assets:
     United States                         $   141,422     $  119,623    $    130,321
     Japan                                       2,102          5,739           8,580
     Western Europe                                145            175             173
                                           ------------    -----------      -----------
                                           $   143,669     $  125,537        $139,074
                                           ------------    -----------      -----------
                                           ------------    -----------      -----------

13.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related information), which establishes annual and interim reporting standards for an enterprises business segments and related disclosures about it's products, services, geographic areas, and major customers. The Company has not yet identified its reporting segments under the new standard. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that, during the fiscal year ended March 31, 1998, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


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

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

                                                                     Form 10K
                                                                     Page No.
               Independent Auditors' Reports                           23-24

               Consolidated Balance Sheets
                  March 31, 1998 and 1997                              25

               Consolidated Statements of Operations
                  for the years ended
                  March 31, 1998, 1997 and 1996                        26

               Consolidated Statements of Stockholders' Equity
                  for the years ended
                  March 31, 1998, 1997, and 1996                       27

               Consolidated Statements of Cash Flows
                  for the years ended
                  March 31, 1998, 1997 and 1996                        28

               Notes to Consolidated Financial
                  Statements                                           29-39

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 1998, 1997 and 1996 are filed as part of this Form 10-K:

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

Exhibit    Exhibit
Footnote   Number        Description
 (d)          2.1        Agreement and Plan of Reorganization
                         Dated June 3, 1994

 (d)          2.2        First Amendment to Agreement and Plan of
                         Reorganization Dated March 31, 1995

 (c)          3.1        Restated Certificate of Incorporation of the Company.

 (c)          3.2        Bylaws of the Company, as amended.

              4.1        Reference is made to Exhibits 3.1 and 3.2.

 (a)*        10.1        1986 Directors' Stock Option Plan of the Company, as
                         amended, and related forms of stock option grant and
                         exercise.

 (b)*        10.2        1989 Employee Stock Participation Plan of the Company
                         and related Offering.

 (c)*        10.3        1991 Stock Option Plan of the Company and related
                         forms of stock option grant and exercise.

 (c)*        10.4        1991 Non-Employee Directors' Stock Option Plan of the
                         Company and related forms of stock option grant and
                         exercise.

 *           10.5        Fiscal 1998 Key Employee Incentive Compensation
                         Program.

 *           10.6        Fiscal 1998 Executive Incentive Compensation Program.

 (e)*        10.7        1996 Non-Employee Directors' Stock Option Plan

 (e)*        10.8        1997 Equity Incentive Plan

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

----------------------------------
                                      42

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

                 (e)     Filed as an exhibit to the Company's registration
                         statement on Form S-8 (Registration Statement No. 333-37369),
                         filed with the commission on October 7, 1998 and incorporated herein by reference.


                 * Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

--------------------------------------------
(b)  There were no reports filed on Form 8-K during the fourth quarter of 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By: /s/ Donald L. Ciffone Jr.
    --------------------------
Donald L. Ciffone Jr.
Chief Executive Officer, President and Director
Date:  June 19, 1998

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

       Signature                      Title                        Date

/s/ Donald L. Ciffone Jr.    Chief Executive Officer,           June 19, 1998
-------------------------     President and Director
(Donald L. Ciffone Jr.)



/s/ Ronald W. Guire          Executive Vice President,
-------------------------     Chief Financial Officer           June 19, 1998
(Ronald W. Guire)            Secretary and Director
                             (Principal Financial and
                               Accounting Officer)

/s/ Raimon L. Conlisk          Director and Chairman            June 19, 1998
-------------------------         of the Board
(Raimon L. Conlisk)


/S/ James E. Dykes                  Director                    June 19, 1998
-------------------------
(James E. Dykes)


/s/ George D. Wells                 Director                    June 19, 1998
-------------------------
(George D. Wells)

                                    SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        (IN THOUSANDS)
------------------------------------------------------------------------------------------
                                    Balance at                                    Balance
                                   Beginning of                Write-offs and     at End
          Classification               Year       Additions      Recoveries       of Year
------------------------------    --------------  ---------   ----------------  ----------
 Year ended March 31, 1998:
    Allowance for doubtful
   accounts and sales returns        $3,158         $ 716         $   463         $3,411
------------------------------    --------------  ---------   ----------------  ----------
 Year ended March 31, 1997:
    Allowance for doubtful
   accounts and sales returns        $2,692         $ 348         $  (118)        $3,158
------------------------------    --------------  ---------   ----------------  ----------
 Year ended March 31, 1996:
   Allowance for doubtful
   accounts and sales returns        $2,985         $ 203            $496         $2,692
------------------------------    --------------  ---------   ----------------  ----------