Form 10-Q
period 1998-06-30
EXAR CORP
filed 1998-08-12
CIK 753568

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q







[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _______TO _______

Commission File No. 0-14225

                                  EXAR CORPORATION
               (Exact Name of registrant as specified in its charter)

           Delaware                                             94-1741481
-------------------------------------------------------------------------------
(State or other jurisdiction of                             ( I.R.S. Employer
incorporation or organization)                              Identification No.)

   48720 Kato Road, Fremont California                            94538
-------------------------------------------------------------------------------
(Address  of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (510) 668-7000
-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X         No
                                         -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at July 31, 1998
-------------------------------------------------------------------------------
Common Stock, $.0001 par value          9,575,391 shares net of treasury shares

                                 TABLE OF CONTENTS
                                 -----------------





PART I         FINANCIAL INFORMATION                                      Page

     Item 1.   Condensed Consolidated Financial Statements . . . . . . . .3-5

               Notes to Condensed Consolidated Financial Statements. . . .6-8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . 9-11

PART II   OTHER INFORMATION

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . 12

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 12

               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 13

                           PART I - FINANCIAL INFORMATION
                           ITEM 1. - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------

                                                                       JUNE 30,      MARCH 31,
                                                                         1998           1998
                                                                      ---------      ---------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                $  74,023      $  76,167
  Short-term investments                                                  3,154          3,140
  Accounts receivable, net                                               15,864         16,764
  Inventories                                                             6,971          6,781
  Prepaid expenses and other                                              1,534          1,521
  Deferred income taxes                                                   5,217          5,217
                                                                      ---------      ---------
               Total current assets                                     106,763        109,590

PROPERTY AND EQUIPMENT, Net                                              27,367         26,746
GOODWILL, Net                                                             1,350          1,534
OTHER ASSETS                                                              5,789          5,799
                                                                      ---------      ---------
TOTAL ASSETS                                                          $ 141,269      $ 143,669
                                                                      ---------      ---------
                                                                      ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other accrued expenses                         $   7,964      $  10,631
  Accrued compensation and related benefits                               4,130          8,564
  Income taxes payable                                                    1,256              -
                                                                      ---------      ---------
               Total current liabilities                                 13,350         19,195
                                                                      ---------      ---------
LONG-TERM LIABILITIES                                                       713            745
                                                                      ---------      ---------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                 -              -
  Common stock; $.0001 par value; 25,000,000 shares authorized;
     10,550,407 and 10,475,503 shares outstanding                        87,249         86,091
  Cumulative translation adjustments                                         36             83
  Retained earnings                                                      54,066         51,700
  Treasury stock; 977,766 shares of common stock at cost                (14,145)       (14,145)
                                                                      ---------      ---------
               Total stockholders' equity                               127,206        123,729
                                                                      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 141,269      $ 143,669
                                                                      ---------      ---------
                                                                      ---------      ---------

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                         1998           1997
                                                                       --------       --------
NET SALES                                                              $ 21,764       $ 24,399

COST AND EXPENSES:
  Cost of goods sold                                                     10,066         12,947
  Research and development                                                3,412          3,774
  Selling, general and administrative                                     5,422          5,537
  Goodwill amortization                                                     185            292
                                                                       --------       --------
               Total costs and expenses                                  19,085         22,550
                                                                       --------       --------
OPERATING INCOME                                                          2,679          1,849

OTHER INCOME:
  Interest income, net                                                    1,027            566
  Other, net                                                                 64             44
                                                                       --------       --------
               Total other income, net                                    1,091            610
                                                                       --------       --------
INCOME BEFORE INCOME TAXES                                                3,770          2,459

INCOME TAXES                                                              1,404            977
                                                                       --------       --------
NET INCOME                                                             $  2,366       $  1,482
                                                                       --------       --------
                                                                       --------       --------
NET INCOME PER SHARE:

BASIC                                                                  $   0.25       $   0.16
                                                                       --------       --------
                                                                       --------       --------
DILUTED                                                                $   0.24       $   0.16
                                                                       --------       --------
                                                                       --------       --------
SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                                                     9,539          9,199
                                                                       --------       --------
                                                                       --------       --------
DILUTED                                                                   9,970          9,458
                                                                       --------       --------
                                                                       --------       --------

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          1998           1997
                                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  2,366       $  1,482
  Reconciliation of net income to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                        1,194          1,479
      Changes in operating assets and liabilities:
        Accounts receivable                                                                  900           (318)
        Inventories                                                                         (190)          (675)
        Prepaid expenses and other                                                          (276)           654
        Accounts payable and other accrued expenses                                       (2,667)           (42)
        Accrued compensation and related benefits                                         (4,434)            20
        Income taxes payable                                                               1,519              -
                                                                                        --------       --------
            Net cash provided by (used in) operating activities                           (1,588)         2,600
                                                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                     (1,631)        (1,408)
  Purchases of short-term investments                                                        (14)           (15)
  Purchases of long-term investments                                                           -         (3,000)
  Other assets                                                                                11             50
                                                                                        --------       --------
            Net cash used in investing activities                                         (1,634)        (4,373)
                                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term liabilities                                                                      (33)           (77)
  Proceeds from issuance of common stock                                                   1,158          1,756
                                                                                        --------       --------
            Net cash provided by financing activities                                      1,125          1,679
                                                                                        --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (47)           558
                                                                                        --------       --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                           (2,144)           464

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               76,167         48,479
                                                                                        --------       --------
CASH AND EQUIVALENTS AT END OF PERIOD                                                   $ 74,023       $ 48,943
                                                                                        --------       --------
                                                                                        --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                            $    222       $     70
                                                                                        --------       --------
                                                                                        --------       --------

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1998 Annual Report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 1998 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1998 Annual Meeting of Stockholders.

Exar designs, develops and markets analog and mixed-signal application specific integrated circuits for use in the communications, video and imaging, silicon microstructures and in other selected product areas. Principal markets include North America, Asia and Europe.


NOTE 2.   INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following:

                                         June 30,       March 31,
                                           1998           1998
                                         --------       --------
       Work-in-process                   $  4,736       $  4,579
       Finished goods                       2,235          2,202
                                         --------       --------
                                         $  6,971       $  6,781
                                         --------       --------
                                         --------       --------

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

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                         1998           1997
                                                                       --------       --------
NET INCOME                                                             $  2,366       $  1,482
                                                                       --------       --------
                                                                       --------       --------
SHARES USED IN COMPUTATION:

  Weighted average common shares outstanding used in
   computation of basic net income per share                              9,539          9,199

  Dilutive effect of stock options                                          431            259
                                                                       --------       --------
  Shares used in computation of diluted net income per share              9,970          9,458
                                                                       --------       --------
                                                                       --------       --------
BASIC NET INCOME PER SHARE                                             $   0.25       $   0.16
                                                                       --------       --------
                                                                       --------       --------
DILUTED NET INCOME PER SHARE                                           $   0.24       $   0.16
                                                                       --------       --------
                                                                       --------       --------

Options to purchase 739,519 and 135,550 shares of common stock at prices ranging from $20.63 to $37.25 were outstanding as of June 30, 1998 and 1997, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be antidilutive under the treasury stock method.

NOTE 4.   COMPREHENSIVE INCOME

In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three months ended June 30, 1998 and 1997, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative translation adjustments, was $2,336,000 and $1,843,000, respectively.

NOTE 5.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending March 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In a forward looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business" and "Risk Factors" in the Company's 1998 Form 10-K, filed with the Securities and Exchange Commission on June 19, 1998.

GENERAL - The Company derives revenue principally from the sale of integrated circuits for use in communications, video and imaging, silicon sensing and other selected areas. The Company has wholly-owned subsidiaries in Japan and the United Kingdom to support its sales operations in the Far East and Europe.

RESULTS OF OPERATIONS - Net sales for the first quarter of fiscal 1999 were $21.8 million compared to $24.4 million for the corresponding period in fiscal 1998, a decrease of approximately 11%. This decrease was primarily due to significant decreases in sales of discontinued consumer and custom products in the Company's legacy product lines.

Cost of goods sold for the first quarter of fiscal 1999 decreased to approximately 46% of net sales compared to 53% of net sales for the same period in fiscal 1998. The resulting increase in gross margins is due primarily to improvements in product mix, improved operating efficiencies, and a slight increase in license and royalty revenues. The Company's newer analog and mixed-signal products tend to have higher gross margins than many of the Company's more mature products, and margins of any particular product may erode over time. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, the Company's ability to achieve certain manufacturing efficiencies and the cost of material procured from the Company's suppliers.

Research and development expenses in the first quarter of fiscal 1999, as a percentage of net sales, remained consistent at approximately 16% with the corresponding period in fiscal 1998. Research and development expenses in the first quarter of fiscal 1999 decreased by approximately 10% compared to the same period in fiscal 1998. The decrease in research and development expenses is attributable primarily to the timing of research and development project spending and a decrease in employee benefits expense for personnel in this area.

Selling, general and administrative expenses, as a percentage of net sales, increased from approximately 23% in the first quarter of fiscal 1998 to 25% in the corresponding period in fiscal 1999. Selling, general and administrative expenses in the first quarter decreased by approximately 2% compared to the same period in fiscal 1998. This change was primarily due to decreased sales resulting in decreased commissions.

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for the first three months of fiscal 1999 was approximately 37% compared with the federal statutory rate of 35%. The difference is due to non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

In 1987, one of the Company's subsidiaries identified low-level groundwater contamination on its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying financial statements include the Company's approximately $.8 million share of estimated remediation costs.

LIQUIDITY AND CAPITAL RESOURCES - During the first three months of fiscal 1999, the Company financed its operations primarily from cash flows from operations and existing cash and short-term investments. At June 30, 1998, the Company had approximately $77.2 million of cash and short-term investments. In addition, the Company had available short-term, unsecured lines of credit under which it may borrow up to $10 million, none of which was being utilized at June 30, 1998. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $25 million in support of its foreign currency transactions. At June 30, 1998, the Company had no outstanding foreign currency forward contracts.

The Company has no material capital commitment given its current capital resources.

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

Year 2000
---------

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

FACTORS THAT MAY AFFECT FUTURE RESULTS - The Company is currently transferring its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video, imaging, communications and silicon sensor markets and, therefore, has discontinued certain product offerings. Furthermore, the semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically result in shortages of wafer fabrication capacity. The Company's ability to meet future demand for its products is dependent upon obtaining sufficient supply of raw materials and components. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis and other factors. Exar's future operating results could be adversely affected by a downturn in the semiconductor market or by the failure of one or more of its customers to compete successfully in such market. The markets for components used in the video, imaging, communications and silicon sensor markets are extremely price competitive.

                            PART II - OTHER INFORMATION


ITEM 5. - OTHER INFORMATION

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the company prior to March 15, 1999 (unless such matters are included in the Company's proxy statement pursuant to rule 14A-3 under the Securities Exchange Act of 1934, as amended).

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NUMBER           DESCRIPTION OF DOCUMENT
     --------------           -----------------------

         27.0                 Financial Data Schedule

(b) During the quarter for which this report is filed, the Registrant filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EXAR CORPORATION

By        /s/                                      Date: August 12, 1998
   ---------------------------------------------
          Donald L. Ciffone, Jr.
          President
          Chief Executive Officer



By        /s/                                      Date: August 12, 1998
   ---------------------------------------------
          Ronald W. Guire
          Executive Vice President,
          Chief Financial Officer,
          Secretary

                                   EXHIBIT INDEX




Exhibit                                                          Page
-------                                                          ----

27.0           Financial Data Schedule