Form 10-Q
period 1998-09-30
EXAR CORP
filed 1998-11-13
CIK 753568

                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For quarterly period ended September 30, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______TO _______

Commission File No. 0-14225

                                   EXAR CORPORATION
                 (Exact Name of registrant as specified in its charter)

          Delaware                                     94-1741481
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

48720 Kato Road, Fremont California                        94538
--------------------------------------------------------------------------------
(Address  of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (510) 668-7000
--------------------------------------------------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at October 31, 1998
--------------------------------------------------------------------------------
Common Stock, .0001 par value           9,301,545 shares net of treasury shares

                                  TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements . . . . . . . .  3-5

               Notes to Condensed Consolidated Financial Statements. . . .  6-8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . 9-12

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk . . . . . . . . . . . . . . . . . . . . . . . .   12

PART II        OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders . . . .   13

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .   13

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   13

               Signatures. . . . . . . . . . . . . . . . . . . . . . . . .   14

EXHIBITS

               Exhibit 27.0. . . . . . . . . . . . . . . . . . . . . . . .   15


                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)


                                                                            SEPTEMBER 30,        MARCH 31,
                                                                               1998                1998
                                                                            (UNAUDITED)
                                                                            ------------        ----------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                      $     70,833        $   76,167
  Short-term investments                                                           3,170             3,140
  Accounts receivable, net                                                        14,687            16,764
  Inventories                                                                      6,898             6,781
  Prepaid expenses and other                                                       1,791             1,521
  Deferred income taxes                                                            5,217             5,217
                                                                            ------------        ----------
               Total current assets                                              102,596           109,590

PROPERTY AND EQUIPMENT, Net                                                       28,431            26,746
GOODWILL, Net                                                                      1,166             1,534
OTHER ASSETS                                                                       5,766             5,799
                                                                            ------------        ----------
TOTAL ASSETS                                                                $    137,959        $  143,669
                                                                            ------------        ----------
                                                                            ------------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other accrued expenses                               $      7,870        $   10,631
  Accrued compensation and related benefits                                        3,232             8,564
  Income taxes payable                                                             2,250                 -
                                                                            ------------        ----------
               Total current liabilities                                          13,352            19,195
                                                                            ------------        ----------
LONG-TERM LIABILITIES                                                                694               745
                                                                            ------------        ----------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                          -                 -
  Common stock; $.0001 par value; 25,000,000 shares authorized;
     10,589,611 and 10,475,503 shares outstanding                                 87,767            86,091
  Cumulative translation adjustments                                                  46                83
  Retained earnings                                                               55,821            51,700
  Treasury stock; 1,288,066 and 977,766 shares of common stock at cost           (19,721)          (14,145)
                                                                            ------------        ----------
               Total stockholders' equity                                        123,913           123,729
                                                                            ------------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    137,959        $  143,669
                                                                            ------------        ----------
                                                                            ------------        ----------

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)


--------------------------------------------------------------------------------

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                         ------------------------      -----------------------
                                            1998          1997           1998           1997
                                         ---------      ---------      ---------     ---------

NET SALES                                $  19,198      $  25,935      $  40,962     $  50,334

COSTS AND EXPENSES:
  Cost of sales                              9,146         13,335         19,212        26,282
  Research and development                   3,576          3,948          6,989         7,722
  Selling, general and administrative        4,892          5,873         10,314        11,410
  Goodwill amortization                        185            293            369           585
                                         ---------      ---------      ---------     ---------
               Total costs and expenses     17,799         23,449         36,884        45,999
                                         ---------      ---------      ---------     ---------
OPERATING INCOME                             1,399          2,486          4,078         4,335

OTHER INCOME:
  Interest income, net                       1,025            704          2,042         1,270
  Other, net                                   399            (21)           473            23
                                         ---------      ---------      ---------     ---------
               Total other income, net       1,424            683          2,515         1,293
                                         ---------      ---------      ---------     ---------
INCOME BEFORE INCOME TAXES                   2,823          3,169          6,593         5,628

INCOME TAXES                                 1,068          1,229          2,472         2,206
                                         ---------      ---------      ---------     ---------
NET INCOME                                $  1,755       $  1,940       $  4,121      $  3,422
                                         ---------      ---------      ---------     ---------
                                         ---------      ---------      ---------     ---------
NET INCOME PER SHARE:

BASIC                                        $0.19          $0.21          $0.43         $0.37
                                         ---------      ---------      ---------     ---------
                                         ---------      ---------      ---------     ---------
DILUTED                                      $0.18          $0.20          $0.42         $0.36
                                         ---------      ---------      ---------     ---------
                                         ---------      ---------      ---------     ---------
SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                        9,413          9,304          9,476         9,251
                                         ---------      ---------      ---------     ---------
                                         ---------      ---------      ---------     ---------
DILUTED                                      9,618          9,812          9,794         9,635
                                         ---------      ---------      ---------     ---------
                                         ---------      ---------      ---------     ---------

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)


--------------------------------------------------------------------------------

                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    1998          1997
                                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  4,121      $  3,422
  Reconciliation of net income to net cash provided by operating activities:
   Depreciation and amortization                                                     2,347         2,937
   Changes in operating assets and liabilities:
     Accounts receivable                                                             2,077          (363)
     Inventories                                                                      (117)       (2,202)
     Prepaid expenses and other                                                       (270)        1,950
     Accounts payable and other accrued expenses                                    (2,761)       (1,395)
     Accrued compensation and related benefits                                      (5,332)        1,545
     Income taxes payable                                                            2,250             -
                                                                                  --------      --------
      Net cash provided by operating activities                                      2,315         5,894
                                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                               (3,664)       (2,353)
  Purchases of short-term investments                                                  (30)         (104)
  Sales of short-term investments                                                        -         2,000
  Purchase of long-term investments                                                      -        (3,000)
  Other assets                                                                          33           242
                                                                                  --------      --------
      Net cash used in investing activities                                         (3,661)       (3,215)
                                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term liabilities                                                                (51)          (73)
  Proceeds from issuance of common stock                                             1,675         2,807
  Acquisition of common stock                                                       (5,575)            -
                                                                                  --------      --------
      Net cash provided by (used in)
       financing activities                                                         (3,951)        2,734
                                                                                  --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (37)          508
                                                                                  --------      --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     (5,334)        5,921

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                         76,167        48,479
                                                                                  --------      --------
CASH AND EQUIVALENTS AT END OF PERIOD                                             $ 70,833      $ 54,400
                                                                                  --------      --------
                                                                                  --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                      $    250      $    144
                                                                                  --------      --------
                                                                                  --------      --------


See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


--------------------------------------------------------------------------------
NOTE 1.        BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1998 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows.
The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 1998 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1998 Annual Meeting of Stockholders.

Exar designs, develops and markets analog and mixed-signal application specific integrated circuits for use in the communications, video and imaging, silicon microstructures and in other selected product areas. Principal markets include North America, Asia and Europe.

NOTE 2.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                              September 30,          March 31,
                                  1998                 1998
                              ------------         ------------
     Work-in-process            $  4,340            $  4,579
     Finished goods                2,558               2,202
                              ------------         ------------
                                $  6,898            $  6,781
                              ------------         ------------
                              ------------         ------------

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


                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                1998           1997           1998           1997
                                                              --------       --------       --------       --------
NET INCOME                                                    $  1,755       $  1,940       $  4,121       $  3,422
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
SHARES USED IN COMPUTATION:

  Weighted average common shares outstanding used in
   computation of basic net income per share                     9,413          9,304          9,476          9,251

  Dilutive effect of stock options                                 205            508            318            384
                                                              --------       --------       --------       --------
  Shares used in computation of diluted net income per share     9,618          9,812          9,794          9,635
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
BASIC NET INCOME PER SHARE                                     $  0.19        $  0.21        $  0.43        $  0.37
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
DILUTED NET INCOME PER SHARE                                   $  0.18        $  0.20        $  0.42        $  0.36
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------


Options to purchase 1,259,781 and 649,750 shares of common stock at prices ranging from $16.09 to $37.25 were outstanding as of September 30, 1998 and 1997, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be antidilutive under the treasury stock method.

NOTE 4.   COMPREHENSIVE INCOME

In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and six months ended September 30, 1998 and 1997, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative translation adjustments, was as follows:


                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                             1998       1997      1998     1997
                                            ------     -----     -----     -----
NET INCOME                                   1,755     1,940     4,121     3,422

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Cumulative translation adjustments             6       (32)      (24)      328
                                            ------     -----     -----     -----
COMPREHENSIVE INCOME                         1,761     1,908     4,097     3,750
                                            ------     -----     -----     -----
                                            ------     -----     -----     -----


NOTE 5.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has not yet determined its business segments for purposes of these disclosures. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending March 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

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

GENERAL - The Company derives revenue principally from the sale of integrated circuits for use in communications, video and imaging, silicon sensing and other selected areas. The Company has wholly-owned subsidiaries in Japan, Taiwan and the United Kingdom to support its sales operations in the Far East and Europe.

RESULTS OF OPERATIONS - Net sales for the second quarter of fiscal 1999 were $19.2 million compared to $25.9 million for the corresponding period in fiscal 1998, a decrease of approximately 26%. Net sales for the six month period ended September 30, 1998 decreased by approximately 19% to $41.0 million compared to $50.3 million for the corresponding period in fiscal 1998. These decreases were primarily due to decreases in sales of discontinued consumer and custom products in the Company's legacy product lines. Sales of these discontinued legacy products are expected to further decline over the next several quarters.

During the three month period ended September 30, 1998, the Company reversed $1.2 million of accrued medical benefits upon changing from a self insured plan to a fully insured plan and revising its estimate of the Company's ultimate liability. This change in estimate had a positive net impact of $.4 million on gross margin, $.4 million on research and development expenses and $.4 million on selling, general and administrative expenses.

Cost of goods sold for the second quarter and the first six months of fiscal 1999 decreased to approximately 48% and 47% of net sales, respectively, compared to 51% and 52% of net sales for the same periods in fiscal 1998. The decrease is due to a greater mix of the Company's newer analog and mixed-signal products which tend to have higher gross margins than many of the Company's more mature products. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, the Company's ability to achieve certain manufacturing efficiencies and the cost of material procured from the Company's suppliers. Margins of any particular product may erode over time.

Research and development expenses in the second quarter and first six months of fiscal 1999 represented approximately 19% and 17% of net sales, respectively compared to 15% of net sales in the corresponding periods in fiscal 1998. Research and development expenses in the second quarter and first six months of fiscal 1999 decreased by approximately 9% and 10%, respectively, compared to the same periods in fiscal 1998. The decrease in research and development expenses is attributable to a decrease in employee benefits expense and to the reduction of the medical benefits accrual upon changing from a self insured plan to a fully insured plan as discussed above.

Selling, general and administrative expenses, as a percentage of net sales, increased from approximately 23% in the second quarter and first six months of fiscal 1998 to 26% and 25%, respectively, in the corresponding periods of fiscal 1999. Selling, general and administrative expenses in the second quarter and first six months of fiscal 1999 decreased by approximately 17% and 10%, respectively, compared to the same periods in fiscal 1998. The decrease in selling, general and administrative expenses is attributable to decreased commissions expense, decreased employee benefits expense and to the reduction of the medical benefits accrual upon changing from a self insured plan to a fully insured plan as discussed above.

Other income in the second quarter and first six months of fiscal 1999 increased by approximately 108% and 95%, respectively, compared to the same periods in fiscal 1998. These increases are attributable mainly to higher interest earned on increased cash and equivalents balances as well as gains on property and equipment disposals.

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for the first six months of fiscal 1999 was approximately 38% compared with the federal statutory rate of 35%. The difference is due to non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

In 1987, one of the Company's subsidiaries identified low-level groundwater contamination on its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an agreement with another entity to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The accompanying financial statements include an accrual for the Company's approximately $.8 million share of estimated remediation costs.

LIQUIDITY AND CAPITAL RESOURCES - During the first six months of fiscal
1999, the Company financed its operations primarily from cash flows from operations and existing cash and short-term investments. At September 30, 1998, the Company had approximately $74.0 million of cash and short-term investments. The Company has available a short term, unsecured line of credit under which it may borrow up to $10 million, none of which was being utilized at September 30, 1998. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may borrow up to $25 million in support of its foreign currency transactions. At September 30, 1998, the Company had no outstanding foreign currency forward contracts.

The Company has no material firm capital commitments.

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

YEAR 2000 AND PROXIMATE DATES

Many computer systems are expected to experience problems interpreting dates around the year 2000. Following is a summary of our activities to address the ability of our business to operate around these dates:

STATE OF READINESS AND CONTINGENCY PLANS- The Company has completed the process of identifying the programs and infrastructure that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. In 1997, in order to improve access to business information through common, integrated computing systems across the Company, the Company began a worldwide business systems replacement project with systems that use programs primarily from Oracle Corporation (Oracle). The new systems, which are expected to make the Company's business computer systems Year 2000 compliant, are scheduled for completion in the quarter ended March 31, 1999. The implementation of the Oracle programs is on schedule and approximately 80% complete. The Company has developed a contingency plan to capture data that would otherwise be processed by Oracle programs using PC based systems.
A decision to implement the contingency plan, which is dependent upon the successful implementation of Oracle, is expected to be made by the end of the quarter ended December 31, 1998. This contingency plan will allow the Company to operate its critical business functions at minimum levels of efficiency until such time that an alternative solution can be developed.

COSTS - The total anticipated cost of the Oracle implementation is estimated at $4.5 million to $5.5 million dollars. Approximately $4.0 million to $5.0 million dollars will be capitalized and is for the development of software and installation of hardware. Of the remaining project costs of approximately $.5 million, the Company has expensed approximately $.3 million in prior periods and anticipates to expense the residual through the end of the project in the quarter ended March 31, 1999. The costs of the Oracle implementation and the date on which the Company plans to complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors. The Company believes that the costs to address other non-critical systems have been and will continue to be immaterial to the Company's financial results of operations and cash flows.

RISKS - The Company believes that with the implementation of the Oracle software, it will be able to operate its time sensitive business-application software programs and infrastructure into and beyond the year 2000. The Company is in the process of working with certain key suppliers and customers to assess their year 2000 readiness. The failure by a third party to adequately address the year 2000 issue could have a material adverse impact on such third parties ability to furnish products and services to the Company and, therefore, could have a material adverse effect on the Company.
However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS - The Company is currently transferring its remaining test and shipping operations to offshore sub-contractors to reduce manufacturing expenses. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video, imaging, communications and silicon sensor markets and, therefore, has discontinued certain product offerings. Furthermore, the semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically result in shortages of wafer fabrication capacity. The Company's ability to meet future demand for its products is dependent upon obtaining sufficient supply of raw materials and components. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis and other factors. Exar's future operating results could continue to be adversely affected by the current downturn in the semiconductor market, the Asian financial crisis or by the failure of one or more of its customers to compete successfully in their markets. The markets for components used in the video, imaging, communications and silicon sensor markets are extremely price competitive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is not applicable for the Company until the fiscal year ended March 31, 1999.

                             PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Exar Corporation was held on September 10, 1998 in Fremont, California. At the meeting the following individuals were elected to the Board of Directors of the Company and will hold office until the 2001 Annual Meeting of Stockholders. The number of affirmative and negative votes were as follows:

                                        Affirmative     Negative
                                        -----------     ---------
Mr. Donald L. Ciffone, Jr.                7,360,242      613,907
Mr. Ronald W. Guire                       7,360,204      613,945


In addition, certain individuals will continue to hold office as directors of the Company until the Annual Meeting of Stockholders as follows:, Mr. George
D. Wells - 1999 and Mr. Raimon L. Conlisk - 1999, Mr. James E. Dykes - 2000, Dr. Frank P. Carrubba - 2000

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

                                                  Affirmative        Negative       Withheld       Abstained
                                                  -----------        ---------      ---------      ----------
     Resolution to approve the Amendment
     To the Company's 1997 Equity Incentive
     Plan                                           4,502,331        2,557,547        899,120          15,151

     Resolution to approve the Amendment
     To the Company's 1996 Non-Employee
     Directors' Stock Option Plan                   4,730,267        1,696,204        872,909         674,769


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

EXAR CORPORATION



By  /s/ Donald L. Ciffone, Jr.         Date: November 13, 1998
   ---------------------------
   Donald L. Ciffone, Jr.
   President
   Chief Executive Officer



By  /s/ Ronald W. Guire                Date: November 13, 1998
   ---------------------------
   Ronald W. Guire
   Executive Vice President,
   Chief Financial Officer

                                    EXHIBIT INDEX


Exhibit
-------
27.0           Financial Data Schedule.
