Form 10-Q
period 1998-12-31
EXAR CORP
filed 1999-02-09
CIK 753568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q







[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _______TO _______

Commission File No. 0-14225

                                EXAR CORPORATION
             (Exact Name of registrant as specified in its charter)

             Delaware                                  94-1741481
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

48720 Kato Road, Fremont California                      94538
-------------------------------------------------------------------------------
Address of principal executive offices)                (Zip Code)

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

             Class                       Outstanding at December 31, 1998
-------------------------------------------------------------------------------
   Common Stock, .0001 par value       9,329,545 shares net of treasury shares

                                          TABLE OF CONTENTS



                                                                                         Page
                                                                                         ----
PART I      FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements....................................3-5

            Notes to Condensed Consolidated Financial Statements...........................6-8

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................9-12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................12

PART II     OTHER INFORMATION

  Item 5.   Other Information.............................................................. 13

  Item 6.   Exhibits and Reports on Form 8-K................................................13

            Signatures......................................................................14
EXHIBITS

            Exhibit 27.0....................................................................15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

-------------------------------------------------------------------------------------------------------------------------
                                                                                   DECEMBER 31,               MARCH 31,
                                                                                      1998                     1998
                                                                                   (UNAUDITED)
                                                                                -----------------       -----------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                          $          74,875       $          76,167
  Short-term investments                                                                    3,277                   3,140
  Accounts receivable, net                                                                 12,749                  16,764
  Inventories                                                                               6,536                   6,781
  Prepaid expenses and other                                                                1,646                   1,521
  Deferred income taxes                                                                     5,217                   5,217
                                                                                -----------------       -----------------
       Total current assets                                                               104,300                 109,590

PROPERTY AND EQUIPMENT, Net                                                                27,640                  26,746
GOODWILL, Net                                                                                 630                   1,534
OTHER ASSETS                                                                                5,809                   5,799
                                                                                -----------------       -----------------

TOTAL ASSETS                                                                    $         138,379       $         143,669
                                                                                -----------------       -----------------
                                                                                -----------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $           4,144       $           7,534
  Accrued compensation and related benefits                                                 2,864                   8,564
  Other accrued expenses                                                                    3,328                   3,097
  Income taxes payable                                                                      2,316                       -
                                                                                -----------------       -----------------
       Total current liabilities                                                           12,652                  19,195
                                                                                -----------------       -----------------

LONG-TERM LIABILITIES                                                                         684                     745
                                                                                -----------------       -----------------

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
     no shares outstanding                                                                      -                       -
  Common stock; $.0001 par value; 25,000,000 shares authorized;
     10,616,211 and 10,475,503 shares outstanding                                          88,125                  86,091
  Cumulative translation adjustments                                                          234                      83
  Retained earnings                                                                        56,405                  51,700
  Treasury stock; 1,288,066 and 977,766 shares of common stock at cost                    (19,721)                (14,145)
                                                                                -----------------       -----------------
       Total stockholders' equity                                                         125,043                 123,729
                                                                                -----------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $         138,379       $         143,669
                                                                                -----------------       -----------------
                                                                                -----------------       -----------------

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                        1998              1997              1998             1997
                                                    ------------     ------------      ------------     ------------

NET SALES                                           $     15,808     $     26,577      $     56,770     $     76,910

COSTS AND EXPENSES:
  Cost of sales                                            7,292           13,455            26,504           39,737
  Research and development                                 3,360            3,953            10,349           11,675
  Selling, general and administrative                      4,475            5,982            14,789           17,392
  Goodwill amortization                                      146              293               515              878
  Restructuring and other charges                            731               --               731               --
                                                    ------------     ------------      ------------     ------------
               Total costs and expenses                   16,004           23,683            52,888           69,682
                                                    ------------     ------------      ------------     ------------

OPERATING INCOME (LOSS)                                     (196)           2,894             3,882            7,228

OTHER INCOME:
  Interest income, net                                     1,110              837             3,152            2,065
  Other, net                                                  72                7               545               73
                                                    ------------     ------------      ------------     ------------
               Total other income, net                     1,182              844             3,697            2,138
                                                    ------------     ------------      ------------     ------------

INCOME BEFORE INCOME TAXES                                   986            3,738             7,579            9,366

INCOME TAXES                                                 402            1,431             2,874            3,637
                                                    ------------     ------------      ------------     ------------
NET INCOME                                          $        584     $      2,307      $      4,705     $      5,729
                                                    ------------     ------------      ------------     ------------
                                                    ------------     ------------      ------------     ------------

NET INCOME PER SHARE:

BASIC                                                      $0.06            $0.25             $0.50            $0.62
                                                    ------------     ------------      ------------     ------------
                                                    ------------     ------------      ------------     ------------
DILUTED                                                    $0.06            $0.23             $0.49            $0.59
                                                    ------------     ------------      ------------     ------------
                                                    ------------     ------------      ------------     ------------
SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                                      9,303            9,365             9,418            9,289
                                                    ------------     ------------      ------------     ------------
                                                    ------------     ------------      ------------     ------------
DILUTED                                                    9,436            9,933             9,675            9,734
                                                    ------------     ------------      ------------     ------------
                                                    ------------     ------------      ------------     ------------

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

----------------------------------------------------------------------------------------------
                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                      1998            1997
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    4,705      $    5,729
  Reconciliation of net income to net cash provided
   by operating activities:
      Depreciation and amortization                                     3,812           4,342
      Changes in operating assets and liabilities:
        Accounts receivable                                             4,015          (2,440)
        Inventories                                                       245             (95)
        Prepaid expenses and other                                       (388)           (436)
        Accounts payable                                               (3,390)         (2,751)
        Accrued compensation and related benefits                      (5,700)          2,650
        Other accrued expenses                                            231             468
        Income taxes payable                                            2,579           3,380
                                                                   -----------     -----------

          Net cash provided by operating activities                     6,109          10,847
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (4,287)         (2,931)
  Proceeds from sales of equipment                                        485           7,353
  Purchases of short-term investments                                    (137)         (2,120)
  Sales of short-term investments                                           -           4,000
  Purchase of long-term investments                                         -          (3,000)
  Other assets                                                            (10)           (133)
                                                                   -----------     -----------

          Net cash provided by (used in) investing activities          (3,949)          3,169
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term liabilities                                                   (61)           (117)
  Proceeds from issuance of common stock                                2,033           3,910
  Acquisition of common stock                                          (5,575)              -
                                                                   -----------     -----------

          Net cash provided by (used in) financing activities          (3,603)          3,793
                                                                   -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   151             363
                                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (1,292)         18,172

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                            76,167          48,479
                                                                   -----------     -----------
CASH AND EQUIVALENTS AT END OF PERIOD                              $   74,875      $   66,651
                                                                   -----------     -----------
                                                                   -----------     -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                       $      543      $      351
                                                                   -----------     -----------
                                                                   -----------     -----------

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(In thousands, except per share amounts)
-------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1998 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 1998 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1998 Annual Meeting of Stockholders.


Exar designs, develops and markets analog and mixed-signal application specific integrated circuits for use in the communications, video and imaging and in other selected product areas. Principal markets include North America, Asia and Europe.


NOTE 2.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:


                                           December 31,       March 31,
                                               1998             1998
                                         --------------    -------------

    Work-in-process                      $    3,874        $    4,579
    Finished goods                            2,662             2,202
                                         --------------    -------------
                                         $    6,536        $    6,781
                                         --------------    -------------
                                         --------------    -------------

NOTE 3.       NET INCOME PER SHARE

SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.


                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       DECEMBER 31,                      DECEMBER 31,
                                                                 1998               1997             1998             1997
                                                             ------------      ------------     ----------      -----------

NET INCOME                                                   $        584      $      2,307     $    4,705      $     5,729
                                                             ------------      ------------     ----------      -----------
                                                             ------------      ------------     ----------      -----------

SHARES USED IN COMPUTATION:

  Weighted average common shares outstanding used in
   computation of basic net income per share                        9,303             9,365          9,418            9,289

  Dilutive effect of stock options                                    133               568            257              445
                                                             ------------      ------------     ----------      -----------

  Shares used in computation of diluted net income per share        9,436             9,933          9,675            9,734
                                                             ------------      ------------     ----------      -----------
                                                             ------------      ------------     ----------      -----------

BASIC NET INCOME PER SHARE                                   $       0.06      $       0.25     $     0.50      $      0.62
                                                             ------------      ------------     ----------      -----------
                                                             ------------      ------------     ----------      -----------

DILUTED NET INCOME PER SHARE                                 $       0.06      $       0.23     $     0.49      $      0.59
                                                             ------------      ------------     ----------      -----------
                                                             ------------      ------------     ----------      -----------



Options to purchase 1,402,407 and 109,300 shares of common stock at prices ranging from $16.09 to $37.25 were outstanding as of December 31, 1998 and 1997, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be antidilutive under the treasury stock method.

NOTE 4.   COMPREHENSIVE INCOME

In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and nine months ended December 31, 1998 and 1997, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative translation adjustments, was as follows:

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                DECEMBER 31,             DECEMBER 31,
                                             1998        1997         1998        1997
                                            ------      ------       ------      ------
NET INCOME                                    $584      $2,307       $4,705      $5,729

OTHER COMPREHENSIVE INCOME, NET OF TAX-
  Cumulative translation adjustments           121         (94)          97         233
                                            ------      ------       ------      ------

COMPREHENSIVE INCOME                          $705      $2,213       $4,802      $5,962
                                            ------      ------       ------      ------
                                            ------      ------       ------      ------


NOTE 5.   RESTRUCTURING AND OTHER CHARGES

In the third quarter of fiscal 1999, the Company sold its Silicon Microstructures business unit to OSI Systems, Inc. ("OSI") for $2.6 million, with additional contingent performance-based payments of up to $3.9 million over the next two years. The resulting restructuring charge of $.7 million represents the loss on the sale of the assets sold, severance costs related to the termination of 38 employees and other disposition related expenses. The restructuring action was substantially completed during the third quarter of fiscal 1999 and was financed through the use of cash.


NOTE 6.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

GENERAL - The Company derives revenue principally from the sale of integrated circuits for use in communications, video and imaging and other selected areas. The Company has wholly-owned subsidiaries in Japan, Taiwan, France and the United Kingdom to support its sales operations in the Far East and Europe.

RESULTS OF OPERATIONS - Net sales for the third quarter of fiscal 1999 were $15.8 million compared to $26.6 million for the corresponding period in fiscal 1998, a decrease of approximately 41%. Net sales for the nine month period ended December 31, 1998 decreased by approximately 26% to $56.8 million compared to $76.9 million for the corresponding period in fiscal 1998. These decreases were primarily due to the sale of the Company's silicon microstructures business unit and related product lines, weaker turns business (business booked and shipped in the same quarter), as well as decreases in sales of discontinued consumer and custom products in the Company's legacy product lines. Sales of these discontinued legacy products are expected to further decline over the next several quarters. The abrupt closure of one of the Company's third-party fab suppliers during the third quarter of fiscal 1999 had a further negative impact of $.7 million on the Company's revenue from legacy products. This closure is expected to result in a further decline in revenue from legacy products of approximately $1.3 million in the fourth quarter of fiscal 1999 and approximately $1 million per quarter through fiscal 2000.

Cost of goods sold for the third quarter and the first nine months of fiscal 1999 decreased to approximately 46% and 47% of net sales, respectively, compared to 51% and 52% of net sales for the same periods in fiscal 1998. The decrease is due to a greater mix of the Company's newer analog and mixed-signal products which tend to have higher gross margins than many of the Company's more mature products. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, the Company's ability to achieve certain manufacturing efficiencies and the cost of material procured from the Company's suppliers. Margins of any particular product may erode over time.

Research and development expenses in the third quarter and first nine months of fiscal 1999 represented approximately 21% and 18% of net sales, respectively compared to 15% of net sales in the corresponding periods in fiscal 1998. Research and development expenses in the third quarter and first nine months of fiscal 1999 decreased by approximately 15% and 11%, respectively, compared to the same periods in fiscal 1998. The decrease in research and development expenses is attributable to the Company's control of operating expenses in response to decreased revenues, lower employee benefits costs and to the restructuring activities associated with the sale of the Company's silicon microstructures business unit. (See Note 5 to Notes to Condensed Consolidated Financial Statements.)

Selling, general and administrative expenses, as a percentage of net sales, increased from approximately 23% in the third quarter and first nine months of fiscal 1998 to 28% and 26%, respectively, in the corresponding periods of fiscal 1999. Selling, general and administrative expenses in the third quarter and first nine months of fiscal 1999 decreased by approximately 25% and 15%, respectively, compared to the same periods in fiscal 1998. The decrease in selling, general and administrative expenses is attributable to decreased commissions expense, lower employee benefits costs and to the Company's control of operating expenses in response to decreased revenues.

Other income in the third quarter and first nine months of fiscal 1999 increased by approximately 40% and 73%, respectively, compared to the same periods in fiscal 1998. These increases are attributable mainly to increases in cash and equivalents balances as well as gains on property and equipment disposals.

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for the first nine months of fiscal 1999 was approximately 38% compared with the federal statutory rate of 35%. The difference is due to non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

In 1987, one of the Company's subsidiaries identified low-level groundwater contamination on its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an agreement with another entity to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The accompanying financial statements include an accrual for the Company's approximately $.8 million share of remaining estimated remediation costs.

LIQUIDITY AND CAPITAL RESOURCES - During the first nine months of fiscal 1999, the Company financed its operations primarily from cash flows from operations and existing cash and short-term investments. At December 31, 1998, the Company had approximately $78.2 million of cash and short-term investments. The Company has available a short term, unsecured line of credit under which it may borrow up to $10 million, none of which was being utilized at December 31, 1998. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may execute up to $25 million in foreign currency transactions. At December 31, 1998, the Company had no outstanding foreign currency forward contracts.

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

STATE OF READINESS AND CONTINGENCY PLANS- The Company has completed the process of identifying the programs and infrastructure in all areas of the Company (including manufacturing, engineering and facilities) that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. In 1997, in order to improve access to business information through common, integrated computing systems across the Company, the Company began a worldwide business systems replacement project with systems that use programs primarily from Oracle Corporation (Oracle). The new systems, which are expected to make the Company's core business computer systems Year 2000 compliant, are scheduled for completion in the quarter ending March 31, 1999. The implementation of the Oracle programs is on schedule and approximately 90 % complete. In the event that the Company is unable to successfully complete the Oracle implementation, a contingency plan has been developed to make any remaining legacy information systems Year 2000 compliant. A decision to implement the contingency plan is expected to be made by the end of the quarter ending March 31, 1999. This contingency plan is intended to allow the Company to operate its critical business functions at minimum levels of efficiency.

COSTS - The total anticipated cost of the Oracle implementation is estimated at $5.5 million dollars. Approximately $5.0 million dollars will be capitalized and is for the development of software and installation of hardware. Of the remaining project costs of approximately $.5 million, the Company has expensed approximately $.3 million in prior periods and anticipates to expense the residual through the end of the project in the quarter ending March 31, 1999. The costs of the Oracle implementation and the date on which the Company plans to complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors. Accordingly, there can be no assurance that such cost and time estimates will prove correct. Such costs could be materially greater and time periods materially longer than management currently estimates.

RISKS - The Company believes that with the implementation of the Oracle software, it will be able to operate its time sensitive business-application software programs and infrastructure into and beyond the year 2000. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Furthermore, the Company is in the process of working with certain key suppliers and customers to assess their year 2000 readiness. The failure by a third party to adequately address the year 2000 issue could have a material adverse impact on such third parties ability to furnish products and services to the Company and, therefore, could have a material adverse effect on the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS - The Company is currently transferring its remaining test and shipping operations to offshore sub-contractors to reduce manufacturing expenses. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video, imaging and communications markets and, therefore, has discontinued certain product offerings. Furthermore, the semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically result in shortages of wafer fabrication capacity. The Company's availability to meet future demand for its products is dependent upon obtaining sufficient supply of raw materials and components. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis and other factors. Exar's future operating results could continue to be adversely affected by the current downturn in the semiconductor market, the Asian financial crisis or by the failure of one or more of its customers to compete successfully in their markets. The markets for components used in the video, imaging and communications markets are extremely price competitive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is not applicable for the Company until the fiscal year ended March 31, 1999.

                           PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

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

EXAR CORPORATION



By                  /s/                                  Date: February 8, 1999
  -------------------------------------------------------
                      Donald L. Ciffone, Jr.
                      President
                      Chief Executive Officer



By                    /s/                                Date: February 8, 1999
  -------------------------------------------------------
                      Ronald W. Guire
                      Executive Vice President,
                      Chief Financial Officer
                      Secretary

                                  EXHIBIT INDEX

Exhibit
-------
                                                        Page
                                                        ----

27.0      Financial Data Schedule ......................16