Form 10-K
period 1999-03-31
EXAR CORP
filed 1999-06-24
CIK 753568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

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

Yes       X         No
   ----------------   --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 1999 was $194,807,295 based on the last sales price reported for such date.

The number of shares outstanding of the Registrant's Common Stock was 9,332,086 as of May 31, 1999, net of 1,349,766 shares of treasury stock.

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

ITEM 1            BUSINESS

GENERAL

Exar Corporation ("Exar" or the "Company") designs, develops and markets analog and mixed-signal integrated circuits for use in communications and video and imaging products. The Company's target markets are ones in which the Company believes its design and process expertise, combined with its knowledge of particular system application requirements, enables the Company to deliver products that provide effective solutions to customer needs. Exar is emphasizing the development and sale of analog and mixed-signal application-specific standard products ("ASSPs"). The Company also produces digital integrated circuits used in communications products, as well as general purpose analog integrated circuits.


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

PRODUCTS AND MARKETS

The Company divides its integrated circuit products into three major market groups: communications, video and imaging, and other products.

The following chart shows selected applications and representative products in each of the Company's major market groups:

--------------------------------------------- ---------------------------------------- ------------------------------------
                   MARKET                                   APPLICATION                              PRODUCT
--------------------------------------------- ---------------------------------------- ------------------------------------
Communications                                High speed communication transmission    T/E-Carrier circuits:
                                              equipment, central office equipment,       -repeaters
                                              private branch exchanges                   -line interface circuits
                                              and wirelink communication test            -framers
                                              systems                                    -buffers
                                                                                         -ATM UNI's

                                              Computer serial asynchronous               -UARTS/DUARTS/QUARTS
                                              interfaces, serial communications          -V.35, Multiprotocol

                                              Telephone sets, headsets                 Speakerphone and other telephony
                                                                                       oriented components

                                              Caller ID Systems, pagers, cellular      Phase-locked loops, function
                                              telephones, two-way radios               generators and tone decoders

--------------------------------------------- ---------------------------------------- ------------------------------------
Video and Imaging                             Scanners                                 Analog-to-digital converters
                                              Digital cameras                          (ADCs)

                                              Digital copiers                          Digital-to-analog converters
                                                                                       (DACs)

                                              Video systems                            Analog front ends (integrated
                                                                                       mixed signal subsystems) for
                                                                                       digital still camera, PC video
                                                                                       cameras and document scanners
--------------------------------------------- ---------------------------------------- ------------------------------------
Other                                         Audio systems                            Switched capacitor filters
                                                                                       Audio enhancement circuits

                                              Personal computers                       Frequency timing generators
                                                                                       Input/Output

                                              Automotive                               Timing circuits

                                              Hearing aids                             RF transmitters/receivers
                                                                                       Amplifiers

--------------------------------------------- ---------------------------------------- ------------------------------------

COMMUNICATIONS

Exar markets integrated circuits for a variety of applications in both the telecommunications and data communication markets.

Exar's transmission telecommunications circuits are used in SONET/SDH/PDH multiplexers, private branch exchanges (PBX), central office switches and digital cross connects. Exar's principal products in this market are targeted toward T-carrier and E-carrier equipment. These circuits include line interface units, repeater circuits, framers, buffers, ATM UNI's for pulse code modulation
(PCM) systems. The majority of these circuits require bipolar, mixed-signal and CMOS process technologies optimized for telecommunications applications and have specialized test and performance criteria. Certain of these products are based upon ANSI, Bellcore and ITU standards. The Company also provides general purpose integrated circuits for telephony applications including, telephone handsets, speakerphones, telephone circuitry and caller identification systems.

The Company's data communications products include a broad line of Universal Asynchronous Receiver and Transmitter ("UART") circuits and related products known as DUART (Dual UART) and QUART (Quad UART) circuits for use in computer serial interfaces. Exar created a highly integrated Quad UART with FIFO (first in, first out) circuitry which has been established as the de facto industry standard for Quad FIFO UARTs used in multi-channel networking applications designed to work with Intel and Motorola Corporation's microprocessors. Exar also supplies a family of V.35 transceiver and multiprotocol products used for high speed data transmission, primarily in networking equipment such as routers and bridges.

The Company's customers in the communications market include Cisco Systems, Lucent, Nokia, Digi International, Alcatel and 3Com, Tellabs.


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

The family of ADCs includes full flash, half flash, pipeline and successive approximation register converter architectures. Current products offer from 6 to 16 bits of resolution and operate in ranges from 1 kHz to 100 mHz. Several devices are currently specified for 3.3V operation for battery-operated and hand-held equipment.

Innovative circuit topologies and efficient design techniques have allowed the creation of multichannel ADC, DAC and combination architectures.
Application-specific products that integrate data conversion and other functions include a family of multiple output DACs for use in high frequency signal conditioning and gain control in CCD and video applications.

In the video and imaging market, the Company's products provide signal conditioning and digitization of CCD signals. Products incorporating the Company's integrated circuits include digital still cameras, camcorders and industrial cameras for machine vision, surveillance, flatbed and sheetfed scanners, film scanners, and multifunctional peripherals.

The Company's customers in the video and imaging market include NEC, Hewlett Packard, Kodak and Logitech.

OTHER PRODUCTS AND MARKETS

The Company has historically developed custom, semi-custom and ASSP products in certain niche areas. The Company has discontinued the development of products in the following areas and has offered last time buys on certain product categories. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Other Charges").

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

         CONSUMER ELECTRONICS Exar-designed products being sold to the consumer products market include integrated circuits for use in graphic equalizer systems, telephone answering devices, base band circuits for cellular telephones, filter circuits for use in audio systems, BBE-TM-audio chips for sound enhancement and timer circuits for various products.

         GENERAL PURPOSE ANALOG STANDARD PRODUCTS The Company also markets a line of general purpose analog standard products such as timers, switching regulators, operational amplifiers and filters.

MARKETING AND CUSTOMERS

Exar sells its products principally to Original Equipment Manufacturers (OEM's) for use in a broad range of electronic systems and equipment. The following table provides a geographic breakdown of the Company's domestic and international sales. For additional geographic financial information, see Note 11 in Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------

                                             YEARS ENDED MARCH 31
                                                 (IN THOUSANDS)

                                1999                  1998               1997
                                ----                  ----               ----
U.S. Sales                 $    45,631           $    60,020        $    53,374
International Sales:
  Sales by Exar Japan              873                 3,032              9,465
  Other Sales                   25,364                38,963             29,504
                           -----------           -----------        -----------

TOTAL                      $    71,868           $   102,015        $    92,343
                           ===========           ===========        ===========

-------------------------------------------------------------------------------

Exar markets its products in the United States principally through 23 independent sales representatives and four independent non-exclusive distributors, as well as through the Company's direct sales force. Exar currently has sales support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles, and San Jose.

Exar is represented internationally by approximately 34 sales representatives and distributors. In addition, Exar is represented in Europe by its wholly-owned subsidiaries, Exar Ltd. and Exar-SARL, and in the Asia/Pacific Region by its wholly-owned subsidiaries, Exar Japan and Exar Taiwan. Exar's international operations are subject to certain risks common to foreign operations in general, such as governmental regulations and import restrictions. While Exar has acted to minimize its exposure to exchange rate fluctuations, there can be no assurance that the Company will not, from time to time, experience exchange rate losses on products sold overseas by Exar Ltd., Exar SARL, Exar Japan and Exar Taiwan.

During the fiscal year ended March 31, 1999, no single customer accounted for more than 10% of Exar's sales.

Exar typically provides a limited warranty against defects in materials and workmanship for a period of ninety days from the date its products are delivered.

PROCESS TECHNOLOGIES

Exar uses a variety of process technologies in the fabrication of its products, including CMOS, bipolar, and BiCMOS (which utilizes both bipolar and CMOS technologies). These processes allow Exar to take advantage of different types and characteristics of integrated circuit components with different performance and cost characteristics. The Company believes that its ability to design and deliver integrated circuits using a wide variety of processes enables it to be responsive to customer requirements and optimize the performance of its products for particular applications.

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

MANUFACTURING

The Company uses outside sources for the supply of its integrated circuits. The Company obtains CMOS and BiCMOS products from world class independent manufacturers, including Chartered and TSMC. The Company has qualified second sources for certain of its foundry requirements. However, a disruption in supply from one or more of the Company's outside suppliers could have a material adverse effect on operations due to lead times and initially lower yields associated with the volume production ramps of such sources.

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

In the fourth quarter of fiscal 1997, the Company began to implement a plan to reduce manufacturing expenses by transferring its test and shipping operations to off shore sub-contractors. By the end of fiscal 1999, the Company had completed the transfer of approximately 75% of its test operations off-shore. The Company plans to maintain a minimal level of test operations at its California facilities to support its research and development activities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Other Charges").

The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers. Although the Company has not recently experienced significant difficulty in obtaining raw materials or equipment, shortages have occurred and on occasion lead times have been extended.

ENGINEERING, RESEARCH AND DEVELOPMENT

Exar's ability to compete successfully depends in part on its ability to introduce technologically advanced products on a cost-effective and timely basis. Exar is committed to improving its manufacturing and design capabilities and developing new process technologies and product. During the fiscal years ended March 31, 1999, 1998 and 1997, Exar's research and development expenses were $13.6 million, $15.6 million, and $13.9 million, respectively.

Exar develops and utilizes an advanced sub-micron CMOS library of analog and digital standard cells which incorporate analog, digital and memory functions. Standard cells are pre-designed and characterized mini-circuits that adhere to certain design constraints, and that have been prepared for efficient insertion into custom integrated circuits.

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

Because the analog and mixed-signal integrated circuit markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to some of the Company's products include, among others, National Semiconductor, Analog Devices, Inc., PMC, Transwitch, Dallas Semiconductor, Level One Communications (which has recently announced that it will be acquired by Intel Corporation) and Conexant. There can be no assurance that competitive factors will not adversely affect the Company's future business.

BACKLOG

Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment occurring primarily during the succeeding twelve months. Backlog includes oral orders which are generally subsequently confirmed by written purchase orders.

At March 31, 1999, Exar's backlog was approximately $13.8 million, compared with $20.6 million at March 31, 1998. The decrease in the company's backlog was primarily due to the decrease in bookings of discontinued consumer and custom products in the Company's legacy product lines, as well as the sale of the Company's silicon microstructures business unit and related product lines.

Sales are made pursuant to purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Lead times for the release of purchase orders depend upon the scheduling practices of the individual customer, and the rate of bookings varies from month to month. In addition, Exar's distributor agreements generally permit the return of up to 10% of the purchases annually for purposes of stock rotation and also provide for credits to distributors in the event Exar reduces the price of any product. Because of the possibility of changes in delivery schedules, cancellations of orders, distributor returns or price reductions, Exar's backlog as of any particular date may not be representative of actual sales for any succeeding period. Customer orders for standard products can be canceled 30 days prior to shipment without substantial penalty.

EMPLOYEES

As of April 1, 1999, Exar had 269 employees, including 76 in marketing and sales, 105 in research, development and engineering-related functions, 44 in manufacturing and production and 44 in administration. Many of Exar's employees are highly skilled, and competition in recruiting and retaining such personnel is particularly intense in the labor market in which Exar operates. Exar believes that its continued success depends in part on its ability to continue to attract and retain highly qualified management, marketing and technical personnel. The loss of key employees, none of whom is subject to an employment agreement, could have a material and adverse effect on Exar. None of Exar's employees are covered by collective bargaining agreements, and Exar has not experienced any work stoppages. Exar believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The names of the Company's executive officers and certain information about them is set forth below.

                      NAME      AGE      POSITION
                      ----      ---      --------
    Donald L. Ciffone, Jr.      44       Chief Executive Officer, President and Director
             Michael Class      42       Vice President, North American/European Sales
          Roubik Gregorian      48       Chief Technology Officer, Senior Vice President/General Manager Communications
                                         Division
           Ronald W. Guire      50       Executive Vice President, Chief Financial Officer, Secretary and Director
           Thomas W. Jones      51       Vice President, Reliability and Quality Assurance
       Thomas R. Melendrez      45       Corporate Vice President, General Counsel
        Stephen W. Michael      52       Vice President, Operations Division
             Linda Prosser      43       Vice President, Marketing Communications
               John Sramek      48       Vice President, Video and Imaging Division

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

Mr. Class joined the Company as Director of North America Sales in 1996. In January 1998 he was promoted to his current position as Vice President, North American/European Sales. Mr. Class has over 15 years of experience in the semiconductor industry, most recently with IC Works, Inc. as Area Sales Manager for Western U.S. and Canada. Prior to joining IC Works, Inc., Mr. Class held various sales management positions with Intel Corporation and VLSI from 1979 to 1995.

Dr. Gregorian joined Exar in March 1995 as Vice President, Startech Division when the Company acquired Startech Semiconductor, Inc. where he served as President. He was appointed Chief Technology Officer and Vice President of the Communications Division in June, 1996, and to his current position in June, 1998. Prior to joining Startech in 1994, Dr. Gregorian was Vice President of Research and Development and CTO for Sierra Semiconductor, Inc. Dr. Gregorian holds 16 patents and received his MSEE and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as an MSEE from Tehran University.

Mr. Guire joined the Company in July 1984 and has been a director of the Company since June 1985. He has served in a variety of officer positions, and has been Chief Financial Officer of the Company since May 1985 and Executive Vice President since July 1995. Mr. Guire is also Chairman of the Board of Xetel Corporation, an electronics contract manufacturer. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from 1979 until he joined the Company in July 1984.

Mr. Jones joined the Company as Director of Total Quality Management in October 1992 and was promoted to Director of Reliability and Quality Assurance in November 1992. He was promoted to his current position in July 1995. Mr. Jones has over thirty years of industry experience, most recently with LSI Logic, Inc. as Director of Quality Assurance. Mr. Jones joined LSI in September 1990. In December 1989 Mr. Jones joined Elcon Products International, in Fremont California as Director of Manufacturing. From 1970 to December 1989, he was with Siliconix, where he held various management positions including Director of Operations, and Director of Quality and Reliability.

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

Mr. Sramek joined Exar as Group Manager for the Micro Power Business Unit in June of 1994 and served in a variety of senior marketing positions until his promotion to his current position in February 1998. Mr. Sramek has over twenty years of experience in sales and product marketing in the semiconductor industry with a variety of companies including, Micro Power Systems, Harris Semiconductor and Genrad Inc. Mr. Sramek holds a M.B.A. from the University of Santa Clara, a B.A. in English Literature from Bucknell University and a B.S. in Electrical Engineering also from Bucknell University.

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

During 1987, Micro Power Systems, Inc. ("Micro Power"), acquired Exar in June 1994, became aware of low-level groundwater contamination on its principal manufacturing property. Although the area of contamination appears to have been defined, the source has not been determined. Micro Power has reached an agreement with another company to participate in the cost of the remedial investigations and the final clean up, which is expected to continue for approximately 10 to 15 years. Micro Power has recorded its share of the estimated liability, approximately $764,000 at March 31, 1999.

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

DEPENDENCE ON ASSEMBLY AND TEST SUBCONTRACTORS. Exar's products are currently assembled to Exar's specifications by independent subcontractors. Exar's reliance on subcontractors to assemble its products involves significant risks, including reduced control over delivery schedules, quality assurance and costs, the potential lack of adequate capacity and potential misappropriation of proprietary intellectual property. Failure to obtain products on a timely basis could delay product delivery to Exar's customers, thereby materially adversely affecting Exar's businesses. In addition, Exar presently utilizes semiconductor assembly contractors located throughout Asia and intends to continue to transfer testing and shipping operations to offshore subcontractors in fiscal 2000. Offshore assembly and testing operations entail certain political and economic risks, including political instability and expropriation, currency controls and changes in tax laws, tariffs and freight rates. Exar's operations could be materially adversely affected if the operations of any major subcontractor are interrupted, or if air transportation from Asia is disrupted, for a substantial period of time.

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

VARIATION IN PRODUCTION YIELDS. The manufacture and assembly of semiconductor products is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. No assurance can be given that Exar or its suppliers will not experience yield problems in the future, which could result in a material adverse effect on Exar's results of operations. See "Dependence on Outside Fabrication Facilities".

FOREIGN TRADE AND CURRENCY EXCHANGE. Approximately 41% of Exar's revenues in fiscal 1998 and approximately 37% in fiscal 1999 were derived from sales to foreign customers. In addition, Exar purchases its assembly services from foreign subcontractors and intends to have the majority of its testing and shipping operations transferred to offshore subcontractors by the end of fiscal 2000. Both the manufacture and sale of Exar's products may be adversely affected by political or economic conditions abroad. Risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Even though Exar primarily transacts business internationally in United States currency (except for Japan, where Exar transacts business in Japanese Yen), currency exchange fluctuations in countries in which Exar does business (other than Japan) could materially adversely affect Exar by resulting in pricing that is not competitive with prices denominated in local currencies. The Company enters into foreign currency contracts from time to time to hedge currency exposure in Japan. See
Item 7A "Quantitative and Qualitative Disclosure about Market Risk."

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

RISKS RELATED TO RESTRUCTURING. In the fourth quarter of fiscal 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to offshore subcontractors, ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon microstructure markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees; writing down inventory associated with product lines which are being discontinued; canceling certain facility leases and cancellation of contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products.

In the third quarter of fiscal 1999, the Company sold its Silicon Microstructures business unit to OSI Systems, Inc. ("OSI") for $2,600,000, with additional contingent performance-based payments of up to $3,900,000 over the next two years. The resulting restructuring charge of $731,000 represents the loss on the sale of the assets sold, severance costs related to the termination of 38 employees and other disposition related expenses. The restructuring action was completed during the fourth quarter of fiscal 1999 and was financed through the use of cash.

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


No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

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

--------------------------------------------------------------------------------
                                    COMMON STOCK PRICES

                                                 HIGH                 LOW
                                                 ----                 ---
FISCAL 1999
Quarter ended March 31, 1999                     $16 7/8              $13 1/8
Quarter ended December 31, 1998                  $18 3/4              $12
Quarter ended September 30, 1998                 $21 5/8              $13 7/8
Quarter ended June 30, 1998                      $25 11/16            $18 1/8

FISCAL 1998
Quarter ended March 31, 1998                     $24                  $16
Quarter ended December 31, 1997                  $27 1/4              $16 1/8
Quarter ended September 30, 1997                 $26 7/8              $19 1/4
Quarter ended June 30, 1997                      $21 3/4              $14 1/2
--------------------------------------------------------------------------------

The Company has never paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 238 stockholders of record as of May 31, 1999. The Company believes it has in excess of 2,800 beneficial stockholders. The last sales price for Exar's Common Stock, as reported by Nasdaq on May 31, 1999, was $20 7/8 per share.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------
                                                               YEARS ENDED MARCH 31,
                                                               ---------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               1999         1998        1997         1996         1995
                                               ----         ----        ----         ----         ----
Consolidated Statements of
    Operations Data:

Net Sales                                  $   71,868   $  102,015   $   92,343   $  125,766   $  159,472
Income (Loss) From Operations                   4,051        8,986      (15,238)      18,759       (4,989)
Net Income (Loss)                               5,424        7,518       (9,197)      13,582      (11,084)

Net Income (Loss) Per Share:
    Basic                                  $     0.58   $     0.81   $    (1.01)  $     1.43   $    (1.25)
    Diluted                                $     0.57   $     0.77   $    (1.01)  $     1.37   $    (1.25)

Shares Used Computation of Net Income
(Loss) Per Share:
    Basic                                       9,392        9,326        9,071        9,495        8,835
    Diluted                                     9,600        9,730        9,071        9,925        8,835

-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                               YEARS ENDED MARCH 31,
                                                               ---------------------
                                                                  (IN THOUSANDS)
                                               1999         1998        1997         1996         1995
                                               ----         ----        ----         ----         ----
Consolidated Balance Sheet
    Data:

Working Capital                            $    91,885  $     90,395  $   68,822  $    77,550  $   81,286
Total Assets                                   138,296       143,669     125,537      139,074     150,080
Long-term Obligations                              664           745         880          979       2,557
Retained Earnings                               57,124        51,700      44,182       53,379      39,797
Stockholders' Equity                           125,757       123,729     109,817      117,847     107,696

-----------------------------------------------------------------------------------------------------------

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

GENERAL

The Company derives revenue principally from the sale of integrated circuits for use in communications and video and imaging product areas. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, the Company's ability to achieve certain manufacturing efficiencies and the cost of material procured from the Company's suppliers. The Company's newer analog and mixed-signal products tend to have higher gross margins than many of the Company's more mature products and margins of any particular product may erode over time.

The Company has wholly-owned subsidiaries in Japan, Taiwan, and Europe to support its sales operations in each of those areas. The Company's business in Japan includes the sale of integrated circuits primarily for use in consumer electronics.

The Company has made a number of changes in its underlying business over the past several years in an effort to reduce its low-margin businesses and focus its product strategy. At the same time, to increase its share of revenues from the sale of proprietary products and to acquire additional technology, the Company made significant investments through direct acquisition of companies with related product lines.

RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of fiscal 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to offshore subcontractors, ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon sensor markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees; writing down inventory associated with product lines which are being discontinued; canceling certain facility leases and cancellation of contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products. These actions resulted in a charge of $5.3 million to operating expenses and $4.6 million to cost of goods sold. The charges include a non-cash charge of $8,454,000 and cash expenditures of $1,522,000. As of March 31, 1999 an accrual of approximately $190,000 remains related to cancellation of lease obligations.

In the third quarter of fiscal 1999, the Company sold its Silicon Microstructures business unit to OSI Systems, Inc. ("OSI") for $2.6 million, with additional contingent performance-based payments of up to $3.9 million over the next two years. The resulting restructuring charge of $731,000 represents the loss on the sale of the assets sold, severance costs related to the termination of 38 employees and other disposition related expenses. The restructuring action was completed during the fourth quarter of fiscal 1999 and was financed through the use of cash.

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

As a result of a merger completed on April 1, 1999 of IC Works, Inc. and Cypress Semiconductor, the Company received in excess of 1.1 million shares of Cypress Semiconductor (CY: NYSE) common stock in exchange for the Company's minority equity investment in IC Works, Inc. The Company anticipates a pre-tax gain of approximately $6.9 million and this transaction will be accounted for in the Company's fiscal year ended March 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

-----------------------------------------------------------------------------------------
                                                   YEARS ENDED MARCH 31,
                                                   ---------------------
                                           1999             1998             1997
                                           ----             ----             ----
Net sales                                 100.0 %          100.0%           100.0%
Cost of sales                              46.5             50.9             55.0
Cost of sales-inventory write-off           -                -                5.0
Research and development                   18.9             15.3             15.1
Selling, general and administrative        27.1             22.8             23.1
Write-off of in-process R&D and
        other charges                       1.0              1.2             16.8
Goodwill amortization                        .9              1.0              1.5
                                          -----            -----            -----

Operating income (loss)                     5.6              8.8            (16.5)
Other income, net                           6.6              3.2              2.9
                                          -----            -----            -----
Income (loss) before income taxes          12.2             12.0            (13.6)
Income taxes (benefit)                      4.6              4.7             (3.6)
                                          -----            -----            -----
Net income (loss)                           7.6%             7.3%           (10.0)%
                                          =====            =====            =====

-----------------------------------------------------------------------------------------

FISCAL 1999 VS FISCAL 1998

Net sales during fiscal 1999 were approximately $71.9 million compared to $102.0 million in fiscal 1998, a decrease of approximately 29.6%. These decreases were primarily due to decreases in net sales of discontinued consumer and custom products in the Company's legacy product lines, as well as the sale of the Company's silicon microstructures business unit and related product lines. The abrupt closure of one of the Company's third-party fab suppliers during the third quarter of fiscal 1999 had a further negative impact of approximately $2 million on the Company's fiscal 1999 revenue from legacy products. This closure is expected to result in a further decline in revenue from legacy products of approximately $1 million per quarter through fiscal 2000.

In fiscal 1999, sales to domestic customers decreased by 24.0% to $45.6 million. International sales decreased by 37.5% to approximately $26.3 million. The Company's international sales consist of sales from the United States to overseas customers and sales by the Company's wholly-owned subsidiary in Japan. Sales by the Company's Japanese subsidiary are denominated in yen, while all other international sales are denominated in U.S. dollars. The fact that the Company operates internationally gives rise to exposures from changes in currency exchange rates. The Company has adopted a set of practices intended to minimize its foreign currency risk which includes the use, from time to time, of foreign currency exchange contracts to hedge amounts receivable from its foreign subsidiaries.
In addition, foreign sales may be subject to tariffs in certain countries or with regard to certain products; however, the Company's profit margin on international sales of integrated circuits, adjusted for differences in product mix, is not significantly different from that realized on its sales to domestic customers.

Cost of sales as a percentage of net sales decreased from 50.9% in fiscal 1998 to 46.5% in fiscal 1999. The resulting increase in gross margins is due primarily to a greater mix of the Company's newer analog and mixed-signal products which tend to have higher gross margins than many of the Company's more mature products. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, the Company's ability to achieve certain manufacturing efficiencies and the cost of material procured from the Company's suppliers. Margins of any particular product may erode over time.

Expenditures for research and development, as a percentage of net sales, increased from approximately 15.3% in fiscal 1998 to 18.9 % in fiscal 1999. Expenditures for research and development decreased approximately $2.0 million or 13.0% compared to fiscal 1998. The decrease in research and development expenses is attributable to the Company's control of operating expenses in response to decreased revenues, lower employee benefits costs and to the restructuring activities associated with the sale of the Company's silicon microstructures business unit. See Note 9 to Notes to Consolidated Financial Statements.

Selling, general and administrative expenses, as a percentage of net sales, increased from approximately 22.8% in fiscal 1998 to 27.1% of net sales in fiscal 1999. Selling, general and administrative expenses for fiscal 1999 decreased by $3.8 million or 16.2% compared to fiscal 1998. The decrease in selling, general and administrative expenses is attributable to decreased commissions expense, lower employee benefits costs and to the Company's control of operating expenses in response to decreased revenues.

Net interest income during fiscal 1999 increased to $4.1 million from the $3.1 million reported in fiscal 1998 due to increased balances of cash and short-term investments in fiscal 1999.

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for fiscal 1999 was approximately 38% compared with the federal statutory rate of 35%. The discrepancy is due to non-deductible expenses, state income taxes and foreign losses, which is taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Net income for the fiscal year 1999 was $5.4 million, or $0.57 per diluted share, a 27.9% decrease from net income for the fiscal year 1998 of $7.5 million, or $.77 per diluted share.

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

In fiscal 1998, sales to domestic U.S. customers increased by 12.5% to $60.0 million. International sales, increased by 7.8% to approximately $42.0 million. The Company's international sales consist of sales from the United States to overseas customers and sales by the Company's wholly-owned subsidiaries in Japan. Sales by the Company's Japanese subsidiary are denominated in yen, while all other international sales are denominated in U.S. dollars. The fact that the Company operates internationally gives rise to exposures from changes in currency exchange rates. The Company has adopted a set of practices to minimize its foreign currency risk which includes the use, from time to time, of foreign currency exchange contracts to hedge amounts receivable from its foreign subsidiaries. In addition, foreign sales may be subject to tariffs in certain countries or with regard to certain products; however, the Company's profit margin on international sales of integrated circuits, adjusted for differences in product mix, is not significantly different from that realized on its sales to domestic customers.

Cost of sales as a percentage of net sales decreased from 55.0% in fiscal 1997 (excluding the one-time inventory write-off) to 50.9% in fiscal 1998. The resulting increase in gross margins is due primarily to manufacturing efficiencies due to higher production volumes, changes in product mix and efficiencies gained as a result of the Company's decision, in the fourth quarter of fiscal 1997, to transfer its test and shipping operations to offshore sub-contractors to reduce manufacturing expenses.

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

The Company incurred $1.2 million in compensation expenses during fiscal 1998 (and $1.2 million in fiscal 1997) for the final payment related to the acquisition of Startech, Semiconductor, Inc. in fiscal 1995. There are no further deferred compensation obligations under this arrangement.

Net interest income during fiscal 1998 increased to $3.1 million from the $2.3 million reported in fiscal 1997 due to increased balances of cash and short-term investments in fiscal 1998.

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for fiscal 1998 was approximately 39% compared with the federal statutory rate of 35%. The discrepancy is due to non-deductible expenses, state income taxes and foreign losses, which is taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

Including one-time charges, actual net income for the fiscal year 1998 was $7.5 million, or $0.77 per diluted share versus a loss for the fiscal year 1997 of $9.2 million, or a loss of $1.01 per diluted share. Pro forma net income excluding one-time charges for fiscal year 1998 was $8.2 million, or $0.85 per diluted share, a 79% increase over pro forma net income of $4.6 million, or $0.50 per diluted share, for the fiscal year 1997.

To date, inflation has not had a significant impact on the Company's operating results.

                                QUARTERLY RESULTS

The following table contains selected unaudited quarterly financial data for the fiscal years ended March 31, 1999 and 1998. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.

-----------------------------------------------------------------------------------------------------------------------------------
                                                        QUARTERLY RESULTS
                                                       (THREE MONTHS ENDED)
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------------
                        MARCH 31,     DEC. 31,     SEPT. 30,     JUNE 30,      MARCH 31,     DEC. 31,     SEPT. 30,     JUNE 30,
                           1999         1998          1998         1998          1998          1997         1997          1997
---------------------- ------------- ------------ ------------- ------------ -------------- ------------ ------------ -------------
STATEMENT OF
INCOME DATA
Net sales              $ 15,098      $ 15,808     $ 19,198      $ 21,764     $ 25,105       $ 26,577     $ 25,935     $  24,398
Cost of sales             6,882         7,292        9,145        10,067       12,201         13,455       13,335        12,946
                       --------      --------     --------      --------     --------       --------     --------     ---------
Gross profit              8,216         8,516       10,053        11,697       12,904         13,122       12,600        11,452
Research and
  development             3,212         3,360        3,576         3,412        3,906          3,953        3,948         3,774
Selling, general,
  and
  administrative          4,709         4,475        4,893         5,422        5,880          5,982        5,873         5,538
Goodwill
  amortization              126           146          185           184          184            293          293           292
Restructuring and
  other charges              --           731           --            --           --             --           --            --
 Acquisition related
  expenses                   --            --           --            --        1,176             --           --            --
                       --------      --------     --------      --------     --------       --------     --------     ---------
Operating
  income (loss)             169          (196)       1,399         2,679        1,758          2,894        2,486         1,848
Other income, net         1,016         1,182        1,424         1,091        1,175            844          683           611
                       --------      --------     --------      --------     --------       --------     --------     ---------
Income
  before income
  taxes                   1,185           986        2,823         3,770        2,933          3,738        3,169         2,459
Income taxes                466           402        1,068         1,404        1,145          1,431        1,229           976
                       --------      --------     --------      --------     --------       --------     --------     ---------

Net income             $    719      $    584     $  1,755      $  2,366     $  1,788       $  2,307     $  1,940     $   1,483
                       --------      --------     --------      --------     --------       --------     --------     ---------
                       --------      --------     --------      --------     --------       --------     --------     ---------
Net income
  per share:
    Basic              $    .08      $    .06     $   0.19      $   0.25     $   0.19       $   0.25     $   0.21     $    0.16
                       --------      --------     --------      --------     --------       --------     --------     ---------
                       --------      --------     --------      --------     --------       --------     --------     ---------
    Diluted            $    .08      $    .06     $   0.18      $   0.24     $   0.18       $   0.23     $   0.20     $    0.16
                       --------      --------     --------      --------     --------       --------     --------     ---------
                       --------      --------     --------      --------     --------       --------     --------     ---------
Shares used in
  Computation of
    Net Income
    Per Share:
    Basic                 9,311         9,303        9,413         9,539        9,437          9,365        9,304         9,199
                       --------      --------     --------      --------     --------       --------     --------     ---------
                       --------      --------     --------      --------     --------       --------     --------     ---------
    Diluted               9,377         9,436        9,618         9,970        9,749          9,933        9,812         9,458
                       --------      --------     --------      --------     --------       --------     --------     ---------
                       --------      --------     --------      --------     --------       --------     --------     ---------
---------------------- ------------- ------------ ------------- ------------ -------------- ------------ ------------ -------------

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company is continuing to transfer its remaining test and shipping operations to offshore sub-contractors to reduce manufacturing costs. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video, imaging and communications applications and, therefore, has discontinued certain product offerings. Furthermore, the semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically result in shortages of wafer fabrication capacity. The Company's availability to meet future demand for its products is dependent upon obtaining sufficient supply of raw materials and components. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis and other factors. Exar's future operating results could continue to be adversely affected by a downturn in the semiconductor market, the Asian financial crisis or by the failure of one or more of its customers to compete successfully in their markets. The markets for components used in video, imaging and communications products are extremely price competitive.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended March 31, 1999, 1998 and 1997, the Company financed its operations primarily from cash flows from operations and existing cash and short-term investments.

At March 31, 1999, the Company had $81.2 million in cash and short-term investments. The Company has available a short-term, unsecured, bank line of credit under which it may borrow up to $10,000,000, none of which was being utilized at March 31, 1999. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may execute up to $25,000,000 in foreign currency transactions. At March 31, 1999, the Company had no outstanding foreign currency forward contracts.

The Company made a $4.5 million minority equity investment in IC Works, Inc., a semiconductor manufacturer ("IC Works"), in February 1996. In April 1997, the Company made an additional equity investment in IC Works of $3 million. As a result of a merger completed on April 1, 1999 of IC Works, Inc. and Cypress Semiconductor, the Company received in excess of 1.1 million shares of Cypress Semiconductor (CY: NYSE) common stock in exchange for the Company's minority equity investment in IC Works, Inc. The Company anticipates a pre-tax gain of approximately $6.9 million and this transaction will be accounted for in the Company's fiscal year ended March 31, 2000.

The Company anticipates that it will finance its operations with cash flows from operations, existing cash and a short-term investment balances, borrowings under existing bank credit lines, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the needs of the Company and prevailing market conditions.

YEAR 2000 AND PROXIMATE DATES

Many computer systems are expected to experience problems interpreting dates around the year 2000. Following is a summary of our activities to address the ability of our business to operate around these dates:

STATE OF READINESS AND CONTINGENCY PLANS-- The Company has completed the process of identifying the programs and infrastructure in all areas of the Company (including manufacturing, engineering and facilities) that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. In 1997, in order to improve access to business information through common, integrated computing systems across the Company, the Company began a worldwide business systems replacement project with systems that use programs primarily from Oracle Corporation (Oracle). The new systems implementation, which is expected to make the Company's core business computer systems are Year 2000 compliant, was substantially completed in the quarter ending March 31, 1999.

A plan has been developed to make any remaining legacy computer systems are Year 2000 compliant. These remaining legacy systems include, PC based computer applications, stock option tracking software, and time and attendance hardware and software. The plan for replacing these remaining legacy systems is approximately 50% complete and on schedule for completion in the quarter ended September 30, 1999. In the event that the company is unable to successfully complete the replacement of these legacy systems, the Company believes that a contingency plan using manual reporting and tracking systems can easily be implemented without a disruption in the Company's critical business functions.

COSTS -- The cost of the Oracle implementation was approximately $5.3 million dollars and the replacement of the remaining legacy systems is estimated to cost $.3 million. Approximately $5.3 million dollars will be capitalized and is for the development of the Oracle related software and hardware, and the replacement of the remaining legacy systems. The Company has expensed approximately $.3 million of project costs in prior periods. The Oracle implementation was substantially complete as of March 31, 1999 and the capitalized portion will be depreciated over an average of six years commencing in FY00.

RISKS -- The Company believes that with the implementation of the above mentioned hardware and software, it will be able to operate its time sensitive business-application software programs and infrastructure into and beyond the year 2000. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Furthermore, the Company is in the process of working with certain key suppliers and customers to assess their year 2000 readiness. The failure by a third party to adequately address the year 2000 issue could have a material adverse impact on such third party's ability to furnish products and services to the Company and, therefore, could have a material adverse effect on the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion regarding the Company's risk management activities contains "forward-looking statements" that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

FOREIGN CURRENCY FLUCTUATIONS. The Company is exposed to foreign currency fluctuations through its operations in Japan. This exposure is the result of timing differences between incoming and outgoing cashflows denominated in foreign currency. Operational currency requirements are typically forecast for a three-month period. If there is a need to hedge this risk, the company will enter into transactions to purchase or sell currency in the open market; or enter into forward currency exchange contracts which are currently available under the Company's bank lines of credit. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If the Company's foreign operations forecasts are overstated or understated during periods of currency volatility, unanticipated currency gains or losses could be experienced. At the end of fiscal years 1999 and 1998, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and has no outstanding foreign currency contracts.

INTEREST RATE SENSITIVITY. The Company maintains investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The Company does not regularly hold investments with maturity dates beyond 90 days. The market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. This exposure is not hedged because a hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. Actual gains or losses in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements. The short-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. This designation is re-evaluated as of each balance sheet date. At March 31, 1999, short-term investments consisted of auction rate securities of $2,000,000. At March 31, 1998, short-term investments consisted of government agency securities of $2,000,000 and auction rate securities of $1,140,000. As of March 31, 1999 and 1998, there were no significant differences between the fair market value and the underlying cost of such investments.

ITEM 8.    FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Exar Corporation:


We have audited the accompanying consolidated balance sheets of Exar Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended March 31, 1999. Our audits also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows, for each of the years in the three year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
April 20, 1999

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND 1998 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------
                                                                                       1999               1998
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                           $       79,154      $     76,167
  Short-term investments                                                                  2,000             3,140
  Accounts receivable, net of allowances of $2,047 and $3,411                            11,450            16,764
  Inventories                                                                             5,873             6,781
  Prepaid expenses and other                                                                939             1,521
  Deferred income taxes                                                                   4,047             5,217
                                                                                 ---------------     -------------

               Total current assets                                                     103,463           109,590

PROPERTY, PLANT, AND EQUIPMENT, Net                                                      27,684            26,746
GOODWILL, net of accumulated amortization of $4,922 and $5,061                              504             1,534
OTHER ASSETS                                                                              6,645             5,799
                                                                                 ---------------     -------------

TOTAL ASSETS                                                                     $      138,296      $    143,669
                                                                                 ---------------     -------------
                                                                                 ---------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $        4,265      $      7,534
  Accrued compensation and related benefits                                               3,560             8,564
  Accrued sales commissions                                                               1,053             1,107
  Other accrued expenses                                                                  1,775             1,990
  Income taxes payable                                                                      925                 -
                                                                                 ---------------     -------------

               Total current liabilities                                                 11,578            19,195

COMMITMENTS AND CONTINGENCIES (see Note 10)
DEFERRED INCOME TAXES                                                                       297                 -
LONG-TERM OBLIGATIONS                                                                       664               745

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                                 -                 -
  Common stock; $.0001 par value; 25,000,000 shares authorized;
       10,654,244 and 10,475,503 shares issued                                           88,908            86,091
  Accumulated other comprehensive income                                                    204                83
  Retained earnings                                                                      57,124            51,700
  Treasury stock; 1,338,266 and 977,766 shares of common stock at cost                  (20,479)          (14,145)
                                                                                 ---------------     -------------

               Total stockholders' equity                                               125,757           123,729
                                                                                 ---------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $      138,296      $    143,669
                                                                                 ---------------     -------------
                                                                                 ---------------     -------------

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997 (IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------------------------
                                                                             1999              1998               1997
NET SALES                                                               $     71,868      $    102,015       $      92,343

COST AND EXPENSES:
  Cost of sales                                                               33,386            51,937              50,829
  Cost of sales - inventory write-off                                              -                 -               4,631
  Research and development                                                    13,560            15,581              13,907
  Selling, general and administrative                                         19,499            23,273              21,296
  Goodwill amortization                                                          641             1,062               1,374
  Restructuring and other charges                                                731                 -              14,344
  Acquisition related expenses                                                     -             1,176               1,200
                                                                        -------------     -------------      --------------
               Total costs and expenses                                       67,817            93,029             107,581
                                                                        -------------     -------------      --------------
INCOME (LOSS) FROM OPERATIONS                                                  4,051             8,986             (15,238)

OTHER INCOME (EXPENSE):
  Interest income                                                              4,156             3,165               2,382
  Interest expense                                                               (65)              (76)                (85)
  Other, net                                                                     622               224                 412
                                                                        -------------     -------------      --------------

               Total other income, net                                         4,713             3,313               2,709
                                                                        -------------     -------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES                                              8,764            12,299             (12,529)

PROVISION (BENEFIT) FOR INCOME TAXES                                           3,340             4,781              (3,332)
                                                                        -------------     -------------      --------------


NET INCOME (LOSS)                                                       $      5,424      $      7,518       $      (9,197)
                                                                        -------------     -------------      --------------
                                                                        -------------     -------------      --------------

NET INCOME (LOSS) PER SHARE:

BASIC
                                                                        $       0.58      $       0.81       $       (1.01)
                                                                        -------------     -------------      --------------
                                                                        -------------     -------------      --------------
DILUTED
                                                                        $       0.57      $       0.77       $       (1.01)
                                                                        -------------     -------------      --------------
                                                                        -------------     -------------      --------------

SHARES USED IN COMPUTATION OF
NET INCOME (LOSS) PER SHARE:

BASIC
                                                                               9,392             9,326               9,071
                                                                        -------------     -------------      --------------
                                                                        -------------     -------------      --------------
DILUTED
                                                                               9,600             9,730               9,071
                                                                        -------------     -------------      --------------
                                                                        -------------     -------------      --------------

See notes to consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED MARCH 31, 1999, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------

                                                                      Common  Stock          Treasury  Stock
                                                                  --------------------- -----------------------  Retained
                                                                   Shares      Amount     Shares      Amount     Earnings
BALANCES,  March 31, 1996                                          9,918,371  $ 77,688    (927,766)  $(13,420)   $53,379

Comprehensive loss:
  Net loss                                                                                                        (9,197)
   Other comprehensive income,
     Foreign currency translation
       adjustments

         Comprehensive loss


Exercise of stock options                                            117,837     1,240
Income tax benefit from stock option transactions                                  110
Stock issued under Employee Stock Participation Plan                  86,868     1,034
Acquisition of treasury stock                                                              (50,000)      (725)
                                                                  ----------  --------    ---------  ----------  -------
BALANCES, March 31, 1997                                          10,123,076    80,072    (977,766)   (14,145)    44,182

Comprehensive income:
  Net income                                                                                                       7,518
   Other comprehensive income,
     Foreign currency translation
       adjustments

        Comprehensive income


Exercise of stock options                                            273,800     3,987
Income tax benefit from stock option transactions                                  867
Stock issued under Employee Stock Participation Plan                  78,627     1,165
                                                                  ----------  --------    ---------  ----------  -------
BALANCES, March 31, 1998                                          10,475,503    86,091    (977,766)   (14,145)    51,700

Comprehensive income:
  Net income                                                                                                       5,424
   Other comprehensive income,
      Foreign currency translation
        adjustments

         Comprehensive income


Exercise of stock options                                             93,651     1,330
Income tax benefit from stock option transactions                                  312
Stock issued under Employee Stock Participation Plan                  85,090     1,175
Acquisition of treasury stock                                                             (360,500)    (6,334)
                                                                  ----------  --------    ---------  ----------  -------

BALANCES, March 31, 1999                                          10,654,244  $ 88,908  (1,338,266)  $(20,479)   $57,124
                                                                  ----------  --------    ---------  ----------  -------
                                                                  ----------  --------    ---------  ----------  -------


-----------------------------------------------------------------------------------------------------------------
                                                                    Accumulated
                                                                        Other          Total         Compre-
                                                                    Comprehensive  Stockholders'     hensive
                                                                    Income (loss)      Equity      Income (loss)
BALANCES,  March 31, 1996                                             $     200    $   117,847

Comprehensive loss:
  Net loss                                                                              (9,197)    $    (9,197)
   Other comprehensive income,
     Foreign currency translation
       adjustments                                                         (492)          (492)           (492)
                                                                                                   ------------
         Comprehensive loss                                                                        $    (9,689)
                                                                                                   ------------
                                                                                                   ------------
Exercise of stock options                                                                1,240
Income tax benefit from stock option transactions                                          110
Stock issued under Employee Stock Participation Plan                                     1,034
Acquisition of treasury stock                                                             (725)
                                                                      ---------     ----------
BALANCES, March 31, 1997                                                   (292)       109,817

Comprehensive income:
  Net income                                                                             7,518     $     7,518
   Other comprehensive income,
     Foreign currency translation
       adjustments                                                          375            375             375
                                                                                                   ------------
        Comprehensive income                                                                       $     7,893
                                                                                                   ------------
                                                                                                   ------------
Exercise of stock options                                                                3,987
Income tax benefit from stock option transactions                                          867
Stock issued under Employee Stock Participation Plan                                     1,165
                                                                      ---------     ----------
BALANCES, March 31, 1998                                                     83        123,729

Comprehensive income:
  Net income                                                                             5,424     $     5,424
   Other comprehensive income,
      Foreign currency translation
        adjustments                                                         121            121             121
                                                                                                   ------------
         Comprehensive income                                                                      $     5,545
                                                                                                   ------------
                                                                                                   ------------
Exercise of stock options                                                                1,330
Income tax benefit from stock option transactions                                          312
Stock issued under Employee Stock Participation Plan                                     1,175
Acquisition of treasury stock                                                           (6,334)
                                                                      ---------     ----------

BALANCES, March 31, 1999                                              $     204     $  125,757
                                                                      ---------     ----------
                                                                      ---------     ----------

See notes to consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                          1999            1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $   5,424       $   7,518      $ (9,197)
  Reconciliation of net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                                        4,762           6,190         6,491
      Write-down of equipment                                                                  -               -        11,382
      Provision for doubtful accounts and sales returns                                   (1,364)            254           464
      Deferred income taxes                                                                1,510           3,607        (5,050)
      Changes in operating assets and liabilities:
        Accounts receivable                                                                6,678          (3,374)        5,211
        Inventories                                                                          908             495        10,789
        Prepaid expenses and other                                                           319            (246)       (2,643)
        Accounts payable                                                                  (3,269)             15        (3,862)
        Accrued compensation and related benefits                                         (5,004)          3,900         1,030
        Accrued sales commissions                                                            (54)            494           105
        Other accrued expenses                                                              (215)           (615)         (829)
        Income taxes payable                                                               1,500           2,817           110
                                                                                       ----------      ----------     ---------
            Net cash provided by operating activities                                     11,195          21,055        14,001
                                                                                       ----------      ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements                                       (5,335)         (4,837)      (14,696)
  Proceeds from disposition of equipment and leasehold improvements                          665           7,581             -
  Purchases of short-term investments                                                       (137)         (4,087)      (11,072)
  Proceeds from maturities of short-term investments                                       1,277           6,000         9,000
  Purchases of long-term investments                                                           -          (3,000)            -
  Other assets                                                                              (889)           (416)          986
                                                                                       ----------      ----------     ---------
            Net cash provided by (used in) investing activities                           (4,419)          1,241       (15,782)
                                                                                       ----------      ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                   2,505           5,152         2,274
  Long-term obligations                                                                      (81)           (135)          (99)
  Acquisition of treasury stock                                                           (6,334)              -          (725)
                                                                                       ----------      ----------     ---------
            Net cash provided by (used in) financing activities                           (3,910)          5,017         1,450
                                                                                       ----------      ----------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      121             375          (492)
                                                                                       ----------      ----------     ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                            2,987          27,688          (823)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                 76,167          48,479        49,302
                                                                                       ----------      ----------     ---------
CASH AND EQUIVALENTS AT END OF YEAR                                                    $  79,154       $  76,167      $ 48,479
                                                                                       ----------      ----------     ---------
                                                                                       ----------      ----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                           $     633       $     391       $ 2,750
                                                                                       ----------      ----------     ---------
                                                                                       ----------      ----------     ---------

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Exar Corporation (Exar or the Company) designs, develops, and markets analog and mixed-signal application-specific integrated circuits for use in communications and video and imaging products. Principal markets include North America, Asia and Europe.

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

         SHORT-TERM INVESTMENTS - The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally, such investments have contractual maturities of less than one year. The Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At March 31, 1999, short term investments consisted of auction rate securities of $2,000,000. At March 31, 1998, short-term investments consisted of government agency securities of $2,000,000 and auction rate securities of $1,140,000. As of March 31, 1999 and 1998, there were no significant differences between the fair market value and the underlying cost of such investments.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

         PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are stated at cost. Depreciation of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

               Computer software and computer equipment           3-6 years
               Machinery and equipment                            5-7 years
               Buildings and fixtures                            5-30 years

         GOODWILL - Goodwill is amortized on a straight-line basis over a period of five years.

         LONG LIVED ASSETS - Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

         REVENUE RECOGNITION - Revenue is recognized when title transfers (which is usually at the time of shipment) including sales made to distributors under agreements allowing limited right of return and price protection on merchandise unsold by the distributors. For sales made to distributors, reserves are provided for returns and price allowances at the time of shipment.

         COMPREHENSIVE INCOME (LOSS) - In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income (loss) for the years ended March 31, 1999, 1998, and 1997 has been disclosed within the consolidated statements of shareholders' equity and comprehensive income (loss).

         FOREIGN CURRENCY - The functional currency of each of the Company's foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income. Net foreign currency transaction gains were $59,000, $19,000 and $153,000, in 1999, 1998 and 1997, respectively.

         The Company enters into foreign currency exchange contracts from time-to-time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company's financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At March 31, 1999, and 1998, there were no such foreign currency exchange contracts outstanding.

         FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable and cash and short-term investments. The majority of the Company's sales are derived from manufacturers in the computer, communications and electronic imaging industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Approximately 5% of net accounts receivable at March 31, 1999 relates to sales to customers in Japan. The Company's policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of financial instruments have been determined by the Company, using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company's financial instruments at March 31, 1999 and 1998 was not materially different from the values presented in the consolidated balance sheets.

         RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.       INVENTORIES

         Inventories at March 31 consisted of the following:

                                                                                           1999              1998
                                                                                           ----              ----
                                                                                              (In thousands)
                  Work in process                                                       $   3,262         $   4,579
                  Finished goods                                                            2,611             2,202
                                                                                        ---------         ---------

                  Total                                                                 $   5,873         $   6,781
                                                                                        =========         =========

3.       PROPERTY, PLANT, AND EQUIPMENT


         Property, plant, and equipment at March 31 consisted of the following:

                                                                                           1999              1998
                                                                                           ----              ----
                                                                                              (In thousands)
                  Land                                                                  $   6,584         $   6,584
                  Building                                                                 13,433            13,433
                  Machinery and equipment                                                  28,660            40,817
                  Leasehold improvements                                                       50                44
                  Construction in progress                                                  5,023             1,607
                                                                                        ---------         ---------
                                                                                           53,750            62,485
                  Accumulated depreciation and
                    amortization                                                          (26,066)          (35,739)
                                                                                        ---------         ---------

                  Total                                                                 $  27,684         $  26,746
                                                                                        =========         =========

4.       BORROWING ARRANGEMENTS

         The Company has available a short-term, unsecured, bank line of credit under which it may borrow up to $10,000,000, none of which was being utilized at March 31, 1999. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may execute up to $25,000,000 in foreign currency transactions. At March 31, 1999, the Company had no outstanding foreign currency forward contracts.

5.       INCOME TAXES

         The provision (benefit) for income taxes for the years ended March 31 consisted of the following:

                                                                         1999               1998             1997
                                                                         ----               ----             ----
                                                                                       (In thousands)
                  Current:
                     Federal                                           $     882         $    293         $   1,112
                     State                                                   636               14               278
                     Foreign                                                   -                -               218
                                                                       ---------         --------         ---------

                                                                           1,518              307             1,608
                                                                       ---------         --------         ---------
                  Deferred:
                     Federal                                               1,489            3,047            (4,090)
                     State                                                    21              560              (960)
                     Foreign                                                   -                -                 -
                                                                       ---------         --------         ---------

                                                                           1,510            3,607            (5,050)
                                                                       ----------        --------         ---------

                  Charge in lieu of taxes attributable
                       to employee stock plans                               312              867               110
                                                                       ----------        --------         ---------

                  Total                                                $   3,340         $  4,781         $  (3,332)
                                                                       ==========        ========         =========

         Consolidated pretax income (loss) includes foreign losses of approximately $(622,000), $(780,000), and $(52,000), in 1999, 1998,
         and 1997, respectively.

         Current net deferred tax assets at March 31, 1999 and 1998 were $4,047,000 and $5,217,000, respectively. Non-current net deferred tax assets (liabilities) at March 31, 1999 and 1998 of $(269,000) and $71,000, respectively, are included in deferred income taxes and other assets, respectively, within the accompanying balance sheet. Significant components of the Company's net deferred tax asset at March 31, 1999 and 1998 are as follows:

                                                                                            1999             1998
                                                                                            ----             ----
                                                                                               (In thousands)
                  Deferred tax assets:
                    Reserves and accruals not currently deductible                      $   4,550          $  6,212
                    Net operating loss and tax credit carryforwards                         8,393             8,981
                    General business credits                                                1,161             1,365
                    State income taxes                                                        219                43
                    Other                                                                     207               168
                                                                                        ---------          --------

                            Total deferred tax assets                                      14,530            16,769
                                                                                        ---------          --------

                  Deferred tax liabilities:
                    Depreciation                                                           (1,005)           (1,070)
                    Other                                                                    (323)             (330)
                                                                                        ---------          --------

                            Total deferred tax liabilities                                 (1,328)           (1,400)
                                                                                        ---------          --------

                  Valuation allowance                                                      (9,424)           (10,081)
                                                                                        ---------          ---------

                  Net deferred tax assets                                               $   3,778          $   5,288
                                                                                        =========          =========

         The valuation allowance for deferred tax assets relates to (i) the tax benefits of certain acquired net operating losses for which the utilization is limited to the taxable income of the acquired subsidiary, (ii) capital loss carryforwards and (iii) state tax credits. The valuation allowance relates to the amount of such benefits for which realization is not assured. During 1999, the Company reversed valuation allowances of $657,000, primarily due to a change in the assessment of the realization of the tax benefits of certain net operating loss carryforwards.

         The Company has net operating loss carryforwards of approximately $19,700,000 for federal income tax purposes, which are available to offset future taxable income through 2012. The federal tax law includes provisions limiting the use of net operating loss carryforwards in the event of certain changes in ownership, as defined. Consequently, the Company's ability to utilize certain of its acquired net operating loss carryforwards is subject to an annual limitation.

         The following summarizes differences between the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes and the provision (benefit) for income taxes for each of the years ended March 31:

                                                                          1999               1998            1997
                                                                          ----               ----            ----
                                                                                        (In thousands)
         Income tax (benefit) provision at statutory rate              $   3,067        $   4,305         $  (4,385)
         State income taxes, net of federal income
           tax benefit                                                       762              457               606
         Change in valuation allowance                                      (657)               -                 -
         Amortization and write-off of goodwill                              224              371               770
         Tax-exempt interest income                                          (38)            (114)              (60)
         Benefit of acquired net operating losses
           not previously recognized                                           -                -               (70)
         Benefit of foreign sales corporation                               (175)            (175)             (490)
         Foreign losses providing no benefit                                 261              (18)                -
         Tax credits                                                        (200)            (424)                -
         Other, net                                                           96              379               297
                                                                       ---------        ---------         ---------

         Total                                                         $   3,340        $   4,781         $  (3,332)
                                                                       =========        =========         =========

         The California income tax authorities may propose to assess income taxes using the unitary taxation method for some or all of the fiscal years 1986 to 1990, which remain open to examination under the statute of limitations. This taxation method has the effect of apportioning taxable income of a former foreign majority stockholder of the Company to Exar and could possibly result in additional state income tax liability if successfully asserted. The California income tax authorities have assessed Exar for income taxes under the unitary taxation method for the years 1980 through 1985. Such assessments have been paid or accrued as of March 31, 1999. However, management believes the unitary taxation method is inappropriate for the Company and has filed refund claims or protests with respect to such amounts.

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

         A summary of the Company's EPS is as follows (In thousands, except per share amounts):

                                                                                           YEARS ENDED MARCH 31,
         ------------------------------------------------------------------------------------------------------------
                                                                                       1999        1998        1997
                                                                                     --------    --------    --------
         NET INCOME (LOSS)                                                           $  5,424    $  7,518    $ (9,197)
                                                                                     ========    ========    ========


         SHARES USED IN COMPUTATION:

           Weighted average common shares outstanding used in
            computation of basic net income (loss) per share                            9,392       9,326      9,071

           Dilutive effect of stock options                                               208         404          -
                                                                                     --------    --------    -------

           Shares used in computation of diluted net income (loss) per share            9,600       9,730       9,071
                                                                                     ========    ========    ========

         BASIC NET INCOME (LOSS) PER SHARE                                           $   0.58    $   0.81    $  (1.01)
                                                                                     ========    ========    ========

         DILUTED NET INCOME (LOSS) PER SHARE                                         $   0.57    $   0.77    $  (1.01)
                                                                                     ========    ========    ========

         Options to purchase 1,578,514 and 661,400 shares of common stock at prices ranging from $15.56 to $37.25 and $21.50 to $37.25 were outstanding as of March 31, 1999 and 1998, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method. Diluted net loss per share for the year ended March 31, 1997 excludes common equivalent shares of 882,925 as their effect is anti-dilutive.

7.       EMPLOYEE BENEFIT PLANS

         EXAR SAVINGS PLAN - The Exar Savings Plan covers substantially all employees of the Company. The Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. Exar made contributions of $86,000, $379,000 and $373,000 during 1999, 1998 and
         1997, respectively.

         INCENTIVE COMPENSATION PLANS - The Company's incentive compensation plans provide for incentive awards for substantially all employees of the Company based upon the achievement of specified operating and performance results. Incentive awards totaled $681,000, $3,616,000, and $547,000, 1999, 1998 and 1997, respectively. The Company's incentive plans may be amended or discontinued at the discretion of the Board of Directors.

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

         EMPLOYEE STOCK PARTICIPATION PLAN - Exar is authorized to issue 1,401,093 shares of common stock under its Employee Stock Participation Plan (the Plan). The Plan permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three month offering period. Shares purchased by and distributed to participating employees were 85,090 in 1999, 78,627 in 1998, and 86,868 in 1997 at weighted average prices of $13.81, $14.81 and $11.90, respectively. The weighted average fair value of the fiscal 1999, 1998 and 1997 awards was $4.16, $6.15 and $3.67 per share, respectively.

         The Company has reserved 845,023 shares of common stock for future issuance under its Employee Stock Participation plan.

         STOCK OPTION PLANS - Exar has a Stock Option Plan and a Non-Employee Directors' Stock Option Plan. Under these plans, the Company may grant options to purchase up to 3,351,056 and 250,000 shares of common stock, respectively. Options are granted at fair market value on the date of grant. Options are generally exercisable in four equal annual installments commencing one year after the date of grant and generally expire seven years from the grant date.

         During fiscal year 1999, shareholders approved 450,000 additional shares of the Company's Common Stock to be reserved under the 1997 Equity Incentive Plan (the "1997 Plan"), and 100,000 additional shares of the Company's 1996 Non-Employee Directors, Stock Option Plan
         (the "1996 Directors Plan"). The 1997 plan differs from prior plans in that, the 1997 plan allows for selected employees and directors to elect to defer $5,000 to $50,000 of their yearly salaries in return for options to purchase Common Stock at an aggregate discount from current fair market value equal to the salary reduction amount.

         Option activity for both plans is summarized as follows:

                                                                                                       Outstanding Options
                                                                                                       -------------------
                                                                                                                  Weighted Average
                                                                                                                      Exercise
                                                                                                   Number of          Price per
                                                                                                    Shares              Share
                                                                                                    ------              -----
                  Outstanding, March 31, 1996 (427,783 exercisable at a weighted
                           average price of $15.63)                                                1,611,078           $ 17.52
                     Options granted (weighted average fair value of $7.92)                          874,000             15.25
                     Options exercised                                                               (82,050)             9.92
                     Options canceled                                                               (481,643)            19.81
                                                                                                    ---------            -----

                  Outstanding, March 31, 1997 (645,589 exercisable at a weighted
                           average price of $16.20)                                                1,921,385             16.22
                     Options granted (weighted average fair value of $12.62)                         796,169             22.24
                     Options exercised                                                              (273,800)            14.56
                     Options canceled                                                               (250,432)            18.01
                                                                                                    ---------            -----

                  Outstanding, March 31, 1998 (764,307 exercisable at a weighted
                           average price of $16.81)                                                2,193,322             18.39
                     Options granted (weighted average fair value of $9.06)                          794,924             15.85
                     Options exercised                                                               (93,651)            14.24
                     Options canceled                                                               (301,526)            19.08
                                                                                                    ---------            -----

                  Outstanding, March 31, 1999                                                      2,593,069           $ 17.71
                                                                                                   =========             =====

         At March 31, 1999 589,871 options were available for future grant under both plans.

                                                           Options Outstanding                      Options Exercisable
                                           -------------------------------------------------    ------------------------------
                                                                 Weighted
                                                                  Average
                                                                 Remaining        Weighted                         Weighted
                  Range of                   Number             Contractual        Average        Number            Average
               Exercise Prices             Outstanding         Life (years)         Price       Exercisable     Exercise Price
         ---------------------------       -----------         ------------   --------------    -----------     --------------
         $     5.25   - $  14.09              141,618              5.61        $   12.16           108,269        $ 12.20
              14.25   -    14.94              819,387              6.95            14.64           186,585          14.34
              15.00   -    16.50              515,701              6.83            15.95           177,354          16.07
              17.00   -    17.92              362,488              4.07            17.29           318,363          17.31
              18.17   -    37.25              753,875              7.09            23.51           237,441          24.39

         $     5.25   - $  37.25            2,593,069              6.49         $   17.71        1,028,012        $ 17.66

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6.7 to 7.8 years; stock volatility, 43%, 44% and 35% in 1999, 1998 and 1997 respectively;
         risk free interest rates, 5.4%, 6.0% and 6.1% in 1999, 1998 and 1997; respectively; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows: (In thousands, except per share amounts):

                                                                              1999        1998        1997
                                                                              ----        ----        ----
         Pro Forma Net Income (Loss)                                       $   2,412   $  4,696    $   (10,544)
                                                                           =========   ========    ===========

         Pro Forma Net Income (Loss) Per Share:


                                                       BASIC               $    0.26   $   0.50    $     (1.16)
                                                                           =========   ========    ===========
                                                       DILUTED             $    0.25   $   0.48    $     (1.16)
                                                                           =========   ========    ===========

         The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1999, 1998 and 1997 pro forma amounts are not indicative of future period pro forma amounts, when the calculation will apply to all applicable stock options.


9.       RESTRUCTURING AND OTHER CHARGES

         RESTRUCTURING

         In the fourth quarter of fiscal 1997, the Company announced and began to implement a restructuring plan to i) reduce manufacturing expenses by transferring its test and shipping operations to off shore subcontractors, ii) focus the Company's product strategy to provide analog and mixed signal products for the video, imaging, communications and silicon sensor markets and iii) narrow the Company's distribution channels to create more leverage. The Company's restructuring actions consisted primarily of writing down certain equipment as a result of the transfer of operations and change in product focus; terminating 54 full-time employees; writing down inventory associated with product lines which are being discontinued; canceling certain facility leases and cancellation of contracts as a result of a change in distribution channels; and writing down goodwill associated with discontinued products. These actions resulted in a charge of $5,345,000 to operating expenses and $4,631,000 to cost of goods sold. The charges include a non-cash charge of $8,454,000 and cash expenditures of $1,522,000. As of March 31, 1999 an accrual of approximately $190,000 remained related to cancellation of lease obligations.

         In the third quarter of fiscal 1999, the Company sold its Silicon Microstructures business unit to OSI Systems, Inc. ("OSI") for $2,600,000, with additional contingent performance-based payments of up to $3,900,000 over the next two years. The resulting restructuring charge of $731,000 represents the loss on the sale of the assets sold, severance costs related to the termination of 38 employees and other disposition related expenses. The restructuring action was completed during the fourth quarter of fiscal 1999 and was financed through the use of cash.

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

         As a result of a merger completed on April 1, 1999 of IC Works, Inc. and Cypress Semiconductor, the Company received in excess of 1.1 million shares of Cypress Semiconductor (CY: NYSE) common stock in exchange for the Company's minority equity investment in IC Works, Inc. The Company anticipates a pre-tax gain of approximately $6.9 million and this transaction will be accounted for in the Company's fiscal year ended March 31, 2000.

10.      COMMITMENTS AND CONTINGENCIES

         Certain of the Company's facilities were leased under lease agreements expiring through August 2001. Rent expense was $300,000 for 1997. The Company expensed all future lease obligations in 1997 as a part of the restructuring and other charges (see Note 9).

         In 1987, one of the Company's subsidiaries identified low-level groundwater contamination at its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying consolidated financial statements include the Company's share of estimated remaining remediation costs of approximately $764,000 as of March 31, 1999.

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

11.      INDUSTRY AND SEGMENT INFORMATION

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. SFAS No. 131 differs from accounting standard SFAS No. 14, which required companies to disclose certain financial information about an industry segment in which they operate. Under both SFAS No. 14 and SFAS No. 131, the Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications, and in the video and imaging products. The nature of the Company's products and production processes as well as type of customers and distribution methods are consistent among all of the Company's devices. The Company's foreign operations consist primarily of its wholly owned subsidiaries in Japan and the United Kingdom. The Company's principle markets include North America, Asia, Europe and other countries. Total sales by geographic area represent sales to unaffiliated customers (inventory movements to Japan for sale by the Japan region directly to end customers in Japan are not significant and eliminated in consolidation and not included below).


         Identifiable assets represent assets used in the Company's operations in each geographic area. Geographic financial information for each year is as follows:

                                                                         1999              1998             1997
                                                                         ----              ----             ----
                                                                                      (In thousands)
                  Net sales:
                       United States                                  $ 45,631         $   60,020        $   53,374
                       Export sales to Japan and Asia                    8,658             16,852            13,160
                       Export sales to western Europe                   15,731             21,001            15,144
                       Export sales to rest of world                       975              1,110             1,200
                       Japan                                               873              3,032             9,465
                       Western Europe                                        -                  -                 -
                                                                      --------         ----------        ----------

                                                                      $ 71,868         $  102,015        $   92,343
                                                                      ========         ==========        ==========
                  Income (loss) from operations:
                       United States                                  $  4,572              9,350        $  (15,153)
                       Japan                                              (512)              (467)             (143)
                       Western Europe                                       (9)               103                58
                                                                      --------         ----------        ----------

                                                                      $  4,051         $    8,986        $  (15,238)
                                                                      ========         ==========        ==========


                  Identifiable assets:
                       United States                                  $137,078         $  141,422        $  119,623
                       Japan                                             1,121              2,102             5,739
                       Western Europe                                       97                145               175
                                                                      --------         ----------        ----------

                                                                      $138,296         $  143,669        $  125,537
                                                                      ========         ==========        ==========

12.      RECENTLY ISSUED ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

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

To the Company's knowledge and based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no other forms were required during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with; except that 1 report covering 1 transaction was filed late by Mr. Thomas R. Melendrez and 1 report covering 1 transaction was filed late by Mr. George D. Wells.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

                                                                                         Form 10K
                                                                                         Page No.
                  Independent Auditors' Report                                               24

                  Consolidated Balance Sheets
                      March 31, 1999 and 1998                                                25

                  Consolidated Statements of Operations
                      for the years ended
                      March 31, 1999, 1998 and 1997                                          26

                  Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income (Loss)
                      for the years ended
                      March 31, 1999, 1998, and 1997                                         27

                  Consolidated Statements of Cash Flows
                      for the years ended
                      March 31, 19998, 1998 and 1997                                         28

                  Notes to Consolidated Financial
                      Statements                                                            29-39

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 1999, 1998 and 1997 are filed as part of this Form 10-K:

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

    Exhibit           Exhibit
    Footnote          Number           Description
    (d)                2.1             Agreement and Plan of Reorganization
                                       Dated June 3, 1994

    (d)                2.2             First Amendment to Agreement and Plan of
                                       Reorganization Dated March 31, 1995

    (c)                3.1             Restated Certificate of Incorporation of the Company.

    (c)                3.2             Bylaws of the Company, as amended.

                       4.1             Reference is made to Exhibits 3.1 and 3.2.

    (a)*              10.1             1986 Directors' Stock Option Plan of the Company, as amended, and related forms of stock option grant and exercise.

    (b)*              10.2             1989 Employee Stock Participation Plan of the Company and related
                                       Offering.

    (c)*              10.3             1991 Stock Option Plan of the Company and related forms of stock option grant and exercise.

    (c)*              10.4             1991 Non-Employee Directors' Stock Option Plan of the Company
                                       and related forms of stock option grant and exercise.

     *                10.5             Fiscal 1999 Key Employee Incentive Compensation Program.

     *                10.6             Fiscal 1999 Executive Incentive Compensation Program.

    (e)*              10.7             1996 Non-Employee Directors' Stock Option Plan, as amended
                                       September 10, 1998.

    (e)*              10.8             1997 Equity Incentive Plan, as amended September 10, 1998.

                      21.1             Subsidiaries of the Company.

                      23.1             Consent of Independent Auditors' - Deloitte & Touche LLP

                      24.1             Power of Attorney.  Reference is made to the signature page.

                      27.1             Financial Data Schedule

--------------
    (a) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March
        31, 1991 and incorporated herein by reference.

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

    (e) Filed as an exhibit to the Company's registration statements on Form S-8 (Registration statements No.
        333-37369 and N0.333-69381) filed with the Commission
        On October 7, 1997 and December 21, 1998 and incorporated herein by reference.

    *   Indicates management contracts or compensatory plans
        and arrangements filed pursuant to Item 601(b)(10) of
        Regulation S-K.
--------------
(b) There were no reports filed on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By: /s/ Donald L. Ciffone Jr.
   ---------------------------------------------
Donald L. Ciffone Jr.
Chief Executive Officer, President and Director
Date:  June 24, 1999

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

Signature                    Title                                                Date
/s/ Donald L. Ciffone Jr.    Chief Executive Officer, President and Director      June 24, 1999
-------------------------
(Donald L. Ciffone Jr.)


/s/ Ronald W. Guire          Executive Vice President, Chief Financial Officer    June 24, 1999
-------------------------    Secretary and Director
(Ronald W. Guire)            (Principal Financial and Accounting Officer)

/s/ Raimon L. Conlisk        Director and Chairman of the Board                   June 24, 1999
-------------------------
(Raimon L. Conlisk)


/S/ James E. Dykes           Director                                             June 24, 1999
-------------------------
(James E. Dykes)


/s/ Frank P. Carrubba        Director                                             June 24, 1999
-------------------------
(Frank P. Carrubba)

                                   SCHEDULE II

----------------------------------------------------------------------------------------------------------------------
                                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
                                            Balance at                                                       Balance
                                           Beginning of                                Write-offs and        at end
      Classification                           Year                   Additions          Recoveries          of Year
----------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1999:
   Allowance for doubtful
  accounts and sales returns                  $ 3,411                   $1,360            $ 2,724             $ 2,047
----------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1998:
   Allowance for doubtful
  accounts and sales returns                  $ 3,158                   $  716            $   463             $ 3,411
----------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1997:
  Allowance for doubtful
  accounts and sales returns                  $ 2,692                   $  348            $  (118)            $ 3,158
----------------------------------------------------------------------------------------------------------------------