Form 10-Q
period 1999-06-30
EXAR CORP
filed 1999-08-06
CIK 753568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _______TO _______

Commission File No. 0-14225

                                EXAR CORPORATION
             (Exact Name of registrant as specified in its charter)

          Delaware                                      94-1741481
--------------------------------------------------------------------------------
(State or other jurisdiction of                     ( I.R.S. Employer
incorporation or organization)                      Identification No.)

48720 Kato Road, Fremont California                        94538
--------------------------------------------------------------------------------
(Address  of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (510) 668-7000
--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                     Outstanding at July 31, 1999
--------------------------------------------------------------------------------
Common Stock, $.0001 par value           9,413,690 shares net of treasury shares

                                               TABLE OF CONTENTS




                                                                           Page
                                                                           ----
PART I      FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements.....................3-5

            Notes to Condensed Consolidated Financial Statements............6-8

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................9-12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......12

PART II        OTHER INFORMATION

  Item 5.   Other Information................................................13

  Item 6.   Exhibits and Reports on Form 8-K.................................13


            Signatures.......................................................14

EXHIBITS

            Exhibit 27.0.....................................................16

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

EXAR COPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

-------------------------------------------------------------------------------


                                                                        JUNE 30,          MARCH 31,
                                                                          1999              1999
                                                                      (UNAUDITED)
                                                                      ------------      ------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                                 $     91,859      $     79,154
 Short-term investments                                                      2,000             2,000
 Accounts receivable, net                                                   11,070            11,450
 Inventories                                                                 5,144             5,873
 Prepaid expenses and other                                                  1,511               939
 Deferred income taxes                                                       4,365             4,047
                                                                      ------------      ------------
        Total current assets                                               115,949           103,463

PROPERTY AND EQUIPMENT, Net                                                 27,093            27,684
GOODWILL, Net                                                                  378               504
OTHER ASSETS                                                                   504             6,645
                                                                      ------------      ------------

TOTAL ASSETS                                                          $    143,924      $    138,296
                                                                      ------------      ------------
                                                                      ------------      ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                     $      3,162      $      4,265
 Accrued compensation and related benefits                                   5,471             3,560
 Other accrued expenses                                                      2,212             2,828
 Income taxes payable                                                        1,988             1,006
                                                                      ------------      ------------
        Total current liabilities                                           12,833            11,659
                                                                      ------------      ------------

LONG-TERM LIABILITIES                                                          938               961
                                                                      ------------      ------------

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
     no shares outstanding                                                       -                 -
  Common stock; $.0001 par value; 25,000,000 shares authorized;
     10,550,407 and 10,475,503 shares outstanding                           89,731            88,908
  Cumulative translation adjustments                                           116               123
  Retained earnings                                                         61,019            57,124
  Treasury stock; 977,766 shares of common stock at cost                   (20,713)          (20,479)
                                                                      ------------      ------------
               Total stockholders' equity                                  130,153           125,676
                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    143,924      $    138,296
                                                                      ------------      ------------
                                                                      ------------      ------------

See notes to condensed consolidated financial statements

EXAR COPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         1999           1998
                                                      ----------     ----------
NET SALES                                             $   16,251     $   21,764

COSTS AND EXPENSES:
  Cost of goods sold                                       7,302         10,066
  Research and development                                 4,759          3,412
  Selling, general and administrative                      6,406          5,422
  Goodwill amortization                                      126            185
                                                      ----------     ----------
         Total costs and expenses                         18,593         19,085
                                                      ----------     ----------

OPERATING INCOME (LOSS)                                   (2,342)         2,679

OTHER INCOME:
  Interest income, net                                     1,016          1,027
  Gain on sale of investment                               7,003           --
  Other, net                                                  25             64
                                                      ----------     ----------

         Total other income, net                           8,044          1,091
                                                      ----------     ----------

INCOME BEFORE INCOME TAXES                                 5,702          3,770

INCOME TAXES                                               1,807          1,404
                                                      ----------     ----------

NET INCOME                                            $    3,895     $    2,366
                                                      ----------     ----------
                                                      ----------     ----------

NET INCOME PER SHARE:

BASIC                                                 $     0.42     $     0.25
                                                      ----------     ----------
                                                      ----------     ----------

DILUTED                                               $     0.40     $     0.24
                                                      ----------     ----------
                                                      ----------     ----------

SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                                      9,332          9,539
                                                      ----------     ----------
                                                      ----------     ----------

DILUTED                                                    9,743          9,970
                                                      ----------     ----------
                                                      ----------     ----------

See notes to condensed consolidated financial statements

EXAR COPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

--------------------------------------------------------------------------------


                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                               1999           1998
                                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $    3,895     $    2,366
 Reconciliation of net income to net cash used in operating activities:
   Depreciation and amortization                                                   992          1,194
   Deferred income taxes                                                          (320)          --
   Gain on sale of investment                                                   (7,003)          --
   Changes in operating assets and liabilities:
    Accounts receivable                                                            380            900
    Inventories                                                                    729           (190)
    Prepaid expenses and other                                                    (572)          (276)
    Accounts payable                                                            (1,103)        (2,579)
    Accrued compensation and related benefits                                    1,911         (4,434)
    Other accrued expenses                                                        (616)           (88)
    Income taxes payable                                                           982          1,500
                                                                            ----------     ----------

      Net cash used in operating activities                                       (725)        (1,607)
                                                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                              (275)        (1,631)
 Purchases of short-term investments                                              --              (14)
 Proceeds from sale of investment                                               13,080           --
 Other assets                                                                       64             11
                                                                            ----------     ----------

      Net cash provided by (used in) investing activities                       12,869         (1,634)
                                                                            ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term liabilities                                                             (21)           (33)
 Proceeds from issuance of common stock                                            823          1,158
 Acquisition of common stock                                                      (234)          --
                                                                            ----------     ----------

      Net cash provided by financing activities                                    568          1,125
                                                                            ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (7)           (28)
                                                                            ----------     ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 12,705         (2,144)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                     79,154         76,167
                                                                            ----------     ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                       $   91,859     $   74,023
                                                                            ----------     ----------
                                                                            ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for income taxes                                                 $      118     $      222
                                                                            ----------     ----------
                                                                            ----------     ----------


See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED JUNE 30, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE 1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1999 Annual Report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 1999 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1999 Annual Meeting of Stockholders.

Exar designs, develops and markets analog and mixed-signal application specific integrated circuits for use in communications and video and imaging products. Principal markets include North America, Asia and Europe.

Certain amounts in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

NOTE 2.       INVENTORIES

Inventories consist of the following:


                                          June 30,            March 31,
                                            1999                1999
                                      -----------------    ---------------
    Work-in-process                    $    2,420           $    3,262
    Finished goods                          2,724                2,611
                                      -----------------    ---------------
                                       $    5,144           $    5,873
                                      -----------------    ---------------
                                      -----------------    ---------------


NOTE 3.       GAIN ON SALE OF INVESTMENT

The gain on investment of $7.0 million is related to the Company's minority equity investment in IC Works, Inc. ("IC Works") which had a net book value of $6.1 million. In April 1999, the Company received in excess of 1.1 million shares of common stock in Cypress Semiconductor, Inc. ("Cypress") in exchange for the Company's investment in IC Works due to the merger of Cypress and IC Works. The Company sold this stock at a fair market value of $13.1 million during the first quarter of fiscal 2000 resulting in a pre-tax gain of $7.0 million in other income and a related employee benefits expense of $3.0 million in Costs and Expenses.

NOTE 4. NET INCOME PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of the Company's EPS is as follows (In thousands, except per share amounts):



                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        1999                1998
                                                                      ---------          ----------
NET INCOME                                                            $   3,895          $    2,366
                                                                      ---------          ----------
                                                                      ---------          ----------

SHARES USED IN COMPUTATION:

  Weighted average common shares outstanding used in
   computation of basic net income per share                              9,332               9,539

  Dilutive effect of stock options                                          411                 431
                                                                      ---------          ----------

  Shares used in computation of diluted net income per share              9,743               9,970
                                                                      ---------          ----------
                                                                      ---------          ----------

BASIC NET INCOME PER SHARE                                            $    0.42          $     0.25
                                                                      ---------          ----------
                                                                      ---------          ----------

DILUTED NET INCOME PER SHARE                                          $    0.40          $     0.24
                                                                      ---------          ----------
                                                                      ---------          ----------


Options to purchase 688,925 and 739,519 shares of common stock at prices ranging from $19.88 to $37.25 and $20.63 to $37.25 were outstanding as of June 30, 1999 and 1998, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be antidilutive under the treasury stock method.

NOTE 5.   COMPREHENSIVE INCOME

SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three months ended June 30, 1999 and 1998, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative translation adjustments was as follows:


                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                       1999       1998
                                                     -------    -------
NET INCOME                                           $ 3,895    $ 2,366

OTHER COMPREHENSIVE INCOME-
  Cumulative translation adjustments                      (7)       (28)
                                                     -------    -------

COMPREHENSIVE INCOME                                 $ 3,888    $ 2,338
                                                     -------    -------
                                                     -------    -------


NOTE 6.   INDUSTRY AND SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. SFAS No. 131 differs from accounting standard SFAS No. 14, which required companies to disclose certain financial information about an industry segment in which they operate. Under both SFAS No. 14 and SFAS No. 131, the Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company's products and production processes as well as type of customers and distribution methods are consistent among all of the Company's devices. The Company's foreign operations consist primarily of its wholly owned subsidiaries in Japan and the United Kingdom. The Company's principal markets include North America, Asia, Europe and other countries.


NOTE 7.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business" and "Risk Factors" in the Company's 1999 Form 10-K, filed with the Securities and Exchange Commission on June 25, 1999.

GENERAL - The Company derives revenue principally from the sale of integrated circuits for use in communications and video and imaging product areas. The Company has wholly-owned subsidiaries in Japan, Taiwan, France and the United Kingdom to support its sales operations in the Far East and Europe.

RESULTS OF OPERATIONS - Net sales for the first quarter of fiscal 2000 were $16.3 million compared to $21.8 million for the corresponding period in fiscal 1999, a decrease of approximately 25.3%. This decrease was primarily due to significant decreases in sales of discontinued consumer and custom products in the Company's legacy product lines, as well as the sale of the Company's silicon microstructures business unit and related product lines. The abrupt closure of one of the Company's wafer suppliers during the third quarter of fiscal 1999 had a further negative impact of approximately $1 million on the Company's first quarter of fiscal 2000 revenue from legacy products. This closure is expected to result in a further decline in revenue from legacy products of approximately $1 million per quarter through fiscal 2000.

Cost of goods sold for the first quarter of fiscal 2000 decreased to approximately 44.9% of net sales compared to 46.3% of net sales for the same period in fiscal 1999. The resulting increase in gross margins is due primarily to a greater mix of the Company's newer analog and mixed-signal products which tend to have higher gross margins than many of the Company's more mature products. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, the ability of the Company's suppliers to achieve certain manufacturing efficiencies and the cost of material procured from the Company's suppliers. Margins on any particular product may erode over time.

Research and development expenses, as a percentage of net sales, increased from approximately 15.7% in the first quarter of fiscal 1999 to 29.3% in the corresponding quarter in fiscal 2000. Research and development expenses in the first quarter of fiscal 2000 increased by approximately 39.5% compared to the same period in fiscal 1999. The increase in research and development expenses is attributable primarily to an increase in employee benefits expense (see Other income below). Research and development expenses net of the increase in employee benefit expense increased 1.4% over the corresponding period in fiscal 1999 and would have been 21.3% of net sales in the first quarter of fiscal 2000. In the future, the Company expects to accelerate its' research and development expenses, particularly in the communications product areas. Net of any unusual expense items, the Company expects research and development expenses to continue to fluctuate as a percentage of net revenues, as a result of the timing of expenditures and changes in the level of net revenues.

Selling, general and administrative expenses, as a percentage of net sales, increased from approximately 24.9% in the first quarter of fiscal 1999 to 39.4% in the corresponding quarter in fiscal 2000. Selling, general and administrative expenses in the first quarter of fiscal 2000 increased by approximately 18.2% compared to the same period in fiscal 1999. The increase in selling, general and administrative expenses is attributable primarily to an increase in employee benefits (see Other income below). Selling, general and administrative expenses net of the increase in employee benefit expense decreased 10.9% from the corresponding period in fiscal 1999 and would have been 29.7% of net sales in the first quarter of fiscal 2000. This change was primarily due to decreased sales from the corresponding quarter in fiscal 1999 resulting in decreased commissions as well as the Company's reduction in operating expenses in response to decreased revenues. In the short term, many of the selling, general and administrative expenses are fixed, causing a decline as a percentage of net revenues in periods of rapidly rising revenues and an increase as a percentage of net revenue when revenue growth is slower or declining.

Other income in the first quarter of fiscal 2000 includes a pre-tax gain on investment of $7.0 million related to the Company's minority equity investment in IC Works, Inc. ("IC Works"). In April, 1999, the Company received in excess of 1.1 million shares of common stock in Cypress Semiconductor, Inc. ("Cypress") in exchange for the Company's investment in IC Works due to the merger of Cypress and IC Works. The Company sold this stock during the first quarter of fiscal 2000 resulting in a pre-tax gain of $7.0 million in other income and a related employee benefits expense of $3.0 million in Costs and Expenses (see Research and development and Selling, general and administrative above).

The Company's provision for income taxes is based on income from operations and other income. The Company's effective tax rate for the first three months of fiscal 2000 was approximately 31.7% compared with the federal statutory rate of 35%. The difference is due to utilization of capital loss carryforwards that offset the gain on sale of the IC Works investment and tax savings generated from utilization of the Company's foreign sales corporation partially offset by non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax.

In 1987, one of the Company's subsidiaries identified low-level groundwater contamination on its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying financial statements include the Company's approximately $.7 million share of estimated remaining remediation costs, which had been recorded in a prior year.

LIQUIDITY AND CAPITAL RESOURCES - During the first three months of fiscal 2000, the Company financed its operations primarily from cash flows from operations and existing cash and short-term investments. At June 30, 1999, the Company had $93.9 million of cash and short-term investments. The Company has available a short-term, unsecured line of credit under which it may borrow up to $10 million, none of which was being utilized at June 30, 1999. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may execute up to $25 million in foreign currency transactions. At June 30, 1999, the Company had no outstanding foreign currency forward contracts.

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

STATE OF READINESS AND CONTINGENCY PLANS- The Company has completed the process of identifying the programs and infrastructure in all areas of the Company (including manufacturing, engineering and facilities) that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. In 1997, in order to improve access to business information through common, integrated computing systems across the Company, the Company began a worldwide business systems replacement project with systems that use programs primarily from Oracle Corporation ("Oracle"). The new systems implementation, which is expected to make the Company's core business computer systems Year 2000 compliant, was substantially completed in the quarter ended March 31, 1999.

A plan has been developed to make any remaining legacy computer systems Year 2000 compliant. These remaining legacy systems include PC based computer applications, stock option tracking software, and time and attendance hardware and software. The replacement of these remaining legacy systems is approximately 75% complete and on schedule for completion in the quarter ended September 30, 1999. In the event that the Company is unable to successfully complete the replacement of these legacy systems, the Company believes that a contingency plan using manual reporting and tracking systems can be implemented without a disruption in the Company's critical business functions.

COSTS - The cost of the Oracle implementation was approximately $5.3 million dollars and the replacement of the remaining legacy systems is estimated to cost $.3 million. Approximately $5.3 million dollars will be capitalized and is for the development of the Oracle related software and hardware, and the replacement of the remaining legacy systems. The Company has expensed approximately $.3 million of project costs in prior periods. The Oracle implementation was substantially complete as of March 31, 1999 and the capitalized portion will be depreciated over an average of six years commencing in the current fiscal year.

RISKS - The Company believes that with the implementation of the above mentioned hardware and software, it will be able to operate its time sensitive business-application software programs and infrastructure into and beyond the year 2000. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Furthermore, the Company is in the process of working with certain key suppliers and customers to assess their year 2000 readiness. The failure by a third party to adequately address the year 2000 issue could have a material adverse impact on such third party's ability to furnish products and services to the Company and, therefore, could have a material adverse effect on the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS - The Company is continuing to transfer its remaining test and shipping operations to offshore sub-contractors to reduce manufacturing costs. Reliance on off-shore sub-contractors involves a number of risks, including reduced control over the quality and timing of testing and shipping activities as well as a variety of risks associated with conducting business internationally. In addition, the Company has refocused its product strategy to provide analog and mixed-signal products for the video, imaging and communications applications and, therefore, has discontinued certain product offerings. With a reduction in product offerings, the

Company faces risks associated with a more concentrated product line focused in particular niche markets. Furthermore, the semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically result in shortages of wafer fabrication capacity. The Company's ability to meet future demand for its products is dependent upon obtaining sufficient supply of raw materials and components. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis and other factors. Exar's future operating results could continue to be adversely affected by a downturn in the semiconductor market, the Asian financial crisis or by the failure of one or more of its customers to compete successfully in their markets. The markets for components used in video, imaging and communications products are extremely price competitive.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion regarding the Company's risk management activities contains "forward-looking statements" that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

FOREIGN CURRENCY FLUCTUATIONS. The Company is exposed to foreign currency fluctuations primarily through its operations in Japan. This exposure is the result of timing differences between incoming and outgoing cashflows denominated in foreign currency. Operational currency requirements are typically forecast for a three-month period. If there is a need to hedge this risk, the Company will enter into transactions to purchase or sell currency in the open market; or enter into forward currency exchange contracts which are currently available under the Company's bank lines of credit. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If the Company's foreign operations forecasts are overstated or understated during periods of currency volatility, unanticipated currency gains or losses could be experienced. At the end of the first quarter of fiscal 2000, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and has no outstanding foreign currency contracts.

INTEREST RATE SENSITIVITY. The Company maintains investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The Company does not regularly hold investments with maturity dates beyond 90 days. The market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. This exposure is not hedged because a hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements. The short-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. This designation is re-evaluated as of each balance sheet date. At June 30, 1999, short-term investments consisted of auction rate securities of $2,000,000. As of June 30, 1999, there were no significant differences between the fair market value and the underlying cost of such investments.

                           PART II - OTHER INFORMATION

ITEM 5. - OTHER INFORMATION

Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the Company prior to March 31, 2000 (unless such matters are included in the Company's proxy statement pursuant to rule 14A-3 under the Securities Exchange Act of 1934, as amended).


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

EXAR CORPORATION



By            /s/ Donald L. Ciffone, Jr.          Date: August 6, 1999
  ------------------------------------------------
              Donald L. Ciffone, Jr.
              President
              Chief Executive Officer



By            /s/ Ronald W. Guire                 Date:  August 6, 1999
  ------------------------------------------------
              Ronald W. Guire
              Executive Vice President,
              Chief Financial Officer,
              Secretary

                                  EXHIBIT INDEX


Exhibit                                                                    Page
-------                                                                    ----
27.0                       Financial Data Schedule...........................16