Form 10-Q
period 1999-09-30
EXAR CORP
filed 1999-11-12
CIK 753568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q







[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No ______
                                                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                         OUTSTANDING AT OCTOBER 31, 1999
-------------------------------------------------------------------------------
   Common Stock, .0001 par value        9,432,795 shares net of treasury shares

                                     TABLE OF CONTENTS



                                                                                          PAGE
                                                                                          ----
PART I            FINANCIAL INFORMATION

     Item 1.      Condensed Consolidated Financial Statements............................. 3-5

                  Notes to Condensed Consolidated Financial Statements.................... 6-8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations............................................ 9-12

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............ 12-13

PART II           OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders...................... 14

     Item 5.      Other Information........................................................ 14

     Item 6.      Exhibits and Reports on Form 8-K......................................... 14

                  Signatures............................................................... 15
EXHIBITS

                  Exhibit 27.0............................................................. 17


                                          PART I - FINANCIAL INFORMATION
                                          ITEM 1 - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
--------------------------------------------------------------------------------------------------------
                                                                           SEPTEMBER 30,       MARCH 31,
                                                                               1999              1999
                                                                            (UNAUDITED)
                                                                           -------------       ---------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                     $    89,244        $   79,154
  Short-term investments                                                         7,000             2,000
  Accounts receivable, net                                                      10,966            11,450
  Inventories                                                                    6,856             5,873
  Prepaid expenses and other                                                     1,349               939
  Deferred income taxes                                                          4,366             4,047
                                                                           ------------       ----------
               Total current assets                                            119,781           103,463

PROPERTY AND EQUIPMENT, Net                                                     26,781            27,684
GOODWILL, Net                                                                      252               504
OTHER ASSETS                                                                       572             6,645
                                                                           ------------       ----------
TOTAL ASSETS                                                               $   147,386        $  138,296
                                                                           ------------       ----------
                                                                           ------------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $     4,089        $    4,265
  Accrued compensation and related benefits                                      6,289             3,560
  Other accrued expenses                                                         2,446             2,828
  Income taxes payable                                                           1,979               925
                                                                           ------------       ----------
               Total current liabilities                                        14,803            11,578
                                                                           ------------       ----------
LONG-TERM LIABILITIES AND DEFERRED INCOME TAXES                                    941               961
                                                                           ------------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                        -                 -
  Common stock; $.0001 par value; 25,000,000 shares authorized;
     10,856,663 and 10,654,244 shares outstanding                               92,205            88,908
  Accumulated other comprehensive income                                           146               204
  Retained earnings                                                             62,800            57,124
  Treasury stock; 1,445,666 and 1,338,266 shares
    of common stock at cost                                                    (23,509)          (20,479)
                                                                           ------------       ----------
               Total stockholders' equity                                      131,642           125,757
                                                                           ------------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   147,386        $  138,296
                                                                           ------------       ----------
                                                                           ------------       ----------
See notes to condensed consolidated financial statements


EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                           1999              1998               1999              1998
                                                        ----------        ----------         ----------        ----------
NET SALES                                               $  18,550         $  19,198          $  34,801         $  40,962

COSTS AND EXPENSES:
  Cost of sales                                             8,160             9,146             15,462            19,212
  Research and development                                  3,669             3,576              8,428             6,989
  Selling, general and administrative                       5,253             4,892             11,659            10,314
  Goodwill amortization                                       126               185                252               369
                                                        ----------        ----------         ----------        ----------
               Total costs and expenses                    17,208            17,799             35,801            36,884
                                                        ----------        ----------         ----------        ----------
OPERATING INCOME (LOSS)                                     1,342             1,399             (1,000)            4,078

OTHER INCOME:
  Interest income, net                                      1,265             1,025              2,281             2,042
  Gain on sale of investment                                    -                 -              7,003                 -
  Other, net                                                   31               399                 56               473
                                                        ----------        ----------         ----------        ----------
               Total other income, net                      1,296             1,424              9,340             2,515
                                                        ----------        ----------         ----------        ----------
INCOME BEFORE INCOME TAXES                                  2,638             2,823              8,340             6,593

INCOME TAXES                                                  857             1,068              2,664             2,472
                                                        ----------        ----------         ----------        ----------
NET INCOME                                              $   1,781         $   1,755          $   5,676         $   4,121
                                                        ----------        ----------         ----------        ----------
                                                        ----------        ----------         ----------        ----------
NET INCOME PER SHARE:

BASIC                                                       $0.19             $0.19              $0.61             $0.43
                                                        ----------        ----------         ----------        ----------
                                                        ----------        ----------         ----------        ----------

DILUTED                                                     $0.17             $0.18              $0.56             $0.42
                                                        ----------        ----------         ----------        ----------
                                                        ----------        ----------         ----------        ----------

SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                                       9,383             9,413              9,358             9,476
                                                        ----------        ----------         ----------        ----------
                                                        ----------        ----------         ----------        ----------

DILUTED                                                    10,435             9,618             10,089             9,794
                                                        ----------        ----------         ----------        ----------
                                                        ----------        ----------         ----------        ----------



See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                   SIX MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                 1999             1998
                                                                                              ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $   5,676        $  4,121
  Reconciliation of net income to net cash used in operating activities:
      Depreciation and amortization                                                               1,989           2,347
      Deferred income taxes                                                                        (301)              -
      Gain on sale of investment                                                                 (7,003)              -
      Changes in operating assets and liabilities:
        Accounts receivable                                                                         484           2,077
        Inventories                                                                                (983)           (117)
        Prepaid expenses and other                                                                 (410)           (270)
        Accounts payable                                                                           (176)         (2,718)
        Accrued compensation and related benefits                                                 2,729          (5,332)
        Other accrued expenses                                                                     (382)            (43)
        Income taxes payable                                                                      1,054           2,237
                                                                                              ----------       ---------
            Net cash provided by operating activities                                             2,677           2,302
                                                                                              ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                              (834)         (3,664)
  Purchases of short-term investments                                                            (7,000)            (30)
  Sales of short-term investments                                                                 2,000               -
  Proceeds from sale of investment                                                               13,080               -
  Other assets                                                                                       (4)             33
                                                                                              ----------       ---------
            Net cash provided by (used in) investing activities                                   7,242          (3,661)
                                                                                              ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term liabilities                                                                             (38)            (51)
  Proceeds from issuance of common stock                                                          3,298           1,675
  Acquisition of common stock                                                                    (3,031)         (5,575)
                                                                                              ----------       ---------
            Net cash provided by (used in) financing activities                                     229          (3,951)
                                                                                              ----------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             (58)            (24)
                                                                                              ----------       ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                  10,090          (5,334)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                      79,154          76,167
                                                                                              ----------       ---------
CASH AND EQUIVALENTS AT END OF PERIOD                                                         $  89,244        $ 70,833
                                                                                              ----------       ---------
                                                                                              ----------       ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                                  $     918        $    250
                                                                                              ----------       ---------
                                                                                              ----------       ---------

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

-------------------------------------------------------------------------------
NOTE 1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1999 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 1999 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1999 Annual Meeting of Stockholders.


Exar designs, develops and markets mixed-signal application specific integrated circuits for use in communications and video and imaging product areas. Principal markets include North America, Asia, Europe and other countries.

NOTE 2.       INVENTORIES

Inventories consist of the following:

                                                                          September 30,        March 31,
                                                                              1999               1999
                                                                          -------------      -------------
    Work-in-process                                                         $  3,693            $  3,262
    Finished goods                                                             3,163               2,611
                                                                          -------------      -------------
                                                                            $  6,856            $  5,873
                                                                          -------------      -------------
                                                                          -------------      -------------

NOTE 3.       GAIN ON SALE OF INVESTMENT

The gain on investment of $7.0 million is related to the Company's minority equity investment in IC Works, Inc. ("IC Works"), which had a net book value of $6.1 million. In April 1999, the Company received in excess of 1.1 million shares of common stock in Cypress Semiconductor, Inc. ("Cypress") in exchange for the Company's investment in IC Works due to the merger of Cypress and IC Works. The Company sold this stock at a fair market value of $13.1 million during the first quarter of fiscal 2000 resulting in a pre-tax gain of $7.0 million in other income and a related employee benefits expense of $3.0 million in Costs and Expenses.

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

A summary of the Company's EPS is as follows (In thousands, except per share amounts):


                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                                1999              1998               1999              1998
                                                             ----------        ----------         ----------        ----------
NET INCOME                                                   $   1,781         $    1,755         $   5,676         $   4,121
                                                             ----------        ----------         ----------        ----------
                                                             ----------        ----------         ----------        ----------
SHARES USED IN COMPUTATION:

  Weighted average common shares outstanding used in
  computation of basic net income per share                      9,383             9,413              9,358             9,476

  Dilutive effect of stock options                               1,052               205                731               318
                                                             ----------        ----------         ----------        ----------
  Shares used in computation of diluted net income per share    10,435             9,618             10,089             9,794
                                                             ----------        ----------         ----------        ----------
                                                             ----------        ----------         ----------        ----------
BASIC NET INCOME PER SHARE                                   $    0.19         $    0.19          $    0.61         $    0.43
                                                             ----------        ----------         ----------        ----------
                                                             ----------        ----------         ----------        ----------
DILUTED NET INCOME PER SHARE                                 $    0.17         $    0.18          $    0.56         $    0.42
                                                             ----------        ----------         ----------        ----------
                                                             ----------        ----------         ----------        ----------

Options to purchase 564,550 and 1,259,781 shares of common stock at prices ranging from $35.13 to $37.34 and $16.09 to $37.25 were outstanding as of September 30, 1999 and 1998, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be antidilutive under the treasury stock method.

NOTE 5.   COMPREHENSIVE INCOME

SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and six months ended September 30, 1999 and 1998, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative translation adjustments was as follows:

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                           1999              1998               1999              1998
                                                        ----------        ----------         ----------        ----------
NET INCOME                                                $1,781            $1,755             $5,676            $4,121

OTHER COMPREHENSIVE INCOME-
  Cumulative translation adjustments                          30                 6                (58)              (24)
                                                        ----------        ----------         ----------        ----------
COMPREHENSIVE INCOME                                      $1,811            $1,761             $5,618            $4,097
                                                        ----------        ----------         ----------        ----------
                                                        ----------        ----------         ----------        ----------

NOTE 6.   INDUSTRY AND SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. SFAS No. 131 differs from accounting standard SFAS No. 14, which required companies to disclose certain financial information about an industry segment in which they operate. Under both SFAS No. 14 and SFAS No. 131, the Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company's products and production processes as well as type of customers and distribution methods are consistent among all of the Company's devices. The Company's foreign operations consist primarily of its wholly owned subsidiaries in Japan, Taiwan, France and the United Kingdom. The Company's principal markets include North America, Asia, Europe and other countries.

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

RESULTS OF OPERATIONS - Net sales for the second quarter of fiscal 2000 were $18.6 million compared to $19.2 million for the corresponding period in fiscal 1999, a decrease of approximately 3.4%. Net sales for the six month period ended September 30, 1999 decreased by approximately 15.0% to $34.8 million compared to $41.0 million for the corresponding period in fiscal 1999. These decreases were primarily due to decreases in sales of discontinued consumer and custom products in the Company's legacy product lines, as well as the sale of the Company's silicon microstructures business unit and related product lines. The abrupt closure of one of the Company's wafer suppliers during the third quarter of fiscal 1999 had a further negative impact of approximately $1 million in the Company's second quarter of fiscal 2000 and $2 million on revenue from legacy products in the Company's first six months of fiscal 2000. This closure is expected to result in a further decline in revenue from legacy products of approximately $1 million per quarter through fiscal 2000.

Cost of goods sold for the second quarter and the first six months of fiscal 2000 decreased to approximately 44.0% and 44.4% of net sales, respectively, compared to approximately 47.6% and 46.9% of net sales for the same periods in fiscal 1999. The resulting increase in gross margins is due primarily to a greater mix of the Company's newer products which tend to have higher gross margins than many of the Company's more mature products. The Company's gross margins from sales of integrated circuits vary depending on competition from other manufacturers, the volume of products manufactured and sold, the ability of the Company's suppliers to achieve certain manufacturing efficiencies and the cost of material procured from the Company's suppliers. Margins on any particular product generally erode over time.

Research and development expenses in the second quarter and first six months of fiscal 2000 represented approximately 19.8% and 24.2% of net sales, respectively, compared to approximately 18.6% and 17.1% of net sales, respectively, in the corresponding periods in fiscal 1999. Research and development expenses in the second quarter and first six months of fiscal 2000 increased by approximately 2.6% and 20.6%, respectively, compared to the same periods in fiscal 1999 due primarily to an increase in employee benefits expense in the first quarter of fiscal 2000 (see Other income below). Research and development expenses in the first six months of fiscal 2000, net of the increase in employee benefit expense, increased 2.0% over the corresponding period in fiscal 1999 and would have been 20.5% of net sales in the first six months of fiscal 2000. In the future, the Company expects to accelerate its spending on research and development activities, particularly in the communications product areas. Net of any unusual expense items, the Company expects research and development expenses to continue to fluctuate as a percentage of net revenues, as a result of the timing of expenditures and changes in the level of net revenues.

Selling, general and administrative expenses, as a percentage of net sales, increased from approximately 25.5% and 25.2%, respectively, in the second quarter and first six months of fiscal 1999 to approximately 28.3% and 33.5%, respectively, in the corresponding periods of fiscal 2000. Selling, general and administrative expenses in the second quarter and first six months of fiscal 2000 increased by approximately 7.4% and 13.0%, respectively, compared to the same periods in fiscal 1999. The increase in selling, general and administrative expenses is attributable primarily to an increase in employee benefits expense in the first quarter of fiscal 2000 (see Other income below). Selling, general and administrative expenses in the first six months of fiscal 2000 net of the increase in employee benefit expense decreased 2.3% from the corresponding period in fiscal 1999 and would have been 29.0% of net sales in the first six months of fiscal 2000. The increase in selling, general and administrative expenses in the second quarter of fiscal 2000 compared to the same period in fiscal 1999 was primarily due to annual salary increases as well as a one-time decrease in medical benefit plan expenses in fiscal 1999. In the short term, many of the selling, general and administrative expenses are fixed, causing a decline as a percentage of net revenues in periods of rapidly rising revenues and an increase as a percentage of net revenue when revenue growth is slower or declining.

Other income in the first six months of fiscal 2000 includes a first quarter pre-tax gain on investment of $7.0 million related to the Company's minority equity investment in IC Works, Inc. ("IC Works"). In April, 1999, the Company received in excess of 1.1 million shares of common stock in Cypress Semiconductor, Inc. ("Cypress") in exchange for the Company's investment in IC Works due to the merger of Cypress and IC Works. The Company sold this stock during the first quarter of fiscal 2000 resulting in a pre-tax gain of $7.0 million in other income and a related employee benefits expense of $3.0 million in Costs and Expenses (see Research and development and Selling, general and administrative above).

The Company's provision for income taxes is based on income from operations. The Company's effective tax rate for the first six months of fiscal 2000 was approximately 31.9% compared with the federal statutory rate of 35%. The difference is due to utilization of capital loss carryforwards that offset the gain on sale of the IC Works investment and tax savings generated from utilization of the Company's foreign sales corporation partially offset by non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax.

In 1987, one of the Company's subsidiaries identified low-level groundwater contamination on its principal manufacturing site. Although the area of contamination appears to have been defined, the exact source of the contamination has not been identified. The Company has reached an agreement with another entity to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The accompanying financial statements include an accrual for the Company's approximately $.7 million share of estimated remediation costs.

LIQUIDITY AND CAPITAL RESOURCES - During the first six months of fiscal 2000, the Company financed its operations primarily from cash flows from operations and existing cash and short-term investments. At September 30, 1999, the Company had approximately $96.2 million of cash and short-term investments. The Company has available a short term, unsecured line of credit under which it may borrow up to $10 million, none of which was being utilized at September 30, 1999. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may execute up to $25 million in foreign currency transactions. At September 30, 1999, the Company had no outstanding foreign currency forward contracts.

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

A plan has been developed to make any remaining legacy computer systems Year 2000 compliant. These remaining legacy systems include PC based computer applications, stock option tracking software, and time and attendance hardware and software. The replacement of these remaining legacy systems is approximately 75% complete and on schedule for completion in the quarter ended December 31, 1999. In the event that the Company is unable to successfully complete the replacement of these legacy systems, the Company believes that a contingency plan using manual reporting and tracking systems can be implemented without a disruption in the Company's critical business functions.

COSTS - The cost of the Oracle implementation was approximately $5.3 million dollars and the replacement of the remaining legacy systems is estimated to cost $.3 million. Approximately $5.3 million dollars has been capitalized for the acquisition and implementation of the Oracle related software and hardware, and the replacement of the remaining legacy systems. The Company has expensed approximately $.3 million of project costs in prior periods. The Oracle implementation was substantially complete as of March 31, 1999 and the capitalized portion will be depreciated over an average of six years commencing in the current fiscal year.

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

FACTORS THAT MAY AFFECT FURTHER RESULTS - Our company is subject to a number of risks -- some are normal to the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. As a result of these risks, our business, financial condition or operating results could be materially adversely affected. The Company's reliance on off-shore sub-contractors involves a number of risks, including reduced control over the quality and timing of testing and shipping activities as well as a variety of risks associated with conducting business internationally. In addition, the Company has refocused its product strategy to provide products for the communications and video and imaging product areas and, therefore, has discontinued certain product offerings. With a reduction in product offerings, the Company faces risks associated with a more concentrated product line focused in particular niche markets. Furthermore, the semiconductor industry is characterized by economic downturns resulting in diminished product demand, erosion of average selling prices, intense competition, rapid technological change, occasional shortages of materials, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. In addition, the cyclical market patterns of the semiconductor industry periodically result in shortages of wafer fabrication capacity. The Company's ability to meet future demand for its products is dependent upon obtaining sufficient supply of raw materials and components. The Company's operations have reflected, and may in the future reflect, substantial fluctuation from period-to-period as a result of the above factors, as well as general economic conditions, the timing of orders from major customers, variations in manufacturing efficiencies, exchange rate fluctuations, the availability and cost of products from the Company's suppliers, management decisions to commence or discontinue certain product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis and other factors. Exar's future operating results could be adversely affected by a downturn in the semiconductor market, regional financial crisis in one or more areas of the world, catastrophic acts of nature in areas where the Company's subcontractors or major customers reside or by the failure of one or more of its customers to compete successfully in their markets. The markets for components used in video, imaging and communications products are extremely price competitive. In the past, our common stock price has fluctuated substantially. The reasons this may continue include but are not limited to the following: our or our competitors' new product announcements; quarterly fluctuations in our financial results and other companies in the semiconductor or computer industry; conditions in the communications or semiconductor industry; and investor sentiment toward technology stocks. In addition, increases in our stock price and expansion of our price-to-earnings multiple may have made our stock attractive to momentum investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

The following discussion regarding the Company's risk management activities contains "forward looking statements" that involve risks and uncertainties. Actual results may differ materially from those projected in the forward looking statements.

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

INTEREST RATE SENSITIVITY. The Company maintains investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The Company does not regularly hold investments with maturity dates beyond 90 days. The market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. This exposure is not hedged because a hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements. The short-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. This designation is re-evaluated as of each balance sheet date. At September 30, 1999, short-term investments consisted of auction rate securities of $7,000,000. As of September 30, 1999, there were no significant differences between the fair market value and the underlying cost of such investments.

                              PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Exar Corporation was held on September 9, 1999 in Fremont, California. At the meeting the following individual was elected to the Board of Directors of the Company and will hold office until the 2002 Annual Meeting of Stockholders. The number of affirmative and negative votes were as follows:

                                                            AFFIRMATIVE         NEGATIVE
                                                            -----------         --------
Mr. Raimon L. Conlisk                                       7,472,968            643,060


In addition, certain individuals will continue to hold office as directors of the Company until the Annual Meeting of Stockholders as follows: Mr. James E. Dykes - 2000, Dr. Frank P. Carrubba - 2000, Mr. Donald L. Ciffone, Jr. - 2001 and Mr. Ronald W. Guire - 2001

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:


                                                     AFFIRMATIVE     NEGATIVE     WITHHELD     ABSTAINED
                                                     -----------     --------     --------     ---------
Resolution to approve the Amendment
To the Company's 1997 Equity Incentive
Plan                                                  5,392,677     2,705,492       4,000        13,869


ITEM 5. - OTHER INFORMATION

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the Company prior to March 15, 2000 (unless such matters are included in the Company's proxy statement pursuant to rule 14A-3 under the Securities Exchange Act of 1934, as amended).


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

EXAR CORPORATION



By                    /s/                               Date: November 12, 1999
  ------------------------------------------------------
                      Donald L. Ciffone, Jr.
                      President
                      Chief Executive Officer



By                    /s/                               Date: November 12, 1999
  ------------------------------------------------------
                      Ronald W. Guire
                      Executive Vice President,
                      Chief Financial Officer,
                      Secretary

                                  EXHIBIT INDEX

EXHIBIT                                                                    PAGE
-------                                                                    ----


27.0      Financial Data Schedule  ......................................... 17