Form 10-Q
period 1999-12-31
EXAR CORP
filed 2000-02-14
CIK 753568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1999

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

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

         Class                           Outstanding at January 31, 2000
-------------------------------------------------------------------------------
Common Stock, .0001 par value          9,933,803 shares net of treasury shares

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements....................3-5

            Notes to Condensed Consolidated Financial Statements...........6-8

  Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................9-22

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk......23

PART II     OTHER INFORMATION

  Item 5.   Other Information...............................................23

  Item 6.   Exhibits and Reports on Form 8-K................................23

            Signatures......................................................24
EXHIBITS

            Exhibit 27.0....................................................25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
-------------------------------------------------------------------------------

                                                                             DECEMBER 31,        MARCH 31,
                                                                                 1999              1999
                                                                             (Unaudited)
                                                                            --------------      -----------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                           $ 84,198          $ 79,154
  Short-term investments                                                           19,630             2,000
  Accounts receivable, net                                                         10,968            11,450
  Inventories                                                                       7,714             5,873
  Prepaid expenses and other                                                        1,111               939
  Deferred income taxes                                                             4,365             4,047
                                                                            --------------      -----------
               Total current assets                                               127,986           103,463

PROPERTY AND EQUIPMENT, Net                                                        26,968            27,684
GOODWILL, Net                                                                         126               504
OTHER ASSETS                                                                          912             6,645
                                                                            --------------      -----------
TOTAL ASSETS                                                                     $155,992          $138,296
                                                                            ==============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $  4,282          $  4,265
  Accrued compensation and related benefits                                         6,364             3,560
  Other accrued expenses                                                            2,549             2,828
  Income taxes payable                                                              3,069               925
                                                                            --------------      -----------
               Total current liabilities                                           16,264            11,578
                                                                            --------------      -----------
LONG-TERM LIABILITIES AND DEFERRED INCOME TAXES                                       903               961
                                                                            --------------      -----------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
    no shares outstanding                                                               -                 -
  Common stock; $.0001 par value; 25,000,000 shares authorized;
    11,143,744 and 10,654,244 shares outstanding                                   97,350            88,908
  Accumulated other comprehensive income                                              171               204
  Retained earnings                                                                65,175            57,124
  Treasury stock; 1,456,566 and 1,338,266 shares
    of common stock at cost                                                       (23,871)          (20,479)
                                                                            --------------      -----------
               Total stockholders' equity                                         138,825           125,757
                                                                            --------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $155,992          $138,296
                                                                            ==============      ===========
See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)
------------------------------------------------------------------------------


                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                DECEMBER 31,                         DECEMBER 31,
                                                           1999              1998               1999              1998
                                                          -------           -------            -------           -------
NET SALES                                                 $20,708           $15,808            $55,509           $56,770

COSTS AND EXPENSES:
  Cost of sales                                             8,947             7,292             24,409            26,504
  Research and development                                  3,950             3,360             12,378            10,348
  Selling, general and administrative                       5,609             4,475             17,268            14,790
  Goodwill amortization                                       126               146                378               515
  Restructuring and other charges                               -               731                  -               731
                                                          -------           -------            -------           -------
               Total costs and expenses                    18,632            16,004             54,433            52,888
                                                          -------           -------            -------           -------
OPERATING INCOME (LOSS)                                     2,076              (196)             1,076             3,882

OTHER INCOME:
  Interest income, net                                      1,485             1,110              3,766             3,152
  Gain on sale of investment                                    -                 -              7,003                 -
  Other, net                                                  (62)               72                 (6)              545
                                                          -------           -------            -------           -------
               Total other income, net                      1,423             1,182             10,763             3,697
                                                          -------           -------            -------           -------
INCOME BEFORE INCOME TAXES                                  3,499               986             11,839             7,579

INCOME TAXES                                                1,124               402              3,788             2,874
                                                          -------           -------            -------           -------
NET INCOME                                                 $2,375              $584             $8,051            $4,705
                                                          =======           =======            =======           =======
NET INCOME PER SHARE:

BASIC                                                     $  0.25           $  0.06            $  0.85             $0.50
                                                          =======           =======            =======           =======
DILUTED                                                   $  0.22           $  0.06            $  0.78             $0.49
                                                          =======           =======            =======           =======
SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                                       9,542             9,303              9,419             9,418
                                                          =======           =======            =======           =======
DILUTED                                                    10,935             9,436             10,371             9,675
                                                          =======           =======            =======           =======

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
-------------------------------------------------------------------------------

                                                                                    NINE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                   1999            1998
                                                                               --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  8,051         $ 4,705
  Reconciliation of net income to net cash used in operating activities:
      Depreciation and amortization                                                2,999           3,812
      Provision for doubtful accounts and sales returns                             (227)           (544)
      Deferred income taxes                                                         (294)              -
      Gain on sale of investment                                                  (7,003)              -
      Gain on sale of equipment                                                     (474)           (289)
      Changes in operating assets and liabilities:
        Accounts receivable                                                          709           4,559
        Inventories                                                               (1,841)            245
        Prepaid expenses and other                                                  (172)           (388)
        Accounts payable                                                              17          (3,390)
        Accrued compensation and related benefits                                  2,804          (5,700)
        Accrued sales commissions                                                     70              67
        Other accrued expenses                                                      (401)            141
        Income taxes payable                                                       2,144           2,633
                                                                                --------         -------
            Net cash provided by operating activities                              6,382           5,851
                                                                                --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (1,905)         (4,287)
  Proceeds from sale of equipment                                                    548             797
  Purchases of short-term investments                                            (21,340)           (137)
  Sales of short-term investments                                                  3,710               -
  Proceeds from sale of investment                                                13,080               -
  Other assets                                                                      (344)            (10)
                                                                                --------         -------
            Net cash used in investing activities                                 (6,251)         (3,637)
                                                                                --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                           8,442           2,033
  Long-term liabilities                                                             (104)            (61)
  Acquisition of common stock                                                     (3,392)         (5,575)
                                                                                --------         -------
            Net cash provided by (used in) financing activities                    4,946          (3,603)
                                                                                --------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (33)             97
                                                                                --------         -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    5,044          (1,292)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                       79,154          76,167
                                                                                --------         -------
CASH AND EQUIVALENTS AT END OF PERIOD                                           $ 84,198         $74,875
                                                                                ========         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                    $    920         $   543
                                                                                ========         =======
  Cash paid for interest                                                        $    725         $     -
                                                                                ========         =======


See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------


NOTE 1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 1999 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 1999 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1999 Annual Meeting of Stockholders.

Exar designs, develops and markets mixed-signal application specific integrated circuits for use in communications and video and imaging product areas. Principal markets include North America, Asia, Europe and other countries.


NOTE 2.       INVENTORIES

Inventories consist of the following (in thousands):


                                                          December 31,          March 31,
                                                              1999                 1999
                                                          ------------          ----------
    Work-in-process                                         $  5,024             $  3,262
    Finished goods                                             2,690                2,611
                                                           ----------           ----------
                                                            $  7,714             $  5,873
                                                           ==========           ==========

NOTE 3.       GAIN ON SALE OF INVESTMENT

The gain on investment of $7.0 million is related to the Company's minority equity investment in IC Works, Inc. ("IC Works"), which had a net book value of $6.1 million. In April 1999, the Company received in excess of 1.1 million shares of common stock in Cypress Semiconductor, Inc. ("Cypress") in exchange for the Company's investment in IC Works due to the merger of Cypress and IC Works. The Company sold this stock at a fair market value of $13.1 million during the first quarter of fiscal 2000 resulting in a pre-tax gain of $7.0 million in other income and a related employee and compensation benefits expense of $3.0 million in Costs and Expenses.

NOTE 4.       NET INCOME PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128 requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of the Company's EPS is as follows (In thousands, except per share amounts):


                                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                             DECEMBER 31,                        DECEMBER 31,
                                                                       1999                1998              1999           1998
                                                                     -------             -------           -------       -------
NET INCOME                                                           $ 2,375             $   584           $ 8,051       $ 4,705
                                                                     =======             =======           =======       =======

SHARES USED IN COMPUTATION:

  Weighted average common shares outstanding used in
   computation of basic net income per share                           9,542               9,303             9,419         9,418

  Dilutive effect of stock options                                     1,393                 133               952           257
                                                                     -------             -------           -------       -------
  Shares used in computation of diluted net income per share          10,935               9,436            10,371         9,675
                                                                     =======             =======           =======       =======
BASIC NET INCOME PER SHARE                                           $  0.25             $  0.06           $  0.85       $  0.50
                                                                     =======             =======           =======       =======
DILUTED NET INCOME PER SHARE                                         $  0.22             $  0.06           $  0.78       $  0.49
                                                                     =======             =======           =======       =======



Options to purchase 13,500 and 1,402,407 shares of common stock at prices ranging above $48.63 and from $16.09 to $37.25 were outstanding as of December 31, 1999 and 1998, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be antidilutive under the treasury stock method. The per share calculations do not give effect to the three-for-two split, to be effected in the form of a stock dividend, to be distributed on February 15, 2000.

NOTE 5.   COMPREHENSIVE INCOME

SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and nine months ended December 31, 1999 and 1998, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative translation adjustments was as follows (in thousands):


                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   DECEMBER 31,                       DECEMBER 31,
                                              1999               1998             1999            1998
                                            --------            -------         --------         --------
NET INCOME                                  $  2,375            $  584          $  8,051         $  4,705

OTHER COMPREHENSIVE INCOME -
  Cumulative translation adjustments              25               112               (33)              97
                                            --------            -------         --------         --------
COMPREHENSIVE INCOME                        $  2,400            $  696          $  8,018          $ 4,802
                                            ========            ======          ========          =======


NOTE 6.   INDUSTRY AND SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Under SFAS No. 131, the Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company's products and production processes as well as type of customers and distribution methods are consistent among all of the Company's devices. The Company's foreign operations consist primarily of its wholly owned subsidiaries in Japan, Taiwan, France and the United Kingdom. The Company's principal markets include North America, Asia, Europe and other countries.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "RISK FACTORS."

OVERVIEW

    We design, develop and market analog and mixed-signal ICs for use in the communications market and video and imaging market. Our primary customers are large communications equipment OEMs.

    Over the past several years, we have actively refocused our business on products for the communications markets. In the 1970's, we designed, manufactured, and marketed custom and general purpose analog circuits supporting many different applications. In the 1980's, we transitioned our products to analog and mixed signal application specific standard products focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid 1990's, we continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, we chose to focus our product strategy and development efforts on the communications market At that time, our communications products represented 43.2% of our net sales. For the nine months ended December 31, 1999, our communications product sales increased to 74.6% of our net sales.

    International sales represented 32.4% and 35.1% of our net sales for the three months and nine months ended December 31, 1999. Our international sales consist of sales from the United States to overseas customers and sales by our wholly-owned subsidiary in Japan. Sales by our Japanese subsidiary are denominated in yen, while all other international sales are denominated in United States Dollars. Our international operations give rise to exposures from changes in currency exchange rates. We have adopted a set of practices to minimize our foreign currency risk which include the occasional use of foreign currency exchange contracts to hedge amounts receivable from our foreign subsidiaries. In addition, foreign sales may be subject to tariffs in certain countries or with regard to certain products; however, our profit margin on international sales of IC's, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers.

    We recognize revenue from the sale of products when shipped. Our distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock rotation and also provide for credits to distributors in the event we reduce the price of any product. We record an allowance based on future authorized and historical patterns of returns, price protection, and other concessions at the time revenue is recognized.

    Our gross margins vary depending on product mix, competition from other manufacturers, the volume of products manufactured and sold, our ability to achieve certain manufacturing efficiencies and the cost of materials procured from our suppliers. Our newer analog and mixed-signal products, especially our communications products, generally have higher gross margins than our more mature products, and margins of any particular product may erode over time.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               DECEMBER 31,               DECEMBER 31,
                                                         ----------------------      ----------------------
                                                           1999          1998          1999          1998
                                                         --------      --------      -------      ---------
Net sales..........................................       100.0%        100.0%        100.0%        100.0%
Cost of sales......................................        43.2          46.1          44.0          46.7
                                                          -----         -----         -----         -----
Gross profit.......................................        56.8          53.9          56.0          53.3
Research and development...........................        19.1          21.3          22.3          18.2
Selling, general and administrative................        27.1          28.3          31.1          26.1
Goodwill amortization..............................         0.6           0.9           0.7           0.9
Restructuring and other charges....................          --           4.6            --           1.3
Acquisition related expenses.......................          --            --            --            --
                                                          -----         -----         -----         -----
Operating income (loss)............................        10.0          (1.2)          1.9           6.8
Other income, net..................................         6.9           7.4          19.4           6.5
                                                          -----         -----         -----         -----
Income (loss) before income taxes..................        16.9           6.2          21.3          13.3
Income taxes (benefit).............................         5.4           2.5           6.8           5.0
                                                          -----         -----         -----         -----
Net income (loss)..................................        11.5%          3.7%         14.5%          8.3%
                                                          =====         =====         =====         =====

PRODUCT LINE SALES AS A PERCENTAGE OF NET SALES

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              DECEMBER 31,                DECEMBER 31,
                                                         ----------------------      ----------------------
                                                           1999          1998          1999          1998
                                                         --------      --------      --------      --------
Communications.....................................        74.0%         53.9%         74.6%         54.3%
Video and Imaging..................................        17.3%         16.1%         17.8%         22.7%
Other..............................................         8.7%         30.0%          7.6%         23.0%
                                                          -----         -----         -----         -----
                                                          100.0%        100.0%        100.0%        100.0%
                                                          =====         =====         =====         =====

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1999

    NET SALES. Net sales for the three months ended December 31, 1999 were $20.7 million compared to $15.8 million for the three months ended December 31, 1998, an increase of approximately 31.0%. This increase was primarily due to increases in sales of the Company's communications products which increased 79.9% when compared to the corresponding period in fiscal 1999. Net sales for the nine months ended December 31, 1999 decreased by 2.2% to $55.5 million compared to $56.8 million for the nine months ended December 31, 1998. This decrease was primarily due to decreases in sales of discontinued consumer and custom products in our legacy product lines (due in part to the fiscal 1999 closure of one of our third-party wafer fabrication facilities), as well as the sale of our silicon microstructures business unit and related product lines in November 1998. These decreases were offset by a 34.4% or $10.6 million increase in sales of our communications products during the nine months ended December 31, 1999. This increase in communications product sales was fueled by increased sales of our serial communications products and increased sales of our network and transmission products as both of these product lines gained market acceptance and design wins.

    In the three months ended December 31, 1999 sales to domestic customers increased by 43.6% to $14.0 million. International sales increased by 10.7% to $6.7 million. In the nine months ended December 31, 1999, sales to domestic customers decreased by 1.1% to $36.0 million. International sales decreased by 4.2% to $19.5 million.

    COST OF SALES. Cost of sales for the three months and the nine months ended December 31, 1999 decreased to approximately 43.2% and 44.0% of net sales, compared to 46.1% and 46.7% of net sales for the three and nine months ended December 31, 1998. Cost of sales as a percentage of net sales for the nine months ended December 31, 1999 decreased to approximately 44.0% compared to 46.7% for the nine months ended December 31, 1998. The resulting increase in gross margins is due primarily to a greater mix of communications products, which generally have higher gross margins than many of our more mature products. Gross margins from sales of ICs vary depending on product mix, competition from other manufacturers, the volume of products manufactured and sold, the ability of our suppliers to achieve manufacturing efficiencies and the cost of materials procured from our suppliers. Margins on any particular product generally erode over time.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three months and nine months ended December 31, 1999 represented 19.1% and 22.3% of net sales, compared to 21.3% and 18.2% of net sales, in the corresponding periods in fiscal 1999. Research and development spending for the three months and nine months ended December 31, 1999 increased by 17.6% and 19.6% compared to the corresponding periods in fiscal 1999, as we continued to invest in the development of our communications product line. These spending increases resulted from additional staffing in the communications product line areas, increases in expenditures for supplies and equipment for the development of communication products , and an increase in employee compensation and benefits expenses associated with a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000. In the future, we expect to increase spending on research and development activities, particularly for communications products. We expect research and development expenses to continue to fluctuate as a percentage of net sales as a result of the timing of expenditures and changes in the level of net sales. However, we intend to continue spending approximately 20% of net sales on research and development activities to support our growth.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months and nine months ended December 31, 1999 represented 27.1% and 31.1% of net sales, compared to 28.3% and 26.1%, in the three and nine months ended December 31, 1998. Selling, general and administrative expenses for the three months and nine months ended December 31, 1999 increased by 25.3% and 16.8% compared to the corresponding periods in fiscal 1999. The increase was due to growth in communications product sales and an increase in employee compensation and benefits expenses associated with a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000. In the short term, many of the selling, general and administrative expenses are fixed, causing a decline as a percentage of net sales in periods of rapidly rising sales and an increase as a percentage of net sales when sales growth is slower or declining.

    OTHER INCOME. Other income in the nine months ended December 31, 1999 includes a first quarter pre-tax $7.0 million gain on the sale of an investment related to a minority equity investment in IC Works, Inc. In April 1999, we received approximately 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for our investment in IC Works due to the merger of Cypress Semiconductor and IC Works. We sold this stock during the first quarter of fiscal 2000, resulting in a pre-tax gain of $7.0 million in other income and a related employee compensation and benefits expense of $3.0 million in costs and expenses.

    PROVISION FOR INCOME TAXES. The provision for income taxes is based on income from operations. The effective tax rate for the first nine months of fiscal 2000 was approximately 32.0% compared with the federal statutory rate of 35%. The difference is due to utilization of capital loss carryforwards that offset the gain on sale of the IC Works investment and tax savings generated from utilization of our foreign sales corporation partially offset by non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax.

    To date, inflation has not had a significant impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of fiscal 2000, we financed our operations primarily from cash flows from operations and existing cash and short-term investments. At December 31, 1999, we had $104.2 million of cash and short-term investments. We have a short term, unsecured line of credit available under which we may borrow up to $10.0 million, none of which was being utilized at December 31, 1999. In addition, we have a credit facility with certain domestic and foreign banks under which we may execute up to $25.0 million in foreign currency transactions. At December 31, 1999, we had foreign currency contracts outstanding to buy 10 million Yen, or approximately $95,000.

    For the nine months ended December 31, 1999, we generated $6.4 million of cash from our operating activities, the result of net income of $8.1 million, non-cash items of $2.5 million, a net increase in working capital of $3.3 million, partially offset by $7.5 million of gains on sales of an investment and equipment.

    Net capital and other asset expenditures during the nine months ended December 31, 1999 totaled $2.2 million including purchases of computer equipment and software used for product development. Other investing activities during the nine months ended December 31, 1999 included the net purchases of $17.6 million of short term investments, which was offset by $13.1 million of proceeds from the sale of our minority equity investment in IC Works, and $548,000 of proceeds from the sale of equipment.

    During the nine months ended December 31, 1999, we repurchased 118,300 shares of our common stock for $3.4 million and received $8.4 million from the issuance of 489,500 common stock shares upon the exercise of stock options under our stock option plans.

    We have no material firm capital commitments.

    We anticipate that we will continue to finance our operations with cash flows from operations, existing cash and short-term investment balances, borrowings under existing bank credit lines, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on our needs and prevailing market conditions. We believe that cash, cash equivalents, short-term investments, borrowings from the line of credit and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next twelve months. From time to time, we also evaluate potential acquisitions and equity investments complementary to our design expertise and market strategy, including investments in wafer fabrication foundries. To the extent we pursue these transactions, we could be required to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us, if at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

YEAR 2000 AND PROXIMATE DATES

    Many computer systems may experience problems interpreting dates around the Year 2000. We have completed the process of identifying the programs and infrastructure in all areas that could be affected by the Year 2000 issue and have developed an implementation plan to resolve any issues. As of the date of this filing, we have experienced no significant problems related to Year 2000 issues.

    In 1999, we implemented a new business system that is Year 2000 compliant at a cost $5.3 million dollars. In addition, the replacement of the remaining legacy systems is estimated to cost $300,000. $5.3 million dollars has been capitalized for the acquisition and implementation of the new business system and the replacement of the remaining legacy systems. We have expensed approximately $300,000 of project costs in prior periods. The new business system implementation was substantially complete as of March 31, 1999, and the capitalized portion is being depreciated over an average of six years.

    We believe that we will continue to be able to operate our time sensitive business-application software programs and infrastructure. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. We continue to work with key suppliers and customers to assess their Year 2000 readiness. The failure by a third party to adequately address the Year 2000 issue could harm the party's ability to furnish products and services to us and, therefore, could harm our business.

RISK FACTORS

    YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED. THIS COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT. THIS PROSPECTUS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS ABOUT FUTURE PLANS, OBJECTIVES, INTENTIONS AND EXPECTATIONS. MANY FACTORS, INCLUDING THOSE DESCRIBED BELOW, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN ANY FORWARD-LOOKING STATEMENT.

OUR OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

    Our operating results fluctuate significantly. Some of the factors that affect our quarterly and annual results, many of which are difficult to control or predict, are:

    - the reduction, rescheduling or cancellation of orders by customers;

    - fluctuations in the timing and amount of customer requests for product shipments;

    - fluctuations in the manufacturing output, yields and inventory levels of our suppliers;

    - changes in the mix of products that our customers purchase;

    - our ability to introduce new products on a timely basis;

    - the announcement or introduction of products by our competitors;

    - the availability of external foundry capacity and raw materials;

    - competitive pressures on selling prices;

    - the amounts and timing of costs associated with warranties and product returns;

    - the amounts and timing of investments in research and development;

    - market acceptance of our products;

    - costs associated with acquisitions and the integration of acquired operations;

    - the ability of our customers to obtain components from their other suppliers;

    - general conditions in the communications and semiconductor industries;

    - fluctuations in interest rates; and

    - general economic conditions.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND OUR SUCCESS THEREFORE DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

    The markets for our products are characterized by:

    - rapidly changing technologies;

    - evolving and competing industry standards;

    - changing customer needs;

    - frequent new product introductions and enhancements;

    - increased integration with other functions; and

    - rapid product obsolescence.

    To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

    In addition, products for communications applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards.

    We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY DESIGN ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, HIRE AND RETAIN ADDITIONAL PERSONNEL.

    There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, process and test engineers involved in the development of new communications ICs. Competition is especially intense in the Silicon Valley, where our corporate headquarters is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could harm our business.

WE DEPEND ON THIRD-PARTY FOUNDRIES TO MANUFACTURE OUR ICS.

    We do not own or operate a semiconductor fabrication facility. Most of our products are only manufactured by a single foundry. Two foundries manufacture our products based on CMOS processes, and one foundry manufactures all of our BiCMOS products. Most of our products are based on CMOS processes. We do not have long-term wafer supply agreements with our CMOS foundries that guarantee wafer or product quantities, prices or delivery lead times, and our CMOS foundries manufacture our products on a purchase order basis. We cannot be certain that we will be able to maintain strong relationships with our foundries. In addition, we cannot be certain that we will continue to do business with our foundries on terms as favorable as our current terms. Other significant risks associated with our reliance on outside foundries include:

    - the lack of assured semiconductor wafer supply and control over delivery schedules;

    - the unavailability of, or delays in obtaining access to, key process technologies;

    - limited control over quality assurance, manufacturing yields and production costs; and

    - potential misappropriation of our intellectual property.

    We do not have a guaranteed level of production capacity at either of our CMOS foundries. We provide these foundries with rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry's available capacity. Therefore, our CMOS foundries could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements.

    We could experience a substantial delay or interruption in the shipment of our products or an increase in our costs due to the following:

    - a sudden demand for an increased amount of semiconductor devices;

    - a manufacturing disruption experienced by one or more of our outside foundries or sudden reduction or elimination of any existing source or sources of semiconductor devices;

    - time required to find or qualify alternative manufacturing sources for existing or new products; or

    - failure of our suppliers to obtain the raw materials and equipment used in the production of our ICs.

TO SECURE FOUNDRY CAPACITY, WE MAY BE REQUIRED TO ENTER INTO FINANCIAL AND OTHER ARRANGEMENTS WITH FOUNDRIES, AND SUCH AGREEMENTS MAY RESULT IN THE DILUTION OF OUR EARNINGS OR OF THE OWNERSHIP OF OUR STOCKHOLDERS.

    Allocation of a foundry's manufacturing capacity may be influenced by a customer's size or the existence of a long-term agreement with the foundry. To address foundry capacity constraints, we and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries, in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or "take or pay" contracts that commit a company to purchase specified quantities of components over extended periods. While we are not currently a party to any of these arrangements, we may decide to enter into such arrangements in the future. We cannot be sure, however, that these arrangements will be available to us on acceptable terms or at all. Any of these arrangements could require us to commit substantial capital. The need to commit substantial capital could require us to obtain additional debt or equity financing, which could result in the dilution of our earnings or the ownership of our stockholders, or otherwise harm our operating results.

IF OUR FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET OUR DEMANDS, OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE OUR PRODUCTS, WE MAY FACE PRODUCTION DELAYS.

    Our wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture our products. As a result, we are subject to the risk that a foundry will cease production on an older or lower-volume process that it uses to produce our parts. Additionally, we cannot be certain our foundries will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products is based. Each of these events could increase our costs and harm our ability to deliver our products on time.

THE MARKETS IN WHICH WE PARTICIPATE ARE INTENSELY COMPETITIVE.

    Our target markets are intensely competitive. Our ability to compete successfully in our target markets depends on the following factors:

    - designing new products that implement new technologies;

    - subcontracting the manufacture of new products and delivering them in a timely manner;

    - product quality and reliability;

    - customer support;

    - time-to-market;

    - product performance;

    - price;

    - end-user acceptance of our customers' products; and

    - market acceptance of competitors' products.

    In addition, our competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower-cost or higher-performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable. In addition, our competitors and customers may introduce products that integrate the functions performed by our ICs on a single IC, thus eliminating the need for our products.

    Because the IC markets are highly fragmented, we generally encounter different competitors in our various market areas. Competitors with respect to our communications products include Conexant Systems, PMC-Sierra, Inc. and TranSwitch Corporation. In addition, the expansion of our communications product portfolio may in the future bring us into competition with other established communications IC companies, such as Applied Micro Circuits Corporation and Vitesse. Competitors in our other markets include Analog Devices, Philips and Texas Instruments. Many of our competitors have greater financial, technical and management resources than we do. Some of these competitors may be able to sell their products at prices that are below those at which it would be financially feasible for us to sell our products.

IF WE ARE UNABLE TO FURTHER PENETRATE THE MARKETS FOR COMMUNICATIONS ICS OR IF THESE MARKETS FAIL TO GROW AS EXPECTED, OUR REVENUES COULD STOP GROWING AND MAY DECLINE.

    A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of communications ICs, particularly products based on the T1/E1, T3/E3 and ATM transmission standards. In order for us to be successful, we must continue to penetrate these markets. Furthermore, if these markets fail to grow as expected, our business might be harmed.

WE EXPECT THAT REVENUES CURRENTLY DERIVED FROM NON-COMMUNICATIONS PRODUCTS WILL DECLINE IN FUTURE PERIODS, AND OUR BUSINESS WILL BE HARMED IF OUR COMMUNICATIONS PRODUCTS FAIL TO MAKE UP FOR THIS DECLINE.

    We do not intend to increase our funding of development efforts relating to our serial communications and video and imaging products, and as a result we expect that revenues from these products will decline in future periods. In addition, the markets for these products are subject to extreme price competition, and we may not be able to reduce our costs in response to declining average selling prices. Even if we reduce our costs, our customers in these markets may not purchase these products. Moreover, these markets may decrease in size in the future. If our communications products fail to make up for any revenue shortfall, our business may be harmed.

WE RELY ON OUR DISTRIBUTORS AND SALES REPRESENTATIVES TO SELL MANY OF OUR PRODUCTS.

    We sell many of our products through distributors and sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. If some or all of our distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

OUR DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST OUR PRODUCTS INCREASES THE RISK THAT WE WILL NOT HAVE AN ADEQUATE SUPPLY OF PRODUCTS TO MEET DEMAND OR THAT OUR COST OF MATERIALS WILL BE HIGHER THAN EXPECTED.

    We depend on independent subcontractors for the assembly and testing of our products. Our reliance on these subcontractors involves the following significant risks:

    - reduced control over delivery schedules and quality;

    - the potential lack of adequate capacity during periods of excess demand;

    - difficulties selecting and integrating new subcontractors;

    - limited warranties on products supplied to us;

    - potential increases in prices due to capacity shortages and other factors; and

    - potential misappropriation of our intellectual property.

    These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

OUR RELIANCE UPON FOREIGN SUBCONTRACTORS EXPOSES US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    We use semiconductor assembly and test subcontractors throughout Asia for most of our products, and we intend to continue transferring our testing and shipping operations to offshore subcontractors. Our dependence on these subcontractors involves the following substantial risks:

    - political and economic instability;

    - disruption to air transportation from Asia; and

    - changes in tax laws, tariffs and freight rates.

    These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

OUR FOUNDRIES MAY EXPERIENCE LOW MANUFACTURING YIELDS.

    Manufacturing ICs is a highly complex and technologically-demanding process. Our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Low manufacturing yields have at times reduced, and may in the future reduce, our operating results.

PERIODS OF RAPID GROWTH AND EXPANSION COULD CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR LIMITED PERSONNEL AND OTHER RESOURCES.

    To manage our possible future growth effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate and manage our employees. In addition, the integration of past and future potential acquisitions and the evolution of our business plan will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to manage the growth and evolution of our current business effectively.

BECAUSE OUR COMMUNICATIONS ICS TYPICALLY HAVE LENGTHY SALES CYCLES, WE MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF SALES REVENUE.

    It usually takes more than 12 months for us to realize volume shipments of our communications ICs after we first contact a customer. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional three months or longer. As a result, a significant period of time may elapse between our sales efforts and our realization of revenue, if any, from volume purchasing of our communications products by our customers.

WE HAVE IN THE PAST AND MAY IN THE FUTURE MAKE ACQUISITIONS, WHICH WILL INVOLVE NUMEROUS RISKS. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ADDRESS THESE RISKS SUCCESSFULLY WITHOUT SUBSTANTIAL EXPENSE, DELAY OR OTHER OPERATIONAL OR FINANCIAL PROBLEMS.

    The risks involved with acquisitions include:

    - diversion of management's attention;

    - failure to retain key personnel;

    - amortization of acquired intangible assets;

    - customer dissatisfaction or performance problems with an acquired company;

    - the cost associated with acquisitions and the integration of acquired operations; and

    - assumption of unknown liabilities, or other unanticipated events or circumstances.

    We cannot assure you that we will be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY.

    Our ability to compete is affected by our ability to protect our proprietary information. We rely on a combination of patents, trademarks, copyrights, mask work registrations, trade secret laws, confidentiality procedures, and non-disclosure and licensing arrangements to protect our intellectual property. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology.

    More specifically, we cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processed or design around any patents that may be issued to us.

WE COULD BE HARMED BY LITIGATION INVOLVING PATENTS AND PROPRIETARY RIGHTS.

    As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We may be accused of infringing the intellectual property rights of third parties. Furthermore, we have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not harm our business.

    Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, or at all.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS BECAUSE WE RELY SUBSTANTIALLY ON FOREIGN CUSTOMERS.

    International sales accounted for 36.5% of revenues for the fiscal year 1999 and 35.1% of revenues for the nine months ended December 31, 1999. International sales may increase in future periods and may account for an increasing portion of our revenues. As a result, an increasing portion of our revenues may be subject to the following risks:

    - changes in regulatory requirements;

    - tariffs and other barriers;

    - timing and availability of export licenses;

    - political and economic instability;

    - difficulties in accounts receivable collections;

    - difficulties in staffing and managing foreign subsidiary and branch operations;

    - difficulties in managing distributors;

    - difficulties in obtaining governmental approvals for communications and other products;

    - limited intellectual property protection;

    - foreign currency exchange fluctuations;

    - the burden of complying with a wide variety of complex foreign laws and treaties; and

    - potentially adverse tax consequences.

    In addition, because sales of our products have been denominated to date primarily in United States Dollars (except in Japan, where we transact a portion of our business in Japanese Yen), increases in the value of the United States Dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country. Future international activity may result in increased foreign currency denominated sales. Furthermore, because some of our customer purchase orders and agreements are governed by foreign laws, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

OUR BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

    Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

OUR OPERATING EXPENSES ARE RELATIVELY FIXED, AND WE MAY ORDER MATERIALS IN ADVANCE OF ANTICIPATED CUSTOMER DEMAND. THEREFORE, WE HAVE LIMITED ABILITY TO REDUCE EXPENSES QUICKLY IN RESPONSE TO ANY REVENUE SHORTFALLS.

    We may experience revenue shortfalls for the following reasons:

    - significant pricing pressures that occur because of declines in average selling prices over the life of a product;

    - sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers and, in turn, harm our ability to meet our sales obligations;

    - the reduction, rescheduling or cancellation of customer orders.

    In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE OUR FACILITIES OR THOSE OF OUR SUPPLIERS.

    Our corporate headquarters in California are located near major earthquake faults which have experienced earthquakes in the past. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

OUR STOCK PRICE IS VOLATILE.

    The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

    - our anticipated or actual operating results;

    - announcements or introductions of new products;

    - technological innovations or setbacks by us or our competitors;

    - conditions in the communication and semiconductor markets;

    - the commencement of litigation;

    - changes in estimates of our performance by securities analysts;

    - announcements of merger or acquisition transactions; and

    - general economic and market conditions.

    In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may harm the market price of our common stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN CURRENCY FLUCTUATIONS. We are exposed to foreign currency fluctuations primarily through our operations in Japan. This exposure is the result of timing differences between incoming and outgoing cashflows denominated in foreign currency. Operational currency requirements are typically forecast for a three-month period. If there is a need to hedge this risk, we will enter into transactions to purchase or sell currency in the open market or enter into forward currency exchange contracts which are currently available under our bank lines of credit. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

    If our foreign operations forecasts are overstated or understated during periods of currency volatility, unanticipated currency gains or losses could be experienced. At the end of the third quarter of fiscal 2000, we did not have significant foreign currency denominated net assets or net liabilities positions and had foreign currency contracts outstanding to buy 10 million Japanese Yen, or approximately $95,000.

    INTEREST RATE SENSITIVITY. We maintain investment portfolio holdings of various issuers, types and maturity dates with various banks and investment banking institutions. We do not regularly hold investments with maturity dates beyond 90 days. The market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. This exposure is not hedged because a hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements. The short-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. This designation is reevaluated as of each balance sheet date. At December 31, 1999, short-term investments consisted of auction rate securities of $19.6 million. As of December 31, 1999, there were no significant differences between the fair market value and the underlying cost of such investments.

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

EXAR CORPORATION


By             /s/ Donald L. Ciffone, Jr.               Date: February 14, 2000
---------------------------------------------------
                 Donald L. Ciffone, Jr.
                 President
                 Chief Executive Officer



By               /s/ Ronald W. Guire                    Date: February 14, 2000
  -------------------------------------------------
                 Ronald W. Guire
                 Executive Vice President,
                 Chief Financial Officer,
                 Secretary

                                  EXHIBIT INDEX

Exhibit                                                              Page


27.0    Financial Data Schedule  ...................................... 26