Form 10-K
period 2000-03-31
EXAR CORP
filed 2000-06-22
CIK 753568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______

Commission File No. 0-14225

                                EXAR CORPORATION
             (Exact Name of registrant as specified in its charter)

         Delaware                                                94-1741481
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              (Identification No.)

48720 Kato Road, Fremont, CA                                       94538
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

Yes    X        No
    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2000 was $1,284,230,475 based on the last sales price reported for such date.

The number of shares outstanding of the Registrant's Common Stock was 18,679,716 as of May 31, 2000.

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

ITEM 1            BUSINESS

OVERVIEW

Exar Corporation ("Exar" or the "Company") designs, develops and markets high-performance, high-bandwidth mixed-signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company uses its high-speed, analog and mixed-signal design expertise, system-level knowledge and standard CMOS process technologies to offer integrated circuits, or ICs, for the communications markets that address asynchronous transmission standards, such as T/E carrier and ATM. The Company is leveraging this expertise to develop products based on optical transmission standards, such as SONET/SDH. Additionally, Exar provides solutions for the serial communications market as well as the video and imaging markets. Exar's major customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs.

INDUSTRY BACKGROUND

         Communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks of media, such as copper, coaxial and fiber optic cables. This evolution has been driven by large increases in the number of users and the complexity and variety of the data transmitted over networks, resulting from:

          - the substantial growth in the Internet and its transformation from a text-based medium to a multimedia platform containing pictures, video and sound;

          -   the growth of wireless communications; and

          - the increased demand for remote network access and higher speed, higher bandwidth communication between local area networks, or LANs, and wide area networks, or WANs.

         The majority of installed communications systems were designed to transmit only voice communications, and are therefore inadequate for the high-bandwidth transmission of both voice and data. As a result, new equipment is being deployed to augment existing transmission media and increase their bandwidth. Access to the public network is typically based on asynchronous technologies, such as T/E carrier over copper wire. The demand for greater bandwidth is driving a migration from lower-speed T1/E1 to higher-speed T3/E3 transmission rates. The T1/E1 standard permits the transmission of data at 1.5 Mbps/2.0 Mbps, and the T3/E3 standard permits the transmission of data at 45 Mbps/34 Mbps. The backbone of the public network is built on an optical fiber transmission medium that employs synchronous technologies such as SONET/SDH. Similar to the utilization of faster transmission rates over copper wire, SONET/SDH protocols such as OC-3 (155
Mbps) and OC-12 (622 Mbps) are being upgraded to OC-48 (2.5 Gbps) and OC-192 (10 Gbps) to increase the bandwidth over a single optical fiber.

         To address the evolving requirements of communications networks, OEMs must develop and introduce increasingly sophisticated systems at a rapid rate. To achieve the performance and functionality required of these systems, communications OEMs utilize increasingly complex communications ICs, which now account for a significant portion of the value-added proprietary content of these systems. As a result of the rapid pace of new equipment introductions, the proliferation of transmission standards, and the difficulty of designing and producing these ICs, equipment suppliers are increasingly outsourcing the design and production of the ICs incorporated into their systems.

         These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for high-speed communications. The worldwide T/E carrier IC market has experienced steady growth, and Dataquest estimates that it will reach $616 million by 2003. The ATM IC market is expected to grow at a compound annual growth rate of 28%, from $309 million in 1998 to nearly $1.1 billion in 2003, according to Dataquest. The SONET/SDH IC market reached $510 million in 1998, and Dataquest expects that it will grow at a compound annual growth rate of 22% to $922 million by 2002.

         The key ICs contained in a typical communications system include physical interface, access control, channel processor, bus interface and switch fabric devices. The physical interface device consists of a transmitter and receiver that, when integrated, is called a transceiver. Transceivers interface with the physical transmission media, such as copper wire or optical fiber. Most of these high-speed, mixed-signal ICs convert parallel digital inputs into a single analog bit stream that is up to 32 times faster than the original signal. Transceivers therefore serve as a bridge between analog transmission media and the digital devices that process data. Access control circuits are digital ICs that format, or frame, the data and perform error checking. The bus interface manages the transfer of data along numerous channels between elements, such as the channel processor and the switch fabric, which work together to shape, route and control the data.

         Because physical interface and access control ICs interface with the transmission media and are critical to increasing bandwidth, these ICs must offer high-speed and robust performance. Therefore, communications equipment OEMs seek IC suppliers that possess extensive analog and digital expertise to provide high-speed, mixed-signal solutions to bridge the analog physical world and the digital computing environment. This must be coupled with system-level expertise so that a supplier can quickly bring to market high-performance, highly-reliable ICs with optimal feature sets.

THE EXAR SOLUTION

         Exar designs, develops and markets high-performance, high-bandwidth mixed-signal ICs for use in the worldwide communications infrastructure. The Company's analog and mixed-signal design expertise, combined with its systems understanding, enables the Company to provide physical interface and access control solutions for WAN communications equipment. Exar currently offers ICs based upon the T/E carrier and ATM transmission standards and is leveraging its expertise to develop products based upon the SONET/SDH transmission standards. In addition, the Company provides solutions for the serial communications market and the video and imaging markets. Exar believes its products offer its customers the following benefits:

          - increased bandwidth through the integration of multiple channels on a single device;

          -   reduced system noise/jitter to improve data integrity;

          - reduced overall system cost through the integration of multiple functions on a single device; and

          - accelerated time to market by allowing them to focus on core competencies and outsource standards-based solutions.

Key elements of the Company's solution include:

LEADING ANALOG AND MIXED-SIGNAL DESIGN EXPERTISE. Exar has over 28 years of experience in developing analog and mixed-signal ICs. As a result, the Company has developed a significant base of knowledge in these areas and a library of design elements. For example, the Company believes that it has particularly strong expertise in the design of high-speed, low-jitter phase lock loops, which are key elements in Exar's mixed-signal transceiver products. As a result, Exar can provide its customers with products that typically exceed standard specifications and allow them flexibility in designing other parts of their systems.

BROAD PRODUCT OFFERINGS. Exar offers a variety of physical interface and access control products based upon the T1/E1, T3/E3 and ATM transmission standards. Exar is currently developing multiple channel products for each transmission standard enabling its customers to minimize board space and overall cost in multi-port applications. The Company is also developing products based upon SONET/SDH standards.

COMPREHENSIVE SOLUTIONS TO ENHANCE SYSTEM INTEGRATION. The combination of Exar's design and system level expertise allows it to provide a solution that encompasses hardware, software and applications support. Using its solutions, Exar believes that OEMs can efficiently integrate the Company's devices into their systems, better leverage their development resources and reduce their time to market.

COMPELLING PRICE/PERFORMANCE SOLUTIONS. The Company uses its systems expertise and its analog, digital and mixed-signal design techniques to architect high-performance products based on standard CMOS process technologies. Exar believes that these CMOS processes are proven, stable, predictable and able to meet the application speed and power/performance requirements at a lower price point than other semiconductor manufacturing processes.

STRATEGY

         Exar's objective is to be the leading provider of high-performance, high-bandwidth IC solutions for the worldwide communications infrastructure. To achieve this objective, Exar employs the following strategies:

FOCUS ON HIGH-GROWTH COMMUNICATIONS MARKETS. Exar targets high-growth communications markets, including T/E carrier, ATM and SONET/SDH. The Company has built substantial expertise in the areas of analog and mixed-signal design, systems architecture and applications support. Exar believes that the integration of these capabilities enables the Company to develop solutions addressing the high-bandwidth requirements of communications systems OEMs.

LEVERAGE ANALOG AND MIXED-SIGNAL DESIGN EXPERTISE TO PROVIDE INTEGRATED SYSTEM LEVEL SOLUTIONS. Utilizing Exar's strong analog and mixed-signal design expertise, the Company can integrate mixed-signal physical interface devices with digital access control devices. The Company is currently developing products that integrate transceivers with framers on a single IC and are exploring opportunities to integrate other functions. These configurations would enable OEMs to use less board space and reduce their overall system cost.

EXPAND THE COMPANY'S REVENUE CONTENT PER SYSTEM. Exar's analog and mixed signal design expertise has enabled the Company to build what it believes to be a technological lead and a strong market position in T3/E3 transceivers. The Company is leveraging this lead and its established customer relationships to capture design wins for its access control products, thereby increasing the Company's overall revenue content per system.

STRENGTHEN AND EXPAND STRATEGIC OEM RELATIONSHIPS. Exar's customer base includes Alcatel, Cisco, Lucent, Nokia and Tellabs. To promote the early adoption of its solutions, the Company actively seeks collaborative relationships with strategic OEMs during product development. The Company believes that OEMs recognize the value of its early involvement because designing their system products in parallel with the Company's development can accelerate their time to market. In addition, Exar believes that collaborative relationships help the Company to obtain early design wins and to reduce the risk of market acceptance of its new products.

LEVERAGE BROAD PRODUCT PORTFOLIO TO ACCELERATE COMMUNICATIONS PRODUCT DEVELOPMENT. Exar believes it has developed a strong presence in the serial communications market as well as the video and imaging markets, where the Company has leading industry customers, proven technological capabilities and a strong product portfolio. The Company's design expertise has enabled it to offer a diverse portfolio of both industry standard and proprietary universal asynchronous receiver transmitters, or UARTs. The Company also has established important customer relationships in Taiwan for its high-performance, low-power video products and continues to work closely with key customers such as Hewlett-Packard for its imaging products. Exar's sales to these markets provide the Company with resources to invest in and accelerate its communications product development.

USE STANDARD CMOS PROCESS TECHNOLOGIES TO PROVIDE COMPELLING PRICE/PERFORMANCE SOLUTIONS. Exar primarily designs its products to be manufactured using standard CMOS processes. The Company believes that these processes are proven, stable and predictable and benefit from the extensive semiconductor manufacturing infrastructure devoted to CMOS processes. Therefore, the Company believes that it can achieve a given level of performance at a lower cost than others employing alternative processes.

LEVERAGE FABLESS SEMICONDUCTOR MODEL. Exar has longstanding relationships with world-class third-party assembly, test and wafer foundries to manufacture the Company's ICs. The Company's fabless approach allows it to avoid substantial capital spending, obtain competitive pricing, reduce time to market, reduce technology and product risks, and facilitate the migration of the Company's products to new process technologies, which reduce costs and optimize performance. By leveraging the fabless model, Exar can focus on its core competencies of IC design and development.

PRODUCTS

         Exar designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for the worldwide communications infrastructure. The Company's current IC products for the communications market are designed to respond to the growing demand for high-speed networking equipment based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also designs, develops and markets IC products that address the needs of the serial communications market and the video and imaging markets. Exar uses its design methodologies to develop products ranging from application specific standard products, or ASSPs, designed for industry-wide applications, to semi-custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers' applications.

COMMUNICATIONS

         Exar's products for T/E carrier, ATM and SONET/SDH applications include high-speed analog, digital and mixed-signal physical interface and access control ICs. The physical interface ICs consist of a transmitter and receiver that, when integrated, is called a transceiver chip. Transceivers interface with the physical transmission media. Most of these high-speed, mixed-signal ICs convert parallel digital inputs into a single analog bit stream that is up to 32 times faster than the original signal. Access control circuits are digital circuits that format, or frame, the data and perform error checking. The figure below illustrates where the Company products are employed within WAN equipment.

                TYPES OF COMMUNICATIONS ICs USED IN WAN EQUIPMENT

                                 [GRAPHIC]

Exar's communications products include transmitters and receivers, transceivers, framers, ATM user network interfaces, or ATM UNIs, a jitter attenuator and an M13 multiplexer. These products are used in SONET/SDH multiplexers, private branch exchanges (PBX), central office switches and digital cross connects. The Company introduced in early 1999 and began volume production in October 1999 its second generation physical interface solution, an integrated single chip transceiver. Subsequently, the Company announced a dual channel and triple channel version of this transceiver that meets the same performance levels while requiring less board space and lower overall power in multi-port applications. The Company recently introduced its integrated, single IC jitter attenuator, a proprietary solution that allows OEMs to meet difficult jitter tolerance specifications while reducing overall system costs. Exar's access control products include framers, ATM UNIs and an M13 multiplexer. These newer products are achieving greater market acceptance as Exar's strong transceiver products have allowed it to compete for adjacent component opportunities. The Company also supplies a family of V.35 transceiver and multiprotocol products used for high-speed data transmission, primarily in networking equipment such as routers and bridges.

         The following table describes some of the Company's key communications products:


------------------------------------------------------------------------------------------------------------------------------------
                       PRODUCT DESCRIPTION                                                   APPLICATIONS
------------------------------------------------------------------------------------------------------------------------------------
T3/E3/STS-1 1-channel/2-channel transceiver and
   T3/E3/STS-1 1-channel receiver and transmitter                  SONET/SDH multiplexers and digital cross connects
------------------------------------------------------------------------------------------------------------------------------------
T3/E3 jitter attenuator                                            Multiplexers, switches and digital cross connects
------------------------------------------------------------------------------------------------------------------------------------
T3/E3 M13 multiplexer                                              Multiplexers, frame relay and Internet access switches
------------------------------------------------------------------------------------------------------------------------------------
T3/E3 framer                                                       Multiplexers and digital cross connects
------------------------------------------------------------------------------------------------------------------------------------
T3/E3 ATM UNIs                                                     ATM switches/routers/hubs
------------------------------------------------------------------------------------------------------------------------------------
4-channel E1 transceiver and framer                                Routers, Internet access equipment, frame relay and ATM
                                                                     switches/routers/hubs
------------------------------------------------------------------------------------------------------------------------------------
Multi-channel E1 transceivers                                      Multiplexers, frame relay and ATM switches/routers/hubs
------------------------------------------------------------------------------------------------------------------------------------
T1/E1 clock adaptors                                               Frame relay access devices and remote access servers
------------------------------------------------------------------------------------------------------------------------------------
Multiprotocol serial interface                                     Multiplexers, access equipment and routers
------------------------------------------------------------------------------------------------------------------------------------
V.35 serial interface                                              Multiplexers, access equipment and routers
------------------------------------------------------------------------------------------------------------------------------------

         The Company expects to introduce a number of new communications ICs in the current fiscal year to provide an expanded line of T/E carrier products as well as SONET/SDH products. The T/E carrier products are expected to include multi-channel transceivers, framers and ATM UNIs. SONET/SDH product introductions are expected to start at the OC-48 (2.5 Gbps) rate, and subsequently introduce OC-3 (155 Mbps) and OC-12 (622 Mbps) products.

SERIAL COMMUNICATIONS

         UARTs convert data streams from parallel to serial, enabling a serial data stream to communicate with a central processing unit, or CPU. Exar sells its UART products to the remote access, data collection, industrial automation and handheld/mobile markets. Many of these products include high performance features, such as automated flow control and large First-In First-Out, or FIFO, buffers. The Company has designed a highly integrated quad, or four channel, UART with FIFO circuitry, which the Company believes is the de facto industry standard for quad FIFO UARTs used in multi-channel networking applications.

         The following table describes the Company's key serial communications products:


------------------------------------------------------------------------------------------------------------------------------------
                       PRODUCT DESCRIPTION                                                   APPLICATIONS
------------------------------------------------------------------------------------------------------------------------------------
8-channel PCI UART with 64 byte FIFO                               PCI interface for network control management
------------------------------------------------------------------------------------------------------------------------------------
8-channel UART with 64 byte FIFO                                   Network management, remote access servers and point of
                                                                   sale systems
------------------------------------------------------------------------------------------------------------------------------------
Single/Dual/Quad channel UART with 128 byte FIFO                   Process control systems
------------------------------------------------------------------------------------------------------------------------------------
Single/Quad channel UART with 64 byte FIFO                         Personal digital assistants and GPS
------------------------------------------------------------------------------------------------------------------------------------
Single/Dual/Quad channel UART with 16 byte FIFO                    Hub management, high-speed modems and PC I/O cards
------------------------------------------------------------------------------------------------------------------------------------

Dual channel UART with 8 byte FIFO                                 Process control systems, switches and serial port equipment
------------------------------------------------------------------------------------------------------------------------------------
Dual channel UART with 16 byte FIFO                                Process control systems, switches and serial port equipment
------------------------------------------------------------------------------------------------------------------------------------
Dual channel UART                                                  Serial port equipment
------------------------------------------------------------------------------------------------------------------------------------

         During the current fiscal year, the Company expects to expand its family of PCI multi-channel UARTs to include quad channel as well as dual channel devices.

VIDEO AND IMAGING

         The video market is composed of several segments, including digital still cameras, or DSCs, PC video cameras, security cameras, camcorders and digital camcorders. Among these applications, one of the fastest growing segments is DSCs, which Dataquest forecasts will grow from 6.2 million units in 1999 to 13.0 million units in 2003. To create images that are more comparable to film cameras and include features such as steady-shot and digital zoom, DSCs and digital camcorders are requiring higher resolution and higher speed data acquisition subsystems, also known as analog front ends, or AFEs, and analog-to-digital converters, or ADCs.

         Exar supplies high-performance ADCs and integrated AFEs for products such as DSCs, digital copiers, scanners and multifunctional peripherals, or MFPs, which incorporate scanning, faxing and copying functions in a single integrated system. The Company uses advanced design techniques and process technologies to integrate low-power converter architectures with surrounding analog functions, reducing total system cost.

         The following table describes some of the Company's key video and imaging products:


----------------------------------------------------------------------------------------------------------------------------------
                       PRODUCT DESCRIPTION                                                   APPLICATIONS
----------------------------------------------------------------------------------------------------------------------------------
10bit/18 or 27 Msps AFEs                                           DSCs, camcorders and video conferencing
----------------------------------------------------------------------------------------------------------------------------------
3-channel 12, 14 or 16bit/6 or 12 Msps AFEs                        Scanners, MFPs and digital color copiers
----------------------------------------------------------------------------------------------------------------------------------
10bit/20 or 40 Msps ADC                                            High-end DSCs and broadcast video
----------------------------------------------------------------------------------------------------------------------------------
8bit/6 Msps ADC                                                    Video boards, scanners and battery powered devices
----------------------------------------------------------------------------------------------------------------------------------
8, 10 or 12 bit serial input DAC (digital-to-analog converter)     Voltage control and power control for wireless equipment
----------------------------------------------------------------------------------------------------------------------------------


         During the current fiscal year, the Company plans to focus its product development efforts on video applications, specifically for DSCs and digital camcorders. These applications require higher resolution and speed. Key planned product introductions include 12bit/24 Msps and 10bit/45 Msps AFEs in single and dual channel configurations.

SALES AND CUSTOMERS

         Exar markets its products in the United States through 25 independent sales representatives and four independent, non-exclusive distributors, as well as through the Company's own direct sales force. The Company currently has sales support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles and Fremont. The Company is represented internationally by 26 sales representatives and distributors. In addition, the Company is represented in Europe by its wholly-owned subsidiaries, Exar Ltd. and Exar SARL, and in the Asia/Pacific Region by its wholly-owned subsidiaries, Exar Japan and Exar Taiwan.

Some of the Company's larger customers include the following:

------------------------------------------------------------------------------------------------------------------
             COMMUNICATIONS                       SERIAL COMMUNICATIONS                      VIDEO AND IMAGING
------------------------------------------------------------------------------------------------------------------
-  Alcatel Alsthom S.A.                     - Cisco Systems, Inc.                - Eastman Kodak Company
-  Cisco Systems, Inc.                      - Digi International, Inc.           - Hewlett-Packard Company
-  Lucent Technologies, Inc.                - LM Ericsson Telephone Co.          - Hitachi, Ltd.
-  Marconi Communications Plc.              - Pitney Bowes, Inc.                 - Logitech International S.A.
-  Nokia Corporation                        - Symbol Technologies, Inc.          - Microtek International, Inc.
-  Tellabs, Inc.                                                                 - NEC Corporation
                                                                                 - Pretek Electronics Corp.
------------------------------------------------------------------------------------------------------------------

         Through the fiscal year ended March 31, 2000, no single customer accounted for more than 10% of the Company's sales.


MANUFACTURING

         Exar outsources all of its fabrication and assembly, as well as the majority of its testing operations. This fabless manufacturing model allows the Company to focus on its core competencies of product design and development.

         The Company uses world-class independent wafer foundries, such as Chartered Semiconductor Manufacturing, or Chartered, and Taiwan Semiconductor Manufacturing Company, or TSMC. Chartered and TSMC manufacture all of the Company's CMOS products. Rohm Co. Ltd. manufactures all of the Company's Bipolar products and Chartered manufactures most of the Company's BiCMOS products. The Company does not have long term supply agreements with Chartered or TSMC. The Company's supply agreement with Rohm expires in 2006. The majority of the Company's current products are implemented in standard CMOS. The Company uses CMOS manufacturing processes to take advantage of that technology's lower power consumption, cost-effectiveness, foundry availability and ever-increasing speed. Currently, most of the Company's new product development is being implemented in CMOS.

         Wafers are usually shipped to the Company's subcontractors in Asia for wafer test and assembly, where they are cut into individual die and packaged. Most of the Company's assembly work is performed by independent contractors in Hong Kong, Indonesia, the Philippines and Japan. Following assembly, final test and quality assurance is performed either at the Company's Fremont, California facility or at its subcontractors' facilities in Asia. The Company conducts electrical testing of both wafers and packaged ICs. The combination of various functions makes the test process for analog and mixed-signal devices particularly difficult. Test operations require the programming, maintenance and use of sophisticated computer-based test systems and complex automatic handling systems.

         RESEARCH AND DEVELOPMENT

         Exar believes that the continued introduction of new products in its target markets is essential to its growth. As of March 31, 2000, the Company's research and development staff consisted of 110 employees, 60 of whom hold advanced engineering degrees. The Company has successfully recruited 24 engineers during the fiscal year ended March 31, 2000, while experiencing minimal attrition. Over the next year, EXAR will seek to significantly increase the Company's engineering headcount to add more design and application personnel. In the fiscal year ended March 31, 2000, the Company's communications research and development spending increased 59.4% over the previous fiscal year. To support its growth, Exar intends to continue spending approximately 20% of revenue on research and development activities.

COMPETITION

         The semiconductor industry is intensely competitive and is characterized by rapid technological change and a history of price reduction as production efficiencies are achieved in successive generations of products. Although the market for analog and mixed-signal integrated circuits is generally characterized by longer product life cycles and less dramatic price reductions than the market for digital integrated circuits, the Company faces substantial competition in each market in which the Company participates. Competition in the Company's markets is based principally on technical innovation, product features, timely introduction of new products, quality and reliability, performance, price, technical support and service. The Company believes that it competes favorably in all of these areas.

         Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company's communications products include Conexant, PMC-Sierra and TranSwitch. In addition, the expansion of the Company's communications product portfolio may in the future bring it into competition with other established communications IC companies, such as Applied Micro Circuits Corp. and Vitesse. Competitors in the Company's other markets include Analog Devices, Philips and Texas Instruments.

BACKLOG

         Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment occurring primarily during the succeeding six months.

At March 31, 2000, Exar's backlog was approximately $20.6 million, compared with $12.4 million at March 31, 1999. The increase in the Company's backlog was primarily due to the growth in orders for communication devices.

Sales are made pursuant to purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Lead times for the release of purchase orders depend upon the scheduling practices of the individual customer, and the rate of bookings varies from month to month. In addition, Exar's distributor agreements generally permit the return of up to 10% of the purchases annually for purposes of stock rotation and also provide for credits to distributors in the event Exar reduces the price of any product. Because of the possibility of changes in delivery schedules, quantity actually purchased, cancellations of orders, distributor returns or price reductions, Exar's backlog as of any particular date may not be representative of actual sales for any succeeding period. Customers can cancel a significant portion of their backlog at their discretion without substantial penalty.

INTELLECTUAL PROPERTY RIGHTS

         The Company has 71 patents issued and 17 patent applications pending in the U.S. The Company has 10 patents issued and 24 patent applications pending in various foreign countries. None of the Company's domestic and foreign patents that have been issued will expire in the near future unless the Company chooses not to pay renewal fees. To protect the Company's intellectual property, the Company also relies on a combination of mask work registrations, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements. The Company has also entered into license agreements from time to time to gain access to externally developed products or technologies.

         There can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. Furthermore, there can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages, or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products, or design around any patents that may be issued to the Company.

         The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that the Company's products do not infringe any patents or proprietary rights of third parties. From time to time, the Company receives communications from third parties alleging patent infringement. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling the Company's products or could be required to obtain licenses from the owners of these patents or be required to redesign the Company's products to avoid infringement. The Company cannot assure you that licenses would be available to the Company on acceptable terms, or at all, or that the Company would be successful in any attempts to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign the Company's products could harm its business.

EMPLOYEES

         As of March 31, 2000, the Company employed 276 full-time employees, with 46 in administration, 110 in engineering and product development, 45 in operations and 75 in marketing and sales. Of the 110 engineering and product development employees, 60 hold advanced degrees. The Company's ability to attract, motivate and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes its employee relations are good.

FACILITIES

         Exar's executive offices, marketing and sales, research and development and engineering operations are located in Fremont, California in two buildings that the Company owns consisting of approximately 151,000 square feet. The Company also owns approximately 5.3 acres of undeveloped property adjacent to its headquarters, which is presently being held for future office expansion. The Company leases additional space for sales offices in Foxboro, Massachusetts; Atlanta, Georgia; Plano, Texas; Palatine, Illinois; Irvine, California; Kawasaki, Japan; Velizy, France; East Sussex, England; Remseck and Munich, Germany; and Taipei, Taiwan.

                                   MANAGEMENT

         The names of the Company's executive officers and directors, and their ages as of March 31, 2000, are as follows:

NAME                                       AGE                                     POSITION
----                                       ---                                     --------
Donald L. Ciffone, Jr...................    44  Chief Executive Officer, President and Director
Michael Class...........................    42  Vice President, Worldwide Sales
Roubik Gregorian........................    50  Chief Technology Officer, Senior Vice President/General Manager,
                                                Communications Division
Ronald W. Guire.........................    51  Executive Vice President, Chief Financial Officer, Secretary and Director
Susan J. Hardman........................    38  Vice President, Corporate Marketing
Thomas W. Jones.........................    52  Vice President, Reliability and Quality Assurance
Thomas R. Melendrez.....................    46  Corporate Vice President, General Counsel
Stephen W. Michael......................    53  Vice President, Operations Division
John Sramek.............................    49  Vice President and General Manager, Video and Imaging Division
Raimon L. Conlisk.......................    77  Chairman of the Board of Directors
Frank P. Carrubba.......................    62  Director
James E. Dykes..........................    62  Director
Richard Previte.........................    65  Director

         DONALD L. CIFFONE, JR. joined Exar as Chief Executive Officer and President in October 1996 and was appointed director at that time. From August 1996 to October 1996, Mr. Ciffone was Executive Vice President of Toshiba America, the U.S. semiconductor subsidiary of Toshiba Semiconductor. Prior to joining Toshiba, he served from 1991 to 1996 in a variety of senior management positions at VLSI Technology, Inc. From 1978 to 1991, Mr. Ciffone held a variety of marketing and operations positions at National Semiconductor, Inc. Mr. Ciffone holds an M.B.A. from the University of Santa Clara.

         MICHAEL CLASS joined Exar as Director of Western Area Sales in 1996. In January 1998, he was promoted to the position of Vice President, North American/European Sales and was promoted to Vice President, Worldwide Sales in July, 1999. Mr. Class has over 20 years of experience in the semiconductor industry, most recently with IC Works, Inc. as Area Sales Manager for Western U.S. and Canada. Prior to joining IC Works, Mr. Class held various sales management positions with Intel Corporation and VLSI from 1979 to 1995. He holds a B.S. in Electrical Engineering from Lehigh University and an M.B.A. from LaSalle University.

         ROUBIK GREGORIAN joined Exar in March 1995 as Vice President, Startech Division, when the Company acquired Startech Semiconductor, Inc., where he served as President. He was appointed Chief Technology Officer and Vice President of the Communications Division in June 1996, and to his current position as Chief Technology Officer, Senior Vice President/General Manager, Communications Division, in June 1998. Prior to joining Startech in 1994, Dr. Gregorian was Vice President of Research and Development and Chief Technology Officer for Sierra Semiconductor, Inc. Dr. Gregorian has been issued 16 patents and received his M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as an M.S.E.E. from Tehran University.

         RONALD W. GUIRE joined Exar in July 1984 and has been a director since June 1985. He has served as Chief Financial Officer since May 1985 and Executive Vice President since July 1995. Mr. Guire is also Chairman of the Board of Xetel Corporation, an electronics contract manufacturer. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from 1979 until he joined Exar in July 1984. Mr. Guire holds a B.S. in Accounting from California College of Commerce.

         SUSAN J. HARDMAN joined Exar in February 1997 and became Vice President, Corporate Marketing in February 2000. Prior to this position, she served as Senior Director of Business Development as well as Director of Marketing for the Company's communication products. Ms. Hardman has over 16 years experience in the semiconductor industry. From 1989 to 1997, Ms. Hardman was with VLSI in a variety of management positions, most recently as Director of Product Marketing for

VLSI's networking products division. From 1983 to 1989, she was with Motorola holding a variety of engineering roles. Ms. Hardman holds a B.S. in Chemical Engineering from Purdue University and an M.B.A. from the University of Phoenix.

         THOMAS W. JONES joined Exar as Director of Total Quality Management in October 1992 and became Director of Reliability and Quality Assurance in November 1992. He was promoted to his current position of Vice President, Reliability and Quality Assurance in July 1995. Mr. Jones has over 30 years of industry experience, most recently with LSI Logic, Inc., as Director of Quality Assurance. Mr. Jones joined LSI in September 1990. In December 1989, Mr. Jones joined Elcon Products International as Director of Manufacturing. From 1970 to December 1989, he was with Siliconix, where he held various management positions including Director of Operations and Director of Quality and Reliability. Mr. Jones holds a B.S.E.E. equivalent degree from Port Talbot College of Technology.

         THOMAS R. MELENDREZ joined Exar in April 1986 as Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, Mr. Melendrez was promoted to his current position of Corporate Vice President, General Counsel. Mr. Melendrez has over 20 years legal experience in the semiconductor and related industries. He received a B.A. from the University of Notre Dame and a J.D. from the University of San Francisco.

         STEPHEN W. MICHAEL joined Exar as Vice President New Market Development in September 1992. In July 1995, he was appointed to his current position of Vice President, Operations Division. Mr. Michael has over 20 years of semiconductor industry experience, most recently as Vice President and General Manager, Analog and Custom Products with Catalyst Semiconductor. He joined Catalyst in 1987 and served in various senior positions.

         JOHN SRAMEK joined Exar as Group Manager for the Micro Power Business Unit in June of 1994 and served in a variety of senior marketing positions until his promotion to his current position as Vice President, Video and Imaging Division, in February 1998. Mr. Sramek has over 20 years of experience in sales and product marketing in the semiconductor industry with a variety of companies including Micro Power Systems, Inc., Harris Semiconductor and Genrad Inc. Mr. Sramek holds a B.A. in English Literature and a B.S. in Electrical Engineering from Bucknell University and an M.B.A. from the University of Santa Clara.

         RAIMON L. CONLISK joined Exar as a director in August 1985, was appointed Vice Chairman of the Board in August 1990, and was appointed Chairman of the Board in April 1995. Mr. Conlisk has also served as a director since 1991 and was appointed Chairman of the Board in December 1997 of SBE, Inc., a manufacturer of communications and computer products. From 1977 to 1999, Mr. Conlisk was President of Conlisk Associates, a management consulting firm serving high-technology companies in the United States and foreign countries. From 1991 to 1998, Mr. Conlisk served as a director of Xetel Corporation, a contract manufacturer of electronic equipment. Mr. Conlisk was also President from 1984 to 1989, a director from 1970 and Chairman from 1989 until retirement in June 1990, of Quantic Industries, Inc., a privately held manufacturer of electronic systems. From 1970 to 1973 and from 1987 to 1990, Mr. Conlisk served as a director of the American Electronics Association.

         FRANK P. CARRUBBA joined Exar as a director in August 1998. Dr. Carrubba served as Executive Vice President and Chief Technical Officer of Royal Philips Electronics, headquartered in Eindhoven, the Netherlands, from 1991 to 1997. From 1982 to 1991, Dr. Carrubba was with the Hewlett-Packard Company, where he was a member of the Group Management Committee and was Director of H-P Laboratories. Prior to joining Hewlett-Packard, he spent 22 years as a member of the technical staff at IBM Corporation's Thomas J. Watson Research Laboratory in Yorktown Heights, New York. Dr. Carrubba was one of the original designers of RISC Architecture, for which he was named Inventor of the Year in 1992. Dr. Carrubba is also a Director of Coherent, Inc., a developer and manufacturer of lasers, laser systems and precision optics.

         JAMES E. DYKES joined Exar as a director in May 1994. Mr. Dykes served as President and CEO of the Signetics division of North American Philips Corporation, a manufacturer of industrial and consumer electronics, from 1989 to 1993 and, from 1987 to 1988, as President and CEO of TSMC, a semiconductor foundry in Taiwan. Prior to joining TSMC, Mr. Dykes held various management positions with other semiconductor and related companies, including General Electric Company, a diversified international manufacturer of defense, electrical and other products, and Harris Semiconductor, Inc., a manufacturer of integrated circuits. From August 1994 to June 1997, Mr. Dykes served as President and Chief Operating Officer of Intellon Corp., a wireless network communications company. From July 1997 to July 1998, Mr. Dykes served as

Executive Vice President, Corporate Development of the Thomas Group, Inc., a management services company. Mr. Dykes is also a director of the Thomas Group Inc., Cree Research, Inc., a developer of blue light-emitting diodes, and Thesus Logic, Inc., a privately held semiconductor company.

         RICHARD PREVITE joined Exar as a director in October 1999. Mr. Previte is Chief Executive Officer and Chairman of the Board of Directors of marketFusion. He was a director from 1990 to April 2000 and Vice Chairman from 1999 to April 2000 of the Board of Directors of Advanced Micro Devices, or AMD. Additionally, Mr. Previte served as Chairman of the Board from 1997 to June 1999, and acted as Chief Executive Officer from February 1999 to June 1999 of Vantis Corporation, a subsidiary of AMD. Mr. Previte served as President of AMD from 1990 to 1999, Executive Vice President and Chief Operating Officer from 1989 to 1990 and Chief Financial Officer and Treasurer from 1969 to 1989.

RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission, you should consider the following factors in evaluating the Company and its business. If any of the following risks actually occur, the Company's business could be harmed. This could cause the price of EXAR's stock to decline. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statement.

THE COMPANY'S OPERATING RESULTS FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL.

         The Company's operating results fluctuate significantly. Some of the factors that affect the Company's quarterly and annual results, many of which are difficult to control or predict, are:

      -    the reduction, rescheduling or cancellation of orders by customers;

      - fluctuations in the timing and amount of customer requests for product shipments;

      - fluctuations in the manufacturing output, yields and inventory levels of the Company's suppliers;

      -    changes in the mix of products that the Company's customers purchase;

      -    the Company's ability to introduce new products on a timely basis;

      - the announcement or introduction of products by the Company's competitors;

      -    the availability of third-party foundry capacity and raw materials;

      -    competitive pressures on selling prices;

      - the amounts and timing of costs associated with product warranties and returns;

      -    the amounts and timing of investments in research and development;

      -    market acceptance of the Company's products;


      - costs associated with acquisitions and the integration of acquired operations;

      - the ability of the Company's customers to obtain components from their other suppliers;

      - general conditions in the communications and semiconductor industries;

      -    fluctuations in interest rates; and

      -    general economic conditions.

THE COMPANY'S MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE; THEREFORE, THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

         The markets for the Company's products are characterized by:

      -    rapidly changing technologies;

      -    changing customer needs;

      -    frequent new product introductions and enhancements;

      -    increased integration with other functions; and

      -    rapid product obsolescence.

         To develop new products for the Company's target markets, the Company must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand its technical and design expertise. In addition, the Company must have its products designed into its customers' future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

         In addition, products for communications applications are based on continually evolving industry standards. The Company's ability to compete will depend on its ability to identify and ensure compliance with these industry standards. As a result, the Company could be required to invest significant time and effort and to incur significant expense to redesign its products to ensure compliance with relevant standards.

The Company cannot assure you that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. The Company's pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm its operating results.

THE COMPANY'S FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF ITS KEY ENGINEERING AND MANAGEMENT PERSONNEL AND ITS ABILITY TO IDENTIFY, HIRE AND RETAIN ADDITIONAL PERSONNEL.

         There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of new communications ICs. Competition is especially intense in the Silicon Valley, where the Company's corporate headquarters is located. The Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business or to replace engineers or other qualified personnel who may leave it's employ in the future. The Company's anticipated growth is expected to place increased demands on its resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key engineers or other technical and management personnel could harm its business.

THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES TO MANUFACTURE ITS ICS.

The Company does not own or operate a semiconductor fabrication facility. Most of its products are based on CMOS processes. Although two foundries manufacture its products based on CMOS processes, most are manufactured at a single foundry. In addition, one foundry manufactures most of the Company's BiCMOS products. The Company does not have long-term wafer supply agreements with its CMOS foundries that guarantee wafer or product quantities, prices, delivery or lead times, as its CMOS foundries manufacture its products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements; however, the ability of each foundry to provide wafers to the Company is limited by the foundry's available capacity. Therefore, the Company's CMOS foundries could choose to prioritize capacity for other customers or reduce or eliminate deliveries to it on short notice. Accordingly, the Company cannot be certain that these foundries will allocate sufficient capacity to satisfy its requirements. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company's reliance on third-party foundries include:

      -    the lack of control over delivery schedules;

      - the unavailability of, or delays in obtaining access to, key process technologies;

      - limited control over quality assurance, manufacturing yields and production costs; and

      -    potential misappropriation of the Company's intellectual property.

         The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to the following:

      -    a sudden demand for semiconductor devices;

      - a manufacturing disruption experienced by one or more of the Company's foundries or sudden reduction or elimination of any existing source or sources of semiconductor devices;

      - time required to identify or qualify alternative manufacturing sources for existing or new products; or

      - failure of the Company's suppliers to obtain the raw materials and equipment used in the production of its ICs.

TO SECURE FOUNDRY CAPACITY, THE COMPANY MAY BE REQUIRED TO ENTER INTO FINANCIAL AND OTHER ARRANGEMENTS WITH FOUNDRIES, AND SUCH AGREEMENTS MAY RESULT IN THE DILUTION OF ITS EARNINGS OR THE OWNERSHIP OF ITS STOCKHOLDERS OR OTHERWISE HARM ITS OPERATING RESULTS.

         Allocation of a foundry's manufacturing capacity may be influenced by a customer's size or the existence of a long-term agreement with the foundry. To address foundry capacity constraints, the Company and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or "take or pay" contracts that commit a company to purchase specified quantities of wafers over extended periods. While the Company is not currently a party to any of these arrangements, it may decide to enter into these arrangements in the future. The Company cannot be sure, however, that these arrangements will be available to it on acceptable terms, if at all. Any of these arrangements could require the Company to commit substantial capital and, accordingly, could require it to obtain additional debt or equity financing. This could result in the dilution of its earnings or the ownership of its stockholders or otherwise harm its operating results.

IF THE COMPANY'S FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET ITS DEMANDS, OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE ITS PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS.

The Company's wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry will cease production on an older or lower-volume process that it uses to produce its parts. Additionally, the Company cannot be certain its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of its products is based. Each of these events could increase the Company's costs and harm its ability to deliver its products on time.

THE MARKETS IN WHICH THE COMPANY PARTICIPATES ARE INTENSELY COMPETITIVE.

The Company's target markets are intensely competitive. The Company's ability to compete successfully in its target markets depends on the following factors:

      -    designing new products that implement new technologies;

      - subcontracting the manufacture of new products and delivering them in a timely manner;

      -    product quality and reliability;

      -    technical support and service;

      -    timely product introduction;

      -    product performance;

      -    product features;

      -    price;

      -    end-user acceptance of the Company's customers' products;

      -    compliance with evolving standards; and

      -    market acceptance of competitors' products.

         In addition, the Company's competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower-cost or higher-performance alternatives to its products. The introduction of new products by the Company's competitors or customers could render the Company's existing and future products obsolete or unmarketable. In addition, the Company's competitors and customers may introduce products that integrate the functions performed by its ICs on a single IC, thus eliminating the need for the Company's products.

         Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company's communications products include Conexant Systems Inc., PMC-Sierra, Inc. and TranSwitch Corporation. In addition, the expansion of the Company's communications product portfolio may in the future bring it into competition with other established communications IC companies, such as Applied Micro Circuits Corp. and Vitesse Semiconductor Corporation. Competitors in the Company's other markets include Analog Devices Incorporated, Philips Electronics and Texas Instruments Incorporated. Many of the Company's competitors have greater financial, technical and management resources than the Company does. Some of these competitors may be able to sell their products at prices below which it would be profitable for the Company to sell its products.

IF THE COMPANY IS UNABLE TO FURTHER PENETRATE THE MARKETS FOR COMMUNICATIONS ICS, OR IF THESE MARKETS FAIL TO GROW AS EXPECTED, ITS REVENUES COULD STOP GROWING AND MAY DECLINE.

         A significant portion of the Company's revenues in recent periods has been, and is expected to continue to be, derived from sales of communications ICs, particularly products based on the T/E carrier and ATM transmission standards. In order for the Company to be successful, it must continue to penetrate these markets. Furthermore, if these markets fail to grow as expected, the Company's business could be harmed.

THE COMPANY EXPECTS THAT REVENUES CURRENTLY DERIVED FROM NON-COMMUNICATIONS PRODUCTS WILL DECLINE IN FUTURE PERIODS, AND ITS BUSINESS WILL BE HARMED IF ITS COMMUNICATIONS PRODUCTS FAIL TO COMPENSATE FOR THIS DECLINE.

The Company does not intend to increase its funding of development efforts relating to its video and imaging and other non-communications products, and as a result revenues from these products may decline in future periods. In addition, the markets for these products are subject to extreme price competition, and the Company may not be able to reduce its costs in response to declining average selling prices. Even if the Company reduces its costs, its customers in these markets may not purchase these products. Moreover, these markets may decrease in size in the future. If the Company's communications products fail to compensate for any revenue shortfall, its business could be harmed.

THE COMPANY'S DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST ITS PRODUCTS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER MATERIALS COSTS.

The Company depends on independent subcontractors for the assembly and testing of its products. The Company's reliance on these subcontractors involves the following significant risks:

      -    reduced control over delivery schedules and quality;

      - the potential lack of adequate capacity during periods of excess demand;

      -    difficulties selecting and integrating new subcontractors;

      -    limited warranties on products supplied to the Company;

      - potential increases in prices due to capacity shortages and other factors; and

      -    potential misappropriation of the Company's intellectual property.

         These risks may lead to delayed product delivery or increased costs, which would harm the Company's profitability and customer relationships.

THE COMPANY'S RELIANCE UPON FOREIGN SUPPLIERS EXPOSES IT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia for most of its products. The Company intends to continue transferring its testing and shipping operations to foreign subcontractors. The Company's dependence on these subcontractors involves the following substantial risks:

      -    political and economic instability;

      -    disruption to air transportation from Asia;

      -    changes in tax laws, tariffs and freight rates; and

      -    compliance with local or foreign regulatory reguirements.

         These risks may lead to delayed product delivery or increased costs, which would harm the Company's profitability and customer relationships.

THE COMPANY'S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS.

         International sales accounted for 32.8% and 36.5% of net sales for fiscal years 2000 and 1999, respectively. International sales may account for an increasing portion of the Company's revenues, which would subject it to the following risks:

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

      - the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

      -    potentially adverse tax consequences.

         In addition, because sales of the Company's products have been denominated to date primarily in United States Dollars (except in Japan, where the Company transacts a portion of its business in Japanese Yen), increases in the value of the United States Dollar could increase the relative price of the Company's products so that they become more expensive to customers in the local currency of a particular country. Future international activity may result in increased foreign currency denominated sales. Furthermore, because some of the Company's customer purchase orders and agreements are governed by foreign laws, the Company may be limited in its ability to enforce its rights under these agreements and to collect damages, if awarded.

THE COMPANY RELIES ON ITS DISTRIBUTORS AND SALES REPRESENTATIVES TO SELL MANY OF ITS PRODUCTS.

The Company sells many of its products through distributors and sales representatives. The Company's distributors and sales representatives could reduce or discontinue sales of its products. They may not devote the resources necessary to sell the Company's products in the volumes and within the time frames that it expects. In addition, the Company depends upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. The Company believes that its success will continue to depend upon these distributors and sales representatives. If some or all of the Company's distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell its products, the Company's business could be harmed.

BECAUSE THE COMPANY'S COMMUNICATIONS ICS TYPICALLY HAVE LENGTHY SALES CYCLES, THE COMPANY MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF SALES REVENUE.

         Due to the communications IC product cycle, it usually takes the Company more than 12 months to realize volume shipments after it first contacts a customer. The Company first works with customers to achieve a design win, which may take nine months or longer. The Company's customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional three months or longer. As a result, a significant period of time may elapse between the Company's research and development efforts and its realization of revenue, if any, from volume purchasing of the Company's communications products by its customers.

THE COMPANY'S BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

         Due to possible customer changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of the Company's backlog to result in future revenue, could harm the Company's business.

THE COMPANY'S OPERATING EXPENSES ARE RELATIVELY FIXED, AND IT MAY ORDER MATERIALS IN ADVANCE OF ANTICIPATED CUSTOMER DEMAND. THEREFORE, THE COMPANY HAS LIMITED ABILITY TO REDUCE EXPENSES QUICKLY IN RESPONSE TO ANY REVENUE SHORTFALLS.

         The Company's operating expenses are relatively fixed, and, therefore, it has limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, the Company's operating results will be harmed if its revenues do not meet its revenue projections. The Company may experience revenue shortfalls for the following reasons:

      - significant pricing pressures that occur because of declines in average selling prices over the life of a product;

      - sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead the Company's suppliers to allocate available supplies or capacity to other customers and, in turn, harm the Company's ability to meet its sales obligations; and

      -    the reduction, rescheduling or cancellation of customer orders.

         In addition, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from the Company's outside suppliers and foundries, it may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.

PERIODS OF RAPID GROWTH AND EXPANSION COULD CONTINUE TO PLACE A SIGNIFICANT STRAIN ON THE COMPANY'S LIMITED PERSONNEL AND OTHER RESOURCES.

         To manage the Company's possible future growth effectively, the Company will be required to continue to improve its operational, financial and management systems and to successfully hire, train, motivate and manage its employees. In addition, the integration of past and future potential acquisitions and the evolution of the Company's business plan will require significant additional management, technical and administrative resources. The Company cannot be certain that it will be able to manage the growth and evolution of its current business effectively.

EXAR HAS IN THE PAST AND MAY IN THE FUTURE MAKE ACQUISITIONS, WHICH WILL INVOLVE NUMEROUS RISKS. EXAR CANNOT ASSURE THAT IT WILL BE ABLE TO ADDRESS THESE RISKS SUCCESSFULLY WITHOUT SUBSTANTIAL EXPENSE, DELAY OR OTHER OPERATIONAL OR FINANCIAL PROBLEMS.

         The risks involved with acquisitions include:

      -    diversion of management's attention;

      -    failure to retain key personnel;

      -    amortization of acquired intangible assets;

      - customer dissatisfaction or performance problems with an acquired company;

      - the cost associated with acquisitions and the integration of acquired operations; and

      - assumption of known or unknown liabilities or other unanticipated events or circumstances.

The Company cannot assure that it will be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

THE COMPANY MAY NOT BE ABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS ADEQUATELY.

The Company's ability to compete is affected by its ability to protect its intellectual property rights. The Company relies on a combination of patents, trademarks, copyrights, mask work registrations, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect its intellectual property rights. Despite these efforts, the Company cannot be certain that the steps it takes to protect its proprietary information will be adequate to prevent misappropriation of the Company's technology, or that its competitors will not independently develop technology that is substantially similar or superior to the Company's technology.

         More specifically, the Company cannot be sure that its pending patent applications or any future applications will be approved, or that any issued patents will provide it with competitive advantages or will not be challenged by third parties. Nor can the Company be sure that, if challenged, the Company's patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, others may independently develop similar products or processes, duplicate the Company's products or processes or design around any patents that may be issued to it.

THE COMPANY COULD BE HARMED BY LITIGATION INVOLVING PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS.

         As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company may be accused of infringing the intellectual property rights of third parties. Furthermore, the Company has certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. The Company cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users of its products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not harm its business.

         Any litigation relating to the intellectual property rights of third parties, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of its management and technical personnel. In the event of any adverse ruling in any such litigation, the Company could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, or at all.

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE THE COMPANY'S FACILITIES OR THOSE OF ITS SUPPLIERS.

The Company's corporate headquarters in Fremont, California is located near major earthquake faults that have experienced earthquakes in the past. In addition, some of its suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near its headquarters, the Company's operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of the Company's major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of the Company's products and harm its business.

THE COMPANY'S STOCK PRICE IS VOLATILE.

         The market price of the Company's common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

         - quarter-to-quarter variations in the Company's anticipated or actual operating results;

         -    announcements or introductions of new products;

         - technological innovations or setbacks by the Company or its competitors;

         -    conditions in the communications and semiconductor markets;

         -   the commencement of litigation;

         - changes in estimates of the Company's performance by securities analysts;

         -   announcements of merger or acquisition transactions; and

         -   general economic and market conditions.

         In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations may harm the market price of the Company's common stock.

THE ANTI-TAKEOVER PROVISIONS OF THE COMPANY'S CERTIFICATE OF INCORPORATION AND OF THE DELAWARE GENERAL CORPORATION LAW MAY DELAY, DEFER OR PREVENT A CHANGE OF CONTROL.

The Company's board of directors has the authority to issue up to 2,250,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit the Company's consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on the Company's stockholders. The Company's stockholders must give 120 days advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to the Company's stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The Company may trigger its stockholder rights plan in the event its board of directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire the Company. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of the Company's common stock. The Delaware statute makes it more difficult for the Company to be acquired without the consent of its board of directors and management.

IF THE COMPANY HAS NOT ADEQUATELY PREPARED FOR THE TRANSITION TO YEAR 2000, ITS BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD SUFFER.

         The Company has executed a plan designed to make its computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. To date, none of the Company's systems, applications, equipment or facilities have experienced material difficulties from the transition to Year 2000, nor has the Company been notified that any of its suppliers have had any such difficulties. However, due to the breadth of potential issues related to the Year 2000, the Company cannot guarantee that it will not experience any problems in the future and the final determination may take several months. Where practicable, the Company has attempted to mitigate its risks with respect to any failures of its critical external suppliers related to the Year 2000. The effect on the Company's results of operations from any failure of its systems, applications, equipment or facilities, or its critical external suppliers, related to the Year 2000 issue cannot yet be determined.

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of Exar is traded on the Nasdaq National Market under the symbol "EXAR." The following table sets forth the range of high and low sales prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq, as adjusted for a three-for-two stock split effected on February 15, 2000. The listed quotations represent inter-dealer prices without retail markup, markdown or commissions.

-------------------------------------------------------------------------------

                             COMMON STOCK PRICES

                                            HIGH                 LOW
                                            ----                 ---
FISCAL 2000
Quarter ended March 31, 2000                 $99.63              $38.00
Quarter ended December 31, 1999              $43.08              $21.00
Quarter ended September 30, 1999             $26.00              $17.00
Quarter ended June 30, 1999                  $16.92              $10.58

FISCAL 1999
Quarter ended March 31, 1999                 $11.25              $ 8.75
Quarter ended December 31, 1998              $12.50              $ 8.00
Quarter ended September 30, 1998             $14.42              $ 9.25
Quarter ended June 30, 1998                  $17.13              $12.08
-------------------------------------------------------------------------------

The Company has never paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 206 stockholders of record as of May 31, 2000. The Company believes it has in excess of 3,900 beneficial stockholders. The last sales price for Exar's Common Stock, as reported by Nasdaq on May 31, 1999, was $68.75 per share.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA



----------------------------------------------------------------------------------------------------------------------------------
                                                                              YEARS ENDED MARCH 31,
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    2000              1999              1998            1997              1996
                                                    ----              ----              ----            ----              ----
Consolidated Statements of
    Operations Data:

Net Sales                                     $     78,544     $      71,868     $     102,015     $   92,343          $   125,766
Gross Profit                                        44,402            38,482            50,078         36,883               63,549

Income (Loss) From Operations                        3,946             4,051             8,986        (15,238)              18,759
Net Income (Loss)                                   15,115             5,424             7,518         (9,197)              13,582

Net Income (Loss) Per Share:
    Basic                                     $       1.04     $        0.39     $        0.54    $     (0.68)         $      0.95
    Diluted                                   $       0.93     $        0.38     $        0.52    $     (0.68)         $      0.91

Shares Used in Computation of Net Income
(Loss) Per Share:
    Basic                                           14,480            14,088            13,989          13,606              14,243
    Diluted                                         16,197            14,400            14,595          13,606              14,888


----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                              YEARS ENDED MARCH 31,
                                                                                  (IN THOUSANDS)
                                                  2000              1999              1998                1997                1996
                                                  ----              ----              ----                ----                ----
Consolidated Balance Sheet
    Data:

Working Capital                              $     393,570    $       91,885    $         90,395    $        68,822      $    77,550
Total Assets                                       438,433           138,296             143,669            125,537          139,074
Long-term Obligations                                  574               664                 745                880              979
Retained Earnings                                   72,239            57,124              51,700             44,182           53,379
Stockholders' Equity                               425,041           125,757             123,729            109,817          117,847

------------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTION ENTITLED "RISK FACTORS."

OVERVIEW

         The Company designs, develops and markets analog and mixed-signal ICs for the communications markets and the video and imaging markets. The Company's primary customers are large communications OEMs.

         Over the past several years, the Company has actively refocused its business on products for the communications markets. In the 1970's, the Company designed, manufactured and marketed custom and general purpose analog circuits supporting many different applications. In the 1980's, the Company transitioned its products to analog and mixed-signal application specific standard products, or ASSPs, focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid-1990's, the Company continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, the Company chose to focus its product strategy and development efforts on the communications markets. For that year, the Company's communications products represented 43.2% of its net sales. For the year ended March 31, 2000, the Company's communications product sales increased to 74.2% of its net sales.

         The Company's international sales represented 32.8%, 36.5% and 41.2% of the Company's net sales for the years ended March 31, 2000, 1999 and 1998. These international sales consist of sales from the United States to overseas customers and sales by its wholly-owned subsidiary in Japan. Sales by the Company's Japanese subsidiary are denominated in Yen, while all other international sales are denominated in United States Dollars. The Company's international operations give rise to exposures from changes in currency exchange rates. The Company has adopted a set of practices to minimize its foreign currency risk which include the occasional use of foreign currency exchange contracts to hedge amounts receivable from its foreign subsidiaries. In addition, foreign sales may be subject to tariffs in certain countries or with regard to certain products; however, the Company's profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on its sales to domestic customers.

The Company recognizes revenue from the sale of products when shipped. The Company's distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any product. The Company records an allowance based on future authorized and historical patterns of returns, price protection and other concessions at the time revenue is recognized.

The Company's gross margins vary depending on product mix, competition, the volume of products sold, its suppliers' ability to achieve certain manufacturing efficiencies and the cost of materials procured from its suppliers. The Company's newer analog and mixed-signal products, especially its communications products, generally have higher gross margins than its more mature products, and margins of any particular product may erode over time.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                        FISCAL YEARS ENDED MARCH 31,
                                                                 -----------------------------------------
                                                                   2000             1999            1998
                                                                 ---------         --------        -------

 Net sales....................................................       100.0%           100.0%         100.0%
 Cost of sales................................................        43.5             46.5           50.9
                                                                 ----------        ---------       --------
 Gross profit.................................................        56.5             53.5           49.1
 Research and development.....................................        21.3             18.9           15.3
 Selling, general and administrative..........................        29.6             27.1           22.8
 Goodwill amortization........................................         0.6              0.9            1.0
 Restructuring and other charges..............................                          1.0
 Acquisition and related expenses.............................                                         1.2
                                                                 ----------        ---------       --------
 Operating income.............................................         5.0              5.6            8.8
 Other income, net............................................        23.2              6.6            3.2
                                                                 ----------        ---------       --------
 Income before income taxes...................................        28.2             12.2           12.0
 Income taxes.................................................         9.0              4.6            4.7
                                                                 ----------        ---------       --------
 Net income ..................................................        19.2%             7.6%           7.3%
                                                                 ==========        =========       ========


PRODUCT LINE SALES AS A PERCENTAGE OF NET SALES

         The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                                FISCAL YEARS ENDED MARCH 31,
                                                                           ---------------------------------------
                                                                             2000            1999           1998
                                                                           --------        --------       --------
           Communications...............................................       74.2%           57.1%          47.8%
           Video and Imaging............................................       18.1            21.4           25.0
           Other........................................................        7.7            21.5           27.2
                                                                           ---------       ---------      ---------
                                                                              100.0%          100.0%         100.0%
                                                                           =========       =========      =========

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

          NET SALES. Net sales for the fiscal year ended March 31, 2000 increased by 9.3% to $78.6 million, compared to $71.9 million for the fiscal year ended March 31, 1999. This increase was primarily due to a 42.0% or $17.2 million increase in sales of the Company's communications products. This increase in communications product sales was fueled by increased sales of the Company's serial communications products and increased sales of its data transmission products as both of these product lines gained market acceptance and design wins. This increase was offset by decreases in sales of discontinued consumer and custom products in the Company's legacy product lines (due in part to the fiscal 1999 closure of one of the Company's third-party wafer fabrication facilities), as well as the sale of the Company's silicon microstructures business unit and related product lines in November 1998.

         In the fiscal year ended March 31, 2000, sales to domestic customers increased by 15.7% to $52.8 million. International sales decreased by 1.7% to $25.8 million.

COST OF SALES. Cost of sales as a percentage of net sales for the fiscal year ended March 31, 2000 decreased to approximately 43.5%, compared to 46.5% for the fiscal year ended March 31, 1999. The resulting increase in gross margins is due primarily to a greater mix of communications products, which generally have higher gross margins than many of the Company's more mature products. Gross margins from sales of ICs vary depending on product mix, competition from other manufacturers, the volume of products manufactured and sold, the ability of the Company's suppliers to achieve manufacturing efficiencies and the cost of materials procured from the Company's suppliers. Margins on any particular product generally erode over time.

RESEARCH AND DEVELOPMENT. Research and development expenses for the fiscal year ended March 31, 2000 represented 21.3% of net sales, compared to 18.9% of net sales for the fiscal year ended March 31, 1999. Research and development spending for the fiscal year ended March 31, 2000 increased by 23.4% as the Company continued to invest in the development of its communications products. These spending increases resulted from additional staffing in the communications products areas, increases in expenditures for supplies and equipment for the development of communications products, and an increase in employee compensation and benefits expenses associated with a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000. In the future, the Company expects to increase spending on research and development activities, particularly for communications products. The Company expects research and development expenses to continue to fluctuate as a percentage of net sales as a result of the timing of expenditures and changes in the level of net sales. However, the Company intends to continue spending approximately 20% of net sales on research and development activities to support its growth.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the fiscal year ended March 31, 2000 represented 29.6% of net sales, compared to 27.1% for the fiscal year ended March 31, 1999. Selling, general and administrative expenses for the fiscal year ended March 31, 2000 increased by 19.1%. The increase was due to growth in communications product sales and an increase in employee compensation and benefits expenses associated with a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000. In the short term, many of the selling, general and administrative expenses are fixed, causing a decline as a percentage of net sales in periods of rapidly rising sales and an increase as a percentage of net sales when sales growth is slower or declining.

OTHER INCOME. Other income in the fiscal year ended March 31, 2000 includes a pre-tax $12.0 million gain on the sale of an investment related to a minority equity investment in IC Works, Inc. In April 1999, the Company received approximately 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for its investment in IC Works due to the merger of Cypress Semiconductor and IC Works. The Company sold this stock during the first and fourth quarters of fiscal 2000, resulting in a pre-tax gain of $12.0 million in other income and a related employee compensation and benefits expense of $3.0 million in costs and expenses.

PROVISION FOR INCOME TAXES. The provision for income taxes is based on income from operations. The effective tax rate for fiscal 2000 was approximately 31.7% compared with the federal statutory rate of 35%. The difference is due to utilization of capital loss carryforwards that offset the gain on sale of the IC Works investment and tax savings generated from utilization of the Company's foreign sales corporation partially offset by non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax.

         To date, inflation has not had a significant impact on the Company's operating results.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

          NET SALES. Net sales during fiscal 1999 were $71.9 million compared to $102.0 million in fiscal 1998, a decrease of 29.6%. This decrease was primarily due to decreases in net sales of discontinued consumer and custom products in the Company's legacy product lines, as well as the sale of the Company's silicon microstructures business unit and related product lines. The abrupt closure of one of the Company's third-party wafer fabrication facilities during the third quarter of fiscal 1999 had a further negative impact of $2.0 million on its fiscal 1999 net sales from legacy products.

         In fiscal 1999, sales to domestic customers decreased by 24.0% to $45.6 million. International sales decreased by 37.5% to $26.3 million.

COST OF SALES. Cost of sales as a percentage of net sales decreased from 50.9% in fiscal 1998 to 46.5% in fiscal 1999. The resulting increase in gross margins is due primarily to a greater mix of the Company's newer analog and mixed-signal products which generally have higher gross margins than its more mature products.

RESEARCH AND DEVELOPMENT. Research and development expenses, as a percentage of net sales, increased from 15.3% in fiscal 1998 to 18.9% in fiscal 1999. Research and development expenses decreased by $2.0 million or 13.0% compared to fiscal 1998. The decrease in research and development expenses is attributable to the Company's control of operating expenses in response to decreased sales, to lower employee benefits costs and to the restructuring activities associated with the sale of the Company's silicon microstructures business unit and related product lines.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, as a percentage of net sales, increased from 22.8% in fiscal 1998 to 27.1% in fiscal 1999. Selling, general and administrative expenses for fiscal 1999 decreased by $3.8 million or 16.2% compared to fiscal 1998. The decrease in selling, general and administrative expenses is attributable to decreased commissions expense, to lower employee benefits costs and to the Company's control of operating expenses in response to decreased sales.

RESTRUCTURING AND OTHER CHARGES. Restructuring and other charges in fiscal 1999 of $731,000 relate to the sale of the Company's silicon microstructures business unit and related product lines to OSI Systems, Inc. in the third quarter and represent the loss on the sale of assets, severance costs related to the termination of 38 employees and other disposition related expenses. The restructuring action was completed during the fourth quarter of fiscal 1999 and was financed with cash. In addition to the $2.6 million in proceeds from the sale of the silicon microstructures business unit and related product lines, the Company may receive additional contingent performance-based payments from this sale of up to $2.5 million over the next year.

         During the third quarter of fiscal 1998, the Company sold the capital assets that it had written down in fiscal 1997 in connection with the termination of a foundry arrangement. The sales proceeds exceeded the carrying value and, as a result, the Company reversed $1.2 million of the related reserve during the quarter. Offsetting this reversal, the Company decided during the quarter to replace its information system under development with a system determined to better meet its needs and wrote off $1.2 million of capitalized costs associated with system modules which the Company did not intend to use.

OTHER INCOME. Other income during fiscal 1999 increased to $4.1 million from $3.1 million in fiscal 1998 due to increased balances of cash and short-term investments.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for fiscal 1999 was 38% compared with the federal statutory rate of 35%. The discrepancy is due to non-deductible expenses, state income taxes and foreign losses, which are taxed at rates different from U.S. income tax rates, partially offset by tax advantaged investment income and tax savings generated from utilization of the Company's foreign sales corporation.

                                QUARTERLY RESULTS

         The following tables contain selected unaudited quarterly financial data for the eight quarters ended March 31, 2000 and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein. Results for a particular quarter are not necessarily indicative of the results for any subsequent quarter. The data gives effect to the three-for-two stock split effected on February 15, 2000.

          QUARTER ENDED
                                    ------------------------------------------------------
                                      MARCH 31,      DEC. 31,     SEPT. 30,    JUNE 30,
                                        2000           1999          1999        1999
                                    ------------  ------------   -----------  ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                               $ 23,045     $ 20,708     $ 18,550     $ 16,251
Cost of sales                              9,743        8,947        8,160        7,302
                                    ------------  ------------   -----------  ----------
Gross profit                              13,302       11,761       10,390        8,949
Research and development                   4,360        3,950        3,669        4,759
Selling, general and administrative        5,946        5,609        5,253        6,406
Goodwill amortization                        126          126          126          126
Restructuring and other charges
                                    ------------  ------------   -----------  ----------
Operating income (loss)                    2,870        2,076        1,342       (2,342)
Other income, net                          7,423        1,423        1,296        8,044
                                    ------------  ------------   -----------  ----------
Income before income taxes                10,293        3,499        2,638        5,702
Income taxes                               3,229        1,124          857        1,807
                                    ------------  ------------   -----------  ----------
Net income                              $  7,064     $  2,375     $  1,781     $  3,895
                                    ============  ============   ===========  ==========
Net income per share:
  Basic                                 $   0.45     $   0.17     $   0.13     $   0.28
                                    ============  ============   ===========  ==========
  Diluted                               $   0.39     $   0.14     $   0.11     $   0.27
                                    ============  ============   ===========  ==========
Shares used in the computation of
Net income per share:
  Basic                                   15,538       14,313       14,074       13,998
                                    ============  ============   ===========  ==========
  Diluted                                 18,122       16,402       15,652       14,614
                                    ============  ============   ===========  ==========


                                    ---------------------------------------------------
                                     MARCH 31,    DEC. 31,    SEPT. 30,       JUNE 30,
                                       1999         1998        1998           1998
                                    ------------  ----------  ------------ ------------
Net sales                              $ 15,098     $ 15,808      $ 19,198     $ 21,764
Cost of sales                             6,882        7,292         9,145       10,067
                                    ------------  ----------  ------------ ------------
Gross profit                              8,216        8,516        10,053       11,697
Research and development                  3,212        3,360         3,576        3,412
Selling, general and administrative       4,709        4,475         4,893        5,422
Goodwill amortization                       126          146           185          184
Restructuring and other charges                          731
                                    ------------  ----------  ------------ ------------
Operating income (loss)                     169         (196)        1,399        2,679
Other income, net                         1,016        1,182         1,424        1,091
                                    ------------  ----------  ------------ ------------
Income before income taxes                1,185          986         2,823        3,770
Income taxes                                466          402         1,068        1,404
                                    ------------  ----------  ------------ ------------
Net income                             $    719     $    584      $  1,755     $  2,366
                                    ============  ==========  ============ ============
Net income per share:
  Basic                                $   0.05     $   0.04      $   0.12     $   0.17
                                    ============  ==========  ============ ============
  Diluted                              $   0.05     $   0.04      $   0.12     $   0.16
                                    ============  ==========  ============ ============
Shares used in the computation of
Net income per share:
  Basic                                  13,966       13,954        14,119       14,308
                                    ============  ==========  ============ ============
  Diluted                                14,065       14,154        14,427       14,955
                                    ============  ==========  ============ ============


                                        MARCH 31,     DEC. 31,      SEPT. 30,    JUNE 30,
                                         2000          1999           1999        1999
                                     ------------- -------------  ------------ -----------
                                                 (AS A PERCENTAGE OF NET SALES)
Net sales                               100.0%        100.0%         100.0%      100.0%
Cost of sales                            42.3          43.2           44.0        44.9
                                     ------------- -------------  ------------ -----------
Gross profit                             57.7          56.8           56.0        55.1
Research and development                 18.9          19.1           19.8        29.3
Selling, general and administrative      25.8          27.1           28.3        39.4
Goodwill amortization                     0.5           0.6            0.7         0.8
Restructuring and other charges
                                     ------------- -------------  ------------ -----------
Operating income (loss)                  12.5          10.0            7.2       (14.4)
Other income, net                        32.2           6.9            7.0        49.5
                                     ------------- -------------  ------------ -----------
Income before income taxes               44.7          16.9           14.2        35.1
Income taxes                             14.0           5.4            4.6        11.1
                                     ------------- -------------  ------------ -----------
Net income                               30.7%         11.5%           9.6%       24.0%
                                     ============= =============  ============ ===========

                                        MARCH 31,    DEC. 31,    SEPT. 30,   JUNE 30,
                                         1999         1998        1998         1998
                                     ------------- ----------- ----------- --------------

Net sales                                100.0%      100.0%     100.0%        100.0%
Cost of sales                             45.6        46.1       47.6          46.3
                                     ------------- ----------- ----------- --------------
Gross profit                              54.4        53.9       52.4          53.7
Research and development                  21.3        21.3       18.6          15.7
Selling, general and administrative       31.2        28.3       25.5          24.9
Goodwill amortization                      0.8         0.9        1.0           0.8
Restructuring and other charges                        4.6
                                     ------------- ----------- ----------- --------------
Operating income (loss)                    1.1        (1.2)       7.3          12.3
Other income, net                          6.7         7.4        7.4           5.0
                                     ------------- ----------- ----------- --------------
Income before income taxes                 7.8         6.2       14.7          17.3
Income taxes                               3.0         2.5        5.6           6.4
                                     ------------- ----------- ----------- --------------
Net income                                 4.8%        3.7%       9.1%         10.9%
                                     ============= =========== =========== ==============


Since September 30, 1998, gross margins have increased each quarter primarily due to manufacturing efficiencies from higher production volumes, efficiencies gained as a result of the Company's decision, in the fourth quarter of fiscal 1997, to transfer its test and shipping operations to foreign subcontractors to reduce manufacturing expenses, and a greater mix of communications products which generally have higher gross margins than the Company's more mature products. The sequential quarter decrease in net sales for the three quarters ended March
31, 1999 was primarily due to decreases in sales of discontinued consumer and custom products in the Company's legacy product lines (due in part to the fiscal 1999 closure of one of its third-party wafer fabrication facilities), as well as the sale of the Company's silicon microstructures business unit and related product lines in November 1998.

         Research and development and selling, general and administrative expenses increased in the quarter ended June 30, 1999 primarily due to $3.0 million in employee compensation and benefits expenses resulting from a $7.0 million first quarter pre-tax gain on the sale of an investment related to a minority equity investment in IC Works included in other income. In April 1999, the Company received in excess of 1.1 million shares of common stock in Cypress Semiconductor in exchange for its investment in IC Works due to the merger of Cypress Semiconductor and IC Works. The Company sold this stock during the first and fourth quarters of fiscal 2000, resulting in a pre-tax gain of $12.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, the Company financed its operations primarily from cash flows from operations and existing cash and short-term investments. At March 31, 2000, the Company had $380.2 million of cash and short-term investments. The Company has a short term, unsecured line of credit available under which it may borrow up to $10.0 million, none of which was being utilized at March 31, 2000. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may execute up to $25.0 million in foreign currency transactions. At March 31, 2000, the Company had no foreign currency contracts outstanding.

         For the fiscal year ended March 31, 2000, the Company generated $9.6 million of cash from its operating activities, the result of net income of $15.1 million and a net increase in working capital of $7.3 million, partially offset by $12.6 million of gains on sales of an investment and equipment and non-cash items of $200,000.

         Net capital and other asset expenditures during the fiscal year ended March 31, 2000 totaled $2.9 million including purchases of computer equipment and software used for product development. Other investing activities during the fiscal year ended March 31, 2000 included the net purchases of $1.0 million of short term investments, which was offset by $18.1 million of proceeds from the sale of the Company's minority equity investment in IC Works, and $658,000 of proceeds from the sale of equipment.

         During the fiscal year ended March 31, 2000, the Company issued 3,450,000 shares of common stock through a follow-on offering for net proceeds of $260.8 million, repurchased 177,450 shares of the Company's common stock for $3.4 million and received $16.0 million from the issuance of 1,337,036 common stock shares upon the exercise of stock options under the Company's stock option plans.

The Company has no material firm capital commitments.

         The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and short-term investment balances, borrowings under existing bank credit lines, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company's needs and prevailing market conditions. The Company believes that cash, cash equivalents, short-term investments, borrowings from the line of credit and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next twelve months. From time to time, the Company evaluates potential acquisitions and equity investments complementary to its design expertise and market strategy, including investments in, or other arrangements with, wafer fabrication foundries. To the extent the Company pursues these transactions, it could be required to seek additional equity or debt financing. There can be no assurance that the Company would be able to obtain additional financing on acceptable terms, or at all. The sale of additional equity or convertible debt could result in dilution to the Company's stockholders.

YEAR 2000

         Many computer systems may experience problems interpreting dates around the Year 2000. The Company has completed the process of identifying the programs and infrastructure in all areas that could be affected by the Year 2000 issue and has developed an implementation plan to resolve any issues. As of the date of this filing, the Company has experienced no significant problems related to Year 2000 issues.

         In 1999, the Company implemented a new business system that is Year 2000 compliant at a cost of $5.3 million. In addition, the replacement of the Company's remaining legacy systems is estimated to cost $300,000. The amount capitalized for the acquisition and implementation of the new business system and the replacement of the remaining legacy systems was $5.3 million. The Company has expensed approximately $300,000 of project costs in prior periods. The new business system implementation was substantially complete as of March 31, 1999, and the capitalized portion is being depreciated over an average of six years.

The Company believes that it will continue to be able to operate its time sensitive business-application software programs and infrastructure. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The Company continues to work with key suppliers and customers to assess their Year 2000 readiness. The failure by a third party to adequately address the Year 2000 issue could harm the party's ability to furnish products and services to the Company and, therefore, could harm its business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY FLUCTUATIONS. The Company is exposed to foreign currency fluctuations primarily through its operations in Japan. This exposure is the result of timing differences between incoming and outgoing cashflows denominated in foreign currency. Operational currency requirements are typically forecast for a three-month period. If there is a need to hedge this risk, the Company will enter into transactions to purchase or sell currency in the open market or enter into forward currency exchange contracts which are currently available under its bank lines of credit. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

         If the Company's foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. At the end of fiscal 2000, the Company did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

INTEREST RATE SENSITIVITY. The Company maintains investment portfolio holdings of various issuers, types and maturity dates with various banks and investment banking institutions. The Company does not regularly hold investments with maturity dates beyond 90 days. The market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. This exposure is not hedged because a hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements. The short-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. This designation is reevaluated as of each balance sheet date. At March 31, 2000, short-term investments consisted of auction rate securities of $3.0 million. As of March 31, 2000, there were no significant differences between the fair market value and the underlying cost of such investments.

ITEM 8.

       FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Exar Corporation:


We have audited the accompanying consolidated balance sheets of Exar Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended March 31, 2000. Our audits also included the consolidated financial statement schedule listed in
Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows, for each of the years in the three year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
San Jose, California
April 24, 2000

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------------------------------
                                                                                               2000               1999
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                                     $   377,158        $   79,410
  Short-term investments                                                                         3,000             2,000
  Accounts receivable, net of allowances of $1,869 and $2,047                                   11,550            10,734
  Inventories                                                                                    8,299             5,873
  Prepaid expenses and other                                                                     3,012             1,399
  Deferred income taxes                                                                          3,369             4,047
                                                                                        ---------------     -------------

               Total current assets                                                            406,388           103,463

PROPERTY, PLANT, AND EQUIPMENT, Net                                                             26,653            27,684
GOODWILL, net of accumulated amortization of $4,922                                                  -               504
OTHER ASSETS                                                                                     5,392             6,645
                                                                                        ---------------     -------------

TOTAL ASSETS                                                                               $   438,433        $  138,296
                                                                                        ===============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                         $     3,497        $    4,265
  Accrued compensation and related benefits                                                      7,060             3,560
  Accrued sales commissions                                                                      1,096             1,053
  Other accrued expenses                                                                         1,165             1,775
  Income taxes payable                                                                               -               925
                                                                                        ---------------     -------------

               Total current liabilities                                                        12,818            11,578

COMMITMENTS AND CONTINGENCIES (see Note 10)
DEFERRED INCOME TAXES                                                                                -               297
LONG-TERM OBLIGATIONS                                                                              574               664

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                                        -                 -
  Common stock; $.0001 par value; 25,000,000 shares authorized;
       18,582,975 and 15,980,788 shares issued                                                 352,614            88,908
  Accumulated other comprehensive income                                                           188               204
  Retained earnings                                                                             72,239            57,124
  Treasury stock; none and 2,007,399 shares of common stock at cost                                  -           (20,479)
                                                                                        ---------------     -------------

               Total stockholders' equity                                                      425,041           125,757
                                                                                        ---------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $   438,433        $  138,296
                                                                                        ===============     =============

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998 (IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)

---------------------------------------------------------------------------------------------------------------------------
                                                                            2000               1999              1998

NET SALES                                                               $     78,554       $     71,868      $     102,015

COST AND EXPENSES:
  Cost of sales                                                               34,152             33,386             51,937
  Research and development                                                    16,738             13,560             15,581
  Selling, general and administrative                                         23,214             19,499             23,273
  Goodwill amortization                                                          504                641              1,062
  Restructuring and other charges                                                  -                731                  -
  Acquisition and related expenses                                                 -                  -              1,176
                                                                        -------------      -------------     --------------

               Total costs and expenses                                       74,608             67,817             93,029
                                                                        -------------      -------------     --------------


INCOME FROM OPERATIONS                                                         3,946              4,051              8,986

OTHER INCOME (EXPENSE):
  Interest income                                                              6,152              4,156              3,165
  Interest expense                                                                 -               (65)               (76)
  Gain on sale of investment                                                  12,018                  -                  -
  Other, net                                                                      16                622                224
                                                                        -------------      -------------     --------------

               Total other income, net                                        18,186              4,713              3,313
                                                                        -------------      -------------     --------------

INCOME BEFORE INCOME TAXES                                                    22,132              8,764             12,299

PROVISION FOR INCOME TAXES                                                     7,017              3,340              4,781
                                                                        -------------      -------------     --------------


NET INCOME                                                              $     15,115       $      5,424      $       7,518
                                                                        =============      =============     ==============

NET INCOME PER SHARE:

BASIC                                                                   $       1.04       $       0.39      $        0.54
                                                                        =============      =============     ==============

DILUTED                                                                 $       0.93       $       0.38      $        0.52
                                                                        =============      =============     ==============

SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                                                         14,480             14,088             13,989
                                                                        =============      =============     ==============

DILUTED                                                                       16,197             14,400             14,595
                                                                        =============      =============     ==============

See notes to consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME YEARS ENDED MARCH 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                   Accumulated
                                            Common Stock           Treasury Stock                     Other         Total
                                        ---------------------- -----------------------  Retained  Comprehensive  Stockholder's
                                          Shares     Amount      Shares      Amount     Earnings  Income (Loss)    Equity
                                        ----------- ---------- ----------- ----------- ---------- -------------  ------------
BALANCES,  March 31, 1997               15,184,407  $  80,072  (1,466,649) $  (14,145) $  44,182      $   (292)   $  109,817
Comprehensive income:
  Net income                                                                               7,518                       7,518
Other comprehensive income:
  Foreign currency translation
    adjustments                                                                                            375           375

Comprehensive income


Exercise of stock options                  410,700      3,987                                                          3,987
Income tax benefit from stock option
  transactions                                            867                                                            867
Stock issued under Employee Stock
  Participation Plan                       117,750      1,165                                                          1,165
                                        ----------- ---------- ----------- ----------- ---------- -------------   -----------
BALANCES,  March 31, 1998               15,712,857     86,091  (1,466,649)    (14,145)    51,700            83       123,729

Comprehensive income:
  Net income                                                                               5,424                       5,424
Other comprehensive income:
  Foreign currency translation
    adjustments                                                                                            121           121


Comprehensive income


Exercise of stock options                  140,476      1,330                                                          1,330
Income tax benefit from stock option
  transactions                                            312                                                            312
Stock issued under Employee Stock
  Participation Plan                       127,455      1,175                                                          1,175

Acquisition of treasury stock                                    (540,750)     (6,334)                                (6,334)
                                        ----------- ---------- ----------- ----------- ---------- -------------   -----------
BALANCES,  March 31, 1999               15,980,788     88,908  (2,007,399)    (20,479)    57,124           204       125,757

Comprehensive income:
  Net income                                                                              15,115                      15,115
Other comprehensive income:
  Foreign currency translation
    adjustments                                                                                            (16)          (16)

Comprehensive income

Exercise of stock options                1,259,777     14,718                                                         14,718
Income tax benefit from stock option
  transactions                                         10,838                                                         10,838
Stock issued under Employee Stock
  Participation Plan                        77,259      1,264                                                          1,264
Acquisition of treasury stock                                    (177,450)     (3,392)                                (3,392)
Stock issued in connection with
  follow-on offering, net of related
  costs                                  1,265,151    236,886   2,184,849      23,871                                260,757
                                        ----------- ---------- ----------- ----------- ---------- -------------   -----------

BALANCES,  March 31, 2000               18,582,975   $352,614           -    $      -   $ 72,239      $    188    $  425,041
                                        =========== ========== =========== =========== ========== =============   ===========


                                        Comprehensive
                                          Income
                                        -------------
BALANCES,  March 31, 1997

Comprehensive income:
  Net income                              $   7,518
Other comprehensive income:
  Foreign currency translation
    adjustments                                 375
                                        -------------

Comprehensive income                      $   7,893
                                        =============

Exercise of stock options
Income tax benefit from stock option
  transactions
Stock issued under Employee Stock
  Participation Plan

BALANCES,  March 31, 1998
Comprehensive income:
  Net income                              $   5,424
Other comprehensive income:
  Foreign currency translation
    adjustments                                 121
                                        -------------

Comprehensive income                      $   5,545
                                        =============

Exercise of stock options
Income tax benefit from stock option
  transactions
Stock issued under Employee Stock
  Participation Plan

Acquisition of treasury stock

BALANCES,  March 31, 1999
Comprehensive income:
  Net income                             $   15,115
Other comprehensive income:
  Foreign currency translation
    adjustments                                 (16)
                                        -------------


Comprehensive income                     $   15,099
                                        =============

Exercise of stock options
Income tax benefit from stock option
  transactions
Stock issued under Employee Stock
  Participation Plan
Acquisition of treasury stock
Stock issued in connection with
  follow-on offering, net of related
  costs


BALANCES,  March 31, 2000


See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                         2000            1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $15,115         $ 5,424        $ 7,518
  Reconciliation of net income to net cash provided by operating activities::
      Depreciation and amortization                                                        4,038           4,762          6,190
      Provision for doubtful accounts and sales returns                                     (178)         (1,364)           254
      Deferred income taxes                                                               (4,071)          1,510          3,607
      Gain on sale of investment                                                         (12,018)              -
      Gain on sale of equipment                                                             (584)           (289)          (387)
      Changes in operating assets and liabilities:
        Accounts receivable                                                                 (638)          6,678         (3,374)
        Inventories                                                                       (2,426)            908            495
        Prepaid expenses and other                                                          (937)            319           (246)
        Accounts payable                                                                    (768)         (3,269)            15
        Accrued compensation and related benefits                                          3,500          (5,004)         3,900
        Accrued sales commissions                                                             43             (54)           494
        Other accrued expenses                                                              (684)           (238)          (615)
        Income taxes payable                                                               9,237           1,500          2,817
                                                                                       ----------      ----------     ----------

            Net cash provided by operating activities                                      9,629          10,883         20,668
                                                                                       ----------      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements                                       (2,503)         (5,335)        (4,837)
  Proceeds from disposition of equipment and leasehold improvements                          658             977          7,968
  Purchases of short-term investments                                                    (24,340)           (137)        (4,087)
  Proceeds from maturities of short-term investments                                      23,340           1,277          6,000
  Purchases of long-term investments                                                           -               -         (3,000)
  Proceeds from sale of investment                                                        18,095               -              -
  Other assets                                                                              (372)           (889)          (416)
                                                                                       ----------      ----------     ----------

            Net cash provided by (used in) investing activities                           14,878          (4,107)         1,628
                                                                                       ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                 276,739           2,505          5,152
  Long-term obligations                                                                      (90)            (81)          (135)
  Acquisition of treasury stock                                                           (3,392)         (6,334)             -
                                                                                       ----------      ----------     ----------

            Net cash provided by (used in) financing activities                          273,257          (3,910)         5,017
                                                                                       ----------      ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (16)            121            375
                                                                                       ----------      ----------     ----------

NET INCREASE IN CASH AND EQUIVALENTS                                                     297,748           2,987         27,688

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                 79,410          76,423         48,735
                                                                                       ----------      ----------     ----------

CASH AND EQUIVALENTS AT END OF YEAR                                                     $377,158         $79,410        $76,423
                                                                                       ==========      ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for income taxes                                                            $  1,051         $   633        $   391
                                                                                       ==========      ==========     ==========

  Cash paid for interest                                                                $    725         $     -        $     -
                                                                                       ==========      ==========     ==========

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Exar Corporation ("Exar" or the "Company") designs, develops and markets high-performance, high-bandwidth mixed-signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company uses its high-speed, analog and mixed-signal design expertise, system-level knowledge and standard CMOS process technologies to offer integrated circuits, or ICs, for the communications markets that address asynchronous transmission standards, such as T/E carrier and ATM. The Company is leveraging this expertise to develop products based on optical transmission standards, such as SONET/SDH. Additionally, Exar provides solutions for the serial communications market as well as the video and imaging markets. Exar's largest customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs.

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

         BASIS OF PRESENTATION - All share amounts and per share calculations in the accompanying consolidated financial statements give effect to the three-for-two stock split effected on February 15, 2000.

         CASH AND EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

         SHORT-TERM INVESTMENTS - The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally, such investments have contractual maturities of less than one year. The Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At March 31, 2000, short term investments consisted of auction rate securities of $3,000,000. At March 31, 1999, short-term investments consisted of auction rate securities of $2,000,000. As of March 31, 2000 and 1999, there were no significant differences between the fair market value and the underlying cost of such investments.

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

                  LONG LIVED ASSETS - Long lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long lived assets based upon undiscounted cash flows on an annual basis at a minimum, and in addition, whenever events or changes indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

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

                  REVENUE RECOGNITION - The Company recognizes revenue from the sale of products when shipped. The Company's distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any product. The Company records an allowance based on future authorized and historical patterns of returns, price protection and other concessions at the time revenue is recognized.

                  COMPREHENSIVE INCOME - In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income for the years ended March 31, 2000, 1999, and 1998 has been disclosed within the consolidated statements of stockholders' equity and comprehensive income.

                  FOREIGN CURRENCY - The functional currency of each of the Company's foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income. Net foreign currency transaction gains (losses) were $(157,000), $59,000 and $19,000 in 2000, 1999 and 1998, respectively.

         The Company enters into foreign currency exchange contracts from time-to-time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company's financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At March 31, 2000, and 1999, there were no such foreign currency exchange contracts outstanding.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of financial instruments have been determined by the Company, using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company's financial instruments at March 31, 2000 and 1999 was not materially different from the values presented in the consolidated balance sheets.

         RECLASSIFICATIONS - Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

2.       INVENTORIES

         Inventories at March 31 consisted of the following:


                                                         2000              1999
                                                         ----              ----
                                                             (In thousands)

                  Work in process                       $  5,064          $  3,262
                  Finished goods                           3,235             2,611
                                                        --------          --------

                  Total                                 $  8,299          $  5,873
                                                        ========          ========

3.       PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at March 31 consisted of the following:


                                                          2000              1999
                                                          ----              ----
                                                              (In thousands)

                  Land                                 $   6,584         $   6,584
                  Building                                13,433            13,433
                  Machinery and equipment                 35,254            28,660
                  Leasehold improvements                      68                50
                  Construction in progress                                   5,023
                                                       ---------         ---------
                                                          55,339            53,750
                  Accumulated depreciation and
                    amortization                         (28,686)          (26,066)
                                                       ---------         ---------

                  Total                                $  26,653         $  27,684
                                                       =========         =========

4.       BORROWING ARRANGEMENTS

         The Company has available a short-term, unsecured, bank line of credit under which it may borrow up to $10,000,000, none of which was being utilized at March 31, 2000. In addition, the Company has a credit facility with certain domestic and foreign banks under which it may execute up to $25,000,000 in foreign currency transactions. At March 31, 2000, the Company had no outstanding foreign currency forward contracts.

5.       INCOME TAXES

         The provision for income taxes for the years ended March 31 consisted of the following:


                                                                  2000               1999             1998
                                                                  ----               ----             ----
                                                                               (In thousands)
                  Current:
                     Federal                                    $      91          $    882         $     293
                     State                                            159               636                14
                     Foreign                                            -                 -                 -
                                                                ---------          --------         ---------

                                                                      250             1,518               307
                                                                ---------          --------         ---------
                  Deferred:
                     Federal                                       (3,624)            1,489             3,047
                     State                                           (447)               21               560
                     Foreign                                            -                 -                 -
                                                                ---------          --------         ---------

                                                                   (4,071)            1,510             3,607
                                                                ---------          --------         ---------

                  Charge in lieu of taxes attributable
                       to employee stock plans                     10,838               312               867
                                                                ---------          --------         ---------

                  Total                                         $   7,017          $  3,340         $   4,781
                                                                =========          ========         =========

         Consolidated pretax income includes foreign losses of approximately $(28,000), $(622,000), and $(780,000), in 2000, 1999, and 1998,
         respectively. Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

         Current net deferred tax assets at March 31, 2000 and 1999 were $3,369,000 and $4,047,000, respectively. Non-current net deferred tax assets (liabilities) at March 31, 2000 and 1999 of $4,480,000 and $(269,000), respectively, are included in deferred income taxes and other assets, respectively, within the accompanying balance sheet. Significant components of the Company's net deferred tax asset at March 31, 2000 and 1999 are as follows:


                                                                                            2000             1999
                                                                                            ----             ----
                                                                                                (In thousands)
                  Deferred tax assets:

                    Reserves and accruals not currently deductible                      $   3,903         $   4,550
                    Net operating loss and tax credit carryforwards                         8,477             8,393
                    General business credits                                                2,024             1,161
                    State income taxes                                                          8               219
                    Other                                                                     169               207
                                                                                          --------         ---------
                            Total deferred tax assets                                      14,581            14,530
                                                                                          --------         ---------

                  Deferred tax liabilities:
                    Depreciation                                                             (922)           (1,005)
                    Other                                                                    (480)             (323)
                                                                                          --------         ----------
                            Total deferred tax liabilities                                 (1,402)           (1,328)
                                                                                          --------         ----------

                  Valuation allowance                                                      (5,330)           (9,424)
                                                                                          --------         ----------
                  Net deferred tax assets                                               $   7,849          $  3,778
                                                                                          ========         ==========

         The valuation allowance for deferred tax assets relates to (i) the tax benefits of certain acquired net operating losses for which the utilization is limited to the taxable income of the acquired subsidiary and (ii) state tax credits. The valuation allowance relates to the amount of such benefits for which realization is not assured. During fiscal year 2000, the Company reversed valuation allowances of $4,094,000, primarily due to a change in the assessment of the realization of the tax benefits of certain net operating loss carryforwards.

         The Company has net operating loss carryforwards of approximately $15,307,000 for federal income tax purposes, which are available to offset future taxable income through fiscal year 2012. The federal tax law includes provisions limiting the use of net operating loss carryforwards in the event of certain changes in ownership, as defined. Consequently, the Company's ability to utilize certain of its acquired net operating loss carryforwards is subject to an annual limitation.

         The following summarizes differences between the amount computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes for each of the years ended March 31:


                                                                          2000               1999            1998
                                                                          ----               ----            ----
                                                                                        (In thousands)
         Income tax provision at statutory rate                        $   7,746        $   3,067           4,305
         State income taxes, net of federal income
           tax benefit                                                     1,071              762             457
         Change in valuation allowance                                    (1,818)            (657)              -
         Amortization of goodwill                                            176              224             371
         Tax-exempt interest income                                           (7)             (38)           (114)
         Benefit of foreign sales corporation                                  -             (175)           (175)
         Foreign losses providing no benefit                                  48              261             (18)
         Tax credits                                                        (200)            (200)           (424)
         Other, net                                                            1               96             379
                                                                       ---------        ---------         ---------

         Total                                                         $   7,017        $   3,340         $ 4,781
                                                                       ==========       =========         ==========

6.       NET INCOME PER SHARE

         SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         A summary of the Company's EPS for each of the years ended March 31 is as follows (In thousands, except per share amounts):

                                                                         2000             1999             1998
                                                                       ----------       ----------      -----------
NET INCOME                                                              $ 15,115         $  5,424        $   7,518
                                                                       ==========       ==========      ===========

SHARES USED IN COMPUTATION:

Weighted average common shares outstanding used in
computation of basic net income per share                                 14,480           14,088           13,989

Dilutive effect of stock options                                           1,717              312              606
                                                                       ----------       ----------      -----------

Shares used in computation of diluted net income per share                16,197           14,400           14,595
                                                                       ==========       ==========      ===========

BASIC NET INCOME PER SHARE                                              $   1.04         $   0.39        $    0.54
                                                                       ==========       ==========      ===========

DILUTED NET INCOME PER SHARE                                            $   0.93         $   0.38        $    0.52
                                                                       ==========       ==========      ===========


             Options to purchase 27,000, 2,367,771 and 992,100 shares of common stock at prices ranging from $95.31, $10.37 to $24.83 and $14.33 to $24.83 were outstanding as of March 31, 2000, 1999 and 1998, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

7.       EMPLOYEE BENEFIT PLANS

         EXAR SAVINGS PROGRAMS - The Exar Savings Plan covers substantially all employees of the Company. The Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. Exar made contributions of $452,000, $86,000 and $379,000 during 2000, 1999 and
         1998, respectively.

              INCENTIVE COMPENSATION PROGRAMS - The Company's incentive compensation programs provide for incentive awards for substantially all employees of the Company based upon the achievement of specified operating and performance results. Incentive awards totaled $4,964,000, $681,000, and $3,616,000 in fiscal years 2000, 1999 and 1998, respectively. The Company's incentive programs may be amended or discontinued at the discretion of the Board of Directors.

8.       STOCKHOLDERS' EQUITY

                  PREFERRED SHARE PURCHASE RIGHTS PLAN - In December 1995, the Company's Board of Directors (the Board) adopted a Preferred Share Purchase Rights Plan under which the Board declared a dividend of one purchase right for each outstanding share of common stock of Exar held as of January 10, 1996. Each right entitles the registered holder to purchase one one-hundredth of a share of Exar's Series A Junior Participating Preferred Stock. Subsequent to March 31, 2000, the original price of the dividend of rights was increased from $118.50 ($79.00 after giving effect to the 3 for 2 stock split effected on February 15, 2000) to $375.00. The rights become exercisable ten days after the announcement that an entity or person has commenced a tender offer to acquire or has acquired 15% or more of the outstanding Exar Common Stock ("the Distribution Date").

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

                  EMPLOYEE STOCK PARTICIPATION PLAN - Exar is authorized to issue 2,250,000 shares of common stock under its Employee Stock Participation Plan (the Plan). The Plan permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three month offering period. Shares purchased by and distributed to participating employees were 77,259 in 2000, 117,750 in 1999, and 130,096 in 1998 at weighted average prices of $16.34, $9.21 and $9.87, respectively. The weighted average fair value of the fiscal 2000, 1999 and 1998 awards was $14.54, $2.77 and $4.10 per share, respectively.

                  The Company has reserved 1,217,963 shares of common stock for future issuance under its Employee Stock Participation Plan.

                  STOCK OPTION PLANS - Exar has a Stock Option Plan and a Non-Employee Directors' Stock Option Plan. Under these plans, the Company may grant options to purchase up to 3,594,052 and 375,000 shares of common stock, respectively. Options are granted at fair market value on the date of grant. Options are generally exercisable in four equal annual installments commencing one year after the date of grant and generally expire seven years from the grant date.

         During fiscal year 2000, shareholders approved 675,000 additional shares of the Company's Common Stock to be reserved under the 1997 Equity Incentive Plan, as amended (the "1997 Plan"). The 1997 Plan differs from prior plans in that, the 1997 Plan allows for selected employees and employee directors to irrevocably elect to defer $5,000 to $50,000 of their yearly salaries in return for options to purchase Common Stock at an aggregate discount from current fair market value equal to the salary reduction amount.

         Option activity for both plans is summarized as follows:

                                                                                                      Outstanding Options
                                                                                                  ---------------------------
                                                                                                  Weighted
                                                                                                  Average           Exercise
                                                                                                 Number of          Price per
                                                                                                   Shares             Share
                                                                                                 ---------           -------
                  Outstanding, March 31, 1997 (968,383 exercisable at a weighted
                           average price of $10.80)                                                2,882,078           $ 10.81
                     Options granted (weighted average fair value of $8.41)                        1,194,253             14.83
                     Options exercised                                                              (410,700)             9.71
                     Options canceled                                                               (375,648)            12.01
                                                                                                   ---------           -------

                  Outstanding, March 31, 1998 (1,146,460 exercisable at a weighted
                           average price of $11.21)                                                3,289,983             12.26
                     Options granted (weighted average fair value of $6.04)                        1,192,370             10.57
                     Options exercised                                                              (140,476)             9.49
                     Options canceled                                                               (452,289)            12.72
                                                                                                   ---------           -------

                  Outstanding, March 31, 1999 (1,542,018 exercisable at a weighted
                           average price of $11.77)                                                3,889,588             11.81
                     Options granted (weighted average fair value of $15.77)                       1,108,055             27.42
                     Options exercised                                                            (1,259,777)            11.66
                     Options canceled                                                               (174,798)            14.96
                                                                                                   ---------           -------

                  Outstanding, March 31, 2000                                                      3,563,068           $ 16.54
                                                                                                   =========           =======

         At March 31, 2000, 1,035,608 options were available for future grant under both plans.

                                                     Options Outstanding                   Options Exercisable
                                             ----------------------------------     ------------------------------
                                               Weighted Average        Weighted                       Weighted
          Range of             Number        Remaining Contractual     Average        Number           Average
      Exercise Prices        Outstanding          Life (years)          Price       Exercisable     Exercise Price
-----------------------      -----------     ---------------------     --------     -----------     --------------
$     3.50   - $   9.96        817,079              4.87               $  9.60        233,348         $  9.02
     10.00   -    11.46        823,011              3.79                 10.81        471,474           10.93
     11.63   -    15.46        355,091              3.98                 13.17        163,085           13.02
     15.75   -    24.83        714,653              4.82                 17.48        230,298           16.89
     24.89   -    95.31        853,234              6.51                 29.31         16,875           24.89
     ------------------      ---------              ----                 -----      ---------          ------
$     3.50   - $  95.31      3,563,068              4.91               $ 16.54      1,115,080         $ 12.28
                             =========                                              =========

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.3 to 7.8 years; stock volatility, 58%, 43% and 44% in 2000, 1999 and 1998 respectively; risk free interest rates, 6.1%, 5.4% and 6.0% in 2000, 1999 and 1998; respectively; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows: (In thousands, except per share amounts):

                                                           2000        1999        1998
                                                           ----        ----        ----
         Pro Forma Net Income                           $ 11,039     $  2,412     $ 4,696
                                                        ========     ========     =======
         Pro Forma Net Income Per Share:
                                         BASIC          $   0.76     $   0.17     $  0.34
                                                        ========     ========     =======

                                         DILUTED        $   0.68     $   0.17     $  0.32
                                                        ========     ========     =======

         The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 2000, 1999 and 1998 pro forma amounts are not indicative of future period pro forma amounts, when the calculation will apply to all applicable stock options.

9.       RESTRUCTURING AND OTHER CHARGES

         RESTRUCTURING

         In the third quarter of fiscal 1999, the Company sold its Silicon Microstructures business unit to OSI Systems, Inc. ("OSI") for $2,600,000, with additional contingent performance-based payments of up to $2,500,000 over the next year. The resulting restructuring charge of $731,000 represents the loss on the sale of the assets sold, severance costs related to the termination of 38 employees and other disposition related expenses. The restructuring action was completed during the fourth quarter of fiscal 1999 and was financed through the use of cash.

         OTHER CHARGES

         During the fourth quarter of fiscal 1997, the Company incurred a charge of $9,000,000 relating to the write-down of capital assets and investments made under the terms of a wafer production agreement and equity investment agreements with IC Works, Inc. ("IC Works"). The charge was estimated in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and reflects management's estimate of the net realizable value of the equipment and investment in IC Works. The Company terminated its 1995 wafer production agreement with the foundry due to dramatically changed market conditions for wafer pricing and availability, as well as the recent business redirection of the Company and delays in the commencement of anticipated production by the foundry.

         During the quarter ended December 31, 1997, the Company sold the capital assets written down in connection with this prior year charge. The sales proceeds exceeded the carrying value and, as a result, the Company reversed $1.2 million of the related reserve during the quarter. Offsetting this reversal, the Company decided during the quarter to replace its current information system under development with a system determined to better meet the Company's needs and wrote off $1,200,000 of capitalized costs associated with system modules which the Company does not intend to use.

         As a result of a merger completed on April 1, 1999 of IC Works, Inc. and Cypress Semiconductor, the Company received in excess of 1.1 million shares of Cypress Semiconductor (CY: NYSE) common stock in exchange for the Company's minority equity investment in IC Works, Inc. The Company sold this stock during the first and fourth quarters of fiscal 2000 resulting in a pre-tax gain of $12,000,000 in other income and a related employee compensation and benefits expense of $3,000,000 in costs and expenses.

10.      COMMITMENTS AND CONTINGENCIES

         In 1987, one of the Company's subsidiaries identified low-level groundwater contamination at its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company has reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for 10 to 15 years. The accompanying consolidated financial statements include the Company's share of estimated remaining remediation costs of approximately $647,000 as of March 31, 2000.

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

11.      INDUSTRY AND SEGMENT INFORMATION

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. SFAS No. 131 differs from accounting standard SFAS No. 14, which required companies to disclose certain financial information about an industry segment in which they operate. Under both SFAS No. 14 and SFAS No. 131, the Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications, and in the video and imaging products. The nature of the Company's products and production processes as well as type of customers and distribution methods are consistent among all of the Company's devices. The Company's foreign operations consist primarily of its wholly-owned subsidiaries in Japan, the United Kingdom, France and Taiwan. The Company's principle markets include North America, Asia, Europe and other countries. Total sales by geographic area represent sales to unaffiliated customers (inventory movements to Japan for sale by the Japan region directly to end customers in Japan are not significant and eliminated in consolidation and not included below).

         The following table sets forth product line revenue for years ended March 31:

                                                                         2000              1999             1998
                                                                         ----              ----             ----
                                                                                      (In thousands)
                   Communications                                     $   58,262       $   41,029           $48,787
                   Video and Imaging                                      14,204           15,375            25,549
                   Other                                                   6,088           15,464            27,679
                                                                      ----------       ----------        ----------
                                                                      $   78,554       $   71,868          $102,015
                                                                      ==========       ==========        ==========

         Identifiable assets represent assets used in the Company's operations in each geographic area.

         Geographic financial information for each year is as follows:

                                                                         2000              1999             1998
                                                                         ----              ----             ----
                                                                                      (In thousands)
                  Net sales:
                       United States                                  $ 52,775         $   45,631        $   60,020
                       Export sales to Japan and Asia                   12,007              8,658            16,852
                       Export sales to Western Europe                   12,363             15,731            21,001
                       Export sales to rest of world                       823                975             1,110
                       Japan                                               586                873             3,032
                                                                      ----------       ----------        ----------
                                                                      $ 78,554         $   71,868        $  102,015
                                                                      ==========       ==========        ==========
                  Income (loss) from operations:
                       United States                                  $  4,000              4,572        $    9,350
                       Japan                                               (89)              (512)             (467)
                       Western Europe                                       35                 (9)              103
                                                                      ---------        ----------        ----------
                                                                      $  3,946         $    4,051        $    8,986
                                                                      ==========       ==========        ==========
                  Long-lived assets:
                       United States                                  $437,505         $  137,078        $  141,422
                       Japan                                               526              1,121             2,102
                       Western Europe                                      402                 97               145
                                                                      ----------       ----------        ----------
                                                                      $438,433         $  138,296        $  143,669
                                                                      ==========       ==========        ==========

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

                  In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101. Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Applications of the accounting and disclosures desired in the bulletin is required by the first quarter of fiscal 2001. Although the Company has not fully assessed the implications of SAB No. 101. management does not believe adoption of this bulletin will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For a listing of executive officers and directors of the Company and certain information about them, see Part I "Management."

Certain information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ("Definitive Proxy Statement").

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

To the Company's knowledge and based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no other forms were required during the fiscal year ended March 31, 2000, its officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a) The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

                                                                                         Form 10K
                                                                                         Page No.

                  Independent Auditors' Report                                               32

                  Consolidated Balance Sheets
                      March 31, 2000 and 1999                                                33

                  Consolidated Statements of Operations
                      for the years ended
                      March 31, 2000, 1999 and 1998                                          34

                  Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income
                      for the years ended
                      March 31, 2000, 1999, and 1998                                         35

                  Consolidated Statements of Cash Flows
                      for the years ended
                      March 31, 2000, 1999 and 1998                                          36

                  Notes to Consolidated Financial
                      Statements                                                          37-47

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 2000, 1999 and 1998 are filed as part of this Form 10-K:

                                                                                        Form 10K
                                                                                        Page No.

                  II       Valuation and Qualifying Accounts                                 53
                                    and Reserves

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                  Exhibit           Exhibit
                  Footnote          Number           Description

                                    3.1              Certificate of Amendment of Amended and Restated Certificate of
                                                     Incorporation of Exar Corporation, as amended June 8, 2000.

                  (a)               3.2              Bylaws of the Company, as amended.

                                    4.1              Reference is made to Exhibits 3.1 and 3.2.

                  (c)               4.2              Rights Agreement dated as of December 15, 1995, between the
                                                     Registrant and the First National Bank of Boston, as amended
                                                     May 1, 2000.

                  *                 10.1             1989 Employee Stock Participation Plan of the Company and related
                                                     Offering, as amended June 24, 1999.

                  (a)*              10.2             1991 Stock Option Plan of the Company and related forms of stock option grant and exercise.

                  (a)*              10.3             1991 Non-Employee Directors' Stock Option Plan of the Company and
                                                     related forms of stock option grant and exercise.

                  *                 10.4             Fiscal 2000 Key Employee Incentive Compensation Program.

                  *                 10.5             Fiscal 2000 Executive Incentive Compensation Program.

                  *                 10.6             1996 Non-Employee Directors' Stock Option Plan, as amended
                                                     April 13, 2000.

                  (b)*              10.7             1997 Equity Incentive Plan, as amended September 9, 1999.

                  *                 10.8             Executive Officers' Change of Control Severence Benefit Plans

                                    21.1             Subsidiaries of the Company.

                                    23.1             Independent Auditors' Consent.

                                    24.1             Power of Attorney.  Reference is made to the signature page.

                                    27.1             Financial Data Schedule.

                  (a) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

                  (b) Filed as an exhibit to the Company's registration statement on Form S-8 (Registration statement No. 333-31120) filed with the Commission on February 25, 2000 and incorporated herein by reference.

                  (c) The Right's Agreement was filed as an exhibit to the Registrant's Current Report on Form 8-K, dated December 15, 1995.

                  * Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

---------------------
(b) There were no reports filed on Form 8-K during the fourth quarter of fiscal year 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By: /s/ Donald L. Ciffone Jr.
    -----------------------------------------------
Donald L. Ciffone Jr.
Chief Executive Officer, President and Director
Date:  June 22, 2000

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

Signature                            Title                                                       Date

/s/ Donald L. Ciffone Jr.            Chief Executive Officer, President and Director             June 22, 2000
--------------------------
(Donald L. Ciffone Jr.)


/s/ Ronald W. Guire                  Executive Vice President, Chief Financial Officer,          June 22, 2000
--------------------                 Secretary and Director
(Ronald W. Guire)                    (Principal Financial and Accounting Officer)


/s/ Raimon L. Conlisk                Director and Chairman of the Board                          June 22, 2000
----------------------
(Raimon L. Conlisk)


/s/ James E. Dykes                   Director                                                    June 22, 2000
------------------
(James E. Dykes)


/s/ Frank P. Carrubba                Director                                                    June 22, 2000
---------------------
(Frank P. Carrubba)


/s/ Richard Previte                  Director                                                    June 22, 2000
-------------------
(Richard Previte)

                                   SCHEDULE II

---------------------------------------------------------------------------------------------------------------------------------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Balance
                                               Balance at                                Write-offs and           at end
             Classification                 Beginning of Year         Additions             Recoveries             of Year
------------------------------------------ ------------------- ----------------------- ------------------- ----------------------
Year ended March 31, 2000:
   Allowance for doubtful
   accounts and sales returns                         $ 2,047                  $4,192             $ 4,370                $ 1,869
------------------------------------------ ------------------- ----------------------- ------------------- ----------------------

------------------------------------------ ------------------- ----------------------- ------------------- ----------------------
Year ended March 31, 1999:
   Allowance for doubtful
   accounts and sales returns                         $ 3,411                 $ 1,360             $ 2,724                $ 2,047
------------------------------------------ ------------------- ----------------------- ------------------- ----------------------

------------------------------------------ ------------------- ----------------------- ------------------- ----------------------
Year ended March 31, 1998:
  Allowance for doubtful
  accounts and sales returns                          $ 3,158                   $ 716                $463                $ 3,411
------------------------------------------ ------------------- ----------------------- ------------------- ----------------------

------------------------------------------ ------------------- ----------------------- ------------------- ----------------------