Form 10-Q
period 2000-06-30
EXAR CORP
filed 2000-08-11
CIK 753568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q







[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _______TO _______

Commission File No. 0-14225

                               EXAR CORPORATION
               (Exact Name of registrant as specified in its charter)

         Delaware                                        94-1741481
------------------------------------------------------------------------------
(State or other jurisdiction of                            ( I.R.S. Employer
incorporation or organization)                             Identification No.)

48720 Kato Road, Fremont California                       94538
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (510) 668-7000
------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No
                                                    ----------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at July 31, 2000
------------------------------------------------------------------------------
  Common Stock, .0001 par value      18,777,777 shares net of treasury shares

                                   TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
PART I            FINANCIAL INFORMATION

     Item 1.      Condensed Consolidated Financial Statements..........................................3-5

                  Notes to Condensed Consolidated Financial Statements.................................6-10

     Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..........................................................10-23

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................23-24

PART II           OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders..................................24

     Item 5.      Other Information....................................................................24

     Item 6.      Exhibits and Reports on Form 8-K.....................................................24

                  Signatures...........................................................................25
EXHIBITS

                  Exhibit 27.0.........................................................................27

                                          PART I - FINANCIAL INFORMATION
                                          ITEM 1 - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,          MARCH 31,
                                                                                                  2000               2000
                                                                                              (UNAUDITED)
                                                                                             ---------------     -------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                                              377,567           377,158
  Short-term investments                                                                             12,433             3,000
  Accounts receivable, net                                                                           11,569            11,550
  Inventories                                                                                         8,974             8,299
  Prepaid expenses and other                                                                          3,027             3,012
  Deferred income taxes                                                                               3,369             3,369
                                                                                             ---------------     -------------
        Total current assets                                                                        416,939           406,388

PROPERTY AND EQUIPMENT, Net                                                                          27,083            26,653
OTHER ASSETS                                                                                          4,962             5,392
                                                                                             ---------------     -------------

TOTAL ASSETS                                                                                        448,984           438,433
                                                                                             ===============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                    5,255             3,497
  Accrued compensation and related benefits                                                           4,688             7,060
  Other accrued expenses                                                                              2,287             1,096
  Income taxes payable                                                                                3,084             1,165
                                                                                             ---------------     -------------
         Total current liabilities                                                                   15,314            12,818
                                                                                             ---------------     -------------

LONG-TERM LIABILITIES                                                                                   543               574
                                                                                             ---------------     -------------

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                                             -                  -
  Common stock; $.0001 par value; 100,000,000 and 25,000,000
     shares authorized; 18,710,159 and 18,582,975 shares outstanding                                354,263           352,614
  Cumulative translation adjustments                                                                    170               188
  Retained earnings                                                                                  78,694            72,239
                                                                                             ---------------     -------------
         Total stockholders' equity                                                                 433,127           425,041
                                                                                             ---------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          448,984           438,433
                                                                                             ===============     =============

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                    2000              1999
                                                                                                -------------     -------------
NET SALES                                                                                          $  27,339         $  16,251

COSTS AND EXPENSES:
  Cost of goods sold                                                                                  11,434             7,302
  Research and development                                                                             5,785             5,251
  Selling, general and administrative                                                                  6,025             5,914
  Goodwill amortization                                                                                    -               126
                                                                                                -------------     -------------
               Total costs and expenses                                                               23,244            18,593
                                                                                                -------------     -------------

OPERATING INCOME (LOSS)                                                                                4,095            (2,342)

OTHER INCOME:
  Interest income, net                                                                                 6,072             1,016
  Gain on sale of investment                                                                               -             7,003
  Other, net                                                                                              (2)               25
                                                                                                -------------     -------------

               Total other income, net                                                                 6,070             8,044
                                                                                                -------------     -------------

INCOME BEFORE INCOME TAXES                                                                            10,165             5,702

INCOME TAXES                                                                                           3,710             1,807
                                                                                                -------------     -------------

NET INCOME                                                                                         $   6,455         $   3,895
                                                                                                =============     =============

NET INCOME PER SHARE:

BASIC                                                                                               $   0.35          $   0.28
                                                                                                =============     =============

DILUTED                                                                                             $   0.30          $   0.27
                                                                                                =============     =============

SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                                                                                 18,646            13,998
                                                                                                =============     =============

DILUTED                                                                                               21,332            14,614
                                                                                                =============     =============

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                                                  THREE MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                2000            1999
                                                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $ 6,455         $ 3,895
  Reconciliation of net income to net cash used in operating activities:
      Depreciation and amortization                                                                 925             992
      Deferred income taxes                                                                           -            (320)
      Gain on sale of investment                                                                      -          (7,003)
      Changes in operating assets and liabilities:
        Accounts receivable                                                                         (19)            380
        Inventories                                                                                (675)            729
        Prepaid expenses and other                                                                  (15)           (572)
        Accounts payable                                                                          1,758          (1,103)
        Accrued compensation and related benefits                                                (2,372)          1,911
        Other accrued expenses                                                                       26            (616)
        Income taxes payable                                                                      3,084             982
                                                                                             -----------     -----------

            Net cash provided by (used in) operating activities                                   9,167            (725)
                                                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements                                              (1,355)           (275)
  Purchases of short-term investments                                                           (12,433)              -
  Proceeds from maturities of short-term investments                                              3,000          13,080
  Other assets                                                                                      430              64
                                                                                             -----------     -----------

            Net cash provided by (used in) investing activities                                 (10,358)         12,869
                                                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term liabilities                                                                             (31)            (21)
  Proceeds from issuance of common stock                                                          1,649             823
  Acquisition of common stock                                                                         -            (234)
                                                                                             -----------     -----------

            Net cash provided by financing activities                                             1,618             568
                                                                                             -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             (18)             (7)
                                                                                             -----------     -----------

NET INCREASE IN CASH AND EQUIVALENTS                                                                409          12,705

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                     377,158          79,154
                                                                                             -----------     -----------

CASH AND EQUIVALENTS AT END OF PERIOD                                                         $ 377,567        $ 91,859
                                                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                                     $   77          $  118
                                                                                             ===========     ===========

  Cash paid for interest                                                                         $    -          $  725
                                                                                             ===========     ===========

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED JUNE 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE 1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly-owned subsidiaries ("Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 2000 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2000 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 2000 Annual Meeting of Stockholders.

Exar designs, develops and markets high-performance, high-bandwidth mixed-signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company uses its high-speed, analog and mixed-signal design expertise, system-level knowledge and standard CMOS process technologies to offer integrated circuits, or ICs, for the communications markets that address asynchronous transmission standards, such as T/E carrier and ATM. The Company is leveraging this expertise to develop products based on optical transmission standards, such as SONET/SDH. Additionally, Exar provides solutions for the serial communications market as well as the video and imaging markets. Exar's largest customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs.


NOTE 2.       INVENTORIES

Inventories consist of the following (in thousands):

                                                                             June 30,            March 31,
                                                                              2000                 2000
                                                                         -----------------    ---------------
    Work-in-process                                                       $    4,204          $     5,064
    Finished goods                                                             4,770                3,235
                                                                         -----------------    ---------------
                                                                           $   8,974            $   8,299
                                                                         =================    ===============

NOTE 3.       GAIN ON SALE OF INVESTMENT

The gain on investment of $7.0 million in the first quarter of fiscal 2000 was related to the Company's minority equity investment in IC Works, Inc. ("IC Works"), which had a net book value of $6.1 million. In April 1999, the Company received in excess of 1.1 million shares of common stock in Cypress Semiconductor, Inc. ("Cypress") in exchange for the Company's investment in IC Works due to the merger of Cypress and IC Works. The Company sold the majority of this stock at a fair market value of $13.1 million during the first quarter of fiscal 2000 resulting in a pre-tax gain of $7.0 million in other income and a related employee benefits expense of $3.0 million in Costs and Expenses.

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

A summary of the Company's EPS is as follows (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        2000               1999
                                                                    ------------       -------------
NET INCOME                                                             $  6,455            $  3,895
                                                                    ============       =============


SHARES USED IN COMPUTATION:

  Weighted average common shares outstanding used in
   computation of basic net income per share                             18,646              13,998

  Dilutive effect of stock options                                        2,686                 616
                                                                    ------------       -------------

  Shares used in computation of diluted net income per share             21,332              14,614
                                                                    ============       =============

BASIC NET INCOME PER SHARE                                              $  0.35            $   0.28
                                                                    ============       =============

DILUTED NET INCOME PER SHARE                                            $  0.30            $   0.27
                                                                    ============       =============




Options to purchase 51,000 and 1,041,334 shares of common stock at prices ranging above $73.63 to $95.31 and from $13.25 to $24.83 were outstanding as of June 30, 2000 and 1999, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be antidilutive under the treasury stock method.

NOTE 5.   COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three months ended June 30, 2000 and 1999, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative translation adjustments was as follows (in thousands):

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                 2000                1999
                                                              -----------          ----------
NET INCOME                                                        $6,455              $3,895

OTHER COMPREHENSIVE INCOME-
  Cumulative translation adjustments                                 (18)                 (7)
                                                              -----------          ----------

COMPREHENSIVE INCOME                                              $6,437              $3,888
                                                              ===========          ==========



NOTE 6.   INDUSTRY AND SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Under SFAS No. 131, the Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company's products and production processes as well as type of customers and distribution methods are consistent among all of the Company's devices. The Company's foreign operations consist primarily of its wholly owned subsidiaries in Japan, the United Kingdom, France and Taiwan. The Company's principal markets include North America, Asia, Europe and other countries.

The following table sets forth product line revenue:

                         THREE MONTHS ENDED
                              JUNE 30,
                       -----------------------
                          2000           1999
                       ----------   ----------
Communications          20,021         12,180
Video and Imaging        5,879          2,740
Other                    1,439          1,331
                       ----------   ----------
                        27,339         16,251
                       ==========   ==========

Identifiable assets represent assets used in the Company's operations in each geographic area.

Geographic financial information is as follows:

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                              2000                 1999
                                           ---------------     ---------------
Net sales:
       United States                         $    18,645          $    10,644
       Export sales to Japan and Asia              4,484                2,682
       Export sales to Western Europe              3,991                2,438
       Export sales to rest of world                 219                  276
       Japan                                           -                  211
                                           ---------------    ----------------
                                             $    27,339          $    16,251
                                           ===============    ================

                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                               2000                 1999
                                           ---------------     ---------------
Income (Loss) from operations:
       United States                         $     4,496          $    (1,928)
       Japan                                        (147)                (133)
       Western Europe                               (254)                (281)
                                           ---------------    ----------------
                                             $     4,095         $     (2,342)
                                           ===============    ================

                                             AT JUNE 30,          AT MARCH 31,
                                                2000                 2000
                                           ---------------     ---------------
Long-lived assets:
       United States                         $   448,112         $    437,505
       Japan                                         421                  526
       Western Europe                                451                  402
                                           ---------------    ----------------
                                             $   448,984         $    438,433
                                           ===============    ================

NOTE 7.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101B, applications of the accounting and disclosures desired in the bulletin is required by the fourth quarter of fiscal 2001. Although the Company has not fully assessed the implications of SAB No. 101, management does not believe adoption of this bulletin will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

Over the past several years, we have actively refocused our business on products for the communications markets. In the 1970's, we designed, manufactured, and marketed custom and general purpose analog circuits supporting many different applications. In the 1980's, we transitioned our products to analog and mixed-signal application specific standard products focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid 1990's, we continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, we chose to focus our product strategy and development efforts on the communications market. At that time, our communications products represented 43.2% of our net sales. For the three months ended June 30, 2000, our communications product sales increased to 73.2% of our net sales.

International sales represented 31.8% of our net sales for the three months ended June 30, 2000. Our international sales consist of sales from the United States to overseas customers and are denominated in United States Dollars. Our international operations give rise to exposures from changes in currency exchange rates. We have adopted a set of practices to minimize our foreign currency risk which include the occasional use of foreign currency exchange contracts to hedge operating results from our foreign subsidiaries. Although foreign sales may be subject to tariffs in certain countries or with regard to certain products; our profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers.

We recognize revenue from the sale of products when shipped. Our distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock rotation and also provide for credits to distributors in the event we reduce the price of any product. We record an allowance based on authorized and historical patterns of returns, price protection, and other concessions at the time revenue is recognized.

Our gross margins vary depending on product mix, price competition, the volume of products manufactured and sold, our suppliers' ability to achieve manufacturing efficiencies and the cost of materials procured from our suppliers. Our newer analog and mixed-signal products, especially our communications products, generally have higher gross margins than our more mature products. In addition, margins of any particular product may erode over time.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                             ----------------------------------
                                                 2000                    1999
                                             ------------            --------
Net sales                                           100.0%               100.0%
Cost of sales                                        41.8                 44.9
                                             ------------            ---------

Gross profit                                         58.2                 55.1
Research and development                             21.2                 32.3
Selling, general and administrative                  22.0                 36.4
Goodwill amortization                                   -                  0.8
                                             ------------            ---------

Operating income                                     15.0                (14.4)
Other income, net                                    22.2                 49.5
                                             ------------            ---------

Income before income taxes                           37.2                 35.1
Income taxes                                         13.6                 11.1
                                             ------------            ---------

Net income                                           23.6%                24.0%
                                             ============            =========





PRODUCT LINE SALES AS A PERCENTAGE OF NET SALES

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                               ------------------------------
                                                   2000               1999
                                               --------------    ------------
Communications                                     73.2%              74.9%
Video and Imaging                                  21.5               16.9
Other                                               5.3                8.2
                                               --------------    ------------
                                                  100.0%             100.0%
                                               ==============    ============

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES. Net sales for the three months ended June 30, 2000 were $27.3 million compared to $16.3 million for the three months ended June 30, 1999, an increase of 68.2%. This increase was primarily due to increases in sales of the Company's communications products, which increased 64.4% or $7.8 million when compared to the corresponding period in fiscal 2000. This increase in communications product sales was fueled by increased sales of our serial communications products and increased sales of our network and transmission products as both of these product lines gained market acceptance and design wins.

In the three months ended June 30, 2000, sales to domestic customers increased by 75.2% to $18.6 million. International sales increased by 55.1% to $8.7 million.

COST OF SALES. Cost of sales as a percentage of net sales for the three months ended June 30, 2000 decreased to 41.8%, compared to 44.9% for the three ended June 30, 1999. The resulting increase in gross margins is due primarily to the increased volume resulting in greater product mix and manufacturing efficiencies. Gross margins from sales of ICs vary depending on product mix, price competition, the volume of products manufactured and sold, the ability of our suppliers to achieve manufacturing efficiencies and the cost of materials procured from our suppliers. Margins on any particular product generally erode over time.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 2000 represented 21.2% of net sales, compared to 32.3% of net sales for the three months ended June 30, 1999. Research and development spending for the three months ended June 30, 2000 increased 10.2% as we continued to invest in the development of our communications products. These spending increases resulted from additional staffing in the communications product line areas and increases in expenditures for supplies and equipment for the development of communications products. A decrease in benefits expenses related to a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000 (see Other Income below) partially offset these increases in the first quarter of fiscal 2001. In the future, we expect to increase spending on research and development activities, particularly for communications products. We expect research and development expenses to continue to fluctuate as a percentage of net sales as result of the timing of expenditures and changes in the level of net sales. However, we intend to continue spending approximately 20% of net sales on research and development activities to support our growth.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 2000 represented 22.0% of net sales, compared to 36.4% in the three months ended June 30, 1999. Selling, general and administrative spending for the three months ended June 30, 2000 increased by 1.9% compared to the corresponding period in fiscal 2000. The increase was due to growth in communications product sales and an increase in employee compensation. A decrease in benefits expenses related to a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000 (see Other Income below) partially offset these increases in the first quarter of fiscal 2001. In the short term, many of the selling, general, and administrative expenses are fixed, causing a decline as a percentage of net sales in periods of rapidly rising sales and an increase as a percentage of net sales when sales growth is slower or declining.

OTHER INCOME. Other income in the three months ended June 30, 2000 includes interest income of $6.1 million compared to $1.0 million in the corresponding period in fiscal 2000. The increase in interest income was mainly due to increased cash and equivalents and short-term investment balances due to $260.8 million in net proceeds received from a follow-on offering in March, 2000. Other income in the three months ended June 30, 1999 includes a pre-tax $7.0 million gain on the sale of an investment related to a minority equity investment in IC Works, Inc. In April 1999, we received approximately 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for our investment in IC Works due to the merger of Cypress Semiconductor and IC Works. We sold the majority of this stock during the first quarter of fiscal 2000, resulting in a pre-tax gain of $7.0 million in other income and related employee compensation and benefits expense of $3.0 million in costs and expenses.

PROVISION FOR INCOME TAXES. The provision for income taxes is based on income from operations. The effective tax rate for the first three months of fiscal 2001 was approximately 36.5% compared with the federal statutory rate of 35%. The difference is due to non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax, partially offset by utilization of capital loss carryforwards and tax savings generated from our foreign sales corporation.

NET INCOME PER BASIC AND DILUTED SHARE. The increase in basic and diluted net income per share in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 is due to the increase in net income partially offset by the increase in the weighted average common shares outstanding primarily resulting from the sale of 3,450,000 common shares in March, 2000.

To date, inflation has not had a significant impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 2001, we financed our operations primarily with cash flows from operations and existing cash and short-term investments. At June 30, 2000, we had $390.0 million of cash and short-term investments. We have a short-term, unsecured line of credit available under which we may borrow up to $10.0 million, none of which was being utilized at June 30, 2000. In addition, we have a credit facility with certain domestic and foreign banks under which we may execute up to $25.0 million, in foreign currency transactions. At June 30, 2000, we had no foreign currency contracts.

For the three months ended June 30, 2000, we generated $9.2 million of cash from our operating activities; resulting from net income of $6.5 million, a net increase in working capital of $1.8 million and non-cash items of $.9 million.

Net capital and other asset expenditures during the three months ended June 30, 2000 totaled $.9 million, including purchases of computer equipment and software used for product development. Other investing activities during the three months ended June 30, 2000 included the net purchases of $9.4 million of short-term investments.

During the three months ended June 30, 2000, we received $1.6 million from the issuance of 127,184 common stock shares upon the exercise of stock options under our stock option plans.

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

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED. THIS COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT. THIS 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS ABOUT FUTURE PLANS, OBJECTIVES, INTENTIONS AND EXPECTATIONS. MANY FACTORS, INCLUDING THOSE DESCRIBED BELOW, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN ANY FORWARD-LOOKING STATEMENT.

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

         - changes in the mix of products that are customers purchase;

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

         - increased integration with other functions; and

         - rapid product obsolescence.

To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain a close working relationships with key customers in order to develop new products that meet their changing needs.

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

There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, process and test engineers involved in the development of new communications ICs. Competition is especially intense in the Silicon Valley, where our corporate headquarters are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could harm our business.

WE DEPEND ON THIRD-PARTY FOUNDRIES TO MANUFACTURE OUR ICs.

We do not own or operate a semiconductor fabrication facility. Most of our products are only manufactured by a single foundry. Two foundries manufacture our products based on CMOS processes, and one foundry manufactures all of our BiCMOS products. Most of our products are based on CMOS processes. We do not have long-term wafer supply agreements with our CMOS foundries that guarantee wafer or product quantities, prices, or delivery lead times, and our CMOS foundries manufacture our products on a purchase order basis. We cannot be certain that we will be able to maintain strong relationships with our foundries. In addition, we cannot be certain that we will continue to do business with our foundries on terms as favorable as our current terms. Other significant risks associated with our reliance on outside foundries include:

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

         - a manufacturing disruption experienced by one or more of our outside foundries or sudden reduction or elimination of an existing source or sources of semiconductor devices;

         - time required to find or qualify alternative manufacturing sources for existing or new product; or

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

Because the IC markets are highly fragmented, we generally encounter different competitors in our various market areas. Competitors with respect to our communications products include Conexant Systems, PMC-Sierra, Inc. and TranSwitch Corporation. In addition, the expansion of our communications product portfolio may in the future bring us into competition with other established communications IC companies, such as Applied Micro Circuits Corporation and Vitesse Semiconductor Corporation. Competitors in our other markets include Analog Devices, Philips Semiconductor and Texas Instruments. Many of our competitors have greater, financial, technical and management resources than we do. Some of these competitors may be able to sell their products at prices that are below those at which it would be financially feasible for us to sell our products.

IF WE ARE UNABLE TO FURTHER PENETRATE THE MARKETS FOR COMMUNICATIONS ICs OR IF THESE MARKETS FAIL TO GROW AS EXPECTED, OUR REVENUES COULD STOP GROWING AND MAY DECLINE.

A significant portion of our revenues in recent periods have been, and is expected to continue to be, derived from sales of communications ICs, particularly products based on the T1/E1, T3/E3 and ATM transmission standards. In order for us to be successful, we must continue to penetrate these markets. Furthermore, if these markets fail to grow as expected, our business might be harmed.

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

OUR RELIANCE UPON FOREIGN SUPPLIERS EXPOSES US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

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

         - compliance with local or foreign regulatory requirements.

These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

OUR RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

International sales accounted for 31.7% and 34.3% of our net sales for the three months ending June 30, 2000 and 1999, respectively. International sales may account for an increasing portion of our revenues, which would subject it to the following risks:

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

         - the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

         - potentially adverse tax consequences.

In addition, because sales of our products have been denominated to date primarily in United States Dollars (except in Japan, where we transact a portion of our business in Japanese Yen), increases in the value of the United States Dollar could increase the relative price of our products so that they become more expensive to customers in the local currency of a particular country. Future international activity may result in increased foreign currency denominated sales. Furthermore, because some of our customer purchase orders and agreements are governed by foreign laws, we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded.

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

Due to the communications IC product cycle, it usually takes more than 12 months for us to realize volume shipments of our communications ICs after we first contact a customer. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional three months or longer. As a result, a significant period of time may elapse between our sales efforts and our realization of revenue, if any, from volume purchasing of our communications products by our customers.

OUR BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

OUR OPERATING EXPENSES ARE RELATIVELY FIXED, AND WE MAY ORDER MATERIALS IN ADVANCE OF ANTICIPATED CUSTOMER DEMAND. THEREFORE, WE MAY HAVE LIMITED ABILITY TO REDUCE EXPENSES QUICKLY IN RESPONSE TO ANY REVENUE SHORTFALLS.

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

PERIODS OF RAPID GROWTH AND EXPANSION COULD CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR LIMITED PERSONAL AND OTHER RESOURCES.

To manage our possible future growth effectively, we will be required to continue to improve our operational, financial, and management systems and to successfully hire, train, motivate, and manage our employees. In addition, the integration of past and future potential acquisitions and the evolution of our business plan will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to manage the growth and evolution of our current business effectively.

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

We cannot assure you that we will be able to address these risks successfully without substantial expense, delay, or other operational or financial problems.

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

More specifically, we cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE OUR FACILITIES OR THOSE OF OUR SUPPLIERS.

Our corporate headquarters in Fremont, California are located near major earthquake faults which have experienced earthquakes in the past. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

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

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may harm the price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY FLUCTUATIONS. We are exposed to foreign currency fluctuations primarily through our foreign operations. This exposure is the result of the foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecast for a three-month period. If there is a need to hedge this risk, we will enter into transactions to purchase currency in the open market; or enter into forward currency exchange contracts which are currently available under our bank lines of credit. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of the first quarter of fiscal 2001, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

INTEREST RATE SENSITIVITY. We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We do not regularly hold investments with maturity dates beyond 90 days. The market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. This exposure is not hedged because a hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements. The short-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method.
This designation is reevaluated as of each balance sheet date. At June 30, 2000, short-term investments consisted of auction rate securities of $12.4 million. As of June 30, 2000, there were no significant differences between the fair market value and the underlying cost of such investments.

                          PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Stockholders of Exar Corporation was held on June 8, 2000 in Fremont, California. The matter voted upon at the meeting and the number of affirmative and negative votes cast with respect to such matter were as follows:

                                                     Affirmative                 Negative                Abstained
                                                     -----------                 --------                ---------
Resolution to approve an amendment
to the Company's Amended and Restated
Certificate of Incorporation to increase the
Number of shares of Common Stock from
25,000,000 shares to 100,000,000 shares.             9,433,359                   6,999,281               430,815


ITEM 5. - OTHER INFORMATION

Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2001 annual meeting of stockholders must provide specified information to the Company prior to March 31, 2001 (unless such matters are included in the Company's proxy statement pursuant to rule 14A-3 under the Securities Exchange Act of 1934, as amended).


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         Exhibit Number                     Description of Document
         --------------                     -----------------------
                  27.0                      Financial Data Schedule

(b) The Registrant filed a report on Form 8-K dated June 22, 2000. In Item 5 of Form 8-K, Other Events, the Company reported that it had filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation. The amendment increased the number of Exar's authorized shares of common stock from 25,000,000 to 100,000,000. The amendment had been approved by Exar's stockholders at a special meeting held on June 8, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION



By                    /s/                                 Date: August 11, 2000
  --------------------------------------------------------
                      Donald L. Ciffone, Jr.
                      President
                      Chief Executive Officer



By                    /s/                                 Date: August 11, 2000
  --------------------------------------------------------
                      Ronald W. Guire
                      Executive Vice President,
                      Chief Financial Officer,
                      Secretary

                                                   EXHIBIT INDEX

Exhibit                                                                                 Page
-------                                                                                 ----

27.0              Financial Data Schedule  ..............................................27

                                       26