Form 10-Q
period 2000-09-30
EXAR CORP
filed 2000-11-13
CIK 753568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q







[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

Commission File No. 0-14225

                                EXAR CORPORATION
             (Exact Name of Registrant as specified in its charter)

             Delaware                                     94-1741481
-------------------------------------------------------------------------------
(State or other jurisdiction of                          ( I.R.S. Employer
incorporation or organization)                           Identification No.)

48720 Kato Road, Fremont, California                          94538
-------------------------------------------------------------------------------
(Address  of principal executive offices)                     (Zip Code)

Registrant's Telephone number, including area code: (510) 668-7000
-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No
                                                   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at October 31, 2000
--------------------------------------------------------------------------------
  Common Stock, .0001 par value         38,503,783 shares net of treasury shares

                                TABLE OF CONTENTS



                                                                                                     PAGE
                                                                                                    -------
PART I            FINANCIAL INFORMATION

     Item 1.      Condensed Consolidated Financial Statements..........................................3-5

                  Notes to Condensed Consolidated Financial Statements................................6-10

     Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................... 10-23

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................23

PART II           OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders...................................24

     Item 5.      Other Information.................................................................... 24

     Item 6.      Exhibits and Reports on Form 8-K......................................................24

                  Signatures............................................................................25
EXHIBITS
                  Exhibit 10.9..........................................................................26
                  Exhibit 27.0..........................................................................26

                                           PART I - FINANCIAL INFORMATION
                                            ITEM 1 - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

-----------------------------------------------------------------------------------------------------------
                                                                           SEPTEMBER 30,         MARCH 31,
                                                                               2000                2000
                                                                            (UNAUDITED)
                                                                          --------------      -------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                    $     381,486         $  377,158
  Short-term investments                                                         22,815              3,000
  Accounts receivable, net                                                       12,140             11,550
  Inventories                                                                     9,490              8,299
  Prepaid expenses and other                                                      3,322              3,012
  Deferred income taxes                                                           3,482              3,369
                                                                          --------------      -------------
               Total current assets                                             432,735            406,388

PROPERTY AND EQUIPMENT, Net                                                      27,591             26,653
OTHER ASSETS                                                                      3,426              5,392
LONG-TERM INVESTMENTS                                                             1,599                  -
                                                                          --------------      -------------
TOTAL ASSETS                                                              $     465,351         $  438,433
                                                                          ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $       4,407       $      3,497
  Accrued compensation and related benefits                                       5,552              7,060
  Accrued sales commissions                                                       1,376              1,096
  Other accrued expenses                                                          1,239              1,165
  Income taxes payable                                                            6,425                  -
                                                                          --------------      -------------
               Total current liabilities                                         18,999             12,818
                                                                          --------------      -------------

LONG-TERM LIABILITIES                                                               522                574
                                                                          --------------      -------------

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                       -                    -
  Common stock; $.0001 par value; 100,000,000 and 25,000,000
     shares authorized; 38,092,749 and 37,158,363 shares outstanding            358,988            352,614
  Accumulated other comprehensive income                                            194                189
  Retained earnings                                                              86,648             72,238
                                                                          --------------      -------------
               Total stockholders' equity                                       445,830            425,041
                                                                          --------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     465,351         $  438,433
                                                                          ==============      =============


See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)


-------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                       2000            1999             2000           1999
                                                    ---------       ---------        ---------      ---------
NET SALES                                           $  31,502       $  18,550        $  58,841      $  34,801

COSTS AND EXPENSES:
  Cost of sales                                        12,957           8,160           24,392         15,462
  Research and development                              6,235           4,096           12,020          9,348
  Selling, general and administrative                   6,244           4,826           12,268         10,739
  Goodwill amortization                                     -             126                -            252
                                                    ---------       ---------        ---------      ---------
               Total costs and expenses                25,436          17,208           48,680         35,801
                                                    ---------       ---------        ---------      ---------

OPERATING INCOME (LOSS)                                 6,066           1,342           10,161        (1,000)

OTHER INCOME (EXPENSE):
  Interest income, net                                  6,656           1,265           12,728          2,281
  Gain on sale of investment                                -               -                -          7,003
  Other, net                                             (13)              31             (15)             56
                                                    ---------       ---------        ---------      ---------
               Total other income, net                  6,643           1,296           12,713          9,340
                                                    ---------       ---------        ---------      ---------

INCOME BEFORE INCOME TAXES                             12,709           2,638           22,874          8,340

INCOME TAXES                                            4,754             857            8,464          2,664
                                                    ---------       ---------        ---------      ---------
NET INCOME                                          $   7,955       $   1,781        $  14,410      $   5,676
                                                    =========       =========        =========      =========

NET INCOME PER SHARE:

BASIC                                               $    0.21       $    0.06        $    0.38      $    0.20
                                                    =========       =========        =========      =========

DILUTED                                             $    0.18       $    0.06        $    0.34      $    0.19
                                                    =========       =========        =========      =========

SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                                  37,791          28,141           37,538         28,064
                                                    =========       =========        =========      =========

DILUTED                                                43,324          31,295           42,990         30,259
                                                    =========       =========        =========      =========


See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)


-------------------------------------------------------------------------------------------------------
                                                                                      SIX MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                      2000        1999
                                                                                    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $ 14,410    $ 5,676
  Reconciliation of net income to net cash provided by
    operating activities:
      Depreciation and amortization                                                    1,909      1,989
      Deferred income taxes                                                            2,009       (301)
      Gain on sale of equipment                                                           (1)         -
      Gain on sale of investment                                                           -     (7,003)
  Changes in operating assets and liabilities:
        Accounts receivable                                                             (590)       484
        Inventories                                                                   (1,191)      (983)
        Prepaid expenses and other                                                      (310)      (410)
        Accounts payable                                                                 910       (176)
        Accrued compensation and related benefits                                     (1,508)     2,729
        Other accrued expenses                                                           354       (382)
        Income taxes payable                                                           6,425      1,054
                                                                                    --------    -------
            Net cash provided by operating activities                                 22,417      2,677
                                                                                    --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements                                   (2,855)      (834)
  Proceeds from sale of equipment and leasehold improvements                               9          -
  Purchases of short-term investments                                                (30,287)    (7,000)
  Proceeds from maturities of short-term investments                                  10,472      2,000
  Purchases of long-term investments                                                  (5,294)         -
  Proceeds from maturities of long-term investments                                    3,717          -
  Proceeds from sale of investments                                                        -     13,080
  Other assets                                                                          (156)        (4)
                                                                                    --------    -------
            Net cash provided by (used in) investing activities                      (24,394)     7,242
                                                                                    --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term liabilities                                                                  (52)       (38)
  Proceeds from issuance of common stock                                               6,374      3,298
  Acquisition of common stock                                                              -     (3,031)
                                                                                    --------    -------
            Net cash provided by financing activities                                  6,322        229
                                                                                    --------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (17)       (58)

NET INCREASE IN CASH AND EQUIVALENTS                                                   4,328     10,090

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                          377,158     79,154
                                                                                    --------    -------
CASH AND EQUIVALENTS AT END OF PERIOD                                               $381,486    $89,244
                                                                                    ========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                        $    127    $   918
                                                                                    ========    =======

  Cash paid for interest                                                            $      -    $   725
                                                                                    ========    =======


See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
-----------------------------------------------------------------------------

NOTE 1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly owned subsidiaries (collectively "Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 2000 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three months and six months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2000 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 2000 Annual Meeting of Stockholders.

Exar designs, develops and markets high-performance, high-bandwidth analog and mixed-signal silicon solutions for the worldwide communications infrastructure. The Company uses its high-speed, analog and mixed-signal design expertise, system-level knowledge and standard CMOS process technologies to offer integrated circuits, or ICs, for the communications markets that address asynchronous transmission standards, such as T/E carrier, ATM and SONET/SDH. Additionally, Exar provides solutions for the serial communications markets as well as the video and imaging markets. Exar's largest customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs.


NOTE 2.       INVENTORIES

Inventories consist of the following:

                                      SEPTEMBER 30,       MARCH 31,
                                           2000             2000
                                      -------------      ----------
    Work-in-process                     $   4,489        $   5,064
    Finished goods                          5,001            3,235
                                      -------------      ----------
                                        $   9,490        $   8,299
                                      =============      ==========


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

All common share amounts for each period reported have been adjusted for the two-for-one stock split effected on October 19, 2000. A summary of the Company's EPS is as follows (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                     2000         1999         2000       1999
                                                   -------      -------      -------    -------
NET INCOME                                         $ 7,955      $ 1,781      $14,410    $ 5,676
                                                   =======      =======      =======    =======

SHARES USED IN COMPUTATION:

  Weighted average common shares outstanding
    used in computation of basic net
    income per share                                37,791       28,141       37,538     28,064

  Dilutive effect of stock options                   5,533        3,154        5,452      2,195
                                                   -------      -------      -------    -------

  Shares used in computation of diluted net
    income per share                                43,324       31,295       42,990     30,259
                                                   =======      =======      =======    =======

BASIC NET INCOME PER SHARE                         $  0.21      $  0.06      $  0.38    $  0.20
                                                   =======      =======      =======    =======

DILUTED NET INCOME PER SHARE                       $  0.18      $  0.06      $  0.34    $  0.19
                                                   =======      =======      =======    =======


Options to purchase 1,645,300 and 1,697,968 shares of common stock at prices ranging from $53.86 to $54.75 and from $11.71 to $12.45 were outstanding as of September 30, 2000 and 1999, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be antidilutive under the treasury stock method.

NOTE 5.   COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months and six months ended September 30, 2000 and 1999, comprehensive income, which was comprised of the Company's net income for the periods, unrealized gain or loss on long-term investments and changes in cumulative translation adjustments was as follows (in thousands):

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                          2000       1999         2000      1999
                                                        -------     ------      -------    ------
NET INCOME                                              $ 7,955     $1,781      $14,410    $5,676

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Cumulative translation adjustments                        (17)        30          (17)      (58)
  Unrealized gain or loss on long-term investments           22          -           22         -
                                                        -------     ------      -------    ------
  Total Other Comprehensive Income                            5         30            5       (58)

ACCUMULATED OTHER COMPREHENSIVE INCOME                  $ 7,960     $1,811      $14,415    $5,618
                                                        =======     ======      =======    ======



NOTE 6.   INDUSTRY AND SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Under SFAS No. 131, the Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company's products and production processes as well as type of customers and distribution methods are consistent among all of the Company's devices. The Company's foreign operations consist primarily of its wholly owned subsidiaries in Japan, the United Kingdom, France and Taiwan. The Company's principal markets include North America, Asia, Europe and other countries.

The following table sets forth product line revenue:


                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                     2000        1999        2000       1999
                                   -------     -------     -------    -------
    Communications                 $24,243     $13,916     $44,264    $26,096
    Video and Imaging                5,830       3,540      11,709      6,280
    Other                            1,429       1,094       2,868      2,425
                                   -------     -------     -------    -------
                                   $31,502     $18,550     $58,841    $34,801
                                   =======     =======     =======    =======

Identifiable assets represent assets used in the Company's operations in each geographic area.

Geographic financial information is as follows:

                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                         2000        1999         2000        1999
                                       -------     -------      -------     -------
Net sales:
     United States                     $21,982     $12,526      $40,627     $23,170
     Export sales to Japan and
       Asia                              4,667       3,321        9,151       6,003
     Export sales to Western
       Europe                            4,441       2,313        8,432       4,751
     Export sales to rest of
       world                               412         193          631         469
     Japan                                   -         197            -         408
                                       -------     -------      -------     -------
                                       $31,502     $18,550      $58,841     $34,801
                                       =======     =======      =======     =======


                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                         2000        1999         2000        1999
                                       -------     -------      -------     -------
Income (Loss) from operations:
     United States                     $ 6,499     $ 1,822      $10,995     $  (106)
     Japan                                (149)       (129)        (296)       (262)
     Western Europe                       (284)       (351)        (538)       (632)
                                       -------     -------      -------     -------
                                       $ 6,066     $ 1,342      $10,161     $(1,000)
                                       =======     =======      =======     =======



                                     AT SEPTEMBER 30,     AT MARCH 31,
                                           2000               2000
                                     ----------------     ------------
Long-lived assets:
     United States                      $ 27,198            $26,621
     Japan                                   300                526
     Western Europe                          504                402
                                        --------            -------
                                        $ 28,002            $27,549
                                        ========            =======


NOTE 7.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe the adoption of this statement has had or will have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101, applications of the accounting and disclosures desired in the bulletin is required by the fourth quarter of fiscal 2001. Although we have not fully assessed the implications of SAB No. 101, management does not believe adoption of this bulletin will have a significant impact on our consolidated financial position, results of operations or cash flows.


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

OVERVIEW

We design, develop and market analog and mixed-signal ICs for the communications markets that address transmission standards, such as T/E carrier, ATM and SONET/SDH. Additionally, we provide solutions for the serial communications markets as well as the video and imaging markets. Our primary customers are large communications OEMs.

Over the past several years, we have actively refocused our business on products for the communications markets. In 1997, we chose to focus our product strategy and development efforts on the communications markets. At that time, our communications products represented 43.2% of our net sales. For the three months and six months ended September 30, 2000, our communications product sales increased to 77.0% and 75.2%, respectively, of our net sales.

Our international sales represented 30.2% and 31.0%, respectively, of our net sales for the three months and six months ended September 30, 2000. Our international sales consist of export sales from the United States denominated in United States dollars. Our international operations give rise to exposures from changes in currency exchange rates. This exposure is the result of the foreign operating expenses being denominated in foreign currency. We have adopted a set of practices to minimize our foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge operating results from our foreign subsidiaries. Although foreign sales may be subject to tariffs in certain countries or with regard to certain products, our profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers.

We recognize revenue from the sale of products when shipped to customers and distributors. Our distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock-rotation and also provide for credits to distributors in the event that we reduce the price of any product. We record an allowance based on authorized and historical patterns of returns, price protection and other concessions at the time revenue is recognized.

Our gross margins vary depending on product mix, competition, the volume of products manufactured and sold, our suppliers' ability to achieve certain manufacturing efficiencies and the cost of materials procured from our suppliers. Our newer analog and mixed-signal products, especially our communications products, generally have higher gross margins than our more mature products, and margins of any particular product may erode over time.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                 2000         1999              2000        1999
                                               -------      -------           -------     -------
Net sales                                      100.0 %      100.0 %           100.0 %     100.0 %
Cost of sales                                   41.1         44.0              41.5        44.4
                                               -------      -------           -------     -------
Gross profit                                    58.9         56.0              58.5        55.6
Research and development                        19.8         22.1              20.4        26.9
Selling, general and administrative             19.8         26.0              20.8        30.9
Goodwill amortization                              -          0.7                 -         0.7
                                               -------      -------           -------     -------
Operating income (loss)                         19.3          7.2              17.3        (2.9)
Other income, net                               21.1          7.0              21.6        26.8
                                               -------      -------           -------     -------
Income before income taxes                      40.4         14.2              38.9        23.9
Income taxes                                    15.1          4.6              14.4         7.7
                                               -------      -------           -------     -------
Net income                                      25.3 %        9.6 %            24.5 %      16.2 %
                                               =======      =======           =======     =======


PRODUCT LINE SALES AS A PERCENTAGE OF NET SALES

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                            THREE MONTHS ENDED        SIX MONTHS ENDED
                               SEPTEMBER 30,            SEPTEMBER 30,
                            2000         1999        2000         1999
                           -------      -------     -------      -------
Communications              77.0 %       75.0 %      75.2 %       75.0 %
Video and Imaging           18.5         19.1        19.9         18.0
Other                        4.5          5.9         4.9          7.0
                           -------      -------     -------      -------
                           100.0 %      100.0 %     100.0 %      100.0 %
                           =======      =======     =======      =======


THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. Net sales for the three months ended September 30, 2000 were $31.5 million compared to $18.6 million for the three months ended September 30, 1999, an increase of 69.8%. This increase was primarily due to increases in sales of our communications products, which increased 74.2% or $10.3 million when compared to the corresponding period in fiscal 2000. Net sales for the six months ended September 30, 2000 were $58.8 million compared to $34.8 million for the six months ended September 30, 1999. This increase was primarily due to increases in sales of our communications products, which increased 69.6% or $18.2 million when compared to the corresponding period in fiscal 2000. The increase in revenue was fueled by the growth in the communications product line resulting from market acceptance and design wins of transmission products.

For the three months ended September 30, 2000, sales to domestic customers increased by 75.5% to $22.0 million and international sales increased by 58.0% to $9.5 million. For the six months ended September 30, 2000, sales to domestic customers increased by 75.3% to $40.6 million and international sales increased by 56.6% to $18.2 million.

COST OF SALES. Cost of sales as a percentage of net sales for the three months ended September 30, 2000 decreased to 41.1% compared to 44.0% for the corresponding period in fiscal 2000. For the six months ended September 30, 2000, cost of sales as a percentage of net sales decreased to 41.5% compared to 44.4% for the corresponding period in fiscal 2000. The resulting increase in gross margins is due to a product mix shift to higher margin products resulting from the growth in communications revenue. Gross margins from sales of ICs vary depending on product mix, price competition, the volume of products manufactured and sold, the ability of our suppliers to achieve certain manufacturing efficiencies and the cost of materials procured from our suppliers. Margins on any particular product may erode over time.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 2000 represented 19.8% of net sales compared to 22.1% of net sales for the corresponding period in fiscal 2000, an increase in spending of 52.2%. Research and development expenses for the six months ended September 30, 2000 represented 20.4% of net sales compared to 26.9% of net sales for the corresponding period in fiscal 2000, resulting in a 28.6% spending increase generated by our continued investment in the development of our communications products. Our increased spending in research and development included the addition of staff in the communications product line area coupled with increases in expenditures for supplies, services and equipment for the development of communications products. A decrease in benefits expenses related to a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000 (see Other Income below) partially offset these increases in the first quarter of fiscal 2001. In the future, we expect to continue to increase spending on research and development activities, particularly for communications products. We expect research and development expenses to continue to fluctuate as a percentage of net sales as a result of the timing of expenditures and changes in the level of net sales. However, we intend to continue spending approximately 20% of net sales on research and development activities to support our growth. We do not intend to increase funding of development efforts relating to our video and imaging products, and as a result, we expect that revenues from these products will decline in future periods

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 2000 represented 19.8% of net sales compared to 26.0% of net sales for the corresponding period in fiscal 2000, an increase in spending of 29.4%. Selling, general and administrative expenses for the six months ended September 30, 2000 represented 20.8% of net sales compared 30.9% of net sales in the corresponding period in fiscal 2000, an increase in spending of 14.2%. These spending increases were due to growth in our communications product sales and increases in employee compensation. A decrease in benefits expenses related to a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000 (see Other Income below) partially offset these increases in the first quarter of fiscal 2001. In the short-term, many of the selling, general, and administrative expenses are fixed, causing a decline as a percentage of net sales in periods of rapidly rising sales and an increase as a percentage of net sales when sales growth is slower or declining.

OTHER INCOME. Other income for the three months and six months ended September 30, 2000 includes interest income of $6.7 million and $12.7 million, respectively, compared to $1.3 million and $2.3 million for the three months and six months ended September 30, 1999, respectively. The increase in interest income was mainly due to increased cash and equivalents, short-term investment and long-term investment balances resulting from $260.8 million in net proceeds received from a follow-on offering in March 2000. Other income for the six months ended September 30, 1999 includes a pre-tax $7.0 million gain on the sale of an investment related to a minority equity investment in IC Works, Inc. In April 1999, we received approximately 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for our investment in IC Works due to the merger of Cypress Semiconductor and IC Works. We sold the majority of this stock during the three months ended June 30, 1999, resulting in a pre-tax gain of $7.0 million in other income and related employee compensation and benefits expense of $3.0 million in costs and expenses.

PROVISION FOR INCOME TAXES. The effective tax rate for the three months and six months ended September 30, 2000 was approximately 37% compared with the federal statutory rate of 35%. The difference is due to non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax, partially offset by utilization of capital loss carry-forwards and tax savings generated from our foreign sales corporation.

NET INCOME PER BASIC AND DILUTED SHARE. The increase in basic and diluted net income per share for the three months and six months ended September 30, 2000 compared to the corresponding periods in fiscal 2000, is due to the increase in net income partially offset by the increase in the weighted average common shares outstanding primarily resulting from the sale of 6,900,000 common shares, adjusted for the two-for-one stock split effected October 19, 2000, in March 2000.

To date, inflation has not had a significant impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the three months and six months ended September 30, 2000, we financed our operations primarily with cash flows from operations and existing cash. At September 30, 2000, we had approximately $404.3 million of cash and equivalents and short-term investments coupled with $1.6 million of long-term investments. We have a credit facility agreement with a domestic bank under which we may execute up to $15.0 million in foreign currency transactions. At September 30, 2000, we had no foreign currency contracts outstanding.

For the six months ended September 30, 2000, we generated $22.4 million of cash from our operating activities, the result of net income of $14.4 million, a net increase in working capital of $4.1 million and non-cash items of $3.9 million. Net capital and other asset expenditures for the six months ended September 30, 2000 totaled $3.0 million, including purchases of computer equipment and software used for product development. Other investing activities for the six months ended September 30, 2000 included purchases of $30.3 million of short-term investments and $5.3 million of long-term investments offset by proceeds of $10.5 from maturities of short-term investments and $3.7 from maturities of long-term investments.

During the six months ended September 30, 2000, we received $6.4 million from the issuance of 934,386 common shares upon the exercise of stock options under our stock option plans.

We have no material firm capital commitments.

We anticipate that we will continue to finance our operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on our needs and prevailing market conditions. We believe that our cash and cash equivalents, short-term investments, long-term investments and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. From time to time, we evaluate potential acquisitions and equity investments complementary to our design expertise and market strategy, including investments in wafer fabrication foundries. To the extent that we pursue or position ourselves to pursue these transactions, we could choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us. The sale of additional equity or convertible debt could result in dilution to our stockholders.

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

OUR OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

Our operating results may fluctuate significantly. Some of the factors that affect our quarterly and annual results, many of which are difficult to control or predict, are:

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

     - fluctuations in interest rates; and

     - general economic conditions.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND OUR SUCCESS, THEREFORE, DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

     The markets for our products are characterized by:

     - rapidly changing technologies;

     - evolving and competing industry standards;

     - changing customer needs;

     - frequent new product introductions and enhancements;

     - increased integration with other functions; and

     - rapid product obsolescence.

To develop new products for our target markets we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products that meet our customers changing needs.

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

We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results.

Our future success depends, in part, on the continued service of our key design engineering, sales, marketing and executive personnel and our ability to identify, hire and retain additional personnel.

We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our Company. There is intense competition, particularly in Silicon Valley, where our headquarters are located, for qualified personnel in the semiconductor industry, in particular the highly skilled design, process and test engineers involved in the development of new communications ICs. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit key design engineers or other technical and management personnel, could harm our business.

WE DEPEND ON THIRD-PARTY FOUNDRIES TO MANUFACTURE OUR ICS.

We do not own or operate a semiconductor fabrication facility. A single foundry manufactures the majority of our products. Two foundries manufacture our products based on CMOS processes, and one foundry manufactures all of our BiCMOS products. Most of our products are based on CMOS processes. We do not have long-term wafer supply agreements with our CMOS foundries that guarantee wafer or product quantities, prices, or delivery lead times, and our CMOS foundries manufacture our products on a purchase order basis. We may not be able to maintain strong relationships with our foundries. In addition, we cannot be certain that we will continue to do business with our foundries on terms as favorable as our current terms. Other significant risks associated with the our reliance on outside foundries include:

     - the lack of assured semiconductor wafer supply and control over delivery schedules;

     - the unavailability of, or delays in obtaining access to, key process technologies;

     - limited control over quality assurance, manufacturing yields and production costs; and

     - potential misappropriation of our intellectual property.

We do not have a guaranteed level of production capacity at either of our CMOS foundries. We provide these foundries with rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry's available capacity. Therefore, our CMOS foundries could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. Accordingly, these foundries may not allocate sufficient capacity to satisfy our requirements.

WE COULD EXPERIENCE A SUBSTANTIAL DELAY OR INTERRUPTION IN THE SHIPMENT OF OUR PRODUCTS OR AN INCREASE IN OUR COSTS DUE TO THE FOLLOWING:

     - a sudden demand for an increased amount of semiconductor devices;

     - a manufacturing disruption, due to a natural disaster or other factors, experienced by one or more of our foundries or sudden reduction or elimination of any existing source or sources of semiconductor devices;

     - the need to find or qualify alternative manufacturing sources for an existing or new product; or

     - failure of our suppliers to obtain the raw materials and equipment used in the production of our ICs.

TO SECURE FOUNDRY CAPACITY, WE MAY BE REQUIRED TO ENTER INTO FINANCIAL AND OTHER ARRANGEMENTS WITH FOUNDRIES, AND SUCH AGREEMENTS MAY RESULT IN THE DILUTION OF OUR EARNINGS OR OF THE OWNERSHIP OF OUR STOCKHOLDERS.

A customer's size or the existence of a long-term agreement with the foundry may influence allocation of a foundry's manufacturing capacity. To address foundry capacity constraints, we and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries, in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or "take or pay" contracts that commit a company to purchase specified quantities of components over extended periods.

While we are not currently a party to any of these arrangements, we may decide to enter into such arrangements in the future. We cannot be sure, however, that these arrangements will be available on acceptable terms or at all. Any of these arrangements could require that we commit substantial capital. The need to commit substantial capital could require that we obtain additional debt or equity financing, which could result in the dilution of our earnings or the ownership of our stockholders, or otherwise harm our operating results.

IF OUR FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET OUR DEMANDS, OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE OUR PRODUCTS, WE MAY FACE PRODUCTION DELAYS.

Our wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture our products. As a result, we are subject to the risk that a foundry will cease production on an older or lower-volume process that it uses to produce our devices. Additionally our foundries may not continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products is based. Each of these events could increase our costs and negatively impact our ability to deliver products on time.

THE MARKETS IN WHICH WE PARTICIPATE ARE INTENSELY COMPETITIVE.

Our target markets are intensely competitive. Our ability to compete successfully in these target markets depends on the following factors:

     - designing new products that implement new technologies;

     - sub-contracting the manufacture of new products and delivering them in a timely manner;

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

In addition, the expansion of our communications product portfolio may, in the future, bring us into competition with other established communications IC companies, such as Applied Micro Circuits Corporation and Vitesse Semiconductor Corporation. Competitors in our other markets include Analog Devices, Philips Semiconductor and Texas Instruments. Many of our competitors have greater financial, technical and management resources than we have. Some of these competitors may be able to sell their products at prices that are below those at which it would be financially feasible to sell our products.

IF WE FAIL TO FURTHER PENETRATE THE MARKETS FOR COMMUNICATIONS ICS OR IF THESE MARKETS FAIL TO GROW AS EXPECTED, OUR REVENUES COULD STOP GROWING AND MAY DECLINE.

A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of communications ICs, particularly products based on the T1/E1, T3/E3 and ATM transmission standards. To be successful, we must continue to penetrate these markets. Furthermore, if these markets fail to grow as expected our revenues could stop growing and may decline.

WE EXPECT THAT REVENUES CURRENTLY DERIVED FROM NON-COMMUNICATIONS PRODUCTS WILL DECLINE IN FUTURE PERIODS, AND OUR BUSINESS WILL BE HARMED IF OUR COMMUNICATIONS PRODUCTS FAIL TO MAKE UP FOR THIS DECLINE.

We do not intend to increase funding of development efforts relating to our serial communications and video and imaging products, and as a result, we expect that revenues from these products will decline in future periods. In addition, the markets for these products are subject to extreme price competition and we may not be able to reduce our costs in response to declining average selling prices. Even if we reduce costs, our customers in these markets may not purchase these products. Moreover, these markets may decrease in size in the future. If our communications products fail to make up for any revenue shortfall, our business may be harmed.

OUR DEPENDENCE ON THIRD-PARTY SUB-CONTRACTORS TO ASSEMBLE AND TEST OUR PRODUCTS INCREASES THE RISK THAT WE WILL NOT HAVE AN ADEQUATE SUPPLY OF PRODUCTS TO MEET DEMAND OR THAT OUR COST OF MATERIALS WILL BE HIGHER THAN EXPECTED.

We depend on independent sub-contractors for the assembly and testing of our products. Such reliance on these sub-contractors involves the following significant risks:

     - reduced control over delivery schedules and quality;

     - the potential lack of adequate capacity during periods of excess demand;

     - difficulties selecting and integrating new sub-contractors;

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

OUR RELIANCE UPON FOREIGN SUPPLIERS EXPOSES US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

We use semiconductor assembly and test sub-contractors throughout Asia for most of our products, and we intend to continue transferring our testing and shipping operations to offshore subcontractors. Our dependence on these subcontractors involves the following substantial risks:

     - political and economic instability;

     - disruption to transportation from Asia;

     - embargo affecting the availability of raw materials, equipment or services;

     - changes in tax laws, tariffs and freight rates; and

     - compliance with local or foreign regulatory requirements.

These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

OUR RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN OPERATING RESULTS.

International sales accounted for 30.2% and 31.0% of our net sales for the three months and six months ended September 30, 2000, respectively, compared to 32.5% and 33.4% of net sales for the three months and six months ended September 30, 1999, respectively. Our reliance on foreign customers could cause our operating results to fluctuate due to the following factors:

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

     - the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

     - potentially adverse tax consequences.

In addition, because sales of our products have been denominated, to date, primarily in United States dollars, increases in the value of the United States Dollar could increase the relative price of our products so that they become more expensive to customers in the local currency of a particular country. Future international activity may result in increased foreign currency denominated sales. Furthermore, because some of our customer purchase orders and agreements that are governed by foreign laws, we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded.

WE RELY ON OUR DISTRIBUTORS AND SALES REPRESENTATIVES TO SELL MANY OF OUR PRODUCTS.

We sell many of our products through distributors and sales representatives. Such distributors and sales representatives could reduce or discontinue sales of our products. Distributors and sales representatives may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. If some or all of these distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

BECAUSE OUR COMMUNICATIONS ICS TYPICALLY HAVE LENGTHY SALES CYCLES, WE MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF SALES REVENUE.

Due to the communications IC product cycle, it usually takes more than 12 months for us to realize volume shipments of our communications ICs after we first contact a customer. We commence by working with our customers to achieve a design win, which may take nine months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional three months or longer. As a result, a significant period of time may elapse between our research and development and sales efforts and the realization of revenue, if any, from volume purchasing of our communications products by our customers.

OUR BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

Due to possible customer-driven changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period or the failure of our backlog to result in future revenue, could harm our business could be harmed.

OUR OPERATING EXPENSES ARE RELATIVELY FIXED, AND MATERIALS MAY BE ORDERED IN ADVANCE OF ANTICIPATED CUSTOMER DEMAND. THEREFORE, WE MAY HAVE LIMITED ABILITY TO REDUCE EXPENSES QUICKLY IN RESPONSE TO ANY REVENUE SHORTFALLS.

We may experience revenue shortfalls due to the following reasons:

     - significant pricing pressures that occur because of declines in average selling prices over the life of a product;

     - sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers and, in turn, harm our ability to meet sales obligations; and

     - the reduction, rescheduling or cancellation of customer orders.

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

PERIODS OF RAPID GROWTH AND EXPANSION COULD CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR LIMITED PERSONAL AND OTHER RESOURCES.

To manage our possible future growth effectively, we will be required to continue to improve our operational, financial, and management systems and to successfully hire, train, motivate and manage our employees. In addition, the integration of past and future potential acquisitions and the evolution of our business plan will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to manage the growth and evolution of our current business effectively.

WE HAVE, IN THE PAST AND MAY IN THE FUTURE, MAKE ACQUISITIONS, WHICH WILL INVOLVE NUMEROUS RISKS. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ADDRESS THESE RISKS SUCCESSFULLY WITHOUT SUBSTANTIAL EXPENSE, DELAY OR OTHER OPERATIONAL OR FINANCIAL PROBLEMS.

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

We may not be able to address these risks successfully without substantial expense, delay, or other operational or financial problems.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY.

Our ability to compete is affected by our ability to protect our proprietary information. We rely on a combination of patents, trademarks, copyrights, mask work registrations, trade secret laws, confidentiality procedures, and non-disclosure and licensing arrangements to protect our intellectual property. Despite these efforts, we cannot be certain that the steps taken to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology.

More specifically, we cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will provide us a competitive advantage or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or which we settle, would, at a minimum, be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, or at all.

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE OUR FACILITY OR THOSE OF OUR SUPPLIERS.

Our corporate headquarters in Fremont, California are located near major earthquake faults, which have experienced earthquakes in the past. In addition, some of our suppliers are located near areas with seismic activity. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

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

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions may harm the price of our common stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY FLUCTUATIONS. We are exposed to foreign currency fluctuations primarily through our foreign operations. This exposure is the result of the foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, we will enter into transactions to purchase currency in the open market; or enter into forward currency exchange contracts which are currently available under our bank lines of credit. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For the three months and six months ended September 30, 2000, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

INTEREST RATE SENSITIVITY. We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. This exposure is not hedged because a hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Both short-term and long-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At September 30, 2000, short-term investments consisted of auction rate securities, government and corporate securities of $22.8 million and long-term investments consisted of government and corporate securities of $1.6 million. At September 30, 2000, there were no significant differences between the fair market value and the underlying cost of such investments.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of the Stockholders of Exar Corporation was held on September 7, 2000 in Fremont, California. Due to the fact that the vote was held prior to the effective date of the two-for-one stock split, the following results are presented on a pre-split basis:

                                                     AFFIRMATIVE     WITHHELD
                                                     -----------     --------
Resolution to elect to the Board of Directors
to hold office until the 2003 Annual
Meeting of Stockholders.

     James E. Dykes                                  16,711,143       348,178
     Frank P. Carrubba                               16,711,021       348,300


                                                     AFFIRMATIVE      NEGATIVE       ABSTAINED
                                                     -----------      ---------      ---------
Resolution to approve the Company's 1997
Equity Incentive Plan, as amended, to
increase the aggregate number of shares of
Common Stock authorized for issuance
under such plan by 800,000 shares.                    7,397,293       9,179,009       483,019


ITEM 5.  OTHER INFORMATION

Pursuant to our Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2001 Annual Meeting of Stockholders must provide specified information to the Company no later than March 31, 2001 (unless such matters are included in the Company's proxy statement pursuant to rule 14A-3 under the Securities Exchange Act of 1934, as amended).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         EXHIBIT NUMBER                DESCRIPTION OF DOCUMENT
         --------------                -----------------------
             10.9                      2000 Equity Incentive Plan
             27.0                      Financial Data Schedule

(b) During the quarter for which this report is filed, the Registrant filed no reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION



By            /s/                                 Date: November 13, 2000
    -------------------------------------------
              Donald L. Ciffone, Jr.
              President
              Chief Executive Officer



By            /s/                                 Date: November 13, 2000
    -------------------------------------------
              Ronald W. Guire
              Executive Vice President,
              Chief Financial Officer,
              Secretary

                                  EXHIBIT INDEX


EXHIBIT
-------

10.9           2000 Equity Incentive Plan

27.0           Financial Data Schedule