Form 10-Q
period 2000-12-31
EXAR CORP
filed 2001-02-12
CIK 753568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For quarterly period ended December 31, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

Commission File No. 0-14225

                                EXAR CORPORATION
             (Exact Name of Registrant as specified in its charter)

             Delaware                                  94-1741481
--------------------------------------------------------------------------------
(State or other jurisdiction of                    ( I.R.S. Employer
 incorporation or organization)                    Identification No.)


  48720 Kato Road, Fremont, California                    94538
--------------------------------------------------------------------------------
(Address  of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (510) 668-7000
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

             Class                         Outstanding at January 31, 2001
--------------------------------------------------------------------------------
  Common Stock, .0001 par value        38,856,176 shares net of treasury shares

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I            FINANCIAL INFORMATION

     Item 1.      Condensed Consolidated Financial Statements.....................................   3-5

                  Notes to Condensed Consolidated Financial Statements............................   6-9

     Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................................... 10-23

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk......................    23

PART II           OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K................................................    24

                  Signatures......................................................................    24
EXHIBITS


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                                                     DECEMBER 31,         MARCH 31,
                                                                                         2000               2000
                                                                                     (UNAUDITED)
                                                                                    --------------     --------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                                  $ 362,903          $ 377,158
  Short-term investments                                                                   37,896              3,000
  Accounts receivable, net                                                                 16,911             11,550
  Inventories                                                                               8,832              8,299
  Prepaid expenses and other                                                                4,032              3,012
  Deferred income taxes                                                                     4,831              3,369
                                                                                    --------------     --------------
               Total current assets                                                       435,405            406,388

PROPERTY AND EQUIPMENT, Net                                                                27,711             26,653
OTHER ASSETS                                                                                3,331              5,392
LONG-TERM INVESTMENTS                                                                      21,224                -
                                                                                    --------------     --------------
TOTAL ASSETS                                                                            $ 487,671          $ 438,433
                                                                                    ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                      $   5,117          $   3,497
  Accrued compensation and related benefits                                                 7,685              7,060
  Accrued sales commissions                                                                 1,611              1,096
  Other accrued expenses                                                                    1,857              1,165
  Income taxes payable                                                                     12,150                -
                                                                                    --------------     --------------
               Total current liabilities                                                   28,420             12,818
                                                                                    --------------     --------------
LONG-TERM LIABILITIES                                                                         498                574
                                                                                    --------------     --------------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value; 2,250,000 shares authorized;
        no shares outstanding                                                                 -                  -
  Common stock; $.0001 par value; 100,000,000 and 25,000,000
     shares authorized; 38,672,870 and 37,158,363 shares outstanding                      362,871            352,614
  Accumulated other comprehensive income                                                      255                188
  Retained earnings                                                                        95,627             72,239
                                                                                    --------------     --------------
               Total stockholders' equity                                                 458,753            425,041
                                                                                    --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 487,671          $ 438,433
                                                                                    ==============     ==============

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       DECEMBER 31,                        DECEMBER 31,
                                                                  2000            1999                2000             1999
                                                             -------------   -------------       --------------   -------------
NET SALES                                                        $ 32,515        $ 20,708             $ 91,356        $ 55,509

COSTS AND EXPENSES:
  Cost of sales                                                    12,993           8,947               37,385          24,409
  Research and development                                          5,739           4,151               17,293          13,041
  Selling, general and administrative                               6,804           5,408               19,538          16,605
  Goodwill amortization                                               -               126                  -               378
                                                             -------------   -------------       --------------   -------------
               Total costs and expenses                            25,536          18,632               74,216          54,433
                                                             -------------   -------------       --------------   -------------
OPERATING INCOME                                                    6,979           2,076               17,140           1,076

OTHER INCOME (EXPENSE):
  Interest income, net                                              7,025           1,485               19,753           3,766
  Gain on sale of investment                                          -               -                    -             7,003
  Other, net                                                          248             (62)                 233              (6)
                                                             -------------   -------------       --------------   -------------
               Total other income, net                              7,273           1,423               19,986          10,763
                                                             -------------   -------------       --------------   -------------

INCOME BEFORE INCOME TAXES                                         14,252           3,499               37,126          11,839

INCOME TAXES                                                        5,273           1,124               13,737           3,788
                                                             -------------   -------------       --------------   -------------

NET INCOME                                                       $  8,979        $  2,375             $ 23,389        $  8,051
                                                             =============   =============       ==============   =============

NET INCOME PER SHARE:

BASIC                                                            $   0.23        $   0.08             $   0.62        $   0.29
                                                             =============   =============       ==============   =============

DILUTED                                                          $   0.21        $   0.07             $   0.54        $   0.26
                                                             =============   =============       ==============   =============

SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC                                                              38,503          28,615               37,859          28,248
                                                             =============   =============       ==============   =============

DILUTED                                                            43,138          32,819               43,039          31,112
                                                             =============   =============       ==============   =============

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)


                                                                                                   NINE MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                                 2000             1999
                                                                                             ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                   $  23,389         $ 8,051
  Reconciliation of net income to net cash provided by operating activities:
      Depreciation and amortization                                                                2,904           2,999
      Deferred income taxes                                                                        1,459            (294)
      Gain on sale of equipment                                                                      -              (474)
      Gain on sale of investment                                                                     -            (7,003)
  Changes in operating assets and liabilities:
        Accounts receivable                                                                       (5,361)            482
        Inventories                                                                                 (533)         (1,841)
        Prepaid expenses and other                                                                (1,819)           (172)
        Accounts payable                                                                           1,620              17
        Accrued compensation and related benefits                                                    625           2,804
        Other accrued expenses                                                                     1,207            (331)
        Income taxes payable                                                                      12,150           2,144
                                                                                             ------------     -----------
            Net cash provided by operating activities                                             35,641           6,382
                                                                                             ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements                                               (3,971)         (1,905)
  Proceeds from sale of equipment and leasehold improvements                                           9             548
  Purchases of short-term investments                                                            (56,038)        (21,340)
  Proceeds from maturities of short-term investments                                              21,142           3,710
  Purchases of long-term investments                                                             (28,557)            -
  Proceeds from maturities of long-term investments                                                7,450             -
  Proceeds from sale of investments                                                                  -            13,080
  Other assets                                                                                       (61)           (344)
                                                                                             ------------     -----------
            Net cash used in investing activities                                                (60,026)         (6,251)
                                                                                             ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term liabilities                                                                              (77)           (104)
  Proceeds from issuance of common stock                                                          10,257           8,442
  Acquisition of common stock                                                                        -            (3,392)
                                                                                             ------------     -----------
            Net cash provided by financing activities                                             10,180           4,946
                                                                                             ------------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                              (50)            (33)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                  (14,255)          5,044

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                      377,158          79,154
                                                                                             ------------     -----------
CASH AND EQUIVALENTS AT END OF PERIOD                                                          $ 362,903         $84,198
                                                                                             ============     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for income taxes                                                                   $     218         $   920
                                                                                             ============     ===========
  Cash paid for interest                                                                       $     -           $   725
                                                                                             ============     ===========

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly owned subsidiaries (collectively "Exar" or the "Company"). Such financial statements have been prepared in conformity with generally accepted accounting principles consistent with those reflected in the Company's 2000 annual report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the three months and nine months ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the full year.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2000.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Exar designs, develops and markets high-performance, high-bandwidth analog and mixed-signal silicon solutions for the worldwide communications infrastructure. The Company utilizes its high-speed, analog and mixed-signal design expertise, system-level knowledge and standard CMOS process technologies to offer integrated circuits, or ICs, for the communications markets that address transmission standards, such as T/E carrier, ATM and SONET/SDH. Additionally, Exar provides solutions for the serial communications markets as well as the video and imaging markets. For the nine months ended December 3, 2000, Exar's largest customers' included Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs.


NOTE 2.       INVENTORIES

Inventories consist of the following (in thousands):

                                         DECEMBER 31,       MARCH 31,
                                             2000             2000
                                        -------------    -------------
    Work-in-process                       $  4,911         $  5,064
    Finished goods                           3,921            3,235
                                        -------------    -------------
                                          $  8,832         $  8,299
                                        =============    =============

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

NOTE 4.       NET INCOME PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

All common share amounts for each period reported have been adjusted for the tow-for-one stock split effected October 19, 2000. A summary of the Company's EPS is as follows (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    DECEMBER 31,                       DECEMBER 31,
                                                                2000            1999              2000            1999
                                                            ------------    ------------      ------------   -------------
NET INCOME                                                      $ 8,979         $ 2,375          $ 23,389         $ 8,051
                                                            ============    ============      ============   =============

SHARES USED IN COMPUTATION:

  Weighted average common shares outstanding used in
   computation of basic net income per share                     38,503          28,615            37,859          28,248

  Dilutive effect of stock options                                4,635           4,204             5,180           2,864
                                                            ------------    ------------      ------------   -------------

  Shares used in computation of diluted net income
   per share                                                     43,138          32,819            43,039          31,112
                                                            ============    ============      ============   =============

BASIC NET INCOME PER SHARE                                      $  0.23         $  0.08          $   0.62         $  0.29
                                                            ============    ============      ============   =============

DILUTED NET INCOME PER SHARE                                    $  0.21         $  0.07          $   0.54         $  0.26
                                                            ============    ============      ============   =============



Options to purchase 1,762,561 and 40,500 shares of common stock at prices ranging from $41.55 to $60.75 and $16.21 were outstanding as of December 31, 2000 and 1999, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 5.   COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months and nine months ended December 31, 2000 and 1999, comprehensive income, which was comprised of the Company's net income for the periods, unrealized gain or loss on long-term investments and changes in cumulative translation adjustments is as follows (in thousands):

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           DECEMBER 31,                    DECEMBER 31,
                                                                     2000               1999          2000              1999
                                                                 -----------        -----------    ----------        ----------
NET INCOME                                                          $ 8,979            $ 2,375       $23,389           $ 8,051

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Cumulative translation adjustments                                    (34)                25           (50)              (33)
  Unrealized gain or loss on long-term investments                       95                  -           117
                                                                 -----------        -----------    ----------        ----------
  Total Other Comprehensive Income (Loss)                                61                 25            67               (33)

COMPREHENSIVE INCOME                                                $ 9,040            $ 2,400       $23,456           $ 8,018
                                                                 ===========        ===========    ==========        ==========

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gain
(loss) on available-for-sale investments and foreign currency translation adjustments.

NOTE 6.   INDUSTRY AND SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Under SFAS No. 131, the Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company's products and production processes as well as type of customers and distribution methods are consistent among all of the Company's devices. The Company's foreign operations are conducted primarily through its wholly owned subsidiaries in Japan, the United Kingdom, France and Taiwan. The Company's principal markets include North America, Asia, and Europe.

The following table sets forth net income by product line revenue:

                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                 DECEMBER 31,                    DECEMBER 31,
                            2000             1999            2000            1999
                        ------------     ------------    -----------     ------------
Communications             $ 24,636         $ 15,328       $ 68,900         $ 41,424
Video and Imaging             6,324            3,578         18,033            9,858
Other                         1,555            1,802          4,423            4,227
                        ------------     ------------    -----------     ------------
                           $ 32,515         $ 20,708       $ 91,356         $ 55,509
                        ============     ============    ===========     ============

Identifiable assets represent assets used in the Company's operations in each geographic area.

Geographic financial information is as follows:

                                                     THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                        DECEMBER 31,                                  DECEMBER 31,
                                               2000                    1999                  2000                    1999
                                      -----------------------    -----------------  -----------------------    ------------------
Net sales:
     United States                                  $ 22,273              $ 14,480                $ 62,900              $ 37,650
     Export sales to Japan and Asia                    5,801                 2,986                  14,952                 8,989
     Export sales to Western Europe                    3,931                 2,910                  12,363                 7,661
     Export sales to rest of world                       510                   146                   1,141                   615
     Japan                                                 -                   186                       -                   594
                                      -----------------------    -----------------  -----------------------    ------------------
                                                    $ 32,515              $ 20,708                $ 91,356              $ 55,509
                                      =======================    ================== =======================    ==================

                                                     THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                        DECEMBER 31,                                  DECEMBER 31,
                                               2000                    1999                  2000                    1999
                                      -----------------------    -----------------  -----------------------    ------------------
Income (Loss) from operations:
     United States                                   $ 7,391               $ 2,444                $ 18,386               $ 2,338
     Japan                                              (137)                 (133)                   (433)                 (395)
     Western Europe                                     (275)                 (235)                   (813)                 (867)
                                      -----------------------    -----------------  -----------------------    ------------------
                                                     $ 6,979               $ 2,076                $ 17,140               $ 1,076
                                      =======================    ================== =======================    ==================

                                          AT DECEMBER 31,           AT MARCH 31,
                                               2000                    2000
                                      -----------------------    -----------------
Long-lived assets:
     United States                                  $ 27,294              $ 26,621
     Japan                                               270                   526
     Western Europe                                      456                   402
                                      -----------------------    -----------------
                                                    $ 28,020              $ 27,549
                                      =======================    ==================

NOTE 7.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe the adoption of this statement has will have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101, applications of the accounting and disclosures desired in the bulletin is required by the fourth quarter of fiscal 2001. Management does not believe that the adoption of SAB No. 101 will have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THAT ARE INCLUDED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000 FOR EXAR CORPORATION. THIS QUARTERLY REPORT ON FORM 10-Q, AND IN PARTICULAR THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE "RISK FACTORS" DISCUSSED BELOW. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING ASSUMPTIONS.

OVERVIEW

We design, develop and market analog and mixed-signal ICs for the communications markets that address Wide Area Network ("WAN") transmission standards, such as T/E carrier, ATM and SONET/SDH. Additionally, we provide solutions for the serial communications markets as well as the video and imaging markets. Our primary customers are large communications OEMs.

In 1997 we chose to refocus our business strategy and developmental efforts on the communications markets. At that time, our communications products represented 43.2% of our net sales. For the three months and nine months ended December 31, 2000, our communications product sales increased to 75.8% and 75.4%, respectively, of our net sales.

Our international sales represented 31.5% and 31.2%, respectively, of our net sales for the three months and nine months ended December 31, 2000, compared to 30.1% and 32.2%, respectively, of net sales for the same period in fiscal 2000. Our international sales consist of export sales from the United States denominated in United States dollars. Such international operations give rise to exposures from changes in currency exchange rates due to the result of our foreign operating expenses being denominated in foreign currency. We have adopted a set of practices to minimize our foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge operating results from our foreign subsidiaries. Although foreign sales may be subject to tariffs in certain countries or with regard to certain products, our profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers.

We recognize revenue from the sale of products when shipped to customers and distributors. Our distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock-rotation and also provide for credits to distributors in the event that we reduce the price of any product. We record an allowance at the time revenue is recognized based on authorized and historical patterns of returns, price protection and other concessions.

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

                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         DECEMBER 31,                           DECEMBER 31,
                                                 2000                   1999            2000                  1999
                                            -------------           ----------     -------------           ----------
Net sales                                          100.0 %              100.0 %           100.0 %              100.0 %
Cost of sales                                       40.0                 43.2              40.9                 44.0
                                            -------------           ----------     -------------           ----------
Gross profit                                        60.0                 56.8              59.1                 56.0
Research and development                            17.7                 20.0              18.9                 23.5
Selling, general and administrative                 20.9                 26.1              21.4                 29.9
Goodwill amortization                                -                    0.6               -                    0.7
                                            -------------           ----------     -------------           ----------
Operating income (loss)                             21.4                 10.1              18.8                  1.9
Other income, net                                   22.4                  6.9              21.9                 19.4
                                            -------------           ----------     -------------           ----------
Income before income taxes                          43.8                 17.0              40.7                 21.3
Income taxes                                        16.2                  5.4              15.0                  6.8
                                            -------------           ----------     -------------           ----------
Net income                                          27.6 %               11.6 %            25.7 %               14.5 %
                                            =============           ==========     =============           ==========

PRODUCT LINE SALES AS A PERCENTAGE OF NET SALES

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                   DECEMBER 31,                     DECEMBER 31,
                              2000             1999            2000            1999
                           ---------        ---------      ---------        ---------
Communications                75.8%            74.0%          75.4%            74.6%
Video and Imaging             19.4%            17.3%          19.8%            17.8%
Other                          4.8%             8.7%           4.8%             7.6%
                           ---------        ---------      ---------        ---------
                             100.0%           100.0%         100.0%           100.0%

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1999

NET SALES. Net sales for the three months ended December 31, 2000 were $32.5 million compared to $20.7 million for the three months ended December 31, 1999, an increase of 57.0%. This increase was primarily due to an increase in the revenue composition of communications products, which increased 60.7% or $9.3 million when compared to the corresponding period in fiscal 2000. Net sales for the nine months ended December 31, 2000 were $91.4 million compared to $55.5 million for the nine months ended December 31, 1999. Fueling this increase was the continued growth in sales of our communications products, which increased 66.3% or $27.5 million when compared to the corresponding period in fiscal 2000. Communications products represented 75.8% and 75.4%, respectively, of our net sales for the three months and nine months ended December 31, 2000. This continued growth in communications product sales resulted primarily from market acceptance and previous design wins going into production of our transmission products. Design wins in the reference period would not have significant revenue contribution.

For the three months ended December 31, 2000, sales to domestic customers increased by 53.8% to $22.3 million and international sales increased by 64.5% to $10.2 million. For the nine months ended December 31, 2000, sales to domestic customers increased by 67.1% to $62.9 million and international sales increased by 59.3% to $28.5 million.

For the three months ended December 31, 2000 we have experienced a slow-down in on quarter-on-quarter revenue growth due to what we believe are inventory channel adjustments. Additionally, the Company experienced bookings for future revenue at a lower rate than current shipments.

COST OF SALES. Cost of sales as a percentage of net sales for the three months ended December 31, 2000 decreased to 40.0% compared to 43.2% for the corresponding period in fiscal 2000. For the nine months ended December 31, 2000, cost of sales as a percentage of net sales decreased to 40.9% compared to 44.0% for the corresponding period in fiscal 2000. The resulting increase in gross margins is related to the shift in product to higher margin products resulting from the growth in communications revenue, primarily from transmission product sales. Gross margins from sales of ICs vary depending on product mix, price competition, the volume of products manufactured and sold, the ability of our suppliers to achieve certain manufacturing efficiencies and the cost of materials procured from our suppliers. Margins on any particular product may erode over time.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended December 31, 2000 represented 17.7% of net sales compared to 20.0% of net sales for the corresponding period in fiscal 2000, an increase of 38.3%. Research and development expenses for the nine months ended December 31, 2000 represented 18.9% of net sales compared to 23.5% of net sales for the corresponding period in fiscal 2000, resulting in a 32.6% spending increase generated by our continued investment in the development of our communications products. Our increased spending in research and development included the addition of staff in the communications product line area coupled with increases in expenditures for supplies, services and equipment used in the development activities of communications products. A decrease in benefits expenses related to a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000 (see Other Income below) partially offset these increases in the first quarter of fiscal 2001. In the future, we expect to continue to increase spending on research and development activities, particularly for communications products. We expect research and development expenses to continue to fluctuate as a percentage of net sales as a result of the timing of expenditures and changes in the level of net sales. However, we intend to spend approximately 20% of net sales on research and development activities to support our growth. We do not intend to increase funding of development efforts relating to our video and imaging products, and as a result, we expect that revenues from these products will decline in future periods as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended December 31, 2000 represented 20.9% of net sales compared to 26.1% of net sales for the corresponding period in fiscal 2000, an increase of 25.8%. Selling, general and administrative expenses for the nine months ended December 31, 2000 represented 21.4% of net sales compared 29.9% of net sales in the corresponding period in fiscal 2000, an increase of 9.0%. This spending increase was due to growth in our communications product sales and increases in employee compensation. A decrease in benefits expenses related to a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000 (see Other Income below) partially offset these increases in the first quarter of fiscal 2001. In the short-term, many of the selling, general, and administrative expenses are fixed, causing a decline as a percentage of net sales in periods of rapidly rising sales and an increase as a percentage of net sales when sales growth is slower or declining.

OTHER INCOME. Other income for the three months and nine months ended December 31, 2000 includes interest income of $7.0 million and $19.8 million, respectively, compared to $1.5 million and $3.8 million for the three months and nine months ended December 31, 1999, respectively. The increase in other income was the result of increased cash and equivalents, short-term investment and long-term investment balances resulting from $260.8 million in net proceeds received from the public sale of 6,900,000 common shares in March 2000. Other income for the nine months ended December 31, 1999 includes a pre-tax $7.0 million gain on the sale of our minority equity investment in IC Works. In April 1999, we received approximately 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for our investment in IC Works due to the merger of Cypress Semiconductor and IC Works. We sold the majority of this stock during the three months ended June 30, 1999, resulting in a pre-tax gain of $7.0 million in other income and related employee compensation and benefits expense of $3.0 million.

PROVISION FOR INCOME TAXES. The effective tax rate for the three months and nine months ended December 31, 2000 was approximately 37% compared with the federal statutory rate of 35%. The difference is due to non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income, partially offset by utilization of capital loss carry-forwards and tax savings generated from our foreign sales corporation.

NET INCOME PER BASIC AND DILUTED SHARE. The increase in basic and diluted net income per share for the three months and nine months ended December 31, 2000 compared to the corresponding periods in fiscal 2000 is due to the increased net income for the period partially offset by the increase in the weighted average common shares outstanding primarily resulting from the public sale of 6,900,000 common shares in March 2000.

To date, inflation has not had a significant impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the three months and nine months ended December 31, 2000, our operations were financed primarily with cash flows from operations in conjunction with existing cash. At December 31, 2000, total cash, equivalents and both short-term and long-term investments, was approximately $422.0 million, comprised of $362.9 million of cash and equivalents, $37.9 million of short-term investments and $21.2 million of long-term investments. We have a credit facility agreement with a domestic bank under which we may execute up to $15.0 million in foreign currency transactions. At December 31, 2000, we had no foreign currency contracts outstanding.

For the nine months ended December 31, 2000, we generated $35.6 million of cash from our operating activities, the result of net income of $23.4 million, a net increase in working capital of $7.9 million and non-cash items of $4.4 million. Net capital and other asset expenditures for the nine months ended December 31, 2000 totaled $4.0 million, including purchases of computer equipment and software used for product development. Other investing activities for the nine months ended December 31, 2000 included purchases of $56.0 million of short-term investments and $28.6 million of long-term investments offset by proceeds of $21.1 from maturities of short-term investments and $7.5 from maturities of long-term investments.

During the nine months ended December 31, 2000, we received $10.3 million from the issuance of 1,514,507 common shares upon the exercise of stock options under our stock option plans.

We have no material firm capital commitments.

We anticipate that we will continue to finance our operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on needs and prevailing market conditions. We believe that our cash and cash equivalents, short-term investments, long-term investments and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. From time to time, we evaluate potential acquisitions and equity investments complementary to our design expertise and market strategy, including investments in wafer fabrication foundries. To the extent that we pursue or position ourselves to pursue these transactions, we could choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us. The sale of additional equity or convertible debt could result in dilution to our stockholders.

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

     - the ability of our customers to obtain components from their other suppliers and customers;

     -    general conditions in the communications and semiconductor industries;

     -    fluctuations in interest rates;

     -    inventory build-up in channel; and

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

WE MAY FAIL TO ATTRACT OR RETAIN KEY PERSONNEL.

Our future success depends, in part, on the continued service of our key design engineering, sales, marketing and executive personnel and our ability to identify, hire and retain additional personnel.

We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our Company. There is intense competition, particularly in Silicon Valley, where our headquarters are located, for qualified personnel in the semiconductor industry, in particular the highly skilled design, process, software application support, and test engineers involved in the development of new communications ICs. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit key design engineers or other technical and management personnel, could harm our business.

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

Because the IC markets are highly fragmented, we generally encounter different competitors in our various market areas. Competitors with respect to our communications products include Conexant Systems, PMC-Sierra, Inc. and TranSwitch Corporation. In addition, the expansion of our communications product portfolio may, in the future, bring us into competition with other established communications IC companies, such as Applied MicroCircuits Corporation and Vitesse Semiconductor Corporation. Competitors in our other markets include Analog Devices, Philips Semiconductor and Texas Instruments. Many of our competitors have greater financial, technical and management resources than we have. Some of these competitors may be able to sell their products at prices that are below those at which it would be financially feasible to sell our products.

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

     - the potential lack of adequate capacity during periods of increasing demand;

     - difficulties selecting, qualifying and integrating new sub-contractors;

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

OUR RELIANCE UPON FOREIGN SUPPLIERS EXPOSES US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

We use semiconductor assembly and test sub-contractors throughout Asia for most of our products, and we intend to continue utilizing testing and shipping operations of offshore subcontractors. Our dependence on these subcontractors involves the following substantial risks:

     -    political and economic instability;

     -    disruption of transportation to/from Asia;

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

OUR RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN OPERATING RESULTS.

International sales accounted for 31.5% and 31.2% of our net sales for the three months and nine months ended December 31, 2000, respectively, compared to 30.1% and 32.2% of net sales for the three months and nine months ended December 31, 1999, respectively. Our reliance on foreign customers could cause our operating results to fluctuate due to the following factors:

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

     - the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

     -    potentially adverse tax consequences.

In addition, because sales of our products have been denominated, to date, primarily in United States dollars, increases in the value of the United States Dollar could increase the relative price of our products so that they become more expensive to customers in the local currency of a particular country. Future international activity may result in increased foreign currency denominated sales which could have a negative impact on margins. Furthermore, because some of our customer purchase orders and agreements that are governed by foreign laws, we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded.

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

OUR BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

Due to possible customer-driven changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period or the failure of our backlog to result in future revenue could harm our business.

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

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY.

Our ability to compete is affected by our ability to protect our proprietary information. We rely on a combination of patents, trademarks, copyrights, mask work registrations, trade secret laws, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property. Despite these efforts, we cannot be certain that the steps taken to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology.

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For the three months and nine months ended December 31, 2000, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At December 31, 2000, short-term investments consisted of auction rate securities, government and corporate securities of $37.9 million and long-term investments consisted of government and corporate securities of $22.2 million. At December 31, 2000, the difference between the fair market value and the underlying cost of such investments was attributable to the unrealized gain of $117,000.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

         Exhibit Number           Description of Document
         --------------           -----------------------
         10.1                     Executive Employment Agreement between Exar
                                  Corporation and Donald L. Ciffone, Jr.

         10.2 Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard
                                  Previte, Donald L. Ciffone, Jr.,  Michael J.
                                  Class, Roubik Gregorian, Ronald W. Guire,
                                  Susan J. Hardman, Thomas W. Jones, Thomas R.
                                  Melendrez, Stephen W. Michael, John Sramek.

(b) During the quarter for which this report is filed, the Registrant filed no reports on Form 8-K.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION



By           /s/ DONALD L. CIFFONE, JR.        Date: February 12, 2001
   ------------------------------------------
             Donald L. Ciffone, Jr.
             President
             Chief Executive Officer



By           /s/ RONALD W. GUIRE               Date: February 12, 2001
   ------------------------------------------
             Ronald W. Guire
             Executive Vice President,
             Chief Financial Officer,
             Secretary

                         EXHIBIT INDEX


Exhibit
-------
         10.1                     Executive Employment Agreement between Exar
                                  Corporation and Donald L. Ciffone, Jr.

         10.2 Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard
                                  Previte, Donald L. Ciffone, Jr.,  Michael J.
                                  Class, Roubik Gregorian, Ronald W. Guire,
                                  Susan J. Hardman, Thomas W. Jones, Thomas R.
                                  Melendrez, Stephen W. Michael, John Sramek.