Form 10-K405
period 2001-03-31
EXAR CORP
filed 2001-06-27
CIK 753568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-14225

EXAR CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer (Identification No.)

48720 Kato Road, Fremont, CA 94538
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (510) 668-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2001 was $897,022,994 based on the last sales price reported for such date.

    The number of shares outstanding of the Registrant's Common Stock was 38,848,982 as of May 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Definitive Proxy Statement filed not later than 120 days after the close of the fiscal year are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

PART I

    This Annual Report on Form 10-K (the "Annual Report") contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, the Company's future financial position, products, business development, strategy and management's plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, "believe," "may," "will," "intend," "expect," "estimate," "continue," "ongoing," and "potential" or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in particular, "Risk Factors," for a more detailed description of these significant risks and uncertainties.

ITEM 1. BUSINESS

Overview

    Exar Corporation ("Exar" or the "Company") designs, develops and markets high-performance, high-bandwidth mixed-signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company uses its high-speed, analog and mixed-signal design expertise, system-level knowledge and standard CMOS (Complementary Metal Oxide Semiconductor) process technologies to offer ICs (integrated circuits) for the communications markets that address transmission standards, such as T/E carrier, ATM (Asynchronous Transfer Mode) and SONET/SDH (Synchronous Optical Network/Synchronous Digital Hierarchy). Additionally, Exar provides solutions for the serial communications market as well as the video and imaging markets. Exar's major customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs.

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

  •
  the substantial growth in the Internet and its transformation from a text-based medium to a multimedia platform containing pictures, video and sound;

  •
  the growth of wireless communications; and

  •
  the increased demand for remote network access and higher speed, higher bandwidth communication between LANs (Local Area Networks) and WANs (Wide Area Networks).

    The majority of installed communications systems were designed to transmit only voice communications, and are therefore inadequate for the high-bandwidth transmission of both voice and data. As a result, new equipment is being deployed to augment existing transmission media and increase their bandwidth. Access to the public network is typically based on asynchronous technologies, such as T/E carrier over copper wire. The demand for greater bandwidth is driving a migration from lower-speed T1/E1 to higher-speed T3/E3 transmission rates. The T1/E1 standard permits the transmission of data at 1.5 Mbps (Megabits per second)/2.0 Mbps, and the T3/E3 standard permits the transmission of data at 45 Mbps/34 Mbps. The backbone of the public network is built on an optical fiber transmission medium that employs synchronous technologies such as SONET/SDH. Similar to the utilization of faster transmission rates over copper wire, SONET/SDH protocols such as OC-3 (Optical Carrier) (155 Mbps) and OC-12 (622 Mbps) are being upgraded to OC-48 (2.5 gigabits per second or Gbps) and OC-192 (10 Gbps) to increase the bandwidth over a single optical fiber.

    To address the evolving requirements of communications networks, OEMs (Original Equipment Manufacturers) must develop and introduce increasingly sophisticated systems at a rapid rate. To achieve the performance and functionality required of these systems, communications OEMs utilize increasingly complex communications ICs, which now account for a significant portion of the value-added proprietary content of these systems. As a result of the new equipment introductions, the proliferation of transmission standards, and the difficulty of designing and producing these ICs, equipment suppliers are increasingly outsourcing the design and production of the ICs incorporated into their systems.

    These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for high-speed communications. The worldwide T/E carrier IC market has experienced steady growth, and Dataquest estimates that it will reach $802 million by 2002. The ATM IC market has also experienced steady growth and Dataquest projects it will reach $733 million during the same time period. The SONET/SDH IC market reached $1.3 billion in 1999, and Dataquest estimates that it will grow at a compound annual growth rate of 55% to $5.0 billion by 2002.

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

The Exar Solution

    Exar designs, develops and markets high-performance, high-bandwidth mixed-signal ICs for use in the worldwide communications infrastructure. The Company's analog and mixed-signal design expertise, combined with its systems understanding, enables the Company to provide physical interface and access control solutions for WAN communications equipment. Exar offers ICs based upon the T/E carrier, ATM and SONET/SDH transmission standards. In addition, the Company provides solutions for the serial communications market and the video and imaging markets. Exar believes its products offer its customers the following benefits:

  •
  increased bandwidth through the integration of multiple channels on a single device;

  •
  reduced system noise/jitter to improve data integrity;

  •
  reduced overall system cost through the integration of multiple functions on a single device; and

  •
  accelerated time to market by allowing customers to focus on core competencies and outsource standards-based solutions.

    Key elements of the Company's solution include:

    Leading Analog and Mixed-Signal Design Expertise.  Exar has 30 years of experience in developing analog and mixed-signal ICs. As a result, the Company has developed a significant base of knowledge in these areas and a library of design elements. For example, the Company believes that it has particularly strong expertise in the design of high-speed, low-jitter phase lock loops, which are key elements in Exar's mixed-signal transceiver products. As a result, Exar can provide its customers with products that typically exceed standard specifications and allow them flexibility in designing other parts of their systems.

    Broad Product Offerings.  Exar offers a variety of physical interface and access control products based upon the T1/E1, T3/E3, ATM and SONET/SDH transmission standards. Exar is currently developing multiple channel products for each transmission standard enabling its customers to minimize board space and overall cost in multi-port applications.

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

    Leverage Analog and Mixed-Signal Design Expertise to Provide Integrated System Level Solutions.  Utilizing Exar's strong analog and mixed-signal design expertise, the Company can integrate mixed-signal physical interface devices with digital access control devices. The Company is currently developing products that integrate transceivers with jitter attenuator framers/ATM UNIs on a single IC and are exploring opportunities to integrate other functions. These configurations would enable OEMs to use less board space and reduce their overall system cost.

    Expand the Company's Revenue Content Per System.  Exar's analog and mixed-signal design expertise has enabled the Company to build what it believes to be a technological lead and a strong market position in T3/E3 transceivers. The Company intends to leverage this lead and its established customer relationships to capture design wins for its access control products, thereby increasing the Company's overall revenue content per system.

    Strengthen and Expand Strategic OEM Relationships.  Exar's customer base includes Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs. To promote the early adoption of its solutions, the Company actively seeks collaborative relationships with strategic OEMs during product development. The Company believes that OEMs recognize the value of its early involvement because designing their system products in parallel with the Company's development can accelerate their time to market. In addition, Exar believes that collaborative relationships help the Company to obtain early design wins and to reduce the risk of market acceptance of its new products.

    Leverage Broad Product Portfolio to Accelerate Communications Product Development.  Exar believes it has developed a strong presence in the serial communications market as well as the video and imaging markets, where the Company has leading industry customers, proven technological capabilities and a strong product portfolio. The Company's design expertise has enabled it to offer a diverse portfolio of both industry standard and proprietary UARTs (Universal Asynchronous Receiver Transmitters). The Company also has established important customer relationships in Taiwan for its high-performance, low-power video products and continues to work closely with key customers such as Hewlett-Packard for its imaging products. Exar's sales to these markets provide the Company with resources to invest in and accelerate its communications product development.

    Use Standard CMOS Process Technologies to Provide Compelling Price/Performance Solutions.  Exar primarily designs its products to be manufactured using standard CMOS processes. The Company believes that these processes are proven, stable and predictable and benefit from the extensive semiconductor-manufacturing infrastructure devoted to CMOS processes. Therefore, the Company believes that it can achieve a higher level of performance at a lower cost than others employing alternative processes.

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

Products

    Exar designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for the worldwide communications infrastructure. The Company's current IC products for the communications market are designed to respond to the growing demand for high-speed networking equipment based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also designs, develops and markets IC products that address the needs of the serial communications market and the video and imaging markets. Exar uses its design methodologies to develop products ranging from ASSPs (Application Specific Standard Products), designed for industry-wide applications, to semi-custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers' applications.

  Communications

    Exar's products for T/E carrier, ATM and SONET/SDH applications include high-speed analog, digital and mixed-signal physical interface and access control ICs. The physical interface IC consists of a transmitter and receiver that, when integrated, is called a transceiver chip. Transceivers interface with the physical transmission media. Most of these high-speed, mixed-signal ICs convert parallel digital inputs into a single analog bit stream that is up to 32 times faster than the original signal. Access control circuits are digital circuits that format, or frame, the data and perform error checking. The figure below illustrates where the Company's products are employed within WAN equipment.

Types of Communications ICs Used in WAN Equipment

    Exar's communications products include transmitters and receivers, transceivers, jitter attenuators, framers, ATM UNIs (ATM User Network Interfaces) and an M13 multiplexer. These products are used in SONET/SDH multiplexers, private branch exchanges (PBX), central office switches and digital cross connects. The Company refreshed its physical interface solution in 1999 with an integrated single chip transceiver. Subsequently, the Company announced two, three, and four-channel versions of this transceiver that meet the same performance levels while requiring less board space and lower overall power in multi-port applications. The Company introduced its integrated, multi-channel jitter attenuator IC family, a proprietary solution that allows OEMs to meet difficult jitter tolerance specifications while reducing overall system costs. Exar's access control products include framers, ATM UNIs and an M13 multiplexer. These newer products are achieving greater market acceptance as Exar's strong transceiver products have allowed it to compete for adjacent component opportunities. The Company also supplies a family of V.35 transceiver and multiprotocol products used for high-speed data transmission, primarily in networking equipment such as routers and bridges.

    The following table describes some of the Company's key communications products:

Product Description	Applications
OC-48 framer	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects
T3/E3/STS-1 1, 2, 3, 4-channel transceivers and T3/E3/STS-1 1-channel receiver and transmitter	SONET/SDH multiplexers and digital cross connects
T3/E3 1, 3, 4-channel jitter attenuators	Multiplexers, switches and digital cross connects
T3/E3 M13 multiplexer	Multiplexers, frame relay and Internet access switches
T3/E3 1, 2, 3, 4, 6, 8-channel framers	Multiplexers and digital cross connects
T3/E3 1, 4-channel ATM UNIs	ATM switches/routers/hubs
E1 4-channel transceiver and framer	Routers, Internet access equipment, frame relay and ATM switches/routers/hubs
E1 multi-channel transceivers	Multiplexers, frame relay and ATM switches/routers/hubs
T1/E1 1, 4, 8-channel transceivers	Routers, Internet access equipment, frame relay and ATM switches/routers/hubs
T1 1, 4, 8-channel framers	Routers, Internet access equipment, frame relay and ATM switches/routers/hubs
T1/E1 clock adaptors	Frame relay access devices and remote access servers
Multiprotocol serial interface	Multiplexers, access equipment and routers
V.35 serial interface	Multiplexers, access equipment and routers

    The Company expects to introduce a number of new communications ICs in fiscal year ending March 31, 2002 to provide an expanded line of T/E carrier products as well as SONET/SDH products. The T/E carrier products are expected to include multi-channel, multi-function ICs that integrate transceivers, jitter attenuators, framers and ATM UNIs. SONET/SDH product introductions are expected to focus on data aggregation combining T3/E3 capability with OC-3 (155 Mbps) or OC-12 (622 Mbps) functions.

  Serial Communications

    UARTs convert data streams from parallel to serial, enabling a serial data stream to communicate with a central processing unit, or CPU. Exar sells its UART products to the remote access, data collection, industrial automation and handheld/mobile markets. Many of these products include high-performance features, such as automated flow control and large First-In First-Out, or FIFO, buffers. The Company has designed a highly integrated quad, or four channel, UART with FIFO circuitry, which the Company believes is the de-facto industry standard for quad FIFO UARTs used in multi-channel networking applications.

    The following table describes the Company's key serial communications products:

Product Description	Applications
8-channel PCI UART with 64 byte FIFO	PCI interface for network control management
8-channel UART with 64 byte FIFO	Network management, remote access servers and point of sale systems
1, 2, 4-channel UART with 128 byte FIFO	Process control systems
1, 4-channel UART with 64 byte FIFO	Personal digital assistants and GPS
1, 2, 4-channel UART with 16 byte FIFO	Hub management, high-speed modems and PC I/O cards
2-channel UART with 8 byte FIFO	Process control systems, switches and serial port equipment
2-channel UART with 16 byte FIFO	Process control systems, switches and serial port equipment
2-channel UART	Serial port equipment

    During the current fiscal year, the Company expects to expand its family of PCI multi-channel UARTs to include two channel as well as four channel devices.

Video and Imaging

    The video market is composed of several segments, including digital still cameras, or DSCs, PC video cameras, security cameras, camcorders and digital camcorders. Among these applications, one of the fastest growing segments is DSCs. To create images that are more comparable to film cameras and include features such as steady-shot and digital zoom, DSCs and digital camcorders are requiring higher-resolution and higher-speed data acquisition subsystems, also known as analog front ends, or AFEs, and analog-to-digital converters, or ADCs.

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

    The following table describes some of the Company's key video and imaging products:

Product Description	Applications
12bit/20 or 30 Msps AFEs	High speed scanners, DSCs, camcorders and video conferencing
10bit/18, 20 or 27 Msps AFEs	DSCs, camcorders and video conferencing
3-channel 12, 14 or 16bit/6 or 12 Msps AFEs	Scanners, MFPs and digital color copiers
10bit/20 or 40 Msps ADC	High-end DSCs and broadcast video
8bit/6 Msps ADC	Video boards, scanners and battery powered devices
8, 10 or 12 bit serial input DAC (digital-to-analog converter)	Voltage control and power control for wireless equipment

    During fiscal year ending March 31, 2002, the Company plans to focus its product development efforts on a custom chip for high-speed scanner applications.

Sales and Customers

    Exar markets its products in the United States through 24 independent sales representatives and four independent, non-exclusive distributors, as well as through the Company's own direct sales force. The Company currently has sales support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles and Fremont, California. The Company is represented internationally by 25 sales representatives and distributors. In addition, the Company is represented in Europe by its wholly-owned subsidiaries, Exar Ltd. and Exar SARL, and in the Asia/Pacific Region by its wholly-owned subsidiaries, Exar Japan and Exar Taiwan.

    Some of the Company's larger customers include the following:

Communications	Serial Communications	Video and Imaging
• ADC Telecommunications, Inc. • Alcatel Alsthom S.A. • Cisco Systems, Inc. • Fujitsu Ltd. • Lucent Technologies, Inc. • Marconi Communications Plc. • Nokia Corporation • Tellabs, Inc.	• Cisco Systems, Inc. • Digi International, Inc. • LM Ericsson Telephone Co. • Rose Electronics	• Altek Corp. • Canon, Inc. • Eastman Kodak Company • Hewlett-Packard Company • Logitech International S.A. • Sharp Electronics Corp.

    For the fiscal year ended March 31, 2001, no single customer accounted for more than 10% of the Company's sales.

Manufacturing

    Exar outsources all of its fabrication and assembly, as well as the majority of its testing operations. This fabless manufacturing model allows the Company to focus on its core competencies of product design and development.

    The Company uses world-class independent wafer foundries, such as Chartered Semiconductor Manufacturing, or Chartered, and Taiwan Semiconductor Manufacturing Company, or TSMC. Chartered and TSMC manufacture all of the Company's CMOS products. Rohm Co. Ltd. manufactures all of the Company's Bipolar products and Chartered manufactures most of the Company's BiCMOS (combines bipolar and CMOS process) products. The Company does not have long term supply agreements with Chartered or TSMC. The Company's supply agreement with Rohm expires in 2006. The majority of the Company's current products are implemented in standard CMOS. The Company uses CMOS manufacturing processes to take advantage of that technology's lower power consumption, cost-effectiveness, foundry availability and ever-increasing speed. Currently, most of the Company's new product development is being implemented in CMOS.

    Wafers are usually shipped to the Company's subcontractors in Asia for wafer test and assembly, where they are cut into individual die and packaged. Most of the Company's assembly work is performed by independent contractors in Hong Kong, Indonesia, and Singapore. Following assembly, final test and quality assurance is performed either at the Company's Fremont, California facility or at its subcontractors' facilities in Asia. The Company conducts electrical testing of both wafers and packaged ICs. The combination of various functions makes the test process for analog and mixed-signal devices particularly difficult. Test operations require the programming, maintenance and use of sophisticated computer-based test systems and complex automatic handling systems.

Research and Development

    Exar believes that the continued introduction of new products in its target markets is essential to its growth. The Company is focused on developing solutions addressing the high-bandwidth requirements of communications systems OEMs. As of March 31, 2001, the Company's research and development staff consisted of 141 employees, 61 of whom hold advanced engineering degrees. The Company successfully recruited 26 engineers during the fiscal year ended March 31, 2001, while experiencing minimal attrition. Over the next year, Exar will continue to seek to hire strategic technical and marketing personnel.

Competition

    The semiconductor industry is intensely competitive and is characterized by rapid technological change and a history of price reductions as production efficiencies are achieved in successive generations of products. Although the market for analog and mixed-signal integrated circuits is generally characterized by longer product life cycles and less dramatic price reductions than the market for digital integrated circuits, the Company faces substantial competition in each market in which it participates. Competition in the Company's markets is based principally on technical innovation, product features, timely introduction of new products, quality and reliability, performance, price, technical support and service. The Company believes that it competes favorably in all of these areas.

    Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company's communications products include Conexant Systems Inc., PMC-Sierra and TranSwitch. In addition, the expansion of the Company's communications product portfolio may in the future bring it into competition with other established communications IC companies, such as Applied Micro Circuits Corporation and Vitesse Semiconductor. Competitors in the Company's other markets include Analog Devices Inc., Philips Electronics and Texas Instruments, Inc.

Backlog

    Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment occurring primarily during the succeeding six months.

    At March 31, 2001, Exar's backlog was $18.1 million, compared with $20.6 million at March 31, 2000. Exar believes that the decrease in the Company's backlog was primarily due to inventory accumulation and channel adjustments within the communications product market.

    Sales are made pursuant to purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Lead times for the release of purchase orders depend upon the scheduling practices of the individual customer, and the Company's rate of bookings varies from month-to-month. In addition, Exar's distributor agreements generally permit the return of up to 10% of the purchases annually for purposes of stock rotation and also provide for credits to distributors in the event Exar reduces the price of any product. Because of the possibility of changes in delivery schedules and quantities actually purchased, cancellations of orders, distributor returns or price reductions, Exar's backlog as of any particular date is not necessarily indicative of actual sales for any succeeding period. Customers can cancel a significant portion of their backlog at their discretion without substantial penalty.

Intellectual Property Rights

    The Company has 90 patents issued and 29 patent applications pending in the U.S. The Company has 11 patents issued and 17 patent applications pending in various foreign countries. None of the Company's domestic and foreign patents that have been issued will expire in the near future unless the

Company chooses not to pay renewal fees. To protect the Company's intellectual property, the Company also relies on a combination of mask work registrations, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements. The Company has also entered into license agreements from time to time to gain access to externally developed products or technologies.

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

    The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that the Company's products do not infringe any patents or proprietary rights of third parties. Occasionally, the Company is informed by third parties of alleged patent infringement. In the event that any relevant claims of third-party patents are supported as valid and enforceable, the Company could be prevented from selling the Company's products or could be required to obtain licenses from the owners of these patents or be required to redesign the Company's products to avoid infringement. The Company cannot assure that licenses would be available to the Company on acceptable terms, or at all, or that the Company would be successful in any attempts to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign the Company's products could negatively harm its business.

Employees

    As of March 31, 2001, the Company employed 288 full-time employees, with 141 in engineering and product development, 42 in operations, 57 in marketing and sales and 48 in administration. Of the 141 engineering and product development employees, 61 hold advanced degrees. The Company's ability to attract, motivate and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes its employee relations are good.

Facilities

    Exar's executive offices, marketing and sales, research and development and engineering operations are located in two buildings in Fremont, California that the Company owns, consisting of approximately 151,000 square feet. Additionally, the Company owns approximately 5.3 acres of undeveloped property adjacent to its headquarters, which is presently being held for future office expansion. The Company leases additional space for sales offices in or near Boston; Atlanta; Dallas; Chicago; Los Angeles; Kawasaki, Japan; Velizy, France; Remseck, Germany; and Taipei, Taiwan.

MANAGEMENT

    The names of the Company's executive officers and directors, and their ages as of May 31, 2001, are as follows:

Name	Age	Position
Donald L. Ciffone, Jr.	45	Chief Executive Officer, President, Director
Michael Class	43	Vice President, Worldwide Sales
Roubik Gregorian	51	Chief Technology Officer, Senior Vice President/General Manager, Communications Division
Ronald W. Guire	52	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director
Susan J. Hardman	39	Vice President, Corporate Marketing
Thomas R. Melendrez	47	Corporate Vice President, General Counsel, Secretary
Stephen W. Michael	54	Vice President, Operations Division
Raimon L. Conlisk	78	Chairman of the Board of Directors
Frank P. Carrubba	63	Director
James E. Dykes	63	Director
Richard Previte	66	Director

    Donald L. Ciffone, Jr. joined Exar as Chief Executive Officer and President in October 1996 and was appointed director at that time. From August 1996 to October 1996, Mr. Ciffone was Executive Vice President of Toshiba America, the U.S. semiconductor subsidiary of Toshiba Semiconductor. Prior to joining Toshiba, he served from 1991 to 1996 in a variety of senior management positions including Senior Vice President of the VLSI Product Divisions at VLSI Technology, Inc. From 1978 to 1991, Mr. Ciffone held a variety of marketing and operations positions at National Semiconductor, Inc. Mr. Ciffone holds an M.B.A. from the University of Santa Clara.

    Michael Class joined Exar as Director of Western Area Sales in 1996. In January 1998, he was promoted to the position of Vice President, North American/European Sales and was promoted to Vice President, Worldwide Sales in July 1999. Mr. Class has over 20 years of experience in the semiconductor industry, most recently with IC Works, Inc. as Area Sales Manager for Western U.S. and Canada. Prior to joining IC Works, Mr. Class held various sales management positions with Intel Corporation and VLSI from 1979 to 1995. He holds a B.S. in Electrical Engineering from Lehigh University and an M.B.A. from LaSalle University.

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

    Susan J. Hardman joined Exar in February 1997 and became Vice President, Corporate Marketing in February 2000. Prior to this position, she served as Senior Director of Business Development as well as Director of Marketing for the Company's communication products. Ms. Hardman has over 17 years experience in the semiconductor industry. From 1989 to 1997, Ms. Hardman was with VLSI in a variety of management positions, most recently as Director of Product Marketing for VLSI's networking products division. From 1983 to 1989, she was with Motorola holding a variety of engineering roles. Ms. Hardman holds a B.S. in Chemical Engineering from Purdue University and an M.B.A. from the University of Phoenix.

    Thomas R. Melendrez joined Exar in April 1986 as Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, Mr. Melendrez was promoted to his current position of Corporate Vice President, General Counsel. Mr. Melendrez has over 20 years legal experience in the semiconductor and related industries. He received a B.A. from the University of Notre Dame, a J.D. from the University of San Francisco, and an M.B.A. from Pepperdine University.

    Stephen W. Michael joined Exar as Vice President New Market Development in September 1992. In July 1995, he was appointed to his current position of Vice President, Operations Division. Mr. Michael has over 25 years of semiconductor industry experience, most recently as Vice President and General Manager, Analog and Custom Products with Catalyst Semiconductor. He joined Catalyst in 1987 and served in various senior positions.

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

    Frank P. Carrubba joined Exar as a director in August 1998. Dr. Carrubba served as Executive Vice President and Chief Technical Officer of Royal Philips Electronics, headquartered in Eindhoven, the Netherlands, from 1991 until his retirement in 1997. From 1982 to 1991, Dr. Carrubba was with the Hewlett-Packard Company, where he was a member of the Group Management Committee and was Director of H-P Laboratories. Prior to joining Hewlett-Packard, he spent 22 years as a member of the technical staff at IBM Corporation's Thomas J. Watson Research Laboratory in Yorktown Heights, New York. Dr. Carrubba was one of the original inventors of RISC Architecture, for which he was named Inventor of the Year in 1992. Dr. Carrubba is also a director of Coherent, Inc., a developer and manufacturer of lasers, laser systems and precision optics.

    James E. Dykes joined Exar as a director in May 1994. Mr. Dykes served as President and CEO of the Signetics division of North American Philips Corporation, a manufacturer of industrial and consumer electronics, from 1989 to 1993 and, from 1987 to 1988, as President and CEO of TSMC, a semiconductor foundry in Taiwan. Prior to joining TSMC, Mr. Dykes held various management positions with other semiconductor and related companies, including General Electric Company, a diversified international manufacturer of defense, electrical and other products, and Harris Semiconductor, Inc., a manufacturer of integrated circuits. From August 1994 to June 1997, Mr. Dykes served as President and Chief Operating Officer of Intellon Corp., a wireless network communications company. From July 1997 until his departure in July 1998, Mr. Dykes served as Executive Vice President, Corporate Development of the Thomas Group, Inc., an international, professional consulting firm providing solution to improve business processes. Mr. Dykes is also a director of the Thomas Group Inc., Cree Inc., a silicon carbide materials and electronics company, and Thesus Logic, Inc., a privately held semiconductor company.

    Richard Previte joined Exar as a director in October 1999. Mr. Previte is Chief Executive Officer and Chairman of the Board of Directors of MarketFusion since January 2000. He was a director of Advanced Micro Devices, or AMD, from 1990 to April 2000 and Vice Chairman from 1999 to April 2000. Additionally, Mr. Previte served as Chairman of the Board of Vantis Corporations, a subsidiary of AMD, from 1997 to June 1999, and acted as Chief Executive Officer from February 1999 to June 1999. Mr. Previte served as President of AMD from 1990 to 1999, Executive Vice President and Chief Operating Officer from 1989 to 1990 and Chief Financial Officer and Treasurer from 1969 to 1989.

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located in Fremont, California, consisting of approximately 151,000 square feet. The land and building are owned by the Company and house Exar's principal administrative, test, engineering, marketing, customer service and sales departments. Additionally, the Company owns approximately 5.3 acres of undeveloped property adjacent to its headquarters, which is presently being held for future office expansion.

ITEM 3. LEGAL PROCEEDINGS

    There are no material legal actions pending or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Common Stock of Exar is traded on the Nasdaq National Market under the symbol "EXAR." The following table sets forth the range of high and low sales prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq, as adjusted for a three-for-two stock split effected on February 15, 2000 and a two-for-one stock split effected on October 19, 2000. The listed quotations represent inter-dealer prices without retail markup, markdown or commissions.

	COMMON STOCK PRICES
	HIGH	LOW
FISCAL 2001
Quarter ended March 31, 2001	$37.50	$16.81
Quarter ended December 31, 2000	$64.19	$20.31
Quarter ended September 30, 2000	$62.56	$40.25
Quarter ended June 30, 2000	$46.06	$21.00
FISCAL 2000
Quarter ended March 31, 2000	$49.81	$19.00
Quarter ended December 31, 1999	$21.54	$10.50
Quarter ended September 30, 1999	$13.00	$8.50
Quarter ended June 30, 1999	$8.46	$5.29

    The Company has never paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 191 stockholders of record as of May 31, 2001. The Company believes it has in excess of 3,900 beneficial stockholders. The last sales price for Exar's Common Stock, as reported by Nasdaq on May 31, 2001, was $23.09 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. Historical periods have been restated to reflect the three-for-two stock split effected on February 15, 2000 and a two-for-one stock split effected on October 19, 2000.

	YEARS ENDED MARCH 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net Sales	$112,924	$78,544	$71,868	$102,015	$92,343
Gross Profit	66,956	44,402	38,482	50,078	36,883
Income (Loss) From Operations	18,146	3,946	4,051	8,986	(15,238)
Net Income (Loss)	28,434	15,115	5,424	7,518	(9,197)
Net Income (Loss) Per Share:
Basic	$0.75	$0.52	$0.19	$0.27	$(0.34)
Diluted	$0.66	$0.47	$0.19	$0.26	$(0.34)
Shares Used in Computation of Net Income (Loss) Per Share:
Basic	38,097	28,953	28,176	27,978	27,212
Diluted	42,849	32,394	28,800	29,190	27,212
	AS OF MARCH 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$401,044	$380,158	$81,410	$79,307	$53,532
Working Capital	414,390	393,570	91,885	90,395	68,822
Total Assets	499,348	438,433	138,296	143,669	125,537
Long-term Obligations	476	574	664	745	880
Retained Earnings	100,673	72,239	57,124	51,700	44,182
Stockholders' Equity	483,997	425,041	125,757	123,729	109,817

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Annual Report on Form 10-K (the "Annual Report") contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, the Company's future financial position, products, business development, strategy and management's plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, "believe," "may," "will," "intend," "expect," "estimate," "continue," "ongoing," and "potential" or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in particular, "Risk Factors," for a more detailed description of these significant risks and uncertainties.

Overview

    The Company designs, develops and markets high-performance, high-bandwidth mixed-signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company also provides solutions for the serial communications market as well as the video and imaging markets. The Company's major customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs.

    Over the past several years, the Company has actively refocused its business on products for the communications markets. In the 1970's, the Company designed, manufactured and marketed custom and general purpose analog circuits supporting many different applications. In the 1980's, the Company transitioned its products to analog and mixed-signal application specific standard products, or ASSPs, focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid-1990's, the Company continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, the Company chose to focus its product strategy and development efforts on the communications markets. For that year, the Company's communications products represented 43.2% of its net sales. For the year ended March 31, 2001, the Company's communications product sales increased to 73.8% of its net sales.

    The Company's international sales represented 32.4%, 32.8% and 36.5% of the Company's net sales for the years ended March 31, 2001, 2000 and 1999. These international sales consist primarily of export sales from the United States denominated in United States Dollars. Such international sales and operations give rise to exposures from changes in currency exchange rates as a result of the Company's foreign operating expenses being denominated in foreign currency. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge operating results from its foreign subsidiaries. Although foreign sales may be subject to tariffs in certain countries or with regard to certain products, the Company's profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company's sales to domestic customers.

    The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. The Company's distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any product. The Company records an allowance, at the time of shipment, based on authorized and historical patterns of returns, price protection and other concessions.

    The Company's gross margins vary depending on product mix, competition, the volume of products manufactured and sold, its suppliers' ability to achieve certain manufacturing efficiencies and the cost of materials procured from its suppliers. Exar's newer analog and mixed-signal products, especially its communications products, generally have higher gross margins than its more mature products, and margins of any particular product may erode over time.

Results of Operations

    The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended March 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	40.7	43.5	46.5

Gross profit	59.3	56.5	53.5
Research and development	21.1	23.6	20.7
Selling, general and administrative	22.1	27.2	25.3
Goodwill amortization	—	.7	.9
Restructuring and other charges	—	—	1.0

Operating income	16.1	5.0	5.6
Other income, net	23.3	23.2	6.6

Income before income taxes	39.4	28.2	12.2
Income taxes	14.2	9.0	4.6

Net income	25.2%	19.2%	7.6%

Product Line Sales as a Percentage of Net Sales

    The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended March 31,
	2001	2000	1999
Communications	73.8%	74.2%	57.1%
Video and Imaging	21.3	18.1	21.4
Other	4.9	7.7	21.5

	100.0%	100.0%	100.0%

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

    Net sales.  Net sales for the fiscal year ended March 31, 2001 increased by 43.8% to $112.9 million, compared to $78.6 million for the fiscal year ended March 31, 2000. This increase was primarily due to a 43.1% or $25.1 million increase in sales of the Company's communications products. This increase was also due in part to favorable market conditions in the overall semiconductor industry and the growth of the Company's network transmission products and serial communications products, as both of these product lines gained market acceptance and previous design wins matured into production of network transmission products.

    In the fiscal year ended March 31, 2001, sales to domestic customers increased by 44.5% from $52.8 million to $76.3 million. International sales increased by 41.9% from $25.8 million to $36.6 million for the fiscal year ended March 31, 2001.

    Cost of sales.  Cost of sales as a percentage of net sales for the fiscal year ended March 31, 2001 decreased to approximately 40.7%, compared to 43.5% for the fiscal year ended March 31, 2000. The resulting improvement in gross margins is attributed to lower costs from increased production efficiencies associated with higher shipment levels and greater revenue contribution from new devices with higher gross margins that reached production. Furthermore, the Company has experienced a favorable shift in product mix toward higher margin products resulting from the growth in communications revenue, primarily from transmission products sales.

    Research and development.  Research and development ("R&D") expenses for the fiscal year ended March 31, 2001 were $23.8 million, or 21.1% of net sales, compared to $18.6 million, or 23.6% of net sales for the fiscal year ended March 31, 2000. The dollar increase in R&D spending reflects the Company's ongoing R&D efforts relating to transmission products. The increase in R&D was primarily due to new product development resulting in higher expenditures for supplies and services necessary to support the overall growth in R&D. In the future, the Company expects to increase spending on R&D activities to support growth, particularly for transmission products. The Company expects research and development expenses to continue to fluctuate as a percentage of net sales as a result of the timing of expenditures and changes in the level of net sales.

    Selling, general and administrative.  Selling, general and administrative ("SG&A") expenses for the fiscal year ended March 31, 2001 were $25.0 million, or 22.1% of net sales, compared to $21.4 million, or 27.2% for the fiscal year ended March 31, 2000. The increase in expenditures was due primarily to the overall growth of the business, while the decrease in percentage of net sales reflects a higher revenue contribution from newer products with higher gross margins. In the short term, many of the selling, general and administrative expenses are fixed, causing a decline as a percentage of net sales in periods of rapidly rising sales and an increase as a percentage of net sales when sales growth is slower or declining.

    Other income.  Other income in the fiscal year ended March 31, 2001 increased by $8.2 million or 45% over fiscal year ended March 31, 2000. The increase was mainly the result of higher cash balances available to earn interest. Other income in the fiscal year ended March 31, 2000 includes a pre-tax $12.0 million gain on the sale of an investment related to a minority equity investment in IC Works, Inc. In April 1999, the Company received approximately 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for its investment in IC Works, Inc. due to the merger of Cypress Semiconductor, Inc. and IC Works, Inc. The Company sold this stock during the first and fourth quarters of fiscal 2000, resulting in a pre-tax gain of $12.0 million in other income and a related employee compensation and benefits expense of $3.0 million in costs and expenses.

    Provision for income taxes.  The provision for income taxes is based on income from operations. The effective tax rate for fiscal 2001 was approximately 36.1% compared with the federal statutory rate of 35%. The difference is due primarily to state income taxes partially offset by income tax credits. The effective tax rate for fiscal 2000 was approximately 31.7% compared to federal statutory rate of 35%. The difference is due to utilization of capital loss carryforwards that offset the gain on sale of the IC Works, Inc. investment and tax savings generated from utilization of the Company's foreign sales corporation partially offset by non-deductible expenses and state income taxes.

    To date, inflation has not had a significant impact on the Company's operating results.

Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

    Net sales.  Net sales during fiscal 2000 were $78.6 million compared to $71.9 million in fiscal 1999, an increase of 9.3%. This increase was primarily due to a 42.0% or $17.2 million increase in sale of the Company's serial communications products and increased sales of its transmission products as both of these product lines gained market acceptance and design wins. This increase was partially offset by decreases in sales of discontinued consumer and custom products in the Company's legacy product lines (due in part to the fiscal 1999 closure of one of the Company's third-party wafer fabrication facilities), as well as the sale of the Company's Silicon Microstructures business unit and related product lines in November 1998.

    In fiscal 2000, sales to domestic customers increased by 15.7% to $52.8 million. International sales decreased by 1.7% to $25.8 million.

    Cost of sales.  Cost of sales as a percentage of net sales for the fiscal year ended March 31, 2000 represented 43.5%, compared to 46.5% for the fiscal year ended March 31, 1999. The resulting increase in gross margins is due primarily to a greater mix of communications products, which generally have higher gross margins than many of the Company's more mature products.

    Research and development.  R&D expenses for the fiscal year ended March 31, 2000 represented 23.6% of net sales, compared to 20.7% of net sales for the fiscal year ended March 31, 1999. R&D spending for the fiscal year ended March 31, 2000 increased by 25.1% as the Company continued to invest in the development of its communications products. These spending increases resulted from additional staffing in the communications products areas, increases in expenditures for supplies and services for the development of communications products, and an increase in employee compensation and benefits expenses associated with a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000. In the future, the Company expects to increase spending on research and development activities, particularly for communications products.

    Selling, general and administrative.  SG&A expenses for the fiscal year ended March 31, 2000 represented 27.2% of net sales, compared to 25.3% for the fiscal year ended March 31, 1999. SG&A expenses for the fiscal year ended March 31, 2000 increased by 17.4%. The increase was due to growth in communications product sales and an increase in employee compensation and benefits expenses associated with a pre-tax gain recognized in Other Income in the first quarter of fiscal 2000.

    Other income.  Other income in the fiscal year ended March 31, 2000 includes a pre-tax $12.0 million gain on the sale of an investment related to a minority equity investment in IC Works, Inc. In April 1999, the Company received approximately 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for its investment in IC Works, Inc. due to the merger of Cypress Semiconductor, Inc. and IC Works, Inc. The Company sold this stock during the first and fourth quarters of fiscal 2000, resulting in a pre-tax gain of $12.0 million in other income and a related employee compensation and benefits expense of $3.0 million in costs and expenses.

    Provision for income taxes.  The provision for income taxes is based on income from operations. The effective tax rate for fiscal 2000 was approximately 31.7% compared with the federal statutory rate of 35%. The difference is due to utilization of capital loss carryforwards that offset the gain on sale of the IC Works, Inc. investment and tax savings generated from utilization of the Company's foreign sales corporation partially offset by non-deductible expenses, state income taxes and foreign income, which is taxed at rates different from U.S. income tax.

Quarterly Results

    The following tables contain selected unaudited quarterly financial data for the eight quarters ended March 31, 2001 and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein. Results for a particular quarter are not necessarily indicative of the results for any subsequent quarter. The data gives effect to the three-for-two stock split effected on February 15, 2000 and the two-for-one stock split effected on October 19, 2000.

	Quarter Ended
	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	March 31, 2000	Dec. 31, 1999	Sept. 30, 1999	June 30, 1999
	(In thousands, except per share amounts)
Net sales	$21,568	$32,515	$31,502	$27,339	$23,045	$20,708	$18,550	$16,251
Cost of sales	8,582	12,994	12,958	11,434	9,743	8,947	8,160	7,302

Gross profit	12,986	19,521	18,544	15,905	13,302	11,761	10,390	8,949
Research and development	5,853	5,967	6,235	5,785	4,855	4,365	4,096	5,252
Selling, general and administrative	6,127	6,575	6,243	6,025	5,451	5,194	4,826	5,913
Goodwill amortization	—	—	—	—	126	126	126	126

Operating income (loss)	1,006	6,979	6,066	4,095	2,870	2,076	1,342	(2,342)
Other income, net	6,379	7,273	6,643	6,070	7,423	1,423	1,296	8,044

Income before income taxes	7,385	14,252	12,709	10,165	10,293	3,499	2,638	5,702
Income taxes	2,340	5,273	4,754	3,709	3,229	1,124	857	1,807

Net income	$5,045	$8,979	$7,955	$6,456	$7,064	$2,375	$1,781	$3,895

Net income per share:
Basic	$0.13	$0.23	$0.21	$0.17	$0.23	$0.08	$0.06	$0.14

Diluted	$0.12	$0.21	$0.18	$0.15	$0.19	$0.07	$0.06	$0.13

Shares used in the computation of net income per share:
Basic	38,811	38,502	37,798	37,292	31,068	28,623	28,149	27,995

Diluted	42,276	43,138	43,332	42,664	36,239	32,827	31,303	29,230

	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	March 31, 2000	Dec. 31, 1999	Sept. 30, 1999	June 30, 1999
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.8	40.0	41.1	41.8	42.3	43.2	44.0	44.9

Gross profit	60.2	60.0	58.9	58.2	57.7	56.8	56.0	55.1
Research and development	27.1	18.4	19.8	21.2	21.2	21.1	22.1	32.3
Selling, general and administrative	28.4	20.2	19.8	22.0	23.7	25.1	26.0	36.4
Goodwill amortization	—	—	—	—	0.5	0.6	0.7	0.8

Operating income (loss)	4.7	21.5	19.3	15.0	12.5	10.0	7.2	(14.4)
Other income, net	29.6	22.4	21.1	22.2	32.2	6.9	7.0	49.5

Income before income taxes	34.2	43.8	40.3	37.2	44.7	16.9	14.2	35.1
Income taxes	10.9	16.2	15.1	13.6	14.0	5.4	4.6	11.1

Net Income	23.4%	27.6%	25.3%	23.6%	30.7%	11.5%	9.6%	24.0%

    Gross margins have improved due to a greater mix of communications products which generally have higher gross margins than the Company's more mature products. The sequential quarter decrease in net sales for the quarter ended March 31, 2001 was primarily due to accumulation of excess supply in inventory channels. Additionally, the general economic downturn in the United States which has lowered the demand for equipment sold by several of the Company's significant customers, many of which have announced large component inventories and declines in expected operating results, has had an impact on the Company's results of operations for the fiscal year ended March 31, 2001.

    Research and development and selling, general and administrative expenses peaked in the quarter ended June 30, 1999 primarily due to $3.0 million in employee compensation and benefits expenses from a $7.0 million first quarter pre-tax gain. This pre-tax gain derived from the sale of an investment related to a minority equity investment in IC Works, Inc. included in other income. In April 1999, the Company received in excess of 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for its investment in IC Works, Inc. due to the merger of Cypress Semiconductor, Inc. and IC Works, Inc. The Company sold this stock during the first and fourth quarters of fiscal 2000, resulting in a pre-tax gain of $12.0 million.

Liquidity and Capital Resources

    Cash and cash equivalents and short-term investments increased to $401.0 million at March 31, 2001 from $380.2 million at March 21, 2000. During fiscal 2001, operating activities provided $48.6 million in cash. Net income of $28.4 million included non-cash charges of $3.9 million of depreciation and $22.6 million of tax benefit from disqualifying dispositions from the exercise of stock options. The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. At March 31, 2001, the Company had no foreign currency contracts outstanding.

    The Company's investing activities included the maturity and reinvestment of both short-term and long-term investments. Net capital and other asset expenditures during the fiscal year ended March 31, 2001 totaled $4.3 million including purchases of computer equipment and software used for product development.

    During the fiscal year ended March 31, 2001, the Company repurchased 245,000 shares of the Company's common stock for $4.6 million and received $12.2 million from the issuance of 1,801,689 common stock shares upon the exercise of stock options under the Company's stock option plans and the purchase of common stock shares under the Company's employee stock purchase plan.

    The Company has no material firm capital commitments.

    The Company anticipates it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on needs and prevailing market conditions. The Company believes that its cash and cash equivalents, short-term investments, long-term investments and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. From time to time, the Company evaluates potential acquisitions and equity investments complementary to its design expertise and market strategy, including investments in wafer fabrication foundries. To the extent that the Company pursues or positions itself to pursue these transactions, the Company could choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us. The sale of additional equity or convertible debt could result in dilution to its stockholders.

Financial Outlook for Fiscal Year 2002

    The communications equipment sector is continuing to experience softening in demand resulting from an inventory build-up and uncertainty of future capital spending by telecommunications service providers. Exar continues to experience ongoing pressure on its bookings and backlog, which has negatively impacted, and may continue to impact Exar's results of operations.

    Several of the Company's customers are experiencing a slowdown in product demand due to poor visibility at their clients, particularly the telecommunications service providers. Many of these large carriers or service providers have announced plans to reduce or delay capital expenditures. Such factors, coupled with the current macroeconomic condition in the United States, have decreased the demand for semiconductor components at a significant number of the Company's customers, many of whom have announced significant inventories and declines in expected future financial results.

    The Company expects that such decrease in demand will negatively impact its revenues and gross profit for at least a significant portion of the fiscal year ending March 31, 2002. The Company has taken and will continue to take actions to control costs and reduce operating expenses while maintaining its focus on developing and marketing new broadband transmission products.

RISK FACTORS

    The Company is subject to a number of risks. The following risks and other information in this Report should be considered carefully before investing in Exar.

The Company's operating results fluctuate significantly because of a number of factors, many of which are beyond the Company's control.

    The Company's operating results fluctuate significantly. Some of the factors that affect the Company's quarterly and annual results, many of which are beyond the Company's control and difficult to predict, are:

  •
  the reduction, rescheduling or cancellation of orders by customers;

  •
  fluctuations in the timing and amount of customer requests for product shipments;

  •
  fluctuations in the manufacturing output, yields and inventory levels of the Company's suppliers;

  •
  changes in the mix of products that the Company's customers purchase;

  •
  the Company's ability to introduce new products on a timely basis;

  •
  the announcement or introduction of products by the Company's competitors;

  •
  the availability of third party foundry capacity and raw materials;

  •
  competitive pressures on selling prices;

  •
  the amounts and timing of costs associated with product warranties and returns;

  •
  the amounts and timing of investments in research and development;

  •
  market acceptance of the Company's products;

  •
  costs associated with acquisitions and the integration of acquired operations;

  •
  the ability of the Company's customers to obtain components from their other suppliers;

  •
  general conditions in the communications and semiconductor industries;

  •
  fluctuations in interest rates; and

  •
  general economic conditions.

The Company's markets are subject to rapid technological change; therefore, the Company's success depends on its ability to develop and introduce new products.

    The markets for the Company's products are characterized by:

  •
  rapidly changing technologies;

  •
  evolving and competing industry standards;

  •
  changing customer needs;

  •
  frequent new product introductions and enhancements;

  •
  increased integration with other functions; and

  •
  rapid product obsolescence.

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

    The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. The Company's pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm its operating results.

The markets in which the Company participates are intensely competitive.

    The Company's target markets are intensely competitive. The Company's ability to compete successfully in its target markets depends on the following factors:

  •
  designing new products that implement new technologies;

  •
  subcontracting the manufacture of new products and delivering them in a timely manner;

  •
  product quality and reliability;

  •
  technical support and service;

  •
  timely product introduction;

  •
  product performance;

  •
  product features;

  •
  price;

  •
  end-user acceptance of the Company's customers' products;

  •
  compliance with evolving standards; and

  •
  market acceptance of competitors' products.

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

    Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company's communications products include Conexant Systems Inc., PMC-Sierra, Inc. and TranSwitch Corporation. In addition, the expansion of the Company's communications product portfolio may in the future bring it into competition with other established communications IC companies, such as Applied Micro Circuits Corp. and Vitesse Semiconductor Corporation. Competitors in the Company's other markets include Analog Devices Inc., Philips Electronics and Texas Instruments Inc. Many of the Company's

competitors have greater financial, technical and management resources than the Company does. Some of these competitors may be able to sell their products at prices below which it would be profitable for the Company to sell its products.

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

    The Company's future success depends, in part, on the continued service of its key design engineering, sales, marketing and executive personnel and its ability to identify, hire and retain additional personnel.

    The Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business or to replace engineers or other qualified personnel who may leave the Company. There is intense competition, particularly in Silicon Valley, where the Company's headquarters are located, for qualified personnel in the semiconductor industry, in particular the highly skilled design, process, software application support, and test engineers involved in the development of new communications ICs. The Company's anticipated growth is expected to place increased demands on its resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit key design engineers or other technical and management personnel, could harm the Company's business.

The Company depends on third party foundries to manufacture its ICs.

    The Company does not own or operate a semiconductor fabrication facility. Most of its products are based on CMOS processes. Although two foundries manufacture its products based on CMOS processes, most are manufactured at a single foundry. In addition, one foundry manufactures most of the Company's BiCMOS products. The Company does not have long-term wafer supply agreements with its CMOS foundries that guarantee wafer or product quantities, prices, delivery or lead times, as its CMOS foundries manufacture its products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements; however, the ability of each foundry to provide wafers to the Company is limited by the foundry's available capacity. Therefore, the Company's CMOS foundries could choose to prioritize capacity for other customers or reduce or eliminate deliveries to it on short notice. Accordingly, the Company cannot be certain that these foundries will allocate sufficient capacity to satisfy its requirements. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company's reliance on third-party foundries include:

  •
  the lack of control over delivery schedules;

  •
  the unavailability of, or delays in obtaining access to, key process technologies;

  •
  limited control over quality assurance, manufacturing yields and production costs; and

  •
  potential misappropriation of the Company's intellectual property.

    The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to the following:

  •
  a sudden demand for semiconductor devices;

  •
  a manufacturing disruption experienced by one or more of the Company's foundries or sudden reduction or elimination of any existing source or sources of semiconductor devices;

  •
  time required to identify or qualify alternative manufacturing sources for existing or new products; or

  •
  failure of the Company's suppliers to obtain the raw materials and equipment used in the production of its ICs.

If the Company's foundries discontinue the manufacturing processes needed to meet its demands, or fail to upgrade the technologies needed to manufacture its products, the Company may face production delays.

    The Company's wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry will cease production on an older or lower-volume process that it uses to produce parts supplied to the Company. Additionally, the Company cannot be certain its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company's products is based. Each of these events could increase the Company's costs and harm its ability to deliver its products on time.

The Company expects that revenues currently derived from non-communications products will decline in future periods, and its business will be harmed if its communications products fail to compensate for this decline.

    The Company does not intend to increase its funding of development efforts relating to its video and imaging and other non-communications products, and as a result, revenues from these products may decline in future periods. In addition, the markets for these products are subject to extreme price competition, and the Company may not be able to reduce its costs in response to declining average selling prices. Even if the Company reduces its costs, its customers in these markets may not purchase these products. Moreover, these markets may decrease in size in the future. If the Company's communications products fail to compensate for any revenue shortfall, its business could be harmed.

The Company's dependence on third-party subcontractors to assemble and test its products subjects it to a number of risks, including an inadequate supply of products and higher materials costs.

    The Company depends on independent subcontractors for the assembly and testing of its products. The Company's reliance on these subcontractors involves the following significant risks:

  •
  reduced control over delivery schedules and quality;

  •
  the potential lack of adequate capacity during periods of excess demand;

  •
  difficulties selecting and integrating new subcontractors;

  •
  limited warranties on products supplied to the Company;

  •
  potential increases in prices due to capacity shortages and other factors; and

  •
  potential misappropriation of the Company's intellectual property.

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

    The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia for most of its products. The Company's dependence on these subcontractors involves the following substantial risks:

  •
  political and economic instability;

  •
  disruption to air transportation from Asia;

  •
  embargo affecting the availability of raw materials, equipment or services;

  •
  changes in tax laws, tariffs and freight rates; and

  •
  compliance with local or foreign regulatory requirements.

    These risks may lead to delayed product delivery or increased costs, which would harm the Company's profitability and customer relationships.

The Company's reliance on foreign customers could cause fluctuations in its operating results.

    International sales accounted for 32.4% of net sales for fiscal year 2001. International sales may account for an increasing portion of the Company's revenues, which would subject it to the following risks:

  •
  changes in regulatory requirements;

  •
  tariffs and other barriers;

  •
  timing and availability of export licenses;

  •
  political and economic instability;

  •
  difficulties in accounts receivable collections;

  •
  difficulties in staffing and managing foreign subsidiary and branch operations;

  •
  difficulties in managing distributors;

  •
  difficulties in obtaining governmental approvals for communications and other products;

  •
  limited intellectual property protection;

  •
  foreign currency exchange fluctuations;

  •
  the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

  •
  potentially adverse tax consequences.

    In addition, because sales of the Company's products have been denominated to date primarily in United States Dollars, increases in the value of the United States Dollar could increase the relative price of the Company's products so that they become more expensive to customers in the local currency of a particular country. Future international activity may result in increased foreign currency denominated sales. Furthermore, because some of the Company's customer purchase orders and agreements are governed by foreign laws, the Company may be limited in its ability to enforce its rights under these agreements and to collect damages, if awarded.

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

    Due to possible customer changes in delivery schedules and quantities actually purchased, cancellations of orders, distributor returns or price reductions, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of the Company's backlog to result in future revenue, could harm the Company's business.

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

  •
  a significant reduction in customer demand;

  •
  significant pricing pressures that occur because of declines in average selling prices over the life of a product;

  •
  sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead the Company's suppliers to allocate available supplies or capacity to other customers and, in turn, harm the Company's ability to meet its sales obligations; and

  •
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

Periods of rapid growth and expansion could place a significant strain on the Company's limited personnel and other resources.

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

    The risks involved with acquisitions include:

  •
  diversion of management's attention;

  •
  failure to retain key personnel;

  •
  amortization of acquired intangible assets;

  •
  customer dissatisfaction or performance problems with an acquired company;

  •
  the cost associated with acquisitions and the integration of acquired operations; and

  •
  assumption of known or unknown liabilities or other unanticipated events or circumstances.

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

    The Company's corporate headquarters in Fremont, California are located near major earthquake faults that have experienced seismic activity. In addition, some of its suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near its headquarters, the Company's operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of the Company's major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of the Company's products and harm its business.

The Company relies on continuous power supply to conduct its operations.

    The Company relies on a continuous power supply to conduct its business from its headquarters located in California. Currently, California is experiencing energy shortages which have resulted in rolling blackouts throughout the state. These rolling blackouts are expected to continue in the future and could disrupt the Company's operations, research and development and other critical functions. Such disruption in power supply may temporarily suspend operations in its headquarters. This disruption may impede the Company's ability to continue operations, which could delay the introduction of new products, hinder the Company's sales efforts, impede the Company's ability to retain existing customers and to obtain new customers, which could have a negative impact on the Company and its results of operations.

The Company's stock price is volatile.

    The market price of the Company's common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

  •
  the Company's anticipated or actual operating results;

  •
  announcements or introductions of new products;

  •
  technological innovations by the Company or its competitors;

  •
  product delays or setbacks by the Company, its customers or its competitors:

  •
  conditions in the communications and semiconductor markets;

  •
  the commencement of litigation;

  •
  changes in estimates of the Company's performance by securities analysts;

  •
  announcements of merger or acquisition transactions; and

  •
  general economic and market conditions.

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

    The Company's Board of Directors has the authority to issue up to 2,250,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit the Company's consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on the Company's stockholders. The Company's stockholders must give 120 days advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to the Company's stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The Company has in place a stockholder right or "poison pill" plan that may trigger its stockholder rights plan in the event its Board of Directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire the Company. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of the Company's common stock. The Delaware statute makes it more difficult for the Company to be acquired without the consent of its Board of Directors and management.

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" No. 138. SFAS No. 133, as amended by SFAS No. 138, requires companies to recognize all derivatives as assets or liabilities at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 138, beginning April 1, 2001. The adoption of this accounting standard has not and will not have a material impact on the Company's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In March 2000, the SEC issued SAB No. 101A and in June 2000, issued SAB No. 101B. An additional document was issued in October 2000 which responded to frequently asked questions regarding accounting standards related to revenue recognition and SAB No. 101. The Company has adopted SAB No. 101, as amended, in the third quarter of fiscal 2001. The adoption of this accounting guidance did not have a material impact on the Company's financial position or results of operations.

    In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of Accounting Principles Board Opinion No. 25", clarifying the guidance for certain stock compensation issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective July 1, 2000, but applicable to certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on the Company's financial position or results of operations.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

    Foreign Currency Fluctuations.  The Company is exposed to foreign currency fluctuations primarily through its foreign operations. This exposure is the result of the foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three month period. If there is a need to hedge this risk, the Company will enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts which are currently available under its bank lines of credit. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

    If the Company's foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the fiscal year ended March 31, 2001, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

    Both short-term and long-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At March 31, 2001, short-term investments consisted of auction rate securities, government and corporate securities of $11.5 million and long-term investments consisted of government and corporate securities of $31.3 million. At March 31, 2001, the difference between the fair market value and the underlying cost of such investments was attributable to the unrealized gain of $415,000.

ITEM 8. FINANCIAL STATEMENTS

    Independent Auditors' Report

Board of Directors and Stockholders

Exar Corporation:

    We have audited the accompanying consolidated balance sheets of Exar Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended March 31, 2001. Our audits also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows, for each of the years in the three year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
April 23, 2001

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2001 AND 2000 (In thousands, except share amounts)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and equivalents	$389,522	$377,158
Short-term investments	11,522	3,000
Accounts receivable, net of allowances of $1,664 and $1,869	11,433	11,550
Inventories	9,717	8,299
Prepaid expenses and other	3,039	3,012
Deferred income taxes	2,414	3,369

Total current assets	427,647	406,388
PROPERTY, PLANT, AND EQUIPMENT, Net	27,722	26,653
OTHER ASSETS	12,639	5,392
INVESTMENTS IN LONG TERM SECURITIES	31,340	—

TOTAL ASSETS	$499,348	$438,433

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,397	$3,497
Accrued compensation and related benefits	8,593	7,060
Accrued sales commissions	1,443	1,096
Other accrued expenses	1,442	1,165

Total current liabilities	14,875	12,818
COMMITMENTS AND CONTINGENCIES (see Note 11)
LONG-TERM OBLIGATIONS	476	574
STOCKHOLDERS' EQUITY:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 38,967,639 and 37,165,950 shares issued	387,393	352,614
Accumulated other comprehensive income	542	188
Retained earnings	100,673	72,239
Treasury stock; 245,000 and zero shares of common stock at cost	(4,611)	—

Total stockholders' equity	483,997	425,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$499,348	$438,433

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(In thousands, except per share amounts)

	2001	2000	1999
NET SALES	$112,924	$78,554	$71,868
COST AND EXPENSES:
Cost of sales	45,968	34,152	33,386
Research and development	23,840	18,568	14,842
Selling, general and administrative	24,970	21,384	18,217
Goodwill amortization	—	504	641
Restructuring and other charges	—	—	731

Total costs and expenses	94,778	74,608	67,817

INCOME FROM OPERATIONS	18,146	3,946	4,051
OTHER INCOME (EXPENSE):
Interest income	26,145	6,152	4,156
Interest expense	—	—	(65)
Gain on sale of investment	—	12,018	—
Other, net	220	16	622

Total other income, net	26,365	18,186	4,713

INCOME BEFORE INCOME TAXES	44,511	22,132	8,764
PROVISION FOR INCOME TAXES	16,077	7,017	3,340

NET INCOME	$28,434	$15,115	$5,424

NET INCOME PER SHARE:
BASIC	$0.75	$0.52	$0.19

DILUTED	$0.66	$0.47	$0.19

SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:
BASIC	38,097	28,953	28,176

DILUTED	42,849	32,394	28,800

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(In thousands, except share amounts)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Retained Earnings		Total Stockholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
BALANCES, March 31, 1998	31,425,714	$86,091	(2,933,298)	$(14,145)	$51,700	$83	$123,729
Comprehensive income:
Net income					5,424		5,424	$5,424
Other comprehensive income:
Foreign currency translation adjustments						121	121	121

Comprehensive income								$5,545

Exercise of stock options	280,952	1,330					1,330
Income tax benefit from stock option transactions		312					312
Stock issued under Employee Stock Participation Plan	254,910	1,175					1,175
Acquisition of treasury stock			(1,081,500)	(6,334)			(6,334)

BALANCES, March 31, 1999	31,961,576	88,908	(4,014,798)	(20,479)	57,124	204	125,757
Comprehensive income:
Net income					15,115		15,115	$15,115
Other comprehensive income:
Foreign currency translation adjustments						(16)	(16)	(16)

Comprehensive income								$15,099

Exercise of stock options	2,519,554	14,718					14,718
Income tax benefit from stock option transactions		10,838					10,838
Stock issued under Employee Stock Participation Plan	154,518	1,264					1,264
Acquisition of treasury stock			(354,900)	(3,392)			(3,392)
Stock issued in connection with follow-on offering, net of related costs	2,530,302	236,886	4,369,698	23,871			260,757

BALANCES, March 31, 2000	37,165,950	352,614	—	—	72,239	188	425,041
Comprehensive income:
Net income					28,434		28,434	$28,434
Other comprehensive income:
Foreign currency translation adjustments						(61)	(61)	(61)
Unrealized Gain/Loss on Investments						415	415	415

Comprehensive income								$28,788

Exercise of stock options	1,737,828	10,641					10,641
Income tax benefit from stock option transactions		22,569					22,569
Stock issued under Employee Stock Participation Plan	63,861	1,569					1,569
Acquisition of treasury stock			(245,000)	(4,611)			(4,611)

BALANCES, March 31, 2001	38,967,639	$387,393	(245,000)	$(4,611)	$100,673	$542	$483,997

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(In thousands)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,434	$15,115	$5,424
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,917	4,038	4,762
Tax benefit from disqualifying disposition	22,569	10,838	312
Provision for doubtful accounts and sales returns	(205)	(178)	(1,364)
Deferred income taxes	(6,904)	(4,071)	1,510
Gain on sale of investment	—	(12,018)	—
Gain on sale of equipment	—	(584)	(289)
Changes in operating assets and liabilities:
Accounts receivable	322	(638)	6,678
Inventories	(1,418)	(2,426)	908
Prepaid expenses and other	(27)	(937)	319
Accounts payable	(100)	(768)	(3,269)
Accrued compensation and related benefits	1,533	3,500	(5,004)
Accrued sales commissions	347	43	(54)
Other accrued expenses	179	(774)	(319)
Income taxes payable	—	(1,601)	1,188

Net cash provided by operating activities	48,647	9,539	10,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(4,986)	(2,503)	(5,335)
Proceeds from disposition of equipment and leasehold improvements	—	658	977
Purchases of short-term investments	(24,853)	(24,340)	(137)
Proceeds from maturities of short-term investments	16,331	23,340	1,277
Purchases of long-term investments	(45,115)	—	—
Proceeds from maturities of long-term investments	14,190	—	—
Proceeds from sale of investment	—	18,095	—
Other assets	612	(372)	(889)

Net cash provided by (used in) investing activities	(43,821)	14,878	(4,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,210	276,739	2,505
Acquisition of treasury stock	(4,611)	(3,392)	(6,334)

Net cash provided by (used in) financing activities	7,599	273,347	(3,829)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(61)	(16)	121

NET INCREASE IN CASH AND EQUIVALENTS	12,364	297,748	2,987
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	377,158	79,410	76,423

CASH AND EQUIVALENTS AT END OF YEAR	$389,522	$377,158	$79,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$244	$1,051	$633

Cash paid for interest	$—	$725	$—

See notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2001, 2000 AND 1999

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Description of Business—Exar Corporation ("Exar" or the "Company") designs, develops and markets high-performance, high-bandwidth mixed-signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company uses its mixed-signal design expertise, system-level knowledge and standard CMOS process technologies which provides physical interface and access control solutions for WAN communications equipment. The Company also offers ICs based on the T/E carrier, ATM and SONET/SDH transmission standards. Additionally, Exar provides solutions for the serial communications market as well as the video and imaging markets. Exar's largest customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs.

    Use of Management Estimates—The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of management estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from estimates.

    Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Exar and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Basis of Presentation—All share amounts and per share calculations in the accompanying consolidated financial statements give effect to the three-for-two stock split effected on February 15, 2000 and to the two-for-one stock split effected on October 19, 2000.

    Cash and Equivalents—The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

    Investments—The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. All investments with maturities in excess of ninety days but less than twelve months from the date of the balance sheet are considered short-term investments. Long-term investments, which primarily consist of government, bank and corporate obligations, have maturities in excess of one year from the date of the balance sheet. The Company accounts for its investments under provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Securities." Both short-term and long-term investments are classified as "available-for-sale" and the cost of the securities sold is based on the specific identification method. The Company recognizes unrealized gains and losses and is reported in the accompanying consolidated financial statements. The following table summarizes the Company's investments as of March 31, 2001 and 2000:

	Original Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
US government and agency obligations	$13,392	$206	$13,598
Municipal securities	26,943	7	26,950
Corporate bonds and commercial paper	123,063	401	123,464
Asset-backed and collateralized obligations	267,822	65	267,887

Total at March 31, 2001	431,220	679	431,899
As reported:
Cash equivalents			$389,037
Short-term investments			11,522
Long-term investments			31,340

Total at March 31, 2001			431,899

	Original Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
US government and agency obligations	$263,026	$—	$263,026
Corporate bonds and commercial paper	21,871	—	21,871
Asset-backed and collateralized obligations	92,050	—	92,050

Total at March 31, 2000	376,947	—	376,947
As reported:
Cash equivalents			$373,947
Short-term investments			3,000
Long-term investments			—

Total at March 31, 2000			376,947

    Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market.

    Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Depreciation of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Computer software and computer equipment	3-6 years
Machinery and equipment	5-7 years
Buildings and fixtures	5-30 years

    Long-Lived Assets—Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long-lived assets based upon undiscounted cash flows on an annual basis at a minimum, and in addition, whenever events or changes indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

    Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Revenue Recognition—The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. The Company's distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any product. The Company records an allowance, at the time of shipment, based on authorized and historical patterns of returns, price protection and other concessions.

    Comprehensive Income—In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income for the years ended March 31, 2001, 2000, and 1999 has been disclosed within the consolidated statements of stockholders' equity and comprehensive income.

    Foreign Currency—The functional currency of each of the Company's foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income. Net foreign currency transaction gains (losses) were $(13,000), $(157,000) and $59,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

    The Company enters into foreign currency exchange contracts from time-to-time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company's financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At March 31, 2001, and 2000, there were no such foreign currency exchange contracts outstanding.

    Financial Instruments and Concentration of Credit Risk—Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, cash, short-term investments and long-term investments. The majority of the Company's sales are derived from manufacturers in the computer, communications and electronic imaging industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. The Company's policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

    Fair Value of Financial Instruments—The estimated fair value of financial instruments have been determined by the Company, using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company's financial instruments at March 31, 2001 and 2000 was not materially different from the values presented in the consolidated balance sheets.

    Reclassifications—Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

2. INVENTORIES

    Inventories at March 31 consisted of the following:

	2001	2000
	(In thousands)
Work-in-process	$5,797	$5,064
Finished goods	3,920	3,235

Total	$9,717	$8,299

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at March 31 consisted of the following:

	2001	2000
	(In thousands)
Land	$6,584	$6,584
Building	13,433	13,433
Machinery and equipment	39,722	35,254
Leasehold improvements	55	68
Construction in progress	31	—

	59,825	55,339
Accumulated depreciation and amortization	(31,857)	(28,686)

Total	$27,722	$26,653

4. BORROWING ARRANGEMENTS

    The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. At March 31, 2001, the Company had no foreign currency contracts outstanding.

5. INCOME TAXES

    The provision for income taxes for the years ended March 31 consisted of the following:

	2001	2000	1999
	(In thousands)
Current:
Federal	$148	$91	$882
State	264	159	636
Foreign	—	—	—

	664	250	1,518

Deferred:
Federal	(8,011)	(3,624)	1,489
State	1,107	(447)	21
Foreign	—	—	—

	(6,904)	(4,071)	1,510

Charge in lieu of taxes attributable to employee stock plans	22,569	10,838	312

Total	$16,077	$7,017	$3,340

    Consolidated pretax income includes foreign income of $8,500 in 2001 and foreign losses of approximately $(28,000), and $(622,000), in 2000 and 1999, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

    Current net deferred tax assets at March 31, 2001 and 2000 were $2,414,000 and $3,369,000, respectively. Non-current net deferred tax assets at March 31, 2001 and 2000 of $12,307,000 and $4,480,000, respectively, are included in deferred income taxes and other assets, respectively, within the accompanying balance sheet. Significant components of the Company's net deferred tax asset at March 31, 2001 and 2000 are as follows:

	2001	2000
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$3,280	$3,903
Net operating loss and tax credit carryforwards	13,961	8,477
General business credits	4,731	2,024
State income taxes	—	8
Other	—	169

Total deferred tax assets	21,972	14,581

Deferred tax liabilities:
Depreciation	(1,054)	(922)
Other	(867)	(480)

Total deferred tax liabilities	(1,921)	(1,402)

Valuation allowance	(5,330)	(5,330)

Net deferred tax assets	$14,721	$7,849

    The valuation allowance for deferred tax assets relates to (i) the tax benefits of certain acquired net operating losses for which the utilization is limited to the taxable income of the acquired subsidiary and (ii) state tax credits. The valuation allowance relates to the amount of such benefits for which realization is not assured. During fiscal year 2001, the Company did not reverse any of its valuation allowances. During fiscal 2000, the Company reversed valuation allowances of $4,094,000, primarily due to a change in the assessment of the realization of the tax benefits of certain loss carryforwards.

    The Company has net operating loss carryforwards of approximately $15,307,000 for federal income tax purposes, which are available to offset future taxable income through fiscal year 2013. The federal tax law includes provisions limiting the use of net operating loss carryforwards in the event of certain changes in ownership, as defined. Consequently, the Company's ability to utilize certain of its acquired net operating loss carryforwards is subject to an annual limitation.

    The following summarizes differences between the amount computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes for each of the years ended March 31:

	2001	2000	1999
	(In thousands)
Income tax provision at statutory rate	$15,579	$7,746	3,067
State income taxes, net of federal income
tax benefit	1,934	1,071	762
Change in valuation allowance	(545)	(1,818)	(657)
Amortization of goodwill	—	176	224
Tax-exempt interest income	(151)	(7)	(38)
Benefit of foreign sales corporation	—	—	(175)
Foreign (income) losses providing no benefit	(3)	48	261
Tax credits	(705)	(200)	(200)
Other, net	(32)	1	96

Total	$16,077	$7,017	$3,340

6. NET INCOME PER SHARE

    SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    A summary of the Company's EPS for each of the years ended March 31 is as follows

    (In thousands, except per share amounts):

	2001	2000	1999
NET INCOME	$28,434	$15,115	$5,424

SHARES USED IN COMPUTATION:
Weighted average common shares outstanding used in
computation of basic net income per share	38,097	28,953	28,176
Dilutive effect of stock options	4,752	3,441	624

Shares used in computation of diluted net income per share	42,849	32,394	28,800

BASIC NET INCOME PER SHARE	$0.75	$0.52	$0.19

DILUTED NET INCOME PER SHARE	$0.66	$0.47	$0.19

    Options to purchase 3,114,400 shares of common stock at prices ranging from $60.75 to $25.20 were outstanding as of March 31, 2001. Options to purchase 54,000 shares of common stock at a price of $47.66 were outstanding as of March 31, 2000. Options to purchase 4,834,828 shares of common stock at prices ranging from $12.42 to $5.19 were outstanding as of March 31, 1999. These options to purchase shares of common stock that were outstanding as of March 31, 2001, 2000 and 1999 were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

7. EMPLOYEE BENEFIT PLANS

    Exar Savings Programs—The Exar Savings Plan covers substantially all employees of the Company. The Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. Exar made contributions of $1,006,000, $452,000 and $86,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

    Incentive Compensation Programs—The Company's incentive compensation programs provide for incentive awards for substantially all employees of the Company based upon the achievement of specified operating and performance results. Incentive awards totaled $5,941,000, $4,964,000, and $681,000 in fiscal years 2001, 2000 and 1999, respectively. The Company's incentive compensation programs may be amended or discontinued at the discretion of the Board of Directors.

8. STOCKHOLDERS' EQUITY

    Preferred Share Purchase Rights Plan—In December 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan under which the Board declared a dividend of one purchase right for each outstanding share of common stock of Exar held as of January 10, 1996. Each right entitles the registered holder to purchase one one-hundredth of a share of Exar's Series A Junior Participating Preferred Stock. The rights become exercisable ten days after the announcement that an entity or person has commenced a tender offer to acquire or has acquired 15% or more of the outstanding Exar Common Stock ("the Distribution Date").

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

    Employee Stock Participation Plan—Exar is authorized to issue 4,500,000 shares of common stock under its Employee Stock Participation Plan (the "Plan"). The Plan permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three month offering period. Shares purchased by and distributed to participating employees were 63,861 in fiscal 2001, 154,518 in fiscal 2000, and 254,910 in fiscal 1999 at weighted average prices of $24.56, $8.17 and $4.60, respectively. The weighted average fair value of the fiscal 2001, 2000 and 1999 awards was $13.07, $7.27 and $1.39 per share, respectively.

    The Company has reserved 2,372,065 shares of common stock for future issuance under its Employee Stock Participation Plan.

    Stock Option Plans—Exar has a 2000 Equity Incentive Plan (the "2000 plan") which only permits the granting of nonstatutory stock options to Executive Officers and employees. A maximum of 40% of the total number of shares reserved under the 2000 Plan may be granted to Executive Officers of the Company. The 2000 Plan was adopted by the Board of Directors in September 2000 and subsequently amended in December 2000 and June 2001. The Company also has a 1997 Equity Incentive Plan (the "1997 Plan") which permits the granting of both incentive and nonstatutory stock options to Executive Officers of the Company and its employees. A 1996 Non-Employee Director's Stock Option Plan also exists, which provides each Director of Exar, who is not otherwise an employee of the Company, the opportunity to participate in a stock option plan. Generally, options under the three plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although options may be granted with a term of up to ten years. The three plans allow certain employees, including Executives Officers, Directors, senior management and technical personnel of the Company, the opportunity to select to defer a portion of his or her base salary and apply such deferred salary to options to purchase shares of the Company's common stock with exercise prices set at a discount to market with the aggregate of such discounts equal to the aggregate amount of the base salary so deferred. Options, other than deferred compensation options, generally vest over four years.

    The Company may grant options to purchase up to 4,200,000, 7,188,104 and 750,000 shares of common stock under the 2001 Equity Incentive Plan, the 1997 Equity Incentive Plan, and the 1996 Non-Employee Directors' Stock Option Plan, respectively. Options are granted at fair market value on the date of grant. Options are generally exercisable in four equal annual installments commencing one year after the date of grant and generally expire seven years from the grant date.

    Option activity for all three plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, March 31, 1998 (2,292,920 exercisable at a weighted average price of $5.61)	6,579,966	$6.14
Options granted (weighted average fair value of $3.02)	2,384,740	5.30
Options exercised	(280,952)	4.76
Options canceled	(904,578)	6.35

Outstanding, March 31, 1999 (3,084,036 exercisable at a weighted average price of $5.86)	7,779,176	5.91
Options granted (weighted average fair value of $7.86)	2,216,110	13.71
Options exercised	(2,519,554)	5.83
Options canceled	(349,594)	7.48

Outstanding, March 31, 2000 (1,542,018 exercisable at a weighted average price of $11.77)	7,126,138	8.27
Options granted (weighted average fair value of $28.62)	3,252,550	42.76
Options exercised	(1,737,828)	6.12
Options canceled	(138,332)	18.15

Outstanding, March 31, 2001	8,502,528	$21.74

    At March 31, 2001, 3,156,996 options were available for future grant under three plans.

	Options Outstanding
		Weighted Average Remaining Contractual Average Life (years)
				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Price	Number Exercisable	Weighted Average Exercise Price
$1.75 - $5.48	1,801,217	4.08	$4.97	882,031	$4.87
5.50 - 11.35	1,743,742	3.65	7.51	1,024,098	7.15
11.71 - 22.32	1,736,869	5.45	13.48	458,026	13.16
23.90 - 53.86	1,582,600	6.21	31.35	66,875	33.63
54.28 - 60.75	1,638,100	6.44	54.82	56,250	54.75

$1.75 - $60.75	8,502,528	5.12	$21.74	2,487,280	$9.24

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.3 to 7.8 years; stock volatility, 70%, 58% and 43% in fiscal 2001, 2000 and 1999, respectively; risk free interest rates, 4.9%, 6.1% and 5.4% in fiscal 2001, 2000 and 1999, respectively; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows: (In thousands, except per share amounts):

	2001	2000	1999
Pro Forma Net Income	$13,151	$11,039	$2,412

Pro Forma Net Income Per Share:
BASIC	$0.35	$0.38	$0.09

DILUTED	$0.31	$0.34	$0.08

    The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 2001, 2000 and 1999 pro forma amounts are not indicative of future period pro forma amounts, when the calculation will apply to all applicable stock options.

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

10. GAIN ON SALE OF INVESTMENT

    As a result of a merger completed on April 1, 1999 of IC Works, Inc. and Cypress Semiconductor, Inc., the Company received approximately 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for its investment in IC Works, Inc. The Company sold this stock during the first and fourth quarters of fiscal 2000, resulting in a pre-tax gain of $12.0 million in other income and a related employee compensation and benefits expense of $3.0 million in costs and expenses.

11. COMMITMENTS AND CONTINGENCIES

    In 1987, one of the Company's subsidiaries identified low-level groundwater contamination at its principal manufacturing site. Although the area of contamination appears to have been defined, the source of the contamination has not been identified. The Company reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals which is expected to continue for the foreseeable future an additional 10 years from the fiscal year ended March 31, 2001. The accompanying consolidated financial statements include the Company's share of estimated remaining remediation costs of approximately $549,000 as of March 31, 2001.

    From time to time, the Company may be involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, liquidity or cash flows.

12. INDUSTRY AND SEGMENT INFORMATION

    In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company's products and production processes as well as type of customers and distribution methods are consistent among all of the Company's devices. The Company's foreign operations consist primarily of its wholly-owned subsidiaries in Japan, the United Kingdom, France and Taiwan. The Company's principal markets include North America, Asia, and Europe. Total sales by geographic area represent sales to unaffiliated customers.

    The following table sets forth product line revenue for fiscal years ended March 31:

	2001	2000	1999
	(In thousands)
Communications	$83,347	$58,262	$41,029
Video and Imaging	24,033	14,204	15,375
Other	5,544	6,088	15,464

	$112,924	$78,554	$71,868

    Identifiable assets represent assets used in the Company's operations in each geographic area.

    Geographic financial information for each fiscal year is as follows:

	2001	2000	1999
	(In thousands)
Net sales:
United States	$76,327	$52,775	$45,631
Export sales to Japan and Asia	14,003	12,007	8,658
Export sales to Western Europe	15,425	12,363	15,731
Export sales to rest of world	1,345	823	975
Japan	5,824	586	873

	$112,924	$78,554	$71, 868

Income (loss) from operations:
United States	$4,000	$4,572	$9,350
Japan	(89)	(512)	(467)
Western Europe	35	(9)	103

	$3,946	$4,051	$8,986

    Long-lived assets information for each fiscal year is as follows:

	2001	2000	1999
	(In thousands)
Long-lived assets:
United States	$27,433	$26,622	$33,068
Japan	260	526	1,121
Western Europe	321	402	97

	$28,014	$27,550	$34,286

13. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 133, as amended by SFAS No. 138, requires companies to recognize all derivatives as assets or liabilities at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 138, beginning April 2001. The Company has determined that the adoption of this accounting standard will not have a material impact on the Company's financial position or results of operations.

    In December 1999, the SEC released SAB No. 101, "Revenue Recognition in Financial Statements." In March 2000, the SEC issued SAB No. 101A and in June 2000, issued SAB No. 101B. An additional document was issued in October 2000 which responded to frequently asked questions regarding accounting standards related to revenue recognition and SAB No. 101. The Company has adopted SAB No. 101, as amended, in the third quarter of fiscal 2001. This adoption of this accounting guidance did not have a material impact on the Company's financial position or results of operations.

    In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of Accounting Principles Board Opinion No. 25," clarifying the guidance for certain stock compensation issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective July 1, 2000, but applicable to certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

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

    To the Company's knowledge and based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no other forms were required during the fiscal year ended March 31, 2001, its officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the caption "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the captions "Employment and Change of Control Arrangements," "CEO Compensation," and "Certain Relationships and Related Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Form 10-K:

    (1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

    (2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 2001, 2000 and 1999 are filed as part of this Form 10-K:

Form 10-K Page No.
II Valuation and Qualifying Accounts and Reserves	58

    Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

    (3) Exhibits

Exhibit Footnote	Exhibit Number	Description
(d)	3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exar Corporation, as amended June 8, 2000.
(a)	3.2	Bylaws of the Company, as amended.
(c)	4.2	Rights Agreement dated as of December 15, 1995, between the Registrant and the First National Bank of Boston, as amended May 1, 2000.
(e)*	10.1	1989 Employee Stock Participation Plan of the Company and related Offering, as amended June 24, 1999.
(a)*	10.2	1991 Stock Option Plan of the Company and related forms of stock option grant and exercise.
(a)*	10.3	1991 Non-Employee Directors' Stock Option Plan of the Company and related forms of stock option grant and exercise.
*	10.4	Fiscal 2001 Key Employee Incentive Compensation Program.
*	10.5	Fiscal 2001 Executive Incentive Compensation Program.

(e)*	10.6	1996 Non-Employee Directors' Stock Option Plan, as amended April 13, 2000.
(b)*	10.7	1997 Equity Incentive Plan, as amended September 9, 1999.
(e)*	10.8	Executive Officers' Change of Control Severance Benefit Plans.
*	10.9	2000 Equity Incentive Plan, as amended and restated on June 21, 2001.
*	10.10	Executive Employment Agreement between Exar Corporation and Donald L. Ciffone, Jr., dated December 6, 2000, as amended on June 21, 2001.
*	10.11	Form of Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard Previte, Donald L. Ciffone, Jr., Michael J. Class, Roubik Gregorian, Ronald W. Guire, Susan J. Hardman, Thomas R. Melendrez, Stephen W. Michael.
	21.1	Subsidiaries of the Company.
	23.1	Independent Auditors' Consent.
	24.1	Power of Attorney. Reference is made to the signature page.

  (a)
  Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

  (b)
  Filed as an exhibit to the Company's registration statement on Form S-8 (Registration statement No. 333-31120) filed with the Commission on February 25, 2000 and incorporated herein by reference.

  (c)
  The Rights Agreement was filed as an exhibit to the Registrant's Current Report on Form 8-K, dated December 15, 1995.

  (d)
  Filed as an exhibit to the Company's Current Report on Form 8-K, filed on June 23, 2000, and incorporated herein by reference.

  (e)
  Filed as an exhibit to the Company's Annual Report on Form 10-K, filed on November 13, 2000, and incorporated herein by reference.

  *
  Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(b)
There were no reports filed on Form 8-K during the fourth quarter of fiscal year 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION
By:	/s/ Donald L. Ciffone Jr. Donald L. Ciffone Jr. Chief Executive Officer, President and Director
Date: June 27, 2001

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

Signature	Title	Date

/s/ Donald L. Ciffone Jr. (Donald L. Ciffone Jr.)	Chief Executive Officer, President and Director	June 27, 2001
/s/ Ronald W. Guire (Ronald W. Guire)	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)	June 27, 2001
/s/ Raimon L. Conlisk (Raimon L. Conlisk)	Director and Chairman of the Board	June 27, 2001
/s/ James E. Dykes (James E. Dykes)	Director	June 27, 2001
/s/ Frank P. Carrubba (Frank P. Carrubba)	Director	June 27, 2001
/s/ Richard Previte (Richard Previte)	Director	June 27, 2001

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Classification	Balance at Beginning of Year	Additions	Write-offs and Recoveries	Balance at end of Year
Year ended March 31, 2001: Allowance for doubtful accounts and sales returns	$1,869	$4,218	$4,421	$1,664
Year ended March 31, 2000: Allowance for doubtful accounts and sales returns	$2,047	$4,192	$4,370	$1,869
Year ended March 31, 1999: Allowance for doubtful accounts and sales returns	$3,411	$1,360	$2,724	$2,047

QuickLinks

PART I
  ITEM 1. BUSINESS
Types of Communications ICs Used in WAN Equipment
MANAGEMENT
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarterly Results
RISK FACTORS
  Item 7A. Quantitative And Qualitative Disclosures About Market Risk
  ITEM 8. FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Compliance with Section 16(a) of the Exchange Act
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II