Form 10-K405/A
period 2001-03-31
EXAR CORP
filed 2001-07-02
CIK 753568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

	YEARS ENDED MARCH 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net Sales	$112,924	$78,554	$71,868	$102,015	$92,343
Gross Profit	66,956	44,402	38,482	50,078	36,883
Income (Loss) From Operations	18,146	3,946	4,051	8,986	(15,238)
Net Income (Loss)	28,434	15,115	5,424	7,518	(9,197)
Net Income (Loss) Per Share:
Basic	$0.75	$0.52	$0.19	$0.27	$(0.34)
Diluted	$0.66	$0.47	$0.19	$0.26	$(0.34)
Shares Used in Computation of Net Income (Loss) Per Share:
Basic	38,097	28,953	28,176	27,978	27,212
Diluted	42,849	32,394	28,800	29,190	27,212
	AS OF MARCH 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$401,044	$380,158	$81,410	$79,307	$53,532
Working Capital	412,772	393,570	91,885	90,395	68,822
Total Assets	499,348	438,433	138,296	143,669	125,537
Long-term Obligations	476	574	664	745	880
Retained Earnings	100,673	72,239	57,124	51,700	44,182
Stockholders' Equity	483,997	425,041	125,757	123,729	109,817

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

	Quarter Ended
	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	March 31, 2000	Dec. 31, 1999	Sept. 30, 1999	June 30, 1999
	(In thousands, except per share amounts)
Net sales	$21,568	$32,515	$31,502	$27,339	$23,045	$20,708	$18,550	$16,251
Cost of sales	8,582	12,994	12,958	11,434	9,743	8,947	8,160	7,302

Gross profit	12,986	19,521	18,544	15,905	13,302	11,761	10,390	8,949
Research and development	5,853	5,967	6,235	5,785	4,855	4,365	4,096	5,252
Selling, general and administrative	6,127	6,575	6,243	6,025	5,451	5,194	4,826	5,913
Goodwill amortization	—	—	—	—	126	126	126	126

Operating income (loss)	1,006	6,979	6,066	4,095	2,870	2,076	1,342	(2,342)
Other income, net	6,379	7,273	6,643	6,070	7,423	1,423	1,296	8,044

Income before income taxes	7,385	14,252	12,709	10,165	10,293	3,499	2,638	5,702
Income taxes	2,341	5,273	4,754	3,709	3,229	1,124	857	1,807

Net income	$5,044	$8,979	$7,955	$6,456	$7,064	$2,375	$1,781	$3,895

Net income per share:
Basic	$0.13	$0.23	$0.21	$0.17	$0.23	$0.08	$0.06	$0.14

Diluted	$0.12	$0.21	$0.18	$0.15	$0.19	$0.07	$0.06	$0.13

Shares used in the computation of net income per share:
Basic	38,811	38,502	37,798	37,292	31,068	28,623	28,149	27,995

Diluted	42,276	43,138	43,332	42,664	36,239	32,827	31,303	29,230

	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	March 31, 2000	Dec. 31, 1999	Sept. 30, 1999	June 30, 1999
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.8	40.0	41.1	41.8	42.3	43.2	44.0	44.9

Gross profit	60.2	60.0	58.9	58.2	57.7	56.8	56.0	55.1
Research and development	27.1	18.4	19.8	21.2	21.2	21.1	22.1	32.3
Selling, general and administrative	28.4	20.2	19.8	22.0	23.7	25.1	26.0	36.4
Goodwill amortization	—	—	—	—	0.5	0.6	0.7	0.8

Operating income (loss)	4.7	21.5	19.3	15.0	12.5	10.0	7.2	(14.4)
Other income, net	29.6	22.4	21.1	22.2	32.2	6.9	7.0	49.5

Income before income taxes	34.2	43.8	40.3	37.2	44.7	16.9	14.2	35.1
Income taxes	10.9	16.2	15.1	13.6	14.0	5.4	4.6	11.1

Net Income	23.4%	27.6%	25.3%	23.6%	30.7%	11.5%	9.6%	24.0%

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

	Original Cost	Unrealized* Gain (Loss)	Market Value
	(In thousands)
US government and agency obligations	$13,392	$206	$13,598
Municipal securities	26,943	7	26,950
Corporate bonds and commercial paper	123,063	401	123,464
Asset-backed and collateralized obligations	267,822	65	267,887

Total at March 31, 2001	431,220	679	431,899
As reported:
Cash equivalents			$389,037
Short-term investments			11,522
Long-term investments			31,340

Total at March 31, 2001			431,899
*
Unrealized gains (loss) are stated at gross amounts. The tax-effected unrealized gain (loss) is $415.

	Original Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
US government and agency obligations	$263,026	$—	$263,026
Corporate bonds and commercial paper	21,871	—	21,871
Asset-backed and collateralized obligations	92,050	—	92,050

Total at March 31, 2000	376,947	—	376,947
As reported:
Cash equivalents			$373,947
Short-term investments			3,000
Long-term investments			—

Total at March 31, 2000			376,947

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

    Reclassifications—Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

2. INVENTORIES

    Inventories at March 31 consisted of the following:

	2001	2000
	(In thousands)
Work-in-process	$5,797	$5,064
Finished goods	3,920	3,235

Total	$9,717	$8,299

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at March 31 consisted of the following:

	2001	2000
	(In thousands)
Land	$6,584	$6,584
Building	13,433	13,433
Machinery and equipment	39,476	35,254
Leasehold improvements	55	68
Construction in progress	31	—

	59,579	55,339
Accumulated depreciation and amortization	(31,857)	(28,686)

Total	$27,722	$26,653

4. BORROWING ARRANGEMENTS

    The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. At March 31, 2001, the Company had no foreign currency contracts outstanding.

5. INCOME TAXES

    The provision for income taxes for the years ended March 31 consisted of the following:

	2001	2000	1999
	(In thousands)
Current:
Federal	$148	$91	$882
State	264	159	636
Foreign	—	—	—

	412	250	1,518

Deferred:
Federal	(8,011)	(3,624)	1,489
State	1,107	(447)	21
Foreign	—	—	—

	(6,904)	(4,071)	1,510

Charge in lieu of taxes attributable to employee stock plans	22,569	10,838	312

Total	$16,077	$7,017	$3,340

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

    The following table sets forth product line revenue for fiscal years ended March 31:

	2001	2000	1999
	(In thousands)
Communications	$83,347	$58,262	$41,029
Video and Imaging	24,033	14,204	15,375
Other	5,544	6,088	15,464

	$112,924	$78,554	$71,868

    Identifiable assets represent assets used in the Company's operations in each geographic area.

    Geographic financial information for each fiscal year is as follows:

	2001	2000	1999
	(In thousands)
Net sales:
United States	$76,327	$52,775	$45,631
Export sales to Japan and Asia	14,003	12,007	8,658
Export sales to Western Europe	15,425	12,363	15,731
Export sales to rest of world	1,345	823	975
Japan	5,824	586	873

	$112,924	$78,554	$71, 868

Income (loss) from operations:
United States	$18,062	$4,000	$4,572
Japan	(23)	(89)	(512)
Western Europe	107	35	(9)

	$18,146	$3,946	$4,051

    Long-lived assets information for each fiscal year is as follows:

	2001	2000	1999
	(In thousands)
Long-lived assets:
United States	$27,433	$26,622	$33,068
Japan	260	526	1,121
Western Europe	321	402	97

	$28,014	$27,550	$34,286

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