Form 10-Q
period 2001-06-30
EXAR CORP
filed 2001-08-14
CIK 753568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______TO _______

Commission File No. 0-14225

EXAR CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒  No  ☐

Common Stock outstanding at July 31, 2001 -  38,865,291 shares, net of treasury shares

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2001	2000

NET SALES	$12,360	$27,339

COSTS AND EXPENSES:
Cost of goods sold	5,425	11,434
Research and development	5,449	5,785
Selling, general and administrative	4,632	6,025

Total costs and expenses	15,506	23,244

OPERATING INCOME (LOSS)	(3,146)	4,095

OTHER INCOME:
Interest income, net	5,186	6,072
Other, net	(16)	(2)

Total other income, net	5,170	6,070

INCOME BEFORE INCOME TAXES	2,024	10,165

INCOME TAXES	749	3,709

NET INCOME	$1,275	$6,456

NET INCOME PER SHARE:

BASIC	$0.03	$0.17

DILUTED	$0.03	$0.15

SHARES USED IN COMPUTATION OF NET INCOME PER SHARE:

BASIC	38,790	37,292

DILUTED	42,094	42,664

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2001	March 31, 2001

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$376,307	$389,522
Short-term investments	9,747	11,522
Accounts receivable, net	6,551	11,433
Inventories	9,512	9,717
Prepaid expenses and other	3,376	3,039
Deferred income taxes	2,915	2,414

Total current assets	408,408	427,647

PROPERTY AND EQUIPMENT, Net	26,978	27,722
OTHER ASSETS	13,782	12,639
INVESTMENTS IN LONG-TERM SECURITIES	46,514	31,340

TOTAL ASSETS	$495,682	$499,348

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$984	$3,397
Accrued compensation and related benefits	4,037	8,593
Other accrued expenses	2,768	2,885
Income taxes payable	783	-

Total current liabilities	8,572	14,875

LONG-TERM LIABILITIES	452	476

STOCKHOLDERS' EQUITY:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares authorized; 39,105,664 and 38,967,639 shares outstanding	388,633	387,393
Accumulated other comprehensive income	689	542
Retained earnings	101,947	100,673
Treasury stock; 245,000 shares of common stock at cost	(4,611)	(4,611)

Total stockholders' equity	486,658	483,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$495,682	$499,348

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2,001	2,000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,275	$6,455
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,051	925
Changes in operating assets and liabilities:
Accounts receivable	4,882	(19)
Inventories	205	(675)
Prepaid expenses and other	(336)	(15)
Accounts payable	(2,413)	1,758
Accrued compensation and related benefits	(4,556)	(2,372)
Other accrued expenses	(141)	26
Income taxes payable	783	3,084

Net cash provided by operating activities	750	9,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(307)	(1,355)
Purchase of short-term investments	-	(12,433)
Proceeds from maturities of short-term investments	1,775	3,000
Purchase of long-term investments	(15,174)	-
Other assets	(1,644)	430

Net cash used in investing activities	(15,350)	(10,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term liabilities	-	(31)
Proceeds from issuance of common stock	1,240	1,649

Net cash provided by financing activities	1,240	1,618

EFFECT OF EXCHANGE RATE CHANGES ON CASH	145	(18)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(13,215)	409

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	389,522	377,158

CASH AND EQUIVALENTS AT END OF PERIOD	$376,307	$377,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$44	$77

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Exar Corporation (“Exar” or the “Company”) designs, develops and markets high–performance, high–bandwidth mixed–signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company uses its mixed–signal design expertise, system–level knowledge and standard CMOS process technologies to provide physical interface and access control solutions for WAN communications equipment.  The Company also offers integrated circuits (ICs) based on the T/E carrier, ATM and SONET/SDH transmission standards.  Additionally, Exar provides solutions for the serial communications market as well as the video and imaging markets. Exar’s largest customers include Alcatel, Cisco, Hewlett–Packard, Lucent, Nokia and Tellabs.

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of Exar Corporation and its wholly owned subsidiaries.  Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America consistent with those reflected in the Company's 2001 Annual Report on Form 10-K, and include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows.  The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2001.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.
Inventories consist of the following (in thousands):

	June 30, 2001	March 31, 2001

Work-in-process	$5,113	$5,797
Finished goods	4,399	3,920

Total	$9,512	$9,717

Property, Plant and Equipment - Property, plant, and equipment are stated at cost.  Depreciation of plant and equipment are computed using the straight-line method over the estimated useful lives of the assets.  Property, Plant and equipment consists of the following:

	June 30, 2001	March 31, 2001

Land	$6,584	$6,584
Building	13,433	13,433
Machinery and equipment	39,595	39,476
Leasehold improvements	55	55
Construction-in-progress	215	31

	59,882	59,579
Accumulated depreciation and amortization	(32,904)	(31,857)

Total	$26,978	$27,722

Other Assets -Other Assets at June 30, 2001 include a minority interest in TechFarm Ventures (Q) LP.   Such investment is carried on the Company’s balance sheet at cost.  The purpose in acquiring this minority in securities of issuers whose primary business, products or technologies relate to networking, optical components and programmable devices. The total funds committed to this investment is $8.1 million.

NOTE 2.                        INDUSTRY AND SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports.  It also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company’s products and production processes as well as type of customers and distribution methods are consistent among all of the Company’s devices.  The Company’s foreign operations consist primarily of its wholly owned subsidiaries in Japan, the United Kingdom, France and Taiwan.  The Company’s principal markets include North America, Asia, and Europe. Total sales by geographic area represent sales to unaffiliated customers.

	THREE MONTHS ENDED JUNE 30,
	2001	2000

Net sales:
United States	$7,063	$18,645
Export sales to Japan and Asia	2,605	4,484
Export sales to Western Europe	2,512	3,991
Export sales to rest of world	180	219

	$12,360	$27,339

	THREE MONTHS ENDED JUNE 30,
	2001	2000

Income (Loss) from operations:
United States	$(2,768)	$4,496
Japan	(112)	(147)
Western Europe	(266)	(254)

	$(3,146)	$4,095

	AT JUNE 30, 2001	AT MARCH 31, 2001

Long-lived assets:
United States	$28,148	$27,433
Japan	274	260
Western Europe	304	321

	$28,726	$28,014

NOTE 3.           NET INCOME PER SHARE

SFAS No. 128, "Earnings Per Share," requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

All previously reported share amounts have been effected for the three-for-one stock split on February 15, 2000 and for the two-for-one stock split on October 19, 2000. A summary of the Company’s EPS for each of the three months ended June 30 is as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED JUNE 30,
	2001	2000

NET INCOME	$1,275	$6,456

SHARES USED IN COMPUTATION:

Weighted average common shares outstanding used in computation of basic net income per share	38,790	37,292

Dilutive effect of stock options	3,304	5,372

Shares used in computation of diluted net income per share	42,094	42,664

BASIC NET INCOME PER SHARE	$0.03	$0.17

DILUTED NET INCOME PER SHARE	$0.03	$0.15

Options to purchase 4,429,250 and 102,000 shares of common stock at prices ranging from $23.90 to $60.75 and $36.81 to $47.66 were outstanding as of June 30, 2001 and June 30, 2000, respectively, but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 4.                        COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources.  For the three months ended June 30, 2001 and June 30, 2000, comprehensive income, which was comprised of the Company’s net income for the periods, unrealized gain or loss on short-term and long-term investments and changes in cumulative translation adjustments, is as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2001	2000

NET INCOME	$1,275	$6,456

OTHER COMPREHENSIVE INCOME-
Cumulative translation adjustments	5	(18)
Unrealized gain on short-term and long-term investments, net	140	-

Total Other Comprehensive Income (Loss)	145	(18)

COMPREHENSIVE INCOME	$1,420	$6,438

NOTE 5.                        RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities” and in June 2000 issued “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” No. 138.  SFAS No. 133, as amended by SFAS No. 138. These statements standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under these standards, the Company is required to recognize all derivatives as assets or liabilities at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The Company, as required, had adopted  SFAS No. 133, as amended by SFAS No. 138, beginning April 1, 2001. The adoption of this accounting standard has not had a material impact on the Company’s financial position or results of operations.

In December 1999, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  In March 2000, the SEC issued SAB No. 101A and in June 2000, issued SAB No. 101B.  An additional document was issued in October 2000 that responded to frequently asked questions regarding accounting standards related to revenue recognition and SAB No. 101. The Company adopted SAB No. 101, as amended, in fiscal 2001.  The adoption of this accounting guidance did not have a material impact on the Company’s financial position or results of operations.

In March 2000, FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of Accounting Principles Board Opinion No. 25,” clarifying the guidance for certain stock compensation issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations.  FIN 44 became effective July 1, 2000, but applicable to certain transactions dating back to December 1998.  The adoption of FIN 44 did not have a significant impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued two new pronouncements SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.  The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

NOTE 6.                        SUBSEQUENT EVENTS

Subsequent to June 30, 2001, Exar invested $40.0 million in the Series C Preferred Stock round of financing for Internet Machines Corporation, a private-company developing a family of highly integrated communications ICs that will provide protocol-independent network processing and switch fabric solutions for high-speed optical, metro area network and Internet infrastructure equipment.  This investment will be carried on the Company’s balance sheet at cost.

In July 2001, Exar became a Limited Partner in the Skypoint Telecom Fund II (US), LP, a venture capital fund focused on investments in communications infrastructure companies. The purpose of the investment is to allow the Company to align itself with potential strategic partners in emerging technology companies within the telecommunications and/or networking space.  This investment is expected to be carried on the Company’s balance sheet at cost.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of the Company’s operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. These statements relate to, among other things, the Company’s future financial position, products, business development, strategy and management’s plans and objectives for future operations.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “intend,” “expect,” “estimate,” “continue,” “ongoing,” and “potential” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in this Quarterly Report and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

Overview

The Company designs, develops and markets high-performance, high-bandwidth mixed–signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company also provides solutions for the serial communications market as well as the video and imaging markets. The Company’s major customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs. For the three months ended June 30, 2001, sales to Hewlett-Packard represented 10.4% of total net sales.

The Company's international sales represented 42.9% and 31.8% of the Company’s net sales for the three months ended June 30, 2001 and June 30, 2000, respectively. These international sales consist primarily of export sales from the United States that are denominated in United States Dollars. Such international sales and operations expose the Company to the changes in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency.  The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge operating results from its foreign subsidiaries. Although foreign sales may be subject to tariffs in certain countries or with regard to certain products, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers.

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.  This generally occurs at the time of shipment. The Company’s distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any product. The Company records an allowance at the time of shipment, based on authorized and historical patterns of returns, price protection and other concessions.

The Company’s gross margins vary depending on product mix, competition, the volume of products manufactured and sold, its suppliers’ ability to achieve certain manufacturing efficiencies and the cost of materials procured from its suppliers.  Exar’s newer analog and mixed-signal products, especially its communications products, generally have higher gross margins than its more mature products, and margins of any particular product may erode over time.

Financial Outlook

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

Results of Operations
For the periods indicated the following table sets forth in percentage format the relationship of net sales to certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	THREE MONTHS ENDED JUNE 30,

	2001	2000

Net sales	100.0%	100.0%
Cost of sales	43.9	41.8

Gross profit	56.1	58.2
Research and development	44.1	21.2
Selling, general and administrative	37.5	22.0

Operating income (loss)	(25.5)	15.0
Other income, net	41.8	22.2

Income before income taxes	16.4	37.2
Income taxes	6.1	13.6

Net income	10.3%	23.6%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales.  The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	THREE MONTHS ENDED JUNE 30,

	2001	2000

Communications	67.1%	73.2%
Video and Imaging	22.6	21.5
Other	10.3	5.3

	100.0%	100.0%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

 Net sales.  Net sales for the three months ended June 30, 2001 decreased by 54.8% to $12.4 million, compared to $27.3 million for the three months ended June 30, 2000. This decrease was primarily the result of the continued decline in orders by the Company’s customers in response to softening demand by the Company’s customers, high inventory levels of its products and weakness in carrier spending, primarily in the Company’s communications products primarily from lower sales of communications-related products.

The $15.0 million decrease in sales for the three months ended June 30, 2001 from the same period a year ago was the result of a 62.1% decrease from domestic customers and a 39.1% decrease from international customers.

 Cost of sales. Cost of sales as a percentage of net sales for the three months ended June 30, 2001 was approximately 43.9%, compared to 41.8% for the three months ended June 30, 2000. The resulting drop in gross margins occurred because the Company’s sales decreased.

 Research and development.  Research and development (“R&D”) expenses for the three months ended June 30, 2001 were $5.5 million, or 44.1% of net sales, compared to $5.8 million, or 21.2% of net sales, for the three months ended June 30, 2000. Spending was relatively flat, reflecting the Company’s ongoing R&D efforts relating to transmission products. Such spending was primarily associated with expenditures for payroll, supplies and services related to new product development. In the future, the Company expects to increase spending on R&D activities to support growth, particularly for transmission products. The Company expects R&D expenses to continue to fluctuate as a percentage of net sales as a result of the timing of expenditures and changes in the level of net sales.

 Selling, general and administrative.  Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2001 were $4.6 million, or 37.5% of net sales, compared to $6.0 million, or 22.0% of net sales for the three months ended June 30, 2000. The decrease in expenditures was due primarily to the continued reduction in costs associated with infrastructure spending in reaction to the current slowdown in the market as well as a reduction in sales costs and commissions as a result of reduced revenue. In the short term, many of the SG&A expenses are fixed, causing an increase as a percentage of net sales in periods of slower or declining sales and a decrease as a percentage of net sales when sales growth is strong and increasing.

 Other income, Net.  Other income, net in the three months ended June 30, 2001 decreased by 14.8% to $5.2 million in comparison to $6.1 million for the three months ended June 30, 2000. The decrease was the result of lower interest rates resulting in decreased earnings on investments.

 Provision for income taxes.  The effective tax rate for the three months ended June 30, 2001 was approximately 37% compared with the federal statutory rate of 35%. The difference is due to non–deductible expenses and state income taxes.

Liquidity and Capital Resources

At June 30, 2001, total cash, equivalents and both short-term and long-term investments was $432.6 million, comprised of $376.3 million of cash and equivalents, $9.7 million of short-term investments and  $46.5 million of long-term investments in marketable securities.  The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions.  At June 30, 2001, the Company had no foreign currency contracts outstanding.

During the three months ended June 30, 2001, the Company’s operations were financed primarily with cash flows from operations in conjunction with existing cash. The Company generated $750,000 of cash from its operating activities, the result of net income of $1.3 million, a net decrease in working capital of $1.6 million and an increase in non-cash items of $1.1 million.  Net capital and other asset expenditures for the three months ended June 30, 2001 totaled $1.9 million, including cash used for strategic investments and for purchases of computer equipment and software used for product development.  Other investing activities for the three months ended June 30, 2001 included purchases of $15.2 million of long-term investments offset by proceeds from the maturities of short-term investments of $1.8 million.

During the three months ended June 30, 2001, the Company received $1.2 million from the issuance of 138,025 common shares upon the exercise of stock options and the purchase of common shares under the Company’s stock plans.

The Company has no material firm capital commitments as of the end of June 30, 2001.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities.  The combination and sources of capital will be determined by management based on needs and prevailing market conditions.  The Company believes that its cash and cash equivalents, short-term investments, long-term investments and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months.  From time to time, the Company evaluates potential acquisitions and equity investments complementary to the Company’s design expertise and market strategy, including investments in wafer fabrication foundries.  The Company expects to make additional venture investments during the remainder of fiscal 2001. To the extent that the Company can pursue or position itself to pursue these transactions, the Company could choose to seek additional equity or debt financing.  There can be no assurance that additional financing could be obtained on terms acceptable to the Company.  The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

Subsequent to June 30, 2001, Exar invested $40.0 million in the Series C Preferred Stock round of financing for Internet Machines Corporation, a leading private-company developing a family of highly- integrated communications ICs that provide protocol-independent network processing and switch fabric solutions for high-speed optical, metro area network and Internet infrastructure equipment. This investment will be carried on the Company’s balance sheet at cost.

In July 2001, Exar became a Limited Partner in the Skypoint Telecom Fund II (US), LP, a venture capital fund focused on investments in communications infrastructure companies. The purpose of the investment is to allow the Company to align itself with potential strategic partners in emerging technology companies within the telecommunications and/or networking space.  This investment is expected to be carried on the Company’s balance sheet at cost.

RISK FACTORS

The Company is subject to a number of risks - some are normal to the fabless networking semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in Exar. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

As a result of these risks, the Company’s business, financial condition or operating results could be materially adversely affected. This could cause the trading price of the Company’s common stock to decline, and you may lose part or all of your investment.

The Company is exposed to the risks associated with the recent slowdown in the U.S. economy.

Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy. As a result of these unfavorable economic conditions, the Company has recently experienced a significant slowdown in customer orders. If such economic conditions in the U.S. continue or worsen or if a wider or global economic slowdown occurs, the Company’s business, financial condition and results of operations may be materially and adversely affected.

The Company’s operating results may vary significantly due to the cyclicality of the semiconductor industry. Any such variations could adversely affect the market price of the Company’s common stock.

The Company operates in the semiconductor industry, which is cyclical and subject to rapid technological change. From time to time, including during the first half of 2001, the semiconductor industry has experienced significant downturns characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry to fully recover from its recent downturn, could seriously impact the Company’s revenues and harm its business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect the Company’s ability to ship products in future periods. Accordingly, the Company’s quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause the Company’s stock price to decline.

The Company’s operating results fluctuate significantly because of a number of factors, many of which are beyond the Company’s control.

The Company’s operating results fluctuate significantly. Some of the factors that affect the Company’s results, many of which are difficult to control or predict, are:

             •            the reduction, rescheduling or cancellation of orders by customers;

             •            fluctuations in the timing and amount of customer requests for product shipments;

             •            fluctuations in the manufacturing output, yields and inventory levels of the Company’s suppliers;

             •            changes in the mix of products that the Company’s customers purchase;

             •            the Company’s ability to introduce new products on a timely basis;

             •            the announcement or introduction of products by the Company’s competitors;

             •            the availability of third–party foundry capacity and raw materials;

             •            competitive pressures on selling prices;

             •            the amounts and timing of costs associated with product warranties and returns;

             •            the amounts and timing of investments in research and development;

             •            market acceptance of the Company’s products;

             •            costs associated with acquisitions and the integration of acquired operations;

             •            the ability of the Company’s customers to obtain components from their other suppliers;

             •            general conditions in the communications and semiconductor industries;

             •            changes in capital spending by the telecommunications service providers;

             •            build-up of channel inventory;

             •            fluctuations in interest rates; and

             •            general economic conditions.

The Company’s markets are subject to rapid technological change; therefore, the Company’s success depends on its ability to develop and introduce new products in a timely manner.

The markets for the Company’s products are characterized by:

             •            rapidly changing technologies;

             •            evolving and competing industry standards;

             •            changing customer needs;

             •            frequent new product introductions and enhancements; and

             •            increased integration with other functions.

To develop new products for the Company’s target markets, the Company must develop, gain access to and use leading technologies in a cost–effective and timely manner and continue to expand its technical and design expertise. In addition, the Company must have its products designed into its customers' future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

In addition, products for communications applications are based on continually evolving industry standards. The Company’s ability to compete will depend on its ability to identify and ensure compliance with these industry standards. As a result, the Company could be required to invest significant time and effort and to incur significant expense to redesign its products to ensure compliance with relevant standards.

The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm its operating results.

The markets in which the Company participates are intensely competitive.

The Company’s target markets are intensely competitive. The Company’s ability to compete successfully in its target markets depends on the following factors:

             •            designing new products that implement new technologies;

             •            subcontracting the manufacture of new products and delivering them in a timely manner;

             •            product quality and reliability;

             •            technical support and service;

             •            timely product introduction;

             •            product performance;

             •            product features;

             •            price;

             •            end–user acceptance of the Company’s customers' products;

             •            compliance with evolving standards; and

             •            market acceptance of competitors' products.

In addition, the Company’s competitors or customers may offer new products based on new technologies, industry standards or end–user or customer requirements, including products that have the potential to replace or provide lower–cost or higher–performance alternatives to its products. The introduction of new products by the Company’s competitors or customers could render the Company's existing and future products obsolete or unmarketable. In addition, the Company’s competitors and customers may introduce products that integrate the functions performed by its ICs on a single IC, thus eliminating the need for the Company’s products.

Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company’s communications products include Conexant Systems Inc., PMC–Sierra, Inc. and TranSwitch Corporation. In addition, the expansion of the Company’s communications product portfolio may in the future bring it into competition with other established communications IC companies, such as Applied Micro Circuits Corp. and Vitesse Semiconductor Corporation. Competitors in the Company’s other markets include Analog Devices, Inc., Philips Electronics and Texas Instruments, Inc. Many of the Company’s competitors have greater financial, technical and management resources than the Company does.  Some of these competitors may be able to sell their products at prices below which it would be profitable for the Company to sell its products.

The Company’s future success depends in part on the continued service of its key engineering and management personnel and its ability to identify hire and retain additional personnel.

The Company’s future success depends, in part, on the continued service of its key design engineering, sales, marketing and executive personnel and its ability to identify, hire and retain additional personnel.

The Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business. The intense competition, particularly in Silicon Valley, for highly qualified personnel has subsided, in part, due to the current economic slowdown.  However, this is a considerable risk inherent to the Company. The Company’s anticipated future growth is expected to place increased demands on its resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel.  Loss of the services of, or failure to recruit key design engineers or other technical and management personnel, could harm the Company’s business.

The Company depends on third party foundries to manufacture its ICs.

The Company does not own or operate a semiconductor fabrication facility. Most of its products are based on CMOS processes. Although two foundries manufacture its products based on CMOS processes, most are manufactured at a single foundry. In addition, one foundry manufactures most of the Company’s BiCMOS products. The Company does not have long–term wafer supply agreements with its CMOS foundries that guarantee wafer or product quantities, prices, delivery or lead times, as its CMOS foundries manufacture its products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements; however, the ability of each foundry to provide wafers to the Company is limited by the foundry's available capacity. Therefore, the Company’s CMOS foundries could choose to prioritize capacity for other customers or reduce or eliminate deliveries to it on short notice. Accordingly, the Company cannot be certain that these foundries will allocate sufficient capacity to satisfy its requirements. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company’s reliance on third–party foundries include:

•	the lack of control over delivery schedules;

•	the unavailability of, or delays in obtaining access to, key process technologies;

•	limited control over quality assurance, manufacturing yields and production costs; and

•	potential misappropriation of the Company’s intellectual property.

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to the following:

•	a sudden demand for semiconductor devices;

•	a manufacturing disruption experienced by one or more of the Company’s foundries or sudden reduction or elimination of any existing source or sources of semiconductor devices;

•	time required to identify or qualify alternative manufacturing sources for existing or new products; or

•	failure of the Company’s suppliers to obtain the raw materials and equipment used in the production of its ICs.

If the Company’s foundries discontinue the manufacturing processes needed to meet its demands, or fail to upgrade the technologies needed to manufacture its products, the Company may face production delays.

The Company’s wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry will cease production on an older or lower–volume process that it uses to produce parts supplied to the Company. Additionally, the Company cannot be certain its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products is based. Each of these events could increase the Company’s costs and harm its ability to deliver its products on time.

The Company expects that revenues currently derived from non–communications products will decline in future periods, and its business will be harmed if its communications products fail to compensate for this decline.

The Company does not intend to increase its funding of development efforts relating to its video and imaging and other non–communications products, and as a result, revenues from these products may decline in future periods. In addition, the markets for these products are subject to extreme price competition, and the Company may not be able to reduce its costs in response to declining average selling prices. Even if the Company reduces its costs, its customers in these markets may not purchase these products. Moreover, these markets may decrease in size in the future. If the Company’s communications products fail to compensate for any revenue shortfall, its business could be harmed.

The Company’s dependence on third–party subcontractors to assemble and test its products subjects it to a number of risks, including an inadequate supply of products and higher materials costs.

The Company depends on independent subcontractors for the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following significant risks:

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

             •            potential increases in prices due to capacity shortages and other factors; and

             •            potential misappropriation of the Company’s intellectual property.

These risks may lead to delayed product delivery or increased costs, which would harm the Company’s profitability and customer relationships.

To secure foundry capacity, the Company may be required to enter into financial and other arrangements with foundries, and such agreements may result in the dilution of its earnings or the ownership of its stockholders or otherwise harm its operating results.

Allocation of a foundry's manufacturing capacity may be influenced by a customer's size or the existence of a long–term agreement with the foundry. To address foundry capacity constraints, the Company and other semiconductor companies that rely on third–party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or "take or pay" contracts that commit a company to purchase specified quantities of wafers over extended periods. While the Company is not currently a party to any of these arrangements, it may decide to enter into these arrangements in the future. The Company cannot be sure, however, that these arrangements will be available to it on acceptable terms, if at all. Any of these arrangements could require the Company to commit substantial capital and, accordingly, could require it to obtain additional debt or equity financing. This could result in the dilution of its earnings or the ownership of its stockholders or otherwise harm its operating results.

The Company’s reliance upon foreign suppliers exposes it to risks associated with international operations.

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia for most of its products. The Company’s dependence on these subcontractors involves the following substantial risks:

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

These risks may lead to delayed product delivery or increased costs, which would harm the Company’s profitability and customer relationships.

The Company’s reliance on foreign customers could cause fluctuations in its operating results.

International sales accounted for 42.9% of net sales for the three months ended June 30, 2001. International sales may account for an increasing portion of the Company’s revenues, which would subject it to the following risks:

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

In addition, because sales of the Company’s products have been denominated to date primarily in United States Dollars, increases in the value of the United States Dollar could increase the relative price of the Company’s products so that they become more expensive to customers in the local currency of a particular country. Future international activity may result in increased foreign currency denominated sales. Furthermore, because some of the Company’s customer purchase orders and agreements are governed by foreign laws, the Company may be limited in its ability to enforce its rights under these agreements and to collect damages, if awarded.

The Company relies on its distributors and sales representatives to sell many of its products.

The Company sells many of its products through distributors and sales representatives. The Company’s distributors and sales representatives could reduce or discontinue sales of its products. They may not devote the resources necessary to sell the Company’s products in the volumes and within the time frames that it expects. In addition, the Company depends upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn these distributors and sales representatives depend substantially on general economic conditions and conditions within the semiconductor industry. The Company believes that its success will continue to depend upon these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell its products, the Company’s business could be harmed.

Because the Company’s communications ICs typically have lengthy sales cycles, the Company may experience substantial delays between incurring expenses related to research and development and the generation of sales revenue.

Due to the communications IC product cycle, it usually takes the Company more than 12 months to realize volume shipments after it first contacts a customer. The Company first works with customers to achieve a design win, which may take nine months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional three months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

The Company’s backlog may not result in future revenue.

Due to possible customer changes in delivery schedules and quantities actually purchased, cancellations of orders, distributor returns or price reductions, the Company’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of the Company’s backlog to result in future revenue, could harm the Company’s business.

The Company’s operating expenses are relatively fixed, and it may order materials in advance of anticipated customer demand. Therefore, the Company has limited ability to reduce expenses quickly in response to any revenue shortfalls.

The Company’s operating expenses are relatively fixed, and, therefore, it has limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, the Company’s operating results will be harmed if its revenues do not meet its revenue projections. The Company may experience revenue shortfalls for the following reasons:

•	a significant reduction in customer demand

•	significant pricing pressures that occur because of declines in average selling prices over the life of a product;

•	sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead the Company’s suppliers to allocate available supplies or capacity to other customers, in turn, harming the Company’s ability to meet its sales obligations; and

•	the reduction, rescheduling or cancellation of customer orders.

In addition, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from the Company’s outside suppliers and foundries, the Company may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write–downs if expected orders fail to materialize.

Periods of rapid growth and expansion could place a significant strain on the Company’s limited personnel and other resources.

To manage the Company’s possible future growth effectively, the Company will be required to continue to improve its operational, financial and management systems and to successfully hire, train, motivate and manage its employees. In addition, the integration of past and future potential acquisitions and the evolution of the Company’s business plan will require significant additional management, technical and administrative resources.  The Company cannot be certain that it will be able to manage the growth and evolution of its current business effectively.

Exar has in the past and may in the future make acquisitions and large strategic equity investments, which will involve numerous risks. Exar cannot assure that it will be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

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

The risks involved with large strategic equity investments include:

             •            diversion of management’s attention;

             •            the possibility that the Company may incur losses from these investments; and

             •            the opportunity cost associated with committing capital in such investments.

The Company cannot assure that it will be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

The Company may not be able to protect its intellectual property rights adequately.

The Company’s ability to compete is affected by its ability to protect its intellectual property rights. The Company relies on a combination of patents, trademarks, copyrights, mask work registrations, trade secrets, confidentiality procedures and non–disclosure and licensing arrangements to protect its intellectual property rights. Despite these efforts, the Company cannot be certain that the steps it takes to protect its proprietary information will be adequate to prevent misappropriation of the Company’s technology, or that its competitors will not independently develop technology that is substantially similar or superior to the Company’s technology.

More specifically, the Company cannot be sure that its pending patent applications or any future applications will be approved, or that any issued patents will provide it with competitive advantages or will not be challenged by third parties. Nor can the Company be sure that, if challenged, the Company’s patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on the Company’s ability to do business. Furthermore, others may independently develop similar products or processes, duplicate the Company’s products or processes or design around any patents that may be issued to it.

The Company could be harmed by litigation involving patents and other intellectual property rights.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company may be accused of infringing the intellectual property rights of third parties. Furthermore, the Company has certain indemnification obligations to customers with respect to the infringement of third–party intellectual property rights by its products. The Company cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users of its products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not harm its business.

Any litigation relating to the intellectual property rights of third parties, whether or not determined in the Company’s favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of its management and technical personnel. In the event of any adverse ruling in any such litigation, the Company could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, or at all.

Earthquakes and other natural disasters may damage the Company’s facilities or those of its suppliers.

The Company’s corporate headquarters in Fremont, California are located near major earthquake faults that have experienced seismic activity. In addition, some of its suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near its headquarters, the Company’s operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of the Company’s major suppliers could disrupt the operations of those suppliers, which could limit the supply of the Company’s products and harm its business.

The Company relies on continuous power supply to conduct its operations.

The Company relies on a continuous power supply to conduct its business from its headquarters located in California.  Currently, California is experiencing energy shortages which have resulted in rolling blackouts throughout the state. These rolling blackouts are expected to continue in the future and could disrupt the Company’s operations, research and development and other critical functions. Such disruption in power supply may temporarily suspend operations in its headquarters.  This disruption may impede the Company’s ability to continue operations, which could delay the introduction of new products, hinder the Company’s sales efforts, impede the Company’s ability to retain existing customers and to obtain new customers, which could have a negative impact on the Company and its results of operations.

The Company’s stock price is volatile.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

             •            the Company’s anticipated or actual operating results;

             •            announcements or introductions of new products;

             •            technological innovations by the Company or its competitors;

             •            product delays or setbacks by the Company, its customers or its competitors;

             •            conditions in the communications and semiconductor markets;

             •            the commencement of litigation;

             •            changes in estimates of the Company’s performance by securities analysts;

             •            announcements of merger or acquisition transactions; and

             •            general economic and market conditions.

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations may harm the market price of the Company’s common stock.

The anti–takeover provisions of the Company’s certificate of incorporation and of the Delaware General Corporation Law may delay, defer or prevent a change of control.

The Company’s Board of Directors has the authority to issue up to 2,250,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit the Company’s consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on the Company’s stockholders. The Company’s stockholders must give 120 days advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to the Company’s stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The Company has in place a stockholder right or “poison pill” plan that may trigger its stockholder rights plan in the event its Board of Directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire the Company. The Delaware anti–takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of the Company’s common stock. The Delaware statute makes it more difficult for the Company to be acquired without the consent of its Board of Directors and management.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Foreign Currency Fluctuations. In the normal course of business, the Company is exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S, Dollar value of its foreign operations and financial condition. This exposure is the result of the foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, the Company will enter into transactions to enter into forward currency exchange contracts to minimize the effect of fluctuating foreign currencies in its foreign earnings and specifically identifiable anticipated transactions.  Such contracts are currently available under its bank lines of credit. Generally, such purchases of forward contracts are available over periods up to 12 months.  Such transactions, if entered into, do not qualify for hedge accounting treatment under the new standards of SFAS No. 133. Although Exar has never entered into any type of contracts to hedge against foreign currency risk, the Company may be expected to do so in the future, however, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three months ended June 30, 2001, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

 Interest Rate Sensitivity. The Company maintains investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. This exposure is not hedged because a hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income or the market value. The actual impact on investment income and market value in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2001, short-term investments consisted of auction rate securities, government and corporate securities of $9.7 million and long-term investments consisted of government and corporate securities of $46.5 million. At June 30, 2001, the difference between the fair market value and the underlying cost of such investments was attributable to an unrealized gain of $555,915, net of income taxes.

ITEM 6.                          EXHIBITS AND REPORTS ON FORM 8-K

(a)         No exhibits to report.

(b)        During the three months for which this report is filed, the Registrant filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

By	/s/ Donald L. Ciffone, Jr	Date: August 14, 2001
Donald L. Ciffone, Jr.
Chief Executive Officer, President and Director

By	/s/ Ronald W. Guire	Date: August 14, 2001
Ronald W. Guire
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Director (Principal Financial and Accounting Officer)