Form 10-Q
period 2001-09-30
EXAR CORP
filed 2001-11-13
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2001

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

Yes  ☒ No  ☐

Common Stock outstanding at October 31, 2001  -  39,203,542 shares, net of treasury shares.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	SEPTEMBER 30, 2001	MARCH 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$328,462	$389,522
Short-term investments	22,431	11,522
Accounts receivable, net	4,091	11,433
Inventories	8,274	9,717
Prepaid expenses and other	3,368	3,039
Deferred income taxes	2,915	2,414
Total current assets	369,541	427,647

PROPERTY, PLANT, AND EQUIPMENT, Net	26,361	27,722
OTHER ASSETS	12,082	12,639
LONG-TERM MARKETABLE SECURITIES	45,950	31,340
OTHER LONG-TERM INVESTMENTS	43,767	-

TOTAL ASSETS	$497,701	$499,348

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,084	$3,397
Accrued compensation and related benefits	2,971	8,593
Accrued sales commissions	1,114	1,443
Other accrued expenses	1,587	1,442
Income taxes payable	1,342	-
Total current liabilities	8,098	14,875

LONG-TERM OBLIGATIONS	428	476

STOCKHOLDERS' EQUITY:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares authorized; 39,171,088 and 38,967,639 shares outstanding	389,359	387,393
Accumulated other comprehensive income	1,056	542
Retained earnings	103,371	100,673
Treasury stock; 245,000 shares of common stock at cost	(4,611)	(4,611)
Total stockholders' equity	489,175	483,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$497,701	$499,348

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDEDSEPTEMBER 30,

	2001	2000	2001	2000

NET SALES	$13,138	$31,502	$25,498	$58,841

COSTS AND EXPENSES:
Cost of goods sold	5,714	12,958	11,139	24,392
Research and development	5,234	6,235	10,683	12,020
Selling, general and administrative	4,423	6,243	9,055	12,268
Total costs and expenses	15,371	25,436	30,877	48,680

OPERATING INCOME (LOSS)	(2,233)	6,066	(5,379)	10,161

OTHER INCOME:
Interest income, net	4,091	6,665	9,277	12,753
Other, net	(27)	(22)	(43)	(40)
Total other income, net	4,064	6,643	9,234	12,713

INCOME BEFORE INCOME TAXES	1,831	12,709	3,855	22,874

INCOME TAXES	408	4,754	1,157	8,463

NET INCOME	$1,423	$7,955	$2,698	$14,411

NET INCOME PER SHARE:

BASIC	$0.04	$0.21	$0.07	$0.38

DILUTED	$0.03	$0.18	$0.06	$0.34

SHARES USED IN COMPUTATION OF
NET INCOME PER SHARE:

BASIC	38,873	37,798	38,831	37,545

DILUTED	41,833	43,332	41,963	42,997

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,698	$14,411
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,073	1,908
Provision for doubtful accounts	(81)	544
Deferred income taxes	(501)	2,009
Gain (loss) on sale of equipment	-	(1)
Changes in operating assets and liabilities:
Accounts receivable	7,423	(1,134)
Inventories	1,443	(1,191)
Prepaid expenses and other	(329)	(310)
Accounts payable	(2,313)	910
Accrued compensation and related benefits	(5,622)	(1,508)
Other accrued expenses	(184)	354
Income taxes payable	1,152	6,425
Net cash provided by operating activities	5,759	22,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(712)	(2,855)
Proceeds from sale of equipment	-	9
Purchase of investments	(37,952)	(35,581)
Proceeds from maturities of investments	13,067	14,189
Investment in affiliates	(43,767)	-
Other assets	557	(156)
Net cash used in investing activities	(68,807)	(24,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term liabilities	(48)	(52)
Proceeds from issuance of common stock	1,966	6,374

Net cash provided (used) by financing activities	1,918	6,322

EFFECT OF EXCHANGE RATE CHANGES ON CASH	70	(17)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(61,060)	4,328
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	389,522	377,158
CASH AND EQUIVALENTS AT END OF PERIOD	$328,462	$381,486

See notes to condensed consolidated financial statements

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Exar Corporation ("Exar" or the "Company") and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial positions, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. The unaudited condensed consolidated financial statements and notes should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

All share and per-share amounts for the periods included in this Report on Form 10-Q have been adjusted to reflect the three-for-two stock split effected February 15, 2000 and the two-for-one stock split effected October 19, 2000. In addition, certain reclassifications have been made to prior year balances to conform to current year presentation.

The financial information furnished herein is unaudited, but in the opinion of management includes all adjustments (all of which are normal, recurring adjustments) necessary for the fair presentation of the results of operations for the periods indicated. The results of operations for the second quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities"and in June 2000 issued "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." Such Statement standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under these standards, the Company is required to recognize all derivatives as assets or liabilities at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company, as required, adopted SFAS No. 133, as amended by SFAS No. 138, beginning April 1, 2001.The adoption of this accounting standard has not had a material impact on the Company’s financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In March 2000, the SEC issued SAB No. 101A and, in June 2000, issued SAB No. 101B. An additional document was issued in October 2000 that responded to frequently asked questions regarding accounting standards related to revenue recognition and SAB No. 101. The Company adopted SAB No. 101, as amended, in fiscal 2001. The adoption of this accounting guidance did not have a material impact on the Company’s financial position or results of operations.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 141, use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. The provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement also amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS No. 143 will not have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of," and to develop a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although FAS 144 supersedes FAS 121, it retains some fundamental provisions of FAS 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS No. 144 will not have a material impact on its financial position or results of operations.

Currency Translation – The financial statements of Exar subsidiaries located outside of the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are accumulated in Other Comprehensive Income reported as a separate component of Stockholders’ Equity.

Cash Equivalents – For the purpose of financial statement presentation, Exar considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Fair Values of Financial Instruments – The fair values of the Company’s financial instruments are determined on quoted market prices and market interest rates as of the end of the reporting period.  Unrealized gain or loss is reported as a separate component of Stockholders’ Equity as Other Comprehensive Income.

Inventory Valuation - Inventories are stated at the lower of cost (first-in, first-out method) or market.

	SEPTEMBER 30, 2001	MARCH 31, 2001
Work-in-process	$4,330	$5,797
Finished goods	3,944	3,920
Total	$8,274	$9,717

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment consists of the following:

	SEPTEMBER 30, 2001	MARCH 31, 2001
Land	$6,584	$6,584
Building	13,433	13,433
Machinery and equipment	39,015	39,476
Leasehold improvements	58	55
Construction-in-progress	185	31
	59,275	59,579
Accumulated depreciation	(32,914)	(31,857)
Total	$26,361	$27,722

Income Taxes – Income taxes for the interim periods are based on estimated effective annual income tax rates.The effective income tax rate for the six months ended September 30, 2001 was 30%. The rate applied is lessthan the statutory federal income tax rate due to available tax credits to be utilized in the current fiscal yearending March 31, 2002.

NOTE 2.                        INDUSTRY AND SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly owned subsidiaries in Japan, the United Kingdom, France and Taiwan. The Company’s principal markets include North America, Asia and Europe. Net sales by geographic area represent sales to unaffiliated customers.

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Net sales:
United States	$8,074	$21,982	$15,137	$40,632
Japan and Asia	3,009	4,666	$5,614	9,159
Western Europe	1,919	4,442	$4,431	8,425
Rest of world	136	412	$316	625
	$13,138	$31,502	$25,498	$58,841

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Income (loss) from operations:
United States	$(2,002)	$6,409	$(4,889)	$10,891
Japan	(9)	(63)	(1)	(210)
Western Europe	(222)	(280)	(489)	(520)
	$(2,233)	$6,066	$(5,379)	$10,161

Net income (loss):
United States	$1,665	$8,315	$3,217	$15,189
Japan	(9)	(63)	(1)	(210)
Western Europe	(233)	(297)	(518)	(568)
	$1,423	$7,955	$2,698	$14,411

	AT SEPTEMBER 30, 2001	AT MARCH 31, 2001
Total assets
United States	$496,835	$498,695
Japan	694	552
Western Europe	172	101
	$497,701	$499,348

NOTE 3.                        NET INCOME PER SHARE

SFAS No. 128, "Earnings Per Share," requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

Options to purchase 4,555,646 and 1,645,300 shares of common stock at prices ranging from $21.46 to $60.75 and $53.86 to $54.75 were outstanding as of September 30, 2001 and September 30, 2000, respectively, but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

All previously reported share amounts have been adjusted to reflect the three-for-two stock split on February 15, 2000 and the two-for-one stock split on October 19, 2000. A summary of the Company’s EPS for the three and six months ended September 30, 2001 and 2000 is as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDEDSEPTEMBER 30,
	2001	2000	2001	2000
NET INCOME	$1,423	$7,955	$2,698	$14,411

SHARES USED IN COMPUTATION:

Weighted average common shares outstanding used in computation of basic net income per share	38,873	37,798	38,831	37,545

Dilutive effect of stock options	2,960	5,534	3,132	5,452

Shares used in computation of diluted net income per share	41,833	43,332	41,963	42,997

BASIC NET INCOME PER SHARE	$0.04	$0.21	$0.07	$0.38

DILUTED NET INCOME PER SHARE	$0.03	$0.18	$0.06	$0.34

NOTE 4.                        COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources.  For the three and six months ended September 30, 2001 and September 30, 2000, comprehensive income, which was comprised of the Company’s net income for the periods, unrealized gain or loss on short-term and long-term marketable securities and changes in cumulative translation adjustments, is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
NET INCOME	$1,423	$7,955	$2,698	$14,411

OTHER COMPREHENSIVE INCOME-
Cumulative translation adjustments	65	2	70	(16)
Unrealized gain on marketable securities, net	304	22	444	22
Total Other Comprehensive Income	369	24	514	6

COMPREHENSIVE INCOME	$1,792	$7,979	$3,212	$14,417

NOTE 5.                        STRATEGIC PARTNERSHIPS AND LONG-TERM INVESTMENTS

In May 2001, Exar acquired a minority interest as a Limited Partner in TechFarm Ventures (Q) LP, a venture capital fund which focuses its investment activities on technologies related to networking, optical components and programable devices.. Exar is committed to fund $8.2 million and is expected to make payments in quarterly installments of approximately 10% of the balance outstanding. As of September 30, 2001 Exar had made capital contributions totaling approximately $2.4 million. The investment is reported on the Company’s balance sheet at cost.

In July 2001, Exar invested $40.0 million in the Series C Preferred Stock round of financing for Internet Machines Corporation, a pre-revenue, privately-held company developing a family of highly-integrated communications ICs that will provide protocol-independent network processing and switch fabric solutions for high-speed optical, metro area network and Internet infrastructure equipment. The Company's investment represents 16% of the equity interest of Internet Machines Corporation. The investment and related expense reflected at cost on the balance sheet as of September 30, 2001 was $40.3 million.

In July 2001, Exar became a Limited Partner in Skypoint Telecom Fund II (US), LP, a venture capital fund focused on investments in communications infrastructure companies. The investment allows the Company to align itself with potential strategic partners in emerging technology companies within the telecommunications and/or networking area. Exar is committed to fund $5.2 million by the end of the current fiscal year ending March 31, 2002. As of September 30, 2001 Exar had made capital contributions of $1.0 million which are recorded on the Company’s balance sheet at cost.

NOTE 6.                        RECENT DEVELOPMENTS

On September 27, 2001 the Company was informed by its bipolar wafer supplier that it decided to discontinue its domestic wafer foundry. The wafer foundry supports the Company’s bipolar, custom (legacy) and standard products. Exar’s customers have been informed of this decision and the parties are finalizing ongoing supply arrangements. This supply disruption may have a negative impact on the Company’s inventory levels in the near term. Additionally, although this supply issue is not expected to have a short-term impact on revenue, long-term supply of certain products may be impacted.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                        AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of the Company’s operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. These statements relate to, among other things, the Company’s future financial position, products, business development, strategy and management’s plans and objectives for future operations.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "may," "will," "intend," "expect," "estimate," "continue," "ongoing," and "potential" or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" in this Quarterly Report and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

Overview

Exar Corporation ("Exar" or the "Company") designs, develops and markets high–performance, high–bandwidth mixed–signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company uses its high–speed, analog and mixed–signal design expertise, system–level knowledge and standard CMOS process technologies to offer ICs (integrated circuits) for the communications markets that address transmission standards, such as T/E carrier, ATM and SONET/SDH. Additionally, Exar provides solutions for the serial communications market as well as the video and imaging markets. Exar’s major customers include Alcatel, Cisco, Hewlett–Packard, Lucent, Nokia and Tellabs. For the three and six months ended September 30, 2001, sales to Hewlett-Packard represented 10.4% and 10.3% of total net sales, respectively.

The Company's international sales represented 38.5% and 30.2% of the Company’s net sales for the three months ended September 30, 2001 and September 30, 2000, respectively. International sales for the six months ended September 30, 2001 and September 30, 2000 were 40.6% and 30.9%, respectively. International sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international operations expose the Company to changes in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currencies. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge operating results from its foreign subsidiaries. Although foreign sales may be subject to tariffs in certain countries or with regard to certain products, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers.

The Company recognizes product revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. This generally occurs at the time of shipment to customers or distributors. The Company’s distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any product. The Company records an allowance at the time of shipment, based on authorized and historical patterns of returns, for price protection and other concessions.

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

Financial Outlook

The global economy and financial markets have weakened and conditions are expected to continue to be challenging. The continued softening in demand caused by the general economic weakness, uncertainty and terrorist or military activities has resulted, and may further result, in decreased revenues, earning levels or growth rates. Additionally, the telecommunication carriers have delayed or reduced capital expenditures, thus decreasing the demand for semiconductor components at a significant number of the Company’s customers, many of whom have announced significant inventories and declines in expected future results.

The Company expects that such decrease in demand may continue to negatively impact its revenues and gross profit for a significant portion of the remaining fiscal year ending March 31, 2002. The Company has taken, and will continue to take, actions to control costs and reduce operating expenses while maintaining its focus on developing and marketing new broadband transmission products.

On September 27, 2001 the Company was informed by its bipolar wafer supplier that it decided to discontinue its domestic wafer foundry. The wafer foundry supports the Company’s bipolar, custom (legacy) and standard products. Exar’s customers have been informed of this decision and the parties are finalizing ongoing supply arrangements. This supply disruption may have a negative impact on the Company’s inventory levels in the near term. Additionally, although this supply issue is not expected to have a short-term impact on revenue, long-term supply of certain products may be impacted

Results of Operations

For the periods indicated, the following table sets forth, in percentage format, the relationship of certain cost, expense and income items to net sales. The table and subsequent discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.5	41.1	43.7	41.5

Gross profit	56.5	58.9	56.3	58.5
Research and development	39.8	19.8	41.9	20.4
Selling, general and administrative	33.7	19.8	35.5	20.8

Operating income (loss)	(17.0)	19.3	(21.1)	17.3
Other income, net	30.9	21.1	36.2	21.6

Income before income taxes	13.9	40.4	15.1	38.9
Income taxes	3.1	15.1	4.5	14.4

Net income	10.8%	25.3%	10.6%	24.5%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales.  The table and subsequent discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Communications	67.1%	73.2%	70.3%	75.2%
Video and Imaging	22.6	21.5	20.8	19.9
Other	10.3	5.3	8.9	4.9
	100.0%	100.0%	100.0%	100.0%

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

Net sales. Net sales for the three months ended September 30, 2001 decreased by 58.3% to $13.1 million, compared to $31.5 million for the three months ended September 30, 2000. The decrease was primarily the result of the continued decline in orders by the Company’s customers in response to softening demand by the Company’s customers, high inventory levels and weakness in carrier spending.

The $18.4 million decrease in sales for the three months ended September 30, 2001 compared to the same period a year ago was the result of a 63.3% decrease in sales to domestic customers and a 46.8% decrease in sales to international customers.

Cost of sales. Cost of sales as a percentage of net sales for the three months ended September 30, 2001 was 43.5%, compared to 41.1% for the three months ended September 30, 2000. The resulting drop in gross margin was directly related to the decrease in net sales.

Research and development.  Research and development ("R&D") expenses for the three months ended September 30, 2001 were $5.2 million, or 39.8% of net sales, compared to $6.2 million, or 19.8% of net sales, for the three months ended September 30, 2000. Spending, as a percentage of net sales, increased for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, reflecting the Company’s ongoing R&D efforts relating to transmission products. Such spending was primarily associated with expenditures for payroll, supplies and services related to new product development. In the future, the Company expects to increase spending on R&D activities to support growth, particularly for transmission products. The Company expects R&D expenses to continue to fluctuate as a percentage of net sales as a result of the timing of expenditures and changes in the level of net sales.

Selling, general and administrative.  Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 were $4.4 million, or 33.7% of net sales, compared to $6.2 million, or 19.8% of net sales, for the three months ended September 30, 2000. The decrease in expenditures was due primarily to the continued reduction in costs associated with infrastructure spending in reaction to the current slowdown in the market as well as a reduction in sales costs and commissions as a result of reduced revenue. In the short term, many of the SG&A expenses are fixed, causing an increase as a percentage of net sales in periods of slower or declining sales and a decrease as a percentage of net sales when sales growth is strong and increasing.

Other income, Net.  Other income, net in the three months ended September 30, 2001 decreased by 38.8% to $4.1 million in comparison to $6.6 million for the three months ended September 30, 2000. The decrease was the result of the compounding effect of several interest rate cuts experienced in the three months ended September 30, 2001. In the future, the Company expects other income to continue to decrease as a result of the downward trend in interest rates and expected additional future interest rate cuts.

Provision for income taxes.  The effective tax rate for the three months ended September 30, 2001 was 22.3%, compared with the federal statutory rate of 35%. The difference is due to a year-to-date tax adjustment resulting from additional tax credits available which will be utilized in the current fiscal year ending March 31, 2002.

Six Months Ended September 30, 2001 compared to Six Months Ended September 30, 2000

Net sales.  Net sales for the six months ended September 30, 2001 decreased by 56.7% to $25.5 million, compared to $58.8 million for the six months ended September 30, 2000. The decrease was primarily the result of the continued decline in orders by the Company’s customers in response to softening demand by the Company’s customers, high inventory levels and weakness in carrier spending.

The $33.3 million decrease in sales for the six months ended September 30, 2001, compared to the same period a year ago was the result of a 62.7% decrease in sales to domestic customers and a 43.1% decrease in sales to international customers.

Cost of sales. Cost of sales as a percentage of net sales for the six months ended September 30, 2001 was 43.7%, compared to 41.5% for the six months ended September 30, 2000. The resulting drop in gross margin was directly related to the decrease in net sales.

Research and development.  R&D expenses for the six months ended September 30, 2001 were $10.7 million, or 41.9% of net sales, compared to $12.0 million, or 20.4% of net sales, for the six months ended September 30, 2000. Spending, as a percentage of net sales, increased for the six months ended September 30, 2001 when compared to spending for the six months ended September 30, 2000. The increase reflects the Company’s ongoing R&D efforts relating to transmission products. Such spending was primarily associated with expenditures for payroll, supplies and services related to new product development.

Selling, general and administrative. SG&A expenses for the six months ended September 30, 2001 were $9.1 million, or 35.5% of net sales, compared to $12.3 million, or 20.8% of net sales, for the six months ended September 30, 2000. The dollar decrease in expenditures was due primarily to the continued reduction in costs associated with infrastructure spending in reaction to the current slowdown in the economic and financial markets as well as a reduction in sales costs and commissions as a result of reduced revenue.

Other income, Net.  Other income, net in the six months ended September  30, 2001 decreased by 27.4% to $9.2 million in comparison to $12.7 million for the six months ended September 30, 2000. The decrease was the result of the compounding effect of several interest rate cuts experienced thus far in the six months ended September 30, 2001.

Provision for income taxes.  The effective tax rate for the six months ended September 30, 2001 was approximately 30% compared with the federal statutory rate of 35%. The difference is due to tax credits available which will be utilized in the fiscal year ending March 31, 2002.

Liquidity and Capital Resources

At September 30, 2001, total cash, equivalents and both short-term and long-term investments were $396.8 million, comprised of $328.5 million of cash and equivalents, $22.4 million of short-term investments and $45.9 million of long-term marketable securities. The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. At September 30, 2001, the Company had no foreign currency contracts outstanding.

During the six months ended September 30, 2001, the Company’s operations were financed primarily with cash flows from operations in conjunction with existing cash. The Company generated $5.8 million in cash from its operating activities, the result of net income of $2.7 million, a net increase in working capital of $1.6 million and an increase in non-cash items of $1.5 million. Net capital and other asset expenditures for the six months ended September 30, 2001 totaled $43.9 million, which consisted of $43.8 million of cash used for strategic investments and $712,000 cash used for purchases of computer equipment and software used for product development. Other investing activities for the six months ended September 30, 2001 included purchases of $13.1 million of both short-term and long-term investments offset by proceeds from the maturities of both short-term and long-term investments of $38.0 million.

During the six months ended September 30, 2001, the Company received $2.0 million from the issuance of 196,323 common shares upon the exercise of stock options and the purchase of common shares under the Company’s stock plans.

The Company has no material firm capital commitments as of September 30, 2001. However, the Company is committed to fund additional capital of $5.8 million and $1.2 million to TechFarm Ventures (Q) LP and to Skypoint Telecom Fund II (US) LP, respectively. See Note 5 to the condensed consolidated financial statements.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on needs and prevailing market conditions. The Company believes that its cash and cash equivalents, short-term investments, long-term investments and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. From time to time, the Company evaluates potential acquisitions and equity investments complementary to the Company’s design expertise and market strategy, including investments in wafer fabrication foundries. The Company may decide to make additional venture investments during the remainder of fiscal 2002. To the extent that the Company can pursue or position itself to pursue these transactions, the Company could choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

RISK FACTORS

The Company is subject to a number of risks - some are normal to the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this Report before investing in Exar. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

As a result of these risks, the Company’s business, financial condition or operating results could be materially adversely affected. This could cause the trading price of the Company’s common stock to decline, and stockholders may lose part or all of their investment.

THE COMPANY IS EXPOSED TO THE RISKS ASSOCIATED WITH THE RECENT SLOWDOWN IN THE U.S. AND GLOBAL ECONOMY.

Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy. As a result of these unfavorable economic conditions, the Company has recently experienced a significant slowdown in customer orders. If such economic conditions in the U.S. continue or worsen or if a wider or global economic slowdown occurs, the Company’s business, financial condition and results of operations may be materially and adversely affected. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Outlook."

In addition, terrorist acts or other hostile acts (wherever located around the world) may cause damage or disruption to the Company, its employees, facilities, partners, suppliers, distributors and customers which could have a material adverse effect on the Company’s financial position and results of operations. Such acts may also exacerbate the current economic downturn.

THE COMPANY’S OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY’S COMMON STOCK.

The Company operates in the semiconductor industry, which is cyclical and subject to rapid technological change. From time to time, including during the first three quarters of 2001, the semiconductor industry has experienced significant downturns characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and possible continued future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry to fully recover from its current downturn, could seriously impact the Company’s revenues and harm its business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect the Company’s ability to ship products in future periods. Accordingly, the Company’s quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause the Company’s stock price to decline.

THE COMPANY’S OPERATING RESULTS FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s operating results fluctuate significantly. Some of the factors that affect the Company’s results, many of which are difficult or impossible to control or predict, are:

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

•general conditions in the economy, terrorist acts or acts of war, and conditions in the communications and semiconductor     industries;

•  changes in capital spending by the telecommunications service providers;

•  build-up of channel inventory;

•  fluctuations in interest rates; and

•  general global economic conditions.

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

•    Telecommunication industry spending;

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

In the future, the Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business. The intense competition, particularly in Silicon Valley, for highly qualified personnel has subsided, in part, due to the current economic slowdown. However, this is a considerable risk inherent to the Company. The Company’s anticipated future growth is expected to place increased demands on its resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit key design engineers or other technical and management personnel, could harm the Company’s business.

THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES TO MANUFACTURE ITS ICS.

The Company does not own or operate a semiconductor fabrication facility. Most of its products are based on CMOS processes. Although two foundries manufacture its products based on CMOS processes, most are manufactured at a single foundry. In addition, one foundry manufactures most of the Company’s bipolar products. This foundry recently announced its decision to discontinue its domestic wafer foundry. As a result, the Company’s inventory levels may be negatively impacted in the short-term and long-term supply of certain products may be limited. See Note 6 to the condensed consolidated financial statements. The Company does not have long–term wafer supply agreements with its CMOS foundries that guarantee wafer or product quantities, prices, delivery or lead times, as its CMOS foundries manufacture its products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements; however, the ability of each foundry to provide wafers to the Company is limited by the foundry's available capacity. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company’s reliance on third–party foundries include:

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

•    acts of war or terrorism;

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

The Company’s wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry will cease production on an older or lower–volume process that it uses to produce parts supplied to the Company. The Company’s bipolar wafer foundry recently announced its decision to discontinue its domestic wafer foundry. As a result, the Company’s inventory levels may be negatively impacted in the short-term and long-term supply of certain products may be limited. See Note 6 to the condensed consolidated financial statements. Additionally, the Company cannot be certain its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products is based. Each of these events could increase the Company’s costs and harm its ability to deliver its products on time.

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

•    difficulties selecting, qualifying and integrating new subcontractors;

•    limited warranties on products supplied to the Company;

•    potential increases in prices; and

•    potential misappropriation of the Company’s intellectual property.

These risks may lead to delayed product delivery or increased costs, which would harm the Company’s profitability and customer relationships.

TO SECURE FOUNDRY CAPACITY, THE COMPANY MAY BE REQUIRED TO ENTER INTO FINANCIAL AND OTHER ARRANGEMENTS WITH FOUNDRIES, AND SUCH ARRANGEMENTS MAY RESULT IN THE DILUTION OF ITS EARNINGS OR THE OWNERSHIP OF ITS STOCKHOLDERS OR OTHERWISE HARM ITS OPERATING RESULTS.

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

THE COMPANY’S RELIANCE UPON FOREIGN SUPPLIERS EXPOSES IT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia for most of its products. The Company’s dependence on these subcontractors involves the following substantial risks:

•    political, civil and economic instability;

•    disruption to air transportation to/from Asia;

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

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS.

International sales accounted for 40.6% of net sales for the six months ended September 30, 2001. International sales may account for an increasing portion of the Company’s revenues, which would subject it to the following risks:

•    changes in regulatory requirements;

•    tariffs and other barriers;

•    timing and availability of export licenses;

•    political, civil and economic instability;

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

THE COMPANY RELIES ON ITS DISTRIBUTORS AND SALES REPRESENTATIVES TO SELL MANY OF ITS PRODUCTS.

The Company sells many of its products through distributors and sales representatives. The Company’s distributors and sales representatives could reduce or discontinue sales of its products. They may not devote the resources necessary to sell the Company’s products in the volumes and within the time frames that it expects. In addition, the Company depends upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn these distributors and sales representatives depend substantially on general economic condition and conditions within the semiconductor industry. The Company believes that its success will continue to depend upon these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell its products, the Company’s business could be harmed.

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

•    sudden shortages of raw materials, wafer fabrication, test or assembly capacity constraints that lead the Company’s suppliers to allocate available supplies or capacity to other customers, in turn, harming the Company’s ability to meet its sales obligations; and

•    the reduction, rescheduling or cancellation of customer orders.

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

EXAR HAS IN THE PAST AND MAY IN THE FUTURE MAKE ACQUISITIONS AND SIGNIFICANT STRATEGIC EQUITY INVESTMENTS, WHICH WILL INVOLVE NUMEROUS RISKS. EXAR CANNOT ASSURE THAT IT WILL BE ABLE TO ADDRESS THESE RISKS SUCCESSFULLY WITHOUT SUBSTANTIAL EXPENSE, DELAY OR OTHER OPERATIONAL OR FINANCIAL PROBLEMS.

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

THE COMPANY COULD BE HARMED BY THIRD PARTY CLAIMS INVOLVING PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS.

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

THE COMPANY RELIES ON CONTINUOUS POWER SUPPLY TO CONDUCT ITS OPERATIONS.

The Company relies on a continuous power supply to conduct its business from its headquarters located in California.  Currently, California is experiencing energy shortages which have resulted in rolling blackouts throughout the state. Additional rolling blackouts may continue in the future and could disrupt the Company’s operations, research and development and other critical functions. Such disruption in power supply may temporarily suspend operations in its headquarters. This disruption may impede the Company’s ability to continue operations, which could delay the introduction of new products, hinder the Company’s sales efforts, impede the Company’s ability to retain existing customers and to obtain new customers, which could have a negative impact on the Company and its results of operations.

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

•    customer concentration;

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

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations. In the normal course of business, the Company is exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from its foreign operations and financial condition. This exposure is the result of the foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, the Company will enter into forward currency exchange contracts to minimize the effect of fluctuating foreign currencies in its foreign earnings and specifically identifiable anticipated transactions. Such contracts are currently available under its bank lines of credit. Generally, such purchases of forward contracts are available over periods up to 12 months. Such transactions, if entered into, do not qualify for hedge accounting treatment under the standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Although Exar has never entered into any type of contracts to hedge against foreign currency risk, the Company may do so in the future, however, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the six months ended September 30, 2001, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At September 30, 2001, short-term investments consisted of auction rate securities, government and corporate securities of $22.4 million and long-term investments consisted of government and corporate securities of $45.9 million. At September 30, 2001, the difference between the fair market value and the underlying cost of such investments was attributable to an unrealized gain of $914,000, net of income taxes.

PART II – OTHER INFORMATION

ITEM 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 6, 2001, Exar Corporation held its Annual Meeting of Stockholders at which the stockholders:

(1)           Re-elected Directors, Donald L. Ciffone, Jr. and Ronald W. Guire, to hold office until the 2004 Annual Meeting of Stockholders and until their successors are elected. Each Director received the numbers of votes set opposite their respective names:

	Votes For	Votes Against	Abstentions and Non-Votes
Donald L. Ciffone, Jr.	30,141,998	6,027,106	2,702,910
Ronald W. Guire	36,107,711	61,393	2,702,910

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           No exhibits to report.

(b)           Exar Corporation filed the following Current Reports on Form 8-K during the three months ended September 30, 2001:

On September 11, 2001, Exar Corporation filed a Current Report on Form 8-K dated September 11, 2001, reporting under Item 4, the change in the Registrant’s certifying accountants effective September 7, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

By	/s/ Donald L. Ciffone, Jr.	Date: November 9, 2001
Donald L. Ciffone, Jr.
Chief Executive Officer, President and Director

By	/s/ Ronald W. Guire	Date: November 9, 2001
Ronald W. Guire
Executive Vice President, Chief Financial Officer,
Director (Principal Financial and Accounting Officer)