Form 10-Q
period 2001-12-31
EXAR CORP
filed 2002-02-14
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2001

OR

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

Yes ☒   No ☐

Common Stock outstanding at January 31, 2002 -  39,041,269 shares, net of treasury shares.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

EXAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	DECEMBER 31,	MARCH 31,
	2001	2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$331,248	$389,522
Short-term investments	26,227	11,522
Accounts receivable, net	4,720	11,433
Inventories	7,400	9,717
Prepaid expenses and other	2,610	3,039
Deferred income taxes	2,915	2,414
Total current assets	375,120	427,647

Property, plant and equipment, net	25,652	27,722
Long-term marketable securities	42,863	31,340
Other long-term investments	44,441	-
Deferred income taxes - non current	11,850	12,354
Other non current assets	203	285
TOTAL ASSETS	$500,129	$499,348

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,484	$3,397
Accrued compensation and related benefits	3,626	8,593
Accrued sales commissions	996	1,443
Other accrued expenses	1,259	1,442
Income taxes payable	1,140	-
Total current liabilities	9,505	14,875

Long-term obligations	412	476

TOTAL LIABILITIES	9,917	15,351

STOCKHOLDERS' EQUITY:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares authorized; 39,275,682 and 38,967,639 shares outstanding	390,350	387,393
Accumulated other comprehensive income	681	542
Retained earnings	103,792	100,673
Treasury stock; 245,000 shares of common stock at cost	(4,611)	(4,611)
Total stockholders' equity	490,212	483,997
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$500,129	$499,348

See notes to condensed consolidated financial statements.

EXAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2001	2000	2001	2000

NET SALES	$13,998	$32,515	$39,496	$91,356

COSTS AND EXPENSES:
Cost of goods sold	6,168	12,993	17,308	37,385
Research and development	5,555	5,739	16,240	17,293
Selling, general and administrative	4,325	6,804	13,377	19,538
Total costs and expenses	16,048	25,536	46,925	74,216

OPERATING INCOME (LOSS)	(2,050)	6,979	(7,429)	17,140

OTHER INCOME:
Interest income, net	3,106	7,025	12,382	19,753
Other, net	(456)	248	(496)	233
Total other income, net	2,650	7,273	11,886	19,986

INCOME BEFORE INCOME TAXES	600	14,252	4,457	37,126

INCOME TAXES	180	5,273	1,337	13,737

NET INCOME	$420	$8,979	$3,120	$23,389

NET INCOME PER SHARE:

BASIC	$0.01	$0.23	$0.08	$0.62

DILUTED	$0.01	$0.21	$0.07	$0.54

SHARES USED IN COMPUTATION OFNET INCOME PER SHARE:

BASIC	38,964	38,510	38,876	37,869

DILUTED	42,032	43,147	41,986	43,047

See notes to condensed consolidated financial statements.

EXAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,120	$23,389
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,190	2,904
Provision for doubtful accounts	2,468	3,618
Write-down of other long-term investments to NRV	451	-
Deferred income taxes	-	1,459
Changes in operating assets and liabilities:
Accounts receivable	4,264	(8,979)
Inventories	2,317	(533)
Prepaid expenses and other	429	(1,819)
Accounts payable	(930)	1,620
Accrued compensation and related benefits	(4,966)	625
Other accrued expenses	(631)	1,207
Income taxes payable	1,048	12,150
Net cash provided by operating activities	10,760	35,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(1,120)	(3,971)
Other long term investments	(44,892)	(28,557)
Net purchases and maturities of short-term and long-term marketable investments	(25,979)	(27,446)
Other assets	82	(52)
Net cash used in investing activities	(71,909)	(60,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term liabilities	(64)	(77)
Proceeds from issuance of common stock	2,957	10,257
Net cash provided by financing activities	2,893	10,180
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18)	(50)

NET DECREASE IN CASH AND EQUIVALENTS	(58,274)	(14,255)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	389,522	377,158
CASH AND EQUIVALENTS AT END OF PERIOD	$331,248	$362,903

See notes to condensed consolidated financial statements.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Exar Corporation (“Exar” or the “Company”) and its subsidiaries have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Certain footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001, and the cash flows for the nine months ended December 31, 2001 have been made. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of operating results for any future periods or the entire fiscal year.

The preparation of these financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

All share and per-share amounts for the periods included in this Report on Form 10-Q have been adjusted to reflect the three-for-two stock split effected February 15, 2000 and the two-for-one stock split effected October 19, 2000. In addition, certain reclassifications have been made to prior year balances to conform to current year presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities” and in June 2000 issued “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” Such Statement standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under these standards, the Company is required to recognize all derivatives as assets or liabilities at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company, as required, adopted SFAS No. 133, as amended by SFAS No. 138, beginning April 1, 2001.The adoption of this accounting standard, and since its inception, has not had a material impact on the Company’s financial position or results of operations.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has adopted this Statement, and since its adoptions, it has not had a material effect on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The objective of SFAS No. 144 are to address significant issues relating to the implementation of FASB No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS No. 144 supersedes FASB No. 121, it retains some fundamental provisions of FASB No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 has not had a material impact on the Company’s financial position or results of operations.

Currency Translation

The financial statements of Exar’s subsidiaries located outside of the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are accumulated in Other Comprehensive

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

Comprehensive Income.

Inventory

Inventories are recorded at the lower of standard cost, which approximates actual costs on a first-in first-out basis, or market.

Inventories consist of the following (in thousands):

	December 31, 2001	MARCH 31, 2001
Work-in-process	$3,546	$5,797
Finished goods	3,854	3,920
Total	$7,400	$9,717

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment consist of the following:

	December 31, 2001	MARCH 31, 2001
Land	$6,584	$6,584
Building	13,433	13,433
Machinery and equipment	34,991	39,476
Leasehold improvements	55	55
Construction-in-progress	183	31
	55,246	59,579
Accumulated depreciation	(29,594)	(31,857)
Total	$25,652	$27,722

Income Taxes

Income taxes for the interim periods are based on the estimated effective annual income tax rates. The effective income tax rate for the nine months ended December 31, 2001 was 30%. The rate applied is less than the statutory federal income tax rate due to available tax credits which can be utilized in the fiscal year ending March 31, 2002.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2001	2000	2001	2000
Net sales:
United States	$9,501	$22,273	$24,638	$62,905
Japan/Asia	2,682	5,805	$8,296	14,964
Western Europe	1,815	4,437	$6,562	13,487
	$13,998	$32,515	$39,496	$91,356

Income (loss) from operations:
United States	$(2,083)	$6,938	$(7,532)	$16,994
Japan/Asia	11	14	32	65
Western Europe	22	27	71	81
	$(2,050)	$6,979	$(7,429)	$17,140

Net income (loss):
United States	$420	$8,978	$3,078	$23,313
Japan/Asia	11	14	32	65
Western Europe	(11)	(13)	10	11
	$420	$8,979	$3,120	$23,389

	AT	AT
	DECEMBER 31,	MARCH 31,
	2001	2001
Total assets
United States	$499,734	$498,695
Japan	628	552
Western Europe	(233)	101
	$500,129	$499,348

NOTE 3.                                                                         NET INCOME PER SHARE

SFAS No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

Options to purchase 5,065,593 and 1,762,560 shares of common stock at prices ranging from $22.32 to $60.75 and $41.55 to $60.75 were outstanding as of December 31, 2001 and December 31, 2000, respectively, but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

All previously reported share amounts have been adjusted to reflect the three-for-two stock split on February 15, 2000 and the two-for-one stock split on October 19, 2000. A summary of the Company’s EPS for the three and nine months ended December 31, 2001 and December 31, 2000 is as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2001	2000	2001	2000

NET INCOME	$420	$8,979	$3,120	$23,389

SHARES USED IN COMPUTATION:

Weighted average common shares outstanding used in computation of basic net income per share	38,964	38,510	38,876	37,869

Dilutive effect of stock options	3,068	4,637	3,110	5,178

Shares used in computation of diluted net income per share	42,032	43,147	41,986	43,047

BASIC NET INCOME PER SHARE	$0.01	$0.23	$0.08	$0.62

DILUTED NET INCOME PER SHARE	$0.01	$0.21	$0.07	$0.54

NOTE 4.                                                                         COMPREHENSIVE INCOME

For the three and nine months ended December 31, 2001 and December 31, 2000, comprehensive income, which was comprised of the Company’s net income for the periods, unrealized gain or loss on cash equivalents, short-term and long-term marketable securities and changes in cumulative translation adjustments, is as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2001	2000	2001	2000

NET INCOME	$420	$8,979	$3,120	$23,389

OTHER COMPREHENSIVE INCOME-
Cumulative translation adjustments	(25)	(33)	(11)	(51)
Unrealized gain (loss) on marketable securities, net	(350)	94	150	117
Total Other Comprehensive Income (loss)	(375)	61	139	66

COMPREHENSIVE INCOME	$45	$9,040	$3,259	$23,455

NOTE 5.                                                                         STRATEGIC PARTNERSHIPS AND LONG-TERM INVESTMENTS

Exar became a limited partner in TechFarm Ventures (Q), L.P. in May of 2001.  This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., which focuses its investment activities on seed and early stage technology companies. Investment efforts are predominantly focused at core technologies related to networking/optical components and reconfigurable/programable logic devices. Exar is now obligated to fund $8.2 million, or 10% of the total fund, of which $3.2 million has been funded as of December 31, 2001. The Company is currently in discussions with TechFarm Ventures Management L.L.C. regarding the Company’s future funding obligations.

As required by EITF D-46, “Accounting for Limited Partnership Investments,” the TechFarm investment is accounted for under the equity method. For the three months ended December 31, 2001, Exar has taken a charge against its earnings of $451,000.

The charge represents Exar’s portion of total losses in the fund and expenses since the Company’s participation in the fund. At December 31, 2001, the investment amount reported equals Exar’s total contributed capital of $3.2 million net of the investment write-down of $451,000, or $2.7 million.

In July 2001, Exar invested $40.0 million in the Series C Preferred Stock round of financing for Internet Machines Corporation, a pre-revenue, privately-held company developing a family of highly-integrated communications ICs that will provide protocol-independent network processing and switch fabric solutions for high-speed optical, metro area network and Internet infrastructure equipment. The investment and related expense reflected at cost on the balance sheet as of December 31, 2001 was $40.3 million. The Company’s investment represents 16% of the equity interest in Internet Machines Corporation.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P., a venture capital fund focused on investments in communications infrastructure companies. The investment allows the Company to align itself with potential strategic partners in emerging technology companies within the telecommunications and/or networking area. Exar is committed to fund $5.2 million, of which $1.3 million of capital contribution has been made as of December 31, 2001 for its 2.6% interest in this investment. The investment in the venture fund is reflected at cost on the Company’s balance sheet.

NOTE 6.                                                                         RECENT DEVELOPMENTS

On September 27, 2001, the Company was informed that its bipolar wafer supplier intended to discontinue its domestic wafer foundry. The Company has been recently notified by the foundry that all of the Company’s anticipated future demand has been built as of December 31, 2001. The wafer foundry supports the Company’s bipolar, custom (legacy) and standard products.

Exar’s customers have been informed of this decision, and the parties have notified the Company of their future product requirements. This inventory held by the wafer manufacturer may have a negative impact on the Company’s inventory levels in the near term. Although this supply issue has not had an impact on revenue in the short-term, long-term supply of certain products may be impacted.

NOTE 7.                                                                         LEGAL PROCEEDINGS

From time to time the Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently undeterminable, under current conditions, management does not expect that the ultimate costs to resolve these matters would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.                                                                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of the Company’s operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain statements relate to, among other things, the Company’s future financial position, products, business development, strategy and management’s plans and objectives for future operations. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipated,” “believe,” “may,” “will,” “intend,” “expect,” “estimate,” “continue,” “ongoing,” and “potential” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in this Quarterly Report and should be read in conjunction with the Condensed consolidated financial statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

Overview

Exar designs, develops and markets high–performance, high–bandwidth mixed–signal (analog and digital) silicon solutions for the worldwide communications infrastructure. The Company uses its high–speed, analog and mixed–signal design expertise, system–level knowledge and standard CMOS process technologies to offer ICs (integrated circuits) for the communications markets that address transmission standards, such as T/E carrier, ATM and SONET/SDH. Additionally, Exar provides solutions for the serial communications market as well as the video and imaging markets. Exar’s major customers include Alcatel, Cisco, Hewlett–Packard, Lucent, Nokia and Tellabs. For the three and nine months ended December 31, 2001, sales to Hewlett-Packard represented 12.9% and 11.4% of total net sales, respectively.

The Company's international sales represented 32.1% and 31.5% of the Company’s net sales for the three months ended December 31, 2001 and December 31, 2000, respectively. International sales for the nine months ended December 31, 2001 and December 31, 2000 were 37.6% and 31.1%, respectively. International sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international operations expose the Company to changes in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currencies. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge operating results from its foreign subsidiaries. Although foreign sales may be subject to tariffs in certain countries or with regard to certain products, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers.

The Company recognizes product revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. This generally occurs at the time of delivery to customers or distributors. The Company’s distributor agreements generally permit the return of up to 10% of their purchases semi-annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any product. Based on authorized and historical patterns of returns, the Company records an allowance for price protection and other concessions at the time of delivery.

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

Financial Outlook

The general economic environment continues to be challenging. The demand from our customers has continued to soften, in part because of the weak general economic environment. Uncertainty in the financial markets and terrorist and military activities over the last six months have resulted, and may further result, in decreased revenues, earning levels or growth rates. Additionally, the telecommunication carriers have delayed or reduced capital expenditures, thus decreasing the demand for semiconductor components by a significant number of the Company’s customers, many of whom have accumulated significant inventories and expect to continue to have declining earnings.

Although the Company believes that its customers and distributors have been able to reduce their accumulated inventory to levels more in line with customer demand, the Company expects that economic recovery in the networking industry remains quarters away. As a result, the Company expects to experience continued soft demand, poor visibility and, limited growth of its revenues and gross profit for the remainder the current fiscal year ending March 31, 2002 and for a portion of the following fiscal year ending March 31, 2003. The Company has taken, and will continue to take, actions to control costs and operating expenses while maintaining its focus on developing and marketing new broadband transmission products.

On September 27, 2001, the Company was informed that its bipolar wafer supplier intended to discontinue its domestic wafer foundry. The Company has been recently notified by the foundry that all of the Company’s anticipated future demand has been built as of December 31, 2001. The wafer foundry supports the Company’s bipolar, custom (legacy) and standard products.

Exar’s customers have been informed of this decision, and the parties have notified the Company of their future product requirements. This inventory held by the wafer manufacturer may have a negative impact on the Company’s inventory levels in the near term. Although this supply issue has not had an impact on revenue in the short-term, long-term supply of certain products may be impacted.

Results of Operations

For the periods indicated, the following table sets forth, in percentage format, the relationship of certain cost, expense and other income items to net sales. The table and subsequent discussion should be read in conjunction with the Condensed consolidated financial statements and Notes thereto.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.1	40.0	43.8	40.9

Gross profit	55.9	60.0	56.2	59.1
Research and development	39.7	17.7	41.1	18.9
Selling, general and administrative	30.9	20.9	33.9	21.4

Operating income (loss)	(14.7)	21.4	(18.8)	18.8
Other income, net	18.9	22.4	30.1	21.9

Income before income taxes	4.2	43.8	11.3	40.7
Income taxes	1.3	16.2	3.4	15.0

Net income	3.0%	27.6%	7.9%	25.7%

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

Three Months Ended December 31, 2001 compared to Three Months Ended December 31, 2000

Net sales

Net sales for the three months ended December 31, 2001 decreased by 57.0% to $14.0 million, compared to $32.5 million for the three months ended December 31, 2000. The decrease was primarily the result of the continued decline in orders by the Company’s customers in response to high inventory levels and weakness in carrier spending.

The $18.5 million decrease in sales for the three months ended December 31, 2001 compared to the same period a year ago was the result of a 57.3% decrease in sales to domestic customers and a 56.1% decrease in sales to international customers.

Cost of sales

Cost of sales as a percentage of net sales for the three months ended December 31, 2001 was 44.1%, compared to 40.0% for the three months ended December 31, 2000. The drop in gross margin resulted primarily from lower shipment volumes, lower absorption of related manufacturing overhead and a shift in product mix to lower-margin video and imaging and other products.

Research and development

Research and development (“R&D”) expenses for the three months ended December 31, 2001 were $5.6 million, or 39.7% of net sales, compared to $5.7 million, or 17.7% of net sales, for the three months ended December 31, 2000. Spending, as a percentage of net sales, increased for the three months ended December 31, 2001 as compared to the same period a year ago, reflecting the Company’s ongoing R&D efforts related to its transmission products. Such spending was primarily associated with payroll, supplies expenses and services related to new product development. The Company believes that continued spending on R&D activities will better position the Company as the market and the economy stabilizes, carrier spending increases and demand for its products rise. The Company believes that future R&D spending is necessary to support its growth, particularly for its transmission products. R&D expenses are expected to continue to fluctuate as a percentage of net sales as a result of the timing of expenditures and changes in the level of net sales.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2001 were $4.3 million, or 30.9% of net sales, compared to $6.8 million, or 20.9% of net sales, for the three months ended December 31, 2000. The decrease in expenses is primarily associated with reductions in spending in response to the current slowdown in the networking market, as well as reduced commissions resulting from the decrease in sales and reduced marketing and advertising investments associated with new and existing product introductions. Many of the SG&A expenses are fixed, causing an increase as a percentage of net sales in periods of slower or declining sales and a decrease as a percentage of net sales when sales growth is strong and increasing.

Other income

Other income is primarily comprised of interest income and other expenses.  For the three months ended December 31, 2001, other income decreased $4.6 million or 63.6%, of which $3.9 million was the decrease in interest income resulting from the compounding effect of interest rate cuts experienced throughout fiscal 2001. The remaining decrease resulted from a charge of $451,000 related to the TechFarm Ventures (Q), L.P. investment. Other income may decrease if future interest rate cuts occur and/or if additional venture capital fund investment losses occur.

Provision for income taxes

The effective tax rate for the three months ended December 31, 2001 was 30.0%, compared to the federal statutory rate of 35%. The difference is due to additional tax credits, which can be utilized in the fiscal year ending March 31, 2002.

Nine Months Ended December 31, 2001 compared to Nine Months Ended December 31, 2000

Net sales

Net sales for the nine months ended December 31, 2001 decreased by 56.8% to $39.5 million, compared to $91.4 million for the nine months ended December 31, 2000. The decrease was the result of the continued decline in orders by the Company’s customers in response to high inventory levels and weakness in carrier spending.

The $51.9 million decrease in sales for the nine months ended December 31, 2001, compared to the same period a year ago was the result of a 60.8% decrease in sales to domestic customers and a 47.8% decrease in sales to international customers.

Cost of sales

Cost of sales as a percentage of net sales for the nine months ended December 31, 2001 was 43.8%, compared to 40.9% for the nine months ended December 31, 2000. The drop in gross margin resulted primarily from lower shipment volumes, lower absorption of related manufacturing overhead, and a mix shift to lower-margin video and imaging and other products.

Research and development

R&D expenses for the nine months ended December 31, 2001 decreased as a result of cost control measures to $16.2 million, or 41.1% of net sales, compared to $17.3 million, or 18.9% of net sales for the nine months ended December 31, 2000. Spending, as a percentage of net sales, increased for the nine months ended December 31, 2001 as compared to the same period a year ago, reflecting the Company’s decrease in net sales and R&D efforts related to its transmission products. Such spending was primarily associated with payroll, supplies expenses and services related to new product development. The Company believes that continued spending on R&D activities will better position the Company as the market and the economy stabilizes, carrier spending increases and demand for its products rise. The Company believes that future R&D spending is necessary to support its growth, particularly for its transmission products. R&D expenses are expected to continue to fluctuate as a percentage of net sales as a result of the timing of expenditures and changes in the level of net sales.

Selling, general and administrative

SG&A expenses for the nine months ended December 31, 2001 were $13.4 million, or 33.9% of net sales, compared to $19.5 million, or 21.4% of net sales for the nine months ended December 31, 2000. The decrease in expenses is primarily associated with reductions in spending in response to the current slowdown in the networking market, as well as reduced commissions resulting from the decrease in sales and reduced marketing and advertising investments associated with new and existing product introductions. Many of the SG&A expenses are fixed, causing an increase as a percentage of net sales in periods of slower or declining sales and a decrease as a percentage of net sales when sales growth is strong and increasing.

Other income.

Other income is primarily comprised of interest income and other expenses.  For the nine months ended December 31, 2001, other income decreased $8.1 million or 40.5%, of which $7.4 million was primarily due to the decrease in interest income resulting from the compounding effect of interest rate cuts experienced throughout fiscal 2001. The remaining decrease resulted from a charge of $451,000 related to the TechFarm Ventures (Q), L.P. investment. Other income may decrease if future interest rate cuts occur and/or if additional venture capital fund investment losses occur.

Provision for income taxes

The effective tax rate for the nine months ended December 31, 2001 was approximately 30% compared to the federal statutory rate of 35%. The difference is due to tax credits, which can be utilized in the fiscal year ending March 31, 2002.

Liquidity and Capital Resources

At December 31, 2001, total cash, equivalents, and short-term and long-term investments were $400.3 million, comprised of $331.2 million of cash and equivalents, $26.2 million of short-term and $42.9 million of long-term marketable securities. The decrease in total cash and investments at December 31, 2001 from March 31, 2001 of $32.0 million is primarily the result of cash used by the Company to fund various strategic investments in excess of $44.9 million, offset by cash flow from operations. The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. At December 31, 2001 the Company had no foreign currency contracts outstanding.

Net accounts receivable decreased 58.7% from March 31, 2001 to December 31, 2001. The decrease in accounts receivable was primarily due to shipment linearity coupled with lower sales and collection cycles.

Net inventories decreased 23.8% from March 31, 2001 to December 31, 2001.  Inventory turns were 3.3 at December 31, 2001. The inventory levels and inventory turns reflect the improvement in shipment linearity. Inventory management remains an area of focus for the Company as it balances the need to maintain appropriate inventory levels to ensure competitive lead times while still being flexible enough to respond to rapidly changing technology and customer requirements.

Accounts payable and accrued compensation and other expenses decreased by approximately $6.5 million between December 31, 2001 and March 31, 2001 offsetting the positive cash flow from collection of outstanding accounts receivable.

During the nine months ended December 31, 2001, the Company received $3.0 million from the issuance of 304,843 common shares upon the exercise of stock options and the purchase of common shares under the Company’s stock plans.

The Company has two capital commitments as of December 31, 2001. The Company is presently obligated to fund additional capital of $4.9 million and $3.8 million to TechFarm Ventures (Q), L.P. and to Skypoint Telecom Fund II (US), L.P., respectively. However, the Company is currently in discussions with TechFarm Ventures Management L.L.C. regarding the Company’s future funding obligations. See Note 5 to the Condensed Consolidate Financial Statements.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of additional capital will be determined by management based on needs and prevailing market conditions. The Company believes that its total cash and both short-term and long-term investments and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. The Company will continue to evaluate potential acquisitions and equity investments that are complementary to its design expertise and market strategy, including investments in wafer fabrication foundries. The Company may decide to make additional venture investments in the future. To the extent that the Company can pursue or position itself to pursue these transactions, the Company could choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

RISK FACTORS

The Company is subject to a number of risks - some are normal to the fabless semiconductor industry, which are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this Report before investing in Exar. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

As a result of these risks, the Company’s business, financial condition or operating results could be materially adversely affected. This could cause the trading price of the Company’s common stock to decline, and stockholders may lose part or all of their investment.

THE COMPANY IS EXPOSED TO THE RISKS ASSOCIATED WITH THE RECENT SLOWDOWN IN THE U.S. AND GLOBAL ECONOMY.

Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy. As a result of these unfavorable economic conditions, the Company has recently experienced a significant slowdown in customer orders. If such economic conditions in the U.S. continue or worsen or if a wider or global economic slowdown occurs, the Company’s business, financial condition and results of operations may be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Outlook.”

In addition, terrorist acts or other hostile acts (wherever located around the world) may cause damage or disruption to the Company, its employees, facilities, partners, suppliers, distributors and customers, which could have a material adverse effect on the Company’s business, financial position and results of operations. Such acts may also exacerbate the current economic downturn.

THE COMPANY’S OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY, AND SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY’S COMMON STOCK.

The Company operates in the semiconductor industry, which is cyclical and subject to rapid technological change. During the second half of the fiscal year ended March 31, 2001 through the first three quarters of the current fiscal year, the semiconductor industry experienced a significant downturn characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and possible future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry to fully recover from its current downturn, could seriously impact the Company’s revenues and harm its business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect the Company’s ability to ship products in future periods. Accordingly, the Company’s quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause the Company’s stock price to decline.

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

•                  general conditions in the economy, terrorist acts or acts or war and conditions in the communications and semiconductor industries.

•      changes in capital spending by the telecommunications service providers;

•      build-up of channel inventory; and/or

•      fluctuations in interest rates.

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

To develop new products for the Company’s target markets, the Company must develop, gain access to and use leading technologies in a cost–effective and timely manner and continue to expand its technical and design expertise. In addition, the Company must continue to have its products designed into its customers' future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

In addition, products for communications applications are based on continually evolving industry standards. The Company’s ability to compete will depend on its ability to identify and ensure compliance with these industry standards. As a result, the Company could be required to invest significant time and effort and incur significant expense in redesigning its products to ensure compliance with relevant standards.

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

•              telecommunication industry spending;

•              compliance with evolving standards; and/or

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

Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company’s communications products include Conexant Systems Inc., PMC–Sierra, Inc. and TranSwitch Corporation. In addition, the expansion of the Company’s communications product portfolio may in the future bring it into competition with other established communications IC companies, such as Applied Micro Circuits Corp. and Vitesse Semiconductor Corporation. Competitors in the Company’s other markets include Analog Devices, Inc., Philips Electronics and Texas Instruments, Inc. Many of the Company’s competitors have greater financial, technical and management resources than the Company. Some of these competitors may be able to sell their products at prices below which it would be profitable for the Company to sell its products.

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

THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES TO MANUFACTURE ITS ICS.

The Company does not own or operate a semiconductor fabrication facility. Most of its products are based on CMOS processes. Although two foundries manufacture its products based on CMOS processes, most are manufactured at a single foundry. Additionally, the Company primarily utilizes a single foundry to manufacture most of its bipolar products. This foundry recently announced its decision to discontinue its domestic wafer foundry. As a result, the Company’s inventory levels may be negatively impacted in the short-term and long-term supply of certain products may be limited. See Note 6 to the Condensed consolidated financial statements. The Company does not have long–term wafer supply agreements with its CMOS foundries that guarantee wafer or product quantities, prices, delivery or lead times, as its CMOS foundries manufacture the Company ‘s products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements; however, the ability of each foundry to provide wafers to the Company is limited by the foundry's available capacity. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company’s reliance on third-party foundries include:

•      the lack of control over delivery schedules;

•      the unavailability of, or delays in obtaining access to, key process technologies;

•      limited control over quality assurance, manufacturing yields and production costs; and/or

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

•      extended time required to identify and qualify alternative manufacturing sources for existing or new products; and/or

•      failure of the Company’s suppliers to obtain the raw material and equipment used in the production of its ICs.

IF THE COMPANY’S FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET ITS DEMANDS, OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE ITS PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS.

The Company’s wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry will cease production of an older or lower–volume process that it uses to produce parts supplied to the Company. The Company’s bipolar wafer foundry recently announced its decision to discontinue its domestic wafer foundry. As a result, the Company’s inventory levels may be negatively impacted in the short-term, and long-term supply of certain products may be limited. See Note 6 to the Condensed consolidated financial statements. Additionally, the Company cannot be certain its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products is based. Each of these events could increase the Company’s costs or harm its ability to deliver its products on time.

THE COMPANY EXPECTS THAT REVENUES CURRENTLY DERIVED FROM NON–COMMUNICATIONS PRODUCTS COULD  DECLINE IN FUTURE PERIODS, AND ITS BUSINESS COULD BE HARMED IF ITS COMMUNICATIONS PRODUCTS FAIL TO COMPENSATE FOR THIS DECLINE.

The Company does not intend to increase its funding of development efforts related to its video and imaging and other non–communications products, and, as a result, revenues from these products may decline in future periods. In addition, the markets for these products are subject to extreme price competition, and the Company may not be able to reduce its costs in response to declining average selling prices. Even if the Company reduces its costs, its customers in these markets may not purchase these products. Moreover, these markets may decrease in size in the future. If the Company’s communications products fail to compensate for any revenue shortfall, the Company’s business could be harmed.

THE COMPANY’S DEPENDENCE ON THIRD–PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST ITS PRODUCTS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER MATERIALS COSTS; THESE RISKS MAY LEAD TO DELAYED PRODUCT DELIVERY OR INCREASED COSTS, WHICH WOULD HARM THE COMPANY’S PROFITABILITY AND CUSTOMERS RELATIONSHIPS.

The Company depends on independent subcontractors for the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following significant risks:

•      reduced control over manufacturing yields, delivery schedules and quality;

•      difficulties selecting, qualifying and integrating new subcontractors;

•      limited warranties on products supplied to the Company;

•      potential increases in prices; and/or

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

•              changes in tax laws, tariffs and freight rates; and/or

•              compliance with local or foreign regulatory requirements.

These risks may lead to delayed product delivery or increased costs, which would harm the Company’s profitability and customer relationships.

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS.

International sales accounted for 37.6% of net sales for the nine months ended December 31, 2001. International sales may account for an increasing portion of the Company’s revenues, which would subject it to the following risks:

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

•      the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and/or

•      potentially adverse tax consequences.

In addition, because sales of the Company’s products have been denominated to date primarily in United States Dollars, increases in the value of the United States Dollar could increase the relative price of the Company’s products so that they become more expensive to customers in the local currency of a particular country. Future international activity may result in increased foreign currency denominated sales. Furthermore, because some of the Company’s customer purchase orders and agreements are governed by foreign laws, the Company may be limited in its ability to enforce its rights under these agreements and collect damages, if awarded.

THE COMPANY RELIES ON ITS DISTRIBUTORS AND SALES REPRESENTATIVES TO SELL MANY OF ITS PRODUCTS; IF THESE DISTRIBUTORS OR REPRESENTATIVES STOP SELLING THE COMPANY’S PRODUTS, THE COMPANY COULD BE HARMED.

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

Due to the communications IC product cycle, it usually takes the Company more than twelve months to realize volume shipments after it first contacts a customer. The Company first works with customers to achieve a design win, which may take nine months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional three months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

THE COMPANY’S ORDER BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

Due to possible customer changes in delivery schedules and quantities actually purchased, cancellations of orders, distributor returns or price reductions, the Company’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of the order backlog during any particular period, or the failure of the Company’s backlog to result in future revenue, could harm the Company’s business.

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

•                  sudden shortages of raw materials, wafer fabrication, test or assembly capacity constraints that lead the Company’s suppliers to allocate available supplies or capacity to other customers, in turn, harming the Company’s ability to meet its sales obligations; and/or

•                  the reduction, rescheduling or cancellation of customer orders.

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

THE COMPANY HAS IN THE PAST AND MAY IN THE FUTURE MAKE ACQUISITIONS AND SIGNIFICANT STRATEGIC EQUITY INVESTMENTS, WHICH WILL INVOLVE NUMEROUS RISKS. THE COMPANY CANNOT ASSURE THAT IT WILL BE ABLE TO ADDRESS THESE RISKS SUCCESSFULLY WITHOUT SUBSTANTIAL EXPENSE, DELAY OR OTHER OPERATIONAL OR FINANCIAL PROBLEMS.

The risks involved with acquisitions include:

•              diversion of management's attention;

•              failure to retain key personnel;

•              amortization of acquired intangible assets;

•              customer dissatisfaction or performance problems with an acquired company;

•              the cost associated with acquisitions and the integration of acquired operations; and/or

•              assumption of known or unknown liabilities or other unanticipated events or circumstances.

The risks involved with large strategic equity investments include:

•              diversion of management’s attention;

•              the possibility that the Company may incur losses from these investments; and/or

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

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE THE COMPANY’S FACILITIES OR THOSE OF ITS SUPPLIERS.

The Company’s corporate headquarters in Fremont, California are located near major earthquake faults that have experienced seismic activity. In addition, some of the Company’s suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near its headquarters, the Company’s operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of the Company’s major suppliers could disrupt the operations of those suppliers, which could limit the supply of the Company’s products and harm its business.

THE COMPANY RELIES ON CONTINUOUS POWER SUPPLY TO CONDUCT ITS OPERATIONS.

The Company relies on continuous power supply to conduct its business from its headquarters located in California.  Recently, California experienced energy shortages which resulted in rolling blackouts throughout the state. Additional rolling blackouts may occur in the future and could disrupt the Company’s operations, research and development and other critical functions. Such disruption in power supply could temporarily suspend operations in its headquarters. This disruption could impede the Company’s ability to continue operations, which could delay the introduction of new products, hinder the Company’s sales efforts, impede the Company’s ability to retain existing customers and to obtain new customers, which could have a negative impact on the Company and its results of operations.

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

•              announcements of merger or acquisition transactions; and/or

•              general economic and market conditions.

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations may harm the market price of the Company’s common stock.

THE ANTI–TAKEOVER PROVISIONS OF THE COMPANY’S CERTIFICATE OF INCORPORATION AND OF THE DELAWARE GENERAL CORPORATION LAW MAY DELAY, DEFER OR PREVENT A CHANGE OF CONTROL.

The Company’s Board of Directors has the authority to issue up to 2,250,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit the Company’s consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on the Company’s stockholders. The Company’s stockholders must give 120 days advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to the Company’s stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The Company has in place a stockholder rights plan or “poison pill” that may result in substantial dilution to a potential acquirer of the Company in event that the Company’s Board of Directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire the Company. The Delaware anti–takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of the Company’s common stock. The Delaware statute makes it more difficult for the Company to be acquired without the consent of its Board of Directors and management.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from its foreign operations and financial condition. This exposure is the result of the foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, the Company will enter into forward currency exchange contracts to minimize the effect of fluctuating foreign currencies in its foreign earnings and specifically identifiable anticipated transactions. Such contracts are currently available under its bank lines of credit. Generally, such purchases of forward contracts are available over periods up to 12 months. Such transactions, if entered into, do not qualify for hedge accounting treatment under the standards of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Although the Company has never entered into any type of contracts to hedge against foreign currency risk, the Company may do so in the future, however, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the nine months ended December 31, 2001, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest Rate Sensitivity

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 31, 2001, short-term investments consisted of auction rate securities, government and corporate securities of $26.2 million and long-term investments consisted of government and corporate securities of $42.9 million. At December 31, 2001, the difference between the fair market value and the underlying cost of such investments was attributable to an unrealized gain of $564,141, net of income taxes.

PART II—OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits filed with the current Report on Form 10-Q for the three months ended December 31, 2001 are as follows:

Exhibit #	Description
4.3	Second Amendment to Rights Agreement dated December 5, 2001, between the Registrant and the Fleet National Bank f/k/a BankBoston, N.A.

10.12	Fiscal 2003 Key Employee Option Based Incentive Program.

10.13	Fiscal 2003 Executive Stock Option Based Incentive Program.

(b)                                 Exar Corporation did not file Current Reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

By	/s/ Donald L. Ciffone, Jr.	Date: February 13, 2002
Donald L. Ciffone, Jr.
Chief Executive Officer, President and Director

By	/s/ Ronald W. Guire	Date: February 13, 2002
Ronald W. Guire
Executive Vice President, Chief Financial Officer,
Director (Principal Financial and Accounting Officer)