Form 10-Q/A
period 2001-09-30
EXAR CORP
filed 2002-03-01
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

Registrant’s telephone number, including area code: (510) 668-7000

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

PORTIONS AMENDED

The Registrant hereby amends Part 1, Item 2 contained in the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2001. The underlying results of the data used (total net revenues) to compute the table were correctly reported in the 10-Q. However, the misreporting of the data, in a table which sets forth product line revenue information as a percentage of net sales for the three months and six months ended September 30, 2001 and 2000, was due to an administrative error.  Except as set forth in Part 1, Item 2 below, no other changes are made to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2001. This same-type of amendment is also being made to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2001.

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales.  The table and subsequent discussion should be read in conjunction with the Condensed consolidated financial statements and Notes thereto.

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Communications	73.2%	77.0%	70.3%	75.2%
Video and Imaging	19.2	18.5	20.8	19.9
Other	7.6	4.5	8.9	4.9
	100.0%	100.0%	100.0%	100.0%

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

By	/s/ Donald L. Ciffone, Jr.	Date: February 27, 2002
Donald L. Ciffone, Jr.
Chief Executive Officer, President and Director

By	/s/ Ronald W. Guire	Date: February 27, 2002
Ronald W. Guire
Executive Vice President, Chief Financial Officer,
Director (Principal Financial and Accounting Officer)