Form 10-Q/A
period 2001-12-31
EXAR CORP
filed 2002-03-01
CIK 753568

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

PORTIONS AMENDED

The Registrant hereby amends Part 1, Item 2 contained in the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2001. The underlying results of the data used (total net revenues) to compute the table were correctly reported in the 10-Q. However, the misreporting of the data, in a table which sets forth product line revenue information as a percentage of net sales for the three months and nine months ended December 31, 2001 and 2000 was due to an administrative error.  Except as set forth in Part 1, Item 2 below, no other changes are made to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2001. The same-type of amendment is also being made to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2001.

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales.  The table and subsequent discussion should be read in conjunction with the Condensed consolidated financial statements and Notes thereto.

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2001	2000	2001	2000
Communications	71.2%	75.8%	70.6%	75.4%
Video and Imaging	22.1	19.4	21.3	19.7
Other	6.7	4.8	8.1	4.9
	100.0%	100.0%	100.0%	100.0%

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