Form 10-K
period 2002-03-31
EXAR CORP
filed 2002-06-17
CIK 753568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 0-14225

EXAR CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

48720 Kato Road, Fremont, CA 94538
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (510) 668-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2002 was $856,120,612 based on the last sales price reported for such date as reported on The Nasdaq Stock Market, Inc.

The number of shares outstanding of the Registrant’s Common Stock was 39,690,339 as of May 31, 2002, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement to be filed not later than 120 days after the close of the fiscal year are incorporated by reference into Part III, Items 10,11,12 and 13 of this Report.

PART I

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, the Company’s future financial position, products, business development, strategy and management’s plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “intend,” “expect,” “estimate,” “continue,” “ongoing,” and “potential” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and, in particular, “Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

ITEM 1.    BUSINESS

Overview

Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, analog and mixed-signal silicon solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard process technologies, Exar provides OEMs with innovative, highly integrated ICs that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. Additionally, Exar offers ICs for both the serial communications and the video and imaging markets. Exar’s customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs. Exar’s Common Stock trades on The Nasdaq Stock Market, Inc. under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

Industry Background

Communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks of media, such as copper, coaxial and fiber optic cables. This evolution has been driven by large increases in the number of users and the complexity and variety of the data transmitted over networks, resulting from:

•	the substantial growth in the Internet and its transformation from a text-based medium to a multimedia

•	platform containing pictures, video and sound;

•	the growth of wireless communications; and

•	the increased demand for remote network access and higher speed, higher bandwidth communication between LANs, MANs, and WANs.

The majority of installed communications systems were designed to transmit only voice communications and, therefore, are inadequate for the high-bandwidth transmission of both voice and data. As a result, new equipment is being deployed to augment existing transmission media and increase their bandwidth. Access to the public network is typically based on asynchronous technologies, such as T/E carrier over copper wire. The demand for greater bandwidth is driving a migration from lower-speed T1/E1 to higher-speed T3/E3 transmission rates. The T1/E1 standard permits the transmission of data at 1.5 Mbps /2.0 Mbps, and the T3/E3 standard permits the transmission of data at 45 Mbps/34 Mbps. The backbone of the public network is built on an optical fiber transmission medium that employs synchronous technologies such as SONET/SDH. Similar to the utilization of faster transmission rates over copper wire, SONET/SDH protocols such as OC–3 (1.554 Mbps) and OC-12 (622 Mbps) are being upgraded to OC-48 (2.5 Gbps) and OC-192 (10 Gbps) to increase the bandwidth over a single optical fiber.

The market dynamics of the communications industry have changed significantly since 2000. Many carriers that spent billions of dollars building out their networks in 2000 were not successful in executing their business models and consequently were sold or declared bankruptcy. Incumbent telephone companies (such as AT&T, Sprint, MCI and Worldcom) and regional bell operating companies (such as BellSouth, Verizon and SBC) have substantially scaled back their capital expenditures in an effort to bring them in line with historical spending levels. This dynamic has severely impacted Exar’s customers, communications equipment OEMs, or original equipment manufacturers, many of which have undergone or are undergoing extensive restructuring to eliminate excess inventory and to reduce expenses by significantly downsizing their organizations. At the same time, despite these economic setbacks, the Company’s OEM customers are and will continue to come under tremendous pressure to develop new products for access and MAN markets that will enable carriers to leverage their current network infrastructure.

To address these evolving requirements of the communications industry, OEMs must develop and introduce increasingly sophisticated systems with fewer engineering resources. To achieve the performance and functionality required of these systems, communications OEMs are using increasingly complex communications ICs, which now account for a significant portion of the value-added proprietary content of these systems. As a result of the need for new equipment introductions, the reduction in their technical staff, the proliferation of transmission standards, and the difficulty of designing and producing communications ICs, equipment suppliers are increasingly outsourcing the design and production of the ICs incorporated into their systems.

These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for high-speed communications. The worldwide T/E carrier and related IC market is expected to grow over the next couple of years, with Salomon Smith Barney, or SSB, estimating that it will reach $922 million in potential revenue by 2004. In addition, SSB estimates that the SONET/SDH IC market will grow to $1 billion by 2004.

The key ICs contained in a typical communications system include physical-interface, access control, network processor, traffic manager and switch fabric devices. The physical-interface device consists of a transmitter and receiver that, when integrated, is called a transceiver. Transceivers interface with the physical transmission media, such as copper wire or optical fiber. Most of these high-speed, mixed-signal ICs convert parallel digital inputs into a single analog bit stream that is up to 32 times faster than the original signal. Transceivers therefore serve as a bridge between analog transmission media and the digital devices that process data. Access control circuits are digital ICs that format, or frame, the data, perform error checking and in some applications aggregate signals by mapping multiple lower speed data streams to a single higher speed stream. The traffic manager manages the transfer of data between the network processor and the switch fabric, which work together to shape, route and control the data.

Because physical-interface and access control ICs interface with the transmission media and are critical to increasing bandwidth, these ICs must offer high-speed and robust performance. Therefore, communications equipment OEMs seek IC suppliers that possess extensive analog and digital expertise to provide high-speed, mixed-signal solutions to bridge the analog physical world and the digital computing environment. This must be coupled with system-level expertise so that a supplier can quickly bring to market high-performance, highly reliable ICs with optimal feature sets.

The Exar Solution

Exar designs, develops and markets high-performance, high-bandwidth mixed-signal ICs for use in the worldwide communications infrastructure throughout the world. The Company’s analog and digital design expertise, combined with its systems understanding, enables the Company to provide physical-interface and access control solutions for Access, MAN, and WAN communications equipment. Exar offers ICs based on the T/E carrier, ATM and SONET/SDH transmission standards. In addition, the Company provides solutions for the serial communications market and the video and imaging markets. Exar believes its products offer its customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system noise/jitter to improve data integrity;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time to market by allowing customers to focus on core competencies and outsource

•	standards-based solutions.

Key elements of the Company’s solution include:

Leading Analog and Mixed-Signal Design Expertise.    Exar has over 30 years of experience in developing analog and mixed-signal ICs. As a result, the Company has developed a significant base of knowledge in these areas and a library of design elements. For example, the Company believes that it has particularly strong expertise in the design of high-speed, low-jitter phase lock loops, which are key elements in Exar’s mixed-signal transceiver, jitter attenuator and data aggregation mapper products. As a result, Exar can provide its customers with solutions that typically exceed standard specifications and allow them flexibility in designing other parts of their systems.

Broad Product Offerings.    Exar offers a variety of physical-interface and access control products based on the T1/E1, T3/E3, ATM and SONET/SDH transmission standards. Exar offers a broad portfolio of multiple channel products for various transmission standards enabling its customers to minimize board space and overall cost in multi-port applications.

Comprehensive Solutions to Enhance System Integration.    The combination of Exar’s design and system level expertise allows it to provide a solution that encompasses hardware, software and applications support. Exar believes that, by using its solutions, OEMs can efficiently integrate the Company’s devices into their systems, better leverage their development resources and reduce their time to market.

Compelling Price/Performance Solutions.    The Company uses its systems expertise and its analog, digital and mixed-signal design techniques to architect high-performance products based on standard CMOS process technologies. Exar believes that these CMOS processes are proven, stable, predictable and able to meet its customers’ application speed and power/performance requirements at a lower price point than other semiconductor manufacturing processes.

Strategy

Exar’s objective is to be the leading provider of high-performance, high-bandwidth IC solutions for the worldwide communications infrastructure. To achieve this objective, Exar employs the following strategies:

Focus on Growing Market Share within the Communications Markets.    Exar targets communications markets, including T/E carrier, ATM and SONET/SDH. The Company has built substantial expertise in the areas of analog and digital design, systems architecture and applications support. Exar believes that the integration of these capabilities enables the Company to develop solutions addressing the high-bandwidth requirements of communications systems OEMs. The Company’s broad product offerings support differentiated features, which the Company believes, will enable it to grow faster than the market by increasing its market share.

Leverage Analog and Mixed-Signal Design Expertise to Provide Integrated System Level Solutions.     Utilizing Exar’s strong analog and mixed-signal design expertise, the Company integrates mixed-signal physical-interface devices with digital access control devices. The Company offers products that integrate transceivers with jitter attenuator framers/ATM UNIs on a single IC. The Company’s data aggregation devices leverage its T/E carrier and SONET/SDH expertise, mapping multiple T3 data streams into a SONET/SDH stream. These configurations enable OEMs to use less board space and reduce their overall system cost.

Expand the Company’s Revenue Content Per System.    Exar’s analog and mixed-signal design expertise enabled the Company to build what it believes to be a technological lead and a strong market position in T3/E3 transceivers. The Company intends to leverage this lead and its established customer relationships to capture design wins for its access control products, thereby increasing the Company’s overall revenue content per system.

Strengthen and Expand Strategic OEM Relationships.    Exar’s customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs. To promote the early adoption of its solutions, the Company actively seeks collaborative relationships with strategic OEMs during product development. The Company believes that OEMs recognize the value of Exar’s early involvement because designing their system products in parallel with the Company’s development can accelerate time to market for their end products. In addition, Exar believes that collaborative relationships help the Company to obtain early design wins and to reduce the risk of market acceptance of its new products.

Leverage Broad Product Portfolio to Accelerate Communications Product Development.    Exar believes it has developed a strong presence in the serial communications market, where the Company has leading industry customers and proven technological capabilities. Additionally, the Company markets a strong product portfolio in the video and imaging markets. The Company’s design expertise has enabled it to offer a diverse portfolio of both industry standard and proprietary serial communications products. The Company also has established important customer relationships for its high-performance, low-power video products and continues to work closely with key customers such as Hewlett-Packard for its imaging products. Exar’s sales to these markets provide the Company with resources to invest in and accelerate its communications product development.

Use Standard CMOS Process Technologies to Provide Compelling Price/Performance Solutions.    Exar designs its products to be manufactured using standard CMOS processes. The Company believes that these processes are proven, stable and predictable and benefit from the extensive semiconductor-manufacturing infrastructure devoted to CMOS processes. Therefore, the Company believes that it can achieve a higher level of performance at a lower cost than competitors that use alternative processes.

Leverage Fabless Semiconductor Model.    Exar has longstanding relationships with world-class third-party assembly, test and wafer foundries to manufacture the Company’s ICs. The Company’s fabless approach allows it to avoid substantial capital spending, obtain competitive pricing, reduce time to market, reduce technology and product risks, and facilitate the migration of the Company’s products to new process technologies, which reduce costs and optimize performance. By leveraging the fabless model, Exar can focus on its core competencies of IC design and product development.

Products

Exar designs, develops and markets high-performance, high-bandwidth physical-interface and access control solutions for the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for high-speed networking equipment based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also designs, develops and markets IC products that address the needs of the serial communications market and the video and imaging markets. Exar uses its design methodologies to develop products ranging from ASSPs (Application Specific Standard Products), designed for industry-wide applications, to semi-custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications.

Communications

Exar’s products for T/E carrier, ATM and SONET/SDH applications include high-speed analog, digital and mixed-signal physical-interface and access control ICs. The physical-interface IC consists of a transmitter and receiver that, when integrated, is called a transceiver. Transceivers interface with the physical transmission media. Most of these high-speed, mixed-signal ICs convert parallel digital inputs into a single analog bit stream that is up to 32 times faster than the original signal. Access control circuits are digital circuits that format, or frame, the data, perform error checking and in some applications aggregate signals by mapping multiple lower speed data streams to a single higher speed stream. The figure below illustrates where the Company’s products are employed within networking equipment.

Types of Communications ICs Used in Networking Equipment

Exar’s communications products include transmitters and receivers, transceivers, jitter attenuators, framers, ATM UNIs (ATM User Network Interfaces) and data aggregation mappers. These products are used in networking equipment such as SONET/SDH multiplexers, private branch exchanges (PBX), central office switches, digital cross connects and multiservice provisioning platforms. The Company enhanced its physical-interface solution in 1999 with an integrated single chip transceiver. Subsequently, the Company announced two, three, four, six and twelve-channel versions of this transceiver that meet the same performance levels while requiring less board space and lower overall power in multi-port applications. In fiscal year 2001, the Company introduced its integrated, multi-channel jitter attenuator family, a proprietary solution that allows OEMs to meet difficult jitter transfer specifications while reducing overall system costs. Exar recently announced its next generation jitter attenuator capability, called “desynchronization,” which solves complex timing issues associated with mapping/demapping from SONET/SDH (synchronous) to T3/E3 (asynchronous) environments. The Company is embedding this new capability in its transceiver and data aggregation ICs. Exar’s access control products include framers, ATM UNIs and data aggregation mappers. These newer products are achieving greater market acceptance as Exar’s strong transceiver products have allowed it to compete for adjacent component opportunities. The Company also supplies a family of V.35 transceiver and multiprotocol products used for high-speed data transmission, primarily in networking equipment such as routers and bridges.

The following table describes some of the Company’s key communications products:

Product Description	Applications

OC-12 to 12 x T3/E3/STS-1 mapper OC-3 to 3x T3/E3/STS-1 mapper	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects

OC-48 framer	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects

T3/E3/STS-1 1, 2, 3, 4, 6, 12-channel transceivers and T3/E3/STS-1 1-channel receiver and transmitter	SONET/SDH multiplexers and digital cross connects

T3/E3/STS-1 1, 3-channel transceivers/jitter attenuators/desync	SONET/SDH multiplexers and digital cross connects

T3/E3 1, 3, 4-channel jitter attenuators	Multiplexers, switches and digital cross connects

T3/E3 1, 2, 3, 4, 6, 8-channel framers	Multiplexers and digital cross connects

T3/E3 1, 3, 4-channel ATM UNIs	ATM switches/routers/hubs

E1 4-channel transceiver and framer	Routers, internet access equipment, frame relay and ATM switches/routers/hubs

E1 multi-channel transceivers	Multiplexers, frame relay and ATM switches/routers/ hubs

T1/E1 1, 4, 8-channel SH and LH/SH transceivers	Routers, internet access equipment, frame relay and ATM switches/routers/hubs

T1 1, 4, 8-channel framers	Routers, internet access equipment, frame relay and ATM switches/routers/hubs

T1/E1 8-channel framer	Routers, internet access equipment, frame relay and ATM switches/routers/hubs

T1/E1 clock adaptors	Frame relay access devices and remote access servers

Multiprotocol serial interface	Multiplexers, access equipment and routers

V.35 serial interface	Multiplexers, access equipment and routers

The Company expects to introduce a number of new communications ICs in the fiscal year ending March 31, 2003 to provide an expanded line of T/E carrier products as well as SONET/SDH products. The T/E carrier products are expected to include multi-channel ICs that integrate transceivers and jitter attenuators (desync). Other T/E carrier products are expected to include multi-channel, multi-function ICs that integrate transceivers, jitter attenuators, framers and ATM UNIs. SONET/SDH product introductions are expected to focus on data aggregation, combining T3/E3 capability with OC-3 (155 Mbps), OC-12 (622 Mbps) or OC-48 (2.5Gbps) functions.

Serial Communications

UARTs convert data streams from parallel to serial, enabling a serial data stream to communicate with a central processing unit, or CPU. Exar sells its UART products to the remote access, data collection, industrial automation and handheld/mobile markets. Many of these products include high-performance features, such as automated flow control and large First-In First-Out, or FIFO, buffers. The Company has designed highly integrated quad (four channel) and octal (eight channel) UARTs with FIFO circuitry, which the Company believes are the de-facto industry standard for multi-channel FIFO UARTs used in multi-port networking applications.

The following table describes the Company’s key serial communications products:

Product Description	Applications

1, 2, 4-channel UART with 128 byte FIFO	Process control systems

2, 4, 8-channel PCI UART with 64 byte FIFO	PCI interface for network control management

1, 2, 4, 8-channel UART with 64 byte FIFO	Network management, remote access servers and point of sale systems, personal digital assistants and GPS

1, 2, 4-channel UART with 16 byte FIFO	Hub management, high-speed modems and PC I/O cards

2-channel UART with 8 byte FIFO	Process control systems, switches and serial port equipment

2-channel UART with 16 byte FIFO	Process control systems, switches and serial port equipment

2-channel UART	Serial port equipment

During the current fiscal year, the Company expects to expand its family of PCI multi-channel UARTs.

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

Exar supplies high-performance ADCs and integrated AFEs for products such as digital copiers, scanners or DSCs and multifunctional peripherals, or MFPs, which incorporate scanning, faxing and copying functions in a single integrated system. The Company uses advanced design techniques and process technologies to integrate low-power converter architectures with surrounding analog functions, thereby reducing system costs of the Company’s customers.

The following table describes some of the Company’s key video and imaging products:

Product Description	Applications

12bit/20 or 30 Msps AFEs	High speed scanners, DSCs, camcorders and video conferencing

10bit/18, 20 or 27 Msps AFEs	DSCs, camcorders and video conferencing

3-channel 12, 14 or 16bit/6 or 12 Msps AFEs	Scanners, MFPs and digital color copiers

10bit/20 or 40 Msps ADCs	High-end DSCs and broadcast video

8bit/6 Msps ADCs	Video boards, scanners and battery powered devices

8, 10 or 12 bit serial input DACs (digital-to-analog converter)	Voltage control and power control for wireless equipment

Sales and Customers

Exar markets its products in the Americas through 23 independent sales representatives and two independent, non-exclusive distributors, as well as through the Company’s own direct sales force. The Company currently has sales support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles and Fremont, California. The Company is represented internationally by 24 sales representatives and distributors. In addition, the Company is represented in Europe by its wholly owned subsidiaries, Exar Ltd. and EXAR SARL, and in the Asia/Pacific region by its wholly owned subsidiaries, Exar Japan and Exar Taiwan.

The Company’s customers include the following, among others:

Communications	Serial Communications	Video and Imaging

• ADC Telecommunications, Inc. • Alcatel Alsthom S.A. • Cisco Systems, Inc. • Lucent Technologies, Inc. • Marconi Communications Plc. • NEC • Nokia Corporation • Siemens Corporation • Tellabs, Inc.	• AMI Inc. • Cisco Systems, Inc. • Digi International, Inc. • LM Ericsson Telephone Co. • Rose ElectronicsTellabs, Inc.	• Hewlett-Packard Company • Logitech International S.A. • Sharp Electronics Corp.

For the fiscal year ended March 31, 2002, one customer, Hewlett-Packard, accounted for 13.8% of the Company’s total sales. No other customer accounted for more than 10% of the Company’s total sales during this period. Sales through the domestic distribution channel accounted for 27.6% of revenue.

Manufacturing

Exar outsources all of its fabrication and assembly, as well as the majority of its testing operations. This fabless manufacturing model allows the Company to focus on its core competencies of product design and development.

The Company uses world-class independent wafer foundries, such as Chartered Semiconductor Manufacturing, or Chartered, and Taiwan Semiconductor Manufacturing Company, or TSMC. Chartered and TSMC manufacture all of the Company’s CMOS products. Chartered manufactures all of the Company’s BiCMOS (which combines bipolar and CMOS processes) products. Rohm Co. Ltd., which manufactured all of the Company’s bipolar products, ceased operations in December 2001. The Company does not intend to use an alternative supplier. Accordingly, consignment inventory is being held to support end of life requirements of our customers for these products. The Company does not have long term supply agreements with Chartered or TSMC. The majority of the Company’s current products are implemented in standard CMOS. The Company uses CMOS manufacturing processes to take advantage of that technology’s lower power consumption, cost-effectiveness, foundry availability and ever-increasing speed. Currently, all of the Company’s new product development is being implemented in CMOS.

Semiconductor wafers are usually shipped to the Company’s subcontractors in Asia for wafer test and assembly, where they are cut into individual dies and packaged. Independent contractors in Hong Kong, Indonesia and Singapore perform most of the Company’s assembly work. Following assembly, final test and quality assurance is performed either at the Company’s Fremont, California facility or at its subcontractors’ facilities in Asia. The Company conducts electrical testing of both wafers and packaged ICs. The combination of various functions makes the test process for analog and mixed-signal devices particularly difficult. Test operations require the programming, maintenance and use of sophisticated computer-based test systems and complex automatic handling systems.

Research and Development

Exar believes that the continued introduction of new products in its target markets is essential to its growth. The Company is focused on developing solutions addressing the high-bandwidth requirements of communications systems OEMs. As of March 31, 2002, the Company’s research and development staff consisted of 142 employees, 61 of who hold advanced engineering degrees. Over the next year, Exar will continue to seek to hire strategic technical and marketing personnel.

Competition

The semiconductor industry is intensely competitive and is characterized by rapid technological change and a history of price reductions as production efficiencies are achieved in successive generations of products. Although the market for analog and mixed-signal integrated circuits is generally characterized by longer product life cycles and less dramatic price reductions than the market for digital integrated circuits, the Company faces substantial competition in each market in which it participates. Competition in the Company’s markets is based principally on technical innovation, product features, timely introduction of new products, quality and reliability, performance, price, technical support and service. The Company believes that it competes favorably in all of these areas.

Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company’s communications products include Conexant Systems, Inc., PMC-Sierra and TranSwitch. In addition, the expansion of the Company’s communications product portfolio may in the future bring it into competition with other established communications IC companies, such as Applied Micro Circuits Corporation and Vitesse Semiconductor. Competitors in the Company’s other markets include Analog Devices Inc., Philips Electronics and Texas Instruments.

Backlog

Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment occurring primarily during the succeeding six months.

At March 31, 2002, Exar’s backlog was $15.1 million, compared with $18.1 million at March 31, 2001. Exar believes that the decrease in the Company’s backlog was due to a reduction in carrier capital expenditures and inventory accumulation within the communications product market. Additionally, the decrease in the backlog resulted from the shortened order-to-shipment time of the Company’s products. Over the past 12 to 18 months, the Company has experienced increased percentage of orders received that shipped in the same quarter. If this practice of short order-to-delivery times continue, the Company’s backlog may be less than in previous years and not a reliable indicator of future revenue.

Sales are made pursuant to purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Lead times for the release of purchase orders depend on the scheduling practices of the individual customer and the rate of bookings varies from month to month. In addition, Exar’s distributor agreements generally permit the return of up to 10% of the purchases annually for purposes of stock rotation and also provide for credits to distributors in the event that Exar reduces the price of any product. Because of the possibility of changes in delivery schedules, quantities actually purchased, cancellations of orders, distributor returns or price reductions, Exar’s backlog as of any particular date may not be representative of actual sales for any succeeding six month period. Customers can cancel a significant portion, if not all, of their backlog at their discretion without substantial penalty.

Intellectual Property Rights

The Company has 100 patents issued and 26 patent applications pending in the U.S. The Company has 11 patents issued and 29 patent applications pending in various foreign countries. None of the Company’s key domestic and foreign patents that have been issued will expire in the near future unless the Company chooses not to pay renewal fees. To protect its intellectual property, the Company also relies on a combination of mask work registrations, trademarks, copyrights, trade secrets, employee and third party nondisclosure agreements and licensing arrangements. The Company may enter into license agreements to gain access to externally developed products or technologies.

There can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company’s trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. Furthermore, there can be no assurance that the Company’s pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages, or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on the Company’s ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products, or design around any patents that may be issued to the Company.

The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that the Company’s products do not infringe any patents or proprietary rights of third parties. Occasionally, the Company is informed by third parties of alleged patent infringement. In the event that any relevant claims of third-party patents are found to be valid and enforceable, the Company could be:

•	stop selling, incorporating or using its products that use the infringed intellectual property;

•	obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property. Such license may not be available on commercially reasonable terms, it at all; and

•	redesign the Company’s products so as not to use the fringed intellectual property, which may not be technically or commercially feasible.

If the Company was forced to take any of the actions described above or defend against any claims from third parties, its business, financial condition and results of operations could be harmed.

Employees

As of March 31, 2002, the Company employed 290 full-time employees, with 142 in engineering and product development, 42 in operations, 59 in marketing and sales and 47 in administration. Of the 142 engineering and product development employees, 61 hold advanced degrees. The Company’s ability to attract, motivate and retain qualified personnel is essential to its continued success. None of the Company’s employees is represented by a collective bargaining agreement, nor has the Company ever experienced work stoppage. The Company believes its employee relations are good.

Facilities

Exar’s executive offices, marketing and sales, research and development, manufacturing and engineering operations are located in two buildings in Fremont, California that the Company owns, consisting of approximately 151,000 square feet. Additionally, the Company owns approximately 5.3 acres of undeveloped property adjacent to its headquarters, which is presently being held for future office expansion. The Company leases additional space for sales offices in or near Atlanta; Boston; Chicago; Dallas; Los Angeles; Kawasaki, Japan; and Velizy, France.

GLOSSARY:    Exar uses a number of terms in this Annual Report which are familiar to industry participants but which some investors may not recognize. The Company has provided a glossary of some of these terms below.

Access Control Circuits:

An IC that formats or frames the data, performs error checking and in some applications aggregates signals by mapping multiple lower rate data streams to a single higher speed data stream.

Add/Drop Multiplexer (ADM):

A device at an intermediate point on a transmission line that enables new signals to come in and existing signals to go out.

Analog Integrated Circuits:

These semiconductor devices are used to electronically shape continuous real-world phenomena, such as sound waves, motion, heat, light and pressure. The electronic signals from analog ICs are typically translated into digital form and later converted back into analog forms that we can see or hear.

Application-Specific Standard Product (ASSP):

A device tailored for a specific application that is sold on the open market to multiple customers with similar requirements. Customers will often differentiate their end product with unique software and hardware features.

Asynchronous Transfer Mode (ATM):

A fast packet switching protocol by which short packets or cells containing data, voice or video signals are moved over networks at high-speed. This high-speed switching technology is used in both LAN and WAN applications. ATM is designed to take advantage of high-speed transmission media such as T3/E3 and SONET. Widely used as backbone technology in carrier networks and large enterprises.

Asynchronous Transmission:

Describes digital signals that are transmitted without precise clocking.

Backbone:

Backplane or bus which makes up the skeleton of a network.

Bandwidth:

Commonly defined as the volume of data that a transmission line can carry, measured in bits per second (bps). Traditional copper lines have the lowest bandwidth potential, while fiber optic lines have the highest.

A range of signal frequencies, measured in cycles per seconds or Hertz (Hz). Also refers to the speed at which data is transmitted, measured in bits per second (bps).

Broadband Communications:

Data transmission at speeds of greater than 1.5 Mbps.

Central Office (CO):

The main switching facility for a telephone company where larger telephone trunks are provisioned out in smaller lines to customers. Where fiber is connected to copper and vice versa.

Complementary Metal Oxide Semiconductor (CMOS):

Technology used to manufacture silicon integrated circuits.

Carrier:

An organization that provides communications services.

Copper:

Usually small gauge where two wires are twisted together, “twisted pair.” Limited in the amount of information it can carry. Typically associated with “last mile” transport.

Design Win:

A minimum order of 100 units which signifies acceptance of a device by an OEM for use in an end product.

Digital Cross Connect:

An electronic switching system that routes digital signals among multiple paths without demultiplexing them.

Digital ICs:

Within these devices, transistors are used to switch discrete digital signals that are represented in two states: on or off, or “1” or “0”. With today’s process technologies, millions of transistors can be integrated on a single chip, resulting in enormous computing power.

Frame Relay:

A packet-switching technology used to route frames of information within a WAN. Instead of leasing dedicated lines between all remote sites, frame relay allows virtual private networks to be established in which remote sites are connected to a central carrier, which routes data accordingly.

Gigabit (Gbps):

One billion bits per second.

Integrated Circuit (IC):

A single electronic device that contains thousands of previously separate (discrete) electronic components. An IC is produced on a small slice of silicon semiconductor material.

Kilobit (Kbps):

One thousand bits per second.

Local Area Network (LAN):

Local Area Network. A shared, private data communications network linking a variety of data devices such as workstations, computers and printers within an office or home environment, usually confined to a single building or cluster of buildings.

Megabit (Mbps):

One million bits per second.

Metropolitan Area Network (MAN):

A communications network that covers a geographic area, such as a city or suburb, or a series of LANs at multiple sites often interconnected by public facilities.

Mixed-Signal ICs:

Integrated circuits that combine analog and digital functions. Mixed-signal ICs are difficult to design because the analog and digital parts of the chip operate differently.

Multiplexing (Multiplexer or MUX):

An electronic or optical process that combines a large number of low-speed transmission lines into one high-speed line by splitting the total available bandwidth of the high-speed line into narrower channels. Demultiplexing is the reverse of multiplexing.

Network Processor:

An IC that executes programmed instructions, performs arithmetic and logical operations on signals, and controls input/output functions.

OC3-OC12-OC48-OC192:

Optical carrier, designating speed (155 Mbps, 622 Mbps, 2.5 Gbps, 10 Gbps). Designates SONET speed.

Packet:

Any logical block of data sent over a network; it contains a header consisting of control information such as sender, receiver, and error-control data, as well as the message itself. May be fixed or variable length.

Phase Lock Loop (PLL):

Analog or digital function that regulates the critical timing function in telecommunication and computer ICs.

PHY:

Physical layer—Level 1 on the OSI (Open Space Interconnect) Model. The connection layer, or where the “wire” connects to the equipment.

Physical-Interface:

An IC that receives analog signals from transmission media and converts it to a digital signal for further processing for incoming signals. It converts digital signals to analog for transmission across the transmission media for outgoing signals.

Router:

A device that connects multiple LANs, or the bridge between a LAN and the public network.

Synchronous Digital Hierarchy (SDH):

An international standard for synchronous data transmission over fiber; SDH was adapted from SONET, which is employed in North America.

Synchronous Optical Network (SONET):

The North America standard for high-speed synchronous data transmission over glass fiber, optical media. Rates are measured in optical carrier (OC) units. For example, OC-3 equals 155 Mbps, OC-12 equals 622 Mbps and OC-48 equals 2.5 Gbps. SONET backbones are widely used to aggregate lower-speed T1 and T3 lines. The international equivalent is SDH.

Synchronous Transport Signal (STS-x):

Electronic equivalent of SONET—OC-level, x designating the speed.

Switch Fabric Devices:

An IC that incorporates a series of point to point interconnections that are used to overcome bandwidth bottlenecks in traditional bus structures. Connection end points are joined through a cross-connected switching matrix resembling a woven piece of cloth, hence the name fabric. Any point may be combined with any other point to produce a powerful combination of switched end points.

T1/E1:

T1 is a dedicated digital transmission link with a capacity of 1.554 Mbps provided by telephone companies. Widely used for private networks as well as interconnections between an organization’s PBX or LAN and telephone companies. A T1 line can normally accommodate 24 voice conversations (channels), each one digitized at 64 Kbps and one 8 Kbps channel for signaling and control. E1 is the European designation for T1 and has a capacity of approximately 2 Mbps.

T3/E3:

A digital transmission link capable of transmission speeds of 45 Mbps. A T3 line can normally accommodate 672 voice conversations. E3 is the European designation for T3.

Traffic Manager:

An IC which manages the transfer of data among numerous channels and elements such as the network processor and switch fabric, which work together to shape, route and control the data.

Transmission Media:

The physical transmission path along which a signal propagates, such as a twisted copper pair, coaxial cable or optical fiber cable.

Wide Area Network (WANs):

A shared network of computers and data devices that spans a large geographical area, such as the Internet, normally consisting of multiple LANs or MANs.

MANAGEMENT

The names of the Company’s executive officers and directors, and their ages as of May 31, 2002, are as follows:

Name	Age	Position
Donald L. Ciffone, Jr.	46	Chairman of the Board, Chief Executive Officer and President
Michael Class	44	Vice President, Worldwide Sales
Roubik Gregorian	52	Executive Vice President/General Manager and Chief Technology Officer, Communications Division
Ronald W. Guire	53	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director
Susan J. Hardman	40	Vice President, Corporate Marketing
Thomas R. Melendrez	48	Corporate Vice President, General Counsel and Secretary
Stephen W. Michael	55	Vice President, Operations and Reliability & Quality Assurance
Raimon L. Conlisk	79	Vice Chairman and Director
Frank P. Carrubba	64	Director
James E. Dykes	64	Director
Richard Previte	67	Director

Donald L. Ciffone, Jr. joined the Company as President and Chief Executive Officer in October 1996 and was appointed a Director at that time. Mr. Ciffone was appointed Chairman of the Board in April 2002. From August 1996 to October 1996, Mr. Ciffone was Executive Vice President of Toshiba America, the U.S. semiconductor subsidiary of Toshiba Semiconductor. Prior to joining Toshiba, he served from 1991 to 1996 in a variety of senior management positions, including Senior Vice President of the VLSI Product Divisions, at VLSI Technology, Inc. From 1978 to 1991, Mr. Ciffone held a variety of marketing and operations positions at National Semiconductor, Inc. Mr. Ciffone is on the board of Internet Machines Corporation, a privately held communications IC company focused on network processor, traffic manager and switch fabric devices. Mr. Ciffone holds a B.A. from San Jose State University and an M.B.A. from Santa Clara University.

Michael Class joined the Company as Director of Western Area Sales in 1997. In January 1998, he was promoted to the position of Vice President, North American/European Sales and was promoted to Vice President, Worldwide Sales in July 1999. Mr. Class has over 20 years of experience in the semiconductor industry, most recently with IC Works, Inc. as Area Sales Manager for the Western U.S. and Canada. Prior to joining IC Works, Mr. Class held various sales management positions with Intel Corporation and VLSI from 1979 to 1995. He holds a B.S. in Electrical Engineering from Lehigh University and an M.B.A. from LaSalle University.

Roubik Gregorian joined the Company in March 1995 as Vice President, Startech Division, when the Company acquired Startech Semiconductor, Inc., where he served as President. He was appointed Chief Technology Officer and Vice President of the Communications Division in June 1996, and to his current position as Chief Technology Officer, Senior Vice President/General Manager, Communications Division, in June 1998. Dr. Gregorian was promoted to Executive Vice President/General Manager, Communications division in May 2002. Prior to joining Startech in 1994, Dr. Gregorian was Vice President of Research and Development and Chief Technology Officer for Sierra Semiconductor, Inc. Dr. Gregorian has been issued 24 patents and received his M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as an M.S.E.E. from Tehran University.

Ronald W. Guire joined the Company in July 1984 and has been a Director since June 1985. He has served as Chief Financial Officer since May 1985, and Executive Vice President since July 1995. Mr. Guire was Chairman of the Board of Xetel Corporation, an electronics contract manufacturer until May 2002. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from 1979 until he joined Exar in July 1984. Mr. Guire holds a B.S. in Accounting from California College of Commerce.

Susan J. Hardman joined the Company in February 1997 and became Vice President, Corporate Marketing in February 2000. Prior to this position, she served as Senior Director of Business Development as well as Director of Marketing for the Company’s communications products. Ms. Hardman has over 18 years experience in the semiconductor industry. From 1989 to 1997, Ms. Hardman was with VLSI in a variety of management positions, most recently as Director of Product Marketing for VLSI’s networking products division. From 1983 to 1989, she was with Motorola holding a variety of engineering roles. Ms. Hardman holds a B.S. in Chemical Engineering from Purdue University and an M.B.A. from the University of Phoenix.

Thomas R. Melendrez joined the Company in April 1986 as Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, Mr. Melendrez was promoted to his current position of Corporate Vice President, General Counsel. In June 2001, Mr. Melendrez was appointed Secretary of the Company. Mr. Melendrez has over 20 years legal experience in the semiconductor and related industries. He received a B.A. from the University of Notre Dame, a J.D. from the University of San Francisco, and an M.B.A. from Pepperdine University.

Stephen W. Michael joined Exar as Vice President New Market Development in September 1992. In July 1995, he was appointed to his current position of Vice President, Operations and Reliability & Quality Assurance. Mr. Michael has over 25 years of semiconductor industry experience, most recently as Vice President and General Manager, Analog and Custom Products with Catalyst Semiconductor. He joined Catalyst in 1987 and served in various senior positions.

Raimon L. Conlisk joined the Company as a Director in August 1985, was appointed Vice Chairman of the Board in August 1990, served as Chairman of the Board from August 1994 to April 2002, and is currently serving as Vice Chairman. Mr. Conlisk has also served as a director since 1991, and in December 1997 was appointed Chairman of the Board of SBE, Inc., a manufacturer of communications and computer products. From 1977 to 1999, Mr. Conlisk was President of Conlisk Associates, a management consulting firm serving high-technology companies in the United States and foreign countries. From 1991 to 1998, Mr. Conlisk served as a Director of Xetel Corporation, a contract manufacturer of electronic equipment. Mr. Conlisk was also President from 1984 to 1989, a Director from 1970, and Chairman from 1989 until retirement in June 1990, of Quantic Industries, Inc., a privately held manufacturer of electronic systems. From 1970 to 1973, and from 1987 to 1990, Mr. Conlisk served as a Director of the American Electronics Association.

Frank P. Carrubba joined the Company as a Director in August 1998. Dr. Carrubba served as Executive Vice President and Chief Technical Officer of Royal Philips Electronics N.V., headquartered in Eindhoven, The Netherlands, from 1991 to 1997. From 1982 to 1991, Dr. Carrubba was with the Hewlett-Packard Company, where he was a member of the Group Management Committee and was Director of Hewlett-Packard Laboratories. Prior to joining Hewlett-Packard, he spent 22 years as a member of the technical staff at IBM Corporation’s Thomas J. Watson Research Laboratory in Yorktown Heights, New York. Dr. Carrubba was one of the original designers of the RISC Architecture, for which he was named “Inventor of the Year” by the Intellectual Property Owners in Washington, D.C. in 1992. Dr. Carrubba is also a Director of Coherent, Inc., a global leader in the design, manufacture and sale of lasers, and Gyration, Inc., creators of in-air cordless mice and controllers for games, presentations and virtual reality. In June 2002, Dr. Carrubba was appointed Chairman of the Board of Accerra Corporation, a provider of secure online services for business communications located in Santa Rosa, California.

James E. Dykes joined the Company as a Director in May 1994. Mr. Dykes served as President and CEO of the Signetics division of North American Philips Corporation, a manufacturer of industrial and consumer electronics, from 1989 to 1993, and from 1987 to 1988, as President and CEO of TSMC, a semiconductor foundry in Taiwan. Prior to joining TSMC, Mr. Dykes held various management positions with other semiconductor and related companies, including General Electric Company, a diversified international manufacturer of defense, electrical and other products, and Harris Semiconductor, Inc., a manufacturer of semiconductors and integrated circuits. From August 1994 to June 1997, Mr. Dykes served as President and

Chief Operating Officer of Intellon Corp., a wireless network communications company. From July 1997 to July 1998, Mr. Dykes served as Executive Vice President, Corporate Development, of the Thomas Group, Inc., a management services company. Mr. Dykes also is a Director of the Thomas Group, Inc., Cree Research, Inc., a silicon carbide materials and electronics company, and Thesus Logic, Inc., a privately held semiconductor.

Richard Previte joined the Company as a Director in October 1999. He was a director of Advanced Micro Devices, or AMD, from 1990 to April 2000, and Vice Chairman from 1999 to April 2000. Additionally, Mr. Previte served as Chairman of the Board of Vantis Corporation, a subsidiary of AMD, from 1997 to June 1999, and acted as Chief Executive Officer from February 1999 to June 1999. Mr. Previte served as President of AMD from 1990 to 1999, Executive Vice President and Chief Operating Officer from 1989 to 1990, and Chief Financial Officer and Treasurer from 1969 to 1989. Most recently he was Chief Executive Officer and Chairman of the Board of MarketFusion, Inc., from January 2000 to April 2002.

ITEM 2.    PROPERTIES

The Company’s corporate headquarters are located in Fremont, California, consisting of approximately 151,000 square feet. The land and building are owned by the Company and house Exar’s principal administrative, test, engineering, marketing, customer service and sales departments. Additionally, the Company owns approximately 5.3 acres of undeveloped property adjacent to its headquarters, which is presently being held for future office expansion. The Company leases additional space for sales offices in or near Atlanta; Boston; Chicago; Dallas; Los Angeles; Kawasaki, Japan; and Velizy, France.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of Exar is traded on The Nasdaq Stock Market, Inc. under the symbol “EXAR.” The following table sets forth the range of high and low sales prices for the Company’s Common Stock for the periods indicated, as reported by Nasdaq and as adjusted for a three-for-two stock split effected on February 15, 2000 and a two-for-one stock split effected on October 19, 2000. The listed quotations represent inter-dealer prices without retail markups, markdowns or commissions.

The Company has never paid cash dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 214 stockholders on record as of May 31, 2002. The Company believes it has in excess of 8,570 beneficial stockholders. The last sales price for Exar’s Common Stock, as reported by Nasdaq on May 31, 2002 was $21.57 per share.

	Common Stock Prices
	High	Low
FISCAL 2002
Quarter ended March 31, 2002	$25.11	$17.82
Quarter ended December 31, 2001	$25.70	$14.81
Quarter ended September 30, 2001	$26.10	$15.28
Quarter ended June 30, 2001	$32.60	$15.38

FISCAL 2001
Quarter ended March 31, 2001	$37.50	$16.81
Quarter ended December 31, 2000	$64.19	$20.31
Quarter ended September 30, 2000	$62.56	$40.25
Quarter ended June 30, 2000	$46.06	$21.00

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. Historical periods have been restated to reflect the three-for-two stock split effected on February 15, 2000 and the two-for-one stock split effected on October 19, 2000.

	Years Ended March 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Consolidated Statements of Operation Data:
Net sales	$54,988	$112,924	$78,554	$71,868	$102,015
Gross profit	30,964	66,956	44,402	38,482	50,078
Income (loss) from operations	(8,882)	18,146	3,946	4,051	8,986
Net income	4,028	28,434	15,115	5,424	7,518

Net income per share:
Basic	$0.10	$0.75	$0.52	$0.19	$0.27
Diluted	$0.10	$0.66	$0.47	$0.19	$0.26

Shares used in computation of net income per share:
Basic	38,921	38,104	28,953	28,176	27,978
Diluted	41,996	42,856	32,394	28,800	29,190

	As of March 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term and long-term marketable securities	$404,201	$432,384	$380,158	$81,410	$79,307
Working capital	351,867	412,772	393,570	91,885	90,395
Total assets	503,035	499,348	438,433	138,296	143,669
Long-term obligations	385	476	574	664	745
Retained earnings	104,699	100,673	72,239	57,124	51,700
Stockholders’ equity	$491,505	$483,997	$425,041	$125,757	$123,729

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, the Company’s future financial position, products, business development, strategy and management’s plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “may,” “will,” “intend,” “expect,” “estimate,” “continue,” “ongoing,” and “potential” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Factors that could cause actual results to differ materially from those included herein, include, but are not limited to, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and, in particular, “Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

Overview

Exar designs, develops and markets high-performance, high-bandwidth mixed-signal ICs for use in the worldwide communications infrastructure. The Company’s analog and digital design expertise, combined with its systems understanding, enables it to provide physical-interface and access control solutions for Access, MAN and WAN communications equipment. In addition, the Company provides solutions for the serial communications market as well as the video and imaging markets. The Company currently offers ICs based on the T/E carrier and ATM transmission standards and has recently introduced three products based on the SONET/SDH transmission standards. Exar’s products provide the following benefits to its users:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced overall system cost through the integration of multiple functions on a single device;

•	accelerated time-to-market by allowing its customers to focus on core competencies and outsource standards-based solutions.

The Company’s customers include ADC Telecommunications, Inc., Air Prime, Alcatel Alsthom S.A, AMI Inc., Cisco Systems, Inc., Digi International Inc., Hewlett-Packard Company, LM Ericsson Telephone Co., Logitech International S.A., Lucent Technologies, Inc., Marconi Communications Plc., NEC, Nokia Corporation, Rose Electronics, Siemens Corporation and Tellabs Inc. For the fiscal year ended March 31, 2002, one customer, Hewlett-Packard, accounted for 13.8% of the Company’s total sales. No other customer accounted for more than 10% of the Company’s total sales during this period.

Over the past several years, the Company has actively refocused its business on products for the communications market. In the 1970’s, the Company designed, manufactured and marketed custom and general-purpose analog circuits supporting many different applications. In the 1980’s, the Company transitioned its products to analog and mixed-signal application specific standard products, or ASSPs, focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid-1990’s, the Company continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, the Company leveraged its analog expertise by beginning to focus its product strategy and development efforts predominantly on the communications markets. For the fiscal year ended March 31, 2002, the Company’s communications product sales represented 69.3% of its net sales.

The Company markets its products in the Americas through independent sales representatives and non-exclusive distributors as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and Asia/Pacific Region by its wholly owned subsidiaries. The Company’s international sales represented 37.2%, 32.4% and 32.8% of net sales for the years ended March 31, 2002, 2001 and 2000, respectively. These international sales consist primarily of export sales from the United States that are denominated in United States Dollars. Such international sales and operations expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency while its sales are denominated in United States Dollars. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge the operating results of its foreign subsidiaries against this currency exchange risk. Although foreign sales within certain countries or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

Significant Accounting Policies and Use of Estimates

The U.S. Securities and Exchange Commission (the “SEC”) recently released FR-60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which encourages companies to disclose critical accounting policies, judgments and uncertainties affecting the application of those policies and the likelihood that materially different financial results would be reported under different conditions or with the use of different assumptions. Such critical accounting policies, as defined by the SEC, are those that are both most significant to the depiction of a company’s financial condition and results, and require the use of difficult, subjective and complex judgment by management, often as a result of the need to make estimates about the effect of matters that are uncertain.

The Company’s financial statements and accompanying disclosures, which are prepared in conformity with the accounting principles generally accepted in the United States, require that management use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period for which they are determined to be necessary.

Exar’s most critical accounting policies relate to: (1) net sales; (2) reserves for excess inventories; (3) income taxes; and (4) investments in non-public entities. These accounting policies, the bases for the underlying estimates and the potential impact on the Company’s consolidated financial statements, should any of the estimates prove to be inaccurate, are further described below:

Net Sales

Net sales are comprised of product deliveries principally to original equipment manufacturers, or OEMs, contract manufacturers and non-exclusive domestic distributors. For the fiscal year ended March 31, 2002, 72.4% and 27.6% of net sales were derived from product sales to OEMs and non-exclusive domestic distributors, respectively. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. The Company has agreements with its distributors, which provide for returns and allowances to the distributors. The Company records an allowance, at the time of delivery to the distributor, based on authorized and historical patterns of returns, price protection and other concessions. The following is a description of the provisions of the agreements allowing the distributors certain volume-based discounts, rights of return and price adjustments on unsold inventory.

(a)
Volume Discounts.    The Company provides for discounts based on volume ordered by a distributor for a specific product with a specified volume for a given customer over a period not to exceed one year. Exar records a provision for future volume discounts when the related revenue is recognized. The provision is based on historical information and other known factors. If the Company’s provision does not accurately reflect future volume discounts, the Company’s net sales could be materially and adversely affected.

(b)
Stock Rotation.    The Company allows a distributor to exchange products, in an amount of up to 10% of the amount purchased in the prior three to six month period, provided that a purchase order from the distributor for an equal dollar amount of other products is in place at the same time of the exchange authorization. The Company uses historical information along with current market conditions and experiences to support the allowance recorded against sales for potential future stock rotation. This allowance is recorded at the same time that revenue is recognized. If the recorded allowance does not accurately reflect future stock rotations, the Company’s net sales could be materially and adversely affected.

(c)
Price Protection.    The Company provides credits to its distributors for subsequent price decreases. Price protection for distributors is a common practice within the markets in which the Company competes. Distributors are informed of the price reductions and are required to submit an inventory on-hand report to the Company, which will then calculate the amount of the credit reflecting the charge against the allowance. Due to the proprietary nature of the Company’s products, the credits issued for price protection have been small in comparison to the credits issued for volume discount and stock rotation. The Company continuously reviews the pricing of its products in light of market conditions. If the Company’s provision does not accurately reflect future price protection credits given to the distributor, the Company’s net sales could be materially and adversely affected.

As of March 31, 2002, the Company had $1.5 million of reserves for future volume discounts, stock rotation and price protection related to sales that were recorded during the fiscal year ended March 31, 2002. The Company believes that it can estimate volume discounts, stock rotation and price protection allowances required by its distributors, with reasonable accuracy. However, the Company’s actual experience could differ from its original estimated allowances, therefore requiring adjustments to revenues in the relevant period. Any adjustments to cost of sales would impact the results of operations.

Inventories

The Company’s policy is to establish a reserve against inventory supply in excess of approximately six months of forecasted demand, unless there are other factors indicating that the inventory will be sold at a profit after six months. Such factors include, among others, known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at the Company’s distributors, past and current market conditions, anticipated demand for the Company’s products, and current business conditions when determining if a provision for excess inventory is required. The Company’s net inventories at March 31, 2002 were $7.3 million, compared with $9.7 million at March 31, 2001. The decrease of $2.4 million was primarily the result of product shipments from inventory-on-hand for the fiscal year ended March 31, 2002. Should management’s assumptions used in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, inventory write-downs may be required.

Deferred Income Tax Assets

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Changes in tax rates affect the deferred income tax assets and liabilities and are recognized in the period in which the tax rates are enacted. In the event that the Company is unable to generate sufficient operating income in future periods, the deferred tax assets including the operating loss and credit carryforwards components of the deferred tax assets would not be realized, which would result in a write-down of the deferred tax assets and a reduction of net income or an increase in net loss.

Investments in Non-Public Entities

Exar holds a 16% equity investment in Internet Machines Corporation, or IMC, a private company. This investment is carried at the cost of $40.3 million on the Company’s consolidated balance sheet as part of other long-term investments. Because IMC is a non-public company, determining the market value of this investment is judgmental in nature and depends on management’s assessment of IMC’s performance, among other factors. Management must assess, among other matters, the possibility of successful development and introduction of IMC’s new products at a point in time when the market is ready for this new technology. This investment is subject to risks, including the risks that IMC may not be successful in developing its planned technology and that a suitable market for such technology may not exist when IMC markets it products, or that a competitor may develop a similar or superior product, or that the new products may fail to meet market demand. Should any of these or other risks materialize, this asset may become impaired. In such case, the Company would be required to write-down the asset and record the related expense in the same period. Exar concluded that as of March 31, 2002, the carrying amount of this investment was not impaired.

The Company has invested $1.5 million in Skypoint Telecom Fund II (US), L.P., a venture capital fund. The investment is carried at cost on the Company’s consolidated balance sheet. The Company is contractually committed to fund an additional $3.5 million to Skypoint Telecom Fund II (US), L.P. The Company reviews its investments periodically to determine if there has been a temporary or permanent decline in the market value of the investments below the value at which the Company is carrying them on the balance sheet. In assessing the potential of an impairment to the investment, the Company considers the fund performance information provided by the fund’s general partner together with other independent market information and makes an estimate of the future market potential of the venture capital fund. If the Company’s assessment of the value of its investment is inconsistent with actual results, the Company may be required to recognize impairment to the asset, resulting in additional expense on the Company’s consolidated income statements.

As of March 31, 2002, the Company had invested $3.2 million in TechFarm Ventures (Q), L.P., and reduced the investment’s carrying value on its balance sheet by the fund loss of $680,000. The Company’s capital commitment to the fund was approximately $8.0 million, approximately 10% of the total fund’s committed capital. The Company had accounted for this investment in accordance with EITF D-46, “Accounting for Limited Partnership Investments,” through March 31, 2002. Effective May 31, 2002, in connection with the resolution of a dispute between the parties, the Company and TechFarm Ventures Management LLC, the General Partner of TechFarm Ventures (Q), L.P., a Delaware Limited Partnership, agreed to reduce the Company’s capital commitment in the fund to approximately $3.8 million, approximately 5% of the total fund’s committed capital. This reduced equity position changes the Company’s method of accounting for this investment from the equity method to the cost basis. Additionally, the Company and TechFarm Ventures Management LLC agreed to change the Company’s status from a limited partner to that of an assignee having less rights and status than a limited partner. As of June 1, 2002, the Company had fully satisfied its capital contribution obligation of $3.8 million. If the Company’s assessed the value of its investment falls below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s consolidated income statements.

Financial Outlook for Fiscal Year 2003

The Company anticipates that the current downturn in the communications equipment sector will continue into fiscal year 2003. However, the Company believes that many of its customers have reduced their inventory levels and might increase their purchases. The Company has continued to have its core technology products designed into several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is well-positioned to meet future demand as market conditions improve. However, if the Company’s assumptions prove to be inaccurate or if the Company continues to experience prolonged pressure on its bookings and backlog as a result of competition or declining market factors, the Company’s future results of operations may be negatively impacted.

The Company expects to grow revenue sequentially in the first two quarters of fiscal 2003. However, due to continued poor visibility and expected delays in and/or reductions of capital spending and overall market and economic uncertainties, the Company expects that revenues will continue to be volatile and fluctuate as demand for the Company’s customers’ products changes and its customers’ corresponding inventory levels fluctuate.

The Company anticipates that interest income will continue to decline in the first half of fiscal 2003 resulting from expected lower average yields on the Company’s marketable securities. Additionally, the Company may consume cash throughout fiscal 2003 in excess of the receipt of cash, thereby decreasing the average cash balances available for earning interest.

Results of Operations

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

Net Sales.    Net sales for the fiscal year ended March 31, 2002 decreased by 51.3% to $55.0 million compared to $112.9 million for the fiscal year ended March 31, 2001. The Company believes that this significant revenue decrease was largely due to a continued adverse telecommunications industry-wide economic conditions that have led to a reduction in purchases by the Company’s customers. This has resulted in decreased shipments of the Company’s products to telecommunications service providers. Moreover, due to the nature of the Company’s products, which are proprietary in nature, price changes have not had a material effect on net sales. However, the Company’s net sales and, therefore, net income may be adversely affected if price pressures arise. To date, inflation has not had a significant impact on the Company’s operating results.

In the fiscal year ended March 31, 2002, sales to domestic customers decreased by 54.8% to $34.5 million, as compared to $76.3 million for the prior fiscal year. International sales decreased by 44.0% to $20.5 million, as compared to $36.6 million for the prior fiscal year. Sales to domestic customers represented 62.8% of net sales for the fiscal year ended March 31, 2002 compared to 67.6% for the prior fiscal year, reflecting an increase in international sales as a percentage of net sales. The Company believes that the increase in international sales relative to domestic sales in fiscal 2002 is the result of the more severe impact that the adverse economic climate has had on the telecommunications and data communications markets in the United States than in international markets.

Gross Profit.    Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test quality assurance and product yields, cost of personnel and equipment associated with manufacturing support. Gross profit as a percentage of net sales for the fiscal year ended March 31, 2002 decreased to approximately 56.3%, compared to 59.3% for the fiscal year ended March 31, 2001. The decrease in gross profit, as a percentage of net sales, was primarily the result of the Company’s inability to decrease manufacturing overhead costs at the same rate as the decrease in net sales that resulted from lower production volumes and shifts in the Company’s product mix. Similarly, the decrease in gross margins in fiscal year 2002 from fiscal year 2001 levels was the result of reduced shipment volumes without an equivalent decrease in manufacturing overhead costs, coupled with a shift in the Company’s product sales mix to lower-margin video and imaging products. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales because of anticipated future fluctuations in net sales, fluctuation in manufacturing costs and competitive pricing strategies, and changes in product mix and other factors.

Research and Development.    Research and development (“R&D”) costs consist primarily of the salaries and related expenses of employees engaged in research, design and development activities, costs related to design tools, supplies, services and facility expenses. R&D expenses for the fiscal year ended March 31, 2002 were $21.9 million, or 39.8% of net sales, compared to $23.8 million, or 21.1% of net sales, for the fiscal year ended March 31, 2001. The decrease in R&D spending was due to labor cost reductions in fiscal 2002 resulting from various cost control measures undertaken by the Company. However, had the various cost control measures not been in place, the R&D expenses would have remained at the prior fiscal year’s level or higher, reflecting the Company’s ongoing development efforts of new products. In the future, the Company expects that R&D absolute dollar spending will increase as a result of growth and diversification of the markets that it serves, new product opportunities and the Company’s expansion into new markets and technologies. The Company expects research and development expenses as a percentage of net sales to continue to fluctuate due to the timing of expenditures and changes in the level of net sales.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, and facilities expenses. SG&A expenses for the fiscal year ended March 31, 2002 were $18.0 million, or 32.6% of net sales, compared to $25.0 million, or 22.1% of net sales, for the fiscal year ended March 31, 2001.The decrease in SG&A spending was primarily the result of cost control measures undertaken by the Company coupled with reduced sales commissions as a result of the decrease in net sales for the fiscal year ended March 31, 2002. In the short term, many of the SG&A expenses are fixed, causing a decline as a percentage of net sales in periods of rising sales and an increase as a percentage of net sales when sales growth is slower or declining. However, it is possible that future SG&A expenses will increase in absolute dollars as a result of possible future expansion of the Company’s infrastructure to support increased headcount, potential acquisition and integration activities, and general expansion of the Company’s operations. The Company will continue to assess its cost structure and other programs to improve operational efficiencies.

Other Income, Net.    Other income, net primarily consists of interest income, realized gains on marketable securities, and losses resulting from other investments. For the fiscal year ended March 31, 2002, other income, net decreased 44.5% to $14.6 million, as compared to $26.4 million for the prior fiscal year. Interest income, net for the fiscal year ended March 31, 2002 decreased to $14.4 million from $26.3 million for the prior fiscal year. This decrease resulted from a decline in interest rates.

Realized gains on investments were $882,000 for the fiscal year ended March 31, 2002, as compared to $59,000 for the fiscal year ended March 31, 2001. The increase resulted from greater sales of marketable securities in fiscal 2002 relative to fiscal 2001. Declining interest rates allowed the Company to realize investment gains at the time of sale of these securities, but reduced the Company’s interest income.

The Company recorded losses of $680,000 on its investment in TechFarm Ventures (Q), L.P. resulting from losses incurred by the fund. The Company may report additional losses in connection with its investment in TechFarm Ventures (Q), L.P. or its investment in Internet Machines Corporation which would negatively affect the Company’s future net income. See “Investments in Non-Public Companies” in the Critical Accounting Policies Section of this Report.

Provision for Income Taxes.    The provision for income taxes is based on income from operations. The effective tax rate for fiscal 2002 was 30.0% compared with the federal statutory rate of 35.0%. The difference is due primarily to the use of income tax credits, offset in part by state income taxes. The effective tax rate for fiscal 2001 was approximately 36.1% compared to the federal statutory rate of 35.0%.

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

Net Sales.    Net sales for the fiscal year ended March 31, 2001 increased by 43.8% to $112.9 million compared to $78.6 million for the fiscal year ended March 31, 2000. This increase was primarily due to a 43.1% or $25.1 million increase in sales of the Company’s communications products. This increase was also due to favorable market conditions in the overall semiconductor industry and the growth of the Company’s network transmission products and serial communications products, as both of these product lines gained market acceptance and previous design wins moved into production of network transmission products.

In the fiscal year ended March 31, 2001, sales to domestic customers increased by 44.5% to $76.3 million from $52.8 million for the prior fiscal year. International sales increased by 41.9% to $36.6 million from $25.8 million for the fiscal year ended March 31, 2001.

Gross Profit.    Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test quality assurance and product yields, cost of personnel and equipment associated with manufacturing support. Gross profit as a percentage of net sales for the fiscal year ended March 31, 2001 increased to approximately 59.3%, compared to 56.5% for the fiscal year ended March 31, 2000. The increase in gross profit for the fiscal year ended March 31, 2001 was attributed to lower costs from increased production efficiencies associated with higher shipment levels and greater revenue contribution from new devices with higher gross margins that reached production. Furthermore, the Company experienced a favorable shift in product mix toward higher margin products resulting from the growth in communications revenue, primarily from transmission product sales.

Research and Development.    R&D expenses for the fiscal year ended March 31, 2001 were $23.8 million, or 21.1% of net sales, compared to $18.6 million, or 23.6% of net sales, for the fiscal year ended March 31, 2000.

The absolute dollar increase in R&D spending reflected the Company’s ongoing R&D efforts related to transmission products. The increase in R&D was primarily due to new product development resulting in higher expenditures for the supplies and services necessary to support the overall growth in R&D.

Selling, General and Administrative.    SG&A expenses for fiscal year ended March 31, 2001 were $25.0 million, or 22.1% of net sales, compared to $21.4 million, or 27.2%, for the fiscal year ended March 31, 2000. The increase in expenditures in terms of absolute dollars was due primarily to commissions expense resulting from the overall growth of the business, while its decrease as a percentage of net sales reflected a higher revenue contribution from newer products with higher gross margins.

Other Income, Net.    Other income, net in the fiscal year ended March 31, 2001 increased by $8.2 million or 45.0% over the fiscal year ended March 31, 2000. The increase was mainly the result of higher cash balances available to earn interest. For the fiscal year ended March 31, 2000, other income, net included a pre-tax gain of $12.0 million resulting from the sale of shares held in Cypress Semiconductor, Inc. The resulting increase in pre-tax income gave rise to an increase of approximately $3.0 million in employee compensation and related benefits due to higher employee incentive bonuses arising from the increased pre-tax income.

Provision for Income Taxes.    The provision for income taxes is based on income from operations. The effective tax rate for fiscal 2001 was 36.1% compared with the federal statutory rate of 35%. The difference was due primarily to state income taxes partially offset by income tax credits. The effective tax rate for fiscal 2000 was approximately 31.7% compared to the federal statutory rate of 35%. The difference was due to use of capital loss carryforwards that offset the gain on the sale of the IC Works, Inc. investment and tax savings generated from use of the Company’s foreign sales corporation partially offset by non-deductible expenses and state income taxes.

Quarterly Results

The following table contains selected unaudited quarterly financial data for the eight quarters ended March 31, 2002, both in absolute dollars as well as in terms of percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to present fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter.

	Quarter Ended
	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	Jun. 30, 2000
	(In thousands, except per share amounts)
Net sales	$15,492	$13,998	$13,138	$12,360	$21,568	$32,515	$31,502	$27,339
Cost of sales	6,717	6,168	5,714	5,425	8,583	12,993	12,958	11,434

Gross profit	8,775	7,830	7,424	6,935	12,985	19,522	18,544	15,905
Research and development	5,657	5,555	5,234	5,449	6,081	5,739	6,235	5,785
Selling, general and administrative	4,571	4,325	4,423	4,632	5,898	6,804	6,243	6,025

Operating income (loss)	(1,453)	(2,050)	(2,233)	(3,146)	1,006	6,979	6,066	4,095
Other income, net	2,752	2,650	4,064	5,170	6,379	7,273	6,643	6,070

Income before income taxes	1,299	600	1,831	2,024	7,385	14,252	12,709	10,165
Income taxes	389	180	408	749	2,341	5,273	4,754	3,709

Net income	$910	$420	$1,423	$1,275	$5,044	$8,979	$7,955	$6,456

Net income per share:
Basic	$0.02	$0.01	$0.04	$0.03	$0.13	$0.23	$0.21	$0.17
Diluted	$0.02	$0.01	$0.03	$0.03	$0.12	$0.21	$0.18	$0.15
Shares used in the computation of net income per share:
Basic	39,058	38,964	38,873	38,790	38,811	38,510	37,798	37,292
Diluted	42,027	42,032	41,833	42,094	42,276	43,147	43,332	42,664

	Quarter Ended
	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	Jun. 30, 2000
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.4%	44.1%	43.5%	43.9%	39.8%	40.0%	41.1%	41.8%

Gross margin	56.6%	55.9%	56.5%	56.1%	60.2%	60.0%	58.9%	58.2%
Research and development	36.5%	39.7%	39.8%	44.1%	28.2%	17.7%	19.8%	21.2%
Selling, general and administrative	29.5%	30.9%	33.7%	37.5%	27.3%	20.9%	19.8%	22.0%

Operating income (loss)	(9.4)%	(14.7)%	(17.0)%	(25.5)%	4.7%	21.4%	19.3%	15.0%
Other income, net	17.8%	18.9%	30.9%	41.8%	29.6%	22.4%	21.1%	22.2%

Income before income taxes	8.4%	4.2%	13.9%	16.3%	34.3%	43.8%	40.4%	37.2%
Income taxes	2.5%	1.3%	3.1%	6.1%	10.9%	16.2%	15.1%	13.6%

Net income	5.9%	2.9%	10.8%	10.2%	23.4%	27.6%	25.3%	23.6%

Gross margins improved sequentially for the quarters ended June 30, 2000 through December 31, 2000 resulting from a greater mix of communications products sold, which generally have higher gross margins than the Company’s more mature products. Commencing in the quarter ended March 31, 2001, the Company experienced a decrease in gross margins which continued to fluctuate for the remainder of fiscal year 2002. The decrease in quarterly gross margins in fiscal year 2002 from fiscal year 2001 levels was the result of reduced shipment volumes without an equivalent decrease in manufacturing overhead costs, coupled with a shift in the Company’s product sales mix to lower-margin video and imaging products.

Liquidity and Capital Resources

The Company does not have any off balance-sheet arrangements, investments in special purpose entities (or “SPE’s”) or undisclosed borrowings or debt. Additionally, the Company has not entered into any derivative contracts, nor does it have any synthetic leases. The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. At March 31, 2002, the Company had no foreign currency contracts outstanding.

Cash, cash equivalents and short-term investments decreased to $347.7 million at March 31, 2002 from $401.0 million at March 31, 2001. The primary reason for the decrease was investments in the equity of private companies and in marketable equity securities.

The Company generated additional cash of $16.1 million during fiscal year ended March 31, 2002 from operating activities. Adjustments to net income of $4.0 million included $12.1 million of non-cash charges and changes in working capital.

During fiscal 2002, the Company’s investing activities included the maturity and reinvestment of both short-term and long-term marketable securities, with purchases in excess of maturities of $44.6 million. Capital purchases of $2.7 million included purchases of manufacturing test equipment, computer equipment and software and hardware used for product development.

In July 2001, Exar invested $40.3 million in the Series C Preferred Stock round of financing for Internet Machines Corporation, a pre-revenue, privately-held company developing a family of highly-integrated communications ICs that will provide protocol-independent network processing and switch fabric solutions for high-speed optical, metro area network and Internet infrastructure equipment. The Company’s investment represents 16% of the equity interest in Internet Machines Corporation.

As of March 31, 2002, the Company held two investments in venture capital funds, Skypoint Telecom Fund II (US), L.P and TechFarm Ventures (Q), L.P., totaling $1.5 million and $3.2 million, respectively. As of March 31, 2002, the Company was obligated to fund an additional $3.5 million in Skypoint Telecom Fund II (US), L.P. The Company may need to use its existing cash and investments to fund this commitment. Effective May 31, 2002, the Company reached an agreement with TechFarm Ventures Management LLC, to, among other matters, reduce the Company’s equity investment in the fund to $3.8 million, or approximately 5% of the fund’s total committed capital. As of June 1, 2002, the Company had satisfied its capital contribution obligation. If the Company’s assessment of the value of its investment is inconsistent with actual results, the Company may be required to recognize impairment to the asset, resulting in additional expense on the Company’s consolidated income statements. See “Investments in Non-Public Companies” in the Critical Accounting Policies Section of this Report.

During the fiscal year ended March 31, 2002, the Company received $3.9 million from the issuance of 400,600 shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of common stock shares under the Company’s employee stock purchase plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. The Company did not acquire additional treasury shares during the fiscal year ended March 31, 2002. The Company may utilize this program in the future, which would reduce cash, cash equivalents and investments in marketable securities available to fund future operations and meet all other liquidity requirements.

The Company places purchase orders with wafer foundries throughout its normal course of business. As of March 31, 2002 the Company had approximately $800,000 of outstanding purchase commitments with suppliers for the purchase of wafers. The Company expects to receive and pay for the wafers, within the next six months, from its existing cash balances.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company’s needs and prevailing market conditions. The Company believes that its cash and cash equivalents, short-term investments, long-term investments and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations. From time to time, the Company evaluates potential acquisitions and equity investments complementary to its design expertise and market strategy, including investments in wafer fabrication foundries. To the extent that the Company pursues or positions itself to pursue these transactions, the Company could choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us. The sale of additional equity or convertible debt could result in dilution to our stockholders.

Recently Issued Accounting Pronouncements

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

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of FASB No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS No. 144 supersedes FASB No. 121, it retains some fundamental provisions of FASB No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial position or results of operations.

RISK FACTORS

The Company is subject to a number of risks. Some of these risks are endemic to the fabless semiconductor industry and the same or similar to those disclosed in the Company’s previous SEC filings, and some risks may arise in the future. You should carefully consider all of these risks and the other information in this Report before investing in the Company. The fact that certain risks are endemic to the industry does not lessen the significance of these risks.

As a result of these risks, the Company’s business, financial condition or operating results could be materially, adversely affected. This could cause the trading price of the Company’s common stock to decline, and stockholders may lose some or all of their investment.

THE COMPANY IS EXPOSED TO THE RISKS ASSOCIATED WITH THE CONTINUED SLOWDOWN AND UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMY THAT MAY ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending continue to have a negative impact on the U.S. and world economy. Many of the Company’s customers have experienced a slowdown in demand for their products as a result of continued uncertainty regarding future capital spending by the telecommunications service providers. In turn, this uncertainty in capital spending derives from weak operating results of these service providers, which have hindered their ability to obtain additional capital from the public markets in order to continue to build their networks. These service providers continue to face significant financial challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. If the Company’s customers delay or cancel their orders of the Company’s products, Company’s revenues may be negatively impacted, which could materially and adversely impact the Company’s business, financial condition and results of operations.

Additionally, such delays and cancellations by the Company’s customers may result in the Company carrying inventory in excess of foreseeable market demand, which may result in the Company incurring additional expenses for obsolete and excess inventory, thereby negatively impacting the Company’s business, financial condition and results of operations.

The extent and severity of this economic downturn have made it difficult for the Company to predict when and if demand for its products will increase. The Company does not know when or how quickly its customers will deplete their current inventories of the Company’s products and, therefore, the Company cannot predict when these customers will need to replace their inventories with new products. As a result, the Company expects that revenues will continue to fluctuate significantly in the future, which could materially and adversely impact the Company’s business, financial condition and results of operations.

IF THE CURRENT ECONOMIC DOWNTURN CONTINUES, THE COMPANY MAY NEED TO ADD TO ITS INVENTORY RESERVES, WHICH WOULD NEGATIVELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The industry-wide reduction in capital spending and the resulting significant decrease in demand for the Company’s products experienced in fiscal 2002 resulted in increases of inventory. However, if the current decrease in demand for the Company’s products continue, the Company may incur additional expenses related to the write-down of inventory.

THE COMPANY’S OPERATING RESULTS MAY VARY SIGNIFICANTLY BECAUSE OF THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, AND SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY’S COMMON STOCK.

The Company competes in the networking industry within the semiconductor space, both of which are cyclical markets subject to rapid technological change. During the second half of the fiscal year ended March 31, 2001 through the fourth quarter of fiscal year 2002, the networking and semiconductor industries experienced significant downturns characterized by diminished product demand, accelerated decreases in prices and excess production capacity. Should the current economic downturn in the networking and semiconductor industries continue or worsen or even if these industries simply fail to recover fully from the downturn, the Company’s business, financial condition or results of operations could be materially and adversely impacted, which could harm the Company’s stock price.

At the same time, these same industries are subject to unexpected, periodic and sharp increases in demand in a strong economic environment, potentially leading to production capacity constraints, which could materially and adversely affect the Company’s ability to ship products and meet customer demands in future periods.

THE COMPANY’S OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s margins and operating results fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual results, many of which are difficult or impossible to control or predict, are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	shortened order-to-shipment time imposed by customers contrasted with long lead times to obtain inventories and materials needed by the Company from its foundries and suppliers;

•	fluctuations in the timing of customer’s quantity requested for product shipments;

•	fluctuations in the manufacturing output, yields and inventory levels of the Company’s suppliers;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to introduce new products on a timely basis;

•	the announcement or introduction of products by the Company’s competitors;

•	the availability of third-party foundry assembly and test capacity and raw materials;

•	erosion of average selling prices as a product matures coupled with the inability to sell more new products with higher average selling prices, resulting in lower margins;

•	competitive pressures on selling prices, product availability or new technologies;

•	the amount and timing of costs associated with product warranties and returns;

•	the amount and timing of investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	changes in customer concentration or requirements within certain market segments;

•	changes in the Company’s customers’ end users concentration and/or requirements;

•	loss of one or more current customers or a disruption in the sales or distribution channels;

•	costs associated with acquisitions and the integration of acquired operations;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	general conditions in the economy, terrorist acts or acts or war and conditions in the communications and semiconductor industries;

•	changes in capital spending by the telecommunications service providers;

•	build-up of customer and/or channel inventory; and/or

•	fluctuations in interest rates.

THE COMPANY’S MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE; THEREFORE, THE COMPANY’S SUCCESS DEPENDS ON ITS ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS; IF THE COMPANY IS NOT ABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS SUCCESSFULLY, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	rapidly changing technologies;

•	evolving and competing industry standards;

•	constantly changing customer requirements;

•	frequent new product introductions and enhancements;

•	increased time in the design-to-production cycles;

•	increased integration with other functions.

To develop new products for the Company’s target markets, the Company must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand its technical and design expertise. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

In addition, products for communications applications are based on continually evolving industry standards. The Company’s ability to compete will depend on its ability to identify and ensure compliance with these industry standards. As a result, the Company could be required to invest significant time and effort and to incur significant expense redesigning its products to ensure compliance with relevant standards.

The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm its business, financial condition and results of operations.

THE MARKETS IN WHICH THE COMPANY PARTICIPATES ARE INTENSELY COMPETITIVE; IF THE COMPANY IS NOT ABLE TO COMPETE SUCCESSFULLY IN THESE MARKETS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY IMPACTED.

The Company’s target markets are intensely competitive. The Company’s ability to compete successfully in its target markets depends on the following factors:

•	designing new products that implement new technologies;

•	subcontracting the manufacture of new products and delivering them in a timely manner;

•	product quality and reliability;

•	technical support and service;

•	timely product introduction;

•	product performance;

•	product features;

•	price;

•	end-user acceptance of the Company’s customers’ products;

•	telecommunication industry spending;

•	compliance with evolving standards; and/or

•	market acceptance of competitors’ products or technologies.

In addition, the Company’s competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower-cost or higher-performance alternatives to its products. The introduction of new products by the Company’s competitors or customers could render the Company’s existing and future products obsolete or unmarketable. In addition, the Company’s competitors and customers may introduce products that integrate the functions performed by its ICs on a single IC, thus eliminating the need for the Company’s products.

Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company’s communications products include Conexant Systems Inc., PMC-Sierra, Inc. and TranSwitch Corporation. In addition, the expansion of the Company’s communications product portfolio may in the future bring it into competition with other established communications IC companies, such as Applied Micro Circuits Corporation. and Vitesse Semiconductor Corporation. Competitors in the Company’s other markets include Analog Devices Inc., Philips Electronics and Texas Instruments, Inc. Many of the Company’s competitors have greater financial, technical and management resources than the Company. Some of these competitors may be able to sell their products at prices below which it would be profitable for the Company to sell its products.

IF THE COMPANY IS UNABLE TO GENERATE ADDITIONAL REVENUE FROM THE COMMUNICATIONS ICs MARKET, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

A significant portion of the Company’s revenues in recent quarters has been, and is expected to continue to be, derived from sales of communications ICs. Historically, the Company has generated a majority of its revenue from video, imaging and other such non-communications IC markets. However, the markets for these products are increasingly subject to extreme price competition, and the Company does not believe that it will be able to reduce its costs of designing and manufacturing these non-communications ICs sufficiently to compete with these declining average selling prices. And even if the Company were able to reduce its non-communications IC costs sufficiently to maintain its competitive position, the customers in these markets may not purchase these products. Moreover, these markets may decrease in size in the future. Therefore, the Company expects to decrease its funding of development efforts related to its video and imaging and other non-communications products, and as a result, revenues from these products will decline in future periods.

Therefore, the Company is continuing to focus its research and sales resources on the communications IC market. Given the Company’s increasing dependence on the communications IC market to support its revenue growth, the Company must continue to generate additional sales from this market, either by taking market share from competitors or by maintaining market share but growing absolute sales based on a steadily increasing communications IC market. Given the Company’s decreasing reliance on the non-communications IC market for sales, if the Company is not able to generate additional revenue in the communications IC market, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

THE COMPANY DEPENDS IN PART ON THE CONTINUED SERVICE OF ITS KEY ENGINEERING AND MANAGEMENT PERSONNEL AND ITS ABILITY TO IDENTIFY, HIRE AND RETAIN QUALITY PERSONNEL; IF IT WERE TO LOSE KEY EMPLOYEES OR FAIL TO IDENTIFY, HIRE AND RETAIN SUCH INDIVIDUALS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company’s future success depends, in part, on the continued service of its key design engineering, sales, marketing and executive personnel and its ability to identify, hire and retain quality personnel.

In the future, the Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business. The intense competition for highly qualified personnel, particularly in Silicon Valley, has subsided somewhat, in part due to the current economic slowdown. However, competition for skilled employees continues to be a considerable risk inherent in the markets in which the Company competes. Likewise, with respect to the Company’s management, the Company’s anticipated future growth is expected to continue to place more demands on management resources and will, therefore, likely require the addition of new management personnel as well as the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit key design engineers, technical, sales, marketing and management personnel could harm the Company’s business, financial condition and results of operations.

THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES TO MANUFACTURE ITS ICS; ANY DISRUPTION IN OR LOSS OF THE COMPANY’S FOUNDRIES’ CAPACITY TO MANUFACTURE ITS PRODUCTS COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company does not own or operate a semiconductor fabrication facility. Most of its products are based on CMOS processes. Although two foundries manufacture its products based on CMOS processes, most are manufactured at a single foundry. The Company primarily uses a single foundry to manufacture most of its bipolar products. This foundry has discontinued its domestic wafer foundry. However, the Company has taken steps to ensure that its current and future demand for fabrication capacity is met through a consignment inventory arrangement with the foundry. The Company does not have long-term wafer supply agreements with its CMOS foundries that guarantee wafer or product quantities, prices, and delivery or lead times. Rather, the CMOS foundries manufacture the Company’s products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements. However, the ability of each foundry to provide wafers to the Company is limited by the foundry’s available capacity. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company’s reliance on third-party foundries include:

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

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to the following:

•
a sudden, sharp increase in demand for semiconductor devices throughout the semiconductor market, which could strain foundries’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products;

•	acts of terrorism;

•	a manufacturing disruption experienced by one or more of the Company’s foundries or sudden reduction or elimination of any existing source or sources of semiconductor devices;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products; and/or

•	failure of the Company’s suppliers to obtain the raw materials and equipment used in the production of its ICs.

IF THE COMPANY’S FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET ITS DEMANDS OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE ITS PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry will cease production of older or lower-volume material of specific processes that it uses to produce parts supplied to the Company. The Company’s bipolar wafer foundry has discontinued its domestic wafer foundry. However, the Company has taken steps to ensure that its current and future demand is met through a consignment inventory arrangement with the foundry. Additionally, the Company cannot be certain that its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products are based. Each of these events could increase the Company’s costs and harm its ability to deliver its products on time, thereby materially and adversely affecting the Company’s business, financial condition and results of operations.

THE COMPANY’S DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST ITS PRODUCTS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER MATERIALS COSTS; THESE RISKS MAY LEAD TO DELAYED PRODUCT DELIVERY OR INCREASED COSTS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company depends on independent subcontractors for the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following significant risks:

•	the Company’s reduced control over manufacturing yields, delivery schedules and product quality relative to in-house testing and assembly;

•	acts of terrorism, which could disrupt the Company’s supply;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	maintaining an adequate supply of assembly or test services;

•	potential increases in assembly and test prices; and/or

•	potential misappropriation of the Company’s intellectual property by the Company’s subcontractors.

These risks may lead to delays in the delivery of the Company’s product or increased costs in the finished products, either of which could harm the Company’s business, financial condition and results of operations.

TO SECURE FOUNDRY CAPACITY, THE COMPANY MAY BE REQUIRED TO ENTER INTO FINANCIAL AND OTHER ARRANGEMENTS WITH FOUNDRIES, WHICH COULD RESULT IN THE DILUTION OF ITS EARNINGS OR OTHERWISE HARM ITS OPERATING RESULTS.

Allocation of a foundry’s manufacturing capacity may be influenced by a customer’s size or the existence of a long-term agreement with the foundry. To address foundry capacity constraints, the Company and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or “take or pay” contracts that commit a company to purchase specified quantities of wafers over extended periods. While the Company is not currently a party to any of these arrangements, it may decide to enter into these arrangements in the future. The Company cannot be sure, however, that these arrangements will be available to it on acceptable terms, if at all. Any of these arrangements could require the Company to commit substantial capital and, accordingly, could require it to obtain additional debt or equity financing. This could result in the dilution of its earnings or the ownership of its stockholders or otherwise harm its operating results.

THE COMPANY’S RELIANCE ON FOREIGN SUPPLIERS EXPOSES IT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, ANY OF WHICH COULD MATERIALLY AND ADVERSELY IMPACT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

These risks may lead to delayed product delivery or increased costs, which would harm the Company’s profitability and customer relationships, thereby materially and adversely impacting the Company’s business, financial condition and results of operations.

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales accounted for 37.2% of net sales for fiscal year 2002. International sales will likely continue to account for an increasing portion of the Company’s revenues, which would subject the Company to the following risks:

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

In addition, because sales of the Company’s products have been denominated to date primarily in United States Dollars, increases in the value of the United States Dollar could increase the relative price of the

Company’s products so that they become more expensive to customers in the local currency of a particular country. Future international activity may result in increased foreign currency denominated sales. Furthermore, because some of the Company’s customers’ purchase orders and agreements are governed by foreign laws, the Company may be limited in its ability to enforce its rights under these agreements and to collect damages, if awarded.

THE COMPANY RELIES ON ITS DISTRIBUTORS AND SALES REPRESENTATIVES TO SELL MANY OF ITS PRODUCTS; IF THESE DISTRIBUTORS OR REPRESENTATIVES STOP SELLING THE COMPANY’S PRODUCTS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED.

The Company sells many of its products through two non-exclusive domestic distributors and sales representatives. The Company’s distributors and sales representatives could reduce or discontinue sales of its products. They may not devote the resources necessary to sell the Company’s products in the volumes and within the time frames that it expects. In addition, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives depend substantially on general economic conditions and conditions within the semiconductor industry. The Company believes that its success will continue to depend on these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell its products, the Company’s business, financial condition and results of operations could be harmed.

BECAUSE THE COMPANY’S COMMUNICATIONS ICs TYPICALLY HAVE LENGTHY SALES CYCLES, THE COMPANY MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF SALES REVENUE.

Due to the communications IC product cycle, it usually takes the Company more than twelve months to realize volume shipments after it first contacts a customer. The Company first works with customers to achieve a design win, which may take nine months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

IF THE COMPANY IS NOT ABLE TO CONVERT A SIGNIFICANT PORTION OF ITS DESIGN WINS INTO ACTUAL REVENUE, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company has secured a significant number of design wins for new and existing products. Such design wins are viewed as a metric for future revenues. However, many of the Company’s design wins may never generate revenues as the Company’s customers’ own projects and product offerings are cancelled or do not generate sufficient demand in their end markets. Additionally, many of the Company’s design wins are from privately-held, early stage companies, thus increasing the risk that certain of the Company’s design wins will not translate into future revenue because such early stage customers may no longer exist by the time the Company’s products are ready to ship. If design wins do generate revenue, the time lag between the design win and meaningful revenue is in excess of 18 months. If the Company fails to convert a significant portion of its design wins into actual sales with recognizable revenue, the Company’s revenue will be lower than its forecasts, which could materially and adversely impact the Company’s business, financial condition and results of operations.

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

FIXED OPERATING EXPENSES (RELATIVE TO REVENUE) AND A COMPANY PRACTICE OF ORDERING MATERIALS IN ANTICIPATION OF FUTURE CUSTOMER DEMAND MAY MAKE IT DIFFICULT FOR THE COMPANY TO RESPOND APPROPRIATELY TO SUDDEN SWINGS IN REVENUE; SUCH SUDDEN SWINGS IN REVENUE MAY THEREFORE HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s operating expenses are relatively fixed, and, therefore, it has limited ability to reduce expenses quickly and sufficiently in response to any revenue shortfalls. Consequently, the Company’s operating results will be harmed if its revenues do not meet its revenue projections. The Company may experience revenue shortfalls for the following reasons:

•	a significant reduction in customer demand;

•	significant pricing pressures that occur because of declines in average selling prices over the life of a product;

•
sudden shortages of raw materials, wafer fabrication, test or assembly capacity constraints that lead the Company’s suppliers to allocate available supplies or capacity to other customers, in turn, hinder the Company’s ability to meet its sales obligations; and/or

•	the reduction, rescheduling or cancellation of customer orders.

In addition, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from the Company’s outside suppliers and foundries, the Company may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. Therefore, such revenue shortfalls could have a materially adverse impact on the Company’s business, financial condition and results of operations.

THE COMPANY HAS IN THE PAST AND MAY IN THE FUTURE MAKE ACQUISITIONS AND SIGNIFICANT STRATEGIC EQUITY INVESTMENTS, WHICH MAY INVOLVE A NUMBER OF RISKS; IF THE COMPANY IS UNABLE TO ADDRESS THESE RISKS SUCCESSFULLY SUCH ACQUISITIONS AND INVESTMENTS COULD HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with acquisitions include, among others:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	amortization of acquired intangible assets;

•	customer dissatisfaction or performance problems with an acquired company;

•	the cost associated with acquisitions and the integration of acquired operations; and/or

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

The risks involved with key strategic equity investments include, among others:

•	diversion of management’s attention;

•	possible litigation resulting from these types of investments;

•
the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, which could negatively harm the results of operations, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

The Company cannot assure that it will be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any such delays or other such operations of financial problems could adversely impact the Company’s business, financial condition and results of operations.

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

THE COMPANY COULD BE REQUIRED TO PAY SUBSTANTIAL DAMAGES OR COULD BE SUBJECT TO OTHER EQUITABLE REMEDIES IF IT WERE PROVEN THAT IT INFRINGED ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patents and other intellectual property rights. If a third party were successful in proving that the Company’s technology infringes some party’s proprietary rights, the Company could be required to pay substantial damages. If it were proven that the Company willfully infringed on a third party’s proprietary rights, the Company could be held liable for treble damages. The Company could also be subject to equitable remedies, including injunctions limiting or prohibiting the sale of its products. If the Company were required to pay damages or otherwise became subject to such equitable remedies, its business, financial condition and results of operations would suffer. Similarly, if the Company were required to pay license fees to third parties based on a successful infringement claim brought against it, such fees could exceed the Company’s revenue.

THE COMPANY COULD BE REQUIRED TO PAY SUBSTANTIAL DAMAGES AND COULD BE RESTRICTED OR PROHIBITED FROM SELLING ITS PRODUCTS IF IT WERE PROVEN THAT IT VIOLATED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

If a third party were to prove that the Company’s technology infringed a third party’s intellectual property rights, the Company could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of the Company’s products. If the Company were required to pay such license fees whenever it sold its products, such fees could exceed the Company’s revenue. In addition, if it were proven that the Company willfully infringed on a third party’s proprietary rights, the Company could be held liable for three times the amount of the damages that the Company would otherwise have to pay. Such intellectual property litigation could also require the Company to:

•	stop selling, incorporating or using its products that use the infringed intellectual property;

•	obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, it at all; and

•	redesign the Company’s products so as not to use the fringed intellectual property, which may not be technically or commercially feasible.

Furthermore, the defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive to resolve and could require a significant portion of management’s time. In addition, rather than litigating an infringement matter, the Company may determine that it is in the Company’s best interest to settle the matter. Terms of a settlement may include the payment of damages and the Company’s agreement to license technology in exchange for a license fee and ongoing royalties. These fees could be substantial. If the Company were forced to take any of the actions described above or defend against any claims from third parties, its business, financial condition and results of operations could be harmed.

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

THE COMPANY RELIES ON CONTINUOUS POWER SUPPLY TO CONDUCT ITS OPERATIONS.

The Company relies on a continuous power supply to conduct its business from its headquarters located in California. In the past, California has experienced energy shortages, which resulted in rolling blackouts throughout the state. Additional rolling blackouts may occur in the future and could disrupt the Company’s operations, research and development and other critical functions. Such disruption in power supply may temporarily suspend operations in its headquarters. This disruption could impede the Company’s ability to continue operations, which could delay the introduction of new products, hinder the Company’s sales efforts, impede the Company’s ability to retain existing customers and to obtain new customers, which could have a negative impact on the Company and its results of operations. However, the Company’s risk is minimized through the co-generator system project, whereby the Company will produce all of its power needs. See Liquidity and Capital Sources for an in-depth discussion on this topic.

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

In the past, securities and class action litigation has been brought against companies following periods of volatility in the market prices of their securities. The Company may have been or may be the target of one or more of these class actions suits which could result in significant costs and divert management’s attention, thereby harming the Company’s business, results of operations and financial condition.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations may harm the market price of the Company’s common stock.

THE ANTI-TAKEOVER PROVISIONS OF THE COMPANY’S CERTIFICATE OF INCORPORATION AND OF THE DELAWARE GENERAL CORPORATION LAW MAY DELAY, DEFER OR PREVENT A CHANGE OF CONTROL.

The Company’s Board of Directors has the authority to issue up to 2,250,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit the Company’s consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on the Company’s stockholders. The Company’s stockholders must give 120 days advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to the Company’s stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The Company has in place a stockholder rights plan or “poison pill” that may result in substantial dilution to a potential acquirer of the Company in the event that the Company’s Board of Directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire the Company. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of the Company’s common stock. The Delaware statute makes it more difficult for the Company to be acquired without the consent of its Board of Directors and management.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations.    The Company is exposed to foreign currency fluctuations primarily through its foreign operations. This exposure is the result of foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, the Company will enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts which are currently available under its bank lines of credit. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the fiscal year ended March 31, 2002, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 31, 2002, short-term investments consisted of auction rate securities, government and corporate securities of $30.2 million and long-term investments consisted of government and corporate securities of $56.6 million. At March 31, 2002, the difference between the fair market value and the underlying cost of such investments was only $4,000.

The Company’s net income is dependent, amongst other factors, interest income and realized gains from the sale of marketable investments. If interest rates continue to decline or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Accountants

To the Stockholders and Board of Directors of Exar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries at March 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California
April 24, 2002

Report of Independent Accountants

Board of Directors and Stockholders
Exar Corporation:

We have audited the accompanying consolidated balance sheets of Exar Corporation and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended March 31, 2001. Our audits also included the consolidated financial statement schedule for the years ended March 31, 2001 and 2000 listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries as of March 31, 2001 and the results of their operations and their cash flows, for each of the years in the two year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

San Jose, California
April 23, 2001

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND 2001
(In thousands, except share amounts)

	2002	2001
ASSETS
Current assets:
Cash and equivalents	$317,429	$389,522
Short-term marketable securities	30,246	11,522
Accounts receivable (net of allowances of $1,598 in 2002 and $1,664 in 2001)	3,411	11,433
Inventory	7,291	9,717
Prepaid expenses and other	1,814	3,039
Deferred income taxes, net	2,821	2,414

Total current assets	363,012	427,647
Property, plant and equipment, net	26,496	27,722
Long-term marketable securities	56,526	31,340
Other long-term investments	44,379	—
Deferred income taxes, net	12,571	12,307
Other non current assets	51	332

Total assets	$503,035	$499,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,789	$3,397
Accrued compensation and related benefits	3,108	8,593
Accrued sales commissions	915	1,443
Other accrued expenses	1,040	1,442
Income taxes payable	3,293	—

Total current liabilities	11,145	14,875
Long-term obligations	385	478

Total liabilities	11,530	15,353

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 and 50,000,000 shares authorized; 39,368,239 and 38,967,639 shares outstanding	391,302	387,393
Accumulated other comprehensive income	115	542
Retained earnings	104,699	100,671
Treasury stock; 245,000 and 245,000 shares of common stock at cost	(4,611)	(4,611)

Total stockholders’ equity	491,505	483,995

Total liabilities and stockholders’ equity	$503,035	$499,348

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(In thousands, except per share amounts)

	2002	2001	2000
Net sales	$54,988	$112,924	$78,554
Cost of sales	24,024	45,968	34,152

Gross profit	30,964	66,956	44,402
Operating expense:
Research and development	21,895	23,840	18,568
Selling, general and administrative	17,951	24,970	21,384
Goodwill amortization	—	—	504

Income (loss) from operations	(8,882)	18,146	3,946
Other income, net:
Interest income	14,434	26,086	6,152
Net realized gain on investments	202	59	12,018
Other income	—	220	16

Total other income, net	14,636	26,365	18,186

Income before income taxes	5,754	44,511	22,132
Provision for income taxes	1,726	16,077	7,017

Net income	$4,028	$28,434	$15,115

Basic earnings per share	$0.10	$0.75	$0.52

Diluted earnings per share	$0.10	$0.66	$0.47

Shares used in the computation of net income per share:
Weighted average shares (basic)	38,921	38,104	28,953

Weighted average shares (diluted)	41,996	42,856	32,394

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MARCH 31, 2002, 2001 AND 2000
(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$4,028	$28,434	$15,115
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	3,877	3,917	4,038
Provision for doubtful accounts	3,066	4,218	4,192
Tax benefit from disqualifying dispositions	—	22,569	10,838
Write-down of other long-term investments to net realizable value	680	—	—
Deferred income taxes	(671)	(6,904)	(4,071)
Gain on sale of investment	—	—	(12,018)
Gain on sale of equipment	—	—	(584)
Changes in operating assets and liabilities:
Accounts receivable	4,956	(4,101)	(5,008)
Inventories	2,426	(1,418)	(2,426)
Prepaid expenses and other	1,506	(27)	(937)
Accounts payable	(608)	(100)	(768)
Accrued compensation and related benefits	(5,485)	1,533	3,543
Accrued sales commissions and other accrued expenses	(930)	526	(774)
Income taxes payable	3,293	—	(1,601)

Net cash provided by operating activities	16,138	48,647	9,539

Cash flows from investing activities:
Purchases of property and equipment	(2,651)	(4,986)	(2,503)
Proceeds from disposition of equipment and leasehold improvements	—	—	658
Purchases of short-term marketable securities	(38,277)	(24,853)	(24,340)
Proceeds from maturities of short-term marketable securities	19,134	16,331	23,340
Purchases of long-term marketable securities	(60,857)	(45,115)	—
Proceeds from maturities of long-term marketable securities	35,671	14,190	—
Other long-term investments	(45,059)	—	—
Proceeds from sale of other long-term investment	—	—	18,095
Other Assets	—	612	(372)

Net cash provided by (used in) investing activities	(92,039)	(43,821)	14,878

Cash flows from financing activities:
Long-term obligations	(93)	—	—
Proceeds from issuance of common stock	3,909	12,210	276,739
Acquisition of treasury stock	—	(4,611)	(3,392)

Net cash provided by financing activities	3,816	7,599	273,347

Effect of exchange rate changes on cash	(8)	(61)	(16)

Net increase (decrease) in cash and cash equivalents	(72,093)	12,364	297,748
Cash and cash equivalents at the beginning of the period	389,522	377,158	79,410

Cash and cash equivalents at the end of the period	$317,429	$389,522	$377,158

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$310	$244	$1,051

Cash paid for interest	$—	$—	$725

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount		Income (Loss)
Balances, March 31, 1999	31,961,576	$88,908	(4,014,798)	$(20,479)	$57,122	$204	$125,755
Comprehensive income:
Net income					15,115		15,115	$15,115
Other comprehensive income:
Foreign currency translation adjustments						(16)	(16)	(16)

Comprehensive income								$15,099

Exercise of stock options	2,519,554	14,718					14,718
Income tax benefit from stock option transactions		10,838					10,838
Stock issued under employee stock participation plan	154,518	1,264					1,264
Acquisition of treasury stock			(354,900)	(3,392)			(3,392)
Stock issued in connection with follow-on offering, net of related costs	2,530,302	236,886	4,369,698	23,871			260,757

Balances, March 31, 2000	37,165,950	$352,614	—	$—	$72,237	$188	$425,039

Comprehensive income:
Net income					28,434		28,434	$28,434
Other comprehensive income:
Foreign currency translation adjustments						(61)	(61)	(61)
Unrealized gains on marketable securities						415	415	415

Comprehensive income								$28,788

Exercise of stock options	1,737,828	10,640					10,640
Income tax benefit from stock option transactions		22,569					22,569
Stock issued under employee stock participation plan	63,861	1,570					1,570
Acquisition of treasury stock			(245,000)	(4,611)			(4,611)

Balances, March 31, 2001	38,967,639	$387,393	(245,000)	$(4,611)	$100,671	$542	$483,995

Comprehensive income:
Net income					4,028		4,028	$4,028
Other comprehensive income:
Foreign currency translation adjustments						(8)	(8)	(8)
Unrealized loss on marketable securities						(419)	(419)	(419)

Comprehensive income								$3,601

Exercise of stock options	292,923	2,225					2,225
Stock issued under employee stock participation plan	107,677	1,684					1,684

Balances, March 31, 2002	39,368,239	$391,302	(245,000)	$(4,611)	$104,699	$115	$491,505

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2002, 2001 AND 2000

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, analog and mixed-signal silicon solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard process technologies, Exar provides OEMs with innovative, highly integrated ICs that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. Additionally, Exar offers ICs for both the serial communications and the video and imaging markets. Exar’s customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs. Exar’s Common Stock trades on The Nasdaq Stock Market, Inc. under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

Use of Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Exar and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation process.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

Investments in Marketable Securities—The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. All investments with maturities in excess of ninety days but less than twelve months from the date of the balance sheet are considered short-term investments. Long-term investments, which primarily consist of government, bank and corporate obligations, have maturities in excess of one year from the date of the balance sheet. The Company accounts for its investments under provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Securities.” Short-term and long-term investments are held as securities available for sale and are carried at their market value based on quoted market prices as of the balance sheet date. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income. The following table summarizes the Company’s investments as of March 31, 2002 and 2001:

	Original Cost	Unrealized Gain (Loss)*	Market Value
	(In thousands)
Money Market Funds	$1,983	$—	$1,983
Municipal securities	17,379	(2)	17,377
Corporate bonds and commercial paper	21,556	10	21,566
US government and agency obligations	165,820	(4)	165,816
Asset-backed and collateralized obligations	195,124	(11)	195,113

Total at March 31, 2002	$401,862	$(7)	$401,855

As reported:
Cash Equivalents			$315,083
Short-term Investments			30,246
Long-term Investments			56,526

Total at March 31, 2002			$401,855

*	Unrealized Gain (Loss) is reflected at gross value. The unrealized loss, net of tax effect is $4.

	Original Cost	Unrealized Gain (Loss)*	Market Value
	(In thousands)
US government and agency obligations	$13,392	$206	$13,598
Municipal securities	26,943	7	26,950
Corporate bonds and commercial paper	123,063	401	123,464
Asset-backed and collateralized obligations	267,822	65	267,887

Total at March 31, 2001	$431,220	$679	$431,899

As reported:
Cash Equivalents			$389,037
Short-term Investments			11,522
Long-term Investments			31,340

Total at March 31, 2001			$431,899

*	Unrealized Gain (Loss) is reflected at gross value. The unrealized loss, net of tax effect is $415.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

Inventories—Inventories are recorded at the lower of cost, determined on a first-in, first-out basis, or market.

Long-Lived Assets— Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all long-lived assets based on undiscounted cash flows on an annual basis at a minimum, and in addition, whenever events or changes indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Revenue Recognition—The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. The Company’s distributor agreements generally permit the return of up to 10% of their purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any inventoried product. The Company records an allowance, at the time of shipment to the distributor, based on authorized and historical patterns of returns, price protection and other concessions.

Stock Based Compensation—The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

The Company also complies with the provisions of EITF 96-18 with respect to stock option grants to non-employees who are consultants to the Company. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company’s common stock into the option valuation model. In addition, the Company complies with the provisions of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”), with respect to certain stock options assumed in connection with purchase transactions in which contingent consideration may be paid in the future. Stock-based compensation expense with respect to such options has been and in the future will be based on the amount by which the Class A common stock closing price at the end of the reporting period, or at the date of exercise, if earlier, exceeds the exercise price. Depending upon the movements in the market value of the Company’s common stock, the variable accounting treatment of certain stock options may result in significant additional stock-based compensation expense in future periods.

Comprehensive Income—Other Comprehensive income (loss) includes charges or credits to equity as a result of foreign currency translation adjustments and unrealized gains or losses on marketable securities. Comprehensive income for the years ended March 31, 2002, 2001 and 2000 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income.

Foreign Currency—The functional currency of each of the Company’s foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

foreign subsidiaries are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income, net. Foreign currency transaction losses were $3,200, $13,000 and $157,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

The Company enters into foreign currency exchange contracts from time to time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company’s financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At March 31, 2002, 2001 and 2000, there were no such foreign currency exchange contracts outstanding.

Financial Instruments and Concentration of Credit Risk—Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, cash, short-term investments and long-term investments. The majority of the Company’s sales are derived from manufacturers in the computer, communications and electronic imaging industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations. The Company’s policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

Fair Value of Financial Instruments—The Company has estimated the fair value of its financial instruments by using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company’s financial instruments at March 31, 2002 and 2001 was not materially different from the values presented in the consolidated balance sheets.

Reclassifications—Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

2.    INVENTORIES

Inventories at March 31, consisted of the following (in thousands):

	2002	2001
Work-in-process	$3,804	$5,797
Finished goods	3,487	3,920

Total	$7,291	$9,717

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31 consisted of the following (in thousands):

	2002	2001
Land	$6,584	$6,584
Building	13,485	13,488
Machinery and equipment	36,818	39,476
Construction-in-progress	183	31

	57,070	59,579
Accumulated depreciation	(30,574)	(31,857)

Total	$26,496	$27,722

4.    BORROWING ARRANGEMENTS

The Company has a credit facility with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. During the fiscal year ended March 31, 2002, the Company did not use the credit facility. At March 31, 2002, the Company had no foreign currency contracts outstanding. The bank has not set forth expiration dates, covenants or compensating balance requirements regarding the credit facility.

5.    INCOME TAXES

The	provision for income taxes for the years ended March 31 consisted of the following:

	2002	2001	2000
	(In thousands)
Current:
Federal	$1,764	$148	$91
State	550	264	159
Foreign	83	—	—

	2,397	412	250

Deferred:
Federal	(600)	(8,011)	(3,624)
State	(71)	1,107	(447)

	(671)	(6,904)	(4,071)

Charge in lieu of taxes attributable to employee stock plans	—	22,569	10,838

Total	$1,726	$16,077	$7,017

Consolidated pre-tax income includes foreign income of $74,645 in fiscal 2002 and foreign income (loss) of approximately $8,500 and $(28,000), in 2001 and 2000, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

Current net deferred tax assets at March 31, 2002 and 2001 were $2.8 million and $2.4 million, respectively. Non-current net deferred tax assets at March 31, 2002 and 2001 of $12.6 million and $12.3 million, respectively, are included in deferred income taxes and other assets, respectively, within the accompanying balance sheet. Significant components of the Company’s net deferred tax asset at March 31, 2002 and 2001 are as follows:

	2002	2001
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$2,554	$3,280
Net operating loss and tax credit carryforwards	13,860	13,961
General business credits	6,281	4,731

Total deferred tax assets	22,695	21,972

Deferred tax liabilities:
Depreciation	(386)	(1,054)
Other	269	(867)

Total deferred tax liabilities	(117)	(1,921)

Valuation allowance	(7,186)	(5,330)

Net deferred tax assets	$15,392	$14,721

The valuation allowance for deferred tax assets relates to (i) the tax benefits of certain acquired net operating losses for which the utilization is limited to the taxable income of the acquired subsidiary and (ii) state tax credits. The valuation allowance relates to the amount of such benefits for which realization is not assured.

As of March 31, 2002, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $34.9 million and $10.4 million, respectively. Certain federal net operating loss carryforwards expire during the year, and, if not utilized, additional federal net operating losses will expire in 2003 and state net operating losses will begin to expire in 2005. Federal and state tax-credit carryforwards were $4.1 million and $5.0 million, respectively. These credits will begin to expire in 2016 and 2005, respectively.

The federal tax law includes provisions limiting the use of net operating loss carryforwards in the event of certain changes in ownership. Consequently, the Company’s ability to utilize certain of its acquired net operating loss carryforwards is subject to an annual limitation.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

The following summarizes differences between the amount computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes for each of the years ended March 31:

	2002	2001	2000
	(In thousands)
Income tax provision at statutory rate	$2,012	$15,579	$7,746
State income taxes, net of federal income tax benefit	336	1,934	1,071
Change in valuation allowance	—	(545)	(1,818)
Amortization of goodwill	—	—	176
Tax-exempt interest income	(235)	(151)	(7)
Tax credits Other, net	(908)	(705)	(200)
Foreign (income) losses providing no benefit	(1)	(3)	48
Other, net	522	(32)	1

Total	$1,726	$16,077	$7,017

6.    NET INCOME PER SHARE

SFAS No. 128 requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of the Company’s EPS for each of the years ended March 31 is as follows:

	2002	2001	2000
	(In thousands, except share amounts)
Net income	$4,028	$28,434	$15,115

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income per share	38,921	38,104	28,953
Dilutive effect of stock options	3,075	4,752	3,441

Shares used in computation of diluted net income per share	41,996	42,856	32,394

Basic net income per share	$0.10	$0.75	$0.52

Diluted net income per share	$0.10	$0.66	$0.47

Options to purchase 5,070,481 shares of common stock at prices ranging from $21.46 to $60.75 were outstanding as of March 31, 2002. Options to purchase 3,114,400 shares of common stock at a price ranging from $25.20 to $60.75 were outstanding as of March 31, 2001. Options to purchase 54,000 shares of common stock at prices of $47.66 were outstanding as of March 31, 2000. These options to purchase shares of common stock that were outstanding as of March 31, 2002, 2001 and 2000 were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

7.    EMPLOYEE BENEFIT PLANS

Exar Savings Plans—The Exar Savings Plan covers substantially all employees of the Company. The Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. Exar made contributions of approximately $266,000, $1,006,000 and $452,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

Incentive Compensation Programs—The Company’s incentive compensation programs provide for incentive awards for substantially all employees of the Company based on the achievement of specified operating and performance results. Due to the market downturn reducing the demand for the Company’s products, the Company did not incur expenses related to the various incentive compensation programs for the year ended March 31, 2002. In lieu of cash incentives, the Company granted 413,197 stock options to its employees with an exercise equal to the fair market value of the Company’s common stock on the date of the grant. Cash incentive awards totaled $5.9 million and $5.0 million for the fiscal years ended March 31, 2001 and 2000, respectively. The Company’s incentive compensation programs may be amended or discontinued at the discretion of the Board of Directors.

8.    STOCKHOLDERS’ EQUITY

Preferred Share Purchase Rights Plan—In December 1995, the Company’s Board of Directors adopted a Preferred Share Purchase Rights Plan under which the Board declared a dividend of one purchase right for each outstanding share of common stock of Exar held as of January 10, 1996. Each right entitles the registered holder to purchase one one-hundredth of a share of Exar’s Series A Junior Participating Preferred Stock. The rights become exercisable ten days after the announcement that an entity or person has commenced a tender offer to acquire or has acquired 15% or more of the outstanding Exar Common Stock (“the Distribution Date”).

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

Employee Stock Participation Plan— Exar is authorized to issue 4,500,000 shares of common stock under its Employee Stock Participation Plan (“ESPP”). The ESPP permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three month offering period. Shares purchased by and distributed to participating employees were 107,677 in fiscal 2002, 63,861 in fiscal 2001, and 154,518 in fiscal 2000 at weighted average prices of $15.64, $24.56 and $8.17, respectively. The weighted average fair value of the fiscal 2002, 2001 and 2000 awards was $6.22, $13.07 and $7.27 per share, respectively.

The Company has reserved 2,264,388 shares of common stock for future issuance under its Employee Stock Participation Plan.

Stock Option Plans— Exar has a 2000 Equity Incentive Plan, as amended and restated (the “2000 Plan”) that only permits the granting of non-statutory stock options to executive officers and employees. A maximum of 40% of the total number of shares reserved under the 2000 Plan may be granted to executive officers of the Company. The Board of Directors adopted the 2000 Plan in September 2000 and subsequently amended in

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

December 2000, June 2001 and March 2002. The Company also has a 1997 Equity Incentive Plan (the “1997 Plan”) that permits the granting of both incentive and non-statutory stock options to executive officers of the Company and its employees. Exar also has a 1996 Non-Employee Director’s Stock Option Plan, which provides each non-employee director of Exar with the opportunity to participate in a stock option plan. Generally, options under the three plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although options may be granted with a term of up to ten years. These plans allow certain employees, including executives officers, directors, senior management and technical personnel of the Company, the opportunity to select to defer a portion of his or her base salary and apply such deferred salary to options to purchase shares of the Company’s common stock with exercise prices set at a discount to market with the aggregate of such discounts equal to the aggregate amount of the base salary so deferred. Options, other than deferred compensation options, generally vest over four years.

The Company may grant options to purchase up to 5,700,000, 7,213,725, 750,000 shares of common stock under the 2000 Plan, the 1997 plan and the 1996 Non-Employee Director’s Plan, respectively. Options are granted at fair value on the date of grant. Options are generally exercisable in four equal annual installments commencing one year after the date of grant and generally expire seven years from the date of grant.

Option activity under the option plans was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, March 31, 1999	7,779,176	$5.91
Options granted	2,216,110	13.71
Options exercised	(2,519,554)	5.83
Options canceled	(349,594)	7.48

Outstanding, March 31, 2000	7,126,138	8.27
Options granted	3,252,550	42.76
Options exercised	(1,737,828)	6.12
Options canceled	(138,332)	18.15

Outstanding, March 31, 2001	8,502,528	21.74
Options granted	2,182,867	24.62
Options exercised	(292,923)	7.47
Options canceled	(159,287)	25.40

Outstanding, March 31, 2002	10,233,185	$22.71

At March 31, 2002 options to purchase 2,633,416 shares were available for future grant under the three plans.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

The following table summarizes information concerning options outstanding and exercisable for the combined option plans at March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Average Life (Yrs)	Weighted Average Price	Number Exercisable	Weighted Average Exercise Price
$ 1.75–$ 6.50	2,118,775	2.92	$5.15	1,633,916	$5.13
6.62– 12.45	2,592,404	3.69	10.52	1,740,032	9.87
16.21– 27.15	2,460,106	6.13	24.31	213,579	20.98
27.94– 54.28	1,460,900	5.18	31.91	444,100	32.15
54.75– 60.75	1,601,000	5.44	54.82	499,000	54.81

$ 1.75–$60.75	10,233,185	4.60	$22.71	4,530,627	$15.82

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Fiscal Year
	2002	2001	2000
Risk-free interest rate	5.0%	4.9%	6.1%
Expected term of options	5.5 years	5.8 years	5.3 years
Expected volatility	75.0%	70.0%	58.0%
Expected dividend yield	0.0%	0.0%	0.0%

Under SFAS No. 123, Accounting for Stock-Based Compensation, pro forma compensation cost is calculated for the fair market value of the options granted under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Fiscal Year
	2002	2001	2000
Risk-free interest rate	5.0%	4.9%	6.1%
Expected term of options	0 years	0 years	0 years
Expected volatility	75.0%	70.0%	58.0%
Expected dividend yield	0.0%	0.0%	0.0%

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2002, 2001 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	2002	2001	2002
	(in thousands)
Pro Forma net income (loss)	$(22,637)	$13,151	11,039
Pro Forma Basic net income (loss) per share	$(0.58)	$0.35	$0.38
Pro Forma Diluted net income (loss) per share	$(0.54)	$0.31	$0.34

The fiscal 2002, 2001 and 2000 pro forma amounts are not indicative of future period pro forma amounts.

9.    GAIN ON SALE OF INVESTMENT

As a result of a merger completed on April 1, 1999 of IC Works, Inc. with Cypress Semiconductor, Inc., the Company received approximately 1.1 million shares of common stock in Cypress Semiconductor, Inc. in exchange for its investment in IC Works, Inc. For the fiscal year ended March 31, 2000, other income, net included a pre-tax gain of $12.0 million resulting from the sale of shares held in Cypress Semiconductor, Inc. The resulting increase in pre-tax income gave rise to an increase of approximately $3.0 million in employee compensation and related benefits due to increased higher employee incentive bonuses arising from the increased pre-tax income.

10.    COMMITMENTS AND CONTINGENCIES

In 1997, Micro Power Inc., one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. The Company reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals, which is expected to continue for an additional 5 to 6 years from fiscal year ended March 31, 2002. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system will be minimal. Management estimates that the accrual of $458,000 as of March 31, 2002 is sufficient to cover the estimated remaining 5 to 6 years of continued remediation activities and post-remidiation site closure activities.

The Company has invested $1.5 million in Skypoint Telecom Fund II (US), L.P., a venture capital fund. The investment is carried at cost on the Company’s consolidated balance sheet. The Company is contractually committed to fund an additional $3.5 million to Skypoint Telecom Fund II (US), L.P. The Company reviews its investments periodically to determine if there has been a temporary or permanent decline in the market value of the investments below the value that the Company is carrying them. In assessing the potential of an impairment to the investment, the Company considers the fund performance information provided by the fund’s general partner together with other independent market information and makes an estimate of the future market potential of the venture capital fund. If the Company’s assessment of the value of its investment is inconsistent with actual results, the Company may be required to recognize impairment to the asset, resulting in additional expense on the Company’s consolidated income statements.

From time to time, the Company may be involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable,

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity or cash flows.

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

The following table sets forth product line revenue for fiscal years ended March 31 (in thousands):

	2002	2001	2000
Net sales:
United States	$34,513	$76,370	$52,775
Export sales to Japan and Asia	11,537	19,801	12,593
Export sales to Western Europe	8,428	15,401	12,363
Export sales to rest of world	510	1,352	823

	$54,988	$112,924	$78,554

Income (loss) from operations:
United States	$(9,027)	$18,062	$4,000
Japan/Asia	(4)	(23)	(89)
Western Europe	149	107	35

	$(8,882)	$18,146	$3,946

Net income (loss):
United States	$3,953	$28,424	$15,252
Japan/Asia	—	(16)	(100)
Western Europe	75	26	(37)

	$4,028	$28,434	$15,115

	At March 31, 2002	At March 31, 2001	At March 31, 2000
Long-lived assets:
United States	$26,473	$27,698	$26,617
Japan	15	19	27
Western Europe	8	5	9

	$26,496	$27,722	$26,653

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL CONSOLIDATED STATEMENT—(Continued)

YEARS ENDED MARCH 31, 2002, 2001, AND 2000

12.    RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company has adopted this Statement, and since its adoption, it has not had a material effect on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of FASB No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS No. 144 supersedes FASB No. 121, it retains some fundamental provisions of FASB No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For a listing of executive officers and directors of the Company and certain information about them, see Part I “Management.”

Certain information required by this item concerning the Company’s directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year (“Definitive Proxy Statement”).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge and based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no other forms were required during the fiscal year ended March 31, 2002, its officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the captions “Employment and Change of Control Arrangements,” “CEO Compensation,” and “Certain Relationships and Related Transactions.”

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

(1)  Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

Form 10-K
Page No.
Independent Auditors’ Report	44-45
Consolidated Balance Sheets March 31, 2002 and 2001	46
Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000	47
Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000	48
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2002, 2001, and 2000	49
Notes to Consolidated Financial Statements	50-62

(2)  Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 2002, 2001 and 2000 are filed as part of this Form 10-K:

Form 10-K Page No.
II Valuation and Qualifying Accounts and Reserves	67

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)  Exhibits:

Exhibit Footnote		Exhibit Number	Description
(d	)	3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exar Corporation, as amended June 8, 2000.

(g	)	3.2	Bylaws of the Company, as amended, March 21, 2002.

(c	)	4.2	Rights Agreement dated December 15, 1995, between Registrant and the First National Bank of Boston, as amended May 1, 2000.

(e	)*	10.1	1989 Employee Stock Participation Plan of the Company and related Offering, as amended June 24, 1999.

(a	)*	10.2	1991 Stock Option Plan of the Company and related forms of stock option grant and exercise.

(a	)*	10.3	1991 Non-Employee Directors’ Stock Option Plan of the Company and related forms of stock option grant and exercise.

(f	)*	10.4	Fiscal 2001 Key Employee Incentive Compensation Program.

(f	)*	10.5	Fiscal 2001 Executive Incentive Compensation Program.

(e	)*	10.6	1996 Non-Employee Directors’ Stock Option Plan, as amended April 13, 2000.

(b	)*	10.7	1997 Equity Incentive Plan, as amended September 9, 1999.

(e	)*	10.8	Executive Officers’ Change of Control Severance Benefit Plan.

Exhibit Footnote	Exhibit Number	Description
(g)*	10.9	2000 Equity Incentive Plan, as amended and restated on June 21, 2001 and March 21, 2002.

(f)*	10.10	Executive Employment Agreement between Exar Corporation and Donald L. Ciffone, Jr., dated December 6, 2000, as amended on June 21, 2001.

(f)*	10.11
Form of Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard Previte, Donald L. Ciffone, Jr., Michael J. Class, Roubik Gregorian, Ronald W. Guire, Susan J. Hardman, Thomas R. Melendrez, Stephen W. Michael.

(g)	21.1	Subsidiaries of the Company.

(g)	23.1	Independent Auditors’ Consent, PricewaterhouseCoopers.

(g)	23.2	Report of Independent Accountants on Financial Statement Schedules.

(g)	23.3	Independent Auditors’ Consent, Deloitte & Touche

(g)	24.1	Power of Attorney. Reference is made to the signature page.

(a)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

(b)	Filed as an exhibit to the Company’s registration statement on Form S-8 (Registration statement No. 333-31120) filed with the Commission on February 25, 2000 and incorporated herein by reference.

(c)	The Rights Agreement was filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated December 15, 1995.

(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on June 23, 2000, and incorporated herein by reference.

(e)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on November 13, 2000, and incorporated herein by reference.

(f)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(g)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant for Item 601(B)(10) of Regulation S-K.

(b) There were no reports filed on Form 8-K during the fourth quarter of fiscal year 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ DONALD L. CIFFONE JR.
Donald L. Ciffone Jr. Chairman of the Board, Chief Executive Officer and President
Date: June 10, 2002

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

Signature	Title	Date

/s/ DONALD L. CIFFONE JR. (Donald L. Ciffone Jr.)	Chairman of the Board, Chief Executive Officer and President	June 10, 2002

/s/ RONALD W. GUIRE (Ronald W. Guire)	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)	June 10, 2002

/s/ RAIMON L. CONLISK (Raimon L. Conlisk)	Vice Chairman and Director	June 10, 2002

/s/ JAMES E. DYKES (James E. Dykes)	Director	June 10, 2002

/s/ FRANK P. CARRUBBA (Frank P. Carrubba)	Director	June 10, 2002

/s/ RICHARD PREVITE (Richard Previte)	Director	June 10, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Classification	Balance at Beginning of Year	Additions	Write-offs and Recoveries	Balance at end of Year
Year ended March 31, 2002: Allowance for doubtful accounts and sales returns	$1,664	$3,066	$3,132	$1,598
Year ended March 31, 2001: Allowance for doubtful accounts and sales returns	$1,869	$4,218	$4,421	$1,664
Year ended March 31, 2000: Allowance for doubtful accounts and sales returns	$2,047	$4,192	$4,370	$1,869