Form 10-Q
period 2002-06-30
EXAR CORP
filed 2002-08-09
CIK 753568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2002

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

(510) 668-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

As of June 30, 2002, 39,497,307 shares of Common Stock, par value $0.0001, were issued and outstanding, net of treasury shares.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	JUNE 30, 2002	MARCH 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$271,892	$317,429
Short-term marketable securities	70,733	30,246
Accounts receivable, net	4,349	3,411
Inventory	8,114	7,291
Prepaid expenses and other	2,565	1,814
Deferred income taxes, net	2,821	2,821

Total current assets	360,474	363,012

Property, plant and equipment, net	27,634	26,496
Long-term marketable securities	62,300	56,526
Other long-term investments	44,768	44,379
Deferred income taxes, net	12,571	12,571
Other non current assets	52	51

Total assets	$507,799	$503,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,946	$2,789
Accrued compensation and related benefits	3,443	3,108
Other accrued expenses	1,929	1,955
Income taxes payable	3,770	3,293

Total current liabilities	12,088	11,145

Long-term obligations	371	385

Total liabilities	12,459	11,530

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 39,497,307 and 39,368,239 shares outstanding	393,908	391,302
Accumulated other comprehensive income	240	115
Retained earnings	105,803	104,699
Treasury stock; 245,000 shares of common stock at cost	(4,611)	(4,611)

Total stockholders’ equity	495,340	491,505

Total liabilities and stockholders’ equity	$507,799	$503,035

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2002	2001
Net sales	$17,931	$12,360
Cost of sales	7,692	5,425

Gross profit	10,239	6,935

Operating expenses:
Research and development	5,683	5,449
Selling, general and administrative	4,935	4,632

Loss from operations	(379)	(3,146)

Other income, net:
Interest income, net	2,234	5,170
Realized gains on marketable securities	134	—
Loss on other long-term investments	(412)	—

Total other income, net	1,956	5,170

Income before income taxes	1,577	2,024
Provision for income taxes	473	749

Net income	$1,104	$1,275

Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

Shares used in computation of net income per share:
Basic	39,307	38,790

Diluted	41,921	42,094

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,104	$1,275
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	1,098	1,051
Loss on other long-term investments	412	—
Changes in operating assets and liabilities:
Provision for doubtful accounts	360	540
Accounts receivable	(1,298)	4,342
Inventory	(823)	205
Prepaid expenses and other	(752)	(336)
Accounts payable	157	(2,413)
Accrued compensation and related benefits	335	(4,556)
Other accrued expenses	(26)	(141)
Income taxes payable	449	326

Net cash provided by operating activities	1,016	293

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,236)	(307)
Purchases of short-term investments	(79,728)	(1,060)
Proceeds from maturities of short-term investments	39,389	3,124
Purchase of long-term marketable securities	(16,629)	(17,543)
Proceeds from maturities of long-term marketable securities	10,788	2,589
Other long-term investments	(801)	(1,644)

Net cash used in investing activities	(49,217)	(14,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term obligations	(14)	—
Proceeds from issuance of common stock	2,606	1,240

Net cash provided by financing activities	2,592	1,240

EFFECT OF EXCHANGE RATE CHANGES ON CASH	72	93

NET DECREASE IN CASH AND EQUIVALENTS	(45,537)	(13,215)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	317,429	389,522

CASH AND EQUIVALENTS AT END OF PERIOD	$271,892	$376,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$74	$44

See notes to condensed consolidated financial statements.

EXAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, analog and mixed-signal silicon solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard process technologies, Exar provides OEMs (original equipment manufacturers) with innovative, highly integrated ICs (integrated circuits) that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. Additionally, Exar offers ICs for both the serial communications and the video and imaging markets. Exar’s customers include Alcatel, Cisco, Hewlett-Packard, Lucent, Nokia and Tellabs. Exar’s Common Stock trades on The Nasdaq Stock Market, under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

Use of Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Exar and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation process.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Investments in Marketable Securities—The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. All investments with maturities in excess of ninety days but less than twelve months from the date of the balance sheet are considered short-term investments. Long-term investments, which primarily consist of government, bank and corporate obligations, have maturities in excess of one year from the date of the balance sheet. The Company accounts for its investments under provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Securities.” Short-term and long-term investments are held as securities available for sale and are carried at their market value based on quoted market prices as of the balance sheet date. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income,net. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except that those unrealized losses that are deemed to be other than temporary are reflected in income.

Inventory—Inventories are recorded at the lower of cost, determined on a first-in, first-out basis or market and consisted of the following:

	AT JUNE 30, 2002	AT MARCH 31, 2002
Work-in-process	$4,363	$3,804
Finished goods	3,751	3,487

Total	$8,114	$7,291

Property, Plant and Equipment—Property, plant and equipment is stated at cost. Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment consist of the following:

	AT JUNE 30, 2002	AT MARCH 31, 2002
Land	$6,584	$6,584
Building	13,492	13,485
Machinery and equipment	38,268	36,818
Construction-in-progress	962	183

	59,306	57,070
Accumulated depreciation and amortization	(31,672)	(30,574)

Total	$27,634	$26,496

Long-Lived Assets—Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all long-lived assets based on undiscounted cash flows on an annual basis at a minimum, and in addition, whenever events or changes indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Substantially, all of the Company’s property, plant, equipment and other long-term assets are located in the United States of America.

Income Taxes—The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Revenue Recognition—The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. The Company’s distributor agreements generally permit the return of up to 10% of a distributor’s purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any inventoried product. The Company records an allowance, at the time of shipment to the distributor, based on authorized and historical patterns of returns, price protection and other concessions.

Stock Based Compensation—The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Options granted to non-employees are accounted for at fair market value in accordance with SFAS 123.

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

Foreign Currency—The functional currency of each of the Company’s foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income, net. Foreign currency transaction losses were minimal for the three months ended June 30, 2002 and 2001.

The Company enters into foreign currency exchange contracts from time to time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company’s financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At June 30, 2002 and 2001, there were no such foreign currency exchange contracts outstanding.

Reclassifications—Certain amounts in the Company’s 2001 Condensed Consolidated Financial have been reclassified to conform to the 2002 presentation.

NOTE 2.    INDUSTRY AND SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly owned subsidiaries in Japan, the United Kingdom, and France. The Company’s principal markets include North America, Asia and Europe. Net sales by geographic area represent sales to unaffiliated customers.

	THREE MONTHS ENDED JUNE 30,
	2002	2001
	(in thousands)
Net sales:
United States	$11,781	$7,063
Japan and Asia	3,988	2,605
Western Europe	2,120	2,512
Export sales to rest of World	42	180

	$17,931	$12,360

	THREE MONTHS ENDED JUNE 30,
	2002	2001
	(in thousands)
Loss from operations:
United States	$(68)	$(2,768)
Japan	6	(112)
Western Europe	(317)	(266)

	$(379)	$(3,146)

NOTE 3.    NET INCOME PER SHARE

SFAS No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. A summary of the Company’s EPS for the three months ended June 30, 2002 and June 30, 2001 is as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED JUNE 30,
	2002	2001
Net income	$1,104	$1,275

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income per share	39,307	38,790
Dilutive effect of stock options	2,614	3,304

Shares used in computation of diluted net income per share	41,921	42,094

Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

Options to purchase 5,235,370 and 4,429,250 shares of common stock at prices ranging from $20.73 to $60.75 and $23.90 to $60.75 were outstanding as of June 30, 2002 and June 30, 2001, respectively, but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 4.    COMPREHENSIVE INCOME

For the three months ended June 30, 2002 and June 30, 2001, comprehensive income, which was comprised of the Company’s net income for the periods, net unrealized gain or loss on short-term and long-term marketable securities and changes in cumulative translation adjustments, is as follows:

	THREE MONTHS ENDED JUNE 30,
	2002	2001
	(in thousands)
Net income	$1,104	$1,275

Other comprehensive income:
Cumulative translation adjustments	43	5
Unrealized gain or loss on long-term investments	82	140

Total other comprehensive income	125	145

Comprehensive income	$1,229	$1,420

NOTE 5.    OTHER LONG-TERM INVESTMENTS

Exar became a limited partner in TechFarm Ventures (Q), L.P. in May of 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of TechFarm Ventures (Q), L.P., a Delaware Limited Partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the fund to approximately $3.8 million, or approximately 5% of the total fund’s committed capital. Additionally, the Company and TechFarm Ventures Management LLC agreed to change the Company’s status from a limited partner to that of an assignee having less rights and status than a limited partner. Because of these alterations, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002.

For the three months ended June 30, 2002, Exar recorded a charge against its earnings of $412,000, representing Exar’s portion of total losses in the fund and expenses for the current period. In fiscal year 2002, the Company recorded a $679,000 charge against its earnings for its proportionate share of the fund losses and expenses since the Company’s participation in the fund. At June 30, 2002, the investment amount represents Exar’s total contributed capital of $3.8 million net of the investment write-down of $1.0 million, or $2.9 million. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense in the Company’s consolidated income statements.

In July 2001, Exar invested $40.3 million, or 16% equity interest, in the Series C Preferred Stock round of financing for Internet Machines Corporation, a pre-revenue, privately-held company developing a family of highly-integrated communications ICs that will provide protocol-independent network processing and switch fabric solutions for high-speed optical, metro area network and Internet infrastructure equipment. At June 30, 2002, the investment of $40.3 million is reflected at cost on the Company’s balance sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense in the Company’s consolidated income statements.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P., a venture capital fund focused on investments in communications infrastructure companies. The investment allows the Company to align itself with potential strategic partners in emerging technology companies within the telecommunications and/or networking area. Exar is obligated to fund $5.0 million, which represents 5% of the total fund. As of June 30, 2002, the Company had funded $1.5 million of committed capital. The investment in the venture fund is reflected at cost on the Company’s balance sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s consolidated income statements.

NOTE 6.    LEGAL PROCEEDINGS

From time to time the Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently undeterminable, under current conditions, management does not expect that the ultimate costs to resolve these matters would have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS No. 146 will not have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statements amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraph 8 and 9 of SFAS No. 145 relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Company believes that its adoption has not had a significant impact on the Company’s Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “RISK FACTORS.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may”, “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include, without limitation, statements regarding (1) the Company’s net sales, (2) the Company’s gross margins, (3) the Company’s ability to control and/or reduce operating expenses, (4) the Company’s research and development efforts, (5) the successful acceptance by the market of the Company’s new products, (6) the Company’s ability to maintain positive operating cash flows to fund future operations, (7) the sufficiency of the Company’s capital resources, (8) the Company’s capital expenditures and (9) the general economic outlook.

Overview

Exar designs, develops and markets high-performance, high-bandwidth mixed-signal ICs for use in the worldwide communications infrastructure. The Company’s analog and digital design expertise, combined with its systems understanding, enables it to provide physical-interface and access control solutions for Access, MAN and WAN communications equipment. The Company currently offers ICs based on the T/E carrier and ATM transmission standards and has recently introduced three products based on the SONET/SDH transmission standards. In addition, the Company provides solutions for the serial communications market as well as the video and imaging markets

The Company’s customers include ADC Telecommunications, Inc., Alcatel Alsthom S.A, Calix Networks Inc., Cisco Systems, Inc., Digi International Inc., Hewlett-Packard Company, Logitech International S.A., Lucent Technologies, Inc., Marconi Communications Plc., NEC, Nokia Corporation, Plantronics, Inc. and Tellabs Inc. For the three months ended June 30, 2002, one customer, Hewlett-Packard, accounted for 23.8% of the Company’s total sales. No other customer accounted for more than 10% of the Company’s total sales during the three months ended June 30, 2002.

The Company markets its products in the Americas through independent sales representatives and non-exclusive distributors as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and the Asia/Pacific region by its wholly owned subsidiaries. The Company’s international sales represented 34.3% and 42.9% of net sales for the three months ended June 30, 2002 and 2001, respectively. These international sales consist primarily of export sales from the United States that are denominated in United States Dollars. Such international sales and operations expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency while its sales are denominated in United States Dollars. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge the operating results of its foreign subsidiaries against this currency exchange risk. Although foreign sales within certain countries or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

Significant Accounting Policies and Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company’s financial statements and accompanying disclosures, which are prepared in conformity with the accounting principles generally accepted in the United States, require that management use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period for which they are determined to be necessary.

Exar’s most critical accounting policies relate to: (1) net sales; (2) valuation of inventories; (3) income taxes; and (4) investments in non-public entities. These accounting policies, the basis for the underlying estimates and the potential impact on the Company’s consolidated financial statements, should any of the estimates prove to be inaccurate, are further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Management believes that the Company consistently applies these judgements and estimates and such consistent application fairly represents the Company’s financial statement and accompanying notes for all periods presented.

Financial Outlook for Fiscal Year 2003

While the Company anticipates that the current downturn in the communications equipment sector will continue into the second half of fiscal year 2003, the Company has experienced quarter-on-quarter revenue growth due primarily to the Company’s customers having reduced their inventory levels coupled with increased sales in the video and imaging products. The Company has continued to have its core technology products designed into several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is well-positioned to meet future demand as market conditions improve. However, if the Company’s assumptions prove to be inaccurate, the design wins fail to result in significant revenue or the Company continues to experience prolonged pressure on its bookings and backlog as a result of competition or declining market factors, the Company’s future results of operations may be negatively impacted.

The Company expects to grow revenue sequentially in the quarter ending September 30, 2002, the Company’s second quarter of fiscal 2003. However, due to continued poor visibility and expected delays in and/or continued reductions of capital spending and overall market and economic uncertainties, the Company expects that revenues will continue to be volatile and fluctuate as demand for the Company’s customers’ products changes and its customers’ corresponding inventory levels fluctuate.

The Company anticipates that interest income will continue to be under pressure as interest rates continue to be at historical lows. However, the Company intends to exchange some of its shorter-termed marketable investments for longer-termed marketable investments in its attempt to capitalize on higher yields offered by longer-termed securities. Additionally, the Company may consume cash throughout fiscal 2003 in excess of its receipt of cash, thereby decreasing the average cash balances available for earning interest.

Results of Operations

For the periods indicated, the following table sets forth certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	THREE MONTHS ENDED JUNE 30,
	2002	2001
Net sales	100.0%	100.0%
Cost of sales	42.9	43.9

Gross profit	57.1	56.1
Research and development	31.7	44.1
Selling, general and administrative	27.5	37.5

Operating loss	(2.1)	(25.5)
Other income, net	10.9	41.8

Income before income taxes	8.8	16.3
Income taxes	2.6	6.1

Net income	6.2%	10.2%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	THREE MONTHS ENDED JUNE 30,
	2002	2001
Communications	63.3%	67.1%
Video and Imaging	36.7	32.9

	100.0%	100.0%

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

Net sales

Net sales for the three months ended June 30, 2002 increased by 45.1% to $17.9 million, compared to $12.4 million for the three months ended June 30, 2001. The increase in net sales for the three months ended June 30, 2002 as compared to the prior year, which was at historical lows, was driven by a 49.9% increase of network and transmission product sales, a 32.1% increase of serial communication product sales, coupled with a 61.8% increase in video and imaging product sales. For the three months ended June 30, 2002, sales to Hewlett-Packard represented 23.8% of total net sales, resulting from the Company’s imaging products designed into Hewlett- Packard’s multifunctional peripheral products. The Company’s non-communications revenues have grown more rapidly in recent quarters than communications revenue. However, in the past few years, the majority of the Company’s engineering development has been devoted to new communications products. Therefore, although non-communications revenue is expected to grow in the near term, revenue from non-communications products will eventually decline. Accordingly, if communications revenue does not increase in the future, the Company’s financial condition and results of operations will likely be materially and adversely impacted.

The $5.6 million increase in net sales for the three months ended June 30, 2002 compared to the same period a year ago was the result of a 66.8% increase in sales to domestic customers and a 16.1% increase in sales to international customers.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test, quality assurance and product yields and the cost of personnel and equipment associated with manufacturing support. Gross profit as a percentage of net sales for the three months ended June 30, 2002 increased to approximately 57.1%, compared to 56.1% for the three months ended June 30, 2001. The increase in gross profit, as a percentage of net sales, was primarily the result of the Company’s ability to achieve manufacturing efficiencies resulting from the increased production volumes.

Due to the nature of the Company’s products, which are proprietary in nature, price changes have not had a material effect on net sales nor gross margins. However, the Company has experienced some price pressures related to design wins for new product, which typically take in excess of 12 months to generate significant revenue, thereby possibly affecting future net sales and gross margins. To date, inflation has not had a significant impact on the Company’s operating results.

Research and development

Research and development (“R&D”) costs consist primarily of the salaries and related expenses of engineering employees engaged in research, design and development activities, costs related to design tools, supplies and services and facilities expenses. R&D expenses for the three months ended June 30, 2002 were $5.7 million, or 31.7% of net sales, compared to $5.4 million, or 44.1% of net sales, for the three months ended June 30, 2001. The slight increase in R&D spending was due to the Company’s continued effort to provide the foundation for future growth through the development of new products, thus enabling the Company to expand into new markets and technologies. The increase in R&D spending for the three months ended June 30, 2002 was offset by various cost-control measures the Company initiated in fiscal 2002. Although the Company will continue to seek internal efficiencies, future R&D spending is expected to increase in absolute dollar amounts. The Company expects that R&D expenses as a percentage of net sales will continue to fluctuate in the future resulting from the timing of expenditures and changes in the level of its net sales.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, and facilities expenses. SG&A expenses for the three months ended June 30, 2002 were $4.9 million, or 27.5% of net sales, compared to $4.6 million, or 37.5% of net sales, for the three months ended June 30, 2001. The increase in SG&A spending in absolute dollars was primarily the result of increased sales commissions stemming from the increase in net sales. In the short term, many of the SG&A expenses are fixed, which results in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease. However, it is possible that future SG&A expenses will increase in absolute dollars as a result of possible future expansion of the Company’s infrastructure to support increased headcount, potential acquisition and integration activities, and general expansion of the Company’s operations. The Company continues to assess its cost structure and other programs to improve operational efficiencies.

Other income, net

Other income, net, primarily consists of interest income, realized gains on marketable securities, and losses resulting from other investments. For the three months ended June 30, 2002, other income, net, decreased by 62.2% to $2.0, as compared to $5.2 million for the three months ended June 30, 2001. Contributing to this decrease was a decrease in interest income of approximately $3.0 million due to interest rate cuts experienced throughout the latter part of fiscal 2001 through 2002 and into the current period coupled with a decrease of total cash of $27.7 million to $404.9 million at June 30, 2002 from $432.6 million at June 30, 2001. The Company expects that its interest income will continue to be adversely affected from the result of current economic conditions and continued downward pressure on interest rates.

The Company recorded losses of $412,000 on its investment in TechFarm Ventures (Q), L.P. resulting from losses incurred by the fund. Partially offsetting this loss were realized gains of $134,000 on the sale of marketable equity securities.

Provision for income taxes

The effective tax rate for the three months ended June 30, 2002 was 30.0%, compared to the federal statutory rate of 35%. The difference is due primarily to the use of income tax credits, offset in part by state income taxes. The effective tax rate for the three months ended June 30, 2001 was approximately 37.1% compared to the federal statutory rate of 35.0%.

Liquidity and Capital Resources

The Company does not have any off balance-sheet arrangements, investments in special purpose entities (or “SPE’s”) or undisclosed borrowings or debt. Additionally, the Company has not entered into any derivative contracts, nor does it have any synthetic leases. The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. At June 30, 2002, the Company had no foreign currency contracts outstanding.

Cash, cash equivalents and short-term investments decreased to $342.6 million at June 30, 2002 from $347.7 million at March 31, 2002. The slight decrease was due to the purchases of long-term marketable securities as the Company seeks opportunities to increase interest income.

The Company generated additional cash of $1.0 million during the three months ended June 30, 2002 from operating activities. The increase is primarily due to net income of $1.1 million. Non-cash charges of approximately $1.9 million were offset by increases in accounts receivable and inventories related to the increased sales volume.

During the three months ended June 30, 2002, the Company’s investing activities included the maturity and reinvestment of both short-term and long-term marketable securities, with purchases in excess of proceeds from sales or maturities of $46.2 million. Purchases of manufacturing test equipment, computer equipment, software and hardware used for product development equipment and software, net of normal depreciation of $1.1 million, amounted to $2.2 million for the three months ended June 30, 2002. Included in the investing activities was a $779,000 progress payment for the co-generator project that the Company has undertaken for the future generation of its own electricity requirements at their Fremont Headquarters, resulting in an anticipated annual savings of 20%, or $220,000 from its current power expense. The Company expects that the total project costs, net of approximately $900,000 refund to be issued by the California Energy Commission, will be approximately $2.8, of which $779,000 has been funded as of June 30, 2002. The project, including installation, is expected to be completed and running by January 2003.

As of June 30, 2002, the Company had funded $1.5 million of its $5.0 capital commitment and is obligated to fund an additional $3.5 million in Skypoint Telecom Fund II (US), L.P. The Company may need to use its existing cash and investments to fund this commitment.

Effective May 31, 2002, in connection with the amendment to the partnership agreement, the Company and TechFarm Ventures Management LLC agreed to, among other matters, reduce the Company’s equity investment in the fund to $3.8 million, or approximately 5% of the fund’s total committed capital. As of June 1, 2002, the Company had satisfied its capital contribution obligation through the final capital contribution payment of $801,517.

During the three months ended June 30, 2002, the Company received $2.6 million from the issuance of 374,068 shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of common stock shares under the Company’s employee stock purchase plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock, of which $4.6 million was acquired in fiscal 2001. Although the Company did not repurchase any of its outstanding shares during the three months ended June 30, 2002, the Company may utilize this program in the future, which would reduce cash, cash equivalents and investments in marketable securities available to fund future operations and meet all other liquidity requirements.

The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. As of June 30, 2002 the Company had approximately $6.7 million of outstanding purchase commitments with several suppliers for the purchase of wafers, capital equipment (including the co-generation project) and various service contracts, of which $884,000 is expected to be refunded to the Company from the California Energy Commission. The Company expects to receive and pay for the wafers and capital equipment within the next six months and pay for its various service contracts over the next twelve months from its existing cash balances.

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

RISK FACTORS

The Company is subject to a number of risks. Some of these risks are endemic to the fabless semiconductor industry and are the same or similar to those disclosed in the Company’s previous SEC filings, and some risks may arise in the future. You should carefully consider all of these risks and the other information in this Report before investing in the Company. The fact that certain risks are endemic to the industry does not lessen the significance of these risks.

As a result of these risks, the Company’s business, financial condition or operating results could be materially, adversely affected. This could cause the trading price of the Company’s common stock to decline, and stockholders may lose some or all of their investment.

SLOWDOWN AND UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMY MAY CONTINUE TO ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending continue to have a negative impact on the U.S. and world economy. Many of the Company’s customers have experienced a slowdown in demand for their products as a result of continued uncertainty regarding future capital spending by the telecommunications service providers. In turn, this uncertainty in capital spending derived from weak operating results of these service providers, which have hindered their ability to obtain additional capital from the public markets in order to continue to build their networks. These service providers continue to face significant financial challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. These challenges have been exacerbated by the recent disclosure of several accounting irregularities by communications service providers and other large public companies. If the Company’s customers delay or cancel their orders of the Company’s products, the Company’s revenues may be negatively impacted, which could materially and adversely impact the Company’s business, financial condition and results of operations.

Additionally, such delays and cancellations by the Company’s customers may result in the Company carrying inventory in excess of foreseeable market demand, which may result in the Company incurring additional expenses for obsolete and excess inventory, thereby negatively impacting the Company’s business, financial condition and results of operations.

The extent and severity of this economic downturn have made it difficult for the Company to predict when and if demand for its products will increase. The Company does not know when or how quickly its customers will deplete their current inventories of the Company’s products and, therefore, the Company cannot predict when these customers will need to replace their inventories with new products. As a result, the Company expects that revenues will continue to fluctuate in the future, which could materially and adversely impact the Company’s business, financial condition and results of operations.

IF THE CURRENT ECONOMIC DOWNTURN CONTINUES, THE COMPANY MAY NEED TO INCREASE ITS INVENTORY RESERVES OR WRITE-DOWN THE VALUE OF ITS INVENTORY, WHICH COULD HARM THE COMPANY’S RESULTS OF OPERATIONS.

The industry-wide reduction in capital spending and the resulting significant decrease in demand for the Company’s products experienced in fiscal 2002 and through the three months ended June 30, 2002 resulted in increases in the Company’s inventory. If the current decrease in demand for the Company’s products continues, the Company may increase its inventory reserves or incur additional expenses related to the write-down of such inventory.

THE COMPANY’S OPERATING RESULTS MAY VARY SIGNIFICANTLY BECAUSE OF THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, AND SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY’S COMMON STOCK.

The Company competes in the networking industry within the semiconductor space, both of which are cyclical markets subject to rapid technological change. During the second half of the fiscal year ended March 31, 2001 through the current quarter ended June 30, 2002, the networking and semiconductor industries experienced significant downturns characterized by diminished product demand, accelerated decreases in prices and excess production capacity. Should the current economic downturn in the networking and semiconductor industries continue or worsen or even if these industries simply fail to recover fully from the downturn, the Company’s business, financial condition or results of operations could be materially and adversely impacted, which could harm the Company’s stock price.

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

The Company’s non-communications revenues have grown more rapidly in recent quarters than communications revenue. However, in the past few years, the majority of the Company’s engineering development has been devoted to new communications products. Therefore, although non-communications revenue is expected to grow in the near term, revenue from non-communications products will eventually decline. Accordingly, if communications revenue does not increase in the future, the Company’s financial condition and results of operations will likely be materially and adversely impacted.

Therefore, the Company is continuing to focus its research and sales resources on the communications IC market. Given the Company’s increasing dependence on the communications IC market to support its revenue growth, the Company must continue to generate additional sales from this market, either by taking market share from competitors or by maintaining market share but growing absolute sales. If the Company is not able to generate additional revenue in the communications IC market, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

THE COMPANY’S OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s margins and operating results fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual results, many of which are difficult or impossible to control or predict, are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	shortened order-to-shipment time imposed by customers contrasted with long lead times to obtain inventories and materials needed by the Company from its foundries and suppliers;

•	fluctuations in the timing of a customer’s quantity requested for product shipments;

•	fluctuations in the manufacturing output, yields and inventory levels of the Company’s suppliers;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to introduce new products on a timely basis;

•	the announcement or introduction of products by the Company’s competitors;

•	the availability of third-party foundry, assembly and test capacity and raw materials;

•	erosion of average selling prices as a product matures coupled with the inability to sell more new products with higher average selling prices, resulting in lower margins;

•	competitive pressures on selling prices, product availability or new technologies;

•	the amount and timing of costs associated with product warranties and returns;

•	the amount and timing of investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	changes in customer concentration or requirements within certain market segments;

•	changes in the Company’s customers’ end users concentration and/or requirements;

•	loss of one or more current customers or a disruption in the sales or distribution channels;

•	costs associated with acquisitions and the integration of acquired operations;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	general conditions in the economy, terrorist acts or acts of war and conditions in the communications and semiconductor industries;

•	changes in capital spending by the telecommunications service providers;

•	build-up of customer and/or channel inventory; and/or

•	fluctuations in interest rates.

THE COMPANY’S MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE. THEREFORE, IF THE COMPANY IS NOT ABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS SUCCESSFULLY, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

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

In addition, products for communications applications are based on continually evolving industry standards. The Company’s ability to compete will depend on its ability to identify and ensure compliance with these industry standards. As a result, the Company could be required to invest significant time and effort and to incur significant expense redesigning its products to ensure compliance with industry standards.

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

In addition, the Company’s competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower-cost or higher-performance alternatives to the Company’s products. The introduction of new products by the Company’s competitors or customers could render the Company’s existing and future products obsolete or unmarketable. In addition, the Company’s competitors and customers may introduce products that integrate the functions performed by the Company’s ICs on a single IC, thus eliminating the need for the Company’s products.

Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various markets in which it competes. Competitors with respect to the Company’s communications products include Conexant Systems Inc., PMC-Sierra, Inc., TranSwitch Corporation, Applied Micro Circuits Corporation, and Vitesse Semiconductor Corporation. Competitors in the Company’s other markets include Analog Devices Inc., Philips Electronics and Texas Instruments, Inc. Many of the Company’s competitors have greater financial, technical and management resources than the Company. Some of these competitors may be able to sell their products at prices below which it would be profitable for the Company to sell its products.

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

In the future, the Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business. Competition for skilled employees having unique technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Likewise, with respect to the Company’s management, the Company’s anticipated future growth is expected to continue to place more demands on management resources and will, therefore, likely require the addition of new management personnel as well as the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key design engineers, technical, sales, marketing and management personnel could harm the Company’s business, financial condition and results of operations.

THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES TO MANUFACTURE ITS ICs; ANY DISRUPTION IN OR LOSS OF THE COMPANY’S FOUNDRIES’ CAPACITY TO MANUFACTURE ITS PRODUCTS COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company does not own or operate a semiconductor fabrication facility. Most of its products are based on CMOS processes. Although two foundries manufacture its products based on CMOS processes, a substantial majority are manufactured at a single foundry. The Company does not have long-term wafer supply agreements with its CMOS foundries that would guarantee wafer or product quantities, prices, and delivery or lead times. Rather, the CMOS foundries manufacture the Company’s products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements. However, the ability of each foundry to provide wafers to the Company is limited by the foundry’s available capacity. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company’s reliance on third-party foundries include:

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

•
a manufacturing disruption experienced by one or more of the Company’s foundries or sudden reduction or elimination of any existing source or sources of semiconductor devices, which might include the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s foundries;

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

The Company depends on independent subcontractors for the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following significant risks:

•	the Company’s reduced control over manufacturing yields, delivery schedules and product quality;

•	the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s subcontractors;

•	acts of terrorism, which could disrupt the Company’s supply;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	maintaining an adequate supply of assembly or test services;

•	potential increases in assembly and test prices; and/or

•	potential misappropriation of the Company’s intellectual property by the Company’s subcontractors.

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

International sales accounted for 34.3% of net sales for three months ended June 30, 2002. International sales will likely continue to account for a portion of the Company’s revenues, which would subject the Company to the following risks:

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

The Company sells many of its products through two non-exclusive domestic distributors and numerous sales representatives. The Company’s distributors and sales representatives could reduce or discontinue sales of the Company’s products. They may not devote the resources necessary to sell the Company’s products in the volumes and within the time-frames that it expects. In addition, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives depend substantially on general economic semiconductor industry conditions. The Company believes that its success will continue to depend on these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell the Company’s products, the Company’s business, financial condition and results of operations could be harmed.

BECAUSE THE COMPANY’S COMMUNICATIONS ICs TYPICALLY HAVE LENGTHY SALES CYCLES, THE COMPANY MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF SALES REVENUE.

Due to the communications IC product cycle, historically it has taken the Company more than eighteen months to realize volume shipments after it first contacts a customer. The Company first works with customers to achieve a design win, which may take nine months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

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

Additionally, some of the Company’s design wins are from privately-held, early stage companies, thus increasing the risk that certain of the Company’s design wins will not translate into future revenue because such early stage customers may no longer exist by the time the Company’s products are ready to ship. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 18 months. If the Company fails to convert a significant portion of its design wins into actual sales with recognizable revenue, the Company’s revenue will be lower than its forecasts, which could materially and adversely impact the Company’s business, financial condition and results of operations.

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

THE COMPANY HAS IN THE PAST AND MAY IN THE FUTURE MAKE ACQUISITIONS AND SIGNIFICANT STRATEGIC EQUITY INVESTMENTS, WHICH MAY INVOLVE A NUMBER OF RISKS; IF THE COMPANY IS UNABLE TO ADDRESS THESE RISKS SUCCESSFULLY, SUCH ACQUISITIONS AND INVESTMENTS COULD HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with acquisitions include, among others:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	amortization of acquired intangible assets;

•	the possibility that the Company may not receive a favorable return on its investment, the original investment may become impaired, and/or incur losses from these investments;

•	dissatisfaction or performance problems with an acquired company;

•	the cost associated with acquisitions and the integration of acquired operations; and/or

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

The risks involved with key strategic equity investments include, among others:

•	diversion of management’s attention;

•	possible litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

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

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patents and other intellectual property rights. If a third party were successful in proving that the Company’s technology infringes some party’s proprietary rights, the Company could be required to pay substantial damages. If it were proven that the Company willfully infringed on a third party’s proprietary rights, the Company could be held liable for damages. The Company could also be subject to equitable remedies, including injunctions limiting or prohibiting the sale of its products. If the Company were required to pay damages or otherwise became subject to such equitable remedies, its business, financial condition and results of operations would suffer. Similarly, if the Company were required to pay license fees to third parties based on a successful infringement claim brought against it, such fees could exceed the Company’s revenue.

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

If a third party were to prove that the Company’s technology infringed a third party’s intellectual property rights, the Company could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of the Company’s products. If the Company were required to pay such license fees whenever it sold its products, such fees could exceed the Company’s revenue. In addition, if it were proven that the Company willfully infringed on a third party’s proprietary rights, the Company could be held liable for three times the amount of the damages that the Company would otherwise have to pay. Such intellectual property litigation could also require the Company to:

•	stop selling, incorporating or using its products that use the infringed intellectual property;

•	obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, if at all; and

•	redesign the Company’s products so as not to use the infringed intellectual property, which may not be technically or commercially feasible.

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

THE COMPANY RELIES ON CONTINUOUS POWER SUPPLY TO CONDUCT ITS OPERATIONS.

The Company relies on a continuous power supply to conduct its business from its headquarters located in California. In the past, California has experienced energy shortages, which resulted in rolling blackouts throughout the state. The state of Califrnia may experience such energy shortages in the future. If California were to experience another energy shortage, the additional rolling blackouts that could result from these shortages could disrupt the Company’s operations, research and development and other critical functions. Such disruption in power supply may temporarily suspend operations in its headquarters. This disruption could impede the Company’s ability to continue operations, which could delay the introduction of new products, hinder the Company’s sales efforts, impede the Company’s ability to retain existing customers and to obtain new customers, which could have a negative impact on the Company and its results of operations. However, the Company has mitigated this risk through its co-generator project, whereby the Company will produce all of its own power needs for its Fremont Headquarters. See Liquidity and Capital Resources for additional discussion on this topic.

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

In addition, in recent years the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations may harm the market price of the Company’s common stock.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations.    The Company is exposed to foreign currency fluctuations primarily through its foreign operations. This exposure is the result of foreign operating expenses that are denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, the Company will enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts which are currently available under its bank lines of credit. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three months ended June 30, 2002, the Company did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2002, short-term marketable investments consisted of auction rate securities, government and corporate securities of $70.7 million, and long-term marketable investments consisted of government and corporate securities of $62.3 million. At June 30, 2002, the fair market value was greater than the underlying cost of such investments by $136,000.

The Company’s net income is dependent on interest income and realized gains from the sale of marketable investments, amongst other factors. If interest rates continue to decline or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits filed with the current Report on Form 10-Q for the three months ended June 30, 2002 are as follows:

Exhibit #	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)    The Company did not file Current Reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

/s/ DONALD L. CIFFONE JR. (Donald L. Ciffone Jr.)	Chairman of the Board, Chief Executive Officer and President	August 5, 2002

/s/ RONALD W. GUIRE (Ronald W. Guire)	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)	August 5, 2002