Form 10-Q
period 2002-09-30
EXAR CORP
filed 2002-11-13
CIK 753568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

As of October 31, 2002, 39,756,608 shares of Common Stock, par value $0.0001, were issued and outstanding, net of 245,000 treasury shares.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	SEPTEMBER 30, 2002	MARCH 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$244,174	$317,429
Short-term marketable securities	66,308	30,246
Accounts receivable, net	4,826	3,411
Inventories	5,200	7,291
Prepaid expenses and other	3,403	1,814
Deferred income taxes, net	2,821	2,821

Total current assets	326,732	363,012

Property, plant and equipment, net	27,023	26,496
Long-term marketable securities	99,195	56,526
Other long-term investments	8,584	44,379
Deferred income taxes, net	12,571	12,571
Other non current assets	49	51

Total assets	$474,154	$503,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,657	$2,789
Accrued compensation and related benefits	3,048	3,108
Other accrued expenses	1,937	1,955
Income taxes payable	4,043	3,293

Total current liabilities	11,685	11,145

Long-term obligations	351	385

Total liabilities	12,036	11,530

Stockholders’ equity
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 39,952,083 and 39,368,239 shares outstanding	395,779	391,302
Accumulated other comprehensive income	466	115
Retained earnings	70,484	104,699
Treasury stock; 245,000 shares of common stock at cost	(4,611)	(4,611)

Total stockholders’ equity	462,118	491,505

Total liabilities and stockholders’ equity	$474,154	$503,035

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net sales	$19,001	$13,138	$36,932	$25,498
Cost of sales	10,592	5,714	18,284	11,139

Gross profit	8,409	7,424	18,648	14,359

Operating expenses:
Research and development	5,715	5,234	11,398	10,683
Selling, general and administrative	4,928	4,423	9,863	9,055

Loss from operations	(2,234)	(2,233)	(2,613)	(5,379)

Other income, net
Interest income and other, net	2,412	4,064	4,780	9,234
Loss on other long-term investments	(35,474)	—	(35,886)	—

Total other income, net	(33,062)	4,064	(31,106)	9,234

Income (loss) before income taxes	(35,296)	1,831	(33,719)	3,855
Provision for income taxes	23	408	496	1,157

Net income (loss)	$(35,319)	$1,423	$(34,215)	$2,698

Basic earnings (loss) per share	$(0.89)	$0.04	$(0.87)	$0.07

Diluted earnings (loss) per share	$(0.89)	$0.03	$(0.87)	$0.06

Shares used in computation of net income (loss) per share:
Basic	39,602	38,873	39,455	38,831

Diluted	39,602	41,833	39,455	41,963

See notes to condensed consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,215)	$2,698
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	2,224	2,073
Inventory write-off	2,311	—
Loss on other long-term investments	35,886	—
Provision for doubtful accounts	810	480
Changes in operating assets and liabilities:
Accounts receivable	(2,225)	6,862
Inventories	(220)	1,443
Prepaid expenses and other	(1,587)	(273)
Accounts payable	(132)	(2,313)
Accrued compensation and related benefits	(60)	(5,622)
Other accrued expenses	(52)	(232)
Income taxes payable	335	1,002

Net cash provided by operating activities	3,075	6,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,751)	(712)
Purchases of short-term marketable securities	(63,623)	(15,480)
Proceeds from maturities of short-term marketable securities	27,820	4,904
Purchases of long-term marketable securities	(64,854)	(22,248)
Proceeds from maturities of long-term marketable securities	22,518	8,163
Purchases of other long-term investments	(91)	(43,767)

Net cash used in investing activities	(80,981)	(69,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,477	1,966

Net cash provided by financing activities	4,477	1,966

EFFECT OF EXCHANGE RATE CHANGES ON CASH	174	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,255)	(61,060)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	317,429	389,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244,174	$328,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$165	$125

See notes to condensed consolidated financial statements.

EXAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, analog and mixed-signal silicon solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard process technologies, Exar provides OEMs (original equipment manufacturers) with innovative, highly integrated circuits (ICs) that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. Additionally, Exar offers ICs for both the serial communications and the video and imaging markets. Exar’s customers include Alcatel, Cisco Systems, Inc., Hewlett-Packard Company, Logitech International S.A., and Tellabs Inc. Exar’s Common Stock trades on The Nasdaq Stock Market under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

Use of Management Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Basis of Presentation — The accompanying consolidated financial statements include the accounts of Exar and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation process.

Cash Equivalents — The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Investments in Marketable Securities — All investments with maturities in excess of ninety days but less than twelve months from the date of the balance sheet are considered short-term marketable securities. Long-term marketable securities, which primarily consist of government, bank and corporate obligations, have maturities in excess of one year from the date of the balance sheet. Short-term and long-term marketable securities are held as securities available for sale and are carried at their market value based on quoted market prices as of the balance sheet date. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Other income, net. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except that those unrealized losses that are deemed to be other than temporary are reflected in other income.

Inventories — Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis and consist of the following (in thousands):

	AT SEPTEMBER 30, 2002	AT MARCH 31, 2002
Work-in-process	$2,535	$3,804
Finished goods	2,665	3,487

Total	$5,200	$7,291

During the three months ended September 30, 2002, the Company recorded a charge of $2.3 million to write-off inventory determined to be in excess of anticipated demand forecast for the Company’s products, resulting from the current slow-down in the communications markets as indicated by the cancellation of orders for the Company’s products experienced in the quarter.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment consist of the following (in thousands):

	AT SEPTEMBER 30, 2002	AT MARCH 31, 2002
Land	$6,584	$6,584
Building	13,492	13,485
Machinery and equipment	38,610	36,818
Construction-in-progress	1,135	183

	59,821	57,070
Accumulated depreciation and amortization	(32,798)	(30,574)

Total	$27,023	$26,496

Long-Lived Assets — Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all long-lived assets based on undiscounted cash flows on an annual basis at a minimum, and in addition, whenever events or changes indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Substantially all of the Company’s property, plant and equipment and other long-term assets are located in the United States of America.

Income Taxes — The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Revenue Recognition — The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. The Company’s distributor agreements generally permit the return of up to 10% of a distributor’s purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any inventoried product. The Company records an allowance, at the time of shipment to the distributor, based on authorized and historical patterns of returns, price protection and other concessions.

Stock Based Compensation — The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Options granted to non-employees are accounted for at fair market value in accordance with SFAS 123.

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

Foreign Currency — The functional currency of each of the Company’s foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in Other income, net. Foreign currency transaction losses were minimal for the three and six months ended September 30, 2002 and 2001.

The Company enters into foreign currency exchange contracts from time to time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company’s financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At September 30, 2002 and 2001, there were no such foreign currency exchange contracts outstanding.

Reclassifications — Certain amounts in the Company’s 2001 Condensed Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

NOTE 2.    INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging products. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom, and France. The Company’s principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers. Substantially all of the Company’s long-lived assets are located in the United States.

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net sales:
United States	$12,472	$8,074	$24,253	$15,137
Asia/Japan	4,858	3,009	8,846	5,614
Europe	1,671	2,055	3,833	4,747

	$19,001	$13,138	$36,932	$25,498

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Loss from operations:
United States	$(1,766)	$(2,002)	$(1,715)	$(4,889)
Asia/Japan	(107)	(9)	(214)	(1)
Europe	(361)	(222)	(684)	(489)

	$(2,234)	$(2,233)	$(2,613)	$(5,379)

NOTE 3.    EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

As a result of the net loss for the three month and six month periods ended September 30, 2002, approximately 2,090,168 and 2,352,000 of potentially dilutive shares of common stock have not been included in the calculation of diluted loss per share for the periods presented because to do so would have been anti-dilutive.

Options to purchase 4,555,646 shares of common stock at prices ranging from $21.46 to $60.75 were outstanding as of September 30, 2001 but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

A summary of the Company’s EPS for the three and six months ended September 30, 2002 and September 30, 2001 is as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net income (loss)	$(35,319)	$1,423	$(34,215)	$2,698

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	39,602	38,873	39,455	38,831
Dilutive effect of stock options	—	2,960	—	3,132

Shares used in computation of diluted net income (loss) per share	39,602	41,833	39,455	41,963

Basic earnings (loss) per share	$(0.89)	$0.04	$(0.87)	$0.07

Diluted earnings (loss) per share	$(0.89)	$0.03	$(0.87)	$0.06

NOTE 4.    COMPREHENSIVE INCOME

A summary of comprehensive income is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net income (loss)	$(35,319)	$1,423	$(34,215)	$2,698

Other comprehensive income:
Cumulative translation adjustments	(3)	65	40	70
Unrealized gain, net on marketable securities	229	304	311	444

Comprehensive income (loss)	$(35,093)	$1,792	$(33,864)	$3,212

NOTE 5.    OTHER LONG-TERM INVESTMENTS

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in Internet Machines Corporation. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded against its earnings a one-time asset impairment charge of $35.3 million, reducing its equity investment from $40.3 million to $5.0 million. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize additional impairment to the asset, resulting in additional expense in the Company’s consolidated income statements.

Exar became a limited partner in TechFarm Ventures (Q), L.P. in May of 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of TechFarm Ventures (Q), L.P., a Delaware Limited Partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the fund’s total committed capital. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company has fulfilled its capital contribution commitment and thus no additional funding is expected to be required.

For the three months and six months ended September 30, 2002, Exar recorded a charge against its earnings of $101,000 and $513,000, respectively, representing Exar’s portion of total losses in the fund and expenses for the current period. In fiscal year 2002, the Company recorded a $679,000 charge against its earnings for its proportionate share of the fund losses and expenses. At September 30, 2002, the investment amount represents Exar’s total contributed capital of $4.0 million less an investment write-down of $1.2 million, netting to $2.8 million. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize an impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statement of Income.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P., a venture capital fund focused on investments in communications infrastructure companies. The investment allows the Company to align itself with potential strategic partners in emerging technology companies within the telecommunications and/or networking industry. Exar is obligated to fund $5.0 million, which represents 5% of the fund’s total capital commitments. Of the $5.0 million obligation, Exar had funded $750,000 as of September 30, 2002, after taking into account the return to the Company of $750,000 of funded capital in the three months ended September 30, 2002. The investment in the venture fund is reflected at cost on the Company’s Condensed Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s consolidated income statements.

NOTE 6.    RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS No. 146 will not have a material impact on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may”, “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Report include, among others, statements regarding (1) the Company’s net sales, (2) the Company’s gross margins, (3) the Company’s ability to control and/or reduce operating expenses, (4) the Company’s research and development efforts, (5) acceptance by the market of the Company’s new products, (6) the Company’s ability to maintain positive operating cash flows to fund future operations, (7) the sufficiency of the Company’s capital resources, (8) the Company’s capital expenditures and (9) the general economic outlook.

Overview

Exar designs, develops and markets high-performance, analog and mixed-signal silicon solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard CMOS process technologies, Exar provides OEMs innovative, highly integrated ICs that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. Additionally, Exar offers ICs for both the serial communications and the video and imaging markets.

The Company’s customers include Alcatel, Cisco Systems, Inc., Hewlett-Packard Company, Logitech International S.A., and Tellabs Inc. For the three months and six months ended September 30, 2002, one customer, Hewlett-Packard, accounted for 39.8% and 31.9%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales during the three months and six months ended September 30, 2002.

The Company markets its products in the Americas through independent sales representatives and non-exclusive distributors as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and the Asia/Japan region by its wholly owned subsidiaries and individual sales representatives. The Company’s international sales represented 34.4% and 38.5% of net sales for the three months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002 and 2001, the Company’s international sales represented 34.3% and 40.6%, respectively of net sales. These international sales consist primarily of export sales from the United States that are denominated in United States Dollars. Such international sales and operations expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency while its sales are denominated in United States Dollars. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge the operating results of its foreign subsidiaries against this currency exchange risk. Although foreign sales within certain countries and/or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described in “Risk Factors.”

Significant Accounting Policies and Use of Estimates

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

Exar’s most critical accounting policies relate to: (1) net sales; (2) valuation of inventories; (3) income taxes; and (4) investments in non-public entities. Should any of the estimates imbedded within the Company’s accounting policies prove to be inaccurate, the Company’s Condensed Consolidated Financial Statements could be negatively impacted. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Management believes that the Company consistently applies these judgments and estimates, and such consistent application fairly represents the Company’s Condensed Consolidated Financial Statements and accompanying notes for all periods presented.

Financial Outlook

Communication carriers have indicated further reductions in their estimated capital expenditures into calendar year 2003. This, in turn, continues to put downward pressure on demand for Exar’s customers’ equipment. As a consequence, Exar continues to have limited visibility in the industry which it operates in. Over the past several quarters, Exar experienced quarter-on-quarter revenue growth due primarily to the Company’s increased sales of its video and imaging products. The Company anticipates a decline in its video and imaging sales over the next several quarters as a result of Hewlett-Packard’s product transitions, seasonality and a competing source that will supply to Hewlett-Packard. In order to align its expenses with anticipated revenue in the current business environment, Exar implemented an approximate 10% work force reduction on October 21, 2002. The financial benefit from this reduction is expected to be realized in the March 2003 quarter. The Company has continued to have its communication products designed into several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is positioned to meet future demand as market conditions improve. However, if the Company’s assumptions prove to be inaccurate, the design wins fail to result in significant revenue or the Company continues to experience prolonged pressure on its bookings and backlog as a result of competition or unfavorable market conditions, the Company’s future results of operations may be negatively impacted.

The Company anticipates that interest income will continue to be under pressure as interest rates remain at historical lows. However, the Company plans to continue exchanging some of its shorter-termed marketable securities for longer-termed marketable securities in its attempt to capitalize on higher yields offered by longer-termed securities. Additionally, the Company may consume cash throughout fiscal 2003 in excess of its receipt of cash, thereby decreasing the average cash balances available for earning interest.

Results of Operations

For the periods indicated, the following table sets forth certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.7	43.5	49.5	43.7

Gross profit	44.3	56.5	50.5	56.3

Operating expenses:
Research and development	30.1	39.8	30.9	41.9
Selling, general and administrative	25.9	33.7	26.7	35.5

Loss from operations	(11.7)	(17.0)	(7.1)	(21.1)

Other income, net
Interest income and other, net	12.7	30.9	12.9	36.2
Loss on other long-term investments	(186.7)	—	(97.2)	—

Total other income, net	(174.0)	30.9	(84.3)	36.2

Income (loss) before income taxes	(185.7)	13.9	(91.4)	15.1
Provision for income taxes	0.1	3.1	1.3	4.5

Net income (loss)	(185.8)%	10.8%	(92.7)%	10.6%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Communications	45.7%	73.3%	54.2%	70.3%
Video and Imaging	48.0	19.2	38.6	20.8
Other	6.3	7.5	7.2	8.9

	100.0%	100.0%	100.0%	100.0%

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

Net sales

Net sales for the three months ended September 30, 2002 increased to $19.0 million, increasing 44.6% when compared to $13.1 million for the three months ended September 30, 2001. The increase in net sales for the three months ended September 30, 2002 as compared to the prior year, was driven by a 262.3% increase in video and imaging product sales, offset by a decrease of 9.9% in communications. Also contributing to the increase in sales for the three months ended September 30, 2002 over the same period last year, was an increase in other product revenue sales of 20.7% associated with last-time buy programs. For the three months ended September 30, 2002, sales to Hewlett-Packard represented 39.8% of net sales, resulting from the Company’s imaging products shipped to support Hewlett-Packard’s multifunctional peripheral products.

The Company’s non-communications revenue has grown more rapidly in recent quarters than communications revenue despite the Company’s commitment of engineering development resources to new communications products. However, the Company expects that non-communications revenue will decline significantly in the near term due to an anticipated decline in imaging revenue as a result of Hewlett-Packard’s product transitions, seasonality and a competing source that will supply to Hewlett-Packard. Although the Company anticipates a modest increase in communication revenue, it is not expected to offset the estimated decline in video and imaging revenue. If communications revenue does not increase in the near future to offset such expected decline, the Company’s financial condition and results of operations will likely be materially and adversely impacted.

For the three months ended September 30, 2002, U.S. sales increased 54.5% and sales to Europe and Asia/Japan increased 28.9% over the same period a year ago.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test, quality assurance and product yields and the cost of personnel and equipment associated with manufacturing support and charges for excess inventory.

Resulting from the current slow-down in the communications markets as indicated by the cancellation of orders for the Company’s products experienced in the quarter ended September 30, 2002, the Company recorded a $2.3 million write-off of inventory determined to be in excess of anticipated demand forecast for the Company’s products.

Gross profit as a percentage of net sales for the three months ended September 30, 2002, including the inventory write-off of $2.3 million was 44.3% compared to 56.5% for the three months ended September 30, 2001. Gross profit for the three months ended September 30, 2002, excluding the inventory write-off of $2.3 million, was 56.4%. The increase in gross profit, as a percentage of net sales, excluding the inventory write-off of $2.3 million, was primarily the result of the Company’s ability to achieve manufacturing efficiencies resulting from increased production volumes. Such efficiencies were modestly offset by the increase in video and imaging product sales which products typically have lower margins than the Company’s communication products.

Due to the proprietary nature of the Company’s products, price changes have not had a material effect on net sales nor gross margins. However, recently the Company has experienced pricing pressures earlier in the sales cycle. Historically, pricing pressures, if experienced, occurred once in production as compared to the current environment where such pricing issues are becoming more of a concern at the initiation of a design.

Research and development

Research and development (“R&D”) costs consist primarily of the salaries and related expenses of engineering employees engaged in research, design and development activities, costs related to design tools, supplies and services and facilities expenses. R&D expenses for the three months ended September 30, 2002 were $5.7 million, or 30.1% of net sales, compared to $5.2 million, or 39.8% of net sales for the three months ended September 30, 2001.

As part of the 10% cost reduction in its workforce effective October 21, 2002 to align its expenses with anticipated revenue, the number of engineering employees engaged in R&D will be reduced. The benefits of the cost reduction associated with the workforce reduction is expected to be realized in the quarter ending March 31, 2003. However, the Company anticipates that the impact of the labor-related savings will be partially offset by continued spending on other product development expenses.

Some aspects of the Company’s research and development efforts require significant short-term expenditures, the timing of which may cause significant fluctuations in the Company’s expenses. The Company expects that R&D expenses as a percentage of net sales will continue to fluctuate in the future because of the timing of expenditures and changes in the level of its net sales. The Company believes that technological innovation is critical to its long-term success, and it intends to continue to make substantial investments to enhance its product offerings to meet the current and future technological requirements of its customers and markets.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, and facilities expenses. SG&A expenses for the three months ended September 30, 2002 were $4.9 million, or 25.9% of net sales, compared to $4.4 million, or 33.7% of net sales, for the three months ended September 30, 2001. The increase in SG&A spending in absolute dollars was primarily the result of increased sales commissions resulting from the increase in net sales.

As part of the 10% cost reduction in its workforce effective October 21, 2002 to align its expenses with anticipated revenue, the number of employees engaged in selling, marketing and administration will be reduced. The benefits of the cost reduction associated with the workforce reduction is expected to be realized in the quarter ending March 31, 2003. However, it is possible that future SG&A expenses will increase in absolute dollars as a result of possible future expansion of the Company’s infrastructure to support increased headcount, potential acquisition and integration activities, and general expansion of the Company’s operations. The Company continues to assess its cost structure and other programs to improve operational efficiencies. In the short term, many of the SG&A expenses are fixed, which results in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease.

Other income, net

Other income, net primarily consists of interest income, realized gains on marketable securities, and losses resulting from investments in non-public companies. During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in Internet Machines Corporation. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded against its earnings a one-time asset impairment charge of $35.3 million, resulting in Other income, net to reflect a loss of $33.1 million, as compared to income of $4.1 million for the three months ended September 30, 2001. Excluding the asset impairment charge, Other income, net was income of $2.3 million. The decrease, excluding the asset impairment charge, was due to lower interest-related earnings on cash and marketable securities, despite an increase in cash and securities of $12.8 million at September 30, 2002 when compared to the same period a year ago. The Company expects that its interest income will continue to be adversely affected, due to current economic conditions and continued downward pressure on interest rates.

Included in Other income, net for the three months ended September 30, 2002, is a charge of $101,000 recorded for the Company’s equity investment portion of the loss experienced by TechFarm Ventures (Q), L.P. during that period. Effective May 31, 2002 in connection with the amendment of the partnership agreement, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the fund’s total committed capital. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee, having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company does not anticipate that it will take additional charges against earnings for losses incurred by the fund. However, if the Company’s assessed value of its investment were to fall below the carrying value reported on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize an impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statement of Income. The Company has fulfilled its capital contribution commitment and thus no additional funding is expected to be required.

Provision for income taxes

Excluding the effect of not recognizing a tax benefit for the $35.3 million charge recorded by the Company for the asset impairment on the carrying value of the Company’s equity investment in Internet Machines Corporation, the effective income tax rate for the three months ended September 30, 2002 was 30%, which is consistent with the income tax rate recorded by the Company for fiscal year ended March 31, 2001. The Company did not recognize a tax benefit for the Internet Machines Corporation asset impairment charge due to the uncertainty surrounding whether the Company will have future capital gains to offset this capital loss.

Six Months Ended September 30, 2002 compared to Six Months Ended September 30, 2001

Net sales

Net sales for the six months ended September 30, 2002 increased to $36.9 million, a 44.8% increase as compared to $25.5 million for the six months ended September 30, 2001. The increase in net sales for the six months ended September 30, 2002 as compared to the prior year, was the result of a 168.6% increase in video and imaging product sales coupled with a 11.8% increase in communication revenue. Also contributing to the increase in sales for the six months ended September 30, 2002 over the same period last year, was an increase in other product revenue sales of 16.5% associated with last-time buy programs. For the six months ended September 30, 2002, sales to Hewlett-Packard represented 31.9% of total net sales, resulting from shipments of the Company’s imaging products to support Hewlett-Packard’s multifunctional peripheral products.

The Company expects that non-communications revenue will decline significantly in the near term due to an anticipated decline in imaging revenue as result of Hewlett-Packard’s product transitions, seasonality and a competing source that will supply to Hewlett-Packard. Although the Company anticipates a modest increase in communication revenue, it is not expected to offset the estimated decline in video and imaging revenue. If communications revenue does not increase in the near future to offset such expected decline, the Company’s financial condition and results of operations will likely be materially and adversely impacted.

For the six months ended September 30, 2002, U.S. sales increased 60.2% and sales to Europe and Asia/Japan increased 22.4% over the same period a year ago.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test, quality assurance and product yields and the cost of personnel and equipment associated with manufacturing support and charges for excess inventory.

Resulting from the current slow-down in the communications markets as evidenced by the cancellation of orders for the Company’s products experienced in the quarter ended September 30, 2002, the Company recorded a $2.3 million write-off of inventory determined to be in excess of a six-month demand forecast for the Company’s products.

Gross profit as a percentage of net sales for the six months ended September 30, 2002, including the inventory write-off of $2.3 million, was 50.5% compared to 56.3% for the six months ended September 30, 2001. Gross profit for the six months ended September 30, 2002, excluding the inventory write-off, of $2.3 million, was 56.8%. The slight increase in gross profit, as a percentage of net sales, excluding the inventory write-off of $2.3 million, was primarily the result of the Company’s ability to achieve manufacturing efficiencies resulting from increased production volumes. Such efficiencies were modestly offset by the increase in imaging and video product sales for the six months ended September 30, 2002 when compared to the same period a year ago, which products typically have lower margins than the Company’s communication products.

Due to the proprietary nature of the Company’s products, price changes have not had a material effect on net sales nor gross margins. However, recently the Company has experienced pricing pressures earlier in the sales cycle. Historically, pricing pressures, if experienced, occurred once in production as compared to the current environment where such pricing issues are becoming more of a concern at the initiation of a design.

Research and development

Research and development (“R&D”) costs consist primarily of the salaries and related expenses of engineering employees engaged in research, design and development activities, costs related to design tools, supplies and services and facilities expenses. R&D expenses for the six months ended September 30, 2002 were $11.4 million, or 30.9% of net sales, compared to $10.7 million, or 41.9% of net sales, for the six months ended September 30, 2001.

As part of the 10% cost reduction in its workforce effective October 21, 2002 to align its expenses with anticipated revenue, the number of engineering employees engaged in R&D will be reduced. The benefits of the cost reduction associated with the workforce reduction is expected to be realized in the quarter ending March 31, 2003. However, the Company anticipates that the impact of the labor-related savings will be partially offset by continued spending on other product development expenses.

Some aspects of the Company’s research and development efforts require significant short-term expenditures, the timing of which may cause significant fluctuations in its expenses. The Company expects that R&D expenses as a percentage of net sales will continue to fluctuate in the future because of the timing of expenditures and changes in the level of its net sales. The Company believes that technological innovation is critical to its long-term success, and it intends to continue to make substantial investments to enhance its product offerings to meet the current and future technological requirements of its customers and markets.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, and facilities expenses. SG&A expenses for the six months ended September 30, 2002 were $9.9 million, or 26.7% of net sales, compared to $9.1 million, or 35.5% of net sales, for the six months ended September 30, 2001. The increase in SG&A spending in absolute dollars was primarily the result of increased sales commissions resulting from the increase in net sales.

As part of the 10% cost reduction in its workforce effective October 21, 2002 to align its expenses with anticipated revenue, the number of employees engaged in selling, marketing and administration will be reduced. The benefits of the cost reduction associated with the workforce reduction is expected to be realized in the quarter ending March 31, 2003. However, it is possible that future SG&A expenses will increase in absolute dollars as a result of possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and a general expansion of the Company’s operations. The Company continues to assess its cost structure and other programs to improve operational efficiencies. In the short term, many of the SG&A expenses are fixed, which results in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease.

Other income, net

Other income, net primarily consists of interest income, realized gains on marketable securities, and losses resulting from investments in non-public companies. During the quarter ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in Internet Machines Corporation. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded against its earnings a one-time asset impairment charge of $35.3 million, resulting in the six months ended September 30, 2002 Other income, net to reflect a loss of $31.3 million as compared to income of $9.2 million for the six months ended September 30, 2001. Excluding the asset impairment charge, Other income, net for the six months ended September 30, 2002 was income of $4.2 million. The decrease, excluding the asset impairment charge, was due to lower interest-related earnings on cash and marketable securities. The Company expects that its interest income will continue to be adversely affected due to current economic conditions and continued downward pressure on interest rates.

Included in Other income, net for the six months ended September 30, 2002, is a charge of $513,000 recorded for the Company’s equity investment portion of the loss experienced by TechFarm Ventures (Q), L.P. during that period. Effective May 31, 2002, in connection with the amendment of the partnership agreement, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the fund’s total committed capital. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee, having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company does not anticipate that it will take additional charges against earnings for losses incurred by the fund. However, if the Company’s assessed value of its investment were to fall below the carrying value reported on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize an impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statement of Income. The Company has fulfilled its capital contribution commitment and thus no additional funding is expected to be required.

Provision for income taxes

Excluding the effect of not recognizing a tax benefit for the $35.3 million charge recorded by the Company for the asset impairment on the carrying value of the Company’s equity investment in Internet Machines Corporation, the effective income tax rate for the six months ended September 30, 2002 was 30%, which is consistent with the income tax rate recorded by the Company for fiscal year ended March 31, 2001. The Company did not recognize a tax benefit for the Internet Machines Corporation asset impairment charge due to the uncertainty surrounding whether the Company will have future capital gains to offset this capital loss.

Liquidity and Capital Resources

The Company does not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, the Company has not entered into any derivative contracts, nor does it have any synthetic leases. The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. At September 30, 2002, the Company had no foreign currency contracts outstanding.

Cash and cash equivalents and short-term marketable securities decreased to $310.5 million at September 30, 2002 from $347.7 million at March 31, 2002. The decrease resulted from purchases of long-term marketable securities as the Company seeks opportunities to increase interest income.

The Company generated cash flows from operating activities of $3.1 million during the six months ended September 30, 2002. The positive cash flow from operations was primarily attributed to the net loss of $34.2 million including non-cash charges totaling approximately $41.2 million for depreciation and amortization, loss on other long-term investments, provision for doubtful accounts and inventory write-off. These amounts were partially offset by increases in accounts receivable of approximately $2.2 million and prepaid expenses and other of approximately $1.6 million.

During the six months ended September 30, 2002, the Company’s investing activities included the maturity and reinvestment of both short-term and long-term marketable securities, with purchases in excess of proceeds from sales or maturities of $78.1 million funded primarily by the sale of cash equivalents. Purchases of manufacturing test equipment, computer equipment, software and hardware used for product development equipment and software, net of normal depreciation of $2.2 million, amounted to $2.8 million for the six months ended September 30, 2002. Included in the investing activities were progress payments totaling $902,000 related to the on-site generation project that the Company has undertaken in order to produce its own electricity for its Fremont headquarters. The Company expects that the total on-site generation project costs, net of an approximately $900,000 refund to be issued by the California Energy Commission, will be approximately $2.8 million, of which $902,000 has been funded as of September 30, 2002. The on-site generation project is expected to be completed and operational by the March 2003 quarter-end.

As of September 30, 2002, the Company had funded $750,000 of its $5.0 million committed capital in Skypoint Telecom Fund II (US), L.P. As of June 30, 2002, the Company had funded $1.5 million of its committed capital. However, during the quarter ended September 30, 2002, Skypoint Telecom Fund II (US), L.P. refunded $750,000 of the Company’s previous capital contribution. The Company is obligated to contribute its remaining committed capital of $4.3 million as needed. To meet its capital commitment to the fund, the Company may need to use its existing cash, cash equivalents and marketable securities.

Effective May 31, 2002, the Company and TechFarm Ventures Management L.L.C. agreed to, among other matters, reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the fund’s total committed capital. As of June 1, 2002, the Company had satisfied its capital contribution obligation through the final capital contribution of $801,517, and no additional capital contributions are expected to be made.

During the six months ended September 30, 2002, the Company received $4.5 million from the issuance of 583,840 shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s employee stock purchase plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock, of which $4.6 million was acquired in fiscal 2001. Although the Company did not repurchase any of its outstanding shares during the six months ended September 30, 2002, the Company may utilize this program in the future, which would reduce cash, cash equivalents and marketable securities available to fund future operations and meet all other liquidity requirements.

The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. As of September 30, 2002, the Company had approximately $5.2 million of outstanding purchase commitments with several suppliers for the purchase of wafers, capital equipment (including the on-site generation project) and various service contracts, of which $900,000 is expected to be refunded to the Company from the California Energy Commission. The Company expects to receive and pay for the wafers and capital equipment within the next six months and pay for its various service contracts over the next twelve months from its existing cash balances.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company’s needs and prevailing market conditions. The Company believes that its cash and cash equivalents, short-term marketable securities, long-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations. From time to time, the Company evaluates potential acquisitions and equity investments complementary to its design expertise and market strategy, including investments in wafer fabrication foundries. To the extent that the Company pursues or positions itself to pursue these transactions, the Company could choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

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

As a result of these risks, the Company’s business, financial condition or operating results could be materially and adversely affected. This could cause the trading price of the Company’s common stock to decline, and stockholders might lose some or all of their investment.

THE SLOWDOWN AND UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES MAY CONTINUE TO AFFECT ADVERSELY THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending continue to have a negative impact on the U.S. and global economies. Many of the Company’s customers have experienced a significant decline in demand for their products as a result of continued uncertainty regarding future capital spending by the communications service providers. This uncertainty regarding capital spending is based upon the weak operating results of these service providers, which has hindered their ability to obtain additional capital from the public markets in order to continue to build their networks. These service providers continue to face significant financial challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. These challenges have been exacerbated by the continuing disclosures of accounting irregularities by communications service providers and other large public companies. If the Company’s customers continue to delay or cancel their orders for the Company’s products, the Company’s revenues and results of operations may be negatively impacted.

Additionally, such delays and cancellations by the Company’s customers may result in the Company carrying inventory in excess of foreseeable market demand, which may result in the Company incurring additional expenses for obsolete and excess inventory, thereby negatively impacting the Company’s business, financial condition and results of operations.

The extent and severity of this economic downturn have made it difficult for the Company to predict when and if demand for its products will increase. Additionally, the Company does not expect the trend of lower capital spending among service providers to reverse itself in the near future. Therefore, the Company does not know when or how quickly its customers will place new orders. As a result, the Company expects that revenues will continue to fluctuate in the future, which could materially and adversely impact the Company’s business, financial condition and results of operations.

Recent political turmoil in various parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions, thereby negatively impacting the Company’s business, financial condition and results of operations.

IF THE CURRENT ECONOMIC DOWNTURN CONTINUES, THE COMPANY MAY NEED TO INCREASE ITS INVENTORY RESERVES OR WRITE-DOWN THE VALUE OF ITS INVENTORY, WHICH COULD HARM THE COMPANY’S RESULTS OF OPERATIONS.

The industry-wide reduction in capital spending and the resulting significant decrease in demand for the Company’s communications products experienced in fiscal 2002, with a slight improvement in the six months ended September 30, 2002, resulted in increasing pressure on the Company’s inventory levels. In reaction to the decreased demand for the Company’s products coupled with recent order cancellations by some of the Company’s customers, the Company took an inventory write-off charge in the three months ended September 30, 2002 of approximately $2.3 million for excess inventory. If the current decrease in demand for the Company’s communications products continues, the Company may increase its inventory reserves or incur additional expenses related to a write-off of such inventory. These actions could harm the Company’s results of operations.

THE COMPANY’S OPERATING RESULTS MAY VARY SIGNIFICANTLY BECAUSE OF THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, AND SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY’S COMMON STOCK.

The Company competes in the communications market within the semiconductor space, both of which are cyclical and subject to technological change. During the second half of the fiscal year ended March 31, 2001 through the current quarter ended September 30, 2002, the semiconductor industry experienced a significant downturn characterized by diminished product demand and excess production capacity. Should the current economic downturn in the semiconductor industry continue or worsen or simply fail to recover fully from the downturn, the Company’s business, financial condition or results of operations could be materially and adversely impacted, which could harm the Company’s stock price.

At the same time, the semiconductor industry is subject to unexpected, periodic and sharp increases in demand in a strong economic environment, potentially leading to production capacity constraints, which could materially and adversely affect the Company’s ability to ship products and meet customer demand in future periods.

IF THE COMPANY IS UNABLE TO GENERATE ADDITIONAL REVENUE FROM THE COMMUNICATIONS MARKET, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company’s non-communications revenues, both in absolute terms and as a percentage of the Company’s net sales, have grown more rapidly in recent quarters than communications revenue. Although communications revenue is expected to grow in the long term, it is not anticipated it will grow fast enough to offset the decline in revenue from non-communications products. Accordingly, if communications revenue does not increase in the future, the Company’s financial condition and results of operations will be materially and adversely impacted.

The Company is continuing to focus its research and sales resources on the communications market. Given the Company’s increasing dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market, either by taking market share from competitors or by maintaining market share but growing absolute sales. If the Company is not able to generate additional revenue in the communications market, the Company’s business, financial condition and results of operations will be materially and adversely impacted.

THE COMPANY’S OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s margins and operating results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues;

•	fluctuations in demand for the Company’s products;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s ability to maintain adequate inventory levels and purchase commitments;

•	timing and size of orders from customers;

•	the reduction, rescheduling or cancellation of orders by customers;

•	shortened order-to-shipment time imposed by customers contrasted with long lead times to obtain materials needed by the Company from its foundries and suppliers;

•	the ability of the Company’s suppliers and communication service providers to obtain financing or to fund capital expenditures;

•	fluctuations in the manufacturing output, yields and inventory levels of the Company’s suppliers;

•	changes in the mix of products that the Company’s customers purchase;

•	increases in material and labor costs;

•	changes in shipment volume;

•	the Company’s ability to introduce new products on a timely basis;

•	the announcement or introduction of products by the Company’s competitors;

•	the availability of third-party foundry, assembly and test capacity and raw materials;

•	erosion of average selling prices as a product matures coupled with the inability to sell more new products with higher average selling prices, resulting in lower margins;

•	competitive pressures on selling prices, product availability or new technologies;

•	the amount and timing of costs associated with product warranties and returns;

•	the amount and timing of investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	changes in customer concentration or requirements within certain market segments;

•	the overall trend toward industry consolidation both among the Company’s competitors and/or customers;

•	changes in the Company’s customers’ end users concentration and/or requirements;

•	loss of one or more current customers;

•	disruption in the sales or distribution channels;

•	costs associated with acquisitions and the integration of acquired operations;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	general conditions in the economy, terrorist acts or acts of war and conditions in the communications and semiconductor industry;

•	build-up of customer and/or channel inventory;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	changes in accounting rules, such as recording expenses for employee stock option grants; and/or

•	fluctuations in interest rates.

As a consequence, operating results for a particular future period are difficult to predict, and prior results are not necessarily indicative of results to be expected in the future. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on the Company’s business, results of operations and financial condition.

THE COMPANY’S MARKETS ARE SUBJECT TO TECHNOLOGICAL CHANGE. THEREFORE, IF THE COMPANY IS NOT ABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS SUCCESSFULLY, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	evolving and competing industry standards;

•	constantly changing customer requirements;

•	frequent new product introductions and enhancements;

•	increased time in the design-to-production cycles; and

•	increased integration with other functions.

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

The process of developing new products is complex and uncertain, and if the Company fails to accurately predict customers’ changing needs and emerging technological trends, the Company’s business could be harmed. The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm its business, financial condition and results of operations.

THE MARKETS IN WHICH THE COMPANY PARTICIPATES ARE INTENSELY COMPETITIVE. IF THE COMPANY IS NOT ABLE TO COMPETE SUCCESSFULLY IN THESE MARKETS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY IMPACTED.

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

Because the IC markets are highly fragmented, the Company generally encounters different competitors in the various markets in which it competes. Competitors with respect to the Company’s communications products include Conexant Systems Inc., PMC-Sierra, Inc., TranSwitch Corporation, Applied Micro Circuits Corporation and Vitesse Semiconductor Corporation. Competitors in the Company’s other markets include Wolfson Microelectronics LTD., Philips Electronics and Texas Instruments, Inc. Many of the Company’s competitors have greater financial, technical and management resources than the Company. Some of these competitors may be able to sell their products at prices below which it would be profitable for the Company to sell its products.

THE INDUSTRY IN WHICH THE COMPANY COMPETES, AND THE INDUSTRIES IN WHICH ITS CUSTOMERS COMPETE, ARE SUBJECT TO CONSOLIDATION.

During the past several years there has been a trend toward industry consolidation in the markets in which the Company and its customer’s compete. More recently, there have been fewer business combinations either with respect to the Company’s customers or competitors. However, if this trend reverses itself, this could lead to increased variability in the operating results of the Company and could have a material effect on the Company’s business, operating results and financial condition.

THE COMPANY DEPENDS IN PART ON THE CONTINUED SERVICE OF ITS KEY ENGINEERING AND MANAGEMENT PERSONNEL AND ITS ABILITY TO IDENTIFY, HIRE AND RETAIN QUALIFIED PERSONNEL. IF THE COMPANY LOST KEY EMPLOYEES OR FAILED TO IDENTIFY, HIRE AND RETAIN SUCH INDIVIDUALS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company’s future success depends, in part, on the continued service of its key design engineering, technical sales, marketing and executive personnel and its ability to identify, hire and other retain qualified personnel. Volatility or lack of positive performance in the Company’s stock price may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options.

In the future, the Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business. Competition for skilled employees having unique technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Likewise, with respect to the Company’s management, the Company’s anticipated future growth is expected to continue to place more demands on management resources and, therefore, will, likely require the addition of new management personnel as well as the development of additional expertise by existing management personnel. The loss of, or failure to recruit, key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES TO MANUFACTURE ITS ICs. ANY DISRUPTION IN OR LOSS OF THE FOUNDRIES’ CAPACITY TO MANUFACTURE THE COMPANY’S PRODUCTS COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company depends on independent subcontractors for the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following significant risks:

•	the Company’s reduced control over manufacturing yields, delivery schedules and product quality;

•	the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s subcontractors;

•	acts of terrorism;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	maintaining an adequate supply of assembly or test services;

•	potential increases in assembly and test prices; and/or

•	potential misappropriation of the Company’s intellectual property by the Company’s subcontractors.

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

International sales accounted for 34.3% of net sales for six months ended September 30, 2002. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

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

The Company sells many of its products through two non-exclusive domestic distributors and numerous sales representatives. The Company’s distributors and sales representatives could reduce or discontinue sales of the Company’s products. They may not devote the resources necessary to sell the Company’s products in the volumes and within the time frames that it expects. In addition, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn these distributors and sales representatives depend substantially on general economic semiconductor industry conditions. The Company believes that its success will continue to depend on these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell the Company’s products, the Company’s business, financial condition and results of operations could be harmed.

BECAUSE THE COMPANY’S COMMUNICATIONS ICs TYPICALLY HAVE LENGTHY SALES CYCLES, THE COMPANY MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF SALES REVENUE.

Due to the communications IC product cycle, historically it has taken the Company more than 18 months to realize volume shipments after it first contacts a customer. The Company first works with customers to achieve a design win, which may take six months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

IF THE COMPANY IS NOT ABLE TO CONVERT A SIGNIFICANT PORTION OF ITS DESIGN WINS INTO ACTUAL REVENUE, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company has secured a significant number of design wins for new and existing products. Such design wins are viewed as a metric for future revenues. However, many of the Company’s design wins may never generate revenues as the Company’s customers’ own projects and product offerings are cancelled or do not generate sufficient demand in their end markets. Additionally, some of the Company’s design wins are from privately-held, early stage companies, thus increasing the risk that certain of the Company’s design wins will not translate into future revenue because such early stage customers may no longer exist by the time the Company’s products are ready to ship. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 18 months. If the Company fails to convert a significant portion of its design wins into actual sales with recognizable revenue, it could materially and adversely impact the Company’s business, financial condition and results of operations.

THE COMPANY’S BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

Due to possible customer changes in delivery schedules and quantities actually purchased, cancellations of orders, distributor returns or price reductions, the Company’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of the order backlog during any particular period, or the failure of the Company’s backlog to result in future revenue, could negatively impact the Company’s business and results of operations.

FIXED OPERATING EXPENSES AND A COMPANY PRACTICE OF ORDERING MATERIALS IN ANTICIPATION OF FUTURE CUSTOMER DEMAND MAY MAKE IT DIFFICULT FOR THE COMPANY TO RESPOND APPROPRIATELY TO SUDDEN SWINGS IN REVENUE; SUCH SUDDEN SWINGS IN REVENUE MAY THEREFORE HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s operating expenses are relatively fixed, and, therefore, it has limited ability to reduce expenses quickly and sufficiently in response to any revenue shortfalls. Consequently, the Company’s operating results will be harmed if it does not meet its revenue projections. The Company may experience revenue shortfalls for a number of reasons, including the following:

•	a significant reduction in customer demand;

•	significant pricing pressures that occur because of declines in average selling prices over the life of a product or limited demand;

•
sudden shortages of raw materials, wafer fabrication, test or assembly capacity constraints that lead the Company’s suppliers to allocate available supplies or capacity to other customers which, in turn, hinder the Company’s ability to meet its sales obligations; and/or

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

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with acquisitions include, among others:

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	failure to retain key personnel;

•	difficulties in entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the possibility that the Company may not receive a favorable return on its investment, the original investment may become impaired, and/or incur losses from these investments;

•	dissatisfaction or performance problems with an acquired company;

•	the cost associated with acquisitions and the integration of acquired operations; and/or

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

Acquisitions may also cause the Company to:

•	issue common stock that would dilute the Company’s current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges against the Company’s future earnings;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; and/or

•	become subject to litigation.

The risks involved with key strategic equity investments include, among others:

•	diversion of management’s attention;

•	possible litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

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

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patents and other intellectual property rights. If a third party were to prove that the Company’s technology infringed a third party’s intellectual property rights, the Company could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of the Company’s products. If the Company were required to pay such license fees whenever it sold its products, such fees could exceed the Company’s revenue. In addition, if it were proven that the Company willfully infringed a third party’s proprietary rights, the Company could be held liable for three times the amount of the damages that the Company would otherwise have to pay. Such intellectual property litigation could also require the Company to:

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

THE COMPANY RELIES ON CONTINUOUS POWER SUPPLY TO CONDUCT ITS OPERATIONS.

The Company relies on a continuous power supply to conduct its business from its headquarters located in California. In the past, California has experienced energy shortages, which resulted in rolling blackouts throughout the state. The state of California may experience such energy shortages in the future. If California were to experience another energy shortage, the additional rolling blackouts that could result from these shortages could disrupt the Company’s operations, research and development and other critical functions. Such disruption in power supply may temporarily suspend operations in its headquarters. This disruption could impede the Company’s ability to continue operations, which could delay the introduction of new products, hinder the Company’s sales efforts, impede the Company’s ability to retain existing customers and to obtain new customers, which could have a negative impact on the Company and its results of operations. However, the Company is in the process of mitigating this risk through its co-generation project, whereby the Company will produce all of its own power needs for its Fremont headquarters. See Liquidity and Capital Resources for additional discussion on this topic.

THE COMPANY’S STOCK PRICE IS VOLATILE.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

•	the Company’s anticipated or actual operating results;

•	announcements or introductions of new products;

•	technological innovations by the Company or its competitors;

•	product delays or setbacks by the Company, its customers or its competitors;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement of litigation;

•	changes in estimates of the Company’s performance by securities analysts;

•	announcements of merger or acquisition transactions; and/or

•	general economic and market conditions.

In the past, securities and class action litigation has been brought against companies following periods of volatility in the market prices of their securities. The Company may be the target of one or more of these class action suits, which could result in significant costs and divert management’s attention, thereby harming the Company’s business, results of operations and financial condition.

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

The Company’s Board of Directors has the authority to issue up to 2,250,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit the Company’s consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of common stock. In addition, the issuance of preferred stock could have a dilutive effect on the Company’s stockholders.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the six months ended September 30, 2002, the Company did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

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

Both short-term and long-term marketable securities are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 30, 2002, short-term marketable securities consisted of auction rate securities, government and corporate securities of $66.3 million, and long-term marketable securities consisted of government and corporate securities of $99.2 million. At September 30, 2002, the fair market value was greater than the underlying cost of such marketable securities by $511,000.

The Company’s net income is dependent on interest income and realized gains from the sale of marketable securities, among other factors. If interest rates continue to decline or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls after the date of the Company’s most recent evaluation.

PART II — OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5, 2002, Exar Corporation held its Annual Meeting of Stockholders at which the stockholders:

(1)
Re-elected Directors, Raimon L. Conlisk and Richard Previte, to hold office until the 2005 Annual Meeting of Stockholders and until their successors are elected and have qualified or until such Director’s earlier death, resignation or removal. Each Director received the numbers of votes set opposite their respective names:

	Votes For	Total Votes Withheld
Raimon L. Conlisk	35,831,635	275,303
Richard Previte	35,849,643	257,295

ITEM 5.    OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved by the Company’s Audit Committee, performed or to be performed by PricewaterhouseCoopers L.L.P., the Company’s independent auditors, are as follows: (1) corporate income tax return preparation; (2) other-tax related services; and (3) accounting advisory services with respect to SEC filings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed with the current Report on Form 10-Q for the three months ended September 30, 2002 are as follows:

Exhibit #	Description
3.2	Bylaws of the Company, as amended September 30, 2002

10.1	1989 Employee Stock Participation Plan of the Company and related Offering, as amended October 1, 2002.

10.11
Termination of Form of Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard Previte, Donald L. Ciffone, Jr., Michael J. Class, Roubik Gregorian, Ronald W. Guire, Susan J. Hardman, Thomas R. Melendrez, Stephan W. Michael.

10.12
Form of Indemnity Letter Agreement for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard Previte, Donald L. Ciffone, Jr., Michael J. Class, Roubik Gregorian, Ronald W. Guire, Susan J. Hardman, Thomas R. Melendrez, Stephan W. Michael.

99.1	Section 906 Certification of Chief Executive Officer

99.2	Section 906 Certification of Chief Financial Officer

(b)	The Company filed the following Current Reports on Form 8-K during the three months ended September 30, 2002:

On September 19, 2002, Exar Corporation filed a Current Report on Form 8-K, reporting under Item 9 that, due to the current business conditions and recent cancellations of orders, the Company would record a charge against its September 30, 2002 earnings related to an inventory write-off expense of approximately $2.5 million. Additionally, the Company reported that its investment in a private, development stage company in which the Company holds a 16% equity investment, which the Company invested $40.3 million, was deemed impaired, thus resulting in an asset impairment charge of approximately $35.0 million to be recorded against earnings in the quarter ending September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

/s/ DONALD L. CIFFONE JR.	Chairman of the Board, Chief Executive Officer and President	November 13, 2002
(Donald L. Ciffone Jr.)

/s/ RONALD W. GUIRE	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)	November 13, 2002
(Ronald W. Guire)

CERTIFICATIONS

I, Donald L. Ciffone, Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Exar Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ DONALD L. CIFFONE JR.
Donald L. Ciffone, Jr. Chairman of the Board, Chief Executive Officer and President

CERTIFICATIONS

I, Ronald W. Guire, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Exar Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ RONALD W. GUIRE
Ronald W. Guire Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)