Form 10-Q
period 2002-12-31
EXAR CORP
filed 2003-02-10
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of January 31, 2003, 39,997,337 shares of Common Stock, par value $0.0001, were issued and outstanding, net of 245,000 treasury shares.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	DECEMBER 31, 2002	MARCH 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$231,161	$317,429
Short-term marketable securities	44,234	30,246
Accounts receivable, net	3,525	3,411
Inventories	3,077	7,291
Prepaid expenses and other	2,961	1,814
Deferred income taxes	2,821	2,821

Total current assets	287,779	363,012

Property, plant and equipment, net	28,079	26,496
Long-term marketable securities	141,758	56,526
Other long-term investments	8,759	44,379
Deferred income taxes, net	7,894	12,571
Other non current assets	40	52

Total assets	$474,309	$503,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,367	$2,789
Accrued compensation and related benefits	2,668	3,108
Other accrued expenses	1,572	1,955
Income taxes payable	4,129	3,293

Total current liabilities	9,736	11,145

Long-term obligations	328	385

Total liabilities	10,064	11,530

Stockholders’ equity
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 40,130,402 and 39,368,239 shares outstanding	397,075	391,302
Accumulated other comprehensive income	505	115
Retained earnings	71,276	104,700
Treasury stock; 245,000 shares of common stock at cost	(4,611)	(4,611)

Total stockholders’ equity	464,245	491,506

Total liabilities and stockholders’ equity	$474,309	$503,036

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
Net sales	$15,029	$13,998	$51,961	$39,496
Cost of sales	6,312	6,168	24,597	17,308

Gross profit	8,717	7,830	27,364	22,188

Operating expenses:
Research and development	5,344	5,555	16,742	16,240
Selling, general and administrative	4,581	4,325	14,444	13,377

Loss from operations	(1,208)	(2,050)	(3,822)	(7,429)

Other income, net
Interest income and other, net	2,339	3,106	7,120	12,382
Loss on other long-term investments	—	(456)	(35,886)	(496)

Total other income, net	2,339	2,650	(28,766)	11,886

Income (loss) before income taxes	1,131	600	(32,588)	4,457
Provision for income taxes	339	180	836	1,337

Net income (loss)	$792	$420	$(33,424)	$3,120

Basic earnings (loss) per share	$0.02	$0.01	$(0.84)	$0.08

Diluted earnings (loss) per share	$0.02	$0.01	$(0.84)	$0.07

Shares used in computation of net income (loss) per share:
Basic	39,788	38,964	39,566	38,876

Diluted	41,180	42,032	39,566	41,986

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 31, 2002	DECEMBER 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,424)	$3,120
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	2,891	3,190
Inventory write-off	2,311	—
Deferred income taxes	4,677	—
Loss on other long-term investments	35,886	451
Provision for doubtful accounts	1,371	2,468
Changes in operating assets and liabilities:
Accounts receivable	(1,485)	4,264
Inventories	1,903	2,317
Prepaid expenses and other	(1,135)	511
Accounts payable	(1,421)	(930)
Accrued compensation and related benefits	(440)	(4,966)
Other accrued expenses	(441)	(695)
Income taxes payable	578	1,048

Net cash provided by operating activities	11,271	10,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,474)	(1,120)
Purchases of short-term marketable investments	(75,512)	(25,979)
Proceeds from maturities of short-term marketable investments	61,624	11,522
Purchases of long-term marketable investments	(107,314)	(11,522)
Proceeds from maturities of long-term marketable investments	22,518	—
Other long-term investments	(266)	(44,892)

Net cash used in investing activities	(103,424)	(71,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,773	2,957

Net cash provided by financing activities	5,773	2,957

EFFECT OF EXCHANGE RATE CHANGES ON CASH	112	(18)

NET DECREASE IN CASH AND EQUIVALENTS	(86,268)	(58,274)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	317,429	389,522

CASH AND EQUIVALENTS AT END OF PERIOD	$231,161	$331,248

Cash paid for income taxes	$434	$217

Cash paid for interest	$—	$—

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE	1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, analog and mixed-signal silicon solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard CMOS process technologies, Exar provides OEMs (original equipment manufacturers) with innovative, highly integrated circuits (ICs) that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. Additionally, Exar offers ICs for both the serial communications and the video and imaging markets. Exar’s customers include Alcatel, Cisco Systems, Inc., Hewlett-Packard Company, Logitech International S.A., and Tellabs Inc. Exar’s Common Stock trades on the Nasdaq Stock Market under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

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

Investments in Marketable Securities — All investments with maturities in excess of ninety days but less than twelve months from the date of the balance sheet are considered short-term marketable securities. Long-term marketable securities, which primarily consist of government, bank and corporate obligations, have maturities in excess of one year from the date of the balance sheet. Short-term and long-term marketable securities are held as securities available for sale and are carried at their market value based on quoted market prices as of the balance sheet date. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Other income, net. Realized gains or losses are determined on the specific identification method and are reflected in Income. Net unrealized gains or losses are recorded directly in stockholders’ equity except that those unrealized losses that are deemed to be other than temporary are reflected in Other income, net.

Inventories — Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis and consist of the following (in thousands):

	AT DECEMBER 31, 2002	AT MARCH 31, 2002
Work-in-process	$1,452	$3,804
Finished goods	1,625	3,487

Total	$3,077	$7,291

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment consist of the following (in thousands):

	AT DECEMBER 31, 2002	AT MARCH 31, 2002
Land	$6,584	$6,584
Building	13,493	13,485
Machinery and equipment	38,450	36,818
Construction-in-progress	3,017	183

	61,544	57,070
Accumulated depreciation and amortization	(33,465)	(30,574)

Total	$28,079	$26,496

Long-Lived Assets — Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all long-lived assets based on undiscounted cash flows on an annual basis at a minimum, and in addition, whenever events or changes indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Substantially all of the Company’s property, plant and equipment and other long-lived assets are located in the United States of America.

Income Taxes — The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Revenue Recognition — The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. The Company’s distributor agreements generally permit the return of up to 10% of a distributor’s purchases annually for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any inventoried product. The Company records an allowance, at the time of shipment to the distributor, based on the Company’s historical patterns of returns, price protection and other authorized pricing allowances.

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

Foreign Currency — The functional currency of each of the Company’s foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in Other income, net. Foreign currency transaction losses were minimal for the three and nine months ended December 31, 2002 and 2001.

The Company enters into foreign currency exchange contracts from time to time to hedge certain currency exposures. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company’s financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At December 31, 2002 and 2001, there were no such foreign currency exchange contracts outstanding.

Reclassifications — Certain amounts in the Company’s 2001 Condensed Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

NOTE 2.	INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom and France. The Company’s principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers.

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net sales:
United States	$9,542	$9,501	$33,795	$24,638
Asia/Japan	3,752	2,682	12,598	8,296
Europe	1,735	1,815	5,568	6,562

	$15,029	$13,998	$51,961	$39,496

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Income (loss) from operations:
United States	$(1,232)	$(2,083)	$(3,883)	$(7,532)
Asia/Japan	6	11	9	32
Europe	18	22	52	71

	$(1,208)	$(2,050)	$(3,822)	$(7,429)

NOTE 3.	EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

As a result of the net loss for the nine months ended December 31, 2002, approximately 2,032,000 of potentially dilutive shares of common stock have not been included in the calculation of diluted loss per share for the period presented because to do so would have been anti-dilutive.

Options to purchase 6,448,167 shares of common stock at prices ranging from $13.52 to $60.75 were outstanding as of December 31, 2002 but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

A summary of the Company’s EPS for the three and nine months ended December 31, 2002 and 2001 is as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
Net income (loss)	$792	$420	$(33,424)	$3,120

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	39,788	38,964	39,566	38,876
Dilutive effect of stock options	1,392	3,068	—	3,110

Shares used in computation of diluted net income (loss) per share	41,180	42,032	39,566	41,986

Basic earnings (loss) per share	$0.02	$0.01	$(0.84)	$0.08

Diluted earnings (loss) per share	$0.02	$0.01	$(0.84)	$0.07

NOTE 4.	COMPREHENSIVE INCOME

A summary of comprehensive income is as follows (in thousands):

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
Net income (loss)	$792	$420	$(33,424)	$3,120
Other comprehensive income:
Cumulative translation adjustments	28	(25)	68	(11)
Unrealized gain, net on marketable securities	11	(350)	322	150

Comprehensive income (loss)	$831	$45	$(33,034)	$3,259

NOTE 5.	OTHER LONG-TERM INVESTMENTS

In July 2001, Exar invested $40.3 million in the Series C Preferred Stock financing for a 16% equity interest in Internet Machines Corporation, a pre-revenue, privately-held company developing a family of highly-integrated communications ICs that will provide protocol-independent network processing, switch fabric and traffic management solutions for high-speed optical, metro area network and Internet infrastructure equipment.

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in Internet Machines Corporation. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded against its earnings a one-time asset impairment charge of $35.3 million, reducing its equity investment from $40.3 million to $5.0 million. As of December 31, 2002, the Company is not aware of any matters that could result in an additional impairment to its investment carrying value on the Company’s Condensed Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize additional impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statements of Income.

Exar became a limited partner in TechFarm Ventures (Q), L.P. in May of 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of TechFarm Ventures (Q), L.P., a Delaware Limited Partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the fund’s total committed capital. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the

Company’s status from a limited partner to that of an assignee having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company has fulfilled its capital contribution commitment and, therefore will not be required to fund additional amounts.

For the nine months ended December 31, 2002, Exar has recorded charges against its earnings totaling $513,000, representing Exar’s portion of total losses in the Techfarm fund and expenses for the current fiscal year. No charges were recorded in the three months ended December 31, 2002. In fiscal year ended March 31, 2002, the Company recorded a $679,000 charge against its earnings for its proportionate share of the Techfarm fund losses and expenses. At December 31, 2002, the investment amount represents Exar’s total contributed capital of $4.0 million less an investment write-down of $1.2 million, netting to the $2.8 million reflected on the Company’s Condensed Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize an impairment to the asset, which would result in additional expense in the Company’s Condensed Consolidated Statements of Income.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P., a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technology companies within the telecommunications and/or networking industry. Exar is obligated to fund $5.0 million, which represents 5% of the fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $925,000 as of December 31, 2002, which reflects the return to the Company of $750,000 of previously funded capital in the three months ended September 30, 2002. As of December 31, 2002, the Company’s remaining capital contribution obligation was $4.1 million. The investment in the venture fund is reflected at cost on the Company’s Condensed Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Condensed Consolidated Statements of Income.

NOTE 6.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (FAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company has adopted FAS 146 effective January 1, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may”, “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the Company’s net sales, (2) the Company’s gross margins, (3) the Company’s ability to control and/or reduce operating expenses, (4) the Company’s research and development efforts, (5) acceptance by the market of the Company’s new products, (6) the Company’s ability to maintain positive operating cash flows to fund future operations, (7) the sufficiency of the Company’s capital resources, (8) the Company’s capital expenditures and (9) the general economic outlook.

Overview

Exar designs, develops and markets high-performance, analog and mixed-signal silicon solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard CMOS process technologies, Exar provides OEMs innovative, highly-integrated ICs that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. Additionally, Exar offers ICs for both the serial communications and the video and imaging markets.

The Company’s customers include Alcatel, Cisco Systems, Inc., Hewlett-Packard Company, Logitech International S.A., and Tellabs Inc., among others. For the three months and nine months ended December 31, 2002, one customer, Hewlett-Packard, accounted for 27.7% and 30.7%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales during the three months and nine months ended December 31, 2002.

The Company markets its products in the Americas through independent sales representatives and non-exclusive distributors as well as the Company’s own direct sales organization. In Europe and the Asia/Japan region, the Company is represented by its wholly-owned subsidiaries and individual sales representatives. The Company’s international sales represented 36.5% and 32.1% of net sales for the three months ended December 31, 2002 and December 31, 2001, respectively. For the nine months ended December 31, 2002 and December 31, 2001, the Company’s international sales represented 35.0% and 37.6%, respectively of net sales. International sales consist primarily of export sales from the United States that are denominated in United States dollars. International sales and operations expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currencies while its sales are denominated in United States dollars. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge the operating results of its foreign subsidiaries against this currency exchange risk. Although foreign sales within certain countries and/or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of a number of factors, many of which are described in “Risk Factors.”

Significant Accounting Policies and Use of Estimates

The Company’s financial statements and accompanying disclosures, which are prepared in conformity with the accounting principles generally accepted in the United States, require that management make and rely on certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period for which they are determined to be necessary.

Exar’s most critical accounting policies relate to: (1) net sales; (2) valuation of inventories; (3) income taxes; and (4) investments in non-public entities. Should any of the estimates embedded within the Company’s accounting policies prove to be inaccurate, the Company’s Condensed Consolidated Financial Statements could be negatively impacted. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Management believes that the Company consistently applies these judgments and estimates, and such consistent application fairly represents the Company’s Condensed Consolidated Financial Statements and accompanying notes for all periods presented.

Financial Outlook

Communication carriers have indicated that they will make further reductions in their capital expenditures in calendar year 2003. This, in turn, will put further downward pressure on demand for Exar’s customers’ equipment. As a consequence, Exar continues to have limited visibility with respect to customer demand. Additionally, as indicated by the sales mix for the three months ended December 31, 2002, the Company expects that its video and imaging sales will continue to decline over the next several quarters both in absolute terms and as a percentage of Exar’s net sales due to Hewlett-Packard’s product transitions, seasonality and the establishment of a competing component supplier. Although the Company experienced modest increases in its communications revenue in the quarter ended December 31, 2002 as compared to the previous quarter, the Company may not be able to sustain or grow its communications revenue sufficiently to offset the anticipated decline in its video and imaging revenue, thus negatively impacting the Company’s future results of operations and financial condition.

The Company has continued to have its communication products designed into several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is positioned to meet future demand as market conditions improve. However, if the Company’s assumptions prove to be inaccurate, the design wins fail to result in significant revenue or the Company experiences pressure on its bookings and backlog as a result of competition or unfavorable market conditions, the Company’s future results of operations and financial condition may be negatively impacted.

The Company anticipates that interest income will continue to be under pressure as interest rates remain at historical lows. However, the Company plans to continue exchanging some of its shorter-termed marketable securities for longer-termed marketable securities in its attempt to capitalize on higher yields offered by longer-termed securities. However, if the Company consumes cash in excess of future cash receipts, resulting in decreased average cash balances available for earning interest, the Company’s results of operations and financial condition may be negatively impacted.

Results of Operations

For the periods indicated, the following table sets forth certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.0	44.1	47.3	43.8

Gross profit	58.0	55.9	52.7	56.2

Operating expenses:
Research and development	35.6	39.6	32.2	41.1
Selling, general and administrative	30.4	30.9	27.8	33.9

Loss from operations	(8.0)	(14.6)	(7.3)	(18.8)

Other income, net
Interest income and other, net	15.6	22.2	13.7	31.4
Loss on other long-term investments	—	(3.3)	(69.1)	(1.3)

Total other income, net	15.6	18.9	(55.4)	30.1

Income (loss) before income taxes	7.6	4.3	(62.7)	11.3
Provision for income taxes	2.3	1.3	1.6	3.4

Net income (loss)	5.3%	3.0%	(64.3)%	7.9%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
Communications	60.0%	71.2%	55.9%	70.6%
Video and Imaging	34.7%	22.1%	37.5%	21.3%
Other	5.3%	6.7%	6.6%	8.1%

	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2002 compared to Three Months Ended December 31, 2001

Net sales

Net sales for the three months ended December 31, 2002 increased by 7.4% to $15.0 million from $14.0 million for the three months ended December 31, 2001. The increase was driven by a 68.6% increase in video and imaging product sales, offset by a decrease of 9.5% in communications product sales and a 15.8% decrease in other product sales associated with the decline in product sales related to last-time buy programs. For the three months ended December 31, 2002 and December 31, 2001, sales to Hewlett-Packard represented 27.7% and 12.9%, respectively of net sales, consisting of shipments of the Company’s imaging products that support Hewlett-Packard’s multifunctional products.

The Company expects that non-communications revenue will continue to decline due to an anticipated decline in video and imaging product sales as a result of Hewlett-Packard’s product transitions, seasonality and a competing source that will supply Hewlett-Packard. Although the Company anticipates a modest increase in communications product sales, this increase is not anticipated to offset the potential decline in video and imaging product sales. If communications product sales do not increase to offset such anticipated decline, the Company’s financial condition and results of operations will likely be materially and adversely impacted.

For the three months ended December 31, 2002, U.S. sales decreased slightly to 63.5% of net sales as compared to 67.9% of net sales for the same period one year ago. For the three months ended December 31, 2002, sales to Europe and Asia/Japan increased to $5.5 million from $4.5 million from the three months ended December 31, 2001. The 22.0% increase in international sales was related to the corresponding increase in imaging product sales to Hewlett-Packard in the three months ended December 31, 2002 over the same period a year ago.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support; and

•	charges for excess inventory.

Gross profit as a percentage of net sales for the three months ended December 31, 2002 was 58.0% compared to 55.9% for the three months ended December 31, 2001. The increase in gross profit, as a percentage of net sales was primarily the result of the Company’s ability to achieve manufacturing efficiencies resulting from increased production volumes. Such efficiencies were modestly offset by the increase in sales of video and imaging products, which typically have lower margins than the Company’s communications products.

Due to the proprietary nature of the Company’s products, price changes have not had a material effect on net sales nor gross margins. However, recently the Company has experienced pricing pressures earlier in the communication products sales cycle. Historically, pricing pressures, if they occurred at all, occurred at the time that the products were in production whereas such pressures in the current environment are occurring at the initiation of a design.

Research and development

Research and development (“R&D”) costs consist primarily of:

•	the salaries and related expenses of engineering employees engaged in research, design and development activities;

•	costs related to design tools, supplies and services; and

•	facilities expenses.

R&D expenses for the three months ended December 31, 2002 were $5.3 million, or 35.6% of net sales, compared to $5.6 million, or 39.6% of net sales for the three months ended December 31, 2001.

As part of the approximate 10% workforce reduction effected on October 21, 2002 to align the Company’s expenses with anticipated revenue (the “October Workforce Reduction”), the Company reduced the number of engineering employees engaged in R&D. The cost benefits associated with the October Workforce Reduction are expected to be realized in the quarter ending March 31, 2003. However, the Company anticipates that the impact of these cost benefits will be partially offset by continued spending on product development.

Some aspects of the Company’s research and development efforts require significant short-term expenditures, the timing of which may cause significant fluctuations in the Company’s expenses. The Company expects that R&D expenses as a percentage of net sales will continue to fluctuate in the future because of the timing of expenditures and changes in the level of net sales. The Company believes that technological innovation is critical to its long-term success, and it intends to continue to make substantial investments to enhance its product offerings to meet the current and future technological requirements of its customers and markets.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional and legal fees; and

•	facilities expenses.

SG&A expenses for the three months ended December 31, 2002 were $4.6 million, or 30.4% of net sales, compared to $4.3 million, or 30.9% of net sales, for the three months ended December 31, 2001. The increase in SG&A spending in absolute dollars was primarily the result of increased compensation related expenses, certain professional fees and sales commissions.

In connection with the October Workforce Reduction, the Company reduced the number of employees engaged in selling, marketing and administration. The cost benefits associated with the October Workforce Reduction are expected to be realized in the quarter ending March 31, 2003. However, it is possible that future SG&A expenses will increase in absolute dollars as a result of possible future expansion of the Company’s infrastructure to support increased headcount, potential acquisition and integration activities, and general expansion of the Company’s operations. The Company continues to assess its cost structure and other programs to improve operational efficiencies. In the short term, many of the SG&A expenses are fixed, which results in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease.

Other income, net

Other income, net primarily consists of:

•	interest income;

•	realized gains on marketable securities and

•	losses or gains resulting from investments in non-public companies and venture funds.

Other income, net for the three months ended December 31, 2002 was $2.3 million, as compared to $2.7 million for the three months ended December 31, 2001. The decrease was due to lower interest-related earnings on cash and marketable securities, despite an increase in cash and securities of $16.8 million at December 31, 2002 when compared to December 31, 2001. The Company expects that its interest income will continue to be adversely affected by continued downward pressure on interest rates and current economic conditions.

Included in Other income, net for the three months ended December 31, 2001, is a charge of $456,000 recorded for the Company’s equity investment portion of the loss experienced by TechFarm Ventures (Q), L.P. during that period. In connection with the amendment of the partnership agreement effective May 31, 2002, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the fund’s total committed capital. The Company has fulfilled its capital contribution commitment. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee, having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. There were no similar charges recorded by the Company for the three months ended December 31, 2002. The Company does not anticipate that it will take additional charges against earnings for losses incurred by the fund. However, if the Company’s assessed value of its investment were to fall below the carrying value reported on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize an impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statement of Income.

Provision for income taxes

The effective income tax rate for the three months ended December 31, 2002 was 30%, which is the same as the income tax rate recorded by the Company for the fiscal year ended March 31, 2002.

Nine	Months Ended December 31, 2002 compared to Nine Months Ended December 31, 2001

Net sales

Net sales for the nine months ended December 31, 2002 increased by 31.6% to $52.0 million from $39.5 million for the nine months ended December 31, 2001. The increase resulted from a 131.7% increase in video and imaging product sales coupled with a 4.2% increase in communications product sales. Also contributing to the increase in net sales was an increase in other product revenue sales of 7.0% associated with last-time buy transactions. For the nine months ended December 31, 2002 and December 31, 2001, sales to Hewlett-Packard represented 30.7% and 11.4%, respectively of net sales, consisting of shipments of the Company’s imaging products to support Hewlett-Packard’s multifunction products.

The Company expects that non-communications revenue will continue to decline due to an anticipated decline in video and imaging product sales as a result of Hewlett-Packard’s product transitions, seasonality and a competing source that will supply Hewlett-Packard. Although the Company anticipates a modest increase in communications product sales, this increase is not anticipated to offset the estimated decline in video and imaging product sales. If communications product sales do not increase to offset such anticipated decline, the Company’s financial condition and results of operations will likely be materially and adversely impacted.

For the nine months ended December 31, 2002, U.S. sales increased by 37.2% and sales to Europe and Asia/Japan increased 22.3% over the same period a year ago. The increase in international sales was primarily a result of a corresponding increase in imaging product sales to Hewlett-Packard.

Gross Profit

Included in the cost of sales for the nine months ended December 31, 2002 is a $2.3 million inventory write-off charge taken by the Company during the three months ended September 30, 2002 for inventory the Company determined to be in excess of a six-month demand forecast for the Company’s communications products.

Gross profit as a percentage of net sales for the nine months ended December 31, 2002, including the inventory write-off of $2.3 million, was 52.7% compared to 56.2% for the nine months ended December 31, 2001. Gross profit for the nine months ended December 31, 2002, excluding the inventory write-off of $2.3 million, was 57.1%. The slight increase in gross profit, as a percentage of net sales, excluding the inventory write-off of $2.3 million, was primarily the result of the Company’s ability to achieve manufacturing efficiencies resulting from increased production volumes. Such efficiencies were modestly offset by the increase in imaging and video product sales, which typically have lower margins than the Company’s communications products, for the nine months ended December 31, 2002 when compared to the same period a year ago.

Due to the proprietary nature of the Company’s products, price changes have not had a material effect on net sales nor gross margins. However, recently the Company has experienced pricing pressures earlier in the communication products sales cycle. Historically, pricing pressures, if they occurred at all, occurred only at the time that the products were in production whereas such pressures in the current environment are occurring at the initiation of a design.

Research and development

R&D expenses for the nine months ended December 31, 2002 were $16.7 million, or 32.2% of net sales, compared to $16.2 million, or 41.1% of net sales, for the nine months ended December 31, 2001.

In connection with the October Workforce Reduction, the Company reduced the number of engineering employees engaged in R&D. The cost benefits associated with the October Workforce Reduction are expected to be realized in the quarter ending March 31, 2003. However, the Company anticipates that the impact of these cost benefits will be partially offset by continued spending on product development.

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

Selling, general and administrative

SG&A expenses for the nine months ended December 31, 2002 were $14.4 million, or 27.8% of net sales, compared to $13.4 million, or 33.9% of net sales, for the nine months ended December 31, 2001. The increase in SG&A spending in absolute dollars was primarily the result of increased compensation related expenses, certain professional fees and sales commissions.

In connection with the October Workforce Reduction, the Company reduced the number of employees engaged in selling, marketing and administration. The cost benefits associated with the October Workforce Reduction are expected to be realized in the quarter ending March 31, 2003. However, it is possible that future SG&A expenses will increase in absolute dollars as a result of possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and a general expansion of the Company’s operations. The Company continues to assess its cost structure and other programs to improve operational efficiencies. In the short term, many of the SG&A expenses are fixed, which results in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease.

Other income, net

During the quarter ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in Internet Machines Corporation. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded an asset impairment charge of $35.3 million against earnings, and, therefore, the nine months ended December 31, 2002 Other income, net reflects a loss of $28.8 million as compared to income of $11.9 million for the nine months ended December 31, 2001. Excluding the asset impairment charge, Other income, net for the nine months ended December 31, 2002 was $6.6 million. The decrease, excluding the asset impairment charge, was due to lower interest-related earnings on cash and marketable securities. The Company expects that its interest income will continue to be adversely affected by continued downward pressure on interest rates and current economic conditions.

Included in Other income, net for the nine months ended December 31, 2002 and December 31, 2001, are charges of $513,000 and $496,000, respectively, recorded for the Company’s equity investment portion of the loss experienced by TechFarm Ventures (Q), L.P. during that period. In connection with the amendment of the partnership agreement effective May 31, 2002, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the fund’s total committed capital. The Company has fulfilled its capital contribution commitment. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the

Company’s status from a limited partner to that of an assignee, having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company does not anticipate that it will take additional charges against earnings for losses incurred by the fund. However, if the Company’s assessed value of its investment were to fall below the carrying value reported on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize an impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statement of Income.

Provision for income taxes

The Company did not recognize a tax benefit for the Internet Machines Corporation asset impairment charge because the Company is uncertain whether it will have future capital gains to offset this capital loss after the loss is recognized for tax purposes. The effective income tax rate for the nine months ended December 31, 2002, excluding the $35.3 million asset impairment charge, was 30%, which is the same as the income tax rate recorded by the Company for the fiscal year ended March 31, 2002.

Liquidity and Capital Resources

The Company does not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. The Company has a credit facility agreement with a domestic bank under which it may execute up to $15.0 million in foreign currency transactions. At December 31, 2002, the Company had no foreign currency contracts outstanding.

Cash and cash equivalents, short-term marketable securities and long-term marketable securities increased by $13 million to $417.2 million at December 31, 2002 from $404.2 million at March 31, 2002. The majority of the increase is the result of cash flows from operating activities, including a tax refund.

The Company generated cash flows from operating activities of $11.3 million during the nine months ended December 31, 2002. The positive cash flow from operations was attributable to the $4.7 million refund from the Internal Revenue Service resulting from favorable tax law changes under the 2002 Federal Economic Stimulus Bill, which enabled companies to apply any 2001 net operating tax losses to taxable income realized in the previous five years. Also contributing to the positive operating cash flow for the nine months ended December 31, 2002 was the net loss of $33.4 million including non-cash charges totaling approximately $47.1 million for depreciation and amortization, loss on Other long-term investments, provision for doubtful accounts and inventory write-off. These amounts were slightly offset by increases in accounts receivable and prepaid expenses.

During the nine months ended December 31, 2002, the Company’s investing activities included the maturity of $61.6 million and $22.5 million of both short-term and long-term marketable securities, respectively. For the same period, purchases of both short-term and long-term securities, were $75.5 million and $107.3 million, respectively. Purchases of manufacturing test equipment, computer equipment, software and hardware used for product development, amounted to $4.5 million for the nine months ended December 31, 2002. Also included in the investing activities were progress payments totaling $2.8 million related to the on-site power generation project that the Company has undertaken in order to produce its own electricity for its Fremont headquarters. The Company expects that the total on-site power generation project costs, net of an approximate $900,000 refund to be issued by the California Energy Commission, will be approximately $2.8 million. The on-site power generation project is expected to be completed and operational in the March 2003 quarter.

As of December 31, 2002, the Company had funded $925,000 of its $5.0 million committed capital in Skypoint Telecom Fund II (US), L.P. As of June 30, 2002, the Company had funded $1.5 million of its committed capital. However, during the quarter ended September 30, 2002, Skypoint Telecom Fund II (US), L.P. refunded $750,000 of the Company’s previous capital contribution. The Company is obligated to contribute its remaining committed capital of approximately $4.1 million as needed. To meet its capital commitment to the fund, the Company may need to use its existing cash, cash equivalents and marketable securities.

Effective May 31, 2002, the Company and TechFarm Ventures Management L.L.C. agreed to, among other matters, reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the fund’s total committed capital. As of June 1, 2002, the Company had satisfied its capital contribution obligation through the final capital contribution of $801,517.

During the nine months ended December 31, 2002, the Company received $5.8 million from the issuance of 762,000 shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s employee stock purchase plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock, of which $4.6 million was acquired in fiscal 2001. Although the Company did not repurchase any of its outstanding shares during the nine months ended December 31, 2002, the Company may utilize this program in the future, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet all other liquidity requirements.

The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. As of December 31, 2002, the Company had approximately $5.1 million of outstanding purchase commitments with several suppliers for the purchase of wafers, capital equipment (including the on-site power generation project) and various service contracts, of which $900,000 is expected to be refunded to the Company from the California Energy Commission. The Company expects to receive and pay for the wafers and capital equipment within the next six months and pay for its various service contracts over the next twelve months from its existing cash balances.

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

IF THE COMPANY IS UNABLE TO GENERATE ADDITIONAL REVENUE FROM THE SALE OF ITS COMMUNICATIONS PRODUCTS, OR ITS REVENUE FROM THESE PRODUCTS DECLINES, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

Although communications revenue is expected to grow in the long term, it is not anticipated to grow fast enough to offset the expected decline in revenue from non-communications products. Accordingly, if communications revenue does not increase in the future, the Company’s financial condition and results of operations will be materially and adversely impacted.

The Company is continuing to focus its research and sales resources on the communications market. As a result, the Company’s dependence on this market, as compared to Exar’s dependence on other markets, such as video and imaging, is increasing. Given the Company’s increasing dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market, either by taking market share from competitors or by maintaining market share while growing absolute sales. If the Company is not able to generate additional revenue in the communications market, the Company’s business, financial condition and results of operations will be materially and adversely impacted.

THE SLOWDOWN AND UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES MAY CONTINUE TO ADVERSELEY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Decreased consumer confidence, reduced corporate profits and capital spending and the threat of war have had (and continue to have) a negative impact on the U.S. and global economies. Many of the Company’s customers continue to experience significant declines in demand for their products as a result of continued uncertainty regarding future capital spending by the communications service providers. This uncertainty regarding capital spending is based upon the weak operating results of these service providers, which, in turn, have hindered their ability to obtain additional capital from the public markets in order to continue to build their networks. Communications service providers continue to face significant financial challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. These challenges have been exacerbated by disclosures of accounting irregularities by communications service providers and other large public companies. If the Company’s customers delay or cancel their orders for the Company’s products, the Company’s revenues and results of operations may be negatively impacted.

The extent and severity of this economic downturn, in conjunction with the uncertainty of the timing and nature of the military and political controversies, have made it difficult for the Company to predict when and if demand for its products will increase. Additionally, the Company does not expect the trend of lower capital spending among service providers to reverse itself in the near future. Therefore, the Company does not know when or how quickly its customers will place new orders. Furthermore, the Company’s revenues may decline in the future, which could materially and adversely impact the Company’s business, financial condition and results of operations.

IF THE COMPANY FAILS TO DEVELOP AND INTRODUCE NEW PRODUCTS THAT MEET THE EVOLVING NEEDS OF ITS CUSTOMERS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	evolving and competing industry standards;

•	constantly changing customer requirements;

•	frequent new product introductions and enhancements;

•	long design-to-production cycles; and/or

•	increasing functional integration.

To develop successful products for the Company’s target markets, the Company must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand its technical and design expertise. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

Products for communications applications are based on continually evolving industry standards. The Company’s ability to compete will depend in part on its ability to identify and ensure compliance with these industry standards. As a result, the Company could be required to invest significant time, effort and expenses redesigning its products to ensure compliance with industry standards.

The process of developing new products is complex and uncertain, and if the Company fails to accurately predict customers’ changing needs and emerging technological trends, the Company’s business could be harmed. The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm its business, financial condition and results of operations.

THE MARKETS IN WHICH THE COMPANY PARTICIPATES ARE INTENSELY COMPETITIVE. THE COMPANY’S FAILURE TO COMPETE EFFECTIVELY IN THESE MARKETS COULD MATERIALLY AND ADVERSLY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s target markets are intensely competitive. The Company’s ability to compete effectively in its target markets depends on, among others, the following factors:

•	The Company’s success in designing and delivering new products that implement new technologies in a timely manner;

•	effectively subcontracting the manufacture of new products and delivering them in a timely manner;

•	the quality and reliability of the Company’s products;

•	the level of technical support and service furnished to the Company’s customers;

•	the performance, features and price of the Company’s products;

•	end-user acceptance of the Company’s customers’ products;

•	spending within the telecommunications industry;

•	compliance of the Company’s products with evolving industry standards; and/or

•	market acceptance of competitors’ products or technologies.

In addition, the Company expects that its competitors and customers will offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower-cost or higher-performance alternatives to the Company’s current products. The introduction of new products by the Company’s competitors or customers could render the Company’s existing and future products obsolete or unmarketable. In addition, the Company’s competitors and customers may introduce products that integrate the functions performed by the Company’s ICs on a single IC, thus eliminating the need for the Company’s products.

Because the IC markets are highly fragmented, the Company generally encounters different competitors in the various markets in which it competes. Competitors with respect to the Company’s communications products include Applied Micro Circuits Corporation, Conexant Systems Inc., PMC-Sierra, Inc., TranSwitch Corporation, and Vitesse Semiconductor Corporation. Competitors in the Company’s serial communications and video and imaging markets include Philips Electronics, Texas Instruments, Inc. and Wolfson Microelectronics LTD. Many of the Company’s competitors have greater financial, technical and management resources than the Company. Some of these competitors may be able to sell their products at prices below which it would be profitable for the Company to sell its products.

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues;

•	fluctuations in demand for the Company’s products;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s ability to maintain adequate inventory levels and purchase commitments;

•	the timing and size of orders from customers;

•	the reduction, rescheduling or cancellation of orders by customers;

•	the availability of materials needed by the Company from its foundries and suppliers;

•	the ability of the Company’s suppliers and communications service providers to obtain financing or to fund capital expenditures;

•	fluctuations in the manufacturing output, yields and capacity of the Company’s suppliers;

•	changes in the mix of products that the Company’s customers purchase;

•	the cost of materials and services used to make the Company’s products;

•	changes in the Company’s shipment volume;

•	the Company’s ability to successfully introduce new products;

•	the announcement or introduction of products by the Company’s competitors;

•	the availability of third-party foundry, assembly and test capacity and raw materials;

•	erosion of average selling prices as a product matures coupled with the inability to sell newer products with higher average selling prices, resulting in lower revenue and margins;

•	competitive pressures on selling prices, product availability or new technologies;

•	the amount and timing of costs associated with product warranties and returns;

•	the amount and timing of the Company’s investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	changes in customer concentration or requirements within certain market segments;

•	anticipated consolidation both among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	disruption in the sales or distribution channels;

•	costs associated with strategic equity investments, acquisitions and the integration of acquired operations;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	general conditions in the economy, terrorist acts or acts of war and conditions in the communications and semiconductor industry;

•	build-up of customer and/or channel inventory;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	changes in accounting rules, such as the future possible requirement to record expenses for employee stock option grants; and/or

•	fluctuations in interest rates.

As a consequence, operating results for a particular future period are difficult to predict, and prior results are not necessarily indicative of results to be expected in the future. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on the Company’s business, results of operations and financial condition.

THE COMPANY’S OPERATING RESULTS MAY VARY SIGNIFICANTLY BECAUSE OF THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, AND SUCH VARIATIONS COULD MATERIALLY AND ADVERSELY AFFECT THE DEMAND FOR THE COMPANY’S PRODUCTS.

The Company competes in the communications market within the semiconductor sector, both of which are cyclical and subject to technological change. During the second half of the fiscal year ended March 31, 2001 through the current quarter ended December 31, 2002, the semiconductor industry experienced a significant downturn characterized by diminished product demand, excess production capacity, high inventory levels and accelerated erosion of average selling prices. Should the current economic downturn in the communications and semiconductor industry continue or worsen or simply fail to recover fully from current levels, the Company’s business, financial condition or results of operations could be materially and adversely impacted.

At the same time, the semiconductor industry is subject to unexpected, periodic and sharp increases in demand in a strong economic environment, potentially leading to production capacity constraints, which could materially and adversely affect the Company’s ability to ship products and meet customer demand in future periods.

THE COMPANY DEPENDS IN PART ON THE CONTINUED SERVICE OF ITS KEY ENGINEERING AND MANAGEMENT PERSONNEL AND ITS ABILITY TO IDENTIFY, HIRE AND RETAIN QUALIFIED PERSONNEL. IF THE COMPANY LOST KEY EMPLOYEES OR FAILED TO IDENTIFY, HIRE AND RETAIN THESE INDIVIDUALS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company’s future success depends, in part, on the continued service of its key design engineering, technical sales, marketing and executive personnel and its ability to identify, hire and retain other qualified personnel.

In the future, the Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business. Competition for skilled employees having unique technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options. With respect to the Company’s management, the Company’s anticipated future growth is expected to continue to place additional demands on management resources and, therefore would likely require the addition of new management personnel as well as development of additional expertise by existing management personnel. The failure to retain and recruit key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES TO MANUFACTURE ITS ICs. ANY DISRUPTION IN OR LOSS OF THE FOUNDRIES’ CAPACITY TO MANUFACTURE THE COMPANY’S PRODUCTS COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company does not own or operate a semiconductor fabrication facility. Most of its products are based on CMOS processes. Although two foundries manufacture its products based on CMOS processes, a substantial majority are manufactured at a single foundry. The Company does not have long-term wafer supply agreements with its CMOS foundries that would guarantee wafer or product quantities, prices, and delivery or lead times. Rather, the CMOS foundries manufacture the Company’s products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements. However, the ability of each foundry to provide wafers to the Company is limited by the foundry’s available capacity. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company’s reliance on third party foundries include:

•	the lack of control over delivery schedules;

•	limited control over quality assurance, manufacturing yields and production costs; and/or

•	potential misappropriation of the Company’s intellectual property.

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a sudden, sharp increase in demand for semiconductor devices, which could strain foundries’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products;

•	acts of terrorism or civil unrest;

•	a manufacturing disruption experienced by one or more of the Company’s foundries or sudden reduction or elimination of any existing source or sources of semiconductor devices, which might include the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s foundries;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products; and/or

•	failure of the Company’s suppliers to obtain the raw materials and equipment used in the production of its ICs.

IF THE COMPANY’S FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY’S DEMANDS OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY’S PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s wafer requirements typically represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry will cease production of older or lower-volume material that it uses to produce parts supplied to the Company. Additionally, the Company cannot be certain that its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products are based. Each of these events could increase the Company’s costs and harm its ability to deliver its products on time, thereby materially and adversely affecting the Company’s business, financial condition and results of operations.

TO SECURE FOUNDRY CAPACITY, THE COMPANY MAY BE REQUIRED TO ENTER INTO FINANCIAL AND OTHER ARRANGEMENTS WITH FOUNDRIES, WHICH COULD RESULT IN THE DILUTION OF ITS EARNINGS OR OTHERWISE HARM ITS OPERATING RESULTS.

Allocation of a foundry’s manufacturing capacity may be influenced by a foundry customer’s size or the existence of a long-term agreement with the foundry. To address foundry capacity constraints, the Company and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or “take or pay” contracts that commit a company to purchase specified quantities of wafers over extended periods. While the Company is not currently a party to any of these arrangements, it may decide to enter into these arrangements in the future. The Company cannot be sure, however, that these arrangements will be available to it on acceptable terms, if at all. Any of these arrangements could require the Company to commit substantial capital and, accordingly, could require it to reduce its cash holdings, incur additional debt or secure equity financing. This could result in the dilution of its earnings or the ownership of its stockholders or otherwise harm its operating results.

THE COMPANY’S DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST ITS PRODUCTS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING THE POTENTIAL FOR AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER MATERIALS COSTS; THESE RISKS MAY LEAD TO DELAYED PRODUCT DELIVERY OR INCREASED COSTS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company depends on independent subcontractors for the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following significant risks:

•	the Company’s reduced control over manufacturing yields, delivery schedules and product quality;

•	the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s subcontractors;

•	acts of terrorism or civil unrest;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	maintaining availability of qualified assembly or test services;

•	potential increases in assembly and test prices; and/or

•	potential misappropriation of the Company’s intellectual property.

These risks may lead to delays in the delivery of the Company’s products or increased costs in the finished products, either of which could harm the Company’s business, financial condition and results of operations.

THE COMPANY’S RELIANCE ON FOREIGN SUPPLIERS EXPOSES IT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, ANY OF WHICH COULD MATERIALLY AND ADVERSELY IMPACT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia for most of its products. The Company’s dependence on these subcontractors involves the following risks:

•	political, civil and economic instability;

•	disruption to transportation to and from Asia;

•	embargoes affecting the availability of raw materials, equipment or services;

•	changes in tax laws, tariffs and freight rates; and/or

•	compliance with local or foreign regulatory requirements.

These risks may lead to delays in product delivery or increased costs, either of which could harm the Company’s profitability and customer relationships, thereby materially and adversely impacting the Company’s business, financial condition and results of operations.

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales accounted for 36.5% of net sales for the nine months ended December 31, 2002. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

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

In addition, because sales of the Company’s products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the relative price of the Company’s products such that they become more expensive to customers in the local currency of a particular country. Increased international activity in the future may result in increased foreign currency denominated sales. Furthermore, because some of the Company’s customers’ purchase orders and agreements are governed by foreign laws, the Company may be limited in its ability to enforce its rights under these agreements and to collect damages, if awarded.

IF THE COMPANY’S DISTRIBUTORS OR SALES REPRESENTATIVES STOPPED SELLING, OR FAILED TO SUCCESSFULLY PROMOTE, THE COMPANY’S PRODUCTS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED.

The Company sells many of its products through two non-exclusive domestic distributors and numerous sales representatives. The Company’s distributors and sales representatives could reduce or discontinue sales of the Company’s products. They may not devote the resources necessary to sell the Company’s products in the volumes and within the time frames that the Company expects. In addition, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn these distributors and sales representatives are subject to general economic and semiconductor industry conditions. The Company believes that its success will continue to depend on these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell the Company’s products, the Company’s business, financial condition and results of operations could be harmed.

BECAUSE THE COMPANY’S COMMUNICATIONS ICs TYPICALLY HAVE LENGTHY SALES CYCLES, THE COMPANY MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF REVENUE DERIVED FROM THESE PRODUCTS.

Due to the communications IC product cycle, historically it has taken the Company more than 18 months to realize volume shipments after its initial contact with a customer. The Company first works with customers to achieve a design win, which may take six months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

IF THE COMPANY IS UNABLE TO CONVERT A SIGNIFICANT PORTION OF ITS DESIGN WINS INTO ACTUAL REVENUE, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth for the Company. However, many of the Company’s design wins may never generate revenues as the Company’s customers’ own projects and product offerings maybe cancelled or may fail to generate sufficient demand in their end markets. Additionally, some of the Company’s design wins are from privately-held, early-stage companies, thus increasing the risk that some of the Company’s design wins may not translate into future revenue because these customers may fail by the time that the Company’s products are ready to ship. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 18 months. If the Company fails to convert a significant portion of its design wins into substantial revenue, it could materially and adversely impact the Company’s business, financial condition and results of operations.

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

FIXED OPERATING EXPENSES AND A COMPANY PRACTICE OF ORDERING MATERIALS IN ANTICIPATION OF FUTURE CUSTOMER DEMAND MAY MAKE IT DIFFICULT FOR THE COMPANY TO RESPOND EFFECTIVELY TO SUDDEN SWINGS IN DEMAND; SUCH SUDDEN SWINGS IN DEMAND MAY THEREFORE HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s operating expenses are relatively fixed in the short to medium term, and, therefore, it has limited ability to reduce expenses quickly and sufficiently in response to any revenue shortfalls. Consequently, the Company’s operating results will be harmed if it does not meet its revenue projections.

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

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include, among others:

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	failure to retain key personnel;

•	difficulties in entering markets in which the Company has no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the possibility that the Company may not receive a favorable return on its investment, the original investment may become impaired, and/or incur losses from these investments;

•	under-performance problems with an acquired company; and/or

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

Acquisitions may also cause the Company to:

•	issue common stock that would dilute the Company’s current stockholders’ percentage ownership;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges against the Company’s future earnings;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; and/or

•	become subject to litigation.

The risks involved with strategic equity investments include, among others:

•	diversion of management’s attention;

•	possible litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

The Company cannot assure that it will be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any such delays or other such operations or financial problems could adversely impact the Company’s business, financial condition and results of operations.

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

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE THE COMPANY’S FACILITIES OR THOSE OF ITS SUPPLIERS.

The Company’s corporate headquarters in Fremont, California are located near major earthquake faults that have experienced seismic activity. In addition, some of the Company’s suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near its headquarters, the Company’s operations could be disrupted. Similarly, a major earthquake or other natural disaster near one or more of the Company’s major suppliers could adversely impact the operations of those suppliers, which could limit the supply of the Company’s products and harm its business.

THE COMPANY’S STOCK PRICE IS VOLATILE.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

•	the Company’s anticipated or actual operating results;

•	announcements or introductions of new products;

•	technological innovations by the Company or its competitors;

•	product delays or setbacks by the Company, its customers or its competitors;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement of litigation;

•	changes in estimates of the Company’s performance by securities analysts;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and market conditions.

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

The Company’s stockholders must give 120 days advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to the Company’s stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The Company has in place a stockholder rights plan, or “poison pill,” that may result in substantial dilution to a potential acquirer of the Company in the event that the Company’s Board of Directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire the Company. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of the Company’s common stock. The Delaware statute makes it more difficult for the Company to be acquired without the consent of its Board of Directors and management.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the nine months ended December 31, 2002, the Company did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

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

Both short-term and long-term marketable securities are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 31, 2002, short-term marketable securities consisted of auction rate securities, government and corporate securities of $44.2 million, and long-term marketable securities consisted of government and corporate securities of $141.8 million. At December 31, 2002, the fair market value was greater than the underlying cost of such marketable securities by $530,000.

The Company’s net income is dependent on interest income and realized gains from the sale of marketable securities, among other factors. If interest rates continue to decline or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

ITEM 4.	CONTROLS AND PROCEDURES

a)    Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”). Within 90 days prior to the date of this Report, the Company evaluated the effectiveness of the design and operation of its Disclosure Controls (“Evaluation”). This Evaluation was performed under the supervision and participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of this

Report the Company present conclusions of the CEO and the CFO about the effectiveness of its Disclosure Controls based on and as of the date of the Evaluation.

CEO and CFO Certifications. Immediately following the Signatures section of this Report are the certifications of the CEO and the CFO in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”). This section of the Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Disclosure Controls. Disclosure Controls are designed to ensure that information required to be disclosed in the Reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to allow for the accumulation and communication of information to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Disclosure Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of the Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Scope of Evaluation. The CEO and CFO, in conjunction with the Disclosure Control Committee, have conducted an Evaluation of the Company’s Disclosure Controls, which included a review of the Disclosure Controls objective, design, implementation, compliance and the effect of such controls on the information for consideration of its use and inclusion in this Report.

Conclusion. Based on the Evaluation, the CEO and CFO have concluded, that subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company was communicated to management, including the CEO and CFO, particularly during this period as this Report was being prepared.

b)    Changes in Internal Controls.

Internal Controls. There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls after the date of the Company’s most recent Evaluation.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed with the current Report on Form 10-Q for the three months ended December 31, 2002 are as follows:

Exhibit #	Description
10.14	Fiscal 2004 Key Employee Special Stock Based Incentive Program

10.15	Fiscal 2004 Executive Special Stock Based Incentive Program

99.1	Section 906 Certification of Chief Executive Officer

99.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION

/S/ DONALD L. CIFFONE JR. (Donald L. Ciffone Jr.)	Chairman of the Board, Chief Executive Officer and President	February 7, 2003

/s/ RONALD W. GUIRE (Ronald W. Guire)	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)	February 7, 2003

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

Date:    February 7, 2003

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

Date:    February 7, 2003

/s/ RONALD W. GUIRE Ronald W. Guire Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)