Form 10-K
period 2003-03-31
EXAR CORP
filed 2003-06-20
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-14225

EXAR CORPORATION

(Exact Name of registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48720 Kato Road, Fremont, CA 94538

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (510) 668-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2002 was $456,902,927 based on the last sales price reported for such date as reported on The Nasdaq Stock Market, Inc.

The number of shares outstanding of the Registrant’s Common Stock was 40,379,536 as of May 31, 2003, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement to be filed not later than 120 days after the close of the fiscal year are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2003

PART I

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the Company’s net sales, (2) the Company’s gross margins, (3) the Company’s ability to control and/or reduce operating expenses, (4) the Company’s research and development efforts, (5) customer acceptance of the Company’s new products, (6) the Company’s ability to maintain positive operating cash flows to fund future operations, (7) the sufficiency of the Company’s capital resources, (8) the Company’s capital expenditures, (9) competitive pressures and (10) the general market and economic outlook. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and, in particular, “Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

ITEM 1.     BUSINESS

Overview

Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, analog and mixed-signal silicon solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard process technologies, Exar provides OEMs with innovative, highly integrated ICs that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. Additionally, Exar offers ICs for both the serial communications and the video and imaging markets. Exar’s customers include, among others, Alcatel, Cisco Systems, Inc., Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. Exar’s common stock trades on The Nasdaq Stock Market, Inc. under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

Industry Background

Communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks of media, such as copper, coaxial and fiber optic cables. This evolution has been driven by large increases in the number of users and the complexity and variety of the data transmitted over networks resulting from:

•	the substantial growth in the Internet and its transformation from a text-based medium to a multimedia platform containing images, video and sound;

•	the growth of wireless communications; and

•	the increased demand for remote network access and higher-speed, higher-bandwidth communication between LANs, MANs and WANs.

The majority of installed communications systems were designed to transmit only voice communications, and, therefore, are inadequate for the high-bandwidth transmission of both voice and data. Access to the public network is typically based on asynchronous technologies, such as T/E carrier over copper wire. The demand for greater bandwidth is driving a migration from lower-speed T1/E1, to higher-speed T3/E3 transmission rates. The T1/E1 standard permits the transmission of data at 1.5 Mbps/2.0 Mbps, and the T3/E3 standard permits the transmission of data at 45 Mbps/34 Mbps. The backbone of the public network is built on an optical fiber transmission medium that employs synchronous technologies such as SONET/SDH. Similar to the utilization of faster transmission rates over copper wire, SONET/SDH protocols such as OC–3 (1.554 Mbps) are being upgraded to OC-12 (622 Mbps) and OC-48 (2.5 Gbps) to increase the bandwidth over a single optical fiber.

The market dynamics of the communications industry have changed significantly since 2000. Many carriers that spent billions of dollars building out their networks in 2000 and prior years were not successful in executing their business models, and consequently, were sold or declared bankruptcy. Incumbent telephone companies (such as AT&T Corp., Sprint Corporation and MCI WORLDCOM, Inc.) and regional bell operating companies (such as BellSouth Corporation, Verizon Communications Inc. and SBC Communications Inc.) have substantially reduced their capital expenditures in line with current revenues. This dynamic has severely impacted Exar’s customers, communications equipment OEMs, or original equipment manufacturers, many of which have undergone or are undergoing extensive restructuring to eliminate excess inventory and to reduce expenses by significantly downsizing their organizations. At the same time, the Company’s OEM customers are and will continue to come under tremendous pressure to develop new products for access and MAN markets that will enable carriers to leverage their current network infrastructure.

To address these evolving requirements of the communications industry, OEMs must develop and introduce increasingly sophisticated systems with fewer engineering resources. To achieve the performance and functionality required of these systems, communications OEMs are using increasingly complex communications ICs, which now account for a significant portion of the value-added proprietary content of these systems. As a result of the need for new equipment introductions, coupled with the reduction in their technical staff, the proliferation of transmission standards and the difficulty of designing and producing communications ICs, equipment suppliers are increasingly outsourcing the design and production of the ICs incorporated into their systems.

The key ICs contained in a typical communications system include physical-interface, access control, network processor, traffic manager and switch fabric devices. The physical-interface device consists of a transmitter and receiver that, when integrated, is called a transceiver. Transceivers interface with the physical transmission media, such as copper wire or optical fiber. Most of these high-speed, mixed-signal ICs convert parallel digital signals into a single analog bit stream that is up to 32 times faster than the original signal. Transceivers therefore serve as a bridge between analog transmission media and the digital devices that process data. Access control circuits are digital ICs that format, or frame, the data, perform error checking and in some applications aggregate signals by mapping multiple lower-speed data streams to a single higher-speed stream. The traffic manager manages the transfer of data between the network processor and the switch fabric, which work together to shape, route and control the data.

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

Broad Product Offerings.    Exar offers a variety of physical-interface and access control products based on the T1/E1, T3/E3, ATM and SONET/SDH transmission standards. Exar’s broad portfolio of multiple channel products for various transmission standards enables its customers to minimize board space and overall cost in multi-port applications.

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

Focus on Growing Market Share within the Communications Markets.    Exar targets communications markets, including T/E carrier, ATM and SONET/SDH. The Company has built substantial expertise in the areas of analog and digital design, systems architecture and applications support. Exar believes that the integration of these capabilities enables the Company to develop solutions addressing the high-bandwidth requirements of communications systems OEMs. The Company’s broad product offerings support differentiated features, which the Company believes, will enable it to increase its market share.

Leverage Analog and Mixed-Signal Design Expertise to Provide Integrated System Level Solutions.    Utilizing Exar’s strong analog and mixed-signal design expertise, the Company integrates mixed-signal physical-interface devices with digital access control devices. The Company offers products that integrate transceivers with jitter attenuators and framers/ATM UNIs on a single IC. The Company’s data aggregation devices leverage its T/E carrier and SONET/SDH expertise, mapping multiple T3 data streams into a SONET/SDH stream. These configurations enable OEMs to use less board space and reduce their overall system cost.

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

Strengthen and Expand Strategic OEM Relationships.    Exar’s customers include Alcatel, Cisco Systems, Inc., Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. To promote the early adoption of its solutions, the Company actively seeks collaborative relationships with strategic OEMs during product development. The Company believes that OEMs recognize the value of Exar’s early involvement because designing their system products in parallel with the Company’s development can accelerate time to market for their end products. In addition, Exar believes that collaborative relationships help the Company to obtain early design wins and to reduce the market acceptance risk of its new products.

Leverage Broad Product Portfolio to Accelerate Communications Product Development.    Exar believes it has developed a strong presence in the serial communications market, where the Company has leading industry customers and proven technological capabilities. The Company’s design expertise has enabled it to offer a diverse portfolio of both industry standard and proprietary serial communications products. Additionally, the Company offers what it believes is a strong product portfolio for the video and imaging markets. The Company has established important customer relationships for its high-performance, low-power video and imaging products and continues to support key customers such as Hewlett-Packard with its imaging products.

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

Leverage Fabless Semiconductor Model.    Exar has long-standing relationships with world-class third-party assembly, test and wafer foundries to manufacture the Company’s ICs. The Company’s fabless approach allows it to avoid substantial capital spending, obtain competitive pricing, reduce time to market, reduce technology and product risks, and facilitate the migration of the Company’s products to new process technologies, which reduce costs and optimize performance. By leveraging the fabless model, Exar can focus on its core competencies of IC design and product development.

Products

Exar designs, develops and markets high-performance, high-bandwidth physical-interface and access control solutions for the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also designs, develops and markets IC products that address the needs of the serial communications market and the video and imaging markets. Exar uses its design methodologies to develop products ranging from ASSPs, for industry-wide applications, to semi-custom solutions, for specific customer applications.

Communications

Exar’s products for T/E carrier, ATM and SONET/SDH applications include high-speed analog, digital and mixed-signal physical-interface and access control ICs. The physical-interface IC consists of a transmitter and receiver that, when integrated, is called a transceiver. Transceivers interface with the physical transmission media. Most of these high-speed, mixed-signal ICs convert parallel digital inputs into a single analog bit stream that is up to 32 times faster than the original signal. Access control circuits are digital circuits that format, or frame, the data, perform error checking and in some applications aggregate signals by mapping multiple lower-speed data streams to a single higher speed stream. The figure below illustrates where the Company’s products are employed within networking equipment.

Types of Communications ICs Used in Networking Equipment

Exar’s communications products include transmitters and receivers, transceivers, PHYs, jitter attenuators, framers, ATM UNIs and data aggregation mappers. These products are used in networking equipment such as SONET/SDH multiplexers, PBX, central office switches, digital cross connects and multiservice provisioning platforms. The Company enhanced its TE/E3 physical-interface solution in 1999 with an integrated single chip transceiver and now offers two, three, four, six and twelve-channel versions, with or without integrated jitter attenuation, that meet the same performance levels, while requiring less board space and lower overall power in multi-port applications. Extending its jitter attenuation capabilities, Exar incorporates desynchronization in its transceivers and data aggregation mappers to solve complex timing issues associated with mapping/demapping from SONET/SDH (synchronous) to T3/E3 (asynchronous) environments. Exar’s data aggregation mapper solutions leverage the Company’s expertise in T/E carrier with SONET/SDH enabling the Company to provide unique solutions to the SONET/SDH market place. In addition to integrating SONET PHY capability into its data aggregation mappers, the Company also introduced its first OC-48 PHY with integrated Forward Error Correction, or FEC. The Company plans to compliment this product with OC-48 data aggregation solutions currently under development. Exar’s access control products include framers and ATM UNIs, in addition to its data aggregation mappers. The Company also supplies a family of V.35 transceiver products used for high-speed data transmission, primarily in networking equipment such as routers and bridges.

The following table describes some of the Company’s key communications products:

Product Description	Applications

OC-12 to 12 x T3/E3/STS-1 mapper OC-3 to 3 x T3/E3/STS-1 mapper	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects

OC-48 PHY (transceiver) OC-48 framer	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects

T3/E3/STS-1 1, 2, 3, 4, 6, 12-channel transceivers and T3/E3/STS-1 1-channel receiver and transmitter	SONET/SDH multiplexers and digital cross connects

T3/E3/STS-1 1, 2, 3, 4, 6, 12-channel transceivers/jitter attenuators/desync	SONET/SDH multiplexers and digital cross connects

T3/E3 1, 3, 4-channel jitter attenuators	Multiplexers, switches and digital cross connects

T3/E3 1, 2, 3, 4, 6, 8-channel framers	Multiplexers and digital cross connects

T3/E3 1, 3, 4-channel ATM UNIs	ATM switches/routers/hubs

E1 4-channel transceiver and framer	Routers, internet access equipment, frame relay and ATM switches/routers/hubs

E1 multi-channel transceivers	Multiplexers, frame relay and ATM switches/routers/ hubs

T1/E1 1, 4, 8, 14-channel SH and LH/SH transceivers	Routers, internet access equipment, frame relay and ATM switches/routers/hubs

T1 1, 4, 8-channel framers	Routers, internet access equipment, frame relay and ATM switches/routers/hubs

T1/E1 8-channel framer	Routers, internet access equipment, frame relay and ATM switches/routers/hubs

T1/E1 clock adaptors	Frame relay access devices and remote access servers

Multiprotocol serial interface	Multiplexers, access equipment and routers

V.35 serial interface	Multiplexers, access equipment and routers

The Company expects to introduce a number of new communications ICs in the fiscal year ending March 31, 2004 to provide an expanded line of T/E carrier products as well as SONET/SDH products. The T/E carrier products are expected to include multi-channel, multi-function ICs that integrate transceivers, jitter attenuators, framers and ATM UNIs. SONET/SDH product introductions are expected to focus on data aggregation, combining OC-3 (155 Mbps) capability with OC-12 (622 Mbps) or OC-48 (2.5 Gbps) functions.

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

The following table describes the Company’s key serial communications products:

Product Description	Applications

1, 2, 4-channel UART with 128 byte FIFO	Process control systems

2, 4, 8-channel PCI UART with 64 byte FIFO 2, 4, 8-channel Universal I/O PCI UART	PCI interface for network control management

1, 2, 4, 8-channel UART with 64 byte FIFO	Network management, remote access servers and point of sale systems, personal digital assistants and GPS

1, 2, 4-channel UART with 16 byte FIFO	Hub management, high-speed modems and PC I/O cards

2-channel UART with 8 byte FIFO	Process control systems, switches and serial port equipment

2-channel UART with 16 byte FIFO	Process control systems, switches and serial port equipment

2-channel UART	Serial port equipment

During the current fiscal year, the Company expects to expand its family of PCI products.

Video and Imaging

Exar supplies high-performance analog-to-digital converters, or ADCs, and integrated analog front ends, or AFEs, for products such as digital copiers and scanners, digital still cameras, or DSCs, and multifunctional peripherals, or MFPs, which incorporate scanning, faxing, copying and printing functions in a single integrated system. The Company uses advanced design techniques and process technologies to integrate low-power converter architectures with surrounding analog functions, thereby reducing system costs.

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

Sales and Customers

Exar markets its products in the Americas through 23 independent, non-exclusive sales representatives and two independent, non-exclusive distributors, as well as through the Company’s own direct sales force. The Company currently has sales support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles and Fremont, California. The Company is represented internationally by 22 independent, non-exclusive sales representatives and distributors. In addition, the Company is represented in Europe by its wholly owned subsidiaries, Exar Ltd. and EXAR SARL, and in Japan by its wholly owned subsidiary, Exar Japan.

The Company’s customers include the following, among others:

Communications	Serial and Other Communications	Video and Imaging

• Alcatel	• Cisco Systems, Inc.	• Hewlett-Packard Company
• Cisco Systems, Inc.	• Digi International, Inc.	• Logitech International S.A.
• Huawei Technologies Company, LTD.	• Plantronics, Inc.
• NEC Corporation
• Nokia Corporation
• Tellabs, Inc.

For the fiscal year ended March 31, 2003, one customer, Hewlett-Packard, accounted for 26.4% of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales during this period. Sales to the domestic distribution channel accounted for 17.5% of net sales.

Manufacturing

Exar out-sources all of its fabrication and assembly, as well as the majority of its testing operations. This fabless manufacturing model allows the Company to focus on its core competencies of product design and development.

The majority of the Company’s current products are implemented in standard CMOS. The Company uses CMOS manufacturing processes to take advantage of that technology’s lower power consumption, cost-effectiveness, foundry availability and ever-increasing speed. Currently, all of the Company’s new product development is being implemented in CMOS. Chartered Semiconductor Manufacturing (“Chartered”) and Taiwan Semiconductor Manufacturing Company, (“TSMC”) manufacture all of the Company’s CMOS products. In addition, Chartered manufactures all of the Company’s BiCMOS products, which combine bipolar and CMOS processes. The Company does not have long term supply agreements with Chartered or TSMC. Chartered has announced that it intends to transfer production from its foundry which utilizes six-inch wafer manufacturing technologies to a facility that is based on eight-inch wafer manufacturing technologies. Chartered has indicated that it intends to close the older foundry concurrently with the transfer of manufacturing operations to the newer facility by March 2004. The transfer of many of the Company’s existing products to the new foundry entails certain risks and uncertainties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

Most semiconductor wafers are usually shipped to the Company’s subcontractors in Asia for wafer test and assembly, where they are cut into individual die and packaged. Independent contractors in Hong Kong, Indonesia and Singapore perform most of the Company’s assembly work. Following assembly, final test and quality assurance are performed either at the Company’s Fremont, California facility or at its subcontractors’ facilities in Asia. The combination of various functions makes the test process for analog and mixed-signal devices particularly difficult. Test operations require the programming, maintenance and use of sophisticated computer-based test systems and complex automatic handling systems.

Research and Development

Exar believes that the continued introduction of new products in its target markets is essential to its growth. Exar’s research and development is focused on developing high-performance analog, digital and mixed-signal solutions addressing the high-bandwidth requirements of communications systems OEMs. Exar has made significant investments in advanced design tools and high-performance standard cell libraries. By utilizing these tools, the Company has developed design methodologies that are optimized for reducing design-cycle time and increasing chances of first-time success. In order to support high pin-count devices, the Company continues to develop high-performance packages for its new products in collaboration with packaging suppliers. As of March 31, 2003, the Company’s research and development staff consisted of 137 employees, 53 of whom hold advanced degrees.

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

Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company’s communications products include Applied Micro Circuits Corporation, Mindspeed Technologies, a division of Conexant Systems, Inc., PMC-Sierra, Inc., and TranSwitch Corporation. Competitors in the Company’s serial communications and video and imaging markets include Analog Devices Inc., Philips Electronics, Texas Instruments Incorporated and Wolfson Microelectronics LTD.

Backlog

Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment occurring primarily during the succeeding six months.

At March 31, 2003, Exar’s backlog was $9.4 million, compared to $15.1 million at March 31, 2002. Exar believes that the decrease in the Company’s backlog was due to a reduction in carrier capital expenditures by the Company’s communications customers. Additionally, the decrease in backlog resulted from the shortened order-to-shipment time for the Company’s products. Over the past 18 to 24 months, the Company has experienced an increased percentage of orders received that shipped in the same quarter. If this practice of short order-to-delivery times continues, the Company’s backlog may be less than in previous years and a less reliable indicator of future revenue.

Sales are made pursuant to either purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Lead times for the release of purchase orders depend on the scheduling practices of the individual customer, and the Company’s rate of bookings varies from month-to-month. In addition, Exar’s domestic distributor agreements generally permit the return of up to 10% of purchases of the preceding quarter for purposes of stock rotation and also provide for credits to distributors in the event that Exar reduces the price of any product. Because of the possibility of changes in delivery schedules, quantities actually purchased, cancellations of orders, distributor returns or price reductions, Exar’s backlog as of any particular date may not be representative of actual sales for any succeeding six-month period. Customers can cancel a significant portion, if not all, of their backlog at their discretion without substantial penalty.

Intellectual Property Rights

The Company has 108 patents issued and 29 patent applications pending in the U.S. The Company has 12 patents issued and 33 patent applications pending in various foreign countries. None of the Company’s key domestic and foreign patents that have been issued will expire in the near future unless the Company chooses not to pay renewal fees. To protect its intellectual property, the Company also relies on a combination of mask work registrations, trademarks, copyrights, trade secrets, employee and third party nondisclosure agreements and licensing arrangements. The Company may enter into license agreements or other agreements to gain access to externally developed products or technologies.

The Company may fail to adequately protect its intellectual property. Others may gain access to the Company’s trade secrets or disclose such trade secrets to third parties. Some or all of the Company’s pending and future patent applications may not result in issued patents that provide it with a competitive advantage. Even if issued, such patents, as well as its existing patents, may be challenged and later determined to be invalid or unenforceable. In addition, others may develop similar or superior products without access to or without infringing upon its intellectual property, including intellectual property that is protected by trade secret and patent rights.

The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that the Company’s products do not infringe any patents or proprietary rights of third parties. Occasionally, the Company is informed by third parties of alleged patent infringement. In the event that any relevant claims of third-party patents are found to be valid and enforceable, the Company may be required to:

•	stop selling, incorporating or using its products that use the infringed intellectual property;

•	obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, although, such license may not be available on commercially reasonable terms, if at all; and

•	redesign the Company’s products so as not to use the fringed intellectual property, which may not be technically or commercially feasible.

If the Company were required to take any of the actions described above or defend against any claims from third parties, its business, financial condition and results of operations could be harmed.

Employees

As of March 31, 2003, the Company employed 265 full-time employees, with 137 in engineering and product development, 37 in operations, 49 in marketing and sales and 42 in administration. Of the 137 engineering and product development employees, 53 hold advanced degrees. The Company’s ability to attract, motivate and retain qualified personnel is essential to its continued success. None of the Company’s employees is represented by a collective bargaining agreement, nor has the Company ever experienced a work stoppage due to labor issues. The Company believes its employee relations are good.

GLOSSARY:    Exar uses a number of terms in this Annual Report which are familiar to industry participants but which some investors may not recognize. The Company has provided a glossary of some of these terms below.

Access:

Refers to the part of the network between a home or business and the public network.

Access Control Circuits:

An IC that formats or frames the data, performs error checking and in some applications aggregates signals by mapping multiple lower rate data streams to a single higher speed data stream.

Analog-to-Digital Converters (“ADCs”):

Convert an analog signal to a digital signal.

Add/Drop Multiplexer (“ADM”):

A device at an intermediate point on a transmission line that enables new signals to come in and existing signals to go out.

Analog Front Ends (“AFEs”):

An IC that conditions the analog signal received from a sensor and performs an analog-to-digital conversion.

Analog Integrated Circuits:

These semiconductor devices are used to electronically shape continuous real-world phenomena, such as sound waves, motion, heat, light and pressure. The electronic signals from analog ICs are typically translated into digital form and later converted back into analog forms that provide visual, auditory and tactile sensory stimuli.

Application-Specific Standard Product (“ASSP”):

A device tailored for a specific application that is sold on the open market to multiple customers with similar requirements. Customers will often differentiate their end product with unique software and hardware features.

Asynchronous Transfer Mode (“ATM”):

A fast packet switching protocol by which short packets or cells containing data, voice or video signals are moved over networks at high-speed. This high-speed switching technology is used as a backbone technology in carrier networks and large enterprises. ATM is designed to take advantage of high-speed transmission media such as T3/E3 and SONET.

ATM User Network Interfaces (“ATM UNIs”):

A device that provides the ATM Physical Layer (Physical Medium Dependent and Transmission Convergence sub-layers) interface for the public and private networks.

Asynchronous Transmission:

Describes digital signals that are transmitted without precise clocking.

Backbone:

Backplane or bus which makes up the skeleton of a network.

Bandwidth:

Commonly defined as the volume of data that a transmission line can carry, measured in bits per second (“bps”). Traditional copper lines have the lowest bandwidth potential, while fiber optic lines have the highest.

A range of signal frequencies, measured in cycles per seconds or Hertz (“Hz”). Also refers to the speed at which data is transmitted, measured in bits per second (“bps”).

Broadband Communications:

Data transmission at speeds of equal to or greater than 1.5 Mbps.

Central Office (“CO”):

The main switching facility for a telephone company where larger telephone trunks are provisioned out in smaller lines to customers. Where fiber is connected to copper and vice versa.

Central Processing Unit (“CPU”):

The computational and control unit of a computer; the device that interprets and executes instructions. By definition, the CPU is the chip that functions as the “brain” of the computer.

Complementary Metal Oxide Semiconductor (“CMOS”):

Process technology used to manufacture silicon integrated circuits.

Carrier:

An organization that provides communications services.

Copper:

Usually small gauge where two wires are twisted together, “twisted pair.” Limited in the amount of information it can carry. Typically associated with “last mile” transport.

Design Win:

Exar defines as a minimum order of 100 units which signifies acceptance of a device by an OEM for use in their end product.

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

Frame Relay:

A packet-switching technology used to route frames of information within a network. Instead of leasing dedicated lines between all remote sites, frame relay allows virtual private networks to be established in which remote sites are connected to a central carrier, which routes data accordingly.

Gigabit (“Gbps”):

One billion bits per second.

Integrated Circuit (“IC”):

A single electronic device that contains previously separate (discrete) electronic components. An IC is produced on a small slice of silicon semiconductor material.

Jitter Attenuation:

Reduces jitter (noise, distortion) so that data transmission is clean and error free.

Kilobit (“Kbps”):

One thousand bits per second.

Local Area Network (“LAN”):

A shared, private data communications network linking a variety of data devices such as workstations, computers and printers within an office or home environment, usually confined to a single building or cluster of buildings.

Megabit (“Mbps”):

One million bits per second.

Metropolitan Area Network (“MAN”):

A communications network that covers a geographic area, such as a city or suburb, or a series of LANs at multiple sites often interconnected by public facilities.

Mixed-Signal ICs:

Integrated circuits that combine analog and digital functions. Mixed-signal ICs are difficult to design because the analog and digital parts of the chip operate differently.

Multiplexing (“Multiplexer” or “MUX”):

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

OC-3, OC-12, OC-48, OC-192:

Optical carrier, designating SONET speed (155 Mbps, 622 Mbps, 2.5 Gbps, 10 Gbps, respectively).

Peripheral Component Interconnect (“PCI”)

PCI provides high speed, auto configuring interconnections between the cards in a PC or a system.

Packet:

Any logical block of data sent over a network. It contains a header consisting of control information such as sender, receiver, and error-control data, as well as the message itself. May be fixed or variable length.

Phase Lock Loop (“PLL”):

Analog or digital function that regulates the critical timing function in telecommunication and computer ICs.

Physical Layer:

Level 1 on the Open Space Interconnect (“OSI”) Model. The connection layer, or where the “wire” connects to the equipment.

Physical Interface (“PHY”):

An IC that receives analog signals from transmission media and converts it to a digital signal for further processing for incoming signals. It converts digital signals to analog for transmission across the transmission media for outgoing signals.

Private Branch Exchanges (“PBX”):

A PBX is a switching system that provides telecommunications services on the premises or campus, (e.g. internal calling and other services), and access to public and private telecommunications networks.

Router:

A device that connects multiple LANs, or the bridge between a LAN and the public network.

Synchronous Digital Hierarchy (“SDH”):

An international standard for high-speed synchronous data transmission over fiber; SDH was adapted from SONET, which is employed in North America.

Synchronous Optical Network (“SONET”):

The North America standard for high-speed synchronous data transmission over optical fiber. Rates are measured in optical carrier (“OC”) units. For example, OC-3 corresponds to 155 Mbps, OC-12 corresponds to 622 Mbps and OC-48 corresponds to 2.5 Gbps. SONET backbones are widely used to aggregate lower-speed T1 and T3 lines. The international equivalent is SDH.

Synchronous Transport Signal (“STS-x”):

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

Universal Asynchronous Receiver Transmitter (“UART”)

UARTs convert data streams from parallel to serial, enabling a serial data stream to communicate with a CPU.

Wide Area Network (“WAN”):

A shared network of computers and data devices that spans a large geographical area, such as the Internet, transporting long distance between MANs.

MANAGEMENT

The names of the Company’s executive officers and directors, and their ages as of May 31, 2003, are as follows:

Name	Age	Position
Donald L. Ciffone, Jr.	47	Chairman of the Board, Chief Executive Officer and President
Michael Class	45	Vice President, Worldwide Sales
Mir Bahram Ghaderi	51	Vice President and General Manager, Network and Transmission Products Division
Roubik Gregorian	53	Executive Vice President and Chief Operating Officer
Ronald W. Guire	54	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director
Susan J. Hardman	41	Vice President and General Manager, Interface Products Division
Thomas R. Melendrez	49	General Counsel, Secretary and Vice President Business Development
Stephen W. Michael	56	Vice President, Operations and Reliability & Quality Assurance
Raimon L. Conlisk	80	Vice Chairman and Director
Frank P. Carrubba	65	Director
James E. Dykes	65	Director
Richard Previte	68	Director

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

Michael Class joined the Company as Director of Western Area Sales in 1997. In January 1998, he was promoted to the position of Vice President, North American/European Sales and was promoted to Vice President, Worldwide Sales in July 1999. Mr. Class has over 21 years of experience in the semiconductor industry, including employment with IC Works, Inc. as Area Sales Manager for the Western U.S. and Canada. Prior to joining IC Works, Mr. Class held various sales management positions with Intel Corporation and VLSI from 1979 to 1995. He holds a B.S. in Electrical Engineering from Lehigh University and an M.B.A. from LaSalle University.

Mir Bahram Ghaderi joined the Company in March 1995 as Director of Engineering, Startech Division, when the Company acquired Startech Semiconductor, Inc., where he served as Vice President of Engineering. He was promoted to Divisional Vice President of Engineering, Communications Division in September 2001, and to his current position as Vice President and General Manager, Network and Transmission Products Division, in April 2003. Prior to joining Startech in 1994, he was Director of Engineering, Modem/Clock Products, at Sierra Semiconductor, Inc. Dr. Ghaderi has 22 years of product development experience in the semiconductor industry and received a M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as a M.S.E.E. from Tehran University.

Roubik Gregorian joined the Company in March 1995 as Vice President, Startech Division, when the Company acquired Startech Semiconductor, Inc., where he served as President. He was appointed Chief Technology Officer and Vice President of the Communications Division in June 1996, and Chief Technology Officer, Senior Vice President/General Manager, Communications Division, in June 1998. Dr. Gregorian was promoted to Executive Vice President/General Manager, Communications Division in May 2002 and to Chief

Operating Officer in April 2003. Prior to joining Startech in 1994, Dr. Gregorian was Vice President of Research and Development and Chief Technology Officer for Sierra Semiconductor, Inc. Dr. Gregorian has been issued 25 patents, authored two textbooks and received his M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as a M.S.E.E. from Tehran University.

Ronald W. Guire joined the Company in July 1984 and has been a Director since June 1985. He has served as Chief Financial Officer since May 1985, and Executive Vice President since July 1995. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from 1979 until he joined Exar in July 1984. Mr. Guire holds a B.S. in Accounting from California College of Commerce.

Susan J. Hardman joined the Company in February 1997 and became Vice President / General Manager of the Company’s interface products division in April 2003. Prior to this, she served as Vice President, Corporate Marketing and has served as Director of Marketing for the Company’s communications products. Ms. Hardman has 20 years experience in the semiconductor industry. From 1989 to 1997, Ms. Hardman was with VLSI Technology (VLSI) in a variety of management positions, most recently as Director of Product Marketing for VLSI’s networking products division. From 1983 to 1989, she was with Motorola holding a variety of engineering roles. Ms. Hardman holds a B.S. in Chemical Engineering from Purdue University and an M.B.A. from the University of Phoenix.

Thomas R. Melendrez joined the Company in April 1986 as Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, Mr. Melendrez was promoted to Corporate Vice President, General Counsel. In June 2001, Mr. Melendrez was appointed Secretary of the Company. In April 2003, Mr. Melendrez assumed the responsibilities of Vice President, Business Development. Mr. Melendrez has over 21 years legal experience in the semiconductor and related industries. He received a B.A. from the University of Notre Dame, a J.D. from the University of San Francisco, and an M.B.A. from Pepperdine University.

Stephen W. Michael joined Exar as Vice President New Market Development in September 1992. In July 1995, he was appointed Vice President Operations, and in May 2001, he was appointed to his current position of Vice President, Operations and Reliability & Quality Assurance. Mr. Michael has 30 years of semiconductor industry experience, most recently as Vice President and General Manager, Analog and Custom Products with Catalyst Semiconductor. He joined Catalyst in 1987 and served in various senior positions. He holds a B.S. in Electrical Engineering from the University of California at Davis.

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

Frank P. Carrubba joined the Company as a Director in August 1998. Dr. Carrubba served as Executive Vice President and Chief Technical Officer of Philips Electronics, headquartered in Eindhoven, The Netherlands, from 1991 to 1997. From 1982 to 1991, Dr. Carrubba was with Hewlett-Packard Company, where he was a member of the Group Management Committee and was Director of Hewlett-Packard Laboratories. Prior to joining Hewlett- Packard, he spent 22 years as a member of the technical staff at IBM Corporation’s Thomas J. Watson Research Laboratory in Yorktown Heights, New York. Dr. Carrubba was one of the original designers of the RISC Architecture, for which he was named “Inventor of the Year” by the Intellectual Property Owners in

Washington, D.C. in 1992. Dr. Carrubba is also a Director of Coherent, Inc., a global leader in the design, manufacture and sale of lasers, and Gyration, Inc., creators of in-air cordless mice and controllers for games, presentations and virtual reality. In June 2002, Dr. Carrubba was appointed Chairman of the Board of Accerra Corporation, a provider of secure online services for business communications located in Santa Rosa, California.

James E. Dykes joined the Company as a Director in May 1994. Mr. Dykes served as President and CEO of the Signetics division of North American Philips Corporation, a manufacturer of industrial and consumer electronics, from 1989 to 1993, and from 1987 to 1988, as President and CEO of TSMC, a semiconductor foundry in Taiwan. Prior to joining TSMC, Mr. Dykes held various management positions with other semiconductor and related companies, including General Electric Company, a diversified international manufacturer of defense, electrical and other products, and Harris Semiconductor, Inc., a manufacturer of semiconductors and integrated circuits. Mr. Dykes also is a Director of the Thomas Group, Inc., a management services company, and CREE Research, Inc., a silicon carbide materials and electronics company.

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

ITEM 2.     PROPERTIES

Exar’s executive offices, marketing and sales, research and development, manufacturing, test and engineering operations are located in Fremont, California in two buildings that the Company owns, which consist of approximately 151,000 square feet. Additionally, the Company owns approximately 5.3 acres of undeveloped property adjacent to its headquarters, which is presently being held for future office expansion. The Company leases additional space for sales offices in or near Atlanta; Boston; Chicago; Dallas; Kawasaki, Japan; and Valauris, France.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of Exar is traded on The Nasdaq Stock Market, Inc. under the symbol “EXAR.” The following table sets forth the range of high and low sales prices of the Company’s common stock for the periods indicated, as reported by Nasdaq. The listed quotations represent inter-dealer prices without retail markups, markdowns or commissions.

The Company has never paid cash dividends on its common stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 208 stockholders on record as of May 31, 2003. The Company believes it has in excess of 6,772 beneficial stockholders. The last sales price for Exar’s common stock, as reported by Nasdaq on May 31, 2003 was $16.24 per share.

	Common Stock Prices
	High	Low
FISCAL 2003
Quarter ended March 31, 2003	$14.56	$12.00
Quarter ended December 31, 2002	$15.03	$10.59
Quarter ended September 30, 2002	$19.58	$11.55
Quarter ended June 30, 2002	$24.50	$17.98

FISCAL 2002
Quarter ended March 31, 2002	$25.11	$17.82
Quarter ended December 31, 2001	$25.70	$14.81
Quarter ended September 30, 2001	$26.10	$15.28
Quarter ended June 30, 2001	$32.60	$15.38

Information relating to securities authorized for issuance under equity compensation plans under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the caption “Equity Compensation Plan Summary.”

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

	Years Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Consolidated Statements of Operation Data:
Net sales	$67,008	$54,988	$112,924	$78,554	$71,868
Gross profit	36,811	30,964	66,956	44,402	38,482
Income (loss) from operations	(4,221)	(8,882)	18,146	3,946	4,051
Net income (loss)	(32,300)	4,028	28,434	15,115	5,424

Net income (loss) per share:
Basic	$(0.81)	$0.10	$0.75	$0.52	$0.19
Diluted	$(0.81)	$0.10	$0.66	$0.47	$0.19

Shares used in computation of net income (loss) per share:
Basic	39,674	38,921	38,104	28,953	28,176
Diluted	39,674	41,996	42,856	32,394	28,800

	As of March 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term and long-term marketable securities	$422,110	$404,201	$432,384	$380,158	$81,410
Working capital	368,489	351,867	412,772	393,570	91,885
Total assets	479,225	503,035	499,348	438,433	138,296
Long-term obligations	312	385	476	574	664
Retained earnings	72,399	104,699	100,673	72,239	57,124
Stockholders’ equity	$466,766	$491,505	$483,997	$425,041	$125,757

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Annual Report on Form 10-K (the “Annual Report”) under the caption “Part I, Item 1. Business,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the Company’s net sales, (2) the Company’s gross margins, (3) the Company’s ability to control and/or reduce operating expenses, (4) the Company’s research and development efforts, (5) customer acceptance of the Company’s new products, (6) the Company’s ability to maintain positive operating cash flows to fund future operations, (7) the sufficiency of the Company’s capital resources, (8) the Company’s capital expenditures, (9) competitive pressures and (10) the general market and economic outlook. The Company disclaims any obligation to update information in any forward-looking statement.

Overview

Exar designs, develops and markets high-performance, high-bandwidth physical-interface and access control solutions for the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also designs, develops and markets IC products that address the needs of the serial communications market and the video and imaging markets. Exar uses its design methodologies to develop products ranging from ASSPs, designed for industry-wide applications, to semi-custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar’s products provide the following benefits to its users:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus on core competencies and outsource standards-based solutions.

The Company’s customers include, among others, Alcatel, Cisco Systems, Inc., Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. For the fiscal year ended March 31, 2003, one customer, Hewlett-Packard, accounted for 26.4% of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales during this period.

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

For the fiscal year ended March 31, 2003, the Company’s communications product sales represented 59.1% of its net sales.

The Company markets its products in the Americas through independent non-exclusive sales representatives and independent non-exclusive distributors as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and Asia/Pacific Region by its wholly owned subsidiaries. The Company’s international sales represented 58.6%, 47.4% and 38.5% of net sales for the years ended March 31, 2003, 2002 and 2001, respectively. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international sales and operations expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency while its sales are denominated in United States Dollars. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge the operating results of its foreign subsidiaries against this currency exchange risk. Although foreign sales within certain countries or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

To date, inflation has not had a significant impact on the Company’s operating results.

Financial Outlook for Fiscal Year 2004

The Company believes that further capital expenditure reductions and reduced enterprise spending by communications carriers in calendar year 2003 will put further downward pressure on demand for equipment and products sold by Exar’s customers. As a consequence, Exar continues to experience limited visibility with respect to customer demand for its communications products. The Company expects that long-term video, imaging and other revenue will decline further due to anticipated decreases in imaging product sales resulting from Hewlett-Packard’s product transitions, seasonality and competing sources. The Company may not be able to sustain or grow its communications revenue sufficiently to offset the anticipated decline in its video, imaging and other revenue, thus the Company’s future results of operations and financial condition may be negatively impacted. The Company believes that these factors may be offset, in part, by the improved operational efficiencies resulting from the cost containment measures undertaken by Exar commencing in fiscal year 2002 through fiscal year 2003.

The Company has continued to witness the design of its communication devices into several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is positioned for growth as market conditions improve. In addition, the Company’s serial communication devices achieved record-level design wins in fiscal year 2003. However, if the Company’s assumptions prove to be inaccurate, the design wins fail to result in significant revenue or the Company experiences pressure on its bookings and backlog as a result of competition or unfavorable market conditions, the Company’s future results of operations and financial condition may be negatively impacted.

The Company anticipates that interest income will continue to be under pressure as interest rates remain at historical lows. The Company plans to continue exchanging some of its shorter-termed marketable securities for longer-termed marketable securities in order to capitalize on higher yields offered by longer-termed securities. However, if the Company consumes cash in excess of future cash receipts, resulting in decreased average cash balances available for earning interest, the Company’s results of operations and financial condition may be negatively impacted.

Critical Accounting Policies and Use of Estimates

The U.S. Securities and Exchange Commission (the “SEC”) has released FR-60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which encourages companies to disclose critical accounting policies, judgments and uncertainties affecting the application of those policies and the likelihood that materially different financial results would be reported under different conditions or with the use of different assumptions. Such critical accounting policies, as defined by the SEC, are those that are both most significant to the depiction of a company’s financial condition and results and require the use of difficult, subjective and complex judgment by management, often as a result of the need to make estimates about the effect of matters that are uncertain.

The Company’s financial statements and accompanying disclosures, which are prepared in conformity with the accounting principles generally accepted in the United States, require that management use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period for which they are determined to be necessary.

Exar’s most critical accounting policies relate to: (1) net sales; (2) reserves for excess inventories; (3) income taxes and (4) investments in non-public entities. These accounting policies, the basis for the underlying estimates and the potential impact on the Company’s consolidated financial statements, should any of the estimates prove to be inaccurate, are further described below:

Net Sales

Net sales are comprised of product deliveries principally to OEMs or their contract manufacturers and non-exclusive domestic distributors. For the fiscal year ended March 31, 2003, 82.5% and 17.5% of net sales were derived from product sales to OEMs and non-exclusive domestic distributors, respectively. For the fiscal year ended March 31, 2002, 72.4% and 27.6% of net sales were derived from product sales to OEMs and non-exclusive domestic distributors, respectively. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is reasonably assured. The Company has agreements with its non-exclusive domestic distributors, which provide for returns and allowances to these distributors. The Company records an allowance, at the time of delivery to such distributors, based on authorized and historical patterns of returns and other concessions. The following is a description of the provisions of the agreements allowing the distributors certain volume-based discounts and rights of return.

(a)	Volume Discounts. The Company provides for discounts based on volume ordered by a distributor for a specific product with a specified volume for a given customer over a period not to exceed one year. Exar records a provision for future volume discounts when the related revenue is recognized. The provision is based on historical information and other known factors. If the Company’s provision does not accurately reflect future volume discounts, the Company’s net sales could be materially and adversely affected.

(b)	Stock Rotation. The Company allows a non-exclusive domestic distributor to exchange products, generally in an amount of up to 10% of the amount purchased in the preceding quarter, provided that a purchase order from the distributor for an equal dollar amount of other products is in place at the same time of the exchange authorization. The Company uses historical information along with current market conditions and experiences to support the allowance recorded against sales for potential future stock rotations. This allowance is recorded at the same time that revenue is recognized. If the recorded allowance does not accurately reflect future stock rotations, the Company’s net sales could be materially and adversely affected.

As of March 31, 2003, the Company had $942,000 of allowances for future volume discounts and stock rotation related to sales that were recorded during the fiscal year ended March 31, 2003. The Company has estimated volume discounts and stock rotation required by its distributors. However, the Company’s actual experience could differ from its original estimated allowances, therefore requiring adjustments to revenues in the relevant period.

Inventories

The Company’s policy is to establish accruals against inventory supply in excess of approximately six months of forecasted demand, unless there are other factors indicating that the inventory will be sold at a profit after six months. Such factors include, among others, known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at the Company’s distributors, past and current market conditions, anticipated demand for the Company’s products and current business conditions when determining if a provision for excess inventory is required. The Company’s net inventories at March 31, 2003 were $2.9 million, compared with $7.3 million at March 31, 2002. The decrease of $4.4 million was primarily the result of the $2.3 million write-off of inventory in fiscal year 2003. Should management’s assumptions used in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which would impact the results of operations.

Deferred Income Tax Assets

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Changes in tax rates affect the deferred income tax assets and liabilities and are recognized in the period in which the tax rates are enacted. In the event that the Company is unable to generate sufficient operating income in future periods, the deferred tax assets including the operating loss and credit carryforward components of the deferred tax assets would not be realized, which would result in a write-down of the deferred tax assets and a reduction of net income or an increase in net loss.

Investments in Non-Public Entities

Internet Machines Corporation

In July 2001, Exar invested $40.3 million in the Series C Preferred Stock financing for a 16% equity interest in Internet Machines Corporation (“IMC”), a pre-revenue, privately-held company which has developed a family of highly-integrated communications ICs designed to provide protocol-independent network processing, switch fabric and traffic management solutions for high-speed optical, MAN and Internet infrastructure equipment.

Because IMC is a non-public company, determining the market value of this investment is judgmental in nature and depends on management’s assessment of IMC’s performance, among other factors. Management must assess, among other matters, the possibility of successful introduction of IMC’s new products at a point in time when there is market demand for this new technology. This investment is subject to risks, including the risks that a suitable market for such technology may not exist as IMC markets it products, or that a competitor may develop a similar or superior product, or that the new products may fail to meet market demand, or that market demand fails to develop for IMC’s new products. Should any of these or other risks materialize, this asset would become impaired. In such case, the Company would be required to write-down the asset and record the related expense in the same period.

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded against its earnings an investment impairment charge of $35.3 million, reducing its equity investment from $40.3 million to $5.0 million. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize additional impairment to the investment, resulting in additional expense in the Company’s Consolidated Statements of Operations.

TechFarm Ventures

As of March 31, 2003, the Company had invested $4.0 million in TechFarm Ventures (Q), L.P. (the “TechFarm Fund”). Exar became a limited partner in the TechFarm Fund in May 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of the TechFarm Fund, a Delaware Limited Partnership, and focuses its investment activities on seed and early-stage technology companies. The Company’s capital commitment to the fund was $8.0 million, 10% of the total fund’s committed capital. The Company had accounted for this investment in accordance with EITF D-46, “Accounting for Limited Partnership Investments,” through May 31, 2002. Effective May 31, 2002, in connection with the amendment of the partnership agreement, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the TechFarm Fund to $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company has fulfilled its capital contribution commitment and, therefore, will not be required to fund additional amounts. If the Company’s assessed value of its investment falls below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statement of Operations.

For the fiscal year ended March 31, 2003, Exar recorded charges against its earnings totaling $513,000, representing Exar’s portion of total losses in the TechFarm Fund and expenses through May 31, 2002. In the fiscal year ended March 31, 2002, the Company recorded a $680,000 charge against its earnings for its proportionate share of the TechFarm Fund losses and expenses. At March 31, 2003, the investment amount represents Exar’s total contributed capital of $4.0 million less an investment write-down of $1.2 million, netting to the $2.8 million reflected on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Consolidated Statements of Operation.

Skypoint Telecom

As of March 31, 2003, the Company had invested approximately $944,000 in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund, including funded capital and capitalized expenses. The investment is carried at cost on the Company’s Consolidated Balance Sheet. Exar is obligated to fund a total of $5.0 million, which represents approximately 5% of the fund’s total capital commitments. Of the $5.0 million obligation, Exar had funded $925,000 as of March 31, 2003, which reflects the return to the Company of $750,000 of previously funded capital in the three months ended September 30, 2002. As of March 31, 2003, the Company’s remaining capital contribution obligation was $4.1 million. The Company reviews the fund’s investments periodically to determine if there has been a temporary or permanent decline in the market value of the investments below the value at which the Company is carrying them on the Company’s Consolidated Balance Sheet. In assessing the potential of an impairment to the investment, the Company considers the fund performance information provided by the fund’s general partner together with other independent market information and makes an estimate of the future market potential of the venture capital fund. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship to net sales of certain cost, expense and income items. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended March 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.1	43.7	40.7

Gross profit	54.9	56.3	59.3
Operating expense:
Research and development	33.2	39.8	21.1
Selling, general and administrative	28.0	32.6	22.1

Income (loss) from operations	(6.3)	(16.1)	16.1
Total other income (loss), net	(39.9)	26.6	23.3

Income (loss) before income taxes	(46.2)	10.5	39.4
Provision for income taxes	2.0	3.1	14.2

Net income (loss)	(48.2)%	7.4%	25.2%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended March 31,
	2003	2002	2001
Communications	59.1%	69.3%	73.8%
Video, Imaging and Other	40.9	30.7	26.2

	100.0%	100.0%	100.0%

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

Net Sales

Net sales for the fiscal year ended March 31, 2003 increased by 21.9% to $67.0 million compared to $55.0 million for the fiscal year ended March 31, 2002. The increase in net sales during fiscal year 2003 resulted from a 62.6% increase in video, imaging and other product sales, primarily as a result of sales to Hewlett-Packard. For the fiscal years ended March 31, 2003 and 2002, sales to Hewlett-Packard represented 26.4% and 13.8%, respectively of net sales, consisting of shipments of the Company’s imaging products to support Hewlett-Packard’s multifunction products.

The Company expects that long-term video, imaging and other revenue will decline further due to anticipated decreases in imaging product sales resulting from Hewlett-Packard’s product transitions, seasonality and competing sources. Although the Company anticipates an increase in communications product sales, this increase may not be sufficient to offset the estimated decline in video and imaging product sales. If communications product sales do not increase to offset such anticipated decline, the Company’s financial condition and results of operations will likely be adversely impacted.

In the fiscal year ended March 31, 2003, sales to North American customers remained relatively stable as compared with fiscal year 2002. International sales increased by 49.8% to $38.7 million, as compared to $25.8 million for the prior fiscal year, primarily the result of increased imaging product sales to Hewlett-Packard.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering; and

•	charges for excess inventory.

Included in the cost of sales for the fiscal year ended March 31, 2003 is a $2.3 million charge taken by the Company during the three months ended September 30, 2002 to write-down inventory the Company determined to be excess.

Gross profit as a percentage of net sales for the fiscal year ended March 31, 2003, including the inventory write-down of $2.3 million, was 54.9% compared to 56.3% for the fiscal year ended March 31, 2002. The decrease in gross profit as a percentage of net sales was primarily due to the inventory write-down of $2.3 million, partially offset by the Company’s ability to achieve manufacturing efficiencies resulting from increased production volumes. Such efficiencies were modestly offset by the increase in imaging and video product sales, which typically have lower margins than the Company’s communications products, for the fiscal year ended March 31, 2003, when compared to the same period a year ago. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, competitive pricing strategies, changes in product mix and other factors.

Research and Development

Research and development (“R&D”) costs consist primarily of:

•	the salaries and related expenses of engineering employees engaged in research, design and development activities;

•	costs related to design tools, supplies and services; and

•	facilities expenses.

R&D expenses for the fiscal year ended March 31, 2003 were $22.3 million, or 33.2% of net sales, compared to $21.9 million, or 39.8% of net sales, for the fiscal year ended March 31, 2002.

As a continuation of the cost containment measures undertaken by the Company in the fiscal year ended March 31, 2002, the Company implemented an approximate 10% workforce reduction effected on October 21, 2002 to further align the Company’s expenses with anticipated revenue (the “October Workforce Reduction”). In connection with the October Workforce Reduction, the Company reduced the number of engineering employees engaged in R&D. The Company began to realize the cost benefits associated with these measures were realized in the quarter ended March 31, 2003. The Company anticipates that the impact of these cost benefits will be partially offset by increased spending on product development.

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

SG&A expenses for the fiscal year ended March 31, 2003 were $18.7 million, or 28.0% of net sales, compared to $18.0 million, or 32.6% of net sales, for the fiscal year ended March 31, 2002. The increase in SG&A spending in absolute dollars was primarily the result of increased professional fees and sales commissions.

In connection with the October Workforce Reduction, the Company reduced the number of employees engaged in selling, marketing and administration. The cost benefits associated with the October Workforce Reduction began to be realized in the quarter ended March 31, 2003. However, it is possible that future SG&A expenses will increase in absolute dollars as a result of possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and a general expansion of the Company’s operations. The Company continues to assess its cost structure and other programs to improve operational efficiencies. In the short term, many of the SG&A expenses are fixed, which results in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease.

Other Income (Loss), Net

Other income (loss), net primarily consists of:

•	impairment charges;

•	interest income;

•	realized gains on marketable securities; and

•	losses or gains resulting from investments in non-public companies and venture funds.

For the fiscal year ended March 31, 2003, other income (loss), net decreased to a loss of $26.8 million from income of $14.6 million for the prior fiscal year. This decrease resulted principally from a $35.3 million loss on long-term investments resulting from impairment charges.

During the quarter ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded an impairment charge of $35.3 million reported as a loss on other long-term investments.

Also reported within loss on other long-term investments in other income (expense), net for the fiscal years ended March 31, 2003 and 2002 are charges of $513,000 and $680,000, respectively, recorded for the Company’s equity investment portion of the loss experienced by the TechFarm Fund during those periods. In connection with the amendment of the partnership agreement effective May 31, 2002, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. The Company has fulfilled its capital contribution commitment. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee, having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company does not anticipate that it will take additional charges against earnings for losses incurred by the fund.

However, if the Company’s assessed value of its investment were to fall below the carrying value reported on the Company’s Consolidated Balance Sheet, the Company would be required to recognize an impairment charge, resulting in additional expense in the Company’s Consolidated Statement of Operations.

The decrease in other income (loss), net, was primarily due to the impairment charge coupled with lower interest-related earnings on cash and marketable securities. The Company expects that its interest income will continue to be adversely affected by continued downward pressure on interest rates and current economic conditions.

The Company may report additional losses in connection with its investment in the TechFarm Fund or its investment in IMC, which would negatively affect the Company’s future other income (loss), net. See “Investments in Non-Public Companies” in the Critical Accounting Policies Section of this Report.

Net realized gains on investments were $101,000 for the fiscal year ended March 31, 2003, as compared to $882,000 for the fiscal year ended March 31, 2002. The decrease resulted from greater sales of marketable securities in fiscal year 2002 relative to fiscal year 2003.

Provision for Income Taxes

The provision for income taxes for the year ended March 31, 2003 differs from the amount computed by applying the statutory federal rate. This difference is principally due to the Company’s decision not to recognize a tax benefit for the $35.3 million IMC asset impairment charge. This decision resulted from the Company’s uncertainty regarding whether it will earn sufficient future capital gains to offset this capital loss after the loss is recognized for tax purposes.

The effective tax rate for fiscal year 2003, excluding the asset impairment charge, was 30%, which is the same as the income tax rate recorded by the Company in fiscal year 2002, compared with the federal statutory rate of 35%. The difference is due primarily to tax-exempt interest and the use of income tax credits, partially offset by state income taxes.

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

Net Sales

Net sales for the fiscal year ended March 31, 2002 decreased by 51.3% to $55.0 million compared to $112.9 million for the fiscal year ended March 31, 2001. The Company believes that this significant revenue decrease was largely due to adverse telecommunications industry-wide economic conditions that led to a reduction in purchases by the Company’s customers. This resulted in decreased shipments of the Company’s products to communications equipment OEMs. Price changes did not have a material effect on net sales.

In the fiscal year ended March 31, 2002, sales to North American customers decreased by 58.6% to $29.2 million, as compared to $70.4 million for the prior fiscal year. International sales decreased by 39.3% to $25.8 million, as compared to $42.5 million for the prior fiscal year. Sales to North American customers represented 53.0% of net sales for the fiscal year ended March 31, 2002 compared to 62.3% for the prior fiscal year.

Gross Profit

Gross profit as a percentage of net sales for the fiscal year ended March 31, 2002 decreased to approximately 56.3%, compared to 59.3% for the fiscal year ended March 31, 2001. The decrease in gross margins in fiscal year 2002 from fiscal year 2001 levels was primarily the result of reduced shipment volumes without an equivalent decrease in manufacturing overhead costs, coupled with a shift in the Company’s product sales mix to lower-margin video and imaging products.

Research and Development

R&D expenses for the fiscal year ended March 31, 2002 were $21.9 million, or 39.8% of net sales, compared to $23.8 million, or 21.1% of net sales, for the fiscal year ended March 31, 2001. The decrease in R&D spending was due to labor cost reductions in fiscal year 2002 resulting from cost control measures undertaken by the Company.

Selling, General and Administrative

SG&A expenses for the fiscal year ended March 31, 2002 were $18.0 million, or 32.6% of net sales, compared to $25.0 million, or 22.1% of net sales, for the fiscal year ended March 31, 2001. The decrease in SG&A spending was primarily the result of cost control measures undertaken by the Company coupled with reduced sales commissions as a result of the decrease in net sales for the fiscal year ended March 31, 2002.

Other Income (Loss), Net

For the fiscal year ended March 31, 2002, other income (loss), net decreased by 44.5% to $14.6 million, as compared to $26.4 million for the prior fiscal year. Interest income, net for the fiscal year ended March 31, 2002 decreased to $14.4 million from $26.1 million for the prior fiscal year. This decrease resulted from a decline in interest rates.

Realized gains on investments were $882,000 for the fiscal year ended March 31, 2002, as compared to $59,000 for the fiscal year ended March 31, 2001. The increase resulted from greater sales of marketable securities in fiscal year 2002 relative to fiscal 2001. Declining interest rates allowed the Company to realize investment gains at the time of sale of these securities, but reduced the Company’s interest income.

The Company recorded losses of $680,000 for the fiscal year ended March 31, 2002 on its investment in the TechFarm Fund resulting from losses incurred by the fund on investments made during fiscal year 2002.

Provision for Income Taxes

The provision for income taxes is based on income before income taxes. The effective tax rate for fiscal year 2002 was 30.0% compared with the federal statutory rate of 35.0%. The difference is due primarily to the use of income tax credits, offset in part by state income taxes. The effective tax rate for fiscal 2001 was approximately 36.1% compared to the federal statutory rate of 35.0%. The difference was primarily due to state income taxes partially offset by the use of tax credits.

Quarterly Results

The following table contains selected unaudited quarterly financial data for the eight quarters ended March 31, 2003, both in absolute dollars as well as in terms of percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to present fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter.

	Quarter Ended
	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001
	(In thousands, except per share amounts)
Net sales	$15,047	$15,029	$19,001	$17,931	$15,492	$13,998	$13,138	$12,360
Cost of sales	5,601	6,312	10,592	7,692	6,717	6,168	5,714	5,425

Gross profit	9,446	8,717	8,409	10,239	8,775	7,830	7,424	6,935
Operating expense:
Research and development	5,555	5,344	5,715	5,683	5,657	5,555	5,234	5,449
Selling, general and administrative	4,291	4,581	4,928	4,935	4,571	4,325	4,423	4,632

Income (loss) from operations	(400)	(1,208)	(2,234)	(379)	(1,453)	(2,050)	(2,233)	(3,146)
Other income (loss), net	2,006	2,339	(33,062)	1,956	2,752	2,650	4,064	5,170

Income (loss) before income taxes	1,606	1,131	(35,296)	1,577	1,299	600	1,831	2,024
Provision for income taxes	483	339	23	473	389	180	408	749

Net income (loss)	$1,123	$792	$(35,319)	$1,104	$910	$420	$1,423	$1,275

Net income (loss) per share:
Basic	$0.03	$0.02	$(0.89)	$0.03	$0.02	$0.01	$0.04	$0.03
Diluted	$0.03	$0.02	$(0.89)	$0.03	$0.02	$0.01	$0.03	$0.03
Shares used in the computation of net income (loss) per share:
Basic	39,997	39,788	39,602	39,307	39,058	38,964	38,873	38,790
Diluted	41,378	41,180	39,602	41,921	42,027	42,032	41,833	42,094
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.2%	42.0%	55.7%	42.9%	43.4%	44.1%	43.5%	43.9%

Gross margin	62.8%	58.0%	44.3%	57.1%	56.6%	55.9%	56.5%	56.1%
Operating expense:
Research and development	36.9%	35.6%	30.1%	31.7%	36.5%	39.7%	39.8%	44.1%
Selling, general and administrative	28.5%	30.5%	25.9%	27.5%	29.5%	30.9%	33.7%	37.5%

Income (loss) from operations	(2.6)%	(8.1)%	(11.7)%	(2.1)%	(9.4)%	(14.7)%	(17.0)%	(25.5)%
Other income (loss), net	13.3%	15.6%	(174.0)%	10.9%	17.8%	18.9%	30.9%	41.8%

Income (loss) before income taxes	10.7%	7.5%	(185.7)%	8.8%	8.4%	4.2%	13.9%	16.3%
Provision for income taxes	3.2%	2.3%	0.1%	2.6%	2.5%	1.3%	3.1%	6.1%

Net income (loss)	7.5%	5.2%	(185.8)%	6.2%	5.9%	2.9%	10.8%	10.2%

Commencing with the three months ended March 31, 2001, the Company’s gross margins have fluctuated through fiscal year 2003. Excluding the inventory write-down of $2.3 million recorded in the three months ended September 30, 2002 for excess communications product inventory, the Company would have reported quarterly gross margins for fiscal year 2003 that were flat to slightly greater than those reported in fiscal year 2002. The Company’s ability to achieve manufacturing efficiencies resulting from increased production volumes also contributed to the improved gross margins reported by the Company in fiscal year 2003 excluding the inventory write-down. Such efficiencies were modestly offset by the increase in imaging and video product sales, which typically have lower margins than the Company’s communications products.

The Company’s operating results for fiscal year 2003 improved from those reported in fiscal year 2002, excluding the asset impairment charge of $35.3 million related to the decline in the fair market value of the Company’s 16% equity investment in IMC. The improvement in operating results was primarily due to higher sales and cost containment measures implemented by the Company in fiscal year 2002 and sustained through fiscal year 2003.

Liquidity and Capital Resources

The Company does not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. Due to the strength of its financial position, the Company elected not to renew a credit facility agreement with a domestic bank under which it had been permitted to execute up to $15.0 million in foreign currency transactions. At March 31, 2003, the Company had no foreign currency contracts outstanding.

The Company’s principal source of liquidity in fiscal years 2003 and 2002 were cash and cash equivalents, short-term marketable securities and long-term marketable securities which increased by $17.9 million to $422.1 million at March 31, 2003 from $404.2 million at March 31, 2002. Cash and cash equivalents decreased from $317.4 million at March 31, 2002 to $231.0 million at March 31, 2003. The decrease was due to net cash used in investing activities of $110.2 million, partially offset by net cash provided by operating activities of $16.4 million and net cash provided by financing activities of $7.3 million.

The Company generated cash flows from operating activities of $16.4 million in the fiscal year ended March 31, 2003 as compared to $16.0 million in the fiscal year ended March 31, 2002. The positive cash flow from operations in fiscal year 2003 was attributable, in part, to a $4.7 million refund from the Internal Revenue Service resulting from favorable tax law changes under the 2002 Federal Economic Stimulus Bill, which enabled companies to apply any 2001 net operating tax losses to taxable income realized in the previous five years. Also contributing to the positive operating cash flow for the fiscal year ended March 31, 2003 were $44.9 million in additional adjustments to the $32.3 million net loss for depreciation and amortization, loss on other long-term investments, provision for doubtful accounts and inventory write-down and a $2.1 million decrease in inventories. These amounts were slightly offset by increases in accounts receivable and prepaid expenses. The Company generated cash from operating activities of $16.0 million during the fiscal year ended March 31, 2002. Adjustments to net income of $4.0 million for that year included $12.0 million of non-cash charges and changes in working capital.

Net cash used in investing activities totaled $110.2 million in the fiscal year ended March 31, 2003 as compared to $92.0 million in the fiscal year ended March 31, 2002. During the fiscal year ended March 31, 2003, the Company’s investing activities included proceeds from the maturity of $61.6 million and $109.8 million of short-term and long-term marketable securities, respectively. For the same period, purchases of both short-term and long-term securities were $168.1 million and $107.3 million, respectively. Purchases of manufacturing test equipment, computer equipment, software and hardware used for product development amounted to $6.0 million for the fiscal year ended March 31, 2003. Included in purchases of property and equipment were progress payments totaling $3.5 million related to the on-site power generation project that the Company has undertaken in order to produce its own electricity for its Fremont headquarters. The Company expects that the total on-site power generation project costs, net of an approximate $926,000 refund to be issued by the California Energy Commission, will be approximately $2.8 million. The on-site power generation project is expected to be completed and to become operational by June 30, 2003.

As of March 31, 2003, the Company had funded $925,000 of its $5.0 million committed capital in the Skypoint Fund. As of June 30, 2002, the Company had funded $1.5 million of its committed capital. However, during the quarter ended September 30, 2002, the Skypoint Fund refunded $750,000 of the Company’s previous capital contribution. The Company is obligated to contribute its remaining committed capital of approximately $4.1 million as needed. To meet its capital commitment to the fund, the Company may need to use its existing cash, cash equivalents and marketable securities.

Effective May 31, 2002, the Company and TechFarm Ventures Management L.L.C. agreed to, among other matters, reduce the Company’s capital commitment in the TechFarm Fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. As of June 1, 2002, the Company had satisfied its capital contribution obligation through the final capital contribution of $801,517.

Net cash provided by financing activities totaled $7.3 million in the fiscal year ended March 31, 2003 as compared to $3.9 million in the fiscal year ended March 31, 2002 representing proceeds from the issuance of common stock. During fiscal year 2003, the Company received $7.3 million from the issuance of approximately 961,000 shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s employee stock purchase plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. Although the Company did not repurchase any of its outstanding shares during fiscal years 2002 and 2003, the Company may utilize this program in the future, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. As of March 31, 2003, the Company had approximately $4.4 million of outstanding purchase commitments with several suppliers for the purchase of wafers, capital equipment and various service contracts. The Company expects to receive and pay for the wafers and capital equipment within the next six months and pay for its various service contracts over the next twelve months from its existing cash balances.

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2003 (in thousands):

	Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Purchase Obligations	$4,385	$—	$—	$—	$—	$—	$4,385
Venture Investment Commitments
(Skypoint Fund)(1)	—	—	—	—	—	—	4,075
Lease Obligations	119	93	45	45	45	11	358

Total	$4,504	$93	$45	$45	$45	$11	$8,818

(1)	The payments related to the venture commitment, Skypoint Fund, do not have a set payment schedule. The remaining amount payable to the fund will be required to be paid at the discretion of the fund’s management and in accordance with the limited partnership agreement with the fund.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company’s needs and prevailing market conditions. The Company believes that its cash and cash equivalents, short-term marketable securities, long-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next

12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations. From time to time, the Company evaluates potential acquisitions and equity investments complementary to its design expertise and market strategy, which may include investments in wafer fabrication foundries. To the extent that the Company pursues or positions itself to pursue these transactions, the Company could choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

Recently Issued Accounting Pronouncements

In May 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not have any effect on the Company’s financial statements.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on its financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that adoption of EITF 00-21 will have no material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” (“SFAS 148”). SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 8—“Stockholders’ Equity.” The Company does not intend to adopt the accounting provisions of SFAS 123 for employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

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

IF THE COMPANY IS UNABLE TO GENERATE ADDITIONAL REVENUE FROM THE SALE OF ITS COMMUNICATIONS PRODUCTS, OR ITS REVENUE FROM THESE PRODUCTS DECLINES, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE MATERIALLY AND ADVERSELY IMPACTED.

Although communications revenue is expected to grow in the long term, it may not grow fast enough to offset the expected decline in revenue from non-communications products. If communications revenue does not increase in the future, the Company’s financial condition and results of operations will be materially and adversely impacted.

The Company is continuing to focus a significant portion of its research and sales resources on the communications market. As a result, the Company’s dependence on this market, as compared to Exar’s dependence on other markets, such as video and imaging, is increasing. Given the Company’s increasing dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market, either by taking market share from competitors or by maintaining market share while in a growing market. If the Company is not able to generate additional revenue in the communications market, the Company’s business, financial condition and results of operations will be materially and adversely impacted.

THE SLOWDOWN AND UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES MAY CONTINUE TO ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Decreased consumer confidence, reduced corporate profits, lower capital spending, the impact of the Iraq war, the outbreak of the Severe Acute Respiratory Syndrome (“SARS”) and other geopolitical factors have had, and continue to have, a negative impact on the U.S. and global economies. Many of the Company’s customers continue to experience significant declines in demand for their products as a result of continued uncertainty regarding future capital spending by the communications service providers. This uncertainty regarding capital spending is based upon the weak operating results of these service providers, which, in turn, have hindered their ability to obtain additional capital from the public markets in order to continue to build their networks. Communications service providers continue to face significant financial challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. These challenges have been exacerbated by disclosures of accounting irregularities by communications service providers and other large public companies. If the Company’s customers delay or cancel their orders for the Company’s products, the Company’s revenues and results of operations may be negatively impacted.

The extent and severity of this economic downturn, in conjunction with the uncertainty of the geopolitical environment, have made it difficult for the Company to predict when and if demand for its products will increase. Additionally, the Company does not expect the trend of lower capital spending among service providers to reverse itself in the near future. Therefore, the Company does not know when or how quickly its customers will place new orders. Furthermore, the Company’s revenues may decline in the future, which could materially and adversely impact the Company’s business, financial condition and results of operations.

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

Because the IC markets are highly fragmented, the Company generally encounters different competitors in the various markets in which it competes. Competitors with respect to the Company’s communications products include Applied Micro Circuits Corporation, Mindspeed Technologies, a division of Conexant Systems Inc., PMC-Sierra, Inc., TranSwitch Corporation, and Vitesse Semiconductor Corporation. Competitors in the Company’s serial communications and video and imaging markets include Philips Electronics, Texas Instruments Incorporated and Wolfson Microelectronics LTD. Many of the Company’s competitors have greater financial, technical and management resources than the Company. Some of these competitors may be able to sell their products at prices below which it would be profitable for the Company to sell its products.

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues due to limited visibility being provided by customers and channel partners;

•	fluctuations in demand for the Company’s products;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s ability to maintain adequate inventory levels and purchase commitments;

•	the timing and size of orders from customers;

•	the reduction, rescheduling or cancellation of orders by customers;

•	the availability of materials needed by the Company from its foundries and suppliers;

•	the ability of the Company’s suppliers and communications service providers to obtain financing or to fund capital expenditures;

•	fluctuations in the manufacturing output, yields and capacity of the Company’s suppliers;

•	changes in the mix of products that the Company’s customers purchase;

•	the cost of materials and services used to make the Company’s products;

•	changes in the Company’s shipment volume;

•	the Company’s ability to successfully introduce new products;

•	the announcement or introduction of products by the Company’s competitors;

•	the availability of third-party foundry, assembly and test capacity and raw materials;

•	erosion of average selling prices as a product matures coupled with the inability to sell newer products with higher average selling prices, resulting in lower revenue and margins;

•	competitive pressures on selling prices, product availability or new technologies;

•	the amount and timing of costs associated with product warranties and returns;

•	the amount and timing of the Company’s investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	changes in customer concentration or requirements within certain market segments;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	disruption in the sales or distribution channels;

•	costs associated with strategic equity investments, acquisitions and the integration of acquired operations;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	general conditions in the economy, terrorist acts or acts of war and conditions in the communications and semiconductor industry;

•	build-up of customer and/or channel inventory;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	changes in accounting rules, such as the possible future requirement to record expenses for employee stock option grants; and/or

•	fluctuations in interest rates.

As a consequence, operating results for a particular future period are difficult to predict, and prior results are not necessarily indicative of results to be expected in the future. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on the Company’s business, financial condition and results of operations.

THE COMPANY’S OPERATING RESULTS MAY VARY SIGNIFICANTLY BECAUSE OF THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, AND SUCH VARIATIONS COULD MATERIALLY AND ADVERSELY AFFECT THE DEMAND FOR THE COMPANY’S PRODUCTS.

The Company competes in the communications market within the semiconductor sector, both of which are cyclical and subject to technological change. During the second half of the fiscal year ended March 31, 2001 through the quarter ended March 31, 2003, the semiconductor industry experienced a significant downturn characterized by diminished product demand, excess production capacity, high inventory levels and accelerated erosion of average selling prices. Should the current economic downturn in the communications and semiconductor industry continue or worsen or simply fail to recover fully from current levels, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

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

In the future, the Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business. Competition for skilled employees having unique technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options. With respect to the Company’s management, the Company’s anticipated future growth is expected to continue to place additional demands on management resources and, therefore will likely require the addition of new management personnel as well as the development of additional expertise by existing management personnel. The failure to retain and recruit key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

IF THE SEVERE ACUTE RESPIRATORY SYNDROME CONTINUES TO SPREAD, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company has not experienced any direct impact from the SARS epidemic, which has infected large parts of Asia, including China, Hong Kong and Singapore. The Company has taken steps to limit its employees’ travel to known highly infected areas. The contract manufacturers that the Company uses are located in Asia and some of their manufacturing facilities are located close to areas that are being impacted by SARS. If the growth of this disease continues to spread, it could negatively impact the Company’s ability to continue business with its contract manufacturers located in Asia. Such a supply disruption with the Company’s contract manufacturers could have a material adverse impact on the Company’s business, financial condition and results of operations.

THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES TO MANUFACTURE ITS ICs. ANY DISRUPTION IN OR LOSS OF THE FOUNDRIES’ CAPACITY TO MANUFACTURE THE COMPANY’S PRODUCTS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING THE POTENTIAL FOR AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER MATERIALS COSTS; THESE RISKS MAY LEAD TO DELAYED PRODUCT DELIVERY OR INCREASED COSTS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company does not own or operate a semiconductor fabrication facility. Most of its products are based on CMOS processes. Although two foundries manufacture the Company’s products based on CMOS processes, a substantial majority is manufactured at a single foundry. That foundry has announced its intention to discontinue manufacturing products in its six-inch wafer manufacturing facility and transfer the existing business to one of its eight-inch wafer manufacturing facilities. This will require the qualification and transfer of many of the Company’s products over the next several quarters. The Company does not have long-term wafer supply agreements with its foundries that would guarantee wafer or product quantities, prices, and delivery or lead times. Rather, the foundries manufacture the Company’s products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements. However, the ability of each foundry to provide wafers to the Company is limited by the foundry’s available capacity. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company’s reliance on third party foundries include:

•	the lack of control over delivery schedules;

•	the risks inherent in the announced closure and transfer of operations by one of the Company’s principal foundries from a facility which utilizes six-inch wafer manufacturing technologies to a facility that is based on eight-inch wafer manufacturing technologies;

•	limited control over quality assurance, manufacturing yields and production costs; and/or

•	potential misappropriation of the Company’s intellectual property.

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a manufacturing disruption experienced by one or more of the Company’s foundries or sudden reduction or elimination of any existing source or sources of semiconductor devices, which might include the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s foundries;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products;

•	failure of the Company’s suppliers to obtain the raw materials and equipment used in the production of its ICs;

•	qualification and transfer of products to the eight-inch wafer manufacturing facility;

•	excess inventory associated with the transfer to the eight-inch wafer manufacturing facility;

•	acts of terrorism or civil unrest or an unanticipated shut-down due to SARS; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain foundries’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

IF THE COMPANY’S FOUNDRIES DISCONTINUE OR FAIL TO SUCCESSFULLY TRANSFER THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY’S DEMANDS OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY’S PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company depends on independent subcontractors for the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following significant risks:

•	the Company’s reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s subcontractors;

•	acts of terrorism or civil unrest;

•	delayed deliveries due to SARS;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	maintaining availability of qualified assembly or test services;

•	potential increases in assembly and test prices; and/or

•	potential misappropriation of the Company’s intellectual property.

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

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture most of its products. The Company’s dependence on these subcontractors involves the following risks:

•	political, civil and economic instability;

•	disruption to transportation to and from Asia;

•	disruptions to manufacturing at subcontractors due to the outbreak of SARS;

•	embargoes affecting the availability of raw materials, equipment or services;

•	changes in tax laws, tariffs and freight rates; and/or

•	compliance with local or foreign regulatory requirements.

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

International sales accounted for 58.6% of net sales for the fiscal year ended March 31, 2003. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political, civil and economic instability;

•	disruptions to customer operations due to the outbreak of SARS;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and/or

•	potentially adverse tax consequences.

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

The Company sells many of its products through two non-exclusive domestic distributors and numerous sales representatives. The Company’s non-exclusive domestic distributors and sales representatives could reduce or discontinue sales of the Company’s products. They may not devote the resources necessary to sell the Company’s products in the volumes and within the time frames that the Company expects. In addition, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. The Company believes that its success will continue to depend on these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell the Company’s products, the Company’s business, financial condition and results of operations could be harmed.

BECAUSE THE COMPANY’S COMMUNICATIONS ICs TYPICALLY HAVE LENGTHY SALES CYCLES, THE COMPANY MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF REVENUE DERIVED FROM THESE PRODUCTS.

Due to the communications IC equipment product cycle, historically it has taken the Company more than 18 months to realize volume shipments after its initial contact with a customer. The Company first works with customers to achieve a design win, which may take six months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

IF THE COMPANY IS UNABLE TO CONVERT A SIGNIFICANT PORTION OF ITS DESIGN WINS INTO ACTUAL REVENUE, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth of the Company. However, many of the Company’s design wins may never generate revenues as the Company’s customers’ own projects and product offerings may be cancelled or may fail to generate sufficient demand in their end markets. Additionally, some of the Company’s design wins are from privately-held, early-stage companies, thus increasing the risk that some of the Company’s design wins may not translate into future revenue because these customers may fail prior to the time that their products are ready to ship. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 12 months. If the Company fails to convert a significant portion of its design wins into substantial revenue, it could materially and adversely impact the Company’s business, financial condition and results of operations.

THE COMPANY’S BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

Due to possible customer changes in delivery schedules and quantities actually purchased, cancellations of orders, distributor returns or price reductions, the Company’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of the order backlog during any particular period, or the failure of the Company’s backlog to result in future revenue, could negatively impact the Company’s business, financial condition and results of operations.

FIXED OPERATING EXPENSES AND A COMPANY PRACTICE OF ORDERING MATERIALS IN ANTICIPATION OF FUTURE CUSTOMER DEMAND COULD MAKE IT DIFFICULT FOR THE COMPANY TO RESPOND EFFECTIVELY TO SUDDEN SWINGS IN DEMAND; SUCH SUDDEN SWINGS IN DEMAND COULD THEREFORE HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include, among others:

•	diversion of management’s attention from normal daily operations of the business;

•	the possibility that the Company may not receive a favorable return on its investment, the original investment may become impaired, and/or the Company may incur losses from these investments; and/or

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

The risks involved with acquisitions include, among others:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	failure to retain key personnel;

•	difficulties in entering markets in which the Company has no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute the Company’s current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges against the Company’s future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and/or

•	becoming subject to litigation.

The risks involved with strategic equity investments include, among others:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

The Company cannot assure that it will be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any delays or other such operations or financial problems could adversely impact the Company’s business, financial condition and results of operations.

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

THE COMPANY COULD BE REQUIRED TO PAY SUBSTANTIAL DAMAGES OR COULD BE SUBJECT TO VARIOUS EQUITABLE REMEDIES IF IT WERE PROVEN THAT IT INFRINGED ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

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

Furthermore, the defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive to resolve and could require a significant portion of management’s time. In addition, rather than litigating an infringement matter, the Company may determine that it is in the Company’s best interests to settle the matter. Terms of a settlement may include the payment of damages and the Company’s agreement to license technology in exchange for a license fee and ongoing royalties. These fees could be substantial. If the Company were required to pay damages or otherwise became subject to such equitable remedies, its business, financial condition and results of operations would suffer. Similarly, if the Company were required to pay license fees to third parties based on a successful infringement claim brought against it, such fees could exceed the Company’s revenue.

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE THE COMPANY’S FACILITIES OR THOSE OF ITS SUPPLIERS.

The Company’s corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of the Company’s suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near its headquarters, the Company’s operations could be disrupted. Similarly, a major earthquake or other natural disaster near one or more of the Company’s major suppliers could adversely impact the operations of those suppliers, which could limit the supply of the Company’s products and harm its business.

THE COMPANY’S STOCK PRICE IS VOLATILE.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

•	the Company’s anticipated or actual operating results;

•	announcements or introductions of new products;

•	technological innovations by the Company or its competitors;

•	product delays or setbacks by the Company, its customers or its competitors;

•	potential supply interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement of litigation;

•	changes in estimates of the Company’s performance by securities analysts;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and market conditions.

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

The Company’s stockholders must give 120 days advance notice prior to any stockholders meeting at which a stockholder intends to nominate a candidate for director or present a proposal to the Company’s stockholders for approval. These notice requirements could inhibit a takeover by delaying stockholder action. The Company has in place a stockholder rights plan, or “poison pill,” that may result in substantial dilution to a potential acquirer of the Company in the event that the Company’s Board of Directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire the Company. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of the Company’s common stock. The Delaware statute makes it more difficult for the Company to be acquired without the consent of its Board of Directors.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations.    The Company is exposed to foreign currency fluctuations primarily through its foreign operations. This exposure is the result of foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, the Company will enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the fiscal year ended March 31, 2003, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 31, 2003, short-term investments consisted of auction rate securities, government and corporate securities of $136.8 million and long-term investments consisted of government and corporate securities of $54.3 million. At March 31, 2003, the difference between the fair market value and the underlying cost of such investments was $376,000.

The Company’s net income is dependent on, amongst other factors, interest income and realized gains from the sale of marketable investments. If interest rates continue to decline or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent Accountants

To the Stockholders and Board of Directors of Exar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

April 21, 2003

Report of Independent Accountants

Board of Directors and Stockholders

Exar Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Exar Corporation and its subsidiaries for the year ended March 31, 2001. Our audit also included the consolidated financial statement schedule listed for the year ended March 31, 2001 listed in Item 15.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Exar Corporation’s operations and cash flows for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

San Jose, California

April 23, 2001

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and equivalents	$231,007	$317,429
Short-term marketable securities	136,844	30,246
Accounts receivable (net of allowances of $1,142 in 2003 and $1,598 in 2002)	4,275	3,411
Inventory	2,893	7,291
Prepaid expenses and other	2,384	1,814
Deferred income taxes, net	3,233	2,821

Total current assets	380,636	363,012
Property, plant and equipment, net	28,054	26,496
Long-term marketable securities	54,259	56,526
Other long-term investments	8,759	44,379
Deferred income taxes, net	7,482	12,571
Other non-current assets	35	51

Total assets	$479,225	$503,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,295	$2,789
Accrued compensation and related benefits	3,269	3,108
Accrued sales commissions	740	915
Other accrued expenses	1,336	1,040
Income taxes payable	4,507	3,293

Total current liabilities	12,147	11,145
Long-term obligations	312	385

Total liabilities	12,459	11,530

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 and 50,000,000 shares authorized; 40,329,609 and 39,368,239 shares outstanding	398,606	391,302
Accumulated other comprehensive income	372	115
Retained earnings	72,399	104,699
Treasury stock; 245,000 and 245,000 shares of common stock at cost	(4,611)	(4,611)

Total stockholders’ equity	466,766	491,505

Total liabilities and stockholders’ equity	$479,225	$503,035

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended March 31,
	2003	2002	2001
Net sales	$67,008	$54,988	$112,924
Cost of sales	30,197	24,024	45,968

Gross profit	36,811	30,964	66,956
Operating expense:
Research and development	22,297	21,895	23,840
Selling, general and administrative	18,735	17,951	24,970

Income (loss) from operations	(4,221)	(8,882)	18,146
Other income (loss), net
Interest income, net	9,024	14,434	26,086
Loss on other long-term investments	(35,886)	(680)	—
Net realized gain on investments	101	882	59
Other income	—	—	220

Total other income (loss), net	(26,761)	14,636	26,365

Income (loss) before income taxes	(30,982)	5,754	44,511
Provision for income taxes	1,318	1,726	16,077

Net income (loss)	$(32,300)	$4,028	$28,434

Basic earnings (loss) per share	$(0.81)	$0.10	$0.75

Diluted earnings (loss) per share	$(0.81)	$0.10	$0.66

Shares used in the computation of net income (loss) per share:
Weighted average shares (basic)	39,674	38,921	38,104

Weighted average shares (diluted)	39,674	41,996	42,856

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balances, April 1, 2000	37,165,950	$352,614	—	$—	$72,237	$188	$425,039
Comprehensive income:
Net income					28,434		28,434	$28,434
Other comprehensive income:
Foreign currency translation adjustments						(61)	(61)	(61)
Unrealized gains on marketable securities						415	415	415

Comprehensive income								$28,788

Exercise of stock options	1,737,828	10,640					10,640
Income tax benefit from stock option transactions		22,569					22,569
Stock issued under employee stock participation plan	63,861	1,570					1,570
Acquisition of treasury stock			(245,000)	(4,611)			(4,611)

Balances, March 31, 2001	38,967,639	387,393	(245,000)	(4,611)	100,671	542	483,995
Comprehensive income:
Net income					4,028		4,028	$4,028
Other comprehensive income:
Foreign currency translation adjustments						(8)	(8)	(8)
Unrealized loss on marketable securities						(419)	(419)	(419)

Comprehensive income								$3,601

Exercise of stock options	292,923	2,225					2,225
Stock issued under employee stock participation plan	107,677	1,684					1,684

Balances, March 31, 2002	39,368,239	391,302	(245,000)	(4,611)	104,699	115	491,505
Comprehensive income:
Net loss					(32,300)		(32,300)	$(32,300)
Other comprehensive income (loss):
Foreign currency translation adjustments						26	26	26
Unrealized gain on marketable securities						231	231	231

Comprehensive loss								$(32,043)

Exercise of stock options	827,025	5,781					5,781
Stock issued under employee stock participation plan	134,345	1,523					1,523

Balances, March 31, 2003	40,329,609	$398,606	(245,000)	$(4,611)	$72,399	$372	$466,766

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(32,300)	$4,028	$28,434
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,427	3,877	3,917
Inventory write-off	2,311	—	—
Provision for doubtful accounts and sales returns	2,320	3,066	4,218
Tax benefit from disqualifying dispositions	—	—	22,569
Write-down of other long-term investments to net realizable value	35,886	680	—
Deferred income taxes	4,677	(671)	(6,904)
Changes in operating assets and liabilities:
Accounts receivable	(3,184)	4,956	(4,101)
Inventories	2,087	2,426	(1,418)
Prepaid expenses and other	(553)	1,506	(27)
Accounts payable	(495)	(608)	(100)
Accrued compensation and related benefits	220	(5,485)	1,533
Accrued sales commissions and other accrued expenses	(11)	(1,023)	526
Income taxes payable	1,052	3,293	—

Net cash provided by operating activities	16,437	16,045	48,647

Cash flows from investing activities:
Purchases of property and equipment	(5,985)	(2,651)	(4,986)
Purchases of short-term marketable securities	(168,100)	(38,277)	(24,853)
Proceeds from maturities of short-term marketable securities	61,624	19,134	16,331
Purchases of long-term marketable securities	(107,314)	(60,857)	(45,115)
Proceeds from maturities of long-term marketable securities	109,839	35,671	14,190
Other long-term investments	(266)	(45,059)	—
Other assets	—	—	612

Net cash used in investing activities	(110,202)	(92,039)	(43,821)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,304	3,909	12,210
Acquisition of treasury stock	—	—	(4,611)

Net cash provided by financing activities	7,304	3,909	7,599

Effect of exchange rate changes on cash	39	(8)	(61)

Net increase (decrease) in cash and cash equivalents	(86,422)	(72,093)	12,364
Cash and cash equivalents at the beginning of the period	317,429	389,522	377,158

Cash and cash equivalents at the end of the period	$231,007	$317,429	$389,522

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$465	$310	$244

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2003, 2002 AND 2001

NOTE 1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, analog and mixed-signal silicon solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard CMOS process technologies, Exar provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. Additionally, Exar offers ICs for both the serial communications and the video and imaging markets. Exar’s customers include among others, Alcatel, Cisco Systems, Inc., Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. Exar’s Common Stock trades on the Nasdaq Stock Market under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

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

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Exar and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation process.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Investments in Marketable Securities—Marketable securities include asset-backed securities, corporate bonds, government securities and marketable equity securities. The Company classifies investments as available-for-sale at the time of purchase and re-evaluates such designation as of each Consolidated Balance Sheet date. The Company’s available-for-sale securities are classified as cash equivalents if the original maturity is ninety days or less, and as short-term investments for those with original maturities in excess of ninety days which the Company intends to sell as necessary to meet its liquidity requirements.

Such investments are stated at amortized cost with corresponding premiums and amortized against interest income over the life of the investment. Marketable equity and debt securities are reported at fair value based on the quoted market prices as of each Consolidated Balance Sheet date, with unrealized gains or losses on short-term and long-term marketable securities recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income. Realized gains or losses are determined on the specific identification method and are reflected in other income (loss), net.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

The following table summarizes the Company’s investments as of March 31, 2003 and 2002:

	Original Cost	Unrealized Gain *	Market Value
	(In thousands)
Money Market Funds	$344	$—	$344
Municipal securities	24,800	1	24,801
Corporate bonds and commercial paper	11,822	37	11,859
US government and agency obligations	184,041	337	184,378
Asset-backed and collateralized obligations	200,165	1	200,166

Total at March 31, 2003	$421,172	$376	$421,548

As reported:
Cash Equivalents			$230,445
Short-term Investments			136,844
Long-term Investments			54,259

Total at March 31, 2003			$421,548

*	Unrealized Gain (Loss) is reflected at gross value. The net unrealized gain, net of tax effect is $226,000 for fiscal year ended March 31, 2003. The net unrealized loss, net of tax effect is $4 for fiscal year ended March 31, 2002.

	Original Cost	Unrealized Gain (Loss) *	Market Value
	(In thousands)
Money Market Funds	$1,983	$—	$1,983
Municipal securities	17,379	(2)	17,377
Corporate bonds and commercial paper	21,556	10	21,566
US government and agency obligations	165,820	(4)	165,816
Asset-backed and collateralized obligations	195,124	(11)	195,113

Total at March 31, 2002	$401,862	$(7)	$401,855

As reported:
Cash Equivalents			$315,083
Short-term Investments			30,246
Long-term Investments			56,526

Total at March 31, 2002			$401,855

*	Unrealized Gain (Loss) is reflected at gross value. The net unrealized gain, net of tax effect is $226,000 for fiscal year ended March 31, 2003. The net unrealized loss, net of tax effect is $4 for fiscal year ended March 31, 2002.

Inventories—Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using the standard cost, which approximates average actual cost. The Company generally provides inventory allowances on obsolete inventories and inventories in excess of six-month demand for each specific part.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets.

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

Income Taxes—Income taxes are reported under Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be recognized.

Revenue Recognition—The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is reasonably assured. The Company’s distributor agreements generally permit the return of up to 10% of a distributor’s purchases of a preceding quarter for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any inventoried product. The Company records an allowance, at the time of shipment to the distributor, based on the Company’s historical patterns of returns and other authorized pricing allowances.

Stock Based Compensation—The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” (“SFAS 148”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows:

	Fiscal Years Ended March 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net income (loss)—as reported	$(32,300)	$4,028	$28,434
Fair value stock-based compensation	29,344	26,665	15,283

Net income (loss)—Pro forma	$(61,644)	$(22,637)	$13,151

Reported:
Basic earnings (loss) per share	$(0.81)	$0.10	$0.75
Diluted earnings (loss) per share	$(0.81)	$0.10	$0.66
Pro forma:
Basic earnings (loss) per share	$(1.55)	$(0.58)	$0.35
Diluted earnings (loss) per share	$(1.55)	$(0.58)	$0.31

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

Comprehensive Income—Other Comprehensive income (loss) includes charges or credits to equity as a result of foreign currency translation adjustments and unrealized gains or losses on marketable securities. Comprehensive income for the years ended March 31, 2003, 2002 and 2001 has been disclosed within the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Foreign Currency—The functional currency of each of the Company’s foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in Other income (loss), net. Foreign currency transaction losses were $300, $3,200 and $13,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

The Company enters into foreign currency exchange contracts from time to time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company’s financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At March 31, 2003, 2002 and 2001, there were no such foreign currency exchange contracts outstanding.

Financial Instruments and Concentration of Credit Risk—Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, cash, short-term investments and long-term investments. The majority of the Company’s sales are derived from manufacturers in the computer, communications and electronic imaging industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains allowances for potential credit losses, and such losses have been within management’s expectations. The Company’s policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

Fair Value of Financial Instruments—The Company has estimated the fair value of its financial instruments by using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company’s financial instruments at March 31, 2003 and 2002 was not materially different from the values presented in the Consolidated Balance Sheets.

Reclassifications—Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2.    INVENTORIES

Net inventories at March 31 consisted of the following (in thousands):

	2003	2002
Work-in-process, net	$1,493	$3,804
Finished goods, net	1,400	3,487

Net inventories	$2,893	$7,291

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

During the fiscal year ended March 31, 2003, the Company recorded a $2.3 million charge to write-down inventory the Company determined to be in excess of a six-month demand forecast for the Company’s communications products. The charge was included in the cost of sales for the fiscal year ended March 31, 2003.

NOTE 3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31 consisted of the following (in thousands):

	2003	2002
Land	$6,584	$6,584
Building	13,485	13,485
Machinery and equipment	38,370	36,818
Construction-in-progress	3,732	183

	62,171	57,070
Accumulated depreciation	(34,117)	(30,574)

Total	$28,054	$26,496

NOTE 4.    OTHER LONG-TERM INVESTMENTS

In July 2001, Exar invested $40.3 million in the Series C Preferred Stock financing for a 16% equity interest in Internet Machines Corporation, or IMC, a pre-revenue, privately-held company who has developed a family of highly-integrated communications ICs that provides protocol-independent network processing, switch fabric and traffic management solutions for high-speed optical, metro area network and Internet infrastructure equipment.

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded against its earnings an impairment charge of $35.3 million, reducing its equity investment from $40.3 million to $5.0 million. As of March 31, 2003, the Company is not aware of any matters that could result in an additional impairment to its investment carrying value on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize additional impairment to the asset, resulting in additional expense in the Company’s Consolidated Statements of Operations.

Exar became a limited partner in TechFarm Ventures (Q), L.P. (the “TechFarm Fund”) in May 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of the TechFarm Fund, a Delaware Limited Partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the TechFarm Fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company has fulfilled its capital contribution commitment and, therefore will not be required to fund additional amounts.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

For the fiscal year ended March 31, 2003, Exar recorded charges against its earnings totaling $513,000, representing Exar’s portion of total losses in the TechFarm Fund and expenses for the current fiscal year. In the fiscal year ended March 31, 2002, the Company recorded a $680,000 charge against its earnings for its proportionate share of the TechFarm Fund losses and expenses. At March 31, 2003, the investment amount represents Exar’s total contributed capital of $4.0 million less an investment write-down of $1.2 million, netting to the $2.8 million reflected on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Consolidated Statements of Operations.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to fund $5.0 million, which represents approximately 5% of the fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $925,000 as of March 31, 2003, which reflects the return to the Company of $750,000 of previously funded capital in the three months ended September 30, 2002. As of March 31, 2003, the Company’s remaining capital contribution obligation was $4.1 million. The investment in the Skypoint Fund is reflected at cost on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

NOTE 5.    INCOME TAXES

The provision for income taxes for the years ended March 31 consisted of the following:

	2003	2002	2001
	(In thousands)
Current:
Federal	$125	$1,764	$148
State	180	550	264
Foreign	70	83	—

	375	2,397	412

Deferred:
Federal	984	(600)	(8,011)
State	(41)	(71)	1,107

	943	(671)	(6,904)

Charge in lieu of taxes attributable to employee stock plans	—	—	22,569

Total	$1,318	$1,726	$16,077

Consolidated pre-tax income includes foreign income of $207,642 and $74,645 and $8,500 in fiscal year 2003, 2002 and 2001, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

Current net deferred tax assets at March 31, 2003 and 2002 were $3.2 million and $2.8 million, respectively. Non-current net deferred tax assets at March 31, 2003 and 2002 of $7.5 million and $12.6 million, respectively, are included in deferred income taxes within the accompanying Consolidated Balance Sheets. Significant components of the Company’s net deferred tax asset at March 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$3,233	$2,554
Net operating loss and tax credit carryforwards	7,895	13,860
General business credits	7,391	6,281
Writedown of investments	14,133	—
Capitalized R&D Expenses	715	—
Other	107	269

Total deferred tax assets	33,474	22,964

Deferred tax liabilities:
Depreciation	(535)	(386)

Total deferred tax liabilities	(535)	(386)

Valuation allowance	(22,224)	(7,186)

Net deferred tax assets	$10,715	$15,392

As of March 31, 2003, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $19.2 million and $400,000, respectively. Certain federal net operating loss carryforwards expired during the year, and if not utilized, additional federal net operating losses will expire in 2003 and state net operating losses will begin to expire in 2013. As of March 31, 2003, federal and state tax credit carryforwards were $4.8 million and $5.7 million, respectively. These credits will begin to expire in 2016 and 2005, respectively.

Certain deferred tax assets pertain to net operating loss carryforwards and tax credits resulting from the exercise of employee stock options. The Company has a valuation allowance against a portion of the amount relating to the exercise of employee stock options due to the impact that uncertainties associated with the Company’s future stock price and timing of employee stock option exercises have on the likelihood that the Company will realize future benefits from these amounts. To the extent that the Company can generate taxable income in future years, the tax benefits related to stock options will be accounted for as a credit to stockholders’ equity rather than a reduction of the income tax provision. A valuation allowance has also been provided for (i) the write-down of certain investments, (ii) the tax benefits of certain acquired net operating losses for which the utilization is limited to the taxable income of the acquired subsidiary and (iii) state tax credits. The valuation allowance relates to the amount of such benefits for which realization is not assured.

The federal tax law includes provisions limiting the use of net operating loss carryforwards in the event of certain changes in ownership. Consequently, the Company’s ability to utilize certain of its acquired net operating loss carryforwards is subject to an annual limitation.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

Reconciliation of the income tax provision at the statutory rate to the Company’s provision for income tax is as follows for each of the years ended March 31:

	2003	2002	2001
	(In thousands)
Income tax (benefit) provision at staturtory rate	$(10,844)	$2,012	$15,579
State income taxes, net of federal income tax benefit	(1,740)	336	1,934
Change in valuation allowance	15,038	—	(545)
Tax-exempt interest income	(131)	(235)	(151)
Tax credits, net	(865)	(908)	(705)
Foreign (income) losses providing no benefit	—	(1)	(3)
Other, net	(140)	522	(32)

Total	$1,318	$1,726	$16,077

NOTE 6.    EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

As a result of the net loss for the fiscal year ended March 31, 2003, approximately 1,869,250 of potentially dilutive shares of common stock have not been included in the calculation of diluted loss per share for the period presented because to do so would have been anti-dilutive.

A summary of the Company’s EPS for each of the fiscal years ended March 31 is as follows:

	2003	2002	2001
	(In thousands, except per share amounts)
Net income (loss)	$(32,300)	$4,028	$28,434

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	39,674	38,921	38,104
Dilutive effect of stock options	—	3,075	4,752

Shares used in computation of diluted net income (loss) per share	39,674	41,996	42,856

Basic net income (loss) per share	$(0.81)	$0.10	$0.75

Diluted net income (loss) per share	$(0.81)	$0.10	$0.66

Options to purchase 6,428,174 shares of common stock at prices ranging from $13.09 to $60.75 were outstanding as of March 31, 2003. Options to purchase 5,070,481 shares of common stock at prices ranging from $21.46 to $60.75 were outstanding as of March 31, 2002. Options to purchase 3,114,400 shares of common stock at a price ranging from $25.20 to $60.75 were outstanding as of March 31, 2001. These options to purchase

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

shares of common stock that were outstanding as of March 31, 2003, 2002 and 2001 were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 7.    EMPLOYEE BENEFIT PLANS

Exar Savings Plans—The Exar Savings Plan, as amended and restated, covers substantially all employees of the Company. The Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. Exar made contributions of approximately $378,000, $266,000 and $1,006,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Incentive Compensation Programs—The Company’s incentive compensation programs provide for incentive awards for substantially all employees of the Company based on the achievement of specified operating and performance results. Due to the market downturn reducing the demand for the Company’s products, the Company did not incur expenses related to the various incentive compensation programs for the fiscal years ended March 31, 2003 and 2002. In lieu of cash incentives, in the fiscal year ended March 31, 2003 the Company granted 197,515 stock options to its employees with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. In lieu of cash incentives, in the fiscal year ended March 31, 2002 the Company granted 413,197 stock options to its employees with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Cash incentive awards totaled $5.9 million for the fiscal year ended March 31, 2001. The Company’s incentive compensation programs may be amended or discontinued at the discretion of the Board of Directors.

NOTE 8.    STOCKHOLDERS’ EQUITY

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

Employee Stock Participation Plan— Exar is authorized to issue 4,500,000 shares of common stock under its Employee Stock Participation Plan (“ESPP”). The ESPP permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three-month offering period. Shares purchased by and distributed to participating employees were 134,345 in fiscal year 2003, 107,677 in fiscal year 2002 and 63,861 in fiscal 2001 at weighted average prices of $11.34, $15.64 and $24.56, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

The Company has reserved 2,130,043 shares of common stock for future issuance under its Employee Stock Participation Plan.

Stock Option Plans—Exar has a 2000 Equity Incentive Plan, as amended and restated (the “2000 Plan”) that only permits the granting of non-statutory stock options to executive officers and employees. A maximum of 40% of the total number of shares reserved under the 2000 Plan may be granted to executive officers of the Company. The Board of Directors adopted the 2000 Plan in September 2000 and subsequently amended it in December 2000, June 2001, March 2002 and March 2003. The Company also has a 1997 Equity Incentive Plan (the “1997 Plan”), subsequently amended and restated in September 1999, which permits the granting of both incentive and non-statutory stock options to executive officers of the Company and its employees. Exar also has a 1996 Non-Employee Director’s Stock Option Plan (the “Non-Employee Director’s Plan”), amended and restated in June 1998 and March 2003, which provides each non-employee director of Exar with the opportunity to participate in a stock option plan. Generally, options under the three plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although options may be granted with a term of up to ten years. These plans allow certain employees, including executives officers, directors, senior management and technical personnel of the Company, the opportunity to select to defer a portion of his or her base salary and apply such deferred salary to options to purchase shares of the Company’s common stock with exercise prices set at a discount to market with the aggregate of such discounts equal to the aggregate amount of the base salary so deferred. Options generally vest over four years. In fiscal years 2003, 2002 and 2001, the Company granted 1,526,890, 2,182,867 and 3,252,550 shares of common stock under the 2000 Plan, the 1997 Plan and the 1996 Non-employee Director’s Plan, respectively. The weighted average fair value of the fiscal years 2003, 2002 and 2001 awards was $14.57, $24.62 and $42.76 per share, respectively.

The Company may grant options to purchase up to 5,694,951, 5,259,789 and 663,968 shares of common stock under the 2000 Plan, the 1997 plan and the 1996 Non-Employee Director’s Plan, respectively. Options are granted at fair value on the date of grant. Options are generally exercisable in four equal annual installments commencing one year after the date of grant and generally expire seven years from the date of grant.

Stock Repurchase Program—In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. Although the Company did not repurchase any of its outstanding shares during fiscal years 2002 and 2003, the Company may utilize this program in the future, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

Option activity under the option plans was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, March 31, 2000	7,126,138	$8.27
Options granted	3,252,550	42.76
Options exercised	(1,737,828)	6.12
Options canceled	(138,332)	18.15

Outstanding, March 31, 2001	8,502,528	21.74
Options granted	2,182,867	24.62
Options exercised	(292,923)	7.47
Options canceled	(159,287)	25.40

Outstanding, March 31, 2002	10,233,185	22.71
Options granted	1,526,890	14.57
Options exercised	(827,025)	6.99
Options canceled	(449,083)	29.67

Outstanding, March 31, 2003	10,483,967	$22.47

At March 31, 2003 options to purchase 1,555,609 shares were available for future grant under three plans (1,136,459 under the 2002 Plan, 394,864 under the 1997 Plan and 24,286 under the Non-employee Director’s Plan).

The following table summarizes information concerning options outstanding and exercisable for the combined option plans at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Average Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.75—$ 7.88	2,261,500	1.96	$5.88	2,241,648	$5.89
8.21—13.52	2,716,233	4.75	12.45	1,222,355	11.82
13.62—27.15	2,610,534	5.23	23.97	874,673	21.78
27.94—54.75	2,872,700	4.31	43.32	1,616,750	43.25
59.31—60.75	23,000	4.54	59.56	11,500	59.56

$ 1.75—$60.75	10,483,967	4.15	$22.47	5,966,926	$19.66

During the three months ended March 31, 2003, the Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123,” (“SFAS 148”). The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

Compensation,” (“SFAS 123”). SFAS123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Fiscal Year
	2003	2002	2001
Risk-free interest rate	2.8%	5.0%	4.9%
Expected term of options (years)	5.8	5.5	5.8
Expected volatility	76.0%	75.0%	70.0%
Expected dividend yield	0.0%	0.0%	0.0%

Under SFAS No. 123, Accounting for Stock-Based Compensation, pro forma compensation cost is calculated for the fair market value of the options granted under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Fiscal Year
	2003	2002	2001
Risk-free interest rate	2.8%	5.0%	4.9%
Expected term of options (years)	0.25	0.25	0.25
Expected volatility	76.0%	75.0%	70.0%
Expected dividend yield	0.0%	0.0%	0.0%

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The fiscal years 2003, 2002 and 2001 pro forma amounts are not indicative of future period pro forma amounts.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

In 1997, Micro Power Inc., one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. The Company reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals, which is expected to continue for an additional 5 to 6 years from fiscal year ended March 31, 2003. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system will be minimal. Management estimates that the accrual of $383,000 as of March 31, 2003 is sufficient to cover the estimated remaining 5 to 6 years of continued remediation activities and post-remediation site closure activities.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

The Company has invested $925,000 in Skypoint Telecom Fund II (US), L.P., a venture capital fund. The investment is carried at cost on the Company’s Consolidated Balance Sheet. The Company is contractually committed to fund an additional $4.1 million to Skypoint Telecom Fund II (US), L.P. The Company reviews its investments periodically to determine if there has been a temporary or permanent decline in the market value of the investments below the value at which the Company is carrying them on the Consolidated Balance Sheet. In assessing the potential impairment to the investment, the Company considers the fund performance information provided by the fund’s general partner together with other independent market information and makes an estimate of the future market potential of the venture capital fund. If the Company’s assessment of the value of its investment is inconsistent with actual results, the Company may be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

The Company warrants all of its products against defects in materials and workmanship for a period of ninety days from the delivery date. The Company’s sole liability is limited to either replacing, repairing or issuing credit, at its option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by the Company, or resulting from failure to comply with the Company’s written operating and maintenance instructions. Warranty expense has historically been immaterial.

Additionally, the Company’s sales agreements indemnify its customers for any expenses or liability resulting from alleged or claimed infringements of any United Stated letter patents of third parties. However, the Company is not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any claim.

From time to time, the Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2003 (in thousands):

	Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Purchase Obligations	$4,385	$—	$—	$—	$—	$—	$4,385
Venture Investment Commitments
(Skypoint Fund)(1)	—	—	—	—	—	—	4,075
Lease Obligations	119	93	45	45	45	11	358

Total	$4,504	$93	$45	$45	$45	$11	$8,818

(1)	The payments related to the venture commitment, Skypoint Fund, do not have a set payment schedule. The remaining amount payable to the fund will be required to be paid at the discretion of the fund’s management and in accordance with the limited partnership agreement with the fund.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

NOTE 10.    INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom and France. The Company’s principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers. Substantially all of the Company’s long-lived assets at March 31, 2003 and 2002 were located in the United States.

All information on sales by geographic area is based upon the location to which the products were shipped. The Company previously reported sales based upon where the sales effort took place. The following table sets revenue by geographic area for fiscal years ended March 31 (in thousands):

	2003	2002	2001
Net sales:
United States	$27,758	$28,909	$69,431
Other	565	248	953

Total North America sales	28,323	29,157	70,384

Singapore	18,888	8,219	8,620
Asia and Japan	12,249	8,751	18,127
Europe and Rest of World	7,548	8,861	15,793

Total export sales	38,685	25,831	42,540

Total net sales	$67,008	$54,988	$112,924

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

NOTE 11.    RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not have any effect on the Company’s financial statements.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on its financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that adoption of EITF 00-21 will have no material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” (“SFAS 148”). SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 8—“Stockholders’ Equity.” The Company does not intend to adopt the accounting provisions of SFAS 123 for employee compensation.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED MARCH 31, 2003, 2002, AND 2001

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position and results of operations.

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

Certain information required by this item concerning the Company’s Audit Committee is incorporated by reference from the Company’s Definitive Proxy Statement in the section captioned “Board Committees and Meetings.”

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Officers, Directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge and based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no other forms were required during the fiscal year ended March 31, 2003, its officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Audit Committee Financial Expert

On behalf of the Company’s Board of Directors, the Audit Committee is responsible for providing an independent, objective review of the Company’s auditing, accounting and financial reporting process, public reports and disclosures and system of internal controls regarding financial accounting. The Audit Committee is comprised solely of independent Directors as defined in the Marketplace Rules of the Nasdaq Stock Market, and is governed by a written charter adopted by the Board of Directors. The composition of the Audit Committee, the attributes of its members and the responsibilities of the Committee, as reflected in the Audit Committee Charter (“Charter”), are intended to be in accordance with applicable requirements for corporate audit committees. The Committee Chair, Richard Previte, meets the independence requirements set forth under Nasdaq 4200(a)14, and financial expert qualifications as set forth in Section 407 of the Sarbanes-Oxley Act of 2002.

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

ITEM 14.     CONTROLS AND PROCEDURES

a)  Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”).    Within 90 days prior to the date of this Report, the Company evaluated the effectiveness of the design and operation of its Disclosure Controls, as defined by the rules and regulations of the SEC (“Evaluation”). This Evaluation was performed under the supervision and participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of this Report the Company present conclusions of the CEO and the CFO about the effectiveness of its Disclosure Controls based on and as of the date of the Evaluation.

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

Scope of Evaluation.    The CEO and CFO, in conjunction with the Company’s Disclosure Control Committee, have conducted an Evaluation of the Company’s Disclosure Controls, which included a review of the Disclosure Controls objective, design, implementation, compliance and the effect of such controls on the information for consideration of its use and inclusion in this Report.

Conclusion.    Based on the Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company was communicated to management, including the CEO and CFO, particularly during this period as this Report was being prepared.

b)  Changes in Internal Controls.

Internal Controls.    There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls after the date of the Company’s most recent Evaluation.

c)    Non-Audit Services.

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved by the Company’s Audit Committee, performed or to be performed by PricewaterhouseCoopers L.L.P., the Company’s independent auditors, are as follows: (1) corporate income tax return preparation; (2) other-tax related services; and (3) accounting advisory services with respect to filings with the Securities and Exchange Commission.

d)    Available Information.

The Company files electronically with the SEC its Annual Reports on Form 10-K, Quarterly Interim Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the issuer. Exar makes available on its website at http://www.exar.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting the Company’s Investors Relations department at (510) 668-2701 or by sending an email through the Investors Homepage on the Company’s website.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 2003, 2002 and 2001 are filed as part of this Form 10-K:

Form 10-K Page No.
II	Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)    Exhibits:

Exhibit Footnote	Exhibit Number	Description

(d)	3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exar Corporation, as amended June 8, 2000.

(h)	3.2	Bylaws of the Company, as amended, March 21, 2002 and September 30, 2002.

(c)	4.2	Rights Agreement dated December 15, 1995, between Registrant and the First National Bank of Boston, as amended May 1, 2000 and December 5, 2001.

(e)*	10.1	1989 Employee Stock Participation Plan of the Company and related Offering, as amended June 24, 1999.

(a)*	10.2	1991 Stock Option Plan of the Company and related forms of stock option grant and exercise.

(a)*	10.3	1991 Non-Employee Directors’ Stock Option Plan of the Company and related forms of stock option grant and exercise.

(f)*	10.4	Fiscal 2001 Key Employee Incentive Compensation Program.

(f)*	10.5	Fiscal 2001 Executive Incentive Compensation Program.

(e)*	10.6	1996 Non-Employee Directors’ Stock Option Plan, as amended April 13, 2000.

(b)*	10.7	1997 Equity Incentive Plan, as amended September 9, 1999.

(e)*	10.8	Executive Officers’ Change of Control Severance Benefit Plan.

	10.9	2000 Equity Incentive Plan, dated September 7, 2000, as amended and restated on December 6, 2000, January 26, 2001, June 21, 2001, March 21, 2002 and March 20, 2003.

Exhibit Footnote	Exhibit Number	Description

	10.10	Executive Employment Agreement between Exar Corporation and Donald L. Ciffone, Jr., dated December 6, 2000, as amended and restated on June 21, 2001, March 28, 2003 and June 12, 2003.

(f)*	10.11

Form of Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard Previte, Donald L. Ciffone, Jr., Michael J. Class, Roubik Gregorian, Ronald W. Guire, Susan J. Hardman, Thomas R. Melendrez, Stephen W. Michael.

(g)*	10.12	Fiscal 2003 Key Employee Incentive Compensation Program.

(g)*	10.13	Fiscal 2003 Executive Incentive Compensation Program.

(i)*	10.14	Fiscal 2004 Key Employee Incentive Compensation Program.

(i)*	10.15	Fiscal 2004 Executive Incentive Compensation Program.

	21.1	Subsidiaries of the Company.

	23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.

	23.2	Report of Independent Auditors on Financial Statement Schedule, PricewaterhouseCoopers LLP.

	23.3	Consent of Independent Accountants, Deloitte & Touche LLP.

	24.1	Power of Attorney. Reference is made to the signature page 78.

(a)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

(b)	Filed as an exhibit to the Company’s registration statement on Form S-8 (Registration statement No. 333-31120) filed with the Commission on February 25, 2000 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2001, and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on June 23, 2000, and incorporated herein by reference.

(e)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on November 13, 2000, and incorporated herein by reference.

(f)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(g)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2001, and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2002, and incorporated herein by reference.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant for Item 601(B)(10) of Regulation S-K.

(b)	There were no reports filed on Form 8-K during the fourth quarter of fiscal year 2003.

ITEM 16.     AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Company has implemented policies and procedures requiring the Board of Director’s Audit Committee to pre-approve all services, including audit and permitted non-audit, performed by the Company’s independent auditor on the Company’s behalf. By doing so, the Company believes that it will be in compliance with the expected final rules pertaining to Section 202 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ DONALD L. CIFFONE JR.
Donald L. Ciffone Jr.
Chairman of the Board,
Chief Executive Officer and President

Date:  June 20, 2003

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald L. Ciffone, Jr. and Ronald W. Guire, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD L. CIFFONE JR.	Chairman of the Board, Chief Executive Officer and President	June 20, 2003
(Donald L. Ciffone Jr.)

/s/ RONALD W. GUIRE (Ronald W. Guire)	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)	June 20, 2003

/s/ RAIMON L. CONLISK	Vice Chairman and Director	June 20, 2003
(Raimon L. Conlisk)

/s/ FRANK P. CARRUBBA	Director	June 20, 2003
(Frank P. Carrubba)

/s/ JAMES E. DYKES	Director	June 20, 2003
(James E. Dykes)

/s/ RICHARD PREVITE	Director	June 20, 2003
(Richard Previte)

CERTIFICATION

I, Donald L. Ciffone, Jr., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Exar Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 20, 2003

/s/ DONALD L. CIFFONE JR.
Donald L. Ciffone, Jr.
Chairman of the Board,
Chief Executive Officer and President

CERTIFICATION

I, Ronald W. Guire, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Exar Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 20, 2003

/s/ RONALD W. GUIRE
Ronald W. Guire
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Director
(Principal Financial and Accounting Officer)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Classification	Balance at Beginning of Year	Additions	Write-offs and Recoveries	Balance at End of Year
Year ended March 31, 2003: Allowance for doubtful accounts and sales returns	$1,598	$2,320	$2,776	$1,142
Year ended March 31, 2002: Allowance for doubtful accounts and sales returns	$1,664	$3,066	$3,132	$1,598
Year ended March 31, 2001: Allowance for doubtful accounts and sales returns	$1,869	$4,218	$4,423	$1,664