Form 10-Q
period 2003-06-30
EXAR CORP
filed 2003-08-11
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of August 4, 2003, 40,489,077 shares of Common Stock, par value $0.0001, were issued and outstanding, net of 245,000 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$258,526	$231,007
Short-term marketable securities	142,225	136,844
Accounts receivable (net of allowances of $1,262 and $1,142, respectively)	3,996	4,275
Inventory	3,806	2,893
Prepaid expenses and other	2,354	2,384
Deferred income taxes, net	3,233	3,233

Total current assets	414,140	380,636
Property, plant and equipment, net	29,521	28,054
Long-term marketable securities	24,317	54,259
Other long-term investments	8,784	8,759
Deferred income taxes, net	7,523	7,482
Other non-current assets	49	35

Total assets	$484,334	$479,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,896	$2,295
Accrued compensation and related benefits	3,082	3,269
Accrued sales commissions	655	740
Other accrued expenses	3,092	1,336
Income taxes payable	4,839	4,507

Total current liabilities	13,564	12,147
Long-term obligations	303	312

Total liabilities	13,867	12,459

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock: $.0001 par value; 100,000,000 shares authorized; 40,685,708 and 40,329,609 shares outstanding	400,789	398,606
Accumulated other comprehensive income	390	372
Retained earnings	73,899	72,399
Treasury stock: 245,000 shares of common stock at cost	(4,611)	(4,611)

Total stockholders’ equity	470,467	466,766

Total liabilities and stockholders’ equity	$484,334	$479,225

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Net sales	$16,009	$17,931
Cost of sales	5,839	7,692

Gross profit	10,170	10,239

Operating expenses:
Research and development	5,525	5,683
Selling, general and administrative	4,700	4,935

Total operating expenses	10,225	10,618

Loss from operations	(55)	(379)

Other income, net
Interest income and other, net	1,978	2,234
Net loss on investments	—	(278)

Total other income, net	1,978	1,956

Income before income taxes	1,923	1,577
Provision for income taxes	423	473

Net income	$1,500	$1,104

Earnings per share—Basic and Diluted	$0.04	$0.03

Shares used in the computation of earnings per share:
Basic	40,268	39,307

Diluted	41,930	41,921

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,500	$1,104
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,229	1,098
Provision for doubtful accounts and sales returns	755	360
Write-down of other long-term investments to net realizable value	—	412
Deferred income taxes, net	(57)	—
Changes in operating assets and liabilities:
Accounts receivable	(476)	(1,298)
Inventory	(913)	(823)
Prepaid expenses and other	32	(752)
Accounts payable	(399)	157
Accrued compensation and related benefits	(186)	335
Accrued sales commissions and other accrued expenses	1,662	(26)
Income taxes payable	314	449

Net cash provided by operating activities	3,461	1,016

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,696)	(2,236)
Purchases of marketable securities	(101,082)	(96,357)
Proceeds from maturities of marketable securities	125,663	50,177
Other long-term investments	(25)	(801)

Net cash provided by (used in) investing activities	21,860	(49,217)

Cash flows from financing activities:
Long-term obligations	—	(14)
Proceeds from issuance of common stock	2,183	2,606

Net cash provided by financing activities	2,183	2,592
Effect of exchange rate changes on cash	15	72

Net increase (decrease) in cash and cash equivalents	27,519	(45,537)
Cash and cash equivalents at the beginning of period	231,007	317,429

Cash and cash equivalents at the end of period	$258,526	$271,892

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$176	$74

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard complimentary metal oxide semiconductors (“CMOS”) process technologies, Exar provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also provides one of the industry’s most comprehensive family of serial communications solutions. Within this product offering, the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTS”) are particularly well suited to support high data rates and increasing data transfer efficiency requirements for various industrial, telecom and computer server applications. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets. Exar’s Common Stock trades on the Nasdaq Stock Market under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

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

Basis of Presentation—The accompanying Condensed Consolidated Financial Statements include the accounts of Exar and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the statements of financial position as of June 30, 2003, results of operations for the three months ended June 30, 2003 and 2002, and cash flows for the three months ended June 30, 2003 and 2002. The March 31, 2003 balance sheet was derived from audited financial statements on that date. All significant intercompany accounts and transactions have been eliminated in the consolidation process.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2003 included in its Annual Report on Form 10-K, as filed on June 20, 2003 with the U.S. Securities and Exchange Commission. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for any future periods.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Investments in Marketable Securities—Marketable securities include asset-backed securities, corporate bonds, government securities and marketable equity securities. The Company classifies investments as available-for-sale at the time of purchase and re-evaluates such designation as of each Condensed Consolidated Balance Sheet date. The Company’s available-for-sale securities are classified as cash equivalents if the original maturity is ninety days

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

or less, and as short-term investments for those with original maturities in excess of ninety days which the Company intends to sell as necessary to meet its liquidity requirements.

Such investments are stated at amortized cost with corresponding premiums and discounts and are amortized against interest income over the life of the investment. Marketable equity and debt securities are reported at fair value based on the quoted market prices as of each Condensed Consolidated Balance Sheet date, with unrealized gains or losses on short-term and long-term marketable securities recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income. Realized gains or losses are determined on the specific identification method and are reflected in Other income, net in the Condensed Consolidated Statements of Income.

Inventories—Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using the standard cost, which approximates average actual cost. The Company generally provides inventory allowances on obsolete inventories and inventories in excess of six-month demand for each specific part. Net inventories consisted of the following (in thousands):

	June 30, 2003	March 31, 2003
Work-in-process, net	$2,024	$1,493
Finished goods, net	1,782	1,400

Net inventories	$3,806	$2,893

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment consist of the following (in thousands):

	June 30, 2003	March 31, 2003
Land	$6,584	$6,584
Building	13,485	13,485
Machinery and equipment	44,119	38,370
Construction-in-progress	79	3,732

	64,267	62,171
Accumulated depreciation and amortization	(34,746)	(34,117)

Total	$29,521	$28,054

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

Income Taxes—Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be recognized.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

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

Stock Based Compensation—The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” (“SFAS 148”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003	2002
Net income—as reported	$1,500	$1,104
Fair value stock-based compensation	7,368	6,945

Net loss—Pro forma	$(5,868)	$(5,841)

Reported:
Earnings per share—Basic and Diluted	$0.04	$0.03

Pro forma:
Earnings per share—Basic and Diluted	$(0.15)	$(0.15)

Comprehensive Income—Other comprehensive income includes charges or credits to equity as a result of foreign currency translation adjustments and unrealized gains or losses on marketable securities. Comprehensive income for the three months ended June 30, 2003 and 2002 has been disclosed within Note 4 to the Condensed Consolidated Income Statements.

Foreign Currency—The functional currency of each of the Company’s foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in Other income, net. Foreign currency transaction losses were immaterial for the three months ended June 30, 2003 and 2002.

The Company enters into foreign currency exchange contracts from time to time to hedge certain currency exposures. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that might otherwise impact the Company’s financial results. The Company is exposed to credit-related losses in the event of nonperformance by the parties to its foreign currency exchange contracts. At June 30, 2003 and 2002, there were no such foreign currency exchange contracts outstanding.

Financial Instruments and Concentration of Credit Risk—Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, cash, short-term investments and

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

long-term investments. The majority of the Company’s sales are derived from manufacturers in the computer, industrial, communications and electronic imaging industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains allowances for potential credit losses, and such losses have been within management’s expectations. The Company’s policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

Fair Value of Financial Instruments—The Company has estimated the fair value of its financial instruments by using available market information and approved valuation methodology. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company’s financial instruments at June 30, 2003 and 2002 was not materially different from the values presented in the Condensed Consolidated Balance Sheets.

Reclassifications—Certain amounts in the Company’s 2002 Condensed Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

NOTE 2. INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom and France. The Company’s principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers. Substantially all of the Company’s long-lived assets at June 30, 2003 and 2002 were located in the United States.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area for the three months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,
	2003	2002
Net sales:
United States	$6,546	$8,147
Asia	2,860	1,857
Europe	2,554	2,124
Singapore	2,358	5,204
Japan	1,616	545
Rest of the World	75	54

Total net sales	$16,009	$17,931

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of the Company’s EPS for the three months ended June 30, 2003 and 2002 is as follows (in thousands, except per share amounts):

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Net income	$1,500	$1,104

Shares used in computation:
Weighted average common shares outstanding used in computation of basic earnings per share	40,268	39,307
Dilutive effect of stock options	1,662	2,614

Shares used in computation of diluted earnings per share	41,930	41,921

Earnings per share—Basic and Diluted	$0.04	$0.03

Options to purchase 5,485,846 and 5,235,370 shares of common stock at prices ranging from $16.00 to $60.75 per share and from $20.73 to $60.75 per share were outstanding as of June 30, 2003 and 2002, respectively, but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 4. COMPREHENSIVE INCOME

A summary of comprehensive income for the three months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Net income	$1,500	$1,104

Other comprehensive income:
Cumulative translation adjustments	6	43
Unrealized gain, net on marketable securities	12	82

Total other comprehensive income	18	125

Comprehensive income	$1,518	$1,229

NOTE 5. OTHER LONG-TERM INVESTMENTS

In July 2001, Exar invested $40.3 million in the Series C Preferred Stock financing for a 16% equity interest in Internet Machines Corporation (“IMC”), a pre-revenue, privately-held company that has developed a family of highly-integrated communications ICs that provides protocol-independent network processing, switch fabric and traffic management solutions for high-speed optical, metro area network and Internet infrastructure equipment. In June 2003, IMC announced the planned expansion of their product line to introduce a product family of PCI Express based bridge and switch devices. The new product line is targeted at bandwidth-bottlenecked applications including servers, blade servers, workstations, desktops, storage, networking and other embedded systems.

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. As a result, the Company retained an independent third party to assist in

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

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

For the three months ended June 30, 2003, the Company did not record any charges against its earnings in connection with its investment in the TechFarm Fund. For the three months ended June 30, 2002, the Company recorded $412,000 in charges against its earnings representing Exar’s portion of total losses in the TechFarm Fund and expenses. At June 30, 2003, the investment amount represents Exar’s total contributed capital of $4.0 million less an investment write-down of $1.2 million, netting to the $2.8 million reflected on the Company’s Condensed Consolidated Balance Sheets. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Condensed Consolidated Balance Sheets, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Condensed Consolidated Statements of Income.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. Exar is obligated to fund $5.0 million, which represents approximately 5% of the fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $950,000 as of June 30, 2003, which reflects the return to the Company of $750,000 of previously funded capital in the three months ended September 30, 2002. As of June 30, 2003, the Company’s remaining capital contribution obligation was $4.1 million. The investment in the Skypoint Fund is reflected at cost on the Company’s Condensed Consolidated Balance Sheets. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Condensed Consolidated Statements of Income.

NOTE 6. EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

Employee Stock Participation Plan—Exar is authorized to issue 4,500,000 shares of common stock under its Employee Stock Participation Plan (“ESPP”). The ESPP permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three-month offering period.

Stock Option Plans—Exar has a 2000 Equity Incentive Plan, as amended and restated (the “2000 Plan”) that only permits the granting of non-statutory stock options to executive officers and employees. A maximum of 40% of the total number of shares reserved under the 2000 Plan may be granted to executive officers of the Company. The Board of Directors adopted the 2000 Plan in September 2000 and subsequently amended it in December 2000, June 2001, March 2002 and March 2003. The Company also has a 1997 Equity Incentive Plan (the “1997 Plan”),

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

subsequently amended and restated in September 1999, which permits the granting of both incentive and non-statutory stock options to executive officers of the Company and its employees. Exar also has a 1996 Non-Employee Director’s Stock Option Plan (the “Non-Employee Director’s Plan”), amended and restated in June 1998 and March 2003 (pending stockholder approval at the 2003 annual stockholder meeting scheduled for September 4, 2003), which provides each non-employee director of Exar with the opportunity to participate in a stock option plan. Generally, options under the three plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although options may be granted with a term of up to ten years. These plans allow certain employees, including executives officers, directors, senior management and technical personnel of the Company, the opportunity to select to defer a portion of his or her base salary and apply such deferred salary to options to purchase shares of the Company’s common stock with exercise prices set at a discount to market with the aggregate of such discounts equal to the aggregate amount of the base salary so deferred. Options generally vest over four years.

Option activity under the 2000 Plan, the 1997 Plan and the Non-Employee Director’s Plan was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, April 1, 2001	8,502,528	$21.74
Options granted	2,182,867	24.62
Options exercised	(292,923)	7.47
Options canceled	(159,287)	25.40

Outstanding, March 31, 2002	10,233,185	22.71
Options granted	1,526,890	14.57
Options exercised	(827,025)	6.99
Options canceled,	(449,083)	29.67

Outstanding, March 31, 2003	10,483,967	22.47
Options granted	362,555	13.18
Options exercised	(324,595)	5.67
Options canceled	(3,700)	35.47

Outstanding, June 30, 2003	10,518,227	$22.66

At June 30, 2003 options to purchase 1,196,754 shares were available for future grant under three plans (777,604 under the 2000 Plan, 394,864 under the 1997 Plan and 24,286 under the Non-Employee Director’s Plan).

The following table summarizes information concerning options outstanding and exercisable for the combined option plans at June 30, 2003:

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 6/30/03	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable As of 6/30/03	Weighted Average Exercise Price
1.75 – 11.02	2,181,774	1.92	$6.26	2,138,832	$6.21
11.35 – 13.52	2,804,264	4.92	12.82	1,096,877	12.46
13.62 – 27.15	2,638,689	5.01	23.87	1,490,654	23.83
27.94 – 54.75	2,870,500	4.06	43.32	1,887,900	41.42
59.31 – 60.75	23,000	4.29	59.56	11,500	59.56

1.75 – 60.75	10,518,227	4.08	$22.66	6,625,763	$21.33

The Company accounts for stock-based employee compensation using the intrinsic value method under APB 25, and related interpretations, and complies with the disclosure provisions of SFAS 123 and SFAS 148. SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Three Months Ended June 30,
	2003	2002
Risk-free interest rate	2.6%	2.8%
Expected term of options (years)	5.7	5.8
Expected volatility	76.0%	76.0%
Expected dividend yield	0.0%	0.0%

Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the options granted under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Three Months Ended June 30,
	2003	2002
Risk-free interest rate	1.2%	2.8%
Expected term of options (years)	0.25	0.25
Expected volatility	76.0%	76.0%
Expected dividend yield	0.0%	0.0%

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

The pro forma amounts for the three months ended June 30, 2003 and 2002 are not indicative of future period pro forma amounts.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In 1997, Micro Power Inc., one of the Company’s subsidiaries that the Company acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. The Company reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals, which is expected to continue for an additional 5 to 6 years from the quarter ended June 30, 2003. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system will be minimal. Management estimates that the accrual of $374,000 as of June 30, 2003 is sufficient to cover the estimated remaining 5 to 6 years of continued remediation activities and post-remediation site closure activities.

The Company has invested $969,000 in the Skypoint Fund as of June 30, 2003. The investment is carried at cost on the Company’s Condensed Consolidated Balance Sheets. The Company is contractually committed to fund an additional $4.1 million to the Skypoint Fund. The Company reviews its investments periodically to determine if there has been a temporary or permanent decline in the market value of the investments below the value at which the Company is carrying them on the Condensed Consolidated Balance Sheet. In assessing the potential impairment to the investment, the Company considers the fund performance information provided by the fund’s general partner together with other independent market information and makes an estimate of the future market potential of the venture capital fund. If the Company’s assessment of the value of its investment is inconsistent with actual results, the Company may be required to recognize impairment to the asset, resulting in additional expense on the Company’s Condensed Consolidated Statements of Income.

The Company warrants all of its products against defects in materials and workmanship for a period of ninety days from the delivery date. The Company’s sole liability is limited to either replacing, repairing or issuing credit, at its option, for the product it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by the Company, or resulting from failure to comply with the Company’s written operating and maintenance instructions. Warranty expense has historically been immaterial.

Additionally, the Company’s sales agreements indemnify its customers for any expenses or liability resulting from alleged or claimed infringements of any United Stated letter patents of third parties. However, the Company is not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are generally perpetual any time after issuance of the sales order acknowledgment. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any claim.

From time to time, the Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The following table summarizes the Company’s contractual payment obligations and commitments as of June 30, 2003 (in thousands):

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

	Fiscal Year					Thereafter	Total
	2004	2005	2006	2007	2008
Contractual obligations:
Purchase obligations	$4,984	$1,000	$—	$—	$—	$—	$5,984
Venture investment commitments (Skypoint Fund) (1)	4,050	—	—	—	—	—	4,050
Operating lease obligations	101	98	45	45	45	11	345

Total	$9,135	$1,098	$45	$45	$45	$11	$10,379

(1)	The payments related to the venture commitment, Skypoint Fund, do not have a set payment schedule.
The remaining amount payable to the fund will be required to be paid in accordance with the limited Partnership agreement with the fund.

NOTE 8. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 had no material impact on its financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 had no material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations as the Company has no such financial instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “continue,” “estimate,” “seek,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the Company’s net sales, (2) the Company’s gross profits, (3) the Company’s ability to control and/or reduce operating expenses, (4) the Company’s research and development efforts, (5) the effect of interest rates on the Company’s interest income, (6) the Company’s ability to maintain positive operating cash flows to fund future operations, (7) the sufficiency of the Company’s capital resources, (8) the Company’s capital expenditures, (9) competitive pressures, (10) charges against earnings, (11) international sales and (12) the general market and economic outlook. The Company disclaims any obligation to update information in any forward-looking statement.

Overview

Exar designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also provides one of the industry’s most comprehensive family of serial communications solutions. Within this product offering, the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTS”) are particularly well suited to support high data rates and increasing data transfer efficiency requirements for various industrial, telecom and computer server applications. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets. Exar uses its design methodologies to develop products ranging from application specific standard products (“ASSPs”), designed for industry-wide applications, to semi-custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar’s products provide the following benefits to its users:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus on core competencies and outsource standards-based solutions.

The Company’s customers include, among others, Alcatel, Cisco Systems, Inc., Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. For the three months ended June 30, 2003, one customer, Hewlett-Packard, accounted for approximately 13.0% of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales during the three months ended June 30, 2003.

Over the past several years, the Company has actively refocused its business on the communications market. In the 1970’s, the Company designed, manufactured and marketed custom and general-purpose analog circuits supporting many different applications. In the 1980’s, the Company transitioned its products to analog and mixed-signal ASSPs, focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid-1990’s, the Company continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, the Company leveraged its analog expertise by beginning to focus its product strategy and development efforts predominantly on the communications markets. For the three months ended June 30, 2003 and 2002, the Company’s communications product sales represented 76.8% and 63.3% of its net sales, respectively.

The Company markets its products in the Americas through independent non-exclusive sales representatives and independent non-exclusive distributors as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and Asia/Pacific Region by its wholly owned subsidiaries. The Company defines international sales as sales outside of the United States. The Company’s international sales represented 59.1% and 54.6% of net sales for the three months ended June 30, 2003 and 2002, respectively. These international sales consist of export sales from the United States that are denominated in United States dollars. Such international sales and operations expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge the operating results of its foreign subsidiaries against this currency exchange risk. Although foreign sales within certain countries or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

To date, inflation has not had a significant impact on the Company’s operating results.

Financial Outlook for Fiscal Year 2004

The Company believes that capital expenditure reductions by communications carriers and reduced enterprise spending in calendar year 2003 will put further downward pressure on demand for equipment and products sold by the Company’s customers. As a consequence, the Company continues to experience limited visibility with respect to customer demand for its communications products. The Company expects that long-term video, imaging and other revenue will decline further due to anticipated decreases in imaging product sales resulting from Hewlett-Packard’s product transitions and competing sources. The Company may not be able to sustain or grow its communications revenue sufficiently to offset the anticipated decline in its video, imaging and other revenue, thus the Company’s future results of operations and financial condition may be negatively impacted.

The Company has continued to witness the design of its communication devices into several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is positioned for growth when market conditions improve. In addition, the Company’s serial communication devices achieved more design wins in fiscal year 2003 than in any prior year. However, if the Company’s assumptions prove to be inaccurate, the design wins fail to result in significant revenue or the Company experiences pressure on its bookings and backlog as a result of competition or unfavorable market conditions, the Company’s future results of operations and financial condition may be negatively impacted.

The Company anticipates that interest income will continue to be under pressure as interest rates remain at historical lows. The Company plans to continue exchanging some of its short-termed marketable securities for long-termed marketable securities in order to capitalize on higher yields offered by long-termed securities. However, if the Company consumes cash in excess of future cash receipts, resulting in decreased average cash balances available for earning interest, the Company’s results of operations and financial condition may be negatively impacted.

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

The Company’s financial statements and accompanying disclosures, which are prepared in conformity with the accounting principles generally accepted in the United States, require that management use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Condensed Consolidated Financial Statements in the period for which they are determined to be necessary.

Exar’s most critical accounting policies relate to: (1) net sales; (2) reserves for excess inventories; (3) income taxes and (4) investments in non-public entities. Should any of the estimates embedded within the Company’s accounting policies prove to be inaccurate, the Company’s Condensed Consolidated Financial Statements could be negatively impacted. A further discussion can be found in Item 7, ”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Management believes that the Company consistently applies these judgments and estimates, and such consistent application fairly represents the Company’s Condensed Consolidated Financial Statements and accompanying notes for all periods presented.

Results of Operations

For the periods indicated, the following table sets forth certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended June 30,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	36.5	42.9

Gross profit	63.5	57.1

Operating expenses:
Research and development	34.5	31.7
Selling, general and administrative	29.4	27.5

Total operating expenses	63.9	59.2

Loss from operations	(0.4)	(2.1)
Other income, net	12.4	10.9

Income before income taxes	12.0	8.8
Provision for income taxes	2.6	2.6

Net income	9.4%	6.2%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended June 30,
	2003	2002
Communications	76.8%	63.3%
Video, Imaging and Other	23.2%	36.7%

	100.0%	100.0%

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Net sales

Net sales for the three months ended June 30, 2003 decreased by 10.7% to $16.0 million compared to $17.9 million for the three months ended June 30, 2002. The decrease in net sales during the first quarter of 2003 resulted from a 43.6% decrease in video, imaging and other product sales to $3.7 million from $6.6 million for the same period in the prior year, primarily as a result of a decline in sales to Hewlett-Packard. The decline in video, imaging and other product sales for the three months ended June 30, 2003 was partially offset by an 8.3% increase in communications products sales which increased to $12.3 million from $11.4 million for the same period in the prior year. Included in communications products sales was one-time technology license revenue of $0.5 million. For the three months ended June 30, 2003 and 2002, sales to Hewlett-Packard represented 13.0% and 23.8%, respectively of net sales, consisting of shipments of the Company’s imaging products to support Hewlett-Packard’s multifunction products.

The Company expects that, in the long-term, video, imaging and other revenue will decline further due to anticipated decreases in imaging product sales resulting from Hewlett-Packard’s product transitions and competing sources. Although the Company anticipates an eventual increase in communications product sales, this increase may not be sufficient to offset the expected decline in video and imaging product sales. If communications product sales do not increase to offset such anticipated decline, the Company’s financial condition and results of operations will likely be adversely impacted.

In the three months ended June 30, 2003, sales to domestic customers decreased by 19.7% to $6.5 million, as compared to $8.1 million for the same period in the prior year. The decrease was primarily due to reduced revenue from sale of other custom products, a shift by our customers to overseas contract manufacturers and continued downward general economic pressures. International sales remained relatively stable and decreased by 3.3% to $9.5 million, as compared to $9.8 million for the same period in the prior year.

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

Gross profit as a percentage of net sales for the three months ended June 30, 2003 was 63.5% compared to 57.1% for the three months ended June 30, 2002. The increase in gross profit as a percentage of net sales was primarily due to changes in product mix with a relative increase in sales of communications products which typically have higher margins than the Company’s video, imaging and other product sales and the benefit of one-time technology license revenue of $0.5 million. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, competitive pricing strategies, changes in product mix and other factors.

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

Total operating expenses

Total operating expenses for the three months ended June 30, 2003 decreased to $10.2 million or 63.9% of net sales, compared to $10.6 million or 59.2% of net sales for the three months ended June 30, 2002. The decrease in total operating expenses resulted from absolute dollar reductions in research and development and selling, general and administrative expenses reflecting, in part, the realization of cost benefits associated with cost containment measures undertaken by the Company.

Research and development

Research and development (“R&D”) costs consist primarily of:

•	the salaries and related expenses of engineering employees engaged in research, design and development activities;

•	costs related to design tools, supplies and services; and

•	facilities expenses.

R&D expenses for the three months ended June 30, 2003 were $5.5 million, or 34.5% of net sales, compared to $5.7 million, or 31.7% of net sales, for the three months ended June 30, 2002.

As a continuation of the cost containment measures undertaken by the Company in the fiscal year ended March 31, 2002, the Company implemented an approximate 10% workforce reduction on October 21, 2002 to further align the Company’s expenses with anticipated revenue (the “October 2002 Workforce Reduction”). In connection with the October 2002 Workforce Reduction, the Company reduced the number of engineering employees engaged in R&D. The Company began to realize the cost benefits associated with these measures in the quarter ended March 31, 2003. The Company anticipates that the impact of these cost benefits will be partially offset by increased spending on product development.

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

SG&A expenses for the three months ended June 30, 2003 were $4.7 million, or 29.4% of net sales, compared to $4.9 million, or 27.5% of net sales, for the three months ended June 30, 2002. The decrease in SG&A spending in absolute dollars was primarily the result of the realization of cost benefits associated with the October 2002 Workforce Reduction and reduced sales commissions, and was partially offset by increased medical and workers compensation-related expenses and certain professional fees.

In connection with the October 2002 Workforce Reduction, the Company reduced the number of employees engaged in selling, marketing and administration. The cost benefits associated with the October 2002 Workforce Reduction began to be realized in the quarter ended March 31, 2003. However, it is possible that future SG&A expenses will increase in absolute dollars as a result of possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and a general expansion of the Company’s operations. The Company continues to assess its cost structure and other programs to improve operational efficiencies. In the short term, many of the SG&A expenses are fixed, which will result in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease.

Other income, net

Other income, net primarily consists of:

•	interest income;

•	realized gains on marketable securities; and

•	losses or gains resulting from investments in non-public companies and venture funds.

For each of the three-month periods ended June 30, 2003 and 2002, other income, net remained unchanged at approximately $2.0 million. A $0.3 million decrease in interest income and other, net resulted from lower interest-related earnings on cash and marketable securities and the fact that the Company did not record losses on other long-term investments as it had in the three months ended June 30, 2002 relating to the Company’s investment in the TechFarm Fund.

Reported within loss on other long-term investments in other income, net for the three months ended June 30, 2002 were charges of $412,000, recorded for the Company’s equity investment portion of the loss experienced by the TechFarm Fund during that period. In connection with the amendment of the partnership agreement effective May 31, 2002, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. The Company has fulfilled its capital contribution commitment. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee, having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. If the Company’s assessed value of its investment were to fall below the carrying value reported on the Company’s Condensed Consolidated Balance Sheets, the Company would be required to recognize an impairment charge, resulting in additional expense in the Company’s Condensed Consolidated Statements of Income.

The Company expects that its interest income will continue to be adversely affected by continued downward pressure on interest rates and current economic conditions.

Provision for income taxes

The effective income tax rate for the three months ended June 30, 2003 and 2002 was 22.0% and 30.0%, respectively, compared with the federal statutory rate of 35%. The provision for income taxes for the three months ended June 30, 2003 and 2002 differs from the amount computed by applying the statutory federal rate principally due to tax-exempt interest and the use of income tax credits, and was partially offset by state income taxes.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At June 30, 2003, the Company had no foreign currency contracts outstanding.

The Company’s principal source of liquidity in the three months ended June 30, 2003 and 2002 were cash and cash equivalents, short-term marketable securities and long-term marketable securities which increased by $3.0 million to $425.1 million at June 30, 2003 from $422.1 million at March 31, 2003. The $27.5 million increase in cash and cash equivalents during the three months ended June 30, 2003 was due to net cash provided by investing activities of $21.9 million, net cash provided by operating activities of $3.5 million and net cash provided by financing activities of $2.2 million.

The Company generated cash flows from operating activities of $3.5 million during the three months ended June 30, 2003 as compared to $1.0 million in the same period in 2002. The positive cash flow from operations during the three months ended June 30, 2003 was attributable to net income of $1.5 million as compared to $1.1 million for the same period in the prior year. Also contributing to the positive cash flow from operations in the three months ended June 30, 2003 were $1.9 million in non-cash charges and a $1.7 million increase in accrued sales commissions and other accrued expenses, partially offset by a $0.9 million increase in inventories. For the three months ended June 30, 2002, non-cash charges of approximately $1.9 million were offset by a $1.3 million increase in accounts receivable and a $0.8 million increase in inventories related to the increased sales volume.

The Company generated cash flows from investing activities of $21.9 million during the three months ended June 30, 2003 as compared to the use of $49.2 million in the same period in 2002. Net cash provided by investing activities during the three months ended June 30, 2003 resulted from $24.6 million in net proceeds from maturities of short-term and long-term marketable securities partially offset by $2.7 million in purchases of property, plant and equipment, which consisted primarily of $2.2 million in design automation software additions. The Company previously undertook the construction of an on-site power generation project in order to produce its own electricity for its Fremont headquarters. The on-site power generation project was completed and became operational during the three months ended June 30, 2003. The Company expects that the total on-site power generation project costs, net of an approximate $926,000 refund to be issued by the California Energy Commission, will be approximately $2.8 million. Net cash used in investing activities during the three months ended June 30, 2002 resulted from $46.2 million in net purchases of short-term and long-term marketable securities and $2.2 million in purchases of property, plant and equipment, which included a $779,000 progress payment for the power generation project.

As of June 30, 2003, the Company had funded $950,000 of its $5.0 million committed capital in the Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”). As of June 30, 2002, the Company had funded $1.5 million of its committed capital. However, during the quarter ended September 30, 2002, the Skypoint Fund refunded $750,000 of the Company’s previous capital contribution. The Company is obligated to contribute its remaining committed capital of approximately $4.1 million as needed. To meet its capital commitment to the fund, the Company may need to use its existing cash, cash equivalents and marketable securities.

Net cash provided by financing activities totaled $2.2 million in the three months ended June 30, 2003 as compared to $2.6 million in the same period in the prior year representing proceeds from the issuance of common stock. During the three months ended June 30, 2003, the Company received $2.2 million from the issuance of approximately 356,000 shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. Although the Company did not repurchase any of its outstanding shares during the three months ended June 30, 2003 and 2002, respectively, the Company may utilize this program in the future, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. As of June 30, 2003, the Company had approximately $6.0 million of outstanding purchase commitments with several suppliers for the purchase of wafers, capital equipment and various service contracts. The Company expects to receive and pay for the wafers, capital equipment and various service contracts over the next 12 months from its existing cash balances.

The following table summarizes the Company’s contractual payment obligations and commitments as of June 30, 2003 (in thousands):

	Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual obligations:
Purchase obligations	$4,984	$1,000	$—	$—	$—	$—	$5,984
Venture investment commitments (Skypoint Fund) (1)	4,050	—	—	—	—	—	4,050
Operating lease obligations	101	98	45	45	45	11	345

Total	$9,135	$1,098	$45	$45	$45	$11	$10,379

(1)	The payments related to the venture commitment, Skypoint Fund, do not have a set payment schedule. The remaining amount payable to the fund will be required to be paid in accordance with the limited partnership agreement with the fund.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company’s needs and prevailing market conditions. The Company believes that its cash and cash equivalents, short-term marketable securities, long-term marketable securities and cash flow from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations. From time to time, the Company evaluates potential acquisitions and equity investments complementary to its design expertise and market strategy. To the extent that the Company pursues or positions itself to pursue these transactions, the Company may seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

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

Although the Company’s revenue from the sale of its communications products is expected to grow in the long term, it may not grow fast enough to offset the expected decline in revenue from non-communications products. If communications revenue does not increase in the future, the Company’s financial condition and results of operations will be materially and adversely impacted.

The Company is continuing to focus a significant portion of its research and sales resources on the communications market. As a result, the Company’s dependence on this market, as compared to the Company’s dependence on other markets, such as video and imaging, is increasing. Given the Company’s increasing dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market, either by taking market share from competitors or by maintaining market share while in a growing market. If the Company is not able to generate additional revenue in the communications market, the Company’s business, financial condition and results of operations will be materially and adversely impacted.

THE SLOWDOWN AND UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES MAY CONTINUE TO ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Decreased consumer confidence, reduced corporate profits, lower capital spending, the impact of the Iraq war, the outbreak of the Severe Acute Respiratory Syndrome (“SARS”) and other geopolitical factors have had, and continue to have, a negative impact on the U.S. and global economies. Many of the Company’s customers continue to experience lack of significant demand for their products as a result of continued uncertainty regarding future capital spending by the communications service providers. This uncertainty regarding capital spending is based upon the weak operating results of these service providers, which, in turn, have hindered their ability to obtain additional capital from the public markets in order to continue to build their networks. Communications service providers continue to face significant financial challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. These challenges have been exacerbated by disclosures of accounting irregularities by communications service providers and other large public companies. If the Company’s customers delay or cancel their orders for the Company’s products, the Company’s revenues and results of operations may be negatively impacted.

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

In the future, the Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business. Competition for skilled employees having unique technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options. With respect to the Company’s management, the Company’s anticipated future growth is expected to continue to place additional demands on management resources and, therefore, will likely require the addition of new management personnel as well as the development of additional expertise by existing management personnel. The failure to retain and recruit key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

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

THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES TO MANUFACTURE ITS ICs. ANY DISRUPTION IN OR LOSS OF THE FOUNDRIES’ CAPACITY TO MANUFACTURE THE COMPANY’S PRODUCTS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING THE POTENTIAL FOR AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER MATERIALS COSTS. THESE RISKS MAY LEAD TO DELAYED PRODUCT DELIVERY OR INCREASED COSTS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

THE COMPANY’S DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST ITS PRODUCTS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING THE POTENTIAL FOR AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER MATERIALS COSTS. THESE RISKS MAY LEAD TO DELAYED PRODUCT DELIVERY OR INCREASED COSTS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

International sales accounted for 59.1% of net sales for the three months ended June 30, 2003. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

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

In addition, because sales of the Company’s products have been denominated primarily in United States dollars, increases in the value of the United States dollar could increase the relative price of the Company’s products such that they become more expensive to customers in the local currency of a particular country. Increased international activity in the future may result in increased foreign currency denominated sales. Furthermore, because some of the Company’s customers’ purchase orders and agreements are governed by foreign laws, the Company may be limited in its ability to enforce its rights under these agreements and to collect damages, if awarded.

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

Due to the communications IC equipment product cycle, historically it has taken the Company 12 to 18 months or longer to realize volume shipments after its initial contact with a customer. The Company first works with customers to achieve a design win, which may take six months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

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

FIXED OPERATING EXPENSES AND THE COMPANY’S PRACTICE OF ORDERING MATERIALS IN ANTICIPATION OF FUTURE CUSTOMER DEMAND COULD MAKE IT DIFFICULT FOR THE COMPANY TO RESPOND EFFECTIVELY TO SUDDEN SWINGS IN DEMAND. SUCH SUDDEN SWINGS IN DEMAND COULD THEREFORE HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

More specifically, the Company cannot be sure that its pending patent applications or any future applications will be approved, or that any issued patents will provide it with competitive advantages or will not be challenged by third parties. Nor can the Company be sure that, if challenged, the Company’s patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on the Company’s ability to do business. Furthermore, others may independently develop similar products or processes, duplicate the Company’s products or processes or design around any patents that may be issued to the Company.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the quarter ended June 30, 2003, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2003, short-term investments consisted of auction rate securities, government and corporate securities of $142.2 million and long-term investments consisted of government and corporate securities of $24.3 million. At June 30, 2003, the difference between the fair market value and the underlying cost of such investments was $397,000.

The Company’s net income is dependent on, amongst other factors, interest income and realized gains from the sale of marketable investments. If interest rates continue to decline or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

ITEM 4.	CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”). The Company evaluated the effectiveness of the design and operation of its Disclosure Controls, as defined by the rules and regulations of the SEC (“Evaluation”), as of the end of the period covered by this Report. This Evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of this Report the Company present conclusions of the CEO and the CFO about the effectiveness of its Disclosure Controls based on the Evaluation and as of the date of the end of the period covered by this Report.

CEO and CFO Certifications. Attached as Exhibits 31.1 and 31.2 of this Report are the certifications of the CEO and the CFO in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”). This section of the Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

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

Limitations on the Effectiveness of Disclosure Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of the Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Scope of Evaluation. The CEO and CFO, in conjunction with the Company’s Disclosure Control Committee, have conducted an Evaluation of the Company’s Disclosure Controls, which included a review of the Disclosure Controls objective, design, implementation, compliance and the effect of such controls on the information for consideration of its use and inclusion in this Report.

Conclusion. Based on the Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective, as of the end of the period covered by this Report, to ensure that material information relating to the Company was communicated to management, including the CEO and CFO, particularly during this period as this Report was being prepared.

b) Changes in Internal Control Over Financial Reporting.

Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

c) Non-Audit Services.

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved by the Company’s Audit Committee, performed or to be performed by PricewaterhouseCoopers L.L.P., the Company’s independent auditors, are as follows: (1) corporate income tax return preparation; (2) other-tax related services; and (3) accounting advisory services with respect to filings with the SEC.

d) Available Information.

The Company files electronically with the SEC its Annual Reports on Form 10-K, Quarterly Interim Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the issuer. Exar makes available on its website at www.exar.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting the Company’s Investors Relations department at (510) 668-2701 or by sending an e-mail through the Investors Homepage on the Company’s website, www.exar.com.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits filed with the current Report on Form 10-Q for the quarter ended June 30, 2003 are as follows:

Exhibit Footnote	Exhibit Number	Description

(a)	3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exar Corporation, as amended June 8, 2000.

(b)	3.2	Bylaws of the Company, as amended, March 21, 2002 and September 30, 2002.

	31.1	Chief Executive Officer Certification

	31.2	Chief Financial Officer Certification

	32.1	Section 906 Certification of Chief Executive Officer

	32.2	Section 906 Certification of Chief Financial Officer

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on June 23, 2000, and incorporated herein by reference.

(b)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, and incorporated herein by reference.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 23, 2003 to report under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits” a copy of the Company’s press release dated April 23, 2003 and to report under Item 9. “Regulation FD Disclosure” that the Company had issued a press release on April 23, 2003 announcing its financial results for the fourth quarter and year ended March 31, 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION
(Registrant)

August 11, 2003	By:	/s/ DONALD L. CIFFONE JR.
(Donald L. Ciffone Jr.) Chairman of the Board, Chief Executive Officer and President

August 11, 2003	By:	/s/ RONALD W. GUIRE
(Ronald W. Guire) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)