Form 10-Q
period 2003-09-30
EXAR CORP
filed 2003-11-10
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-14225

EXAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1741481 (I.R.S. Employer Identification No.)

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

As of October 31, 2003, 40,649,240 shares of Common Stock, par value $0.0001, were issued and outstanding, net of 245,000 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$250,671	$231,007
Short-term marketable securities	176,741	136,844
Accounts receivable (net of allowances of $1,118 and $1,142, respectively)	5,360	4,275
Inventory	2,824	2,893
Prepaid expenses and other	2,913	2,384
Deferred income taxes, net	3,233	3,233

Total current assets	441,742	380,636

Property, plant and equipment, net	29,020	28,054
Long-term marketable securities	1,004	54,259
Other long-term investments	2,879	8,759
Deferred income taxes, net	7,523	7,482
Other non-current assets	46	35

Total assets	$482,214	$479,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,490	$2,295
Accrued compensation and related benefits	3,627	3,269
Accrued sales commissions	804	740
Other accrued expenses	3,120	1,336
Income taxes payable	5,108	4,507

Total current liabilities	15,149	12,147
Long-term obligations	280	312

Total liabilities	15,429	12,459

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $.0001 par value; 2,250,000 shares authorized;
no shares outstanding	—	—
Common stock: $.0001 par value; 100,000,000 shares authorized;
40,781,240 and 40,329,609 shares outstanding	401,567	398,606
Accumulated other comprehensive income	326	372
Retained earnings	69,503	72,399
Treasury stock: 245,000 shares of common stock at cost	(4,611)	(4,611)

Total stockholders’ equity	466,785	466,766

Total liabilities and stockholders’ equity	$482,214	$479,225

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net sales	$16,237	$19,001	$32,246	$36,932
Cost of sales	5,848	10,592	11,687	18,284

Gross profit	10,389	8,409	20,559	18,648

Operating expenses:
Research and development	5,433	5,715	10,958	11,398
Selling, general and administrative	4,636	4,928	9,336	9,863

Total operating expenses	10,069	10,643	20,294	21,261

Income (loss) from operations	320	(2,234)	265	(2,613)

Other income (loss), net
Interest income and other, net	1,737	2,412	3,715	4,780
Net loss on other long-term investments	(6,000)	(35,474)	(6,000)	(35,886)

Total other income (loss), net	(4,263)	(33,062)	(2,285)	(31,106)

Loss before income taxes	(3,943)	(35,296)	(2,020)	(33,719)
Provision for income taxes	453	23	876	496

Net loss	$(4,396)	$(35,319)	$(2,896)	$(34,215)

Loss per share:
Basic and diluted loss per share	$(0.11)	$(0.89)	$(0.07)	$(0.87)

Shares used in the computation of loss per share:
Basic and diluted	40,481	39,602	40,375	39,455

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,896)	$(34,215)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	2,459	2,224
Provision for doubtful accounts receivable and sales returns	1,360	810
Provision for excess inventory	—	2,311
Other than temporary decline in the value of other long-term investments	6,000	35,886
Deferred income taxes, net	(57)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,445)	(2,225)
Inventory	69	(220)
Prepaid expenses and other	(524)	(1,587)
Accounts payable	195	(132)
Accrued compensation and related benefits	358	(60)
Accrued sales commissions and other accrued expenses	1,816	(52)
Income taxes payable	624	335

Net cash provided by operating activities	6,959	3,075

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,425)	(2,751)
Purchases of short-term marketable securities	(161,180)	(63,623)
Proceeds from maturities of short-term marketable securities	121,235	27,820
Purchases of long-term marketable securities	—	(64,854)
Proceeds from maturities of long-term marketable securities	53,182	22,518
Other long-term investments	(120)	(91)

Net cash provided by (used in) investing activities	9,692	(80,981)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,961	4,477

Net cash provided by financing activities	2,961	4,477
Effect of exchange rate changes on cash	52	174

Net increase (decrease) in cash and cash equivalents	19,664	(73,255)
Cash and cash equivalents at the beginning of period	231,007	317,429

Cash and cash equivalents at the end of period	$250,671	$244,174

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$271	$165

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation and its subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard complementary metal oxide semiconductors (“CMOS”) process technologies, Exar provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also provides one of the industry’s most comprehensive family of serial communications solutions. Within this product offering, the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTS”) are particularly well suited to support high data rates and increasing data transfer efficiency requirements for various industrial, telecom and computer server applications. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets. Exar’s Common Stock trades on the NASDAQ Stock Market under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2003 balance sheet was derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2003 included in its Annual Report on Form 10-K, as filed on June 20, 2003 with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2.	NON-GAAP NET INCOME AND NET INCOME PER SHARE

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

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Three Months Ended September 30,
	2003	2002
Expected option life (years)	6.1	5.6
Risk-free interest rate	3.0%	2.8%
Expected stock price volatility	67.1%	76.3%
Expected dividend yield	0.0%	0.0%

Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the options granted under the ESPP. The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Three Months Ended September 30,
	2003	2002
Expected option life (years)	0.25	0.25
Risk-free interest rate	1.0%	2.8%
Expected stock price volatility	37.1%	76.3%
Expected dividend yield	0.0%	0.0%

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting periods.

The Non-GAAP amounts for the three and six months ended September 30, 2003 and 2002 are not indicative of future period Non-GAAP amounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss – GAAP	$(4,396)	$(35,319)	$(2,896)	$(34,215)
Fair value stock-based compensation	8,132	7,653	15,500	14,599

Net loss – Non-GAAP	$(12,528)	$(42,972)	$(18,396)	$(48,814)

GAAP:
Loss per share – Basic and Diluted	$(0.11)	$(0.89)	$(0.07)	$(0.87)

Non-GAAP:
Loss per share – Basic and Diluted	$(0.31)	$(1.09)	$(0.46)	$(1.24)

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 3.	INVENTORIES

Net inventories consisted of the following (in thousands):

	September 30, 2003	March 31, 2003
Work-in-process, net	$1,440	$1,493
Finished goods, net	1,384	1,400

Net inventories	$2,824	$2,893

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30, 2003	March 31, 2003
Land	$6,584	$6,584
Building	13,439	13,485
Machinery and equipment	44,974	38,370
Construction-in-progress	—	3,732

	64,997	62,171
Accumulated depreciation and amortization	(35,977)	(34,117)

Total	$29,020	$28,054

The total property, plant and equipment as of September 30, 2003 is net of a $926,000 rebate received by the Company from the California Energy Commission in connection with the Company’s completion of its on-site installation of power generating equipment.

NOTE 5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) exclude dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of the Company’s EPS for the three and six months ended September 30, 2003 and 2002 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(4,396)	$(35,319)	$(2,896)	$(34,215)

Shares used in computation:
Weighted average common shares outstanding used in computation of basic loss per share	40,481	39,602	40,375	39,455
Dilutive effect of stock options	—	—	—	—

Shares used in computation of diluted loss per share	40,481	39,602	40,375	39,455

Loss per share – Basic and Diluted	$(0.11)	$(0.89)	$(0.07)	$(0.87)

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

As a result of the net loss for the three months ended September 30, 2003 and 2002, 1,812,000 and 2,090,000, respectively, of potentially dilutive shares of common stock have not been included in the calculation of diluted loss per share for the periods presented because to do so would have been anti-dilutive. For the six months ended September 30, 2003 and 2002, 1,662,000 and 2,352,000, respectively, of potentially dilutive shares of common stock have not been included in the calculation of diluted loss per share for the periods presented because to do so would have been anti-dilutive.

NOTE 6.	VOLUNTARY STOCK OPTION EXCHANGE PROGRAM

On August 27, 2003, the Company offered eligible employees the opportunity to exchange certain outstanding options for new options. Eligible employees included regular, full-time, U.S. resident employees of the Company or its subsidiaries. Members of the Company’s board of directors, executive officers and employees of the Company subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, were not eligible to participate in the offer. The offer expired on September 25, 2003 at 5:00 p.m., Pacific Time.

The offer was a voluntary exchange for eligible option holders under the Company’s 1997 Equity Incentive Plan and 2000 Equity Incentive Plan, to exchange all of their options, vested or unvested, with exercise prices equal to or greater than $26.00 per share and all options granted on or after February 27, 2003, regardless of price.

A total of 1,438,205 exchanged options were cancelled on September 26, 2003 and new options will be granted at least six months and one day after the cancellation date, September 26, 2003. The number of new options granted to the participants will depend on the original exercise price at which the exchanged options were granted. Exchanged options with an exercise price per share equal to or greater than $26.00 and less than or equal to $50.00 will be replaced with new options at an exchange ratio of one new option for every two exchanged options. Exchanged options with an exercise price per share greater than $50.00 will be replaced with new options at an exchange ratio of one new option for every four exchanged options. Options with an exercise price per share less than $26.00 were not eligible for exchange under the offer, except for options granted on or after February 27, 2003, which were required to be exchanged as a condition to participate in the offer. Such options will be replaced with new options at an exchange ratio of one new option for every one exchanged option. The new options will be granted at the fair market value as of the grant date. The Company expects to grant 551,000 replacement options at least six months and one day after the cancellation date, September 26, 2003.

Each new option to be granted to participants in the offer will be subject to a new vesting schedule that will commence on the new option grant date. If any portion of the exchanged options are vested as of the date such options are cancelled, then the corresponding portion of the new options granted to such participants in exchange for the vested exchanged options shall be fully vested nine months from the new option grant date. If any portion of the exchanged options is unvested as of the date such options are cancelled, then 50% of the corresponding portion of the new options granted to such participants in exchange for the unvested exchanged options shall vest on the one year anniversary of the new option grant date and the remaining 50% of the corresponding portion of the new options shall vest on the two year anniversary of the new option grant date. For additional information about the offer, please refer to the Schedule TO-C filed with the SEC on August 21, 2003 and the Schedule TO-I filed with the SEC on August 27, 2003.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 7.	COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(4,396)	$(35,319)	$(2,896)	$(34,215)

Other comprehensive income:
Cumulative translation adjustments	22	(3)	28	40
Unrealized gain (loss), net on marketable securities	(85)	229	(73)	311

Total other comprehensive loss	$(4,459)	$(35,093)	$(2,941)	$(33,864)

NOTE 8.	OTHER LONG-TERM INVESTMENTS

In July 2001, Exar invested $40.3 million in the Series C Preferred Stock financing for a 16% equity interest in Internet Machines Corporation (“IMC”), a pre-revenue, privately-held company that has developed a family of highly-integrated communications ICs that provide protocol-independent network processing, switch fabric and traffic management solutions for high-speed optical, metro area network and internet infrastructure equipment.

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded an impairment charge against its earnings of $35.3 million, reducing the value of its equity investment from $40.3 million to $5.0 million as of September 30. 2002.

During the three months ended September 30, 2003, the Company determined that the carrying value of its investment in IMC was further impaired. Consequently, Exar recorded an asset impairment charge of $5.0 million, writing off the remainder of its investment carrying value in IMC.

Exar became a limited partner in TechFarm Ventures (Q), L.P. (the “TechFarm Fund”) in May 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of the TechFarm Fund, and a Delaware Limited Partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the TechFarm Fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee having less rights and status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company has fulfilled its capital contribution commitment and, therefore, will not be required to fund additional amounts.

At June 30, 2003, the investment in the TechFarm Fund represented Exar’s contributed capital of $4.0 million less an investment write-down of $1.2 million, netting to the $2.8 million reflected on the Company’s Condensed Consolidated Balance Sheets. During the three months ended September 30, 2003, the Company became aware of significant changes in the business of certain portfolio companies within the Fund. Exar believes that these changes impaired the carrying value of its investment in the TechFarm Fund. Exar recorded an impairment charge against its earnings of $1.0 million, reducing its carrying value to $1.8 million. If the Company’s assessed value of its

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

investment were to fall below the remaining carrying value, the Company would be required to recognize an impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statements of Income.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. Exar is obligated to fund $5.0 million, which represents approximately 5% of the fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $1.1 million as of September 30, 2003, which reflects the return to the Company of $750,000 of previously funded capital in the three months ended September 30, 2002. As of September 30, 2003, the Company’s remaining capital contribution obligation was $3.9 million. The investment in the Skypoint Fund is reflected at cost on the Company’s Condensed Consolidated Balance Sheets. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize an impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statements of Income.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Generally, the Company warrants all of its products against defects in materials and workmanship for a period of ninety days from the delivery date. The Company’s sole liability is limited to replacing, repairing or issuing credit, at its option, for the product for which the Company has received payment. Historically, warranty expense has been immaterial.

Additionally, the Company’s sales agreements indemnify its customers for any expenses or liability resulting from alleged or claimed infringements of any United Stated letter patents of third parties. However, the Company is not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is difficult to ascertain. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any such customer indemnity claim.

From time to time, the Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In June 1994, the Company acquired Micro Power Inc. Previously, Micro Power Inc. had identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the exact source of the contamination has not been identified. Prior to its acquisition, Micro Power Inc. had reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system will not be material. Management estimates that the accrual of $352,000 as of September 30, 2003 is sufficient to cover near term remediation activities and post-remediation site closure activities.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

The following table summarizes the Company’s contractual payment obligations and commitments as of September 30, 2003 (in thousands):

	Fiscal Year					Thereafter	Total
	2004	2005	2006	2007	2008
Contractual Obligations

Purchase Obligations (1)	$6,232	$1,700	$—	$—	$—	$—	$7,932
Venture Investment Commitments (Skypoint Fund) (2)	3,937	—	—	—	—	—	3,937
Lease Obligations	101	98	45	45	45	11	345

Total	$10,270	$1,798	$45	$45	$45	$11	$12,214

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.

(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner.

NOTE 10.	INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and in video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom and France. The Company’s principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers. Substantially all of the Company’s long-lived assets at September 30, 2003 and 2002 were located in the United States.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area for the three and six months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net sales:
United States	$7,168	$6,151	$13,714	$14,298
Asia	3,316	2,657	6,176	4,514
Europe	2,589	1,592	5,143	3,716
Singapore	2,079	7,738	4,437	12,942
Japan	960	733	2,576	1,278
Rest of the World	125	130	200	184

Total net sales	$16,237	$19,001	$32,246	$36,932

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

NOTE 11.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 had no material impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 had no material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These forward-looking statements apply only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “continue,” “estimate,” “seek,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the demand for the Company’s products and the Company’s net sales, (2) the Company’s gross profits, (3) the Company’s ability to control and/or reduce operating expenses, (4) the Company’s research and development efforts, (5) the effect of interest rates on the Company’s interest income, (6) the Company’s ability to maintain positive operating cash flows to fund future operations, (7) competitive pressures, (8) charges against earnings, (9) international sales and (10) the general market and economic outlook.

Overview

The Company designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also provides one of the industry’s most comprehensive family of serial communications solutions. Within this product offering, the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTS”) are particularly well suited to support high data rates and increasing data transfer efficiency requirements for various industrial, telecom and computer server applications. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets. Exar uses its design methodologies to develop products ranging from application specific standard products (“ASSPs”), designed for industry-wide applications, to semi-custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar’s products provide the following benefits to its users:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus on core competencies and to outsource standards-based solutions.

The Company’s customers include, among others, Alcatel, Cisco Systems, Inc., Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. For the three and six months ended September 30, 2003, one customer, Hewlett-Packard, accounted for approximately 15.3% and 14.2%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales for the three and six months ended September 30, 2003.

The Company is leveraging its analog expertise by focusing its product strategy and development efforts predominantly in the communications markets. For the three months ended September 30, 2003 and 2002, the Company’s communications product sales represented 74.6% and 45.7% of its net sales, respectively. The Company’s communications product sales represented 75.7% and 54.2% of its net sales, respectively, for the six months ended September 30, 2003 and 2002.

The Company markets its products in the Americas through independent non-exclusive sales representatives and independent non-exclusive distributors as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and the Asia/Pacific Region by its wholly owned subsidiaries and independent sales representatives. The Company defines international sales as product shipped to locations outside of the United States. The Company’s international sales represented 55.9% and 67.6% of net sales for the three months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003 and 2002, the Company’s international sales represented 57.5% and 61.3% of net sales, respectively. These international sales consist of export sales from the United States that are denominated in United States dollars. Such international sales and operations expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge the operating results of its foreign subsidiaries against this currency exchange risk. Although foreign sales within certain countries or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors” and those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

To date, inflation has not had a significant impact on the Company’s operating results.

Financial Outlook for Fiscal Year 2004

The Company believes that uncertainties associated with capital expenditures by communications carriers and enterprise spending in calendar year 2003 will put further downward pressure on demand for equipment and products sold by the Company’s customers. As a consequence, the Company continues to experience limited visibility with respect to customer demand for its communications products. The Company expects that long-term video, imaging and other revenue will decline further due to anticipated decreases in imaging product sales resulting from Hewlett-Packard’s product transitions and competing sources. The Company may not be able to sustain or grow its communications revenue sufficiently to offset the anticipated decline in its video, imaging and other revenue, thus the Company’s future results of operations and financial condition may be negatively impacted.

The Company has continued to witness the design of its communication devices into several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is positioned for growth when communications market conditions improve. In addition, the Company’s serial communication devices achieved more design wins in fiscal year 2003 than in any prior fiscal year. However, if the Company’s assumptions prove to be inaccurate, the design wins fail to result in significant revenue or the Company experiences pressure on its bookings and backlog as a result of competition or unfavorable market conditions, the Company’s future results of operations and financial condition may be negatively impacted.

In the past the Company has experienced decreasing interest income resulting from interest rates being at historical lows. The Company anticipates that interest income will continue to fluctuate as a result of future interest rate changes. If the Company consumes cash in excess of receipts, resulting in decreased average cash balances available for earning interest, the Company’s results of operations and financial condition may be negatively impacted.

Critical Accounting Policies and Use of Estimates

The SEC has released FR-60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which encourages companies to disclose critical accounting policies, judgments and uncertainties affecting the application of those policies and the likelihood that materially different financial results would be reported under different conditions or with the use of different assumptions. Such critical accounting policies, as defined by the SEC, are those that are both most significant to the depiction of a company’s financial condition and results and require the use of difficult, subjective and complex judgment by management, often as a result of the need to make estimates about the effect of matters that are uncertain.

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

Exar’s most critical accounting policies relate to: (1) net sales; (2) reserves for excess inventories; (3) income taxes; and (4) investments in non-public entities. Should any of the estimates embedded within the Company’s accounting policies prove to be inaccurate, the Company’s Condensed Consolidated Financial Statements could be negatively impacted. A further discussion can be found in Item 7., ”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Management believes that the Company consistently applies these judgments and estimates, and such consistent application fairly represents the Company’s Condensed Consolidated Financial Statements and accompanying Notes for all periods presented.

Results of Operations

For the periods indicated, the following table sets forth certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.0	55.7	36.2	49.5

Gross profit	64.0	44.3	63.8	50.5

Operating expenses:
Research and development	33.5	30.1	34.0	30.9
Selling, general and administrative	28.5	26.0	29.0	26.7

Total operating expenses	62.0	56.1	63.0	57.6

Income (loss) from operations	2.0	(11.8)	0.8	(7.1)

Other income (loss), net
Interest income and other, net	10.7	12.7	11.5	12.9
Loss on other long-term investments	(37.0)	(186.7)	(18.6)	(97.1)

Total other income (loss), net	(26.3)	(174.0)	(7.1)	(84.2)

Loss before income taxes	(24.3)	(185.8)	(6.3)	(91.3)
Provision for income taxes	2.8	0.1	2.7	1.3

Net loss	(27.1)%	(185.9)%	(9.0)%	(92.6)%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Communications	74.6%	45.7%	75.7%	54.2%
Video, Imaging and Other	25.4%	54.3%	24.3%	45.8%

	100.0%	100.0%	100.0%	100.0%

Three and Six Months Ended September 30, 2003 compared to Three and Six Months Ended September 30, 2002

Net sales

Net sales for the three months ended September 30, 2003 decreased by 14.5% to $16.2 million compared to $19.0 million for the three months ended September 30, 2002. Net sales for the six months ended September 30, 2003 decreased by 12.7% to $32.2 million compared to $36.9 million for the six months ended September 30, 2002. The decrease in net sales during the three and six months ended September 30, 2003 resulted from a decrease of 60.1% and 53.7%, respectively, in video, imaging and other product sales to $4.1 million and $7.8 million, respectively, from $10.3 million and $16.9 million, respectively, for the same periods in the prior year, primarily as a result of a decline in imaging product sales. The decline in video, imaging and other product sales for the three and six months ended September 30, 2003 was partially offset by an increase of 39.6% and 21.9%, respectively, in communications products sales which increased to $12.1 million and $24.4 million, respectively, from $8.7 million and $20.0 million, respectively, for the three and six months ended September 30, 2002. Included in communications products sales for the six months ended September 30, 2003 was one-time technology license revenue of $500,000. For the three and six months ended September 30, 2003, sales to Hewlett-Packard represented 15.3% and 14.2%, respectively, of net sales, consisting of shipments of the Company’s imaging products to support Hewlett-Packard’s multifunction products. For the same periods last year, sales to Hewlett-Packard represented 39.8% and 31.9%, respectively, of net sales.

The Company expects that video, imaging and other revenue will decline further due to anticipated decreases in imaging and video product sales resulting from customer product transitions and competing sources. Although the Company anticipates increased communications product sales, these increases may not be sufficient to offset the expected decline in video and imaging product sales. If communications product sales do not increase to offset such anticipated decline, the Company’s financial condition and results of operations may be adversely impacted.

For the three months ended September 30, 2003, sales to domestic customers increased by 16.5% to $7.2 million, compared to $6.2 million for the same period in the prior year. The increase was primarily due to higher unit sales of communication products resulting from increased demand for the Company’s products. International sales decreased by 29.4% to $9.1 million for the three months ended September 30, 2003, compared to $12.8 million for the three months ended September 30, 2002 as a result in lower imaging product sales. For the six months ended September 30, 2003, sales to domestic customers decreased 4.1% to $13.7 million from $14.3 million for the six months ended September 30, 2002. The decrease was primarily due to decreased revenue from sales of other custom products and a shift by the Company’s customers to overseas contract manufacturers. For the six months ended September 30, 2003, international sales decreased by 18.1% to $18.5 million from $22.6 million for the six months ended September 30, 2002 as a result from the decrease in imaging product sales.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering; and

•	provision for excess inventory.

Gross profit as a percentage of net sales for the three months ended September 30, 2003 was 64.0% compared to 44.3% for the same period last year. The increase in gross profit as a percentage of net sales was primarily due to an inventory write-down charge of $2.3 million recorded in the three months ended September 30, 2002. Also, contributing to the increase in gross profit were changes in product mix with a relative increase in sales of communications products which typically have higher margins than the Company’s video, imaging and other product sales. For the six months ended September 30, 2003, gross profit as a percentage of net sales increased to 63.8% from 50.5% for the six months ended September 30, 2002. In addition to the factors mentioned above which contributed to the increase in gross profit for the six months ended September 30, 2003 is the benefit of one-time technology license revenue of $500,000. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, manufacturing cost fluctuations, competitive pricing strategies, changes in product mix and other factors.

Due to the proprietary nature of the Company’s products, price changes have not had a material effect on net sales or gross margins. However, recently the Company has experienced pricing pressures earlier in the communications products sales cycle. Historically, pricing pressures, if they occurred at all, occurred at the time that the products were in production whereas such pressures in the current environment are occurring at the initiation of a design.

Total operating expenses

Total operating expenses for the three months ended September 30, 2003 decreased 5.4% to $10.1 million from $10.6 million for the same period last year. For the six months ended September 30, 2003, total operating expenses decreased to $20.3 million from to $21.3 million for the six months ended September 30, 2002. The slight decrease in total operating expenses for the three and six months ended September 30, 2003 as compared to the same periods last year resulted from reductions in research and development and selling, general and administrative expenses reflecting, in part, the realization of cost benefits associated with cost containment measures undertaken by the Company during the second half of the prior fiscal year ended March 31, 2003.

Research and development

Research and development (“R&D”) expenses consist primarily of:

•	the salaries and related expenses of engineering employees engaged in research, design and development activities;

•	costs related to design tools, supplies and services; and

•	facilities expenses.

R&D expenses for the three months ended September 30, 2003 were $5.4 million, or 33.5% of net sales, compared to $5.7 million, or 30.1% of net sales, for the three months ended September 30, 2002. For the six months ended September 30, 2003, R&D expenses were $11.0 million, or 34.0% of net sales, compared to $11.4 million, or 30.9% of net sales, for the same period last year. The decrease in R&D expenses for both the three and six months ended

September 30, 2003 when compared to September 30, 2002 is due, in part, to cost containment measures undertaken by the Company in the second half of the fiscal year ended March 31, 2003.

The Company implemented an approximate 10% workforce reduction on October 21, 2002 to further align its expenses with anticipated revenue. In connection with the October 2002 workforce reduction, the Company reduced the number of engineering employees engaged in R&D. The Company began to realize the cost benefits associated with these measures in the quarter ended March 31, 2003. The Company anticipates that the impact of these cost benefits will be partially offset by increased spending on product development.

Some aspects of the Company’s R&D efforts require significant short-term expenditures, the timing of which may cause significant fluctuations in the Company’s expenses. The Company expects that R&D expenses as a percentage of net sales will continue to fluctuate in the future because of the timing of expenditures and changes in the level of net sales. The Company believes that technological innovation is critical to its long-term success, and it intends to continue to make substantial investments to enhance its product offerings to meet the current and future technological requirements of its customers and markets.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional and legal fees; and

•	facilities expenses.

SG&A expenses for the three months ended September 30, 2003 were $4.6 million, or 28.6% of net sales, compared to $4.9 million, or 25.9% of net sales, for the three months ended September 30, 2002. For the six months ended September 30, 2003, SG&A expenses were $9.3 million, or 29.0% of net sales, compared to $9.9 million, or 26.7% of net sales, for the same period last year. The decrease in SG&A spending was primarily the result of the realization of cost benefits associated with the October 2002 workforce reduction and reduced sales commissions, and was partially offset by increased medical and workers compensation-related expenses and certain professional fees.

In connection with the October 2002 workforce reduction, the Company reduced the number of employees engaged in selling, marketing and administration. The cost benefits associated with the October 2002 workforce reduction began to be realized in the quarter ended March 31, 2003. However, it is possible that future SG&A expenses will increase as a result of possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and a general expansion of the Company’s operations. The Company continues to assess its cost structure and other programs to improve operational efficiencies. In the short-term, many of the SG&A expenses are fixed, which will result in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease.

Other income (loss), net

Other income (loss), net primarily consists of:

•	interest income;

•	realized gains on marketable securities; and

•	losses, including impairment charges for other than temporary decline in value of other long-term investments, or gains resulting from investments in non-public companies and venture funds.

For each of the three and six months ended September 30, 2003, the non-operating loss decreased due primarily to a decrease in impairment charges to $6.0 million from $35.3 million for the same periods last year, relating to the

Company’s equity investment in Internet Machines Corporation and venture capital investment in the TechFarm Fund. A $0.7 million and $1.1 million decrease in interest income and other, net resulted from lower interest-related earnings on cash and marketable securities for the three and six months ended September 30, 2003, respectively, when compared to the same periods last year.

The Company expects that its interest income will remain relatively flat with the results of the three and six months ended September 30, 2003, as interest rates appear to be stabilizing.

Provision for income taxes

The Company’s effective income tax rate for the three and six months ended September 30, 2003 was 22.0%, excluding the impairment charge, compared to the federal statutory rate of 35%. The Company did not recognize the income tax benefit related to the $6.0 million asset impairment charge recorded by the Company against its carrying value for its investment in Internet Machines Corporation and the TechFarm Fund, as it is not deductible against ordinary taxable income, therefore no tax benefit was recognized. The provision for income taxes for the three and six months ended September 30, 2003 differs from the amount computed by applying the statutory federal rate principally due to tax-exempt interest and the use of income tax credits, which was partially offset by state income taxes.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At September 30, 2003, the Company had no foreign currency contracts outstanding.

The Company’s principal source of liquidity in the six months ended September 30, 2003 were cash and cash equivalents, short-term marketable securities and long-term marketable securities which, in the aggregate, increased by $6.3 million to $428.4 million at September 30, 2003 from $422.1 million at March 31, 2003. The $19.7 million increase in cash and cash equivalents during the six months ended September 30, 2003 was due to net cash provided by investing activities of $9.7 million, by operating activities of $7.0 million and by financing activities of $3.0 million.

The Company generated cash flows from operating activities of $7.0 million during the six months ended September 30, 2003 as compared to $3.1 million in the same period in 2002. Even though the Company incurred a loss for the six months ended September 30, 2003, operating activities generated $715,000 resulting from the net loss offset by the impairment charge and other non-cash charges including, $9.8 million for depreciation and amortization, deferred income taxes, loss on other long-term investments and the provision for doubtful accounts receivable and sales returns. Also contributing to the cash flow from operations during the six months ended September 30, 2003 was a $2.8 million increase in other accrued expenses, accrued sales commissions and income taxes payable, offset by a $2.4 million increase in accounts receivable. For the six months ended September 30, 2002, the net loss of $34.2 million was offset by non-cash charges of approximately $41.2 million related to the impairment charge, depreciation and amortization and the provision for doubtful accounts.

The Company generated cash flows from investing activities of $9.7 million during the six months ended September 30, 2003 as compared to the use of $81.0 million in the same period in 2002. Net cash provided by investing activities during the six months ended September 30, 2003 resulted from $13.2 million in net proceeds from maturities of short-term and long-term marketable securities partially offset by $3.4 million in purchases of property, plant and equipment, net of a rebate provided to the Company from the California Energy Commission of approximately $926,000 in connection with the Company’s on-site power generation equipment. Net cash used in investing activities during the six months ended September 30, 2002 resulted from $78.1 million in net purchases of short-term and long-term marketable securities and $2.8 million in purchases of property, plant and equipment, which included a $902,000 progress payment for the power generation project.

As of September 30, 2003, the Company had funded $1.1 million of its $5.0 million committed capital in the Skypoint Fund. The Company is obligated to contribute its remaining committed capital of approximately $3.9 million as requested by Skypoint Fund’s General Partner per the limited partnership agreement with the Fund. To meet its capital commitment to the Fund, the Company may need to use its existing cash, cash equivalents and marketable securities.

Net cash provided by financing activities totaled $3.0 million in the six months ended September 30, 2003 as compared to $4.5 million in the same period last year representing proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. Although the Company did not repurchase any of its outstanding shares during the six months ended September 30, 2003 and 2002, respectively, the Company may utilize this program in the future, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

The following table summarizes the Company’s contractual payment obligations and commitments as of September 30, 2003 (in thousands):

	Fiscal Year					Thereafter	Total
	2004	2005	2006	2007	2008
Contractual Obligations

Purchase Obligations (1)	$6,232	$1,700	$—	$—	$—	$—	$7,932
Venture Investment Commitments (Skypoint Fund) (2)	3,937	—	—	—	—	—	3,937
Lease Obligations	101	98	45	45	45	11	345

Total	$10,270	$1,798	$45	$45	$45	$11	$12,214

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.

(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company’s then current needs and prevailing market conditions. The Company believes that its cash and cash equivalents, short-term marketable securities, long-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations for that period. From time to time, the Company evaluates potential acquisitions and equity investments complementary to its design expertise and market strategy. To the extent that the Company pursues or positions itself to pursue these transactions, the Company may seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

RISK FACTORS

The Company is subject to a number of risks. Some of these risks are endemic to the fabless semiconductor industry and are the same or similar to those disclosed in the Company’s previous SEC filings, and some risks may arise in the future. You should carefully consider all of these risks and the other information in this Quarterly Report before investing in the Company. The fact that certain risks are endemic to the industry does not lessen the significance of these risks.

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

Consumer confidence, reduced corporate profits, corporate improprieties, lower capital spending, the impact of the conflicts in the Middle East, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability have been adversely affected by the communications equipment industry’s extended downturn. This downturn has severely affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus adversely affecting the Company’s revenues and profitability. Communications service providers continue to face significant financial and operating challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. These challenges have been exacerbated by disclosures of accounting irregularities by communications service providers and other large public companies. If the Company’s customers delay or cancel their orders for the Company’s products, the Company’s revenues and results of operations may be negatively impacted.

The extent, severity and unpredictability of this economic downturn, and the uncertainty of the geopolitical environment, in conjunction with actual and anticipated declines in demand for the Company’s products, have made it difficult for the Company to predict when and if demand for its products will increase. Additionally, the trend of lower capital spending among service providers may not significantly reverse itself in the near future. Therefore, the Company does not know when or how quickly its customers will place new orders. The Company’s revenues may decline in the future, which could materially and adversely impact the Company’s business, financial condition and results of operations.

IF THE COMPANY FAILS TO DEVELOP AND INTRODUCE NEW PRODUCTS THAT MEET THE EVOLVING NEEDS OF ITS CUSTOMERS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	emerging competition;

•	frequent new product introductions and enhancements;

•	long design-to-production cycles; and/or

•	increasing functional integration.

To develop successful new products for the Company’s target markets, the Company must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand its technical and design expertise. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs. Additionally, the Company must be able to respond to changing market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner.

Products for communications applications are based on continually evolving industry standards. The Company’s ability to compete will depend in part on its ability to identify and ensure compliance with these industry standards. The emergence of new standards could render the Company’s products incompatible with systems developed by major communications equipment manufacturers. As a result, the Company could be required to invest significant time, effort and expenses redesigning its products to ensure compliance with industry standards.

The process of developing new products is complex and uncertain, and if the Company fails to accurately predict its customers’ changing needs and emerging technological trends, the Company’s business could be harmed. The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance and cost targets. The Company’s pursuit of necessary technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas could harm the Company’s business, financial condition and results of operations.

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues due to limited visibility being provided by customers and channel partners;

•	fluctuations in demand for the Company’s products;

•	changes in sales and implementation cycles for the Company’s products;

•	the timing and size of orders from customers;

•	the Company’s ability to maintain adequate inventory levels and purchase commitments;

•	the reduction, rescheduling or cancellation of orders by customers;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	problems or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers and communications service providers to obtain financing or to fund capital expenditures;

•	fluctuations in the manufacturing output, yields and capacity of the Company’s suppliers;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce new products;

•	the announcement or introduction of products by the Company’s competitors;

•	erosion of average selling prices as a product matures coupled with the inability to sell newer products with higher average selling prices, resulting in lower revenue and margins;

•	competitive pressures on selling prices, product availability or new technologies;

•	the amount and timing of costs associated with product warranties and returns;

•	the amount and timing of the Company’s investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	changes in customer concentration or requirements within certain market segments;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	build-up of customer and/or channel inventory;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	costs and valuations associated with strategic equity investments, acquisitions and the integration of acquired operations;

•	general conditions in the economy, terrorist acts or acts of war and conditions in the communications and semiconductor industry;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	changes in accounting or other regulatory rules, such as the possible future requirement to record expenses for employee stock option grants; and/or

•	fluctuations in interest rates.

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

The Company competes in the communications market within the semiconductor sector, both of which are cyclical and subject to technological change. For over two years, the semiconductor industry, in particular the communications sector, has experienced a significant downturn characterized by diminished product demand, excess production capacity, high inventory levels and accelerated erosion of average selling prices. If the economy fails to recover growth to levels commensurate with those realized immediately proceeding the latest economic downturn, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

At the same time, the semiconductor industry is subject to unexpected, periodic and sharp increases in demand in a strong economic environment, potentially leading to production capacity constraints. These constraints could materially and adversely affect the Company’s ability to ship products and meet customer demand in future periods as well as harm the Company’s operating results by increasing its product costs.

THE COMPANY DEPENDS IN PART ON THE CONTINUED SERVICE OF ITS KEY ENGINEERING AND MANAGEMENT PERSONNEL AND ITS ABILITY TO IDENTIFY, HIRE AND RETAIN QUALIFIED PERSONNEL. IF THE COMPANY LOST KEY EMPLOYEES OR FAILED TO IDENTIFY, HIRE AND RETAIN THESE INDIVIDUALS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company’s future success depends, in part, on the continued service of its key design engineering, technical, sales, marketing and executive personnel and its ability to identify, hire and retain other qualified personnel.

In the future, the Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business. Competition for skilled employees having unique technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options. With respect to the Company’s management, the Company’s anticipated future growth is expected to place additional demands on management resources and, therefore, will likely require the addition of new management personnel as well as the development of additional expertise by existing management personnel. The failure to retain and recruit key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

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

The Company does not own or operate a semiconductor fabrication facility. Most of the Company’s products are based on CMOS processes. Although two foundries manufacture the Company’s products based on CMOS processes, a substantial majority is manufactured at a single foundry. That foundry is discontinuing manufacturing products in its six-inch wafer manufacturing facility and transferring the existing business to one of its eight-inch wafer manufacturing facilities. This will require the qualification and transfer of many of the Company’s products over the next several quarters, which may result in additional costs, harm its ability to deliver it products on a timely basis and divert management’s time from other Company matters. The Company does not have long-term wafer supply agreements with its foundries that would guarantee wafer or product quantities, prices, and delivery or lead times. Rather, the foundries manufacture the Company’s products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements. However, the ability of each foundry to provide wafers to the Company is limited by the foundry’s available capacity. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Other significant risks associated with the Company’s reliance on third party foundries include:

•	the lack of control over delivery schedules;

•	limited manufacturing capacity of the third party foundries;

•	limited control over quality assurance, manufacturing yields and production costs; and/or

•	potential misappropriation of the Company’s intellectual property.

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a manufacturing disruption experienced by one or more of the Company’s foundries or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s foundries;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products;

•	failure of the Company’s suppliers to obtain the raw materials and equipment used in the production of its ICs;

•	qualification and transfer of products to another wafer manufacturing facility;

•	excess inventory associated with the transfer of product from one manufacturing facility to another, including the transfer of the Company’s products by one foundry from a six-inch to an eight-inch manufacturing facility;

•	acts of terrorism or civil unrest or an unanticipated shut-down due to communicable diseases; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain foundries’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

IF THE COMPANY’S FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY’S DEMANDS OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY’S PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s wafer requirements typically represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry will cease production of older or lower-volume processes that it may use to produce parts supplied to the Company. Additionally, the Company cannot be certain that its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products are based. Each of these events could increase the Company’s costs and harm its ability to deliver its products on time, thereby materially and adversely affecting the Company’s business, financial condition and results of operations.

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

The Company depends on independent subcontractors for the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following significant risks:

•	the Company’s reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions, change of management or consolidation by one or more of the Company’s subcontractors;

•	delayed deliveries due to the outbreak of communicable diseases;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited manufacturing capacity of the subcontractors;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	the possible unavailability of qualified assembly or test services;

•	potential increases in assembly and test prices; and/or

•	potential misappropriation of the Company’s intellectual property.

These risks may lead to delays in the delivery of the Company’s products or increased costs for the finished products, either of which could harm the Company’s business, financial condition and results of operations.

THE COMPANY’S RELIANCE ON FOREIGN SUPPLIERS EXPOSES IT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, ANY OF WHICH COULD MATERIALLY AND ADVERSELY IMPACT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture the majority of its products. The Company’s dependence on these subcontractors involves the following risks:

•	political, civil and economic instability;

•	disruption to transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or services;

•	changes in tax laws, tariffs and freight rates; and/or

•	compliance with local or foreign regulatory requirements.

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

International sales accounted for 55.9% and 57.5%, of net sales for the three and six months ended September 30, 2003, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political, civil and economic instability;

•	disruptions to customer operations due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and/or

•	potentially adverse tax consequences.

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

Due to the communications IC equipment product cycle, the Company has typically experienced 12 to 18 months or longer to realize volume shipments after its initial contact with a customer. The Company first works with customers to achieve a design win, which may take six months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

IF THE COMPANY IS UNABLE TO CONVERT A SIGNIFICANT PORTION OF ITS DESIGN WINS INTO ACTUAL REVENUE, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth of the Company. However, many of the Company’s design wins may never generate revenues, if customer projects are cancelled or not adopted by their end customers. Additionally, some of the Company’s design wins are with privately-held, early-stage companies that may fail to bring their equipment to market. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 12 to 18 months. If the Company fails to convert a significant portion of its design wins into substantial revenue, it could materially and adversely impact the Company’s business, financial condition and results of operations.

THE COMPANY’S BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

Due to possible customer changes in delivery schedules and quantities actually purchased, cancellation of orders, distributor returns or price reductions, the Company’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of the order backlog during any particular period, or the failure of the Company’s backlog to result in future revenue, could negatively impact the Company’s business, financial condition and results of operations.

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

In addition, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from the Company’s outside suppliers and foundries, the Company may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. This incremental cost could have a materially adverse impact on the Company’s business, financial condition and results of operations.

THE COMPANY HAS MADE AND MAY MAKE IN THE FUTURE MAKE ACQUISITIONS AND SIGNIFICANT STRATEGIC EQUITY INVESTMENTS, WHICH MAY INVOLVE A NUMBER OF RISKS; IF THE COMPANY IS UNABLE TO ADDRESS THESE RISKS SUCCESSFULLY, SUCH ACQUISITIONS AND INVESTMENTS COULD HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include, among others:

•	the possibility that the Company may not receive a favorable return on its investment, the original investment may become impaired, and/or the Company may incur losses from these investments;

•	the Company’s assumption of known or unknown liabilities or other unanticipated events or circumstances; and/or

•	the diversion of management’s attention from normal daily operations of the business.

Additional risks involved with acquisitions include, among others:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	failure to retain key personnel;

•	difficulties in entering markets in which the Company has no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute the Company’s current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges against the Company’s future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and/or

•	becoming subject to litigation.

The risks involved with strategic equity investments include, among others:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

The Company cannot assure that it will be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any delays or other such operations or financial problems could adversely impact the Company’s business, financial condition and results of operations.

THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM THE COMPANY’S COMPETITIVE POSITION.

The Company’s ability to compete is affected by its ability to protect its intellectual property rights. The Company relies on a combination of patents, trademarks, copyrights, mask work registrations, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect its intellectual property rights. Despite these efforts, the Company may be unable to protect its proprietary information. Moreover, the Company cannot be certain that its competitors will not independently develop technology that is substantially similar or superior to the Company’s technology.

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

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patents and other intellectual property rights. If a third party were to prove that the Company’s technology infringed a third party’s intellectual property rights, the Company could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of the Company’s products. If the Company were required to pay such license fees whenever it sold its products, such fees could exceed the Company’s revenue. In addition, if it were proven that the Company willfully infringed a third party’s proprietary rights, the Company could be held liable for three times the amount of the damages that the Company would otherwise have to pay. Such intellectual property litigation could also require the Company to:

•	stop selling, incorporating or using its products that use the infringed intellectual property;

•	obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, if at all; and/or

•	redesign the Company’s products so as not to use the infringed intellectual property, which may not be technically or commercially feasible.

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

THE COMPANY’S STOCK PRICE IS VOLATILE.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

•	the Company’s anticipated or actual operating results;

•	announcements or introductions of new products;

•	technological innovations by the Company or its competitors;

•	product delays or setbacks by the Company, its customers or its competitors;

•	potential supply interruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement of litigation;

•	changes in estimates of the Company’s performance by securities analysts;

•	decreases in the value of its investments, thereby requiring an asset impairment charge against earnings;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and market conditions.

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

The Company’s Board of Directors has the authority to issue up to 2,250,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control. The terms of the preferred stock that might be issued could potentially prohibit the Company’s consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of common stock. In addition, the issuance of preferred stock could have a dilutive effect on the Company’s stockholders.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three and six months ended September 30, 2003, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 30, 2003, short-term investments consisted of auction rate securities, government and corporate securities of $176.7 million and long-term investments consisted of government and corporate securities of $1.0 million. At September 30, 2003, the difference between the fair market value and the underlying cost of such investments was an unrealized gain of $255,000 before the effect of income taxes.

The Company’s net income is dependent on, among other factors, interest income and realized gains from the sale of marketable investments. If interest rates continue to decline or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

ITEM 4.	CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”). The Company evaluated the effectiveness of the design and operation of its Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Report. This Evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). Rules adopted by the SEC require that in this section of this Report the Company present conclusions of the CEO and the CFO about the effectiveness of its Disclosure Controls based on the Evaluation and as of the date of the end of the period covered by this Report.

CEO and CFO Certifications. Attached as Exhibits 31.1 and 31.2 of this Report are the certifications of the CEO and the CFO in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Disclosure Controls. Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure

Controls are designed to allow for the accumulation and communication of information to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures. The Company’s Disclosure Controls include, among other, components of the Company’s internal controls over financial reporting, which is comprised of processes that are designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP.

Limitations on the Effectiveness of Disclosure Controls. The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of the Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Scope of Evaluation. The CEO and CFO, in conjunction with the Company’s Disclosure Control Committee, have conducted an Evaluation of the Company’s Disclosure Controls, which included a review of the Disclosure Controls effect of such controls on the information considered for use and inclusion in this Report.

Conclusion. Based on the Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective, as of the end of the evaluation date, to provide for reasonable assurance that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period this Report was being prepared.

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

d) Available Information.

The Company files electronically with the SEC its Annual Reports on Form 10-K, Quarterly Interim Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the issuer. The Company makes available on its website at www.exar.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting the Company’s Investors Relations department at (510) 668-7201 or by sending an e-mail through the Investors Homepage on the Company’s website: www.exar.com.

PART II – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On September 4, 2003, Exar Corporation held its Annual Meeting of Stockholders at which the stockholders:

Proposal I

Re-elected Director Frank P. Carrubba to hold office until the 2006 Annual Meeting of Stockholders or until his successor is duly elected and qualified, or until his earlier death, resignation or removal.

Votes For	Total Votes Withheld
32,745,792	2,589,882

Proposal II

Approved the amendment to the 1996 Non-Employee Directors’ Stock Option Plan (the “Plan”) to increase the number of shares authorized for issuance under the Plan by 500,000 shares to a total of 1,250,000 shares.

Votes For	Voted Against	Abstain
27,839,329	7,481,470	14,875

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibits filed with the current Report on Form 10-Q for the quarter ended September 30, 2003 are as follows:

Exhibit Number	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 19, 2003 to report under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits” a copy of the Company’s press release dated September 19, 2003 announcing its intent to write-down impaired assets by $6.0 million in the second fiscal quarter ended September 30, 2003. Additionally, the Company updated its guidance for its financial results for the second quarter ended September 30, 2003.

The Company filed a Current Report on Form 8-K on October 15, 2003 to report under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits” a copy of the Company’s press release dated October 15, 2003 announcing its results for the second fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

November 10, 2003	By:	/s/ Donald L. Ciffone Jr.

(Donald L. Ciffone Jr.) Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

November 10, 2003	By:	/s/ Ronald W. Guire

(Ronald W. Guire) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)