Form 10-Q
period 2003-12-31
EXAR CORP
filed 2004-02-09
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of December 31, 2003, 40,890,163 shares of Common Stock, par value $0.0001, were issued and outstanding, net of 247,110 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED DECEMBER 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$300,846	$231,007
Short-term marketable securities	131,093	136,844
Accounts receivable (net of allowances of $1,103 and $1,142, respectively)	5,720	4,275
Inventories	2,787	2,893
Prepaid expenses and other	2,072	2,384
Deferred income taxes, net	3,233	3,233

Total current assets	445,751	380,636
Property, plant and equipment, net	28,077	28,054
Long-term marketable securities	—	54,259
Other long-term investments	3,214	8,759
Deferred income taxes, net	7,523	7,482
Other non-current assets	48	35

Total assets	$484,613	$479,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,258	$2,295
Accrued compensation and related benefits	3,089	3,269
Accrued sales commissions	748	740
Other accrued expenses	2,549	1,336
Income taxes payable	5,344	4,507

Total current liabilities	12,988	12,147
Long-term obligations	278	312

Total liabilities	13,266	12,459

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock: $.0001 par value; 100,000,000 shares authorized; 41,137,273 and 40,329,609 shares outstanding	404,210	398,606
Accumulated other comprehensive income	92	372
Retained earnings	71,695	72,399
Treasury stock: 247,110 and 245,000 shares of common stock at cost	(4,650)	(4,611)

Total stockholders’ equity	471,347	466,766

Total liabilities and stockholders’ equity	$484,613	$479,225

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales	$17,088	$15,029	$49,334	$51,961
Cost of sales	5,981	6,312	17,668	24,597

Gross profit	11,107	8,717	31,666	27,364

Operating expenses:
Research and development	5,338	5,344	16,296	16,742
Selling, general and administrative	4,874	4,581	14,210	14,444

Total operating expenses	10,212	9,925	30,506	31,186

Income (loss) from operations	895	(1,208)	1,160	(3,822)

Other income (loss), net
Interest income and other, net	1,745	2,339	5,460	7,120
Net loss on other long-term investments	—	—	(6,000)	(35,886)

Total other income (loss), net	1,745	2,339	(540)	(28,766)

Income (loss) before income taxes	2,640	1,131	620	(32,588)
Provision for income taxes	448	339	1,324	836

Net income (loss)	$2,192	$792	$(704)	$(33,424)

Income (loss) per share:
Basic income (loss) per share	$0.05	$0.02	$(0.02)	$(0.84)

Diluted income (loss) per share	$0.05	$0.02	$(0.02)	$(0.84)

Shares used in the computation of income (loss) per share:
Basic	40,715	39,788	40,488	39,566

Diluted	42,604	41,180	40,488	39,566

See Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(704)	$(33,424)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	3,689	2,891
Provision for doubtful accounts receivable and sales returns	1,834	1,371
Provision for excess inventory	—	2,311
Other than temporary decline in the value of other long-term investments	6,000	35,886
Deferred income taxes, net	(41)	4,677
Changes in operating assets and liabilities:
Accounts receivable	(3,279)	(1,485)
Inventory	106	1,903
Prepaid expenses and other	299	(1,135)
Accounts payable	(1,037)	(1,421)
Accrued compensation and related benefits	(180)	(440)
Accrued sales commissions and other accrued expenses	1,187	(441)
Income taxes payable	1,017	578

Net cash provided by operating activities	8,891	11,271

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,712)	(4,474)
Purchases of short-term marketable securities	(171,435)	(75,512)
Proceeds from maturities of short-term marketable securities	176,703	61,624
Purchases of long-term marketable securities	—	(107,314)
Proceeds from maturities of long-term marketable securities	54,186	22,518
Other long-term investments	(455)	(266)

Net cash provided by (used in) investing activities	55,287	(103,424)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,565	5,773

Net cash provided by financing activities	5,565	5,773
Effect of exchange rate changes on cash	96	112

Net increase (decrease) in cash and cash equivalents	69,839	(86,268)
Cash and cash equivalents at the beginning of period	231,007	317,429

Cash and cash equivalents at the end of period	$300,846	$231,161

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$330	$434

See Notes to Condensed Consolidated Financial Statements.

I TEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation and its subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for the worldwide communications infrastructure. Leveraging its industry-proven analog design expertise, system-level knowledge and standard complementary metal oxide semiconductors (“CMOS”) process technologies, Exar provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) that facilitate the transport and aggregation of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also provides one of the industry’s most comprehensive family of serial communications solutions. Within this product offering, the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTS”) are particularly well suited to support high data rates and increase data transfer efficiency for various industrial, telecom and computer server applications. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets. Exar’s Common Stock trades on the NASDAQ Stock Market under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2003 included in its Annual Report on Form 10-K, as filed on June 20, 2003 with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2. NON-GAAP NET INCOME AND NET INCOME PER SHARE

The Company accounts for stock-based employee compensation using the intrinsic value method under the Financial Standards Board (“FASB”) Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations, and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123 and 148, (“SFAS 123”) and (“SFAS 148”), respectively. SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Three Months Ended December 31,
	2003	2002
Expected option life (years)	5.8	5.6
Risk-free interest rate	3.5%	2.8%
Expected stock price volatility	66.9%	76.3%
Expected dividend yield	0.0%	0.0%

Under SFAS 123, Non-GAAP compensation cost is calculated for the fair market value of the options granted under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Three Months Ended December 31,
	2003	2002
Expected option life (years)	0.25	0.25
Risk-free interest rate	0.95%	2.8%
Expected stock price volatility	35.5%	76.3%
Expected dividend yield	0.0%	0.0%

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting periods.

The Non-GAAP amounts for the three and nine months ended December 31, 2003 and 2002 are not indicative of future period Non-GAAP amounts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss) - GAAP	$2,192	$792	$(704)	$(33,424)
Fair value stock-based compensation	7,683	6,904	23,183	21,502

Net loss - Non-GAAP	$(5,491)	$(6,112)	$(23,887)	$(54,926)

GAAP:
Income (loss) per share - Basic and Diluted	$0.05	$0.02	$(0.02)	$(0.84)

Non-GAAP:
Loss per share - Basic and Diluted	$(0.13)	$(0.15)	$(0.59)	$(1.39)

NOTE 3. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2003	March 31, 2003
Work-in-process	$1,490	$1,493
Finished goods	1,297	1,400

Total inventories	$2,787	$2,893

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following (in thousands):

	December 31, 2003	March 31, 2003
Land	$6,584	$6,584
Building	13,439	13,485
Machinery and equipment	45,265	38,370
Construction-in-progress	—	3,732

	65,288	62,171
Accumulated depreciation and amortization	(37,211)	(34,117)

Total	$28,077	$28,054

NOTE 5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of the Company’s EPS for the three and nine months ended December 31, 2003 and 2002 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$2,192	$792	$(704)	$(33,424)

Shares used in computation:
Weighted average common shares outstanding used in computation of basic income (loss) per share	40,715	39,788	40,488	39,566
Dilutive effect of stock options	1,889	1,392	—	—

Shares used in computation of diluted income (loss) per share	42,604	41,180	40,488	39,566

Income (loss) per share - Basic	$0.05	$0.02	$(0.02)	$(0.84)

Income (loss) per share - Diluted	$0.05	$0.02	$(0.02)	$(0.84)

For the three months ended December 31, 2003 and 2002, options to purchase 3,839,052 and 6,448,167 shares of common stock, respectively at prices ranging from $17.63 to $59.31 and $13.52 to $60.75, respectively were outstanding but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

As a result of the net loss for the nine months ended December 31, 2003 and 2002, options to purchase 1,787,000 and 2,032,000, respectively, of common stock have not been included in the calculation of diluted loss per share for the periods presented because to do so would have been anti-dilutive.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended December 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$2,192	$792	$(704)	$(33,424)
Other comprehensive income:
Cumulative translation adjustments	27	28	54	68
Unrealized gain (loss), net on marketable securities	(261)	11	(334)	322

Total other comprehensive income (loss)	$1,958	$831	$(984)	$(33,034)

NOTE 7. OTHER LONG-TERM INVESTMENTS

In July 2001, Exar invested $40.3 million in the Series C Preferred Stock financing for a 16% equity interest in Internet Machines Corporation (“IMC”), a pre-revenue, privately-held company that was formed to develop a family of highly-integrated communications ICs that provide protocol-independent network processing, switch fabric and traffic management solutions for high-speed optical, metro area network and internet infrastructure equipment.

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its investment in IMC. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded an impairment charge against its earnings of $35.3 million, reducing the value of its equity investment from $40.3 million to $5.0 million as of September 30, 2002.

During the three months ended September 30, 2003, the Company determined that the carrying value of its investment in IMC was further impaired and, consequently, recorded an asset impairment charge of $5.0 million, writing off the remainder of its investment carrying value in IMC.

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

At March 31, 2003, the carrying value of the Company’s investment in the TechFarm Fund was $2.8 million. During the three months ended September 30, 2003, the Company became aware of significant changes in the business of certain portfolio companies within the TechFarm Fund. Exar believes that these changes impaired the carrying value of its investment in the TechFarm Fund. Therefore, during the three months ended September 30, 2003, Exar recorded an impairment charge against its earnings of $1.0 million, reducing its carrying value to $1.8 million. If the Company’s assessed value of its investment were to fall below the remaining carrying value, the Company would be required to recognize an impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statements of Income.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. Exar is obligated to fund $5.0 million, which represents approximately 5% of the fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $1.4 million as of December 31, 2003. As of December 31, 2003, the Company’s remaining capital contribution obligation was $3.6 million. The investment in the Skypoint Fund is reflected at cost on the Company’s Condensed Consolidated Balance Sheets. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize an impairment to the asset, resulting in additional expense in the Company’s Condensed Consolidated Statements of Income.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Generally, the Company warrants all of its products against defects in materials and workmanship for a period of ninety days from the delivery date. The Company’s sole liability is limited to replacing, repairing or issuing credit, at its option, for the product for which the Company has received payment. Historically, warranty expense has been immaterial.

Additionally, the Company’s sales agreements indemnify its customers for any expenses or liability resulting from alleged or claimed infringements of any United States letter patents of third parties. However, the Company is not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are generally perpetual. The maximum amount of potential future indemnification is difficult to ascertain. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any such customer indemnity claim.

From time to time, the Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In June 1994, the Company acquired Micro Power Inc. Previously, Micro Power Inc. had identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the exact source of the contamination has not been identified. Prior to its acquisition, Micro Power Inc. had reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system will not be material. Management estimates that the accrual of $350,000 as of December 31, 2003 is sufficient to cover near term remediation activities and post-remediation site closure activities.

The following table summarizes the Company’s contractual payment obligations and commitments as of December 31, 2003 (in thousands):

	Fiscal Year
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Purchase Obligations (1)	$7,165	$2,069	$61	$11	$—	$—	$9,306
Venture Investment Commitments (Skypoint Fund) (2)	3,601	—	—	—	—	—	3,601
Property Lease Obligations	55	72	12	12	12	3	166

Total	$10,821	$2,141	$73	$23	$12	$3	$13,073

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.

(2)	The Company is obligated to contribute its remaining committed capital of $3.6 million to the Skypoint Fund per the limited partnership agreement. The timing of the remaining capital contribution is not known as it is at the discretion of the Skypoint Fund’s General Manager. For presentation purposes, the entire amount of the remaining commitment is presented in Fiscal Year 2004.

NOTE 9. INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications, industrial and video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom and France. The Company’s principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers. Substantially all of the Company’s long-lived assets at December 31, 2003 and 2002 were located in the United States.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area for the three and nine months ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales:
United States	$7,952	$6,035	$21,666	$20,333
Asia	4,276	2,239	10,452	6,753
Europe	2,537	1,687	7,680	5,403
Singapore	1,343	4,145	5,780	17,087
Japan	689	714	3,265	1,992
Rest of the World	291	209	491	393

Total net sales	$17,088	$15,029	$49,334	$51,961

NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS

On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 does not have a material impact on the Company’s financial position or results of operations.

NOTE 11. VOLUNTARY STOCK OPTION EXCHANGE PROGRAM

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

Overview

The Company designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also provides one of the industry’s most comprehensive family of serial communications solutions. Within this product offering, the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTS”) are particularly well suited to support high data rates and increase data transfer efficiency for various industrial, telecom and computer server applications. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets. Exar uses its design methodologies to develop products ranging from application specific standard products (“ASSPs”), designed for industry-wide applications, to semi-custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar’s products provide the following benefits to its users:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus on core competencies and to outsource standards-based solutions.

The Company’s customers include, among others, Alcatel, Cisco Systems, Inc., Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. For the three months ended December 31, 2003, no one customer accounted for 10% or greater of the Company’s net sales. For the three months ended December 31, 2002, sales to Hewlett-Packard represented 27.7% of net sales. For the nine months ended December 31, 2003 and 2002, one customer, Hewlett-Packard, accounted for 11.6% and 30.7%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales for the nine months ended December 31, 2003 and 2002.

The Company is leveraging its analog expertise by focusing its product strategy and development efforts predominantly in the communications markets. For the three months ended December 31, 2003 and 2002, the Company’s communications product sales represented 83.0% and 60.0% of its net sales, respectively. The Company’s communications product sales represented 78.2% and 55.9% of its net sales, respectively, for the nine months ended December 31, 2003 and 2002.

The Company markets its products in North America through independent non-exclusive sales representatives and independent non-exclusive distributors as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and the Asia/Pacific Region by its wholly owned subsidiaries and independent sales representatives. The Company defines international sales as product shipped to locations outside of the United States. The Company’s international sales represented 53.5% and 59.8% of net sales for the three months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, the Company’s international sales represented 56.1% and 60.9% of net sales, respectively. These international sales consist of export sales from the United States that are denominated in United States dollars. Such international sales and operations expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. The Company has adopted a set of practices to minimize its foreign currency risk, which include the occasional use of foreign currency exchange contracts to hedge the operating results of its foreign subsidiaries against this currency exchange risk. Although foreign sales within certain countries or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers.

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

Financial Outlook for Fiscal Year 2004

The Company continues to experience limited visibility pertaining to customer demand and ordering patterns for its communications products resulting from shortened order-to-delivery times, quickly turning orders placed and shipped within the same quarter, and uncertainties associated with future capital expenditures by communications carriers and enterprise spending. These factors may continue to put further downward pressure on demand for equipment and products sold by the Company’s customers. The Company expects that video, imaging and other revenue will continue to decline due to anticipated decreases in imaging product sales resulting from Hewlett-Packard’s product transitions and competing sources. The Company may not be able to sustain or grow its communications revenue significantly to offset the anticipated decline in its video, imaging and other revenue. As a result, the Company’s future results of operations and financial condition may be negatively impacted.

The Company has continued to win designs for its communication devices in several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is positioned for growth as the communications market conditions improve. However, if the Company’s assumptions prove to be inaccurate, the design wins fail to result in significant revenue or the Company experiences pressure on its bookings and backlog as a result of competition or unfavorable market conditions, the Company’s future results of operations and financial condition may be negatively impacted.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	35.0	42.0	35.8	47.3

Gross profit	65.0	58.0	64.2	52.7

Operating expenses:
Research and development	31.2	35.5	33.0	32.2
Selling, general and administrative	28.6	30.5	28.8	27.8

Total operating expenses	59.8	66.0	61.8	60.0

Income (loss) from operations	5.2	(8.0)	2.4	(7.3)
Other income (loss), net
Interest income and other, net	10.2	15.6	11.1	13.7
Loss on other long-term investments	0.0	0.0	(12.2)	(69.1)

Total other income (loss), net	10.2	15.6	(1.1)	(55.4)
Income (loss) before income taxes	15.4	7.6	1.3	(62.7)
Provision for income taxes	2.6	2.3	2.7	1.6

Net income (loss)	12.8%	5.3%	(1.4)%	(64.3)%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Communications	83.0%	60.0%	78.2%	55.9%
Video, Imaging and Other	17.0%	40.0%	21.8%	44.1%

	100.0%	100.0%	100.0%	100.0%

Three and Nine Months Ended December 31, 2003 compared to Three and Nine Months Ended December 31, 2002

Net sales

Net sales for the three months ended December 31, 2003 increased by 13.7% to $17.1 million compared to $15.0 million for the three months ended December 31, 2002. This increase is attributable to a 57.1% increase in communications product sales, which increased from $9.0 million for the three months ended December 31, 2002 to $14.2 million for the three months ended December 31, 2003. This increase in communications product sales was offset by a 51.6% decrease in video, imaging and other product sales from $6.0 million for the three months ended December 31, 2002 to $2.9 million for the three months ended December 31, 2003, the result of customer product transitions and competing sources. Net sales for the nine months ended December 31, 2003 decreased by 5.1% to $49.3 million compared to $52.0 million for the nine months ended December 31, 2002. This decrease resulted from a decrease of 53.1% in video, imaging and other product sales to $10.7 million from $22.9 million for the same period in the prior year, primarily the result of a decline in imaging product sales. This decline in video, imaging and other product sales for the nine months ended December 31, 2003 was offset by an increase of 32.8% in communications products sales, which increased to $38.6 million from $29.1 million for the nine months ended December 31, 2002. Included in communications products sales for the nine months ended December 31, 2003 was a one-time technology license revenue of $500,000.

For the three months ended December 31, 2003, no one customer represented 10% or more of net sales. For the three months December 31, 2002, sales to Hewlett-Packard represented 27.7% of net sales. For the nine months ended December 31, 2003 and December 31, 2002, sales to Hewlett-Packard represented 11.6% and 30.7%, respectively, of net sales, consisting of shipments of the Company’s imaging products to support Hewlett-Packard’s multifunction peripheral products.

The Company expects that video, imaging and other revenue will continue to decline due to anticipated decreases in imaging and video product sales resulting from customer product transitions and competing sources. Although the Company anticipates increased communications product sales, these increases may not be sufficient to offset the expected decline in video and imaging product sales. If communications product sales do not increase to offset such anticipated decline, the Company’s financial condition and results of operations may be adversely impacted.

For the three months ended December 31, 2003, sales to domestic customers increased by 31.8% to $8.0 million, compared to $6.0 million for the same period in the prior year. The increase was primarily due to higher unit sales of communications products. International sales remained constant with last year’s amount at $9.1 million for the three months ended December 31, 2003. For the nine months ended December 31, 2003, sales to domestic customers increased 6.6% to $21.7 million from $20.3 million for the nine months ended December 31, 2002, primarily the result of increased communications product sales. For the nine months ended December 31, 2003, international sales decreased by 12.5% to $27.7 million from $31.6 million for the nine months ended December 31, 2002, the result of decreased imaging product sales.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering; and

•	provisions for excess inventory.

Gross profit as a percentage of net sales for the three months ended December 31, 2003 was 65.0% compared to 58.0% for the same period last year. The increase in gross profit as a percentage of net sales was the result of changes in product mix from lower-margin video, imaging and other product sales, which represented 40.0% of net sales for the three months ended December 31, 2002, to higher-margin communications product sales, representing 83.0% of net sales for the three months ended December 31, 2003. For the nine months ended December 31, 2003, gross profit as a percentage of net sales increased to 64.2% from 52.7% for the same period in the prior year. In addition to the factors mentioned above gross profit increase for the nine months ended December 31, 2003 when compared to the same period in the prior fiscal year included the benefit of one-time technology license revenue of $500,000 recorded in the three months ended June 30, 2003. Additionally, gross margin for the nine months ended December 31, 2002 included a $2.3 million inventory provision taken in the three months ended September 30, 2002. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, manufacturing cost fluctuations, competitive pricing strategies, changes in product mix and other factors.

Due to the proprietary nature of the Company’s products, price changes have not had a material effect on net sales or gross margins. However, the Company has experienced pricing pressures earlier in the communications products sales cycle. Historically, pricing pressures, if they occurred at all, occurred at the time that the products were in production whereas such pressures in the current environment are occurring much earlier in the design cycle.

Total operating expenses

Total operating expenses for the three months ended December 31, 2003 increased by 2.9% to $10.2 million from $9.9 million for the same period last year, primarily the result of increased professional fees. For the nine months ended December 31, 2003, total operating expenses decreased 2.2% to $30.5 million from $31.2 million for the same period last year. The decrease in total operating expenses for the nine months ended December 31, 2003 as compared to the same period last year resulted from reductions in research and development and selling, general and administrative expenses reflecting, in part, the realization of cost benefits associated with cost containment measures undertaken by the Company during the second half of the fiscal year ended March 31, 2003. These factors were offset by an increase in professional fees for the period as described above.

Research and development

Research and development (“R&D”) expenses consist primarily of:

•	the salaries and related expenses of engineering employees engaged in research, design and development activities;

•	costs related to design tools, supplies and services; and

•	facilities expenses.

R&D expenses for the three months ended December 31, 2003 were $5.3 million, or 31.2% of net sales, compared to $5.3 million, or 35.6% of net sales, for the three months ended December 31, 2002. For the nine months ended December 31, 2003, R&D expenses were $16.3 million, or 33.0% of net sales, compared to $16.7 million, or 32.2% of net sales, for the same period last year. The decrease in R&D expenses in absolute dollars for the nine months ended December 31, 2003 when compared to December 31, 2002 is due, in part, to cost containment measures undertaken by the Company in the second half of the fiscal year ended March 31, 2003. The Company expects that R&D expenses in absolute dollars will increase in the future as the Company continues to enhance its product offerings.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional fees; and

•	facilities expenses.

SG&A expenses for the three months ended December 31, 2003 were $4.9 million, or 28.6% of net sales, compared to $4.6 million, or 30.5% of net sales, for the three months ended December 31, 2002. The increase in SG&A expenses in absolute dollars for the three months ended December 31, 2003 was primarily the result of increased professional expenses associated with pending legal matters. For the nine months ended December 31, 2003, SG&A expenses were $14.2 million, or 28.8% of net sales, compared to $14.4 million, or 27.8% of net sales, for the same period last year. The decrease in SG&A spending for the nine months ended December 31, 2003 when compared to the same period last year was primarily the result of containment measures undertaken by the Company in the second half of the fiscal year ended March 31, 2003 and reduced sales commissions, partially offset by increased medical and workers compensation-related expenses and certain professional fees.

It is possible that future SG&A expenses in absolute dollars will increase as a result of possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and a general expansion of the Company’s operations. The Company continues to assess its cost structure and other programs to improve operational efficiencies. In the short-term, many of the SG&A expenses are fixed, which will result in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease.

Other income (loss), net

Other income (loss), net primarily consists of:

•	interest income;

•	realized gains on marketable securities; and

•	losses, including charges for other than temporary decline in value of other long-term investments.

For the three months ended December 31, 2003, other income, net was $1.7 million, or 10.2% of net sales, as compared to $2.3 million, or 15.6% of net sales, for the same period last year. The decrease in other income, net is the result of declining reinvestment yields on the Company’s maturing investments. For the nine months ended December 31, 2003, the net loss on other long-term investments decreased due primarily to a decrease in impairment charges to $6.0 million from $35.9 million for the same periods last year, relating to the Company’s equity investment in Internet Machines Corporation and venture capital investment in the TechFarm Fund.

Provision for income taxes

The Company’s effective income tax rate for the three months ended December 31, 2003 was 17% compared to the federal statutory rate of 35%. The Company did not recognize an income tax benefit related to the $6.0 million asset impairment charge recorded by the Company during the three months ended September 30, 2003 against its carrying value for its investment in Internet Machines Corporation and the TechFarm Fund, as it is not deductible against ordinary taxable income. The Company lowered its provisional tax rate from the 22% recorded for the six months ended September 30, 2003 to a 20% effective rate for the nine months ended December 31, 2003 due to the release of previously impaired tax attributes. The provision for income taxes for the three and nine months ended December 31, 2003 differs from the amount computed by applying the statutory federal rate principally due to R&D credits, tax-exempt interest and the acquired-company NOL utilizations, which were partially offset by state income taxes.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At December 31, 2003, the Company had no foreign currency contracts outstanding.

The Company’s principal source of liquidity in the nine months ended December 31, 2003 were cash and cash equivalents, short-term marketable securities and long-term marketable securities which, in the aggregate, increased by $9.8 million to $431.9 million at December 31, 2003 from $422.1 million at March 31, 2003. Cash and cash equivalents increased by $69.8 million during the nine months ended December 31, 2003 primarily resulting from net cash provided by investing activities of $55.2 million, by operating activities of $8.9 million and by financing activities of $5.6 million.

The Company generated net cash flows from operating activities of $8.9 million during the nine months ended December 31, 2003 as compared to $11.3 million in the same period in 2002. The Company’s net loss for the nine months ended December 31, 2003, was offset by the $6.0 million impairment charge and other non-cash charges including, $5.5 million for depreciation and amortization, deferred income taxes, and the provision for doubtful accounts receivable and sales returns. Offsetting the cash flow from operations during the nine months ended December 31, 2003 was a $1.0 million net decrease in accounts payable, other accrued expenses, accrued sales commissions and income taxes payable, coupled with a net $2.9 million increase in accounts receivable, inventory and other prepaid expenses. For the nine months ended December 31, 2002, the net loss of $33.4 million was offset by non-cash charges of approximately $47.1 million related to the impairment charge, depreciation and amortization, deferred taxes and the provision for doubtful accounts.

The Company generated net cash flows from investing activities of $55.2 million during the nine months ended December 31, 2003 as compared to the use of $103.4 million in the same period in 2002. Net cash provided by investing activities during the nine months ended December 31, 2003 resulted from $230.9 million in net proceeds from maturities of short-term and long-term marketable securities offset by the reinvestment of $171.4 million of those proceed to purchase short-term marketable securities. The purchase of property, plant and equipment, net of a rebate provided to the Company from the California Energy Commission of $926,000 in connection with the Company’s on-site power generation equipment, was $3.7 million during the nine months ended December 31, 2003. Net cash used in investing activities during the nine months ended December 31, 2002 resulted from $182.8 million in net purchases of short-term and long-term marketable securities and $4.5 million in purchases of property, plant and equipment, offset by $84.1 million of proceeds from maturities of short-term and long-term marketable securities.

As of December 31, 2003, the Company had funded $1.4 million of its $5.0 million committed capital in the Skypoint Fund. The Company is obligated to contribute its remaining committed capital of approximately $3.6 million as requested by Skypoint Fund’s General Manager per the limited partnership agreement with the Skypoint Fund. To meet its capital commitment to the Skypoint Fund, the Company may need to use its existing cash, cash equivalents and marketable securities.

Net cash provided by financing activities totaled $5.6 million in the nine months ended December 31, 2003 as compared to $5.8 million in the same period last year, representing proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. The Company repurchased 2,110 shares of its outstanding common stock from an employee in connection with a provision in its 2000 Equity Incentive Plan during the three months ended December 31, 2003. In the future, the Company may utilize the stock repurchase program to acquire additional shares of its outstanding common stock, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

The following table summarizes the Company’s contractual payment obligations and commitments as of December 31, 2003 (in thousands):

	Fiscal Year
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Purchase Obligations (1)	$7,165	$2,069	$61	$11	$—	$—	$9,306
Venture Investment Commitments (Skypoint Fund) (2)	3,601	—	—	—	—	—	3,601
Property Lease Obligations	55	72	12	12	12	3	166

Total	$10,821	$2,141	$73	$23	$12	$3	$13,073

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.

(2)	The Company is obligated to contribute its remaining committed capital of $3.6 million to the Skypoint Fund per the limited partnership agreement. The timing of the remaining capital contribution is not known as it is at the discretion of the Skypoint Fund’s General Manager. For presentation purposes, the entire amount of the remaining commitment is presented in Fiscal Year 2004.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company’s then current needs and prevailing market conditions. The Company believes that its cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations for that period. From time to time, the Company evaluates potential acquisitions and equity investments complementary to its design expertise and market strategy. To the extent that the Company pursues or positions itself to pursue these transactions, the Company may seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

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

Although the Company’s revenue from the sale of its communications products is expected to grow in the long term, it may not grow fast enough to offset the expected decline in revenue from non-communications products. The Company is continuing to focus a significant portion of its research and sales resources on the communications market. As a result, the Company’s dependence on this market, as compared to the Company’s dependence on other markets, such as video and imaging, continues to increase. Given the Company’s increasing dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market, by taking market share from competitors, by successful introduction of new products or by maintaining market share in a growing market. If the Company is unable to generate significant revenue in the communications market, the Company’s business, financial condition and results of operations will be materially and adversely impacted.

THE UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATION EQUIPMENT MARKET, MAY CONTINUE TO ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Consumer confidence, reduced corporate profits, corporate improprieties, lower capital spending, the impact of the conflicts in the Middle East, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability have been adversely affected by the communications equipment industry’s extended downturn. This downturn has severely affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus adversely affecting the Company’s revenues and profitability. Communications service providers continue to face significant financial and operating challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. These challenges have been exacerbated by disclosures of accounting or corporate irregularities by communications service providers and other large public companies.

The extent, severity and unpredictability of this past economic downturn, and the uncertainty of the geopolitical environment, in conjunction with actual and anticipated declines in demand for the Company’s products, have made it difficult for the Company to predict when and if demand for its products will increase. Additionally, capital spending among service providers may not increase in the near future. Due to this, among other factors, the Company does not know when or how quickly its customers will place new orders. Therefore, the Company’s revenues may fail to increase in the future, which could materially and adversely impact the Company’s business, financial condition and results of operations.

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

The Company’s success depends in part on the successful development of new products for the Company’s target markets. The Company must (i) be able to anticipate customer and market requirements and changes in technology and industry standards; (ii) be able to accurately define and develop new products; (iii) be able to gain access to and use technologies in a cost-effective manner; (iv) continue to expand its technical and design expertise; (v) be able to timely complete and cost-effectively market new products; (vi) be able to differentiate its products from its competitors offerings; and (vii) gain customer acceptance of its products. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs. Moreover, the Company must be able to respond to changing market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner.

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

The process of developing new products is complex and uncertain, and if the Company fails to accurately predict its customers’ changing needs and emerging technological trends, the Company’s business could be harmed. The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve customer acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas could harm the Company’s business, financial condition and results of operations.

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues due to limited visibility being provided by customers and channel partners;

•	the reduction, rescheduling, cancellation or timing of orders by the Company’s customers;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s ability to maintain adequate inventory levels and purchase commitments;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	fluctuations in the manufacturing output, yields and capacity of the Company’s suppliers;

•	problems or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce new products and/or integrate new technologies;

•	the announcement or introduction of products by the Company’s competitors;

•	competitive pressures on selling prices or product availability;

•	erosion of average selling prices as a product matures coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	the amount and timing of costs associated with product warranties and returns;

•	the amount and timing of the Company’s investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	build-up of customer and/or channel inventory;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	changes in accounting or other regulatory rules, such as the possible future requirement to record expenses for employee stock option grants; and/or

•	fluctuations in market values of the Company’s investments.

As a consequence, operating results for a particular future period are difficult to predict, and prior results are not necessarily indicative of results to be expected in the future. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on the Company’s business, financial condition and results of operations.

INCREASING COMPETITION IN THE MARKETS THAT THE COMPANY PARTICIPATES IN WILL MAKE IT MORE DIFFICULT FOR THE COMPANY TO SECURE DESIGN WINS.

The Company faces increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including but not limited to, price, performance and product features. The Company has experienced increased pressure on pricing from some competitors that seek to enter the markets in which the Company participates. Such circumstances may make some of the Company’s products unattractive due to price or performance measures. These circumstances may result in the Company loosing design opportunities or may decrease its revenue as a result of the increased price competition.

IF THE COMPANY IS UNABLE TO CONVERT A SIGNIFICANT PORTION OF ITS DESIGN WINS INTO ACTUAL REVENUE, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth of the Company. However, many of the Company’s design wins may never generate revenues, if their end-customer projects are unsuccessful in the market place. Additionally, some of the Company’s design wins are with privately-held, early-stage companies that may fail to bring their equipment to market. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 12 to 18 months. If the Company fails to convert a significant portion of its design wins into substantial revenue, it could materially and adversely impact the Company’s business, financial condition and results of operations.

THE COMPANY’S OPERATING RESULTS MAY VARY SIGNIFICANTLY BECAUSE OF THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, AND SUCH VARIATIONS COULD MATERIALLY AND ADVERSELY AFFECT THE DEMAND FOR THE COMPANY’S PRODUCTS.

The Company competes primarily in the communications market within the semiconductor sector, both of which are cyclical and subject to technological change, evolving standards, price erosion and fluctuations in product supply and demand. At the same time, the semiconductor industry is subject to increases in demand in a strong economic environment, potentially leading to production capacity constraints. These constraints could materially and adversely affect the Company’s ability to ship products and meet customer demand in future periods as well as harm the Company’s operating results by increasing its product costs.

In addition, since 2000 the semiconductor industry, in particular the communications sector, has experienced a significant downturn characterized by diminished product demand, excess production capacity, high inventory levels and accelerated erosion of average selling prices. These factors, among others, have caused significant fluctuations in the Company’s revenues and results of operations. If the communication equipment market fails to recover, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

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

In the future, the Company may not be able to continue to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the development of its business. Competition for skilled employees having unique technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options. With respect to the Company’s management, the Company’s anticipated future growth is expected to place additional demands on management resources and, therefore, will likely require the addition of new management personnel as well as the development of additional expertise by existing management personnel. The failure to retain and recruit key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

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

The Company does not own or operate a semiconductor fabrication facility (known as “foundry”), for wafer fabrication services. Most of the Company’s products are based on CMOS processes. A single foundry located outside of the United States manufactures greater than 90% of the Company’s wafer requirements based on CMOS processes. That foundry is discontinuing manufacturing products in its six-inch wafer manufacturing facility and transferring the existing business to one of its eight-inch wafer manufacturing facilities. This requires the qualification and transfer of many of the Company’s products over the next several quarters, which may result in additional costs, harm its ability to deliver its products on a timely basis and divert management’s time from other Company matters.

Many of the Company’s new products are designed to take advantage of smaller geometry manufacturing processes. Due to the complexity of migrating to smaller geometries, the Company may experience problems, which could result in design and production delays of the Company’s products. If such delays occur, the Company’s products may have delayed market acceptance or customers may select the Company’s competitors’ products during the design process.

The Company does not have long-term wafer supply agreements with its foundries that would guarantee wafer or product quantities, prices, and delivery or lead times. Rather, the foundries manufacture the Company’s products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements. However, the ability of each foundry to provide wafers to the Company is limited by the foundry’s available capacity, which appears to be more constrained in the current environment. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Significant risks associated with the Company’s reliance on third party foundries include:

•	the lack of assured wafer supply;

•	limited control over delivery schedules;

•	limited manufacturing capacity of the third party foundries;

•	limited control over quality assurance, manufacturing yields and production costs; and/or

•	potential misappropriation of the Company’s intellectual property.

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

The Company’s wafer requirements typically represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry may cease production of a wafer fabrication process used to produce parts supplied to the Company. Additionally, the Company cannot be certain that its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products are based. Each of these events could increase the Company’s costs and harm its ability to deliver its products on time, thereby materially and adversely affecting the Company’s business, financial condition and results of operations.

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

The Company depends on independent subcontractors in Asia for the majority of the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following significant risks:

•	the Company’s reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of the Company’s subcontractors;

•	delayed deliveries due to the outbreak of communicable diseases;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited manufacturing capacity of the subcontractors;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	the possible unavailability of qualified assembly or test services;

•	potential increases in assembly and test prices; and/or

•	potential misappropriation of the Company’s intellectual property.

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

International sales accounted for 53.5% and 56.1% of net sales for the three and nine months ended December 31, 2003, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

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

THE COMPANY HAS MADE AND MAY IN THE FUTURE MAKE ACQUISITIONS AND SIGNIFICANT STRATEGIC EQUITY INVESTMENTS, WHICH MAY INVOLVE A NUMBER OF RISKS; IF THE COMPANY IS UNABLE TO ADDRESS THESE RISKS SUCCESSFULLY, SUCH ACQUISITIONS AND INVESTMENTS COULD HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include, among others:

•	the possibility that the Company may not receive a favorable return on its investment, the original investment may become impaired, and/or the Company may incur losses from these investments;

•	the Company’s assumption of known or unknown liabilities or other unanticipated events or circumstances; and/or

•	the diversion of management’s attention from normal daily operations of the business.

Additional risks involved with acquisitions include, among others:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	failure to retain key personnel;

•	difficulties in entering markets in which the Company has no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute the Company’s current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to periodic impairment testing and potential impairment charges against the Company’s future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and/or

•	becoming subject to litigation.

The risks involved with strategic equity investments include, among others:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

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

THE COMPANY’S STOCK PRICE IS VOLATILE.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

•	the Company’s anticipated or actual operating results;

•	announcements or introductions of new products;

•	technological innovations by the Company or its competitors;

•	product delays or setbacks by the Company, its customers or its competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement of litigation;

•	changes in estimates of the Company’s performance by securities analysts;

•	decreases in the value of its investments, thereby requiring an asset impairment charge against earnings;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and market conditions.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three and nine months ended December 31, 2003, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 31, 2003, short-term investments consisted of auction rate securities, government and corporate securities of $131.1 million. The Company did not have long-term investments at December 31, 2003. At December 31, 2003, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $180,000, before the effect of income taxes.

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

Conclusion. Based on the Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective, as of the end of the period covered by this Report, to provide for reasonable assurance that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period this Report was being prepared.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibits filed with the current Report on Form 10-Q for the quarter ended December 31, 2003 are as follows:

Exhibit Number	Description

10.10	Executive Employment Agreement between Exar Corporation and Donald L. Ciffone, Jr., dated December 6, 2000, as amended and restated on June 21, 2001, March 28, 2003, June 12, 2003 and December 3, 2003.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on January 15, 2004 to report under Item 9. “Results of Operations and Financial Condition” announcing its results for the third fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION
(Registrant)

February 10, 2004	By:	/s/ DONALD L. CIFFONE JR.

(Donald L. Ciffone Jr.)
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

February 10, 2004	By:	/s/ RONALD W. GUIRE

(Ronald W. Guire)
Executive Vice President, Chief Financial Officer,
Assistant Secretary and Director
(Principal Financial and Accounting Officer)