Form 10-K
period 2004-03-31
EXAR CORP
filed 2004-06-14
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

COMMON STOCK

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2003 was $572,568,610 based on the last sales price reported for such date as reported on The Nasdaq Stock Market, Inc.

The number of shares outstanding of the Registrant’s Common Stock was 41,179,622 as of June 8, 2004, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2004 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2004 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2004

PART I

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the Company’s net sales, (2) the Company’s gross profit, (3) the Company’s ability to control and/or reduce operating expenses, (4) the Company’s research and development efforts, (5) customer acceptance of the Company’s new products, (6) the Company’s ability to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities, (7) the sufficiency of the Company’s capital resources, (8) the Company’s capital expenditures, (9) competitive pressures, (10) the utilization of the Company’s deferred tax assets and (11) the general market and economic outlook. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and, in particular, “Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

ITEM 1.    BUSINESS

Overview

Exar Corporation and its subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. Leveraging its industry-proven analog and digital design expertise, system-level knowledge and standard complementary metal oxide semiconductors (“CMOS”) process technologies, Exar provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) that facilitate the aggregation and transport of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. During the year, the Company expanded its communications portfolio by offering a family of clock distribution devices, which leverage technology common with its existing network and transmission products. The clock distribution devices are targeted at wireless base stations, network switches and routers. The Company also provides one of the industry’s most comprehensive families of serial communications solutions. Within this product offering, the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTs”) are particularly well suited to increase data transfer efficiency for various industrial, telecommunications and computer server applications. In addition, the Company markets IC products that address select applications for the video and imaging markets. Exar’s Common Stock trades on the NASDAQ Stock Market under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

The Company’s OEM customers include, among others, Alcatel, Cisco Systems Inc. (“Cisco”), Delphi Corporation (“Delphi”), Digi International, Inc. (“Digi International”), Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD. (“Huawei”), Logitech International S.A. (“Logitech”), Lucent Technologies, Inc. (“Lucent”), Mitsubishi Electronic Corporation of Japan (“Mitsubishi Electronics”), NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Plantronics, Inc. (“Plantronics”) and Tellabs, Inc. (“Tellabs”). For the fiscal year ended March 31, 2004, no one OEM customer represented 10% or more of net sales.

The Company markets its products in North and South America through independent, sales representatives and independent, non-exclusive distributors, as well as the Company’s own direct sales organization. Additionally, the

Company is represented in Europe and the Asia/Pacific region by its wholly-owned foreign subsidiaries, independent sales representatives and independent, non-exclusive distributors. The Company’s international sales represented 53.5%, 58.6% and 47.4% of net sales for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Industry Background

Communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice, video and data signals transmitted over hybrid networks of media, such as copper, coaxial and fiber optic cables. This evolution has been driven by large increases in the number of users and the complexity and variety of the data transmitted over networks resulting from:

•	the substantial growth in the Internet and its transformation from a text-based medium to a multimedia platform containing images, video and sound;

•	the growth of wireless communications; and

•	the increased demand for remote network access and higher-speed, higher-bandwidth communication between Local Area Networks (“LANs”), Metropolitan Area Networks (“MANs”) and Wide Area Networks (“WANs”).

The majority of installed communications systems were designed to transmit only voice communication, and, therefore, are inadequate for the high-bandwidth transmission of both voice and data. Access to the public network is typically based on asynchronous technologies, such as T/E carrier over copper wire. The demand for greater bandwidth is driving a migration from lower-speed T1/E1 to higher-speed T3/E3 transmission rates. The T1/E1 standard permits the transmission of data at 1.5 Mbps/2.0 Mbps, and the T3/E3 standard permits the transmission of data at 45 Mbps/34 Mbps. The backbone of the public network is built on an optical fiber transmission medium that employs synchronous technologies such as SONET/SDH. Similar to the utilization of faster transmission rates over copper wire, SONET/SDH protocols such as OC–3 (155 Mbps) are being upgraded to OC-12 (622 Mbps), OC-48 (2.5 Gbps) and OC-192 (10 Gbps) to increase the bandwidth over a single optical fiber.

The market dynamics of the communications industry have changed significantly since 2000. Many carriers that spent billions of dollars building out their networks in 2000 and prior years were not successful in executing their business model, and, consequently, were sold or declared bankruptcy. Incumbent telephone companies (such as AT&T Corp., Sprint Corporation and MCI, Inc.) and regional Bell operating companies (such as BellSouth Corporation, Verizon Communications Inc. and SBC Communications Inc.) have substantially reduced their capital expenditures in line with current revenues. This dynamic severely impacted Exar’s customers during the period of calendar years 2002 through 2003. Many OEMs underwent extensive restructuring to eliminate excess inventory and to reduce expenses by significantly downsizing their organizations. During calendar 2003, the Company noted increased development activity within the telecommunications industry OEMs. At the same time, the Company’s OEM customers are and will continue to come under tremendous pressure to develop new products for access and MAN markets that will enable carriers to leverage their current network infrastructure.

To address these evolving requirements of the communications industry, OEMs must develop and introduce increasingly sophisticated systems with fewer engineering resources. To achieve the performance and functionality required of these systems, communications OEMs are using increasingly complex communications ICs, which now account for a significant portion of the value-added proprietary content of these systems. As a result of new equipment introductions, coupled with the reduction in their technical staff, the proliferation of transmission standards and the difficulty of designing and producing communications ICs, equipment suppliers are increasingly outsourcing the design and production of the ICs incorporated into their systems.

The key ICs contained in a typical communications system include physical interface, access control, clocks, network processor, traffic manager and switch fabric devices. The physical interface device consists of a transmitter and receiver that, when integrated, is called a transceiver. Transceivers interface with the physical transmission media, such as copper wire or optical fiber. Most of these high-speed, mixed-signal ICs convert parallel digital signals into a single analog bit stream that is up to 32 times faster than the original signal. Transceivers therefore serve as a bridge between analog transmission media and the digital devices that process data. Access control circuits are digital ICs that format, or frame, the data, perform error checking and in some applications aggregate signals by mapping multiple lower-speed data streams to a single higher-speed stream. The traffic manager manages the transfer of data between the network processor and the switch fabric, which work together to shape, route and control the data.

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

The Exar Solution

Exar designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s analog and digital design expertise, combined with its systems understanding, enables the Company to provide physical interface and access control silicon solutions that address transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also offers within its communications portfolio clock distribution devices, targeted at high-performance system boards, that offer flexibility to board designers by providing them with precision, low jitter, programmable skew, zero delay and fan out buffers. The Company also provides one of the industry’s most comprehensive families of serial communications solutions. Exar believes its products offer its customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system noise/jitter to improve data integrity;

•	seamless integration;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing customers to focus on core competencies and outsource standards-based solutions.

Key elements of the Company’s solution include:

Leading Analog and Mixed-Signal Design Expertise.    Exar has over 30 years of proven technical competency in developing analog and mixed-signal ICs. As a result, the Company has developed a proven history of technical competence in these areas and a library of design elements. For example, the Company believes that it has particularly strong expertise in the design of high-speed, low-jitter phase-locked loops, which are key elements in its mixed-signal transceiver, jitter attenuator, data aggregation mapper products and clock devices. As a result, Exar can provide its customers with solutions that typically exceed standard specifications and allow them flexibility in designing other system elements.

Broad Product Offerings.    Exar offers a variety of physical interface and access control products based upon T1/E1, T3/E3, ATM and SONET/SDH transmission standards. Exar’s broad portfolio of multiple channel and multi-function products for each transmission standard enables its customers to minimize overall system cost in multi-port applications.

Comprehensive Solutions to Enhance System Integration.    The combination of Exar’s design and system level expertise allows it to provide a comprehensive solution that encompasses hardware, software and applications support. Exar believes that, by using its solutions, OEMs can efficiently integrate the Company’s devices into their systems, better leverage their development resources and reduce their time-to-market.

Compelling Price and Performance Solutions.    The Company uses its systems expertise and its analog, digital and mixed-signal design techniques to architect high-performance products based on standard CMOS process technologies. Exar believes that these CMOS processes are proven, stable, predictable and able to meet its customers’ speed, power and performance requirements at a competitive price point.

Strategy

Exar strives to be a leading provider of physical layer high-performance, high-bandwidth IC solutions for use in the worldwide communications infrastructure. The Company also designs, develops and markets IC products that address the needs of the serial communications market. To achieve its business objectives, Exar employs the following strategies:

Focus on Growing Market Share within the Communications Markets.    Exar targets communications markets, including T/E carrier, ATM and SONET/SDH. The Company has built substantial expertise in the areas of analog and digital design, systems architecture and applications support. Exar believes that the integration of these capabilities enables the Company to develop solutions addressing the high-bandwidth physical layer requirements of communications systems OEMs. The Company’s broad product offerings support differentiated features that the Company believes will enable it to increase its market share.

Leverage Analog and Mixed-Signal Design Expertise to Provide Integrated System Level Solutions.    Utilizing its strong analog and mixed-signal design expertise, the Company integrates mixed-signal physical interface devices with digital access control devices. The Company offers products that integrate transceivers with jitter attenuators and framers/ATM UNIs on a single IC. The Company’s data aggregation devices leverage its T/E carrier and SONET/SDH expertise, mapping multiple T3 data streams into a SONET/SDH stream. These configurations enable OEMs to use less board space and reduce their overall system cost.

Expand the Company’s Revenue Content Per System.    Exar’s analog and mixed-signal design expertise have enabled the Company to build what it believes to be a technological lead and a strong market position in T3/E3 transceivers, T1/E1 transceivers and framer and SONET aggregation. The Company intends to leverage this lead and its established customer relationships to capture design wins for its physical layer products, thereby increasing the Company’s overall revenue content per system.

Strengthen and Expand Strategic OEM Relationships.    Exar’s OEM customers include Alcatel, Cisco, Digi International, Hewlett-Packard, Huawei, Lucent, NEC, Nokia and Tellabs. To promote the early adoption of its solutions, the Company actively seeks collaborative relationships with strategic OEMs during product development. The Company believes that OEMs recognize the value of Exar’s early involvement because designing their system products in parallel with the Company’s development can accelerate time to market for their end products. In addition, Exar believes that collaborative relationships help the Company to obtain early design wins and to reduce the market acceptance risk of its new products.

Leverage Broad Product Portfolio to Accelerate Communications Product Development.    Exar believes it has developed a strong presence in the serial communications market, where the Company has leading industry customers and proven technological capabilities. The Company’s design expertise has enabled it to offer a diverse portfolio of both industry standard and proprietary serial communications products. In addition, the Company further expanded its communications portfolio by offering a family of clock distribution devices, which leverage technology common with its existing network and transmission products.

Use Standard CMOS Process Technologies to Provide Compelling Price/Performance Solutions.    Exar designs its products to be manufactured using standard CMOS processes. The Company believes that these processes are proven, stable and predictable and benefit from the extensive semiconductor-manufacturing infrastructure devoted to CMOS processes. Therefore, the Company believes that it can achieve a higher level of performance at a lower cost than competitors’ products.

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

Products

Exar designs, develops and markets high-performance, high-bandwidth physical interface, access control and clock solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also designs, develops and markets IC products that address the needs of the serial communications market. Exar uses its design expertise to develop products ranging from application-specific standard product (“ASSPs”) for industry-wide applications, to custom solutions for specific customer applications.

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

Types of Communications ICs Used in Networking Equipment

Exar’s communications products include transceivers, also known as line interface units (“LIUs”), transmitters and receivers, (“transceivers”), PHYs, jitter attenuators, framers, clocks, ATM UNIs and data aggregation mappers. These products are used in networking equipment such as SONET/SDH Add/Drop Multiplexers (“ADMs”), PBX, central office switches, digital cross connects, multi-service provisioning platforms, routers and DSLAMs. The Company continues to enhance its T3/E3 physical interface solutions with an integrated single-chip transceiver and offering one, two, three, four, six and twelve-channel versions, with or without integrated jitter attenuation, that achieve higher performance levels, while requiring less board space and lower overall power in multi-port applications. Extending its jitter attenuation capabilities, Exar incorporates desynchronization in its transceivers and data aggregation mappers to solve complex timing issues associated with mapping/demapping from SONET/SDH (synchronous) to T3/E3 (asynchronous) environments. Exar’s data aggregation mapper solutions leverage the Company’s expertise in T/E carrier with SONET/SDH enabling the Company to provide unique solutions to the SONET/SDH market place. In addition to integrating SONET PHY capability into its data aggregation mappers, the Company offers an OC-48 PHY with integrated Forward Error Correction, or FEC. The Company plans to complement its products with OC-48 data aggregation solutions currently under development. Exar’s access control products include framers and ATM UNIs, in addition to its data aggregation mappers. During the year, the Company expanded its communications portfolio by offering a family of clock distribution devices, which leverage technology common with its existing network and transmission products. The clock distribution devices, targeted at high-performance system boards, offer flexibility to board designers by providing them with precision, low jitter, programmable skew, zero delay and fan out buffers. In addition, these clock distribution devices enable board designers to seamlessly migrate the board development from 3.3V to 2.5V without a major redesign effort. The result is lower system cost and improved time-to-market. The clock distribution devices are targeted at wireless base stations, network switches and routers. The Company also supplies a family of V.35 transceiver products used for data transmission, primarily in networking equipment such as routers and bridges.

The following table describes some of the Company’s key communications products:

Product Description	Applications
OC-12 to 12 x T3/E3/STS-1 mapper OC-3 to 3 x T3/E3/STS-1 mapper	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects
OC-48 PHY (transceiver) OC-48 framer	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects
T3/E3/STS-1 1, 2, 3, 4, 6, 12-channel transceivers T3/E3/STS-1 1-channel receiver and transmitter	SONET/SDH multiplexers and digital cross connects
T3/E3/STS-1 1, 2, 3, 4, 6, 12-channel transceivers/jitter attenuators/desync	SONET/SDH multiplexers and digital cross connects
T3/E3 1, 3, 4-channel jitter attenuators	Multiplexers, switches and digital cross connects
T3/E3 1, 2, 3, 4, 6, 8-channel framers	Multiplexers and digital cross connects
T3/E3 1, 3, 4-channel ATM UNIs	ATM switches/routers/hubs
T3/E3 1 channel integrated ATM UNI/LIU Combo	DSLAMs, routers, internet access equipment, frame relay and ATM switches/routers/hubs
T1/E1 1, 4, 8, 14-channel SH and LH/SH transceivers	Routers, internet access equipment, frame relay and ATM switches/routers/hubs
T1/E1 1, 2, 4, 8-channel framers/LIU Combo	Routers, internet access equipment, frame relay and ATM switches/routers/hubs
T1/E1 8-channel framer	Routers, internet access equipment, frame relay and ATM switches/routers/hubs
E1 multi-channel transceivers	Multiplexers, frame relay and ATM switches/routers/ hubs
T1/E1 clock adaptors	Frame relay access devices and remote access servers
BITS clock extractor	Frame relay devices, DSLAMs, multiplexers, digital cross connects
Clock multipliers	Network and telecommunication equipment
Multi-protocol serial interface	Multiplexers, access equipment and routers
V.35 serial interface	Multiplexers, access equipment and routers

The Company expects to introduce a number of new communications ICs in the fiscal year ending March 31, 2005 to provide an expanded line of T/E carrier products, SONET/SDH products, as well as clock distribution devices. The T/E carrier products are expected to include multi-channel, multi-function ICs that integrate transceivers, jitter attenuators, framers and ATM UNIs. SONET/SDH product introductions are expected to focus on data aggregation, combining OC-3 (155 Mbps) capability with OC-12 (622 Mbps) or OC-48 (2.5 Gbps) functions. The clock distribution devices will be expanded to include programmable skew clocks, jitter attenuation and failsafe clocks (an intelligent clock switch).

Serial Communications

UARTs convert data streams from parallel to serial and serial to parallel, enabling a serial data stream to communicate with a central processing unit, or CPU. Exar sells its UART products to the remote access, data collection, industrial automation, point-of-sale and handheld/mobile markets. Many of these products include high-performance features, such as automated flow control and large First-In First-Out, or FIFO, buffers. The Company has designed highly integrated quad (four channel) and octal (eight channel) UARTs with FIFO circuitry, which the Company believes are the de-facto industry standard for multi-channel FIFO UARTs used in multi-port applications. During the past fiscal year, Exar introduced several devices in a 32-QFN package, which provide the smallest form factor in the industry for implementing a serial port on a board.

The following table describes some of the Company’s key serial communications products:

Product Description	Applications
1, 2, 4-channel UART with 128 byte FIFO	Process control systems
2, 4, 8-channel PCI UART with 64 byte FIFO 2, 4, 8-channel Universal I/O PCI UART	PCI interface for network control management
2, 4, 8-channel UART with 64 byte FIFO	Network management, remote access servers and point of sale systems, personal digital assistants and GPS
1, 2, 4-channel UART with 16 byte FIFO	Hub management, high-speed modems, PC I/O cards, process control systems, switches and serial port equipment
2-channel UART with 8 byte FIFO	Process control systems, switches and serial port equipment
2-channel UART	Serial port equipment

The Company expects to expand its family of PCI products during fiscal year 2005.

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

Sales and Customers

The Company markets its products in North and South America through 23 independent sales representatives and two independent and non-exclusive primary distributors, as well as the Company’s own direct sales organization. The Company currently has domestic support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles and Fremont, California, and international support offices in Kawasaki, Japan, Shanghai, China and Valauris, France. Additionally, the Company is represented in Europe and the Asia/Pacific region by its wholly-owned foreign subsidiaries, along with 22 independent sales representatives and other independent, non-exclusive distributors.

The Company’s OEM customers include the following, among others:

Communications	Serial and Other Communications	Video and Imaging
• Alcatel	• Cisco	• Hewlett-Packard
• Cisco	• Delphi	• Logitech
• Huawei	• Digi International
• Lucent	• Plantronics
• NEC	• Huawei
• Nokia	• Mitsubishi Electronics
• Tellabs

Hewlett-Packard represented 9.5% and 26.4% of the Company’s net sales for the fiscal years ended March 31, 2004 and 2003, respectively. For the fiscal years ended March 31, 2004 and 2003, no other OEM customer accounted for 10% or more of the Company’s net sales. The sharp decline in video, imaging and other products sales, as anticipated and previously announced, reflected a decision by the Company’s primary customer in imaging sales, Hewlett-Packard, to transition some of its production to a competing supplier. The Company sells its products to distributors and OEMs throughout the world. For the year ended March 31, 2004, worldwide sales through the Company’s two primary distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 33.7% of net sales. Future Electronics (“Future”) was and continues to be the Company’s largest primary distributor. Future, on a worldwide basis, represented 20.3% and 17.2% of net sales in fiscal years 2004 and 2003, respectively. The Company’s second largest primary distributor, Nu Horizons Electronics Corp. (“Nu Horizons”), accounted for 13.4% and 6.5% of net sales in fiscal years 2004 and 2003, respectively.

Manufacturing

Exar outsources all of its fabrication and assembly, as well as the majority of its testing operations. This fabless manufacturing model allows the Company to focus on its core competencies of product design and development.

The majority of the Company’s current products are implemented in standard CMOS. The Company uses CMOS manufacturing processes to take advantage of that technology’s lower power consumption, cost-effectiveness, foundry availability and ever-increasing speed. Currently, all of the Company’s new product development is being implemented in CMOS. Chartered Semiconductor Manufacturing (“Chartered”) manufactures all of the Company’s CMOS products. The Company does not have long term supply agreements with Chartered. During the current fiscal year, Chartered transferred production from its foundry, which utilized six-inch wafer manufacturing technologies, to a facility that is based on eight-inch wafer manufacturing technologies. The Company has completed the transfer and qualification of the majority of its existing products to the new foundry and is in the process of qualifying the remaining products. This transfer and qualification entails certain risks and uncertainties related to the re-qualification of IC wafers and related costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

Most semiconductor wafers are shipped to the Company’s subcontractors in Asia for wafer test and assembly, where they are cut into individual die and packaged. Independent contractors in Hong Kong, Indonesia and Singapore perform most of the Company’s assembly work. Following assembly, final test and quality assurance are performed either at the Company’s Fremont, California facility or at its subcontractors’ facilities in Asia. The combination of various functions makes the test process for analog and mixed-signal devices particularly difficult. Test operations require the programming, maintenance and use of sophisticated computer-based test systems and complex automatic handling systems.

Research and Development

Exar believes that the continued introduction of new products in its core markets is essential to its growth. Exar’s research and development is focused on developing high-performance analog, digital and mixed-signal solutions addressing the high-bandwidth requirements of communications systems OEMs. Exar continues to make significant investments in advanced design tools and high-performance standard cell libraries. By utilizing these tools, the Company pursues the development of design methodologies that are optimized for reducing design-cycle time and increasing chances of first-time success. In order to support high pin-count devices, the Company continues to develop high-performance packages for its new products in collaboration with packaging suppliers. As of March 31, 2004, the Company’s research and development staff consisted of 118 employees, 52 of whom hold advanced degrees.

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

Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various market areas. Competitors with respect to the Company’s communications products include Applied Micro Circuits Corporation, Integrated Device Technology, Inc., Mindspeed Technologies, Inc., PMC-Sierra, Inc., TranSwitch Corporation and Vitesse Semiconductor Corporation. Competitors in the Company’s serial communications and video and imaging markets include Royal Philips Electronics, Texas Instruments Incorporated and Wolfson Microelectronics LTD.

Backlog

Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment occurring during the succeeding six months. As of March 31, 2004, Exar’s backlog was $10.3 million, compared to $9.4 million as of March 31, 2003. All backlog is expected to be filled within the current fiscal year.

The Company’s business and, to a large extent, that of the entire communication semiconductor industry, is currently characterized by shortened order-to-shipment schedules. Sales are made pursuant to either purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation. Lead times for the release of purchase orders depend on the scheduling practices of the individual customer, and the Company’s rate of bookings varies from month-to-month. In addition, Exar’s domestic distributor agreements generally permit the return of up to 10% of purchases of the preceding quarter for purposes of stock rotation and also provide for credits to distributors in the event that Exar reduces the price of any inventoried product. Since orders constituting the Company’s backlog are subject to changes in delivery schedules or to cancellation at the option of the customer without significant penalty, backlog is not necessarily an indication of future sales. The Company believes that its backlog as of any particular date may not be representative of actual sales for any succeeding six-month period.

Intellectual Property Rights

The Company has 104 patents issued and 19 patent applications pending in the U.S. The Company has 12 patents issued and 33 patent applications pending in various foreign countries. The Company’s existing patents will expire between 2005 and 2022, or sooner if it chooses not to pay renewal fees. The Company believes that its intellectual property is critical to its current and future success. However, the Company does not believe that it is materially dependent upon any one patent. To protect its intellectual property, the Company also relies on a combination of mask work registrations, trademarks, copyrights, trade secrets, employee and third party nondisclosure agreements and licensing arrangements. The Company may enter into license agreements or other agreements to gain access to externally developed products or technologies.

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

Employees

As of March 31, 2004, the Company employed 267 full-time employees, with 118 in research and development, 55 in operations, 52 in marketing and sales and 42 in administration. Of the 118 research and development employees, 52 hold advanced degrees. The Company’s ability to attract, motivate and retain qualified personnel is essential to its continued success. None of the Company’s employees is represented by a collective bargaining agreement, nor has the Company ever experienced a work stoppage due to labor issues. The Company believes its employee relations are good.

Available Information

The Company’s website is located on the Internet at www.exar.com. The Company makes available on its website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

DSLAM:

Digital subscriber line access multiplexer located in the telephone company exchange that provides consumers access to digital subscriber line services over twisted pair copper cabling.

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

Line Interface Unit (“LIU”):

A device containing a transmitter that converts digital data to an analog signal suitable for transmission over the transmission media. On the receiving side, it processes the incoming analog signal to recover the timing and the original digital data and outputs to the next layer for further processing.

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

T3/E3:

A digital transmission link capable of transmission speeds of 45 Mbps. A T3 line can normally accommodate 28 T1 lines or 672 voice conversations. E3 is the European designation for T3.

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

Universal Asynchronous Receiver Transmitter (“UART”)

UARTs convert data streams from parallel to serial and serial to parallel, enabling a serial data stream to communicate with a CPU.

Wide Area Network (“WAN”):

A shared network of computers and data devices that spans a large geographical area, such as the Internet, transporting long distance between MANs.

MANAGEMENT

The names of the Company’s executive officers and directors, and their ages as of May 31, 2004, are as follows:

Name	Age	Position
Donald L. Ciffone, Jr.	48	Chairman of the Board, Chief Executive Officer and President
Michael Class	46	Vice President, Worldwide Sales
Mir Bahram Ghaderi	53	Vice President and General Manager, Network and Transmission Products Division
Roubik Gregorian	54	Executive Vice President and Chief Operating Officer
Ronald W. Guire	55	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director
Susan J. Hardman	42	Vice President and General Manager, Interface Products Division
Thomas R. Melendrez	50	General Counsel, Secretary and Vice President Business Development
Stephen W. Michael	57	Vice President, Operations and Reliability & Quality Assurance
Raimon L. Conlisk	81	Vice Chairman and Director
Frank P. Carrubba	66	Director
John McFarlane	55	Director
Richard Previte	69	Director

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

Michael Class joined the Company as Director of Western Area Sales in 1997. In January 1998, he was promoted to the position of Vice President, North American/European Sales and was promoted to Vice President, Worldwide Sales in July 1999. Mr. Class has over 22 years of experience in the semiconductor industry, including employment with IC Works, Inc. as Area Sales Manager for the Western U.S. and Canada. Prior to joining IC Works, Mr. Class held various sales management positions with Intel Corporation and VLSI from 1979 to 1995. He holds a B.S. in Electrical Engineering from Lehigh University and an M.B.A. from LaSalle University.

Mir Bahram Ghaderi joined the Company in March 1995 as Director of Engineering, Startech Division, when the Company acquired Startech Semiconductor, Inc., where he served as Vice President of Engineering. He was promoted to Divisional Vice President of Engineering, Communications Division in September 2001, and to his current position as Vice President and General Manager, Network and Transmission Products Division, in April 2003. Prior to joining Startech in 1994, he was Director of Engineering, Modem/Clock Products, at Sierra Semiconductor, Inc. Dr. Ghaderi has 23 years of product development experience in the semiconductor industry and received a M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as a M.S.E.E. from Tehran University.

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

Ronald W. Guire joined the Company in July 1984 as Vice President and Treasurer and has been a Director since June 1985. His title was changed to Chief Financial Officer in May 1985, and to Executive Vice President in July 1995. Mr. Guire has served as the Company’s Assistant Secretary since June 2001. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from 1979 until he joined Exar in July 1984. Mr. Guire holds a B.S. in Accounting from California College of Commerce.

Susan J. Hardman joined the Company in February 1997 and became Vice President and General Manager, Interface Products Division in April 2003. Prior to this, she served as Vice President, Corporate Marketing and has served as Director of Marketing for the Company’s communications products. Ms. Hardman has 20 years experience in the semiconductor industry. From 1989 to 1997, Ms. Hardman was with VLSI Technology (VLSI) in a variety of management positions, most recently as Director of Product Marketing for VLSI’s networking products division. From 1983 to 1989, she was with Motorola holding a variety of engineering roles. Ms. Hardman holds a B.S. in Chemical Engineering from Purdue University and an M.B.A. from the University of Phoenix. Ms. Hardman has been named a 2004 Outstanding Chemical Engineer by Purdue University.

Thomas R. Melendrez joined the Company in April 1986 as Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, Mr. Melendrez was promoted to Corporate Vice President, General Counsel. In June 2001, Mr. Melendrez was appointed Secretary of the Company. In April 2003, Mr. Melendrez assumed, in addition to his other duties, the responsibilities of Vice President, Business Development. Mr. Melendrez has approximately 25 years legal experience in the semiconductor and related industries. He received a B.A. from the University of Notre Dame, a J.D. from the University of San Francisco, and an M.B.A. from Pepperdine University.

Stephen W. Michael joined Exar as Vice President New Market Development in September 1992. In July 1995, he was appointed Vice President Operations, and in May 2001, he was appointed to his current position of Vice President, Operations and Reliability & Quality Assurance. Mr. Michael has 30 years of semiconductor industry experience, most recently as Vice President and General Manager, Analog and Custom Products with Catalyst Semiconductor. Prior to joining Catalyst, he served in various senior positions at GE Semiconductor, Intersil, Fairchild and National Semiconductor. He holds a B.S. in Electrical Engineering from the University of California at Davis.

Raimon L. Conlisk joined the Company as a Director in August 1985, was appointed Vice Chairman of the Board in August 1990, served as Chairman of the Board from August 1994 to April 2002, and is currently serving as Vice Chairman. Mr. Conlisk has also served as a director since 1991, and in December 1997 was appointed Chairman of the Board, of SBE, Inc., a manufacturer of communications and computer products. In March 2004, Mr. Conlisk retired as a Director and Chairman from SBE, Inc., however, he was subsequently appointed Chairman Emeritus. From 1977 to 1999, Mr. Conlisk was President of Conlisk Associates, a management-consulting firm serving high-technology companies in the United States and foreign countries. From 1991 to 1998, Mr. Conlisk served as a Director of Xetel Corporation, a contract manufacturer of electronic equipment. Mr. Conlisk was also President from 1984 to 1989, a Director from 1970, and Chairman from 1989 until retirement in June 1990, of Quantic Industries, Inc., a privately held manufacturer of electronic systems. From 1970 to 1973, and from 1987 to 1990, Mr. Conlisk served as a Director of the American Electronics Association. He holds a B.S. in Electrical Engineering from the University of California at Berkeley.

Frank P. Carrubba joined the Company as a Director in August 1998. Dr. Carrubba served as Executive Vice President and Chief Technical Officer of Royal Philips Electronics, headquartered in Eindhoven, The Netherlands, from 1991 to 1997. From 1982 to 1991, Dr. Carrubba was with Hewlett-Packard Company, where he was a member of the Group Management Committee and was Director of Hewlett-Packard Laboratories. Prior to joining Hewlett-Packard, he spent 22 years as a member of the technical staff at IBM Corporation’s Thomas J. Watson Research Laboratory in Yorktown Heights, New York. Dr. Carrubba was one of the original designers of the RISC Architecture, for which he was named “Inventor of the Year” by the Intellectual Property Owners in Washington, D.C. in 1992. Dr. Carrubba is also a Director of Coherent, Inc., a global leader in the design, manufacture and sale of lasers, and Gyration, Inc., creators of in-air cordless mice and controllers for games, presentations and virtual reality. In June 2002, Dr. Carrubba was appointed Chairman of the Board of Accerra Corporation, a provider of secure online services for business communications located in Santa Rosa, California. He holds a B.S. in Electrical Engineering, a MS in Operations Management and an Honorary Ph.D. in Computer Engineering from the University of New Haven.

John McFarlane joined the Company as a Director in January 2004. Mr. McFarlane has served as Chairman and Chief Executive Officer of Ascendent Telecommunication, Inc., a provider of advanced voice communications systems, enabling mobility and business continuity solutions, since March 2004. He has over 20 years of global experience in the high technology industry encompassing computing, software, networking, and telecommunications. From March 2001 to April 2002, Mr. McFarlane was President and Chief Executive Officer of Nexsi Systems, a provider of high-performance Internet security and traffic management systems. Nexsi Systems, a private corporation, filed for protection under Chapter 7 of the U.S. Bankruptcy Laws on May 17, 2002. From May 1997 to March 2001, he held senior executive positions at Sun Microsystems, including President of the Service Provider Business and President of the Software Division. Prior to May 1997, he spent 17 years at Northern Telecom and Bell Northern Research, and was Vice President, Engineering and Technology, Broadband Networks from 1995 to 1997. Mr. McFarlane is also a Director of Pitney Bowes Inc, and Creo Inc. He holds a B.S. and an M.B.A. from the University of Toronto.

Richard Previte joined the Company as a Director in October 1999. He was a Director of Advanced Micro Devices, or AMD, from 1990 to April 2000, and Vice Chairman from 1999 to April 2000. Additionally, Mr. Previte served as Chairman of the Board of Vantis Corporation, a subsidiary of AMD, from 1997 to June 1999, and acted as Chief Executive Officer from February 1999 to June 1999. Mr. Previte served as President of AMD from 1990 to 1999, Executive Vice President and Chief Operating Officer from 1989 to 1990, and Chief Financial Officer and Treasurer from 1969 to 1989. Most recently he was Chief Executive Officer and Chairman of the Board of MarketFusion, Inc., from January 2000 to April 2002. He holds a B.S. and an M.S. from San Jose State University.

ITEM 2.    PROPERTIES

Exar’s executive offices, marketing and sales, research and development, manufacturing, test and engineering operations are located in Fremont, California in two buildings that the Company owns, which consist of approximately 151,000 square feet. Additionally, the Company owns approximately 5.3 acres of undeveloped property adjacent to its headquarters, which is presently being held for future office expansion. The Company leases additional space for sales offices in or near Atlanta; Boston; Chicago; Dallas; Kawasaki, Japan; Shanghai, China and Valauris, France.

ITEM 3.    LEGAL PROCEEDINGS

On September 13, 2002, Exar filed a complaint in the Superior Court for the State of California, County of Alameda against Vicor Corporation. Exar asserted claims for breach of contract and breach of the covenant of good faith and fair dealing arising from Vicor’s failure to take delivery of and pay for semi-custom wafers ordered by Vicor. Exar initially sought damages in excess of $2.0 million. On October 30, 2002, Vicor filed a cross-complaint stating a claim for promissory estoppel. Vicor subsequently withdrew its original cross-complaint for promissory estoppel and filed a first amended cross-complaint. In the first amended cross-complaint, Vicor asserted claims for breach of oral contract, breach of express warranty, breach of implied warranties, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation. The

Court sustained Exar’s demurrer to all causes of action in the first amended cross-complaint with leave to amend. Vicor filed a second amended cross-complaint on March 8, 2003 asserting causes of action for breach of oral contract, breach of express warranty, breach of the implied covenant of good faith and fair dealing, fraud and negligent misrepresentation. Vicor alleged that its damages were in excess of $2.0 million. Exar demurred to the second amended cross-complaint seeking dismissal of all claims. The Court overruled Exar’s demurrer as to all causes of action. Following discovery in the action, Exar sought, and was granted leave to amend its complaint against Vicor to assert a third cause of action for fraud. Exar filed its first amended complaint against Vicor Corporation on December 8, 2003. On October 10, 2003 and February 27, 2004, Exar filed separate motions seeking summary adjudication of each of the causes of action asserted by Vicor in its second amended cross-complaint. On March 26, 2004, the Court granted Exar’s motion for summary adjudication as to the negligent misrepresentation cause of action. Exar’s motion as to the remaining causes of action was denied on March 26, 2004. On April 7, 2004, the Court granted Vicor leave to file a third amended cross-complaint and to assert both contract and tort claims against Rohm Co., Ltd., Rohm Corporation, and Rohm Device, USA, LLC.

On December 19, 2003, Exar filed and action in the Superior Court for the State of California, County of Santa Clara against Rohm Co., Ltd. and Rohm Corporation. In the complaint, Exar asserted causes of action against Rohm Co., Ltd. and Rohm Corporation for breach of written contract, breach of the implied covenant of good faith and fair dealing, and implied indemnity arising from Rohm’s decision to close its Kifer/Pastoria foundries from which Rohm had previously supplied Exar with semiconductor wafers. Rohm Co., Ltd. demurred to the causes of action for breach of the implied covenant of good faith and fair dealing and implied indemnity, which the Court granted with leave to amend. On April 14, 2004, Exar filed its first amended complaint and reasserted causes of action for breach of written contract and breach of the implied covenant of good faith and fair dealing. In connection with a Case Management Conference, Rohm Co., Ltd. has stated that one of its affiliated companies, Rohm Device USA, LLC intends to intervene in the action and assert a cause of action against Exar for breach of contract. Rohm Device has alleged that Exar is liable for certain damages.

The Company is not currently a party to any other material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The common stock of Exar is traded on The NASDAQ Stock Market, Inc. under the symbol “EXAR.” The following table sets forth the range of high and low sales prices of the Company’s common stock for the periods indicated, as reported by NASDAQ. The listed quotations represent inter-dealer prices without retail markups, markdowns or commissions.

The Company has never paid cash dividends on its common stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 206 stockholders on record as of May 31, 2004. The Company believes it has in excess of 5,700 beneficial stockholders. The last sales price for Exar’s common stock, as reported by Nasdaq on June 8, 2004 was $14.69 per share.

	Common Stock Prices
	High	Low
FISCAL 2004
Quarter Ended March 31, 2004	$22.26	$16.91
Quarter Ended December 31, 2003	$19.53	$13.55
Quarter Ended September 30, 2003	$17.72	$14.04
Quarter Ended June 30, 2003	$16.47	$12.85

FISCAL 2003
Quarter Ended March 31, 2003	$14.56	$12.00
Quarter Ended December 31, 2002	$15.03	$10.59
Quarter Ended September 30, 2002	$19.58	$11.55
Quarter Ended June 30, 2002	$24.50	$17.98

Information relating to securities authorized for issuance under equity compensation plans under this item is hereby incorporated by reference from the Company’s 2004 Definitive Proxy Statement to be filed not later than 120 days following the close of the 2004 fiscal year.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Years Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Consolidated Statements of Operation data:
Net sales	$67,196	$67,008	$54,988	$112,924	$78,554
Gross profit	43,959	36,811	30,964	66,956	44,402
Income (loss) from operations	2,747	(4,221)	(8,882)	18,146	3,946
Net income (loss)	4,636	(32,300)	4,028	28,434	15,115

Net income (loss) per share:
Basic	$0.11	$(0.81)	$0.10	$0.75	$0.52
Diluted	$0.11	$(0.81)	$0.10	$0.66	$0.47

Shares used in computation of net income (loss) per share:
Basic	40,656	39,674	38,921	38,104	28,953
Diluted	42,510	39,674	41,996	42,856	32,394

	As of March 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheets data:
Cash, cash equivalents, short-term and long-term marketable securities	$436,996	$422,110	$404,201	$432,384	$380,158
Working capital	437,881	368,489	351,867	412,772	393,570
Total assets	495,885	479,225	503,035	499,348	438,433
Long-term obligations	265	312	385	476	574
Retained earnings	77,035	72,399	104,699	100,673	72,239
Stockholders’ equity	$480,271	$466,766	$491,505	$483,997	$425,041

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Annual Report on Form 10-K (the “Annual Report”) under the caption “Part I, Item 1. Business,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the Company’s net sales, (2) the Company’s gross profits, (3) the Company’s ability to control and/or reduce operating expenses, (4) the Company’s research and development efforts, (5) customer acceptance of the Company’s new products, (6) the Company’s ability to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities, (7) the sufficiency of the Company’s capital resources, (8) the Company’s capital expenditures, (9) competitive pressures, (10) the utilization of the Company’s deferred tax assets and (11) the general market and economic outlook. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

Overview

Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also offers a family of clock distribution devices. The Company also designs, develops and markets IC products that address the needs of the serial communications market. In addition, the Company markets IC products that address select applications for the video and imaging markets. Exar uses its design methodologies to develop products ranging from ASSPs, designed for industry-wide applications, to custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar believes its products offer its customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system noise/jitter to improve data integrity;

•	seamless integration;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus on core competencies and outsource standards-based solutions.

The Company’s OEM customers include, among others, Alcatel, Cisco Systems Inc., Delphi Corporation, Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., Lucent Technologies, Inc., Mitsubishi Electronic Corporation of Japan, NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. For the fiscal year ended March 31, 2004, no one OEM customer represented 10% or more of net sales.

Over the past several years, the Company has actively refocused its business on products for the communications market. In the 1970’s, the Company designed, manufactured and marketed custom and general-purpose analog circuits supporting many different applications. In the 1980’s, the Company transitioned its products to analog and mixed-signal application specific standard products, or ASSPs, focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid-1990’s, the Company continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, the Company leveraged its analog expertise by beginning to focus its product strategy and development efforts predominantly on the communications markets. For the fiscal year ended March 31, 2004, the Company’s communications product sales represented 81.1% of its net sales.

The Company markets its products in North and South America through independent sales representatives and independent, non-exclusive distributors, as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and the Asia/Pacific region by its wholly-owned foreign subsidiaries, independent sales representatives and independent, non-exclusive distributors. The Company’s international sales represented 53.5%, 58.6% and 47.4% of net sales for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international sales and related operations expenses expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

During fiscal year 2004, the Company experienced a significant shift in its mix of product sales resulting in increased sales in network and transmission products and serial communication products, its core markets. For the fiscal year ended March 31, 2004, sales of its communications products, which encompass network and transmission products and serial communication products, represented 81.1% of its net sales, as compared to 59.1% and 69.3% of its net sales for the fiscal years ended March 31, 2003 and 2002, respectively. This change in the mix of product sales resulted in improved gross margins in fiscal year 2004 which increased to 65.4% as compared to 54.9% and 56.3% for fiscal years 2003 and 2002, respectively. The Company believes that increased sales of its communications products are primarily due to the economic recovery experienced by the telecommunications market driven by increased spending levels by the larger telecommunications service providers in support of infrastructure expansion.

Recent events

During the year, the Company expanded its communications portfolio by offering a family of clock distribution devices, which leverage technology common with its existing network and transmission products. The clock distribution devices, targeted at high-performance system boards, offer flexibility to board designers by providing them with precision, low jitter, programmable skew, zero delay and fan out buffers. In addition, these clock distribution devices enable board designers to seamlessly migrate the board development from 3.3V to 2.5V without a major redesign effort. The result is lower system cost and improved time-to-market. The clock distribution devices are targeted at wireless base stations, network switches and routers.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States of America, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission (the “SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its most critical accounting policies and estimates to be as follows: (1) net sales; (2) inventories and (3) income taxes, which are addressed below. The Company also has other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding the Company’s results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data,” and “Notes to Consolidate Financial States Note 2—Accounting Policies.” Although the Company believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

Net Sales

Net sales are comprised of product deliveries principally to OEMs or their contract manufacturers and non-exclusive distributors. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is reasonably assured. The Company has agreements with its non-exclusive domestic distributors that provide for estimated returns and allowances to these distributors. The Company records an estimated allowance, at the time of delivery to such distributors, based on authorized and historical patterns of returns and other concessions. The following is a description of the provisions of these agreements allowing the distributors certain volume-based discounts and rights of return:

(a)	Volume Discounts. The Company provides for discounts based on the volume of product ordered by a distributor for a specific product with a specified volume range for a given customer over a period not to exceed one year. Exar records a provision for future volume discounts when the related revenue is recognized. The provision is based on historical information and other known factors. If the Company’s provision does not accurately reflect future volume discounts, the Company’s net sales could be materially and adversely affected.

(b)	Stock Rotation. The Company allows a non-exclusive distributor to exchange products, generally in an amount of up to 10% of the amount purchased in the preceding quarter, provided that a purchase order from the distributor for an equal dollar amount of other products is in place at the same time of the exchange authorization. The Company uses historical information along with current market conditions and experiences to support the estimated allowance recorded against sales for potential future stock rotations. This estimated allowance is recorded at the same time that revenue is recognized. If the recorded estimated allowance does not accurately reflect future stock rotations, the Company’s net sales could be materially and adversely affected. Salable rotated stock is returned to the Company’s inventory. Returned product that is deemed unsalable is scrapped and expensed.

As of March 31, 2004, the Company had $0.9 million of estimated allowances for future volume discounts and stock rotation related to sales that were recorded during the fiscal year ended March 31, 2004. The Company has estimated volume discounts and stock rotation required by its distributors. However, the Company’s actual experience could differ from its original estimated allowances, therefore requiring adjustments to revenues in the relevant period.

Inventories

The Company’s policy is to establish a provision for excess inventory that is greater than approximately six months of forecasted demand, unless there are other factors indicating that the inventory will be sold at a profit after six months. Such factors include, among others, known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at the Company’s primary distributors, past and current market conditions, anticipated demand for the Company’s products and current business conditions when determining if a provision for excess inventory is required. The Company’s net inventories at March 31, 2004 were $4.2 million, compared with $2.9 million at March 31, 2003. Inventory levels increased by $1.3 million at March 31, 2004 as compared to March 31, 2003 primarily due to additional wafers purchased in anticipation of the Chartered wafer fabrication facility transition to their eight-inch wafer fabrication technology to ensure continuity of supplies during the transition. Should the assumptions used by management in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company’s gross margins. See Management’s Discussion and Analysis of Operating Results—Risk Factor titled “The Company’s Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond The Company’s Control.”

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from timing differences in the recognition of revenue and expense for tax and financial statement purposes. Such deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, operating losses and tax credit carryforwards. Changes in tax rates affect the deferred income tax assets and liabilities and are recognized in the period in which the tax rates are enacted.

The Company must determine the probability that it will be able to utilize its deferred tax assets. If the Company determines that recovery is unlikely, then a valuation allowance against its deferred tax asset must be recorded by increasing its income tax expense. As of March 31, 2004, the Company believes that its deferred tax assets recorded on its balance sheet will be utilized. However, should there be a change in its ability to utilize or recover its deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

Non-Marketable Equity Securities

Non-marketable equity securities are accounted at historical cost and are subject to a periodic impairment review; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators the Company uses to identify those events and circumstances include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; and the investee’s liquidity, debt ratios and the rate at which the investee is using cash. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair market value is considered to be nominal. Impairment of non-marketable equity securities is recorded in impairment of other long-term investments in the Consolidated Statements of Operations.

Outlook for Fiscal Year 2005

The Company believes that service provider infrastructure spending, enterprise network capital spending, communications component inventories and general economic performance in North America and Asia have stabilized and are beginning to improve. While the Company is not able to determine the impact, if any, that these factors may have on its operating results, the Company believes that these trends are likely to be favorable for its future operating results.

Several of the largest communications carriers have reported improved results for the first quarter of calendar 2004 along with plans to increase capital spending in calendar year 2004. The Company continues to experience shortened lead times between an order placement and requested shipment, resulting in limited visibility with respect to future revenue. However, despite the limited visibility, the Company is planning for revenue growth in fiscal 2005. The Company anticipates that revenue growth will be driven by increased sales from its communications products. However, these net sales expectations are subject to change as customer demand and related customer component inventory levels change.

Results of Operations

Fiscal Year Ended March 31, 2004 Compared to Fiscal Years Ended March 31, 2003 and 2002

The following table sets forth certain consolidated statements of operations as a percentage of net sales for the periods indicated:

	Fiscal Years Ended March 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	34.6	45.1	43.7

Gross margin	65.4	54.9	56.3
Operating expense:
Research and development	32.5	33.2	39.8
Selling, general and administrative	28.8	28.0	32.6

Income (loss) from operations	4.1	(6.3)	(16.1)
Total other income (loss), net	1.7	(39.9)	26.6

Income (loss) before income taxes	5.8	(46.2)	10.5
Provision (benefit) for income taxes	(1.1)	2.0	3.1

Net income (loss)	6.9%	(48.2)%	7.4%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended March 31,
	2004	2003	2002
Communications	81.1%	59.1%	69.3%
Video, Imaging and Other	18.9	40.9	30.7

	100.0%	100.0%	100.0%

Net Sales

Net sales for the fiscal year ended March 31, 2004 was $67.2 million as compared to $67.0 million and $55.0 million for the fiscal years ended March 31, 2003 and 2002, respectively. Although the Company’s net sales for fiscal 2004 remained unchanged as compared with those reported in fiscal year 2003, the Company achieved a significant increase in sales to its core markets within the communications sector. For the fiscal year ended March 31, 2004, communications product sales represented 81.1% of net sales, while video, imaging and other were 18.9% of net sales. For the fiscal year ended March 31, 2003, communications product sales accounted for 59.1% of net sales while the Company’s video, imaging and other products sales were 40.9% of net sales. Communication product sales increased in fiscal year 2004 by $14.9 million, or 37.7%, from $39.6 million in fiscal year 2003 due to increased sales of serial communications products and T1/E1 and T3/E3 products resulting from a modest market recovery in the telecommunications sector. The sharp decline in video, imaging and other products sales, as anticipated and previously announced, reflected a decision by the Company’s primary customer in imaging sales, Hewlett-Packard, to transition some of its production to a competing supplier. Sales to Hewlett-Packard decreased to 9.5% of net sales for fiscal year 2004 from 26.4% of net sales for fiscal year 2003. The increase in net sales during fiscal year 2003 resulted from a 62.6% increase in video, imaging and other product sales, primarily as a result of sales to Hewlett-Packard. For the fiscal years ended March 31, 2003 and 2002, sales to Hewlett-Packard represented 26.4% and 13.8%, respectively, of net sales. Sales to Hewlett-Packard consisted of the Company’s imaging products to support Hewlett-Packard’s multifunction products. The Company expects that long-term video, imaging and other revenue will decline further due to anticipated decreases in imaging product sales resulting from Hewlett-Packard’s product transitions and competing sources. Other revenue includes custom analog programs that have neared the end of their product life cycle. Although the Company anticipates an increase in communications product sales in the current fiscal year, this increase may not be sufficient to offset the estimated decline in video and imaging product sales.

For the fiscal year ended March 31, 2004, 66.3% of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers, and to a lesser extent, to other distributors. For the fiscal year ended March 31, 2003, 76.2% of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers, and to a lesser extent, to other distributors. For the fiscal year ended March 31, 2004, 33.7% of net sales were derived from product sales to the Company’s primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”). For the fiscal year ended March 31, 2003, 23.8% of net sales were derived from product sales to the Company’s primary distributors, Future and Nu Horizons. The decrease in OEM sales was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard.

In the fiscal year ended March 31, 2004, domestic sales increased to $31.2 million, representing 46.5% of net sales, as compared to $27.8 million, or 41.4% of net sales, for the fiscal year ended March 31, 2003. International sales decreased to $36.0 million, or 53.5% of net sales, for fiscal year 2004 as compared to $39.3 million, or 58.6% of net sales, for fiscal year 2003. Domestic sales increased in fiscal year 2004 due to increased communication product sales resulting from improved general economic conditions. The decrease in international sales was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard. In the fiscal year ended March 31, 2003, sales to domestic customers remained relatively stable as compared with fiscal year 2002. International sales increased by 50.5% to $39.3 million for the fiscal year ended March 31, 2003, as compared to $26.1 million for the prior fiscal year, primarily the result of increased imaging product sales to Hewlett-Packard.

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

Included in the cost of sales for the fourth quarter of fiscal year ended March 31, 2004 is a $0.2 million benefit from the sale of inventory that was previously written down in fiscal year 2003. Cost of sales for fiscal year 2003 includes a $2.3 million charge taken by the Company during the three months ended September 30, 2002 to write-down inventory the Company determined to be excess.

Gross profit as a percentage of net sales for the fiscal year ended March 31, 2004 was 65.4% as compared to 54.9% for the fiscal year ended March 31, 2003. The increase in gross profit as a percentage of net sales was due in part to a product mix shift resulting from increased sales of communications products, which typically have greater margins than video and imaging products. The fiscal year 2004 margin increase was also due to the $2.3 million inventory-related charges recorded in fiscal year 2003, as noted above. Gross profit as a percentage of net sales was 56.3% for the fiscal year ended March 31, 2002. The decrease in gross profit as a percentage of net sales from 2002 to 2003 was primarily due to the inventory write-down of $2.3 million and an increase in sales of lower-margin video and imaging products, partially offset by the Company’s ability to achieve manufacturing efficiencies resulting from increased production volumes. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, competitive pricing, changes in product mix and other factors.

Operating expenses for the three years ended March 31, were as follows:

	Fiscal Years Ended March 31,
	2004	2003	2002
	(In thousands)
Operating expense:
Research and development	$21,819	$22,297	$21,895
Selling, general and administrative	19,393	18,735	17,951

Total operating expenses	$41,212	$41,032	$39,846

Research and Development

Research and development (“R&D”) costs consist primarily of:

•	the salaries and related expenses of engineering employees engaged in research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, supplies and services; and

•	facilities expenses.

R&D expenses for the fiscal year ended March 31, 2004 were $21.8 million, or 32.5% of net sales, as compared to $22.3 million, or 33.2% of net sales, for the fiscal year ended March 31, 2003 and $21.9 million, or 39.8% of net sales, for the fiscal year ended March 31, 2002. The decline in R&D expenses in fiscal year 2004 as compared to fiscal year 2003 resulted from a reduction in supplies and service expenses and a decline in labor-related expenses. The increase in R&D expenses in fiscal year 2003 as compared to fiscal year 2002 resulted from an increase in depreciation and design tools expenses, combined with an increase in labor-related expenses. The decline in labor-related expenses in fiscal year 2004 and the slight increase in fiscal year 2003 reflected the Company’s continuing cost containment efforts.

As a continuation of the cost containment measures undertaken by the Company in the fiscal year ended March 31, 2003, the Company implemented an approximate 10% workforce reduction in October 2002 to further align the Company’s expenses with anticipated revenue (the “October Workforce Reduction”). The cost benefits resulting from the October Workforce Reduction were partially offset by increased spending on product development.

Some aspects of the Company’s R&D efforts require significant short-term expenditures, the timing of which may cause significant fluctuations in the Company’s expenses. The Company expects that R&D expenses as a percentage of net sales will continue to fluctuate in the future because of the timing of expenditures and changes in the level of net sales. The Company believes that technological innovation is critical to its long-term success, and it intends to continue to invest in R&D to enhance its product offerings to meet the current and future technological requirements of its customers and markets. The Company believes that R&D expenses are likely to increase in absolute dollars and may decline as a percentage of net sales.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional and legal fees; and

•	facilities expenses.

SG&A expenses for the fiscal year ended March 31, 2004 were $19.4 million, or 28.8% of net sales, compared to $18.7 million, or 28.0% of net sales, for the fiscal year ended March 31, 2003 and $18.0 million, or 32.6% of net sales, for the fiscal year ended March 31, 2002. The increase in SG&A spending in both absolute dollars and as a percentage of net sales for the fiscal year ended March 31, 2004 was primarily the result of increased legal and accounting fees, partially offset by a decline in sales commissions. The increase in SG&A spending in absolute dollars for the fiscal year ended March 31, 2003 as compared to the prior year was primarily the result of increased legal and accounting fees, increased sales commissions and increased labor-related expenses. SG&A expenses declined as a percentage of net sales due to the proportionately greater increase in net sales relative to the increase in SG&A expenses.

In connection with the October Workforce Reduction, the Company reduced the number of employees engaged in selling, marketing and administration. The cost benefits associated with the October Workforce Reduction began to be realized in the quarter ended March 31, 2003.

SG&A expenses may vary both in absolute dollars and as a percentage of net sales due to possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and a general expansion of the Company’s operations. The Company continues to assess its cost structure and to consider various programs to improve operational efficiencies. In the short term, many of the SG&A expenses are fixed, which results in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales when net sales decrease.

Other Income (Loss), Net for the three years ended March 31, were as follows:

	Fiscal Years Ended March 31,
	2004	2003	2002
	(In thousands)
Other income (loss), net:
Interest and other income, net	$6,833	$9,024	$14,434
Impairment of other long-term investments	(6,000)	(35,886)	(680)
Net realized gains on marketable securities	306	101	882

Total other income (loss), net	$1,139	$(26,761)	$14,636

Other income (loss), net primarily consists of:

•	impairment charges;

•	interest income;

•	realized gains on marketable securities;

•	gains or losses resulting from investments in non-public companies and venture funds; and

•	gains or losses on the sale of equipment.

For the fiscal year ended March 31, 2004, other income, net increased to $1.1 million as compared to a loss of $26.8 million for the prior fiscal year. For the fiscal year ended March 31, 2003, other income (loss), net decreased to a loss of $26.8 million from income of $14.6 million for the prior fiscal year. The increase during the fiscal year ended March 31, 2004 resulted principally from a decrease in impairment charges recorded on other long-term investments, partially offset by a decrease in interest income, which declined due to a reduction in market interest rates. The decrease during the fiscal year ended March 31, 2003 resulted principally from a $35.3 million loss on long-term investments resulting from impairment charges associated with its investment in IMC Semiconductor, Inc. (“IMC”), formerly Internet Machines Corporation, described below. The decrease in other income (loss), net during the fiscal year ended March 31, 2003 was also due to lower interest-related earnings on cash and marketable securities.

During fiscal 2003, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. Consequently, the Company retained an independent third party to assist in determining the fair market value of its investment in IMC. As a result of that evaluation, the Company recorded an impairment charge of $35.3 million during the quarter ended September 30, 2002. During the quarter ended September 30, 2003, the Company became aware of a further potential decline in the value of its equity investment in IMC and recorded an additional $5.0 million impairment charge, thus writing-off the remainder of its investment carrying value in IMC. In May 2004, the Company entered into a Technology License Agreement with IMC, under which the Company was licensed certain rights to IMC’s PCI Express technology. In consideration of the license grant from IMC, the Company made a one-time payment of $37,000, and IMC redeemed all of its Series C Convertible Preferred Stock held by the Company. In addition, IMC and the Company executed a mutual release of claims and liabilities. The Company also purchased certain physical assets from IMC at a nominal price.

During fiscal year 2004, the Company became aware of significant changes in the business of certain portfolio companies within the TechFarm Ventures (Q) L.P. Fund (the “TechFarm Fund”). Exar believed that these changes impaired the carrying value of its investment in the TechFarm Fund. As a result, Exar recorded an impairment charge against its earnings of $1.0 million in the three months ended September 30, 2003, thereby reducing the carrying value of the TechFarm investment to $1.8 million. The impairment charge was reported as an impairment of other long-term investments in other income (loss), net. Also reported as an impairment of other long-term investments for the fiscal years ended March 31, 2003 and 2002 are charges of $513,000 and $680,000, respectively, recorded against the carrying value of the TechFarm Fund investment, which represents the Company’s equity investment portion of the loss experienced by the TechFarm Fund during fiscal year 2003. If the Company’s assessed value of its investment in the TechFarm Fund were to fall below the carrying value reported on the Company’s Consolidated Balance Sheet, the Company would be required to recognize an impairment charge, resulting in additional expense in the Company’s Consolidated Statements of Operations. The Company may report additional losses in connection with its investment in non-public companies, which would negatively affect the Company’s future other income (loss), net.

As a result of lower interest rates on the Company’s interest-bearing investments, interest income, net decreased to $6.8 million for the fiscal year ended March 31, 2004 from $9.0 million for the fiscal year ended March 31, 2003. The Company expects that its interest income will continue to fluctuate due to fluctuations in interest rates resulting from the changing economic conditions.

Net realized gains on investments were $306,000 for the fiscal year ended March 31, 2004, as compared to $101,000 for the fiscal year ended March 31, 2003. The increase resulted from greater sales of marketable securities in fiscal year 2004 relative to fiscal year 2003. Net realized gains on investments were $882,000 for the fiscal year ended March 31, 2002. The decrease from 2002 to 2003 resulted from greater sales of marketable securities in fiscal year 2002 relative to fiscal year 2003.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate for the year ended March 31, 2004 was a benefit of 19%. The Company’s effective income tax rate for the year ended March 31, 2004, excluding the impact of the asset impairment charge of $6 million and a one-time tax benefit of $2.7 million associated with the extension and preservation of tax attributes related to research and development carryforward credits and certain excess tax accruals, was approximately 17%. The provision for income taxes for the year ended March 31, 2004 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to the Company’s decision not to recognize a tax benefit for the $6 million IMC and TechFarm Fund asset impairment charges. This decision resulted from the Company’s uncertainty regarding whether it would earn sufficient future capital gains to offset this capital loss after the loss is recognized for tax purposes. The other differences relate primarily to tax-exempt interest, the usage of research and development tax credits and the usage of net operating loss carryovers from acquired subsidiaries.

The effective tax rate for the year ended March 31, 2003, excluding the impact of the asset impairment charge of $35.3 million, was 30%. The effective tax rate for fiscal year 2003, excluding the asset impairment charge, was the same as the income tax rate recorded by the Company in fiscal year 2002. The provision for income taxes for the year ended March 31, 2003 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to the Company’s decision not to recognize a tax benefit for the $35.3 million IMC asset impairment charge. This decision resulted from the Company’s uncertainty regarding whether it would earn sufficient future capital gains to offset this capital loss after the loss is recognized for tax purposes. The other differences relate primarily to tax-exempt interest and the use of income tax credits, partially offset by state income taxes.

Quarterly Results

The following table contains selected unaudited quarterly financial data for the eight quarters ended March 31, 2004, both in absolute dollars as well as in terms of percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to present fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter.

	Quarter Ended
	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002
	(In thousands, except per share amounts)
Net sales	$17,862	$17,088	$16,237	$16,009	$15,047	$15,029	$19,001	$17,931
Cost of sales	5,569	5,981	5,848	5,839	5,601	6,312	10,592	7,692

Gross profit	12,293	11,107	10,389	10,170	9,446	8,717	8,409	10,239
Operating expense:
Research and development	5,523	5,338	5,433	5,525	5,555	5,344	5,715	5,683
Selling, general and administrative	5,183	4,874	4,636	4,700	4,291	4,581	4,928	4,935

Income (loss) from operations	1,587	895	320	(55)	(400)	(1,208)	(2,234)	(379)
Other income (loss), net	1,679	1,745	(4,263)	1,978	2,006	2,339	(33,062)	1,956

Income (loss) before income taxes	3,266	2,640	(3,943)	1,923	1,606	1,131	(35,296)	1,577
Provision for income taxes	(2,074)	448	453	423	483	339	23	473

Net income (loss)	$5,340	$2,192	$(4,396)	$1,500	$1,123	$792	$(35,319)	$1,104

Net income (loss) per share:
Basic	$0.13	$0.05	$(0.11)	$0.04	$0.03	$0.02	$(0.89)	$0.03
Diluted	$0.12	$0.05	$(0.11)	$0.04	$0.03	$0.02	$(0.89)	$0.03
Shares used in the computation of net income (loss) per share:
Basic	41,158	40,715	40,481	40,268	39,997	39,788	39,602	39,307
Diluted	43,212	42,604	40,481	41,930	41,378	41,180	39,602	41,921
	Quarter Ended
	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	31.2%	35.0%	36.0%	36.5%	37.2%	42.0%	55.7%	42.9%

Gross margin	68.8%	65.0%	64.0%	63.5%	62.8%	58.0%	44.3%	57.1%
Operating expense:
Research and development	30.9%	31.2%	33.5%	34.5%	36.9%	35.6%	30.1%	31.7%
Selling, general and administrative	29.0%	28.5%	28.6%	29.4%	28.5%	30.5%	25.9%	27.5%

Income (loss) from operations	8.9%	5.3%	1.9%	(0.4)%	(2.6)%	(8.1)%	(11.7)%	(2.1)%
Other income (loss), net	9.4%	10.2%	(26.3)%	12.4%	13.3%	15.6%	(174.0)%	10.9%

Income (loss) before income taxes	18.3%	15.5%	(24.4)%	12.0%	10.7%	7.5%	(185.7)%	8.8%
Provision for income taxes	(11.6)%	2.6%	2.8%	2.6%	3.2%	2.3%	0.1%	2.6%

Net income (loss)	29.9%	12.9%	(27.2)%	9.4%	7.5%	5.2%	(185.8)%	6.2%

Beginning with the three months ended September 30, 2002, through the three months ended March 31, 2004, the Company’s gross margins increased on a quarter-over-quarter basis. These increases in quarterly gross margins resulted from a shift in product mix to higher margin products within the Company’s core communications market, coupled with the decline in lower margin video and imaging product sales. In addition, these increases in quarterly gross margins resulted from the Company’s ability to achieve manufacturing efficiencies from increased production volumes.

The Company’s operating results for fiscal year 2004 improved from those reported in fiscal year 2003 due primarily to a shift in product mix toward sales of communications products which carry a higher gross margin than video, imaging and other products. Operating results for fiscal year 2004 also benefited from continuing cost containment measures implemented by the Company in fiscal year 2002 and sustained through fiscal year 2004 and increased sales resulting from improved conditions in the telecommunications industry.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At March 31, 2004, the Company had no foreign currency contracts outstanding.

The Company’s principal source of liquidity in fiscal years 2004 and 2003 was cash and cash equivalents, short-term marketable securities and long-term marketable securities, which increased by $14.9 million to $437.0 million at March 31, 2004 from $422.1 million at March 31, 2003. Cash and cash equivalents increased from $231.0 million at March 31, 2003 to $299.1 million at March 31, 2004. The increase was due to net cash provided by operating activities of $12.5 million, net cash provided by investing activities of $46.7 million and net cash provided by financing activities of $8.8 million.

The Company generated cash flows from operating activities of $12.5 million in the fiscal year ended March 31, 2004 as compared to $16.4 million in the fiscal year ended March 31, 2003. Cash was provided by net income adjusted for non-cash related items of $10.7 million. The increase for the fiscal year ended March 31, 2004 in working capital uses of cash included increases in accounts receivable of $5.4 million and inventories of $1.3 million. Accounts receivable increased by $5.4 million over the March 31, 2003 level, primarily due to higher sales in the fourth quarter of fiscal year 2004 as compared to the fourth quarter of fiscal year 2003. Inventory levels increased by $1.3 million at March 31, 2004 as compared to March 31, 2003 primarily due to additional wafers purchased to ensure continuity of supplies during the transition to the Chartered eight-inch wafer fabrication facility. Working capital sources of cash included increased accounts payable and accrued expenses. During the fiscal year ended March 31, 2003, the Company generated cash from operating activities of $16.4 million. The positive cash flow from operations in fiscal year 2003 was attributable, in part, to a $4.7 million refund from the Internal Revenue Service resulting from favorable tax law changes under the 2002 Federal Economic Stimulus Bill, which enabled companies to apply any 2001 net operating tax losses to taxable income realized in the previous five years. Also contributing to the positive operating cash flow for the fiscal year ended March 31, 2003 were $44.9 million in additional adjustments to the $32.3 million net loss for depreciation and amortization, loss on other long-term investments, provision for doubtful accounts and inventory write-down and a $2.1 million decrease in inventories. These amounts were slightly offset by increases in accounts receivable and interest receivable and prepaid expenses.

Net cash provided by investing activities totaled $46.7 million in the fiscal year ended March 31, 2004 as compared to net cash used in investing activities of $110.2 million in the fiscal year ended March 31, 2003. During fiscal 2004, the Company’s investing activities included proceeds from the maturity of $172.4 million and $54.3 million of short-term and long-term marketable securities, respectively. For the same period, the Company purchased $173.6 million in short-term securities. Purchases of manufacturing test equipment, computer equipment, software and hardware used for product development amounted to $5.8 million for the fiscal year ended March 31, 2004. Included in purchases of property and equipment was a refund of $926,000 from the California Energy Commission related to the Company’s on-site power generation equipment installed in fiscal 2003.

As of March 31, 2004, the Company had funded $1.5 million of its $5.0 million committed capital in the Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”). The Company is obligated to contribute its remaining committed capital of approximately $3.5 million as required by the Skypoint Fund’s General Partner and in accordance with the partnership agreement between Exar and the Skypoint Fund. To meet its capital commitment to the Skypoint Fund, the Company may need to use its existing cash, cash equivalents and marketable securities.

Net cash provided by financing activities totaled $8.8 million in the fiscal year ended March 31, 2004 as compared to $7.3 million in the fiscal year ended March 31, 2003 primarily representing proceeds from the issuance of common stock. During fiscal years 2004 and 2003, the Company issued 1,195,000 and 961,000 shares of common stock, respectively, upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s employee stock purchase plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. During the fiscal years ended March 31, 2002 and 2003, no purchases of the Company’s common stock were made. During the fiscal year ended March 31, 2004, the Company repurchased 2,110 shares for approximately $39,000. In the future, the Company may make additional purchases under its stock repurchase program, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

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

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2004:

	Fiscal Year
	(in thousands)

	2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligations
Purchase obligations(1)	$4,073	$223	$—	$—	$—	$—	$4,296
Venture investment commitments
(Skypoint Fund)(2)	3,460	—	—	—	—	—	3,460
Property lease obligations	55	72	12	12	12	3	166

Total	$7,588	$295	$12	$12	$12	$3	$7,922

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. As of March 31, 2004, approximately $4.3 million of purchase commitments were outstanding with several suppliers for the purchase of wafers, capital equipment and various service contracts. The Company expects to receive and pay for the wafers and capital equipment within the next six months and pay for its various service contracts over the next twelve months from its existing cash balances.
(2)	The Company is obligated to contribute its remaining committed capital of $3.5 million to the Skypoint Fund per the limited partnership agreement. The timing of the remaining capital contribution is not known as it is at the discretion of the Skypoint Fund’s General Manager. For presentation purposes, the entire amount of the remaining commitment is presented in Fiscal Year 2005.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The Company’s adoption of FIN 46(R) had no effect on the Company’s results of operations or financial position.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have any material effect on the Company’s results of operations or financial position.

On December 17, 2003, the Securities and Exchange Commission (the “SEC”) issued SAB No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 had no effect on the Company’s results of operations or financial position.

RISK FACTORS

The Company is subject to a number of risks. Some of these risks are endemic to the fabless semiconductor industry and are the same or similar to those disclosed in the Company’s previous SEC filings, and some risks may arise in the future. The reader should carefully consider all of these risks and the other information in this Annual Report before investing in the Company. The fact that certain risks are endemic to the high-technology industry or the communications market does not lessen the significance of these risks.

As a result of these risks, the Company’s business, financial condition or results of operations could be materially and adversely affected. This could cause the trading price of the Company’s common stock to decline, and stockholders might lose some or all of their investment.

IF THE COMPANY IS UNABLE TO GENERATE ADDITIONAL REVENUE FROM THE SALE OF ITS COMMUNICATIONS PRODUCTS, OR ITS REVENUE FROM THESE PRODUCTS DECLINES, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE MATERIALLY AND ADVERSELY IMPACTED.

The Company has experienced recent improvement in the revenue derived from its communications products and expects that revenue from the sale of its communications products will grow over the long-term. However, the improvements in communications product revenue may not continue in fiscal 2005 or may not grow fast enough to offset the continued decline in revenue from its non-communications products. The Company is continuing to focus a significant portion of its research and sales resources on the communications market. As a result, the Company’s dependence on this market, as compared to the Company’s dependence on other markets, such as video and imaging, continues to increase. Given the Company’s increasing dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market, by taking market share from competitors, by successful introduction of new products or by maintaining market share in a growing market. If the Company is unable to generate increased revenue from its communications products, or its revenues from these products decline, the Company’s business, financial condition and results of operations may be materially and adversely impacted.

THE UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATION EQUIPMENT MARKET, MAY CONTINUE TO ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Periodic declines or fluctuations in consumer confidence and corporate profits, corporate improprieties, lower capital spending, the impact of the conflicts in the Middle East, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability have been adversely affected by the communications equipment industry’s extended downturn. This downturn has severely affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus adversely affecting the Company’s revenues and profitability. Communications service providers continue to face significant financial and operating challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. These challenges have been exacerbated by disclosures of accounting or corporate irregularities by communications service providers and other large public companies. A delay or reduction in anticipated communications equipment spending levels will adversely affect the Company’s business, financial condition and results operations.

Although the Company has recently seen signs of recovery in the worldwide economy, the Company is not able to predict the timing, strength, velocity, amplitude or duration of any economic recovery. If the economy does not continue to recover, the Company’s business, financial condition and results of operations may be materially and adversely impacted.

IF THE COMPANY FAILS TO DEVELOP AND INTRODUCE NEW PRODUCTS IN ITS CORE MARKETS THAT MEET THE EVOLVING NEEDS OF ITS CUSTOMERS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	emerging competition;

•	frequent new product introductions and enhancements;

•	long design-to-production cycles; and/or

•	increasing functional integration.

The Company’s success depends in part on the successful development of new products for the Company’s core markets. The Company must (i) be able to anticipate customer and market requirements and changes in technology and industry standards; (ii) be able to accurately define and develop new products; (iii) be able to gain access to and use technologies in a cost-effective manner; (iv) continue to expand its technical and design expertise; (v) be able to timely complete and cost-effectively market new products; (vi) be able to differentiate its products from its competitors offerings; and (vii) gain customer acceptance of its products. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs. Moreover, the Company must be able to respond to changing market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner.

Products for communications applications are based on continually evolving industry standards. The Company’s ability to compete will depend in part on its ability to identify and ensure compliance with these industry standards. The emergence of new standards could render the Company’s products incompatible with systems developed by major communications equipment manufacturers. As a result, the Company could be required to invest significant time, effort and expenses redesigning and re-qualifying its products to ensure compliance with industry standards.

The process of developing new products is complex and uncertain, and if the Company fails to accurately predict its customers’ changing needs and emerging technological trends, the Company’s business may be harmed. The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve customer acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may harm the Company’s business, financial condition and results of operations.

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues due to limited visibility being provided by customers and channel partners coupled with an increase in the number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by the Company’s customers;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s ability to maintain adequate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	fluctuations in the manufacturing output, yields and capacity of the Company’s suppliers;

•	problems or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce new products and/or integrate new technologies;

•	risks associated with entering new markets should the Company decide to do so;

•	the announcement or introduction of products by the Company’s competitors;

•	competitive pressures on selling prices or product availability;

•	erosion of average selling prices as a product matures coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	the amount and timing of the Company’s investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	build-up of customer and/or channel inventory;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	changes in accounting or other regulatory rules, such as the possible future requirement to record expenses for employee stock option grants; and/or

•	fluctuations in market values of the Company’s marketable securities.

As a consequence, operating results for a particular future period are difficult to predict, and prior results are not necessarily indicative of results to be expected in the future. Any of the foregoing factors, or any other factors discussed elsewhere herein, may have a material adverse effect on the Company’s business, financial condition and results of operations.

INCREASING COMPETITION IN THE MARKETS IN WHICH THE COMPANY PARTICIPATES WILL MAKE IT MORE DIFFICULT FOR THE COMPANY TO SECURE DESIGN WINS.

The Company competes against an established group of semiconductor companies that focus on the communications semiconductor market. These companies include Agere Systems, Applied Micro Circuits Corporation, Integrated Device Technology, Intel, Mindspeed Technologies, PMC-Sierra, Royal Philips Electronics, Texas Instruments, TranSwitch and Vitesse Semiconductor Corporation. Additionally, the Company is facing competition from other established companies and start-up businesses that seek to enter the markets in which it participates.

The Company has experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features and availability. Additionally, the Company has experienced increased pressure on pricing from some of its competitors. Such circumstances may make some of the Company’s products unattractive due to price or performance measures. These circumstances may result in the Company loosing design opportunities or may decrease its revenue and margins as a result of the increased price competition.

IF THE COMPANY IS UNABLE TO CONVERT A SIGNIFICANT PORTION OF ITS DESIGN WINS INTO ACTUAL REVENUE, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth of the Company. However, many of the Company’s design wins may never generate revenues if their end-customer projects are unsuccessful in the market place. Additionally, some of the Company’s design wins are with privately-held, early-stage companies that may fail to bring their equipment to market. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 12 to 18 months. If the Company fails to convert a significant portion of its design wins into substantial revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

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

The Company does not own or operate a semiconductor fabrication facility (known as “foundry”), for wafer fabrication services. Most of the Company’s products are based on CMOS processes. A single foundry, Chartered Semiconductor Manufacturing (“Chartered”) located in Singapore, manufactures greater than 90% of the Company’s wafer requirements based on CMOS processes. Chartered produces products for other companies and thus the Company may not have access on a timely basis to sufficient capacity or certain process technologies.

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

The Company does not have long-term wafer supply agreements with Chartered or other foundries that would guarantee wafer or product quantities, prices, delivery or lead times. Rather, the foundries manufacture the Company’s products on a purchase order basis. The Company provides these foundries with rolling forecasts of its production requirements. However, the ability of each foundry to provide wafers to the Company is limited by the foundry’s available capacity, which appears to be more constrained in the current environment. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Significant risks associated with the Company’s reliance on third party foundries include:

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

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a manufacturing disruption experienced by one or more of the Company’s foundries or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s foundries;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products;

•	failure of the Company’s suppliers to obtain the raw materials and equipment used in the production of its ICs;

•	qualification and transfer of products to another wafer manufacturing facility;

•	excess inventory associated with the transfer of product from one manufacturing facility to another, including the transfer of the Company’s products by one foundry from a six-inch to an eight-inch manufacturing facility;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

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

Allocation of a foundry’s manufacturing capacity may be influenced by a foundry customer’s size or the existence of a long-term agreement with the foundry. To address foundry capacity constraints, the Company and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or “take or pay” contracts that commit a company to purchase specified quantities of wafers over extended periods. While the Company is not currently a party to any of these arrangements, it may decide to enter into these arrangements in the future. The Company cannot be sure, however, that these arrangements will be available to it on acceptable terms, if at all. Any of these arrangements could require the Company to commit substantial capital and, accordingly, could require it to reduce its cash holdings, incur additional debt or secure equity financing. This could result in the dilution of its earnings or the ownership of its stockholders or otherwise harm its operating results. Furthermore, there can be no assurance that the Company will be able to obtain sufficient foundry capacity in the future pursuant to such arrangements.

THE COMPANY’S DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST ITS PRODUCTS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING THE POTENTIAL FOR AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER MATERIALS COSTS. THESE RISKS MAY LEAD TO DELAYED PRODUCT DELIVERY OR INCREASED COSTS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company depends on independent subcontractors in Asia for the majority of the assembly and testing of its products. The Company’s reliance on these subcontractors involves the following risks:

•	the Company’s reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of the Company’s subcontractors;

•	disruption of services due to the outbreak of communicable diseases;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited manufacturing capacity of the subcontractors;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	the possible unavailability of qualified assembly or test services;

•	potential increases in assembly and test prices.

These risks may lead to delays in the Company’s products or increased cost for the finished products, either of which could adversely affect the Company’s business, financial condition or results of operations.

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

International sales accounted for 53.5% and 58.6% of net sales for the fiscal year ended March 31, 2004 and March 31, 2003, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political, civil and economic instability;

•	disruptions to customer operations due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties; and/or

•	potentially adverse tax consequences.

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

The Company sells many of its products through two non-exclusive distributors and numerous sales representatives. The Company’s non-exclusive distributors and sales representatives may carry the Company’s competitors’ products, which could impact the sales of the Company’s products. Additionally, they could reduce or discontinue sales of the Company’s products or may not devote the resources necessary to sell the Company’s products in the volumes and within the time frames that the Company expects. Moreover, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. The Company believes that its success will continue to depend on these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell the Company’s products, the Company’s business, financial condition and results of operations could be harmed.

THE COMPANY’S COMMUNICATIONS ICs TYPICALLY HAVE LENGTHY SALES CYCLES, CONSEQUENTLY THE COMPANY MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF REVENUE DERIVED FROM THESE PRODUCTS.

Due to the communications IC equipment product cycle, the Company has typically experienced 9 to 12 months or longer to realize volume shipments after its initial contact with a customer. The Company first works with customers to achieve a design win, which may take six months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional three to six months or longer. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

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

The Company’s operating expenses are relatively fixed in the short to medium term, and, therefore, it has limited ability to reduce expenses quickly and sufficiently in response to any revenue shortfall. Consequently, the Company’s operating results will be harmed if it does not meet its revenue projections.

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

THE COMPANY HAS MADE AND MAY IN THE FUTURE MAKE ACQUISITIONS AND SIGNIFICANT STRATEGIC EQUITY INVESTMENTS, WHICH MAY INVOLVE A NUMBER OF RISKS. IF THE COMPANY IS UNABLE TO ADDRESS THESE RISKS SUCCESSFULLY, SUCH ACQUISITIONS AND INVESTMENTS COULD HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the fiscal year ended March 31, 2004, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest Rate Sensitivity.    The Company maintains investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. The Company’s investment portfolio consisted of fixed income securities of $438.6 million as of March 31, 2004 and $421.5 million as of March 31, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from levels as of March 31, 2004, the increase or decline in the fair value of the portfolio would not be material.

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 31, 2004, short-term investments consisted of auction rate securities, government and corporate securities of $137.9 million. At March 31, 2004, the difference between the fair market value and the underlying cost of such investments was $229,000.

The Company’s net income is dependent on, amongst other factors, interest income and realized gains from the sale of marketable investments. If interest rates continue to decrease or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Exar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

May 11, 2004

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	MARCH 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$299,140	$231,007
Short-term marketable securities	137,856	136,844
Accounts receivable (net of allowances of $1,087 in 2004 and $1,142 in 2003)	7,198	4,275
Inventories	4,183	2,893
Interest receivable and prepaid expenses	1,683	2,384
Deferred income taxes, net	3,170	3,233

Total current assets	453,230	380,636

Property, plant and equipment, net	28,919	28,054
Long-term marketable securities	—	54,259
Other long-term investments	3,374	8,759
Deferred income taxes, net	10,313	7,482
Other non-current assets	49	35

Total assets	$495,885	$479,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,605	$2,295
Accrued compensation and related benefits	3,825	3,269
Accrued sales commissions	739	740
Other accrued expenses	2,176	1,336
Income taxes payable	6,004	4,507

Total current liabilities	15,349	12,147
Long-term obligations	265	312

Total liabilities	15,614	12,459

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 and 100,000,000 shares authorized; 41,525,030 and 40,329,609 shares outstanding	407,536	398,606
Accumulated other comprehensive income	350	372
Retained earnings	77,035	72,399
Treasury stock; 247,110 and 245,000 shares of common stock at cost	(4,650)	(4,611)

Total stockholders’ equity	480,271	466,766

Total liabilities and stockholders’ equity	$495,885	$479,225

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	FISCAL YEARS ENDED MARCH 31,
	2004	2003	2002
Net sales	$67,196	$67,008	$54,988
Cost of sales	23,237	30,197	24,024

Gross profit	43,959	36,811	30,964
Operating expense:
Research and development	21,819	22,297	21,895
Selling, general and administrative	19,393	18,735	17,951

Total operating expenses	41,212	41,032	39,846

Income (loss) from operations	2,747	(4,221)	(8,882)
Other income (loss), net:
Interest and other income, net	6,833	9,024	14,434
Impairment of other long-term investments	(6,000)	(35,886)	(680)
Net realized gains on marketable securities	306	101	882

Total other income (loss), net	1,139	(26,761)	14,636

Income (loss) before income taxes	3,886	(30,982)	5,754
Provision (benefit) for income taxes	(750)	1,318	1,726

Net income (loss)	$4,636	$(32,300)	$4,028

Basic and diluted earnings (loss) per share	$0.11	$(0.81)	$0.10

Shares used in the computation of net income (loss) per share:
Weighted average shares (basic)	40,656	39,674	38,921

Weighted average shares (diluted)	42,510	39,674	41,996

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balances, April 1, 2001	38,967,639	$387,393	(245,000)	$(4,611)	$100,671	$542	$483,995
Comprehensive income:
Net income					4,028		4,028	$4,028
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $6						(8)	(8)	(8)
Change in unrealized gains (losses) on marketable securities net of tax benefit of $279						(419)	(419)	(419)

Comprehensive income								$3,601

Exercise of stock options	292,923	2,225					2,225
Stock issued under employee stock participation plan	107,677	1,684					1,684

Balances, March 31, 2002	39,368,239	391,302	(245,000)	(4,611)	104,699	115	491,505
Comprehensive income:
Net loss					(32,300)		(32,300)	$(32,300)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $12						26	26	26
Change in unrealized gains (losses) on marketable securities net of tax expense of $153						231	231	231

Comprehensive loss								$(32,043)

Exercise of stock options	827,025	5,781					5,781
Stock issued under employee stock participation plan	134,345	1,523					1,523

Balances, March 31, 2003	40,329,609	398,606	(245,000)	(4,611)	72,399	372	466,766
Comprehensive income:
Net income					4,636		4,636	$4,636
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $50						66	66	66
Change in unrealized gains (losses) on marketable securities net of tax benefit of $59						(88)	(88)	(88)

Comprehensive income								$4,614

Exercise of stock options	1,075,379	7,343					7,343
Stock issued under employee stock participation plan	120,042	1,490					1,490
Income tax benefit from stock option exercises		97					97
Acquisition of treasury stock			(2,110)	(39)			(39)

Balances, March 31, 2004	41,525,030	$407,536	(247,110)	$(4,650)	$77,035	$350	$480,271

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	FISCAL YEARS ENDED MARCH 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,636	$(32,300)	$4,028
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,904	4,427	3,877
Inventory write-down	—	2,311	—
Provision for doubtful accounts and sales returns	2,444	2,320	3,066
Income tax benefit from stock option exercises	97	—	—
Impairment of other long-term investments	6,000	35,886	680
Deferred income taxes	(2,768)	4,677	(671)
Changes in operating assets and liabilities:
Accounts receivable	(5,367)	(3,184)	4,956
Inventories	(1,290)	2,087	2,426
Interest receivable and repaid expenses	687	(553)	1,506
Accounts payable	310	(495)	(608)
Accrued compensation and related benefits	556	220	(5,485)
Accrued sales commissions and other accrued expenses	793	(11)	(1,023)
Income taxes payable	1,505	1,052	3,293

Net cash provided by operating activities	12,507	16,437	16,045

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,769)	(5,985)	(2,651)
Purchases of short-term marketable securities	(173,558)	(168,100)	(38,277)
Proceeds from maturities of short-term marketable securities	226,658	61,624	19,134
Purchases of long-term marketable securities	—	(107,314)	(60,857)
Proceeds from maturities of long-term marketable securities	—	109,839	35,671
Other long-term investments	(615)	(266)	(45,059)

Net cash provided by (used in) investing activities	46,716	(110,202)	(92,039)

Cash flows from financing activities:
Proceeds from issuance of common stock through various stock plans	8,794	7,304	3,909

Net cash provided by financing activities	8,794	7,304	3,909

Effect of exchange rate changes on cash	116	39	(8)

Net increase (decrease) in cash and cash equivalents	68,133	(86,422)	(72,093)
Cash and cash equivalents at the beginning of the period	231,007	317,429	389,522

Cash and cash equivalents at the end of the period	$299,140	$231,007	$317,429

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$431	$465	$310

See accompanying notes.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

NOTE 1.    DESCRIPTION OF BUSINESS

Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. Exar provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) that facilitate the aggregation and transport of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. During the year, the Company expanded its communications portfolio by offering a family of clock distribution devices, which leverage technology common with its existing network and transmission products. The clock distribution devices are targeted at wireless base stations, network switches and routers. The Company also provides families of serial communications solutions. Within this product offering are the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTs”) which are used for various industrial, telecommunications and computer server applications. In addition, the Company markets IC products that address select applications for the video and imaging markets. The Company’s OEM customers include, among others, Alcatel, Cisco Systems Inc., Delphi Corporation, Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., Lucent Technologies, Inc., Mitsubishi Electronic Corporation of Japan, NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc.. Exar’s Common Stock trades on the Nasdaq Stock Market under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation—The Company has a fiscal year that ends on March 31. The consolidated financial statements include the accounts of Exar and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the fiscal year 2004 presentation.

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

Cash and Cash Equivalents—The Company considers all highly liquid debt securities and investments with an original maturity from the date of purchase of ninety days or less to be classified as cash and cash equivalents.

Inventories—Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using the standard cost, which approximates average actual cost. The Company generally provides inventory allowances on obsolete inventories and inventories in excess of six-month demand for each specific part.

Inventories consisted of the following (in thousands):

	March 31,
	2004	2003
Work-in-process	$2,814	$1,493
Finished goods	1,369	1,400

Inventories	$4,183	$2,893

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

During the fiscal year ended March 31, 2003, the Company recorded a $2.3 million provision to write-down inventory the Company determined to be in excess of a six-month demand forecast for the Company’s communications products. The provision was included in the cost of sales for the fiscal year ended March 31, 2003. During the fourth quarter of the fiscal year ended March 31, 2004, the Company had a gross margin benefit of $0.2 million, resulting from the sale of inventory previously written-down in the fiscal year ended March 31, 2003.

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Property, plant and equipment consist of the following (in thousands):

	March 31,
	2004	2003
Land	$6,584	$6,584
Building	13,743	13,485
Machinery and equipment	46,275	38,370
Construction-in-progress	63	3,732

	66,665	62,171
Accumulated depreciation	(37,746)	(34,117)

Total	$28,919	$28,054

Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, in the following classifications:

Building	30 years
Machinery and equipment	3-7 years

Depreciation and amortization expense for the fiscal years ended March 31, 2004, 2003 and 2002 was $4.9 million, $4.4 million and $3.9 million, respectively.

Long-Lived Assets—Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the recoverability of its property, plant, equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company regularly compares the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, it records an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Substantially all of the Company’s property, plant and equipment and other long-lived assets are located in the United States of America.

Non-Marketable Equity Securities—Non-marketable equity securities are accounted for at historical cost and are subject to a periodic impairment review; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators the Company uses to identify those events and circumstances include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; and the investee’s liquidity, debt ratios and the rate at which the investee is

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

using cash. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair market value is considered to be nominal. Impairment of non-marketable equity securities is recorded in impairment of other long-term investments in the Consolidated Statements of Operations.

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

Revenue Recognition—The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is reasonably assured. The Company’s distributor agreements generally permit the return of up to 10% of a distributor’s purchases of a preceding quarter for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any inventoried product. The Company records an estimated allowance, at the time of shipment to the distributor, based on the Company’s historical patterns of returns and other authorized pricing allowances.

Research and Development Expenses—All research and development expenses that have no alternative future use are expensed as incurred. Research and development expenses consist primarily of: the salaries and related expenses of those employees engaged in research, design and development activities; costs related to design tools, license expenses related to intellectual property, supplies and services; and facilities expenses.

Comprehensive Income—Other Comprehensive income (loss) includes charges or credits to equity as a result of foreign currency translation adjustments, net of taxes, and unrealized gains or losses on marketable securities, net of taxes. Comprehensive income for the years ended March 31, 2004, 2003 and 2002 has been disclosed within the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Foreign Currency—The functional currency of each of the Company’s foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in Other income (loss), net. Foreign currency transaction losses were approximately $48,000, $0 and $3,000 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Financial Instruments, Concentration of Credit Risk and Other Risks—Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, cash, short-term investments and long-term investments. The majority of the Company’s sales are derived from manufacturers in the communications, industrial, electronic imaging and computer industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were immaterial for all three years. The Company’s policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

The Company sells its products to distributors and OEMs throughout the world. For the year ended March 31, 2004, worldwide sales through primary distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for over 33.7% of net sales. Future Electronics (“Future”) was and continues to be the Company’s largest distributor. Future, on a worldwide basis, represented 20.3%, 17.2% and 14.1% of net sales in fiscal years 2004, 2003 and 2002, respectively. The Company’s second largest distributor, Nu Horizons Electronics Corp. (“Nu Horizons”), accounted for 13.4%, 6.5% and 14.1% of net sales in fiscal years 2004, 2003 and 2002, respectively. Hewlett-Packard, which had accounted for 26.4% of the Company’s net sales for the fiscal year ended March 31, 2003, represented 9.5% of net sales for the fiscal year ended March 31, 2004. For the fiscal year ended March 31, 2004, no one OEM customer accounted for 10% or more of the Company’s net sales.

At March 31, 2004, two distributors, Future and Nu Horizons, each of which accounted for more than 10% of total trade accounts receivable, accounted for 23.2% and 10.6% of total trade accounts receivable, respectively, before allowance for sale returns, volume discounts and bad debts. At March 31, 2003, one distributor, Future, accounted for 18.9% of total trade accounts receivable. No other distributor accounted for more than 10% of total trade accounts receivable at March 31, 2004 and 2003, respectively.

The Company’s products are currently fabricated, assembled and tested by third party sub-contractors in Asia. The Company does not have long-term agreements with any of these sub-contractors. A significant disruption in the operations of one or more of these sub-contractors would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Fair Value of Financial Instruments—The Company has estimated the fair value of its financial instruments by using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company’s financial instruments at March 31, 2004 and 2003 was not materially different from the values presented in the Consolidated Balance Sheets.

Stock-Based Compensation—The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123,” (“SFAS 148”) in fiscal 2003. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows:

	Fiscal Years Ended March 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss)—as reported	$4,636	$(32,300)	$4,028
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	27,087	29,344	26,665

Pro forma net loss	$(22,451)	$(61,644)	$(22,637)

As reported:
Basic and diluted earnings (loss) per share	$0.11	$(0.81)	$0.10

Pro forma:
Basic and diluted loss per share	$(0.55)	$(1.55)	$(0.57)

The fiscal years 2004, 2003 and 2002 pro forma amounts are not indicative of future period pro forma amounts.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Offered to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing model.

NOTE 3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Marketable securities include asset-backed securities, corporate bonds and government securities. The Company classifies investments as available-for-sale at the time of purchase and re-evaluates such designation as of each Consolidated Balance Sheet date. The Company amortizes premiums and discounts against interest income over the life of the investment. The Company’s available-for-sale securities are classified as cash equivalents if the original maturity from the date of purchase is ninety days or less, and as short-term investments for those with original maturities, from the date of purchase, in excess of ninety days which the Company intends to sell as necessary to meet its liquidity requirements.

Such investments are stated at amortized cost with corresponding premiums or discounts and amortized against interest income over the life of the investment. All marketable securities are reported at fair value based on the estimated or quoted market prices as of each Consolidated Balance Sheet date, with unrealized gains or losses on short-term and long-term marketable securities recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income. Realized gains or losses are determined on the specific identification method and are reflected in other income (loss), net. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized gains on marketable securities for fiscal years 2004, 2003 and 2002 were $306,000, $101,000 and $882,000, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

The following table summarizes the Company’s investments in marketable securities as of March 31, 2004 and 2003:

	March 31, 2004
	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
Money market funds	$1,182	$—	$—	$1,182
Municipal securities	30,925	11	(1)	30,935
Corporate bonds and commercial paper	38,941	80	(1)	39,020
U.S. government and agency obligations	113,261	179	(40)	113,400
Asset-backed and collateralized obligations	254,030	—	—	254,030

Total at March 31, 2004	$438,339	$270	$(42)	$438,567

As reported:
Cash equivalents				$300,711
Short-term investments				137,856
Long-term investments				—

Total at March 31, 2004				$438,567

	March 31, 2003
	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
Money market funds	$344	$—	$—	$344
Municipal securities	24,800	1		24,801
Corporate bonds and commercial paper	11,822	38	(1)	11,859
U.S. government and agency obligations	184,041	391	(54)	184,378
Asset-backed and collateralized obligations	200,165	1	—	200,166

Total at March 31, 2003	$421,172	$431	$(55)	$421,548

As reported:
Cash equivalents				$230,445
Short-term investments				136,844
Long-term investments				54,259

Total at March 31, 2003				$421,548

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as a available-for-sale at March 31, 2004 and 2003 by expected maturity are shown below:

	March 31, 2004		March 31, 2003
	Original Cost	Market Value	Original Cost	Market Value
	(In thousands)
Less than 1 year	$327,994	$328,012	$283,167	$283,194
Due in 1 to 5 years	110,345	110,555	138,005	138,354

Totals	$438,339	$438,567	$421,172	$421,548

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

The fair value of investments with unrealized loss positions is $31.2 million at March 31, 2004. We evaluated the nature of these investments, which are primarily obligations of the U.S. government agencies, municipal securities and U.S. corporate notes. The Company determined that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

NOTE 4.    OTHER LONG-TERM INVESTMENTS

In July 2001, Exar invested $40.3 million for a 16% equity interest in IMC Semiconductor, Inc. (“IMC”), formerly Internet Machines Corporation, a pre-revenue, privately-held company that was developing a family of highly-integrated communications ICs that provides protocol-independent network processing, switch fabric and traffic management solutions for high-speed optical, metro area network and Internet infrastructure equipment.

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. As a result, the Company retained an independent third party to assist in determining the fair market value of its investment. As a consequence, the Company recorded against its earnings an impairment charge of $35.3 million in that quarter, reducing its equity investment from $40.3 million to $5.0 million. During the three months ended September 30, 2003, the Company determined that the carrying value of its investment in IMC was further impaired and thus recorded a $5.0 million impairment charge to write off the remainder of its investment carrying value in IMC. In May 2004, the Company entered into a Technology License Agreement with IMC, under which the Company was licensed certain rights to IMC’s PCI Express technology. In consideration of the license grant from IMC, the Company made a one-time payment of $37,000, IMC redeemed all of its Series C Convertible Preferred Stock held by the Company. In addition, IMC and the Company executed a mutual release of claims and liabilities. The Company also purchased certain physical assets from IMC at a nominal price.

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

During the three months ended September 30, 2003, the Company became aware of significant changes in the business of certain portfolio companies within the TechFarm Fund. The Company believed that these changes impaired the carrying value of its investment in the TechFarm Fund. Exar recorded an impairment charge against its earnings of $1.0 million, reducing its carrying value to $1.8 million. For the fiscal year ended March 31, 2003, Exar recorded charges against its earnings totaling $0.5 million, representing Exar’s portion of total losses in the TechFarm Fund and expenses for that fiscal year. In the fiscal year ended March 31, 2002, the Company recorded a $0.7 million charge against its earnings for its proportionate share of the TechFarm Fund losses and expenses. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Consolidated Statements of Operations.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $1.5 million as of March 31, 2004 and is contractually obligated to contribute the remaining capital of $3.5 million in accordance with the Skypoint Fund’s General Manager. The investment in the Skypoint Fund is reflected at cost on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

NOTE 5.    INCOME TAXES

The components of the provision for income taxes are as follows:

	Fiscal Years Ended March 31,
	2004	2003	2002
	(in thousands)
Current:
Federal	$1,817	$124	$1,764
State	129	181	550
Foreign	72	70	83

Total current	2,018	375	2,397

Deferred:
Federal	(199)	984	(600)
State	(2,569)	(41)	(71)

Total deferred	(2,768)	943	(671)

Total provision for income taxes	$(750)	$1,318	$1,726

Consolidated pre-tax income includes foreign income of $225,000, $183,000 and $208,000 in 2004, 2003 and 2002, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Significant components of the Company’s net deferred tax assets at March 31, 2004, 2003 and 2002 are as follows:

	March 31,
	2004	2003	2002
	(in thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$3,170	$3,340	$2,823
Net operating losses and tax credit carryforwards	4,562	7,895	13,860
General business credits	8,712	7,391	6,281
Writedown of investment	16,751	14,133	—
Capitalized R&D expenses	4,488	715	—

Total deferred tax assets	37,683	33,474	22,964

Deferred tax liabilities:
Depreciation	(1,213)	(535)	(386)

Total deferred tax liabilities	(1,213)	(535)	(386)

Valuation allowance	(22,987)	(22,224)	(7,186)

Net deferred tax assets	$13,483	$10,715	$15,392

Reconciliations of the income tax provision at the statutory rate to the Company’s provision for income tax are as follows:

	Fiscal Years Ended March 31,
	2004	2003	2002
	(in thousands)
Income tax provision at statutory rate	$1,360	$(10,844)	$2,012
State income taxes, net of federal benefit	347	(1,740)	336
Deferred tax assets not benefited	763	15,039	—
Tax-exempt interest income	(138)	(131)	(235)
Tax credits	(574)	(865)	(908)
Tax accruals no longer required	(2,727)	—	—
Other, net	219	(141)	521

Total	$(750)	$1,318	$1,726

As of March 31, 2004, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $9.0 million and zero, respectively. Certain federal net operating loss carryforwards expired during the year, and if not utilized, additional federal net operating losses will expire in 2004. Federal and state tax credit carryforwards were $5.7 million and $6.7 million, respectively. These credits will begin to expire in 2016 and 2005, respectively. Certain deferred tax assets pertain to net operating loss carryforwards and tax credits resulting from the exercise of employee stock options. The Company has a valuation allowance against a portion of the amount relating to the exercise of employee stock options due to the impact that uncertainties associated with the Company’s future stock price and timing of employee stock option exercises have on the likelihood that the Company will realize future benefits from these amounts. To the extent

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

that the Company can generate taxable income in the future years, the tax benefits related to stock options will be accounted for as a credit to stockholder’s equity rather than a reduction of the income tax provision. A valuation allowance has also been provided for the write down of certain long-term investments and the tax benefits of certain acquired net operating losses for which the utilization is limited to the taxable income of the acquired subsidiary. The valuation allowance relates to the amount of such benefits for which the realization is not assured.

The Company released a one-time tax benefit of $2.7 million associated with the extension and preservation of tax attributes related to research and development carryforward credits and certain excess tax accruals.

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

A summary of the Company’s EPS for each of the fiscal years ended March 31 is as follows:

	For the Years Ended March 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss)	$4,636	$(32,300)	$4,028

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	40,656	39,674	38,921
Dilutive effect of stock options	1,854	—	3,075

Shares used in computation of diluted net income (loss) per share	42,510	39,674	41,996

Basic and diluted earnings (loss) per share	$0.11	$(0.81)	$0.10

Options to purchase 3,247,256 shares of common stock at prices ranging from $19.29 to $59.31 were outstanding as of March 31, 2004. Options to purchase 6,428,174 shares of common stock at prices ranging from $13.09 to $60.75 were outstanding as of March 31, 2003. Options to purchase 5,070,481 shares of common stock at a price ranging from $21.46 to $60.75 were outstanding as of March 31, 2002. These options to purchase shares of common stock that were outstanding as of March 31, 2004, 2003 and 2002 were not included in the computation of diluted net income per share because the options’ exercise prices as of such dates were greater than the average market price of the common shares and, therefore, would be anti-dilutive under the treasury stock method.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

NOTE 7.    EMPLOYEE BENEFIT PLANS

Exar Savings Plans—The Exar Savings Plan, as amended and restated, covers substantially all employees of the Company. The Exar Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. The Company recognized expenses of approximately $0.1 million, $0.4 million and $0.2 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Executive and Key Employee Incentive Compensation Programs—The Company’s incentive compensation programs provide for incentive awards for substantially all employees of the Company based on the achievement of specified operating and performance results. For fiscal year ended March 31, 2004, the Company’s Executive and Key Employee Incentive Compensation Programs consisted of the following two programs, the FY ‘04 Executive Special Stock Based Incentive Program (“Executive Program”) and the FY ‘04 Key Employee Special Stock Based Incentive Program (“Key Employee Program”). In lieu of cash awards for fiscal year 2004 participants in the Executive and Key Employee Programs were granted stock options at fair market value commensurate with their respective level in the Company. For fiscal year ended March 31, 2004, a total of 200,876 options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant under the terms of the Executive Special Stock Based Incentive and the Key Employee Special Stock Based Incentive Programs. In the fiscal year ended March 31, 2003, the Company granted 416,858 stock options, in lieu of cash incentives, to its executive and key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. For the fiscal year ended March 31, 2002, the Company did not incur expense related to the Executive and Key Employee Incentive Compensation Programs. The Company’s incentive compensation programs may be amended or discontinued at the discretion of the Board of Directors.

NOTE 8.    VOLUNTARY STOCK OPTION EXCHANGE PROGRAM

On August 27, 2003, the Company offered eligible employees the opportunity to exchange certain outstanding options for new options. Eligible employees included regular, full-time, U.S. resident employees of the Company or its subsidiaries. Members of the Company’s board of directors, executive officers and employees of the Company subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, were not eligible to participate in the offer. The offer expired on September 25, 2003.

The offer was a voluntary exchange for eligible option holders under the Company’s 1997 Equity Incentive Plan and 2000 Equity Incentive Plan, to exchange all of their options, vested or unvested, with exercise prices equal to or greater than $26.00 per share and all options granted on or after February 27, 2003, regardless of price.

A total of 1,438,205 exchanged options were cancelled on September 26, 2003 and 544,130 new options were granted on March 29, 2004, which was at least six months and one day from the cancellation date, September 26, 2003. The number of new options granted to the participants was dependent on the original exercise price at which the exchanged options were granted. Exchanged options with an exercise price per share equal to or greater than $26.00 and less than or equal to $50.00 were replaced with new options at an exchange ratio of one new option for every two exchanged options. Exchanged options with an exercise price per share greater than $50.00 were replaced with new options at an exchange ratio of one new option for every four exchanged options. Options with an exercise price per share less than $26.00 were not eligible for exchange under the offer, except for options granted on or after February 27, 2003, which were required to be exchanged as a condition to participate in the offer. Such options were replaced with new options at an exchange ratio of one new option for every one exchanged option. The new options were granted at the fair market value of $18.00 on the grant date of March 29, 2004.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Each new option granted to participants in the offer were subject to a new vesting schedule that commenced on the March 29, 2004 new option grant date. If any portion of the exchanged options were vested as of the date such options were cancelled, then the corresponding portion of the new options granted to such participants in exchange for the vested exchanged options will be fully vested nine months from the new option grant date of March 29, 2004. If any portion of the exchanged options were unvested as of the date such options were cancelled, then 50% of the corresponding portion of the new options granted to such participants in exchange for the unvested exchanged options shall vest on the one year anniversary of the new option grant date and the remaining 50% of the corresponding portion of the new options shall vest on the two year anniversary of the new option grant date. For additional information about the offer, please refer to the Schedule TO-C filed with the SEC on August 21, 2003 and the Schedule TO-I filed with the SEC on August 27, 2003.

NOTE 9.    STOCKHOLDERS’ EQUITY

Preferred Share Purchase Rights Plan—In December 1995, the Company’s Board of Directors adopted a Preferred Share Purchase Rights Plan under which the Board declared a dividend of one purchase right for each outstanding share of common stock of Exar held as of January 10, 1996. Each right entitles the registered holder to purchase one one-hundredth of a share of Exar’s Series A Junior Participating Preferred Stock. The rights become exercisable ten days after the announcement that an entity or person has commenced a tender offer to acquire or has acquired 15% or more of the outstanding Exar Common Stock (the “Distribution Date”).

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

Employee Stock Participation Plan—Exar is authorized to issue 4,500,000 shares of common stock under its Employee Stock Participation Plan (“ESPP”). The ESPP permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three-month offering period. Shares purchased by and distributed to participating employees were 120,042 in fiscal year 2004, 134,345 in fiscal year 2003 and 107,677 in fiscal 2002 at weighted average prices of $12.42, $11.34 and $15.64, respectively.

The Company has reserved 2,010,001 shares of common stock for future issuance under its Employee Stock Participation Plan.

Stock Option Plans—Exar has a 2000 Equity Incentive Plan, as amended and restated (the “2000 Plan”) that only permits the granting of non-statutory stock options to executive officers and employees. A maximum of 40% of the total number of shares reserved under the 2000 Plan may be granted to executive officers of the Company. The Board of Directors adopted the 2000 Plan in September 2000, which was subsequently amended. The Company also has a 1997 Equity Incentive Plan (the “1997 Plan”), also subsequently amended and restated in September 1999, which permits the granting of both incentive and non-statutory stock options to executive officers of the Company and its employees. Exar also has a 1996 Non-Employee Director’s Stock Option Plan (the “Non-Employee Director’s Plan”), also amended and restated, which provides each non-employee director of Exar with the opportunity to participate in a stock option plan. Generally, options under the three plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although the plans provide that options may be granted with a term of up to ten years. These

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

plans allow certain employees, including executives officers, directors, senior management and technical personnel of the Company, the opportunity to select to defer a portion of his or her base salary and apply such deferred salary to options to purchase shares of the Company’s common stock with exercise prices set at a discount to market with the aggregate of such discounts equal to the aggregate amount of the base salary so deferred. Options generally vest over four years. In fiscal years 2004, 2003 and 2002, the Company granted 1,390,789, 1,526,890 and 2,182,867 shares of common stock, respectively, on a combined basis under the 2000 Plan, the 1997 Plan and the 1996 Non-employee Director’s Plan.

As March 31, 2004, up to 5,667,193, 4,618,510 and 1,118,968 shares of common stock, respectively, were available for grant by the Company under the 2000 Plan, the 1997 plan and the 1996 Non-Employee Director’s Plan. Options are granted at fair value on the date of grant.

Option activity under the option plans was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, March 31, 2001	8,502,528	21.74
Options granted	2,182,867	24.62
Options exercised	(292,923)	7.47
Options canceled	(159,287)	25.40

Outstanding, March 31, 2002	10,233,185	22.71
Options granted	1,526,890	14.57
Options exercised	(827,025)	6.99
Options canceled	(449,083)	29.67

Outstanding, March 31, 2003	10,483,967	22.47
Options granted	1,390,789	16.33
Options exercised	(1,075,379)	6.82
Options canceled	(2,120,587)	44.70

Outstanding, March 31, 2004	8,678,790	$17.99

The following table summarizes information concerning options outstanding and exercisable for the combined option plans at March 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Average Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.75—$12.32	1,850,537	1.96	$7.18	1,822,879	$7.12
12.41— 13.52	2,382,589	4.15	12.92	1,654,080	12.77
13.62— 22.32	1,786,149	5.09	18.37	596,865	19.72
22.43— 30.56	2,438,515	3.78	27.74	1,788,115	27.81
31.06— 59.31	221,000	3.40	52.40	199,500	52.13

$ 1.75—$59.31	8,678,790	3.75	$17.99	6,061,439	$17.49

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Stock Repurchase Program—In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. During the fiscal year ended March 31, 2004, the Company repurchased 2,110 shares for approximately $39,000. In the future, the Company may utilize this stock repurchase program, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

Fair Value Disclosures

Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $10.17, $9.75 and $16.53 for the three fiscal years ended March 31, 2004, 2003 and 2002, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. The Black-Scholes model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

The Company’s calculations in accordance with SFAS 123 were made using the Black-Scholes option pricing model with the following weighted average assumptions for options granted:

	Fiscal Year Ended March 31,
	2004	2003	2002
Risk-free interest rate	2.9%	2.8%	5.0%
Expected term of options (years)	5.6	5.8	5.5
Expected volatility	71.8%	76.0%	75.0%
Expected dividend yield	0.0%	0.0%	0.0%

Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the options granted under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option pricing model with the following weighted average assumptions by fiscal year:

	Fiscal Year Ended March 31,
	2004	2003	2002
Risk-free interest rate	1.0%	2.8%	5.0%
Expected term of options (years)	0.25	0.25	0.25
Expected volatility	48.0%	76.0%	75.0%
Expected dividend yield	0.0%	0.0%	0.0%

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

NOTE 10.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Inc., one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. The Company reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals, which is expected to continue for an additional 5 to 6 years from the fiscal year ended March 31, 2004. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system would be immaterial. Management estimates that the accrual of $0.4 million as of March 31, 2004 is sufficient to cover the estimated remaining 5 to 6 years of continued remediation activities and post-remediation site closure activities.

The Company has invested $1.5 million in Skypoint Telecom Fund II (US), L.P., a venture capital fund. The investment is carried at cost on the Company’s Consolidated Balance Sheet. At March 31, 2004, the Company is contractually committed to fund an additional $3.5 million to Skypoint Telecom Fund II (US), L.P. The Company reviews its investments at least on a quarterly basis to determine if there has been a temporary or permanent decline in the market value of the investments below the value at which the Company is carrying them on the Consolidated Balance Sheet. In assessing the potential impairment to the investment, the Company considers the fund performance information provided by the fund’s general partner together with other independent market and company-specific information and makes an estimate of the future market potential of the venture capital fund. If the Company’s assessment of the value of its investment is inconsistent with actual results, the Company may be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

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

Additionally, the Company’s sales agreements indemnify its customers for any expenses or liability resulting from alleged or claimed infringements of any United Stated letter patents of third parties. However, the Company is not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are generally perpetual commencing after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any such indemnity claim.

On September 13, 2002, Exar filed a complaint in the Superior Court for the State of California, County of Alameda against Vicor Corporation. Exar asserted claims for breach of contract and breach of the covenant of good faith and fair dealing arising from Vicor’s failure to take delivery of and pay for semi-custom wafers ordered by Vicor. Exar initially sought damages in excess of $2.0 million. On October 30, 2002, Vicor filed a cross-complaint stating a claim for promissory estoppel. Vicor subsequently withdrew its original cross-complaint for promissory estoppel and filed a first amended cross-complaint. In the first amended cross-complaint, Vicor asserted claims for breach of oral contract, breach of express warranty, breach of implied warranties, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation. The

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Court sustained Exar’s demurrer to all causes of action in the first amended cross-complaint with leave to amend. Vicor filed a second amended cross-complaint on March 8, 2003 asserting causes of action for breach of oral contract, breach of express warranty, breach of the implied covenant of good faith and fair dealing, fraud and negligent misrepresentation. Vicor alleged that its damages were in excess of $2.0 million. Exar demurred to the second amended cross-complaint seeking dismissal of all claims. The Court overruled Exar’s demurrer as to all causes of action. Following discovery in the action, Exar sought, and was granted leave to amend its complaint against Vicor to assert a third cause of action for fraud. Exar filed its first amended complaint against Vicor Corporation on December 8, 2003. On October 10, 2003 and February 27, 2004, Exar filed separate motions seeking summary adjudication of each of the causes of action asserted by Vicor in its second amended cross-complaint. On March 26, 2004, the Court granted Exar’s motion for summary adjudication as to the negligent misrepresentation cause of action. Exar’s motion as to the remaining causes of action was denied on March 26, 2004. On April 7, 2004, the Court granted Vicor leave to file a third amended cross-complaint and to assert both contract and tort claims against Rohm Co., Ltd., Rohm Corporation, and Rohm Device, USA, LLC. As a result of the addition of the Rohm entities, the trial date of June 11, 2004 was vacated.

On December 19, 2003, Exar filed and action in the Superior Court for the State of California, County of Santa Clara against Rohm Co., Ltd. and Rohm Corporation. In the complaint, Exar asserted causes of action against Rohm Co., Ltd. and Rohm Corporation for breach of written contract, breach of the implied covenant of good faith and fair dealing, and implied indemnity arising from Rohm’s decision to close its Kifer/Pastoria foundries from which Rohm had previously supplied Exar with semiconductor wafers. Rohm Co., Ltd. demurred to the causes of action for breach of the implied covenant of good faith and fair dealing and implied indemnity, which the Court granted with leave to amend. On April 14, 2004, Exar filed its first amended complaint and reasserted causes of action for breach of written contract and breach of the implied covenant of good faith and fair dealing. In connection with a Case Management Conference, Rohm Co., Ltd. has stated that one of its affiliated companies, Rohm Device USA, LLC intends to intervene in the action and assert a cause of action against Exar for breach of contract. Rohm Device has alleged that Exar is liable for certain damages.

From time to time, the Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of the matters discussed above and other matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2004:

	Fiscal Year
	(in thousands)

	2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligations
Purchase obligations(1)	$4,073	$223	$—	$—	$—	$—	$4,296
Venture investment commitments (Skypoint Fund)(2)	3,460	—	—	—	—	—	3,460
Property lease obligations	55	72	12	12	12	3	166

Total	$7,588	$295	$12	$12	$12	$3	$7,922

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. As of March 31, 2004, approximately $4.3 million of purchase commitments were outstanding with several suppliers for the purchase of wafers, capital equipment and various service contracts. The Company expects to receive and pay for the wafers and capital equipment within the next six months and pay for its various service contracts over the next twelve months from its existing cash balances.
(2)	The Company is obligated to contribute its remaining committed capital of $3.5 million to the Skypoint Fund per the limited partnership agreement. The timing of the remaining capital contribution is not known as it is at the discretion of the Skypoint Fund’s General Manager. For presentation purposes, the entire amount of the remaining commitment is presented in Fiscal Year 2005.

NOTE 11.    INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications applications. The Company markets a variety of video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom and France. The Company’s principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers. Substantially all of the Company’s long-lived assets at March 31, 2004 and 2003 were located in the United States.

All information on sales by geographic area is based upon the location to which the products were shipped.

The following table sets forth revenue by geographic area for fiscal years ended March 31 (in thousands):

	Fiscal Year Ended March 31,
	2004	2003	2002
Net sales:
United States	$31,219	$27,758	$28,909
Other	2,092	565	248

Total North America sales	33,311	28,323	29,157

Export sales to Singapore	6,544	18,888	8,219
Export sales to Asia and Japan	15,577	12,249	8,751
Export sales to Europe and Rest of World	11,764	7,548	8,861

Total export sales	33,885	38,685	25,831

Net sales	$67,196	$67,008	$54,988

NOTE 12.    RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The Company’s adoption of FIN 46(R) had no effect on the Company’s results of operations or financial position.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have any material effect on the Company’s results of operations or financial position.

On December 17, 2003, the Securities and Exchange Commission (the “SEC”) issued SAB No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 had no effect on the Company’s results of operations or financial position.

NOTE 13.    SUBSEQUENT EVENT

In May 2004, the Company entered into a Technology License Agreement with IMC, under which the Company was licensed certain rights to IMC’s PCI Express Technology. In consideration of the license grant from IMC, the Company made a one-time payment of $37,000, and IMC redeemed all of its Series C Convertible Preferred Stock held by the Company. In addition, IMC and the Company executed a mutual release of claims and liabilities. The Company also purchased certain physical assets from IMC at a nominal price.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company submits or files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to the Company’s management, including its CEO and CFO, to allow timely decisions regarding required disclosure. However, there are some limitations on the effectiveness of disclosure controls. The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of the disclosure controls and procedures, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For a listing of Executive Officers and Directors of the Company and certain information about them, see Part I “Management.”

Certain information required by this item concerning the Company’s Directors is incorporated by reference from the Company’s 2004 Definitive Proxy Statement to be filed not later than 120 days following the close of the 2004 fiscal year (“2004 Definitive Proxy Statement”).

Certain information required by this item concerning the Company’s Audit Committee is incorporated by reference from the Company’s 2004 Definitive Proxy Statement.

Certain information required by this item concerning the Company’s Code of Ethics is incorporated by reference from the Company’s 2004 Definitive Proxy Statement.

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

To the Company’s knowledge and based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no other forms were required during the fiscal year ended March 31, 2004, its Officers, Directors, and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Audit Committee Financial Expert

On behalf of the Company’s Board of Directors, the Audit Committee is responsible for providing an independent, objective review of the Company’s auditing, accounting and financial reporting process, public reports and disclosures and system of internal controls regarding financial accounting. The Audit Committee is comprised solely of independent Directors as defined in the Marketplace Rules of the Nasdaq Stock Market, and is governed by a written charter adopted by the Board of Directors. The composition of the Audit Committee, the attributes of its members and the responsibilities of the Committee, as reflected in the Audit Committee Charter, are intended to be in accordance with applicable requirements for corporate audit committees. The Committee Chair, Richard Previte, qualifies as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934, as amended, and meets the independence requirements set forth under Nasdaq 4200A(a)14. A copy of the Audit Committee Charter may be viewed by accessing the Company’s website, www.exar.com. The documents available on this website are not incorporated in the filing of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is hereby incorporated by reference from the Company’s 2004 Definitive Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is hereby incorporated by reference from the Company’s 2004 Definitive Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is hereby incorporated by reference from the Company’s 2004 Definitive Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNT FEES AND SERVICES

The information required under this item is hereby incorporated by reference from the Company’s 2004 Definitive Proxy .

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 2004, 2003 and 2002 are filed as part of this Form 10-K:

Form 10-K Page No.
II	Valuation and Qualifying Accounts and Reserves

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

Exhibit Footnote	Exhibit Number	Description
(d)	3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exar Corporation, as amended June 8, 2000.

(h)	3.2	Bylaws of the Company, as amended, March 21, 2002 and September 30, 2002.

(c)	4.2	Rights Agreement dated December 15, 1995, between Registrant and the First National Bank of Boston, as amended May 1, 2000 and December 5, 2001.

(e)	10.1*	1989 Employee Stock Participation Plan of the Company and related Offering, as amended June 24, 1999.

(a)	10.2*	1991 Stock Option Plan of the Company and related forms of stock option grant and exercise.

(a)	10.3*	1991 Non-Employee Directors’ Stock Option Plan of the Company and related forms of stock option grant and exercise.

(f)	10.4*	Fiscal 2001 Key Employee Incentive Compensation Program.

(f)	10.5*	Fiscal 2001 Executive Incentive Compensation Program.

(e)	10.6*	1996 Non-Employee Directors’ Stock Option Plan, as amended April 13, 2000.

(b)	10.7*	1997 Equity Incentive Plan, as amended September 9, 1999.

(e)	10.8*	Executive Officers’ Change of Control Severance Benefit Plan.

(j)	10.9*	2000 Equity Incentive Plan, dated September 7, 2000, as amended and restated on December 6, 2000, January 26, 2001, June 21, 2001, March 21, 2002, March 20, 2003 and September 4, 2003.

Exhibit Footnote	Exhibit Number	Description
(k)	10.10*

Executive Employment Agreement between Exar Corporation and Donald L. Ciffone, Jr., dated December 6, 2000, as amended and restated on June 21, 2001, March 28, 2003, June 12, 2003 and December 3, 2003.

(f)	10.11*

Form of Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard Previte, Donald L. Ciffone, Jr., Michael J. Class, Roubik Gregorian, Ronald W. Guire, Susan J. Hardman, Thomas R. Melendrez, Stephen W. Michael.

(g)	10.12*	Fiscal 2003 Key Employee Stock Option Based Incentive Program.

(g)	10.13*	Fiscal 2003 Executive Stock Option Based Incentive Program.

(i)	10.14*	Fiscal 2004 Key Employee Special Stock Based Incentive Program.

(i)	10.15*	Fiscal 2004 Executive Special Stock Based Incentive Program.

	10.16*†	Fiscal 2005 Executive Incentive Compensation Program.

	10.17*†	Fiscal 2005 Key Employee Incentive Compensation Program.

	10.18	Form of Indemnity Agreement between the Registrant and John S. McFarlane, member of the Registrant’s Board of Directors.

	21.1	Subsidiaries of the Registrant.

	23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

	23.2	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

	24.1	Power of Attorney. Reference is made to the signature page 80.

	31.1	Chief Executive Officer Certification.

	31.2	Chief Financial Officer Certification.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

(b)	Filed as an exhibit to the Company’s registration statement on Form S-8 (Registration statement No. 333-31120) filed with the Commission on February 25, 2000 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2001, and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on June 23, 2000, and incorporated herein by reference.

(e)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on November 13, 2000, and incorporated herein by reference.

(f)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(g)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2001, and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2002, and incorporated herein by reference.

(j)	Filed as an exhibit to the Company’s Amendment No. 1 to Schedule TO on September 15, 2003, and incorporated herein by reference.

(k)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2003, and incorporated herein by reference.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant for Item 601(B)(10) of Regulation S-K.

†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

(4) Reports on Form 8-K.

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

EXAR CORPORATION

By:	/s/ DONALD L. CIFFONE, JR.
Donald L. Ciffone, Jr.
Chairman of the Board,
Chief Executive Officer and President

Date:  June 14, 2004

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

Signature	Title	Date

/s/ DONALD L. CIFFONE, JR. (Donald L. Ciffone, Jr.)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	June 14, 2004

/s/ RONALD W. GUIRE (Ronald W. Guire)	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)	June 14, 2004

/s/ RAIMON L. CONLISK (Raimon L. Conlisk)	Vice Chairman and Director	June 14, 2004

/s/ FRANK P. CARRUBBA (Frank P. Carrubba)	Director	June 14, 2004

/s/ JOHN MCFARLANE (John McFarlane)	Director	June 14, 2004

/s/ RICHARD PREVITE (Richard Previte)	Director	June 14, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Classification	Balance at Beginning of Year	Additions	Write-offs and Recoveries	Balance at End of Year
Year ended March 31, 2004: Allowance for doubtful accounts and sales returns	$1,142	$2,540	$2,595	$1,087
Year ended March 31, 2003: Allowance for doubtful accounts and sales returns	$1,598	$2,320	$2,776	$1,142
Year ended March 31, 2002: Allowance for doubtful accounts and sales returns	$1,664	$3,066	$3,132	$1,598