Form 10-Q
period 2004-06-30
EXAR CORP
filed 2004-08-09
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, 41,067,322 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 349,610 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2004

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$253,767	$299,140
Short-term marketable securities	184,374	137,856
Accounts receivable (net of allowances of $1,230 and $1,087)	6,192	7,198
Inventories	4,286	4,183
Interest receivable and prepaid expenses	2,374	1,683
Deferred income taxes, net	3,170	3,170

Total current assets	454,163	453,230
Property, plant and equipment, net	28,632	28,919
Long-term investments	3,399	3,374
Deferred income taxes, net	10,313	10,313
Other non-current assets	47	49

Total assets	$496,554	$495,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,270	$2,605
Accrued compensation and related benefits	4,589	3,825
Other accrued expenses	2,740	2,915
Income taxes payable	5,496	6,004

Total current liabilities	16,095	15,349
Long-term obligations	257	265

Total liabilities	16,352	15,614

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding Common stock; $.0001 par value; 100,000,000 shares authorized; 41,680,572 and 41,525,030 shares outstanding	408,820	407,536
Accumulated other comprehensive income (loss)	(639)	350
Retained earnings	78,338	77,035
Treasury stock; 347,110 and 245,000 shares of common stock at cost	(6,317)	(4,650)

Total stockholders’ equity	480,202	480,271

Total liabilities and stockholders’ equity	$496,554	$495,885

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2004	2003
Net sales	$16,287	$16,009
Cost of sales	5,256	5,839

Gross profit	11,031	10,170

Operating expense:
Research and development	5,659	5,525
Selling, general and administrative	5,331	4,700

Total operating expenses	10,990	10,225

Income (loss) from operations	41	(55)
Interest and other income, net	1,588	1,978

Income before income taxes	1,629	1,923
Provision for income taxes	326	423

Net income	$1,303	$1,500

Earnings per share — Basic and Diluted	$0.03	$0.04

Shares used in the computation of earnings per share:
Basic	41,261	40,268

Diluted	42,419	41,930

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,303	$1,500
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,073	1,229
Provision for sales returns and allowances	143	755
Deferred income taxes	—	(57)
Changes in operating assets and liabilities:
Accounts receivable	863	(476)
Inventories	(103)	(913)
Interest receivable and prepaid expenses	(689)	32
Accounts payable	665	(399)
Accrued compensation and related benefits	764	(186)
Accrued sales commissions and other accrued expenses	(181)	1,662
Income taxes payable	148	314

Net cash provided by operating activities	3,986	3,461

Cash flows from investing activities:
Purchases of property, plant and equipment	(786)	(2,696)
Purchases of marketable securities	(66,965)	(101,082)
Proceeds from maturities of marketable securities	18,824	125,663
Purchases of long-term investments	(25)	(25)

Net cash provided by (used in) investing activities	(48,952)	21,860

Cash flows from financing activities:
Proceeds from issuance of common stock through various stock plans	1,284	2,183

Reacquisition of common stock	(1,667)	—

Net cash provided by (used in) financing activities	(383)	2,183

Effect of exchange rate changes on cash	(24)	15

Net increase (decrease) in cash and cash equivalents	(45,373)	27,519
Cash and cash equivalents at the beginning of the period	299,140	231,007

Cash and cash equivalents at the end of the period	$253,767	$258,526

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$183	$176

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. Exar provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) that facilitate the aggregation and transport of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. The Company offers a family of clock distribution devices, which leverage technology common with its existing network and transmission products. The clock distribution devices are targeted at wireless base stations, network switches and routers. The Company also provides families of serial communications solutions. Within this product offering are the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTs”) which are used for various industrial, telecommunications and computer server applications. In addition, the Company markets IC products that address select applications for the video and imaging markets. The Company’s OEM customers include, among others, Alcatel, Cisco Systems Inc., Delphi Corporation, Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., Lucent Technologies, Inc., Mitsubishi Electronic Corporation of Japan, NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. Exar’s Common Stock trades on the Nasdaq Stock Market under the symbol “EXAR” and is included in the S&P 600 SmallCap Index.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2004 balance sheet was derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2004 included in its Annual Report on Form 10-K, as filed on June 14, 2004 with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for any future periods.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

NOTE 2. PRO-FORMA NET INCOME AND NET INCOME PER SHARE

The Company accounts for stock-based employee compensation using the intrinsic value method under the Financial Standards Board (“FASB”) Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations, and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123 and 148, (“SFAS 123” and “SFAS 148”, respectively). SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Three Months Ended June 30,
	2004	2003
Risk-free interest rate	3.8%	2.6%
Expected term of options (years)	4.5	5.7
Expected volatility	71%	76%
Expected dividend yield	0	0

Under SFAS 123, pro-forma compensation cost is calculated for the fair market value of the options granted under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Three Months Ended June 30,
	2004	2003
Risk-free interest rate	1.3%	1.2%
Expected term of options (years)	0.25	0.25
Expected volatility	29%	76%
Expected dividend yield	0	0

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting periods.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The pro-forma information for the three months ended June 30, 2004 and 2003 are not indicative of future period pro - forma amounts:

	Three Months Ended June 30,
	2004	2003
Net income - as reported	$1,303	$1,500
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	—	—
Deduct: Total stock based employee compensation determined under fair value based method for all awards, net of related tax effect	4,180	7,368
Net loss - Pro forma	$(2,877)	$(5,868)

Reported:
Earnings per share - Basic and Diluted	$0.03	$0.04
Pro forma:
Earnings per share - Basic and Diluted	$(0.07)	$(0.15)

NOTE 3. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2004	March 31, 2004
Work-in-process	$3,000	$2,814
Finished goods	1,286	1,369

Inventories	$4,286	$4,183

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2004	March 31, 2004
Land	$6,584	$6,584
Building	13,743	13,743
Machinery and equipment	46,885	46,275
Construction-in-progress	—	63

	67,212	66,665
Accumulated depreciation and amortization	(38,580)	(37,746)

Property, Plant and Equipment, net	$28,632	$28,919

NOTE 5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of the Company’s EPS for the three months ended June 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003
Net income	$1,303	$1,500

Shares used in computation:
Weighted average common shares outstanding used in computation of basic earnings per share	41,261	40,268
Dilutive effect of stock options	1,158	1,662

Shares used in computation of diluted earnings per share	42,419	41,930

Earnings per share - Basic and Diluted	$0.03	$0.04

For the three months ended June 30, 2004 and 2003, options to purchase 4,527,476 and 5,485,846 shares of common stock at exercise prices ranging from $14.98 to $59.31 and $16.00 to $60.75, respectively, were outstanding but not included in the computation of diluted net income per share because the options’ exercise

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Net income	$1,303	$1,500

Other comprehensive income:
Cumulative translation adjustments	(14)	6
Change in unrealized gain (loss), net on marketable securities	(975)	12

Total other comprehensive income	$314	$1,518

NOTE 7. LONG-TERM INVESTMENTS

Long-term investments are as follows (in thousands):

	June 30, 2004	March 31, 2004
Long - term investments	$3,399	$3,374

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

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. Consequently, the Company retained an independent third party to assist in determining the fair market value of its investment in IMC. As a result of that evaluation, the Company recorded against its earnings an impairment charge of $35.3 million in that quarter, reducing its equity investment from $40.3 million to $5.0 million. During the three months ended September 30, 2003, the Company determined that the carrying value of its investment in IMC was further impaired and thus recorded a $5.0 million impairment charge to write off the remainder of its investment carrying value in IMC. In May 2004, the Company entered into a Technology License Agreement with IMC, under which the Company was licensed certain rights to IMC’s PCI Express technology. In consideration of the license grant from IMC, the Company made a one-time payment of $37,000, and IMC redeemed all of its Series C Convertible Preferred Stock held by the Company. In addition, IMC and the Company executed a mutual release of claims and liabilities. The Company also purchased certain physical assets from IMC.

Exar became a limited partner in TechFarm Ventures (Q), L.P. (the “TechFarm Fund”) in May 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of the TechFarm Fund, a Delaware limited partnership, and focuses its investment activities on seed and early stage

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

In September 2003, the Company became aware of significant changes in the business of certain portfolio companies within the TechFarm Fund. The Company believed that these changes impaired the carrying value of its investment in the TechFarm Fund. As a result, Exar recorded an impairment charge against its earnings of $1.0 million, thereby reducing its carrying value in the TechFarm Fund to $1.8 million. For the fiscal years ended March 31, 2003 and March 31, 2002. Exar recorded charges against its earnings totaling $0.5 million and $.07 million, respectively, representing Exar’s portion of total losses in the TechFarm Fund and expenses for such fiscal years. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Consolidated Statements of Operations.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $1.6 million as of June 30, 2004 and is contractually obligated to contribute the remaining capital of $3.4 million as requested by the Skypoint Fund’s General Partner. The investment in the Skypoint Fund is reflected at cost on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Generally, the Company warrants all of its products against defects in materials and workmanship for a period of ninety days from the delivery date. The Company’s sole liability is limited to replacing, repairing or issuing credit, at its option, for the product for which the Company has received payment. Historically, warranty expense has been immaterial.

Additionally, the Company’s sales arrangements indemnify its customers for any expenses or liability resulting from alleged or claimed infringements of any United States letter patents of third parties. However, the Company is not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification arrangements are generally perpetual. The maximum amount of potential future indemnification is difficult to ascertain. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any such customer indemnity claim.

From time to time, the Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In 1986, Micro Power Systems Inc., one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. Micro Power Systems Inc, reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals, which is expected to continue for an additional 5 to 6 years from the fiscal year ended March 31, 2004. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system would be immaterial. Management estimates that the accrual of $0.3 million as of June 30, 2004 is sufficient to cover the estimated remaining 5 to 6 years of continued remediation activities and post-remediation site closure activities.

NOTE 9. INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications, industrial and video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom, France and China. The Company’s principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers. Substantially all of the Company’s long-lived assets at June 30, 2004 and 2003 were located in the United States.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,
	2004	2003
Net sales:
United States	$7,447	$6,546
Asia	3,466	2,860
Europe	3,075	2,554
Singapore	828	2,358
Japan	1,250	1,616
Rest of World	221	75

Total net sales	$16,287	$16,009

NOTE 10. SUBSEQUENT EVENTS

In July 2004, the Company entered into settlement agreements with Vicor Corporation and Rohm Co., Ltd, and Rohm Corporation with respect to various litigation matters which are described in the Company’s Report on Form 10K filed on June 14, 2004. The resulting settlement is expected to produce a gain before tax of approximately $1.0 to $1.3 million, for the quarter ended September 30, 2004.

The Company is not currently a party to any other material legal proceedings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These forward-looking statements apply only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “continue,” “estimate,” “seek,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the demand for the Company’s products and the Company’s net sales, (2) the Company’s gross profits, (3) industry spending and general economic conditions and their effect on the Company’s operating results, (4) the Company’s research and development efforts and related expenses, (5) the effect of interest rates on the Company’s interest income, (6) the Company’s ability to maintain positive operating cash flows to fund future operations, (7) competitive pressures, (8) charges against earnings and (9) international sales .

Overview

Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also offers a family of clock distribution devices. In addition, the Company also designs, develops and markets IC products that address the needs of the serial communications market. Exar uses its design methodologies to develop products ranging from application specific standard products (“ASSPs”), designed for industry-wide applications, to custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar believes its products offer its customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system noise/jitter to improve data integrity;

•	seamless integration;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus on core competencies and outsource standards-based solutions.

The Company’s OEM customers include, among others, Alcatel, Cisco Systems Inc., Delphi Corporation, Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., Lucent Technologies, Inc., Mitsubishi Electronic Corporation of Japan, NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. For the three months ended June 30, 2004, no one OEM customer accounted for 10% or greater of the Company’s net sales. For the three months ended June 30, 2003, sales to Hewlett-Packard represented 13.0% of net sales.

Over the past several years, the Company has actively refocused its business on products for the communications market. In the 1970’s, the Company designed, manufactured and marketed custom and general-purpose analog circuits supporting many different applications. In the 1980’s, the Company transitioned its products to analog and mixed-signal ASSPs focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid-1990’s, the Company continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, the Company leveraged its analog expertise by beginning to focus its product strategy and development efforts predominantly on the communications markets. For the three months ended June 30, 2004 and 2003, the Company’s communications product sales represented 90.9% and 76.8% of its net sales, respectively.

The Company markets its products in North and South America through independent sales representatives and independent, non-exclusive distributors, as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and the Asia/Pacific region by its wholly-owned foreign subsidiaries, independent sales representatives and independent, non-exclusive distributors. The Company’s international sales represented 54.3% and 59.1% of net sales for the three months ended June 30, 2004 and 2003, respectively. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international sales and related operations expenses expose the Company to fluctuations in currency exchange rates because the Company’s international operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. Although international sales within certain countries or international sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

Financial Outlook for Fiscal Year 2005

The Company believes that service provider infrastructure spending, enterprise network capital spending and general economic conditions in North America and Asia are beginning to improve. While the Company is not able to determine the impact, if any, that these factors may have on its operating results, the Company believes that these trends are likely to be favorable for its future operating results.

The Company continues to experience limited visibility pertaining to customer demand and ordering patterns for its communications products resulting from shortened order-to-delivery times, quickly turning orders placed and shipped within the same quarter, and uncertainties associated with future capital expenditures by communications carriers and enterprise spending. The Company anticipates that revenue growth will be driven by increased sales from its communications products. However, these net sales expectations are subject to change as customer demand, changing ordering patterns and related customer component inventory levels change. The Company’s future results of operations and financial condition may be negatively impacted if sales do not increase.

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

Exar’s most critical accounting policies relate to: (1) net sales; (2) reserves for excess inventories; (3) income taxes; and (4) investments in non-public entities. Should any of the estimates embedded within the Company’s accounting policies prove to be inaccurate, the Company’s Condensed Consolidated Financial Statements could be negatively impacted. A further discussion can be found in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Management believes that the Company consistently applies these judgments and estimates, and such consistent application fairly represents the Company’s Condensed Consolidated Financial Statements and accompanying Notes for all periods presented.

Results of Operations

For the periods indicated, the following table sets forth certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended June 30,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	32.3	36.5

Gross profit	67.7	63.5

Operating expenses:
Research and development	34.8	34.5
Selling, general and administrative	32.7	29.4

Total operating expenses	67.5	63.9

Income (loss) from operations	0.2	(0.4)
Total other income, net	9.8	12.4

Income before income taxes	10.0	12.0
Provision for income taxes	2.0	2.6

Net income	8.0%	9.4%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended June 30,
	2004	2003
Communications	90.9%	76.8%
Video, Imaging and Other	9.1%	23.2%

	100.0%	100.0%

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Net sales

	Three Months Ended June 30,
(Dollars in thousands)	2004	2003	Change
Communications	$14,812	$12,299	$2,513
Video, Imaging and other	1,475	3,710	$(2,235)

Totals Net Sales	$16,287	$16,009	$278

Net sales for the three months ended June 30, 2004 increased by 1.7% to $16.3 million compared to $16.0 million for the three months ended June 30, 2003. Although the Company’s net sales for three months ended June 30, 2004 remained relatively unchanged as compared with those reported in the three months ended June 30, 2003, the Company achieved a significant increase in sales to its core markets within the communications sector. For the three months ended June 30, 2004, communications product sales represented 90.9% of net sales, while video, imaging and other were 9.1% of net sales. For the three months ended June 30, 2003, communications product sales accounted for 76.8% of net sales while the Company’s video, imaging and other products sales were 23.2% of net sales. Communications product sales increased in three months ended June 30, 2004 by $2.5 million, or 20.4%, from $12.3 million in three months ended June 30, 2003 due to increased sales of serial communications products and T1/E1 and T3/E3 products as a result of a modest market recovery in the telecommunications and industrial sector. Communications products sales for the three months ended June 30, 2003 included a one-time technology license generating revenue of $500,000. The decline in video, imaging and other products sales, as anticipated and previously announced, reflected a decision by the Company’s primary customer in imaging sales, Hewlett-Packard, to transition some of its production to a competing supplier. For the three months ended June 30, 2004, no one customer represented 10% or more of net sales. For the three months ended June 30, 2003, sales to Hewlett-Packard represented 13.0% of net sales, consisting of shipments of the Company’s imaging products to support Hewlett-Packard’s multifunction peripheral products.

For the three months ended June 30, 2004, 64.4% of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers. For the three months ended June 30, 2003, 71.2% of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers. For the three months ended June 30, 2004, 35.6% of net sales were derived from product sales to the Company’s primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”). For the three months ended June 30, 2003, 28.8% of net sales were derived from product sales to Future and Nu Horizons. The decrease in OEM sales was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard.

In the three months ended June 30, 2004, domestic sales increased to $7.4 million, representing 45.7% of net sales, as compared to $6.5 million, or 40.9% of net sales, for the three months ended June 30, 2003. International sales decreased to $8.8 million, or 54.3% of net sales, for the three months ended June 30, 2004 as compared to $9.5 million, or 59.1% of net sales, for the three months ended June 30, 2003. Domestic sales increased in the three months ended June 30, 2004, due to increased communications product sales resulting from improved general economic conditions. The decrease in international sales was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard.

The Company anticipates an increase in communications product sales in the current fiscal year as compared to the prior fiscal year, although if communications product sales fail to increase the Company’s financial condition and results of operations may be adversely impacted.

Gross Profit

	Three Months Ended June 30,		Change
(Dollars in thousands)	2004	2003
Gross Profit	$11,031	$10,170	$861
Percentage of Net Sales	67.7%	63.5%	4.2%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering; and

•	provision for excess inventory.

Gross profit as a percentage of net sales for the three months ended June 30, 2004 was 67.7% as compared to 63.5% for the three months ended June 30, 2003. The increase in gross profit as a percentage of net sales for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily due to a product mix shift resulting from increased sales of communications products, which typically have greater margins than video and imaging products. Therefore, the Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, competitive pricing, changes in product mix and other factors.

Total operating expenses

	Three Months Ended June 30,		Change
(Dollars in thousands)	2004	2003
Total Operating expenses	$10,990	$10,225	$765
Percentage of Net Sales	67.5%	63.9%	3.6%

Total operating expenses for the three months ended June 30, 2004 increased by 7.5% to $11.0 million from $10.2 million for the same period last year. The increase in total operating expenses for the three months ended June 30, 2004 as compared to the same period last year resulted primarily from a Company wide salary increase.

Research and Development

	Three Months Ended June 30,		Change
(Dollars in thousands)	2004	2003
Research and development	$5,659	$5,525	$134
Percentage of Net Sales	34.7%	34.5%	0.2%

Research and Development (“R&D”) costs consist primarily of:

•	the salaries and related expenses of engineering employees engaged in research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, supplies and services; and

•	facilities expenses.

R&D expenses for the three months ended June 30, 2004 were $5.7 million, or 34.7% of net sales, as compared to $5.5 million, or 34.5% of net sales, for the three months ended June 30, 2003. The increase in R&D expenses in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 resulted from an increase in labor-related expenses.

Some aspects of the Company’s R&D efforts require significant short-term expenditures, the timing of which may cause significant fluctuations in the Company’s R&D expenses. The Company expects that R&D expenses as a percentage of net sales will continue to fluctuate in the future because of the timing of expenditures and changes in the level of net sales. The Company believes that technological innovation is critical to its long-term success, and it intends to continue to invest in R&D to enhance its product offerings to meet the current and future technological requirements of its customers and markets. The Company believes that R&D expenses are likely to increase in absolute dollars, however they may decline as a percentage of net sales.

Selling, General and Administrative

	Three Months Ended June 30,		Change
(Dollars in thousands)	2004	2003
Selling, General, and Administrative	$5,331	$4,700	$631
Percentage of Net Sales	32.7%	29.4%	3.4%

Selling, General and Administrative (“SG&A”) expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional fees; and

•	facilities expenses.

SG&A expenses for the three months ended June 30, 2004 were $5.3 million, or 32.7% of net sales, compared to $4.7 million, or 29.4% of net sales, for the three months ended June 30, 2003. The increase in SG&A spending in both absolute dollars and as a percentage of net sales for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily the result of increased labor related expense, legal and accounting fees and sales commissions. SG&A expenses increased as a percentage of net sales due to the proportionately greater increase in SG&A expense relative to the increase in net sales.

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

Other Income (Loss), Net

	Three Months Ended June 30,
(Dollars in thousands)	2004	2003	Change
Other income, net	$1,588	$1,978	$(390)
	9.8%	12.4%	-2.6%

Other income (loss), net primarily consists of:

•	interest income;

•	realized gains on marketable securities; and

•	gains or losses resulting from investments in non-public companies and venture funds.

For the three months ended June 30, 2004, other income, net decreased to $1.6 million as compared to $2.0 million for the same period last year. The decrease in other income (loss), net during the three months ended June 30, 2004 was due to lower interest-related earnings on cash and marketable securities. The Company expects that its interest income will continue to fluctuate due to fluctuations in interest rates resulting from the changing economic conditions.

Provision for income taxes

The Company’s effective income tax rate for the three months ended June 30, 2004 was 20% compared to the federal statutory rate of 35%. The Company lowered its provisional tax rate from 22% recorded for the three months ended June 30, 2003. The provision for income taxes for the three months ended June 30, 2004 differs from the amount computed by applying the statutory federal tax rate principally due to R&D credits, favorable geographical mix of income and acquired-company NOL utilizations, which were partially offset by state income taxes.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At June 30, 2004, the Company had no foreign currency contracts outstanding.

The Company’s principal source of liquidity in the three months ended June 30, 2004 were cash and cash equivalents, short-term marketable securities and long-term marketable securities which, in the aggregate, increased by $13.0 million to $438.1 million at June 30, 2004 from $425.1 million at June 30, 2003. Cash and cash equivalents decreased by $45.4 million during the three months ended June 30, 2004 primarily resulting from net cash used in investing activities of $49.0 million, partially offset by cash provided by operating activities of $4.0 million.

The Company generated net cash flows from operating activities of $4.0 million during the three months ended June 30, 2004 as compared to $3.5 million in the same period in 2003. Net cash from operating activities resulted from net income of $1.3 million for the three months ended June 30, 2004, non-cash charges including $1.2 million for depreciation and amortization, deferred income taxes, and the provision for doubtful accounts receivable and sales returns, coupled with an increase of $1.4 million in accounts payable, other accrued expenses, accrued sales commissions and income taxes payable.

Net cash used in investing activities totaled $49.0 million during the three months ended June 30, 2004 as compared to net cash provided by investing activities of $21.9 million in the three months ended June 30, 2003. During the three months ended June 30, 2004, the Company’s investing activities included purchases of $67.0 million in short-term securities and proceeds from the maturity of $18.8 million of short-term and long-term marketable securities. During the three months ended June 30, 2003, the Company’s investing activities included $24.6 million in net proceeds from short-term and long-term marketable securities and investments partially offset by $2.7 million in purchases of property, plant and equipment, which consisted primarily of $2.2 million in design automation software additions.

As of June 30, 2004, the Company had funded $1.6 million of its $5.0 million committed capital in the Skypoint Fund. The Company is obligated to contribute its remaining committed capital of approximately $3.4 million as requested by Skypoint Fund’s General Partner per the limited partnership agreement with the Skypoint Fund. To meet its capital commitment to the Skypoint Fund, the Company may need to use its existing cash, cash equivalents and marketable securities.

Net cash used in financing activities totaled $0.4 million in the three months ended June 30, 2004, primarily due to the Company’s repurchase of 100,000 shares of Exar’s common stock for $1.7 million. This amount was partially offset by proceeds of $1.3 million from the issuance of common stock, representing proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan. During the three months ended June 30, 2003 net cash provided was $2.2 million representing proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan.

To date, inflation has not had a significant impact on the Company’s operating results.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the three months ended June 30, 2004, the Company acquired 100,000 shares of its common stock for $1.7 million. In the future, the Company may utilize the stock repurchase program to acquire additional shares of its outstanding common stock, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

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

Non -Audit Services

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Company’s Audit Committee approved non-audit services performed or to be performed by PricewaterhouseCoopers LLP, the Company’s independent auditors, as follows: (1) corporate income tax return preparation; (2) other-tax related services; and (3) accounting advisory services with respect to filings with the SEC.

Available Information

The Company files electronically with the SEC its Annual Reports on Form 10-K, Quarterly Interim Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company. The Company makes available on its website at www.exar.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting the Company’s Investors Relations department at (510) 668-7201 or by sending an e-mail through the Investors Homepage on the Company’s website: www.exar.com.

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

The Company has experienced an improvement in the revenue derived from its communications products over the last several quarters and expects that revenue from the sale of its communications products will grow over the long-term. However, communications product revenue may not continue to increase in fiscal 2005. The Company is continuing to focus a significant portion of its research and sales resources on the communications market. As a result, the Company’s dependence on this market, as compared to the Company’s dependence on other markets, such as video and imaging, continues to increase. Given the Company’s increasing dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market, by taking market share from competitors, by successful introduction of new products or by maintaining market share in a growing market. If the Company is unable to generate increased revenue from its communications products, or its revenues from these products decline, the Company’s business, financial condition and results of operations will be materially and adversely impacted.

THE UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATION EQUIPMENT MARKET, MAY CONTINUE TO ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Periodic declines or fluctuations in consumer confidence and corporate profits, corporate improprieties, lower capital spending, the impact of the conflicts in the Middle East, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability have been adversely affected by the communications equipment industry’s extended downturn. This downturn has severely affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus adversely affecting the Company’s revenues and profitability. Communications service providers continue to face significant financial and operating challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. A delay or reduction in anticipated communications equipment spending levels may adversely affect the Company’s business, financial condition and results operations.

Although the Company has recently seen signs of recovery in the worldwide economy, the Company is not able to predict the timing, strength or duration of any economic recovery. If the economy does not continue to recover, the Company’s business, financial condition and results of operations may be materially and adversely impacted.

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

The Company’s success depends in part on the successful development of new products for the Company’s core markets. The Company must (i) be able to anticipate customer and market requirements and changes in technology and industry standards; (ii) be able to accurately define and develop new products; (iii) be able to gain access to and use technologies in a cost-effective manner; (iv) continue to expand its technical and design expertise; (v) be able to timely introduce and cost-effectively have manufactured new products; (vi) be able to differentiate its products from its competitors offerings; and (vii) gain customer acceptance of its products. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their evolving needs. Moreover, the Company must be able to respond to evolving market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner.

Products for communications applications are based on continually evolving industry standards. The Company’s ability to compete will depend in part on its ability to identify and ensure compliance with these industry standards. The emergence of new standards could render the Company’s products incompatible with systems developed by major communications equipment manufacturers. As a result, the Company could be required to invest significant time, effort and expenses redesigning and requalifying its products to ensure compliance with industry standards.

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

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues due to limited visibility being provided by customers and channel partners coupled with an increase in the number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by the Company’s customers and channel partners;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s or its channel partner’s ability to maintain adequate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	discontinuance of package and process technologies by the Company’s suppliers;

•	fluctuations in the manufacturing output, yields and capacity of the Company’s suppliers;

•	problems or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce new products and/or integrate new technologies;

•	risks associated with entering new markets should the Company decide to do so;

•	the announcement or introduction of products by the Company’s competitors;

•	competitive pressures on selling prices or product availability;

•	erosion of average selling prices as a product matures coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	increase in manufacturing costs;

•	the amount and timing of the Company’s investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	build-up of customer and/or channel inventory;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	increasing costs associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the possible future requirement to record expenses for employee stock option grants; and/or

•	fluctuations in market values of the Company’s marketable securities.

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

INCREASING COMPETITION IN THE MARKETS IN WHICH THE COMPANY PARTICIPATES WILL MAKE IT MORE DIFFICULT FOR THE COMPANY TO SECURE DESIGN WINS.

The Company competes against an established group of semiconductor companies that focus on the communications semiconductor market. These companies include Agere Systems, Applied Micro Circuits Corporation, Integrated Device Technology, Intel, Mindspeed Technologies, PMC-Sierra, Royal Philips Electronics, Texas Instruments, TranSwitch Corporation and Vitesse Semiconductor Corporation. Additionally, the Company is facing competition from other established companies and start-up businesses that seek to enter the markets in which it participates.

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

The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth of the Company. However, many of the Company’s design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Additionally, some of the Company’s design wins are with privately-held, early-stage companies that may fail to bring their equipment to market. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 12 to 18 months. If the Company fails to convert a significant portion of its design wins into substantial revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

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

The Company does not own or operate a semiconductor fabrication facility (known as “foundry”). Most of the Company’s products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes. A single foundry, Chartered Semiconductor Manufacturing (“Chartered”) located in Singapore, manufactures substantially all of the Company’s CMOS wafer requirements. Chartered produces semiconductors for many other companies (many of which have greater requirements than the Company), and therefore the Company may not have access on a timely basis to sufficient capacity or certain process technologies.

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

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a manufacturing disruption experienced by the Company’s foundries or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by one or more of the Company’s foundries;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products;

•	failure of the Company’s suppliers to obtain the raw materials and equipment used in the production of its ICs;

•	qualification and transfer of products to another wafer manufacturing facility;

•	excess inventory associated with the transfer of product from one manufacturing facility to another, including the transfer of the Company’s products by one foundry from a six-inch to an eight-inch manufacturing facility;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

IF THE COMPANY’S FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY’S DEMANDS OR ARE UNABLE TO PROVIDE THE TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY’S PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s wafer requirements represent a small portion of the total production of the Chartered foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry may cease production of a wafer fabrication process used to produce product required by the Company. Additionally, the Company cannot be certain that its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products are based. Each of these events could increase the Company’s costs and harm its ability to deliver its products on time, thereby materially and adversely affecting the Company’s business, financial condition and results of operations.

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

These risks may lead to introduction and shipment delays in the Company’s products or increased cost for the finished products, either of which could adversely affect the Company’s business, financial condition or results of operations.

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

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture the majority of its products. The Company’s dependence on these subcontractors involves the following risks:

•	political, civil and economic instability;

•	disruption to transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or services;

•	changes in tax laws, tariffs and freight rates; and/or

•	compliance with local or international regulatory requirements.

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

In the future, the Company may not be able to continue to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the development of its business. Competition for skilled employees having unique technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options. The failure to retain and recruit, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales accounted for 54.3% and 59.1% of net sales for the fiscal quarter ended June 30, 2004 and June 30, 2003, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

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

Due to the communications IC equipment product cycle, the Company has typically experienced 12 to 18 months or longer to realize volume shipments after its initial contact with a customer. The Company first works with customers to achieve a design win, which may take six months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional three to six months or longer. The customers of communication equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three months ended June 30, 2004, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2004, short-term investments consisted of auction rate securities, government and corporate securities of $184.4 million. The Company did not have long-term investments at June 30, 2004. At June 30, 2004, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $1.4 million, before the effect of income taxes.

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

Conclusion. Based on the Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective.

b) Changes in Internal Control Over Financial Reporting.

Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July 2004 the Company entered into settlement agreements with Vicor Corporation and Rohm Co., Ltd, and Rohm Corporation with respect to various litigation matters which are described in the Company’s Report on Form 10-K filed on June 14, 2004. The settlement is expected to produce a gain before tax of approximately $1.0 to $1.3 million for the quarter ended September 30, 2004.

The Company is not currently a party to any other material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the first quarter ended June 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount of Authorized that May Yet Be Purchased Under the Plans or Programs (in thousands)
3/31/04				$35,350
4/1/04 – 4/30/04
5/1/04 – 5/31/04
6/1/04 – 6/30/04	100,000	$16.67	100,000	$33,682

Totals	100,000	$16.67	100,000

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. In the future, the Company may make additional purchases of its common stock under its stock repurchase program, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the current Report on Form 10-Q for the quarter ended June 30, 2004 are as follows:

Exhibit Number	Description

10.7	1997 Equity Incentive Plan, as amended.

10.8	Executive Officers Group 1 Change of Control Severance Benefit Plan adopted June 24, 1999 as amended and restated June 23, 2004.

10.8.1	Executive Officers’ Group II Change of Control Severance Benefit Plan

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

During the quarter covered by this report, Exar Corporation filed the following current reports on Form 8-K with the Commission:

On April 12, 2004, Exar filed a current report on Form 8-K under Item 7. (“Financial Statements, Pro Forma Information and Exhibits”) and Item 9. (“Results of Operations and Financial Condition”) reporting that The Company had issued a press release announcing its results fiscal quarter and year ended March 31, 2004 and certain other matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

August 9, 2004	By:	/s/ DONALD L. CIFFONE JR.
(Donald L. Ciffone Jr.) Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

August 9, 2004	By:	/s/ RONALD W. GUIRE
(Ronald W. Guire) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)