Form 10-Q
period 2004-09-30
EXAR CORP
filed 2004-11-09
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004, 41,632,107 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 497,110 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

ITEM 1. FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2004	March 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$275,540	$299,140
Short-term marketable securities	166,641	137,856
Accounts receivable (net of allowances of $1,086 and $1,087)	4,755	7,198
Inventories	4,015	4,183
Interest receivable and prepaid expenses	2,800	1,683
Deferred income taxes, net	3,170	3,170

Total current assets	456,921	453,230

Property, plant and equipment, net	27,931	28,919
Long-term investments	3,459	3,374
Deferred income taxes, net	10,313	10,313
Other non-current assets	46	49

Total assets	$498,670	$495,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,461	$2,605
Accrued compensation and related benefits	4,333	3,825
Accrued sales commissions	724	739
Other accrued expenses	1,595	2,176
Income taxes payable	5,990	6,004

Total current liabilities	15,103	15,349

Long-term obligations	244	265

Total liabilities	15,347	15,614

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding Common stock; $.0001 par value; 100,000,000 shares authorized; 42,031,061 and 41,525,030 shares outstanding	411,670	407,536
Accumulated other comprehensive income (loss)	(240)	350
Retained earnings	80,207	77,035
Treasury stock; 497,110 and 247,110 shares of common stock at cost	(8,314)	(4,650)

Total stockholders’ equity	483,323	480,271

Total liabilities and stockholders’ equity	$498,670	$495,885

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales	$14,181	$16,237	$30,468	$32,246
Cost of sales	4,522	5,848	9,778	11,687

Gross profit	9,659	10,389	20,690	20,559

Operating expenses:
Research and development	5,371	5,433	11,030	10,958
Selling, general and administrative	5,231	4,636	10,562	9,336

Total operating expenses	10,602	10,069	21,592	20,294

Gain on legal settlement	1,208	—	1,208	—

Income from operations	265	320	306	265

Other income (loss), net

Interest income and other, net	1,951	1,737	3,539	3,715
Net loss on long-term investments	—	(6,000)	—	(6,000)

Total other income (loss), net	1,951	(4,263)	3,539	(2,285)

Income (loss) before income taxes	2,216	(3,943)	3,845	(2,020)
Provision for income taxes	347	453	673	876

Net Income (loss)	$1,869	$(4,396)	$3,172	$(2,896)

Earnings (loss) per share:

Basic earnings (loss) per share	$0.05	$(0.11)	$0.08	$(0.07)

Diluted earnings (loss) per share	$0.04	$(0.11)	$0.07	$(0.07)

Shares used in the computation of loss per share:

Basic	41,400	40,481	41,331	40,375

Diluted	42,198	40,481	42,309	40,375

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,172	$(2,896)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,252	2,459
Other than temporary decline in the value of other long-term investments	—	6,000
Deferred income taxes, net	—	(57)
Changes in operating assets and liabilities:
Accounts receivable	2,443	(1,085)
Inventories	168	69
Prepaid expenses and other	(1,114)	(524)
Accounts payable	(144)	195
Accrued compensation and related benefits	508	358
Accrued sales commissions and other accrued expenses	(617)	1,816
Income taxes payable	378	624

Net cash provided by operating activities	7,046	6,959

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,264)	(3,425)
Purchases of short-term marketable securities	(103,588)	(161,180)
Proceeds from maturities of short-term marketable securities	73,851	121,235
Proceeds from maturities of long-term marketable securities	—	53,182
Other long-term investments	(85)	(120)

Net cash provided by (used in) investing activities	(31,086)	9,692

Cash flows from financing activities:
Proceeds from issuance of common stock	4,134	2,961
Repurchase of common stock	(3,664)	—

Net cash provided by financing activities	470	2,961

Effect of exchange rate changes on cash	(30)	52

Net increase (decrease) in cash and cash equivalents	(23,600)	19,664

Cash and cash equivalents at the beginning of period	299,140	231,007

Cash and cash equivalents at the end of period	$275,540	$250,671

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$266	$271

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. Exar provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) that facilitate the aggregation and transport of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. The Company offers a family of clock and timing devices, which leverage technology common with its existing network and transmission products. The clock and timing devices are targeted at wireless base stations, network switches and routers. The Company also provides families of serial communications solutions. Within this product offering are the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTs”) which are used for various industrial, telecommunications and computer server applications. In addition, the Company markets IC products that address select applications for the video and imaging markets. The Company’s OEM customers include, among others, Alcatel, Cisco Systems Inc., Delphi Corporation, Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., Lucent Technologies, Inc., Mitsubishi Electronic Corporation of Japan, NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. Exar’s Common Stock trades on the Nasdaq Stock Market under the symbol “EXAR”.

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

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2004 included in its Annual Report on Form 10-K, as filed on June 14, 2004 with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2. STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under the Financial Accounting Standards Board (“FASB”) Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations, and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123 and 148, (“SFAS 123” and “SFAS 148”, respectively). SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Three Months Ended September 30,
	2004	2003
Risk-free interest rate	3.2%	3.0%
Expected term of options (years)	4.5	6.1
Expected volatility	68%	67%
Expected dividend yield	0	0

Under SFAS 123, proforma compensation cost is calculated for the fair market value of the options granted under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Three Months Ended September 30,
	2004	2003
Risk-free interest rate	1.7%	1.0%
Expected term of options (years)	0.25	0.25
Expected volatility	29%	37%
Expected dividend yield	0	0

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting periods.

The pro forma information for the three and six months ended September 30, 2004 and 2003 is not indicative of future period pro forma amounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net Income (loss) - as reported	$1,869	$(4,396)	$3,172	$(2,896)
Add: Stock based employee compensation expense included in reported net income, net of tax effect	—	—	—	—
Deduct: Total stock based employee compensation determined under fair value based, method for all awards, net of related tax effect	4,096	8,132	8,276	15,500

Net loss - Pro forma	$(2,227)	$(12,528)	$(5,104)	$(18,396)

Reported:
Earnings per share - Basic	$0.05	$(0.11)	$0.08	$(0.07)
- Diluted	$0.04	$(0.11)	$0.07	$(0.07)
Pro forma:
Earnings per share - Basic and Diluted	$(0.05)	$(0.31)	$(0.12)	$(0.46)

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

NOTE 3. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2004	March 31, 2004
Work-in-process	$2,474	$2,814
Finished goods	1,541	1,369

Inventories	$4,015	$4,183

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following (in thousands):

	September 30, 2004	March 31, 2004
Land	$6,584	$6,584
Building	13,744	13,743
Machinery and equipment	47,362	46,275
Construction-in-progress	—	63

	67,690	66,665
Accumulated depreciation and amortization	(39,759)	(37,746)

Total	$27,931	$28,919

NOTE 5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding contracts to issue common stock were exercised or converted into common stock.

A summary of the Company’s EPS for the three and six months ended September 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net Income (loss)	$1,869	$(4,396)	$3,172	$(2,896)

Shares used in computation:
Weighted average common shares outstanding used in computation of basic loss per share	41,400	40,481	41,331	40,375
Dilutive effect of stock options	798	—	978	—

Shares used in computation of diluted loss per share	42,198	40,481	42,309	40,375

Earnings (loss) per share - Basic	$0.05	$(0.11)	$0.08	$(0.07)

Earnings (loss) per share - Diluted	$0.04	$(0.11)	$0.07	$(0.07)

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

For the three months ended September 30, 2004 and 2003, options to purchase 4,446,380 and 4,350,746 shares of common stock, respectively, at exercise prices ranging from $14.13 to $59.31 and $15.83 to $54.75, respectively, were outstanding but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method. For the six months ended September 30, 2004 and 2003, options to purchase 4,486,928 and 4,918,296 shares of common stock, respectively, at exercise prices ranging from $14.13 to $59.31 and $15.83 to $60.75, respectively, were outstanding but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 6. COMMON STOCK REPURCHASES

Stock repurchase activity for the second quarter of 2005 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Stock repurchased	150,000	—	250,000	—
Cost of stock repurchased	$1,996	$—	$3,664	$—
Average price per share	$13.30	$—	$14.66	$—

Since the inception of our repurchase program in March of 2001 through September 30, 2004, we have repurchased a total of 497,110 shares of our common stock for an aggregate cost of $8.3 million. At September 30, 2004, $31.7 million remained authorized for repurchases under the plan.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net Income (loss)	$1,869	$(4,396)	$3,172	$(2,896)
Other comprehensive income:
Cumulative translation adjustments	(6)	22	(18)	28
Unrealized gain (loss), net on marketable securities	403	(85)	(572)	(73)

Total other comprehensive income (loss)	397	(63)	(590)	(45)

Comprehensive income (loss)	$2,266	$(4,459)	$2,582	$(2,941)

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

NOTE 8. LONG-TERM INVESTMENTS

Long-term investments are as follows (in thousands):

	September 30, 2004	March 31, 2004
TechFarm	$1,815	$1,815
Skypoint	1,644	1,559
Internet Machines Corporation	—	—

Total long-term investments	$3,459	$3,374

TechFarm Ventures L.P.

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

In September 2003, the Company became aware of significant changes in the business of certain portfolio companies within the TechFarm Fund. The Company believed that these changes permanently impaired the carrying value of its investment in the TechFarm Fund. As a result, Exar recorded an impairment charge against its earnings of $1.0 million, thereby reducing its carrying value in the TechFarm Fund to $1.8 million. For the fiscal years ended March 31, 2003 and March 31, 2002, Exar recorded charges against its earnings totaling $0.5 million and $.07 million, respectively, representing Exar’s portion of total losses in the TechFarm Fund and expenses for such fiscal years. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Consolidated Statements of Operations.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Skypoint Telecom Fund II

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $1.6 million as of September 30, 2004 and is contractually obligated to contribute the remaining capital of $3.4 million as requested by the Skypoint Fund’s General Partner. The investment in the Skypoint Fund is reflected at cost on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

Internet Machines Corporation

In July 2001, Exar invested $40.3 million for a 16% equity interest in Internet Machines Corporation, which subsequently changed its name to IMC Semiconductor, Inc. (“IMC”), a pre-revenue, privately-held company that was developing a family of highly-integrated communications ICs that provides protocol-independent network processing, switch fabric and traffic management solutions for high-speed optical, metro area network and Internet infrastructure equipment.

During the three months ended September 30, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. Consequently, the Company recorded an impairment charge of $35.3 million against its earnings in that quarter, reducing its equity investment from $40.3 million to $5.0 million. During the three months ended September 30, 2003, the Company determined that the carrying value of its investment in IMC was further impaired and thus recorded a $5.0 million impairment charge to write off the remainder of its investment carrying value in IMC. The Company’s management is primarily responsible for estimating the fair value of the investment for impairment purposes and management considered a number of factors, including an independent valuation, when estimating the fair value. In May 2004, the Company entered into a Technology License Agreement with IMC, under which the Company was licensed certain rights to IMC’s PCI Express technology. In consideration of the license grant from IMC, the Company made a one-time payment of $37,000, and IMC redeemed all of its Series C Convertible Preferred Stock held by the Company. In addition, IMC and the Company executed a mutual release of claims and liabilities.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Generally, the Company warrants all of its products against defects in materials and workmanship for a period of ninety days from the delivery date. The Company’s sole liability is limited to replacing, repairing or issuing credit, at its option, for the product for which the Company has received payment. Historically, warranty expense has been immaterial.

Additionally, the Company’s sales arrangements indemnify its customers for any expenses or liability resulting from alleged or claimed infringements of any United States letter patents of third parties. However, the Company is not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification arrangements are generally perpetual. The maximum amount of potential future indemnification is difficult to ascertain. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any such asserted customer indemnity claim.

In 1986, Micro Power Systems Inc. (“MPSI”), one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been specifically identified. MPSI, reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems or other related activities to remove subsurface chemicals, which is expected to continue for an additional 5 to 6 years from the fiscal year ended March 31, 2004. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system would be immaterial. Management estimates that the accrual of $0.3 million as of September 30, 2004 is sufficient to cover the estimated remaining 5 to 6 years of continued remediation activities and post-remediation site closure activities.

In July 2004, the Company entered into settlement agreements with Vicor Corporation, Rohm Co., Ltd. and Rohm Corporation with respect to various litigation matters which are described in the Company’s Annual Report on Form 10 K, as filed on June 14, 2004 with the SEC. The resulting settlement produced a gain before tax of approximately $1.2 million, for the three months ended September 30, 2004. In addition, in connection with the Vicor litigation, the Company also recovered legal fees of $0.7 million. The amount is included as a reduction of selling, general and administrative expense for the three months ended September 30, 2004.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company is not currently a party to any other material legal proceedings. From time to time, the Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not presently always determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 10. INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications and industrial applications and the marketing of video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution channels is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom, France and China. The Company’s principal markets include North America, Asia, Singapore, Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers. Substantially all of the Company’s long-lived assets at September 30, 2004 and 2003 were located in the United States.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area for the three and six months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales:
United States	$6,751	$7,168	$14,198	$13,714
Asia	2,388	3,316	5,854	6,176
Europe	2,830	2,589	5,905	5,143
Singapore	787	2,079	1,615	4,437
Japan	1,271	960	2,521	2,576
Rest of the World	154	125	375	200

Total net sales	$14,181	$16,237	$30,468	$32,246

NOTE 11. INCOME TAXES

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the second quarter of fiscal 2005, the Company revised its estimated effective income tax rate for fiscal year 2005 to 17.5% from the 20% rate used in the first quarter of fiscal 2005. The change in the rate was primarily due to federal and state tax credits and foreign tax differentials. As a result of the change, the effective income tax rate for the second quarter of fiscal 2005 was 15.7%. The effect of the change in the estimated annual effective income tax rate for fiscal 2005 was to increase net income by $0.1 million for both the three months and six months ended September 30, 2004.

NOTE 12. RECENTLY ISSUED ACOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for the Company’s quarter ending September 30, 2004. The Company does not believe the impact of adoption of this EITF consensus will be significant to its overall results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These forward-looking statements apply only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “continue,” “estimate,” “seek,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the demand for the Company’s products and the Company’s net sales, (2) the Company’s gross profits, (3) industry spending and general economic conditions and their effect on the Company’s operating results, (4) the Company’s research and development efforts and related expenses, (5) the effect of interest rates on the Company’s interest income, (6) the Company’s ability to maintain positive operating cash flows to fund future operations and capital expenditures, (7) competitive pressures, (8) charges against earnings and (9) international sales and (10) the Company’s belief that it is positioned for growth as the communications market conditions improve.

Overview

Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also offers a family of clock and timing devices. In addition, the Company also designs, develops and markets IC products that address the needs of the serial communications market. Exar uses its design methodologies to develop products ranging from application specific standard products (“ASSPs”), designed for industry-wide applications, to custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar believes its products offer its customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system noise/jitter to improve data integrity;

•	seamless integration;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus ontheir core competencies and outsource standards-based solutions.

The Company’s OEM customers include, among others, Alcatel, Cisco Systems Inc., Delphi Corporation, Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., Lucent Technologies, Inc., Mitsubishi Electronic Corporation of Japan, NEC Corporation, Nokia Corporation, Plantronics, Inc. and Tellabs, Inc. For the three and six months ended September 30, 2004, no one OEM customer accounted for 10% or more of the Company’s net sales.

Over the past several years, the Company has actively continued refocusing its business on products for the communications market. In the 1970’s, the Company designed, manufactured and marketed custom and general-purpose analog circuits supporting many different applications. In the 1980’s, the Company transitioned its products to analog and mixed-signal ASSP’s focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid-1990’s, the Company continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, the Company leveraged its analog expertise by beginning to focus its product strategy and development efforts predominantly on the communications markets. For the three months ended September 30, 2004 the Company’s communications product sales represented 91.5% of net sales, as compared to 74.6% of net sales for the three months ended September 30, 2003. For the six months ended September 30, 2004 the Company’s communications product sales represented 91.2% of net sales, as compared to 75.7% of net sales for the six months ended September 30, 2003.

The Company markets its products in North and South America through independent sales representatives and independent, non-exclusive distributors, as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and the Asia/Pacific region by its wholly-owned foreign subsidiaries, independent sales representatives and independent, non-exclusive distributors. The Company’s international sales represented 52.4% of net sales for the three months ended September 30, 2004 as compared to 55.9% for the same period in 2003. The Company’s international sales represented 53.4% for the six months ended September 30, 2004 as compared to 57.5% for the same period in 2003. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international sales and related operations expenses expose the Company to fluctuations in currency exchange rates because the Company’s international operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. Although international sales within certain countries or international sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

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

The Company has continued to win designs for its communications devices in several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is positioned for growth when the condition of the communications equipment market conditions improve. However, if the Company’s assumptions prove to be inaccurate, the design wins fail to result in significant revenue or the Company experiences pressure on its bookings and backlog as a result of competition or unfavorable market conditions, the Company’s future results of operations and financial condition may be negatively impacted.

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

The Company’s financial statements and accompanying disclosures, which are prepared in conformity with the accounting principles generally accepted in the United States of America, require that management use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Condensed Consolidated Financial Statements in the period for which they are determined to be necessary. Management believes that the Company consistently applies these judgments and estimates, and such consistent application fairly represents the Company’s Condensed Consolidated Financial Statements and accompanying Notes for all periods presented.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	31.9	36.0	32.1	36.2

Gross profit	68.1	64.0	67.9	63.8

Operating expenses:
Research and development	37.9	33.5	36.2	34.0
Selling, general and administrative	36.9	28.5	34.7	29.0

Total operating expenses	74.8	62.0	70.9	63.0

Gain on legal settlement	8.5	—	4.0	—

Income from operations	1.8	2.0	1.0	0.8

Other income (loss), net
Interest income and other, net	13.8	10.7	11.6	11.5
Loss on other long-term investments	—	(37.0)	—	(18.6)

Total other income (loss), net	13.8	(26.3)	11.6	(7.1)

Income (loss) before income taxes	15.6	(24.3)	12.6	(6.3)
Provision for income taxes	2.4	2.8	2.2	2.7

Net income (loss)	13.2%	(27.1)%	10.4%	(9.0)%

Product Line Sales as a Percentage of Net Sales

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Communications	91.5%	74.6%	91.2%	75.7%
Video, Imaging and Other	8.5%	25.4%	8.8%	24.3%

	100.0%	100.0%	100.0%	100.0%

Net sales

Net sales are comprised of product deliveries principally to OEMs or their contract manufacturers and non-exclusive distributors. The Company recognizes product revenue from product sales upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. The Company has agreements with its non-exclusive domestic distributors that provide for estimated returns and allowances to these distributors. Exar records a reserve for sales returns and allowances at the time of shipment based on historical patterns of returns and other concessions.

Net sales for the three months ended September 30, 2004 decreased by 12.7% to $14.2 million compared to $16.3 million for the three months ended September 30, 2003. Net sales for the six months ended September 30, 2004 decreased by 5.5% to $30.5 million as compared to $32.2 million for the six months ended September 30, 2003, which included a one-time technology license agreement of $0.5 million. The decline in video, imaging and other products sales reflected a decision by the Company’s primary customer in imaging sales, Hewlett-Packard, to transition some of its production to a competing supplier. Although the Company’s net sales for three and six months ended September 30, 2004 decreased as compared with those reported in the three and six months ended September 30, 2003, the Company achieved an increase in sales to its core markets within the communications sector. Communications product sales increased in three months ended September 30, 2004 by $0.9 million, or 7.1%, from $12.1 million in the three months ended September 30, 2003

For the three and six months ended September 30, 2004, no one customer represented 10% or more of net sales. For the three and six months ended September 30, 2003, Hewlett Packard or their subcontractors represented 15.3% and 14.2%, respectively, of net sales.

For the three and six months ended September 30, 2004, 66.3% and 65.3%, respectively, of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers. For the three and six months ended September 30, 2003, 73.5% and 72.4%, respectively, of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers. The decrease in OEM sales was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard. For the three and six months ended September 30, 2004, 33.7% and 34.7%, respectively, of net sales were derived from product sales to the Company’s primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”). For the three and six months ended September 30, 2003, 26.5% and 27.6%, respectively, of net sales were derived from product sales to Future and Nu Horizons.

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2004	2003		2004	2003
United States	$6,751	$7,168	$(417)	$14,198	$13,714	$484
Percentage of Net Sales	47.6%	44.1%		46.6%	42.5%
International	7,430	9,069	$(1,639)	16,270	18,532	$(2,262)
Percentage of Net Sales	52.4%	55.9%		53.4%	57.5%

The decrease in international sales for the three and six months ended September 30, 2004 was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard. If communications product sales fail to increase the Company’s financial condition and results of operations may be adversely impacted.

Gross Profit

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,	2003	Variance Dollars
	2004	2003		2004
Gross Profit	$9,659	$10,389	$(730)	$20,690	$20,559	$131
Percentage of Net Sales	68.1%	64.0%		67.9%	63.8%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering; and

•	provision for excess inventory.

The increase in gross profit as a percentage of net sales for the three and six months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to a product mix shift resulting from increased sales of communications products, which typically have greater margins than video and imaging products in addition to the benefit of the sale of previously reserved inventory in the amount of $0.2 million. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, competitive pricing, changes in product mix and other factors.

Total operating expenses

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2004	2003		2004	2003
Total operating expenses	$10,602	$10,069	$533	$21,592	$20,294	$1,298
Percentage of Net Sales	74.8%	62.0%		70.9%	62.9%

Total operating expenses for the three months ended September 30, 2004 increased by 5.3% to $10.6 million compared to $10.1 million for the three months ended September 30, 2003. Total operating expenses for the six months ended September 30, 2004 increased by 6.4% to $21.6 million from $20.3 million for the same period last year. The increase in total operating expenses for the three and six months ended September 30, 2004 as compared to the same period last year primarily due to a Company wide salary increase and the addition of a COO coupled with a one-time expense of $0.4 million relating to an international labor related expense and increased professional fees of $0.4 related to compliance with new Sarbanes-Oxley regulations. These costs were partially offset by recovered legal fees of $0.7 million.

Research and Development

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2004	2003		2004	2003
Total Research and Development	$5,371	$5,433	$(62)	$11,030	$10,958	$72
Percentage of Net Sales	37.9%	33.5%		36.2%	34.0%

Research and Development (“R&D”) costs consist primarily of:

•	the salaries and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, mask costs supplies and services; and

•	facility expenses.

R&D expenses for the three and six months ended September 30, 2004 were consistent with R&D expenses for the three and six months ended September 30, 2003.

Some aspects of the Company’s R&D efforts require significant short-term expenditures, the timing of which may cause significant fluctuations in the Company’s R&D expenses. The Company expects that R&D expenses as a percentage of net sales will continue to fluctuate in the future because of the timing of expenditures and changes in the level of net sales. The Company believes that technological innovation is critical to its over all success, and it intends to continue to invest in R&D to enhance its product offerings to meet the current and future technological requirements of its customers and markets. The Company believes that R&D expenses are likely to increase in absolute dollars, however they may decline as a percentage of net sales.

Selling, General and Administrative

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2004	2003		2004	2003
Total Selling, General, and Administrative	$5,231	$4,636	$595	$10,562	$9,336	$1,226
Percentage of net sales	36.9%	28.6%		34.7%	29.0%

Selling, General and Administrative (“SG&A”) expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional fees; and

•	facility expenses.

The increase in SG&A spending in both absolute dollars and as a percentage of net sales for the three and six months ended September 30, 2004 was primarily due to increased compensation expenses of approximately $0.8 million and $1.2 million, respectively, as a result of a Company wide salary increase and the addition of a COO. Other increases included an international labor related expense of $0.4 million and increased professional fees of $0.4 million related to compliance with new Sarbanes-Oxley regulations during both the three and six months ended September 30, 2004. These costs were partially offset by recovered legal fees of $0.7 million in connection with the settlement of the Vicor litigation in the three and six months ended September 30, 2004.

SG&A expenses may vary both in absolute dollars and as a percentage of net sales due to possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and a general expansion of the Company’s operations. The Company continues to assess its cost structure and to consider various programs to improve operational efficiencies. In the short term, many of the SG&A expenses are fixed.

Other Income (Loss), Net

	Three Months Ended September 30,		Variance dollars	Six Months Ended September 30,		Variance Dollars
	2004	2003		2004	2003
Other income (loss) net	$1,951	($4,263)	$6,214	$3,539	($2,285)	$5,824
Percentage of Net Sales	13.8%	-26.3%		11.6%	-7.1%

Other income (loss), net primarily consists of:

•	interest income;

•	realized gains on marketable securities; and

•	losses, including impairment charges for other than temporary decline in value of other long-term investments, or gains or losses resulting from investments in non-public companies and venture funds.

For each of the three and six months ended September 30, 2004, the non-operating income increased compared to the three and six months ended September 30, 2003, primarily due to a $6.0 million impairment charge included in the three and six months ended September 30, 2003, relating to the Company’s equity investment in IMC and venture capital investment in the TechFarm Fund. The increase in interest income, net during the three and six months ended September 30, 2004 was due to interest rate increases on cash and marketable securities balances. The Company expects that its interest income will continue to fluctuate due to fluctuations in interest rates resulting from the changing economic conditions.

Provision for income taxes

The Company’s effective income tax rate for the three and six months ended September 30, 2004 was 15.7% and 17.5%, respectively, compared to the federal statutory rate of 35%. The Company lowered its provisional tax rate from 22% recorded for three and six months ended September 30, 2003. The provision for income taxes for the three and six months ended September 30, 2004 differs from the amount computed by applying the statutory federal tax rate principally due to R&D credits, favorable geographical mix of income and acquired-company NOL utilizations, which were partially offset by state income taxes.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At September 30, 2004, the Company had no foreign currency contracts outstanding.

The Company’s principal source of liquidity in the three and six months ended September 30, 2004 were cash and cash equivalents, short-term marketable securities and long-term marketable securities which, in the aggregate, increased by $5.2 million to $442.2 million at September 30, 2004 from $437.0 million at March 31, 2004. Cash and cash equivalents decreased by $23.6 million during the six months ended September 30, 2004 primarily resulting from net cash used in investing activities of $31.1 million, partially offset by cash provided by operating activities of $7.0 million.

The Company generated net cash flows from operating activities of $7.0 million during both the six month periods ended September 30, 2004 and 2003. Net cash from operating activities resulted from net income of $3.2 million for the six months ended September 30, 2004, a decrease in net accounts receivable of $2.4 million, non-cash charges including $2.3 million for depreciation and amortization, deferred income taxes, and the provision for doubtful accounts receivable and sales returns, coupled with an increase of $1.1 million in prepaid expenses and increase of $0.1 million in accounts payable, other accrued expenses, accrued sales commissions and income taxes payable.

Net cash used in investing activities totaled $31.1 million during the six months ended September 30, 2004 as compared to net cash provided by investing activities of $9.7 million in the six months ended September 30, 2003. During the six months ended September 30, 2004, the Company’s investing activities included purchases of $103.6 million in short-term securities and proceeds from the maturity of $73.9 million of short-term and long-term marketable securities and partially offset by $1.3 million in purchases of property, plant and equipment. During the six months ended September 30, 2003, the Company’s investing activities included $13.2 million in net proceeds from short-term and long-term marketable securities and investments partially offset by $3.4 million in purchases of property, plant and equipment in connection with the Company’s on-site power generation equipment.

As of September 30, 2004, the Company had funded $1.6 million of its $5.0 million committed capital in the Skypoint Fund. The Company is obligated to contribute its remaining committed capital of approximately $3.4 million as requested by Skypoint Fund’s General Partner per the limited partnership agreement with the Skypoint Venture Partnership II (U.S.) L.P. To meet its capital commitment to the Skypoint Fund, the Company may need to use its existing cash, cash equivalents and/or marketable securities.

Net cash provided by financing activities totaled $0.5 million in the six months ended September 30, 2004, primarily due to proceeds of $4.1 million from the issuance of common stock, representing proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan. This amount was partially offset by the Company’s repurchase of 250,000 shares of Exar’s common stock for $3.7 million. During the six months ended September 30, 2003 net cash provided was $3.0 million representing proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan.

To date, inflation has not had a significant impact on the Company’s operating results.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from the Company’s stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the six months ended September 30, 2004, the Company acquired 250,000 shares of its common stock for $3.7 million. In the future, the Company may utilize the stock repurchase program to acquire additional shares of its outstanding common stock, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company’s then current needs and prevailing market conditions. The Company believes that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment acquisition needs for at least the next 12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations for that period. From time to time, the Company evaluates potential business arrangements and equity investments complementary to its design expertise and market strategy. To the extent that the Company pursues or positions itself to pursue these transactions, the Company may seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

Recent Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for the Company’s quarter ending September 30, 2004. The Company does not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

Non -Audit Services

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Company’s Audit Committee approved non-audit services performed or to be performed by PricewaterhouseCoopers LLP, the Company’s independent auditors, during the fiscal year ended March 2005 as follows: (1) corporate income tax return preparation; (2) other-tax related services; and (3) accounting advisory services with respect to filings with the SEC.

Available Information

The Company files electronically with the SEC its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company. The Company makes available on its website at www.exar.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting the Company’s Investors Relations department at (510) 668-7201 or by sending an e-mail through the Investors Homepage on the Company’s website: www.exar.com.

RISK FACTORS

The Company is subject to a number of risks. Some of these risks are endemic to the high-technology industry and are the same or similar to those disclosed in the Company’s previous SEC filings, and some risks may arise in the future. The reader should carefully consider all of these risks and the other information in this Quarterly Report before investing in the Company. The fact that certain risks are endemic to the high-technology industry does not lessen the significance of these risks.

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

The Company has experienced fluctuations in the revenue derived from its communications products over the last several quarters and expects that revenue from the sale of its communications products will grow over the long-term. However, communications product revenue may not increase in fiscal 2005. The Company is continuing to focus a significant portion of its research and sales resources on the communications market. As a result, the Company’s dependence on this market, as compared to the Company’s dependence on other markets, such as video and imaging, continues to increase. Given the Company’s increasing dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market, by taking market share from competitors, by successful introduction of new products or by maintaining market share in a growing market. If the Company is unable to generate increased revenue from its communications products, or its revenues from these products decline, the Company’s business, financial condition and results of operations will be materially and adversely impacted.

THE UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATIONS EQUIPMENT MARKET, MAY CONTINUE TO ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Periodic declines or fluctuations in consumer confidence and corporate profits, lower capital spending, the impact of the conflicts in the Middle East, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability have been adversely affected by the communications equipment industry’s extended downturn. This downturn has severely affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus adversely affecting the Company’s revenues and profitability. Communications service providers continue to face significant financial and operating challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. A delay or reduction in anticipated communications equipment spending levels may adversely affect the Company’s business, financial condition and results operations.

The Company is not able to predict the timing, strength or duration of any economic recovery. If the economy does not recover, the Company’s business, financial condition and results of operations may be materially and adversely impacted.

IF THE COMPANY FAILS TO DEVELOP AND INTRODUCE NEW PRODUCTS IN ITS CORE MARKETS THAT MEET THE EVOLVING NEEDS OF ITS CUSTOMERS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	frequent new product introductions and enhancements;

•	increasing functional integration;

•	evolving and competing industry standards;

•	changing customer requirements;

•	emerging competition and/or;

•	long design-to-production cycles;

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

The process of developing new products is complex and uncertain, and if the Company fails to accurately understand its customers’ changing needs and emerging technological trends, the Company’s business may be harmed. The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve customer acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may harm the Company’s business, financial condition and results of operations.

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues due to limited visibility being provided by customers and channel partners coupled with an increase in the number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by the Company’s customers and channel partners;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s or its channel partner’s ability to maintain adequate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	discontinuance of package and process technologies by the Company’s suppliers;

•	fluctuations in the manufacturing output, yields and capacity of the Company’s suppliers;

•	problems or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce new products and/or integrate new technologies;

•	risks associated with entering new markets should the Company decide to do so;

•	the announcement or introduction of products by the Company’s competitors;

•	competitive pressures on selling prices or product availability;

•	erosion of average selling prices as a product matures coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	increase in manufacturing costs;

•	the amount and timing of the Company’s investments in research and development;

•	market and/or customer acceptance of the Company’s products;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	build-up of customer and/or channel inventory;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	increasing costs associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the possible future requirement to record expenses for employee stock option grants; and/or

•	fluctuations in interest rates and or market values of the Company’s marketable securities.

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

The Company has experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features and availability. Additionally, the Company has experienced increased pressure on pricing from some of its competitors. Such circumstances may make some of the Company’s products unattractive due to price or performance measures. These circumstances may result in the Company losing design opportunities or may decrease its revenue and margins as a result of the increased price competition.

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

The Company does not own or operate a semiconductor fabrication facility (known as “foundry”). Most of the Company’s products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes. A single foundry, Chartered Semiconductor Manufacturing Ltd. (“Chartered”) located in Singapore, manufactures substantially all of the Company’s CMOS wafer requirements. Chartered produces semiconductors for many other companies (many of which have greater requirements than the Company), and therefore the Company may not have access on a timely basis to sufficient capacity or certain process technologies.

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

The Company does not have long-term wafer supply agreements with Chartered that would guarantee wafer or product quantities, prices, delivery or lead times. Rather, the foundry manufactures the Company’s products on a purchase order basis. The Company provides Chartered with rolling forecasts of its production requirements. However, the ability of Chartered to provide wafers to the Company is limited by the foundry’s available capacity. In addition, the Company cannot be certain that it will continue to do business with Chartered on terms as favorable as its current terms. Significant risks associated with the Company’s reliance on third party foundries include:

•	the lack of assured wafer supply;

•	limited control over delivery schedules;

•	limited manufacturing capacity of the foundry;

•	limited control over quality assurance, manufacturing yields and production costs; and/or

•	potential misappropriation of the Company’s intellectual property.

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a manufacturing disruption experienced by Chartered or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by the Company’s foundry;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products;

•	failure of the Company’s suppliers to obtain the raw materials and equipment used in the production of its ICs;

•	qualification and transfer of products to another wafer manufacturing facility;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the subcontractors’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

IF THE COMPANY’S FOUNDRY DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY’S DEMANDS OR ARE UNABLE TO PROVIDE THE TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY’S PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company depends on independent subcontractors in Asia for all of the assembly and the majority of the testing of its products. The Company’s reliance on these subcontractors involves the following risks:

•	the Company’s reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of the Company’s subcontractors;

•	disruption of services due to the outbreak of communicable diseases, acts of terrorism or civil unrest

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	the possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by the Company;

•	potential increases in assembly and test costs.

These risks may lead to introduction shipment delays and supply constraints in the Company’s products or increased cost for the finished products, either of which could adversely affect the Company’s business, financial condition or results of operations.

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

International sales accounted for 52.4% and 55.9% of net sales for the fiscal quarter ended September 30, 2004 and September 30, 2003, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

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

THE COMPLEXITY OF THE COMPANY’S PRODUCTS MAY LEAD TO ERRORS, DEFECTS AND BUGS, WHICH COULD SUBJECT US TO SIGNIFICANT COSTS OR DAMAGES AND ADVERSELY AFFECT MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS.

Although we, our customers and our suppliers rigorously test our products, nonetheless they may contain undetected errors, defects or bugs when first introduced or as new versions are released. If any of our products contain production defects or reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products to our customers, which could adversely affect our results of operations.

If defects or bugs are discovered after commencement of commercial production of a new product, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products. These costs or damages could have a material adverse effect on our financial condition and results of operations.

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

Due to the communications IC equipment product cycle, the Company has typically experienced at least a 12 to 18 month time lapse between its initial contact with a customer to realizing volume shipments. The Company first works with customers to achieve a design win, which may take six months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional six to twelve months or longer. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three and six months ended September 30, 2004, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 30, 2004, short-term investments consisted of auction rate securities, government and corporate securities of $166.6 million. The Company did not have long-term investments at September 30, 2004. At September 30, 2004, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $1.0 million, before the effect of income taxes.

The Company’s net income is dependent on, among other factors, interest income and realized gains from the sale of marketable investments. If interest rates decline or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

I TEM 4. CONTROLS AND PROCEDURES

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

Disclosure Controls. Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to allow for the accumulation and communications of information to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2004 the Company entered into settlement agreements with Vicor Corporation and Rohm Co., Ltd, and Rohm Corporation with respect to various litigation matters which are described in the Company’s Annual Report on Form 10-K, as filed on June 14, 2004 with the SEC. The settlement produced a gain before tax of approximately $1.2 million for the quarter ended September 30, 2004.

The Company is not currently a party to any other material legal proceedings.

ITE M 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

The following is a summary of share repurchases activity during the quarter ended September 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
6/30/04			347,110	$33,682
7/1/04 – 7/31/04	2,500	$12.89
8/1/04 – 8/31/04	147,500	$13.31
9/1/04 – 9/30/04	—	—

Totals	150,000	$13.30	497,110	$31,686

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on September 9, 2004 in Fremont, California. We tabulated proxies representing 39,459,457 votes, or 95.38% of the outstanding vote. At the meeting, the following matters were voted on by our stockholders and approved by the following votes:

Proposal I Election of Directors

	Number of shares
	Voted For	Withheld
Donald L. Cliffone Jr.	35,932,593	3,526,864
Ronald W. Guire	33,463,231	5,996,226

Proposal II

	Number of shares
	Voted For	Voted Against	Abstain
Proposal to approve the amendment to the Company’s 1997 Equity Incentive Plan to increase by 2,000,000 the number of shares of the Company’s Common Stock authorized for issuance there under.	22,580,184	13,395,983	3,483,290

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the current Report on Form 10-Q for the quarter ended September 30, 2004 are as follows:

Exhibit Number	Description
31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b) Reports on Form 8-K

During the quarter covered by this Report, Exar Corporation filed the following current reports on Form 8-K with the Commission:

On September 15, 2004, Exar filed a current report on Form 8-K under (i) Item 1.01. (“Entry Into a Material Definitive Agreement”) reporting that the stockholders of the Company approved an amendment to Exar Corporation’s 1997 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,000,000 shares, (ii) Item 3.03 (“Material Modification to Rights of Security Holders”) reporting that the Board of Directors of Exar Corporation approved the Third Amendment of Rights Agreement between Exar Corporation and EquiServe Trust Company, N.A., effective September 9, 2004, and (iii) Item 5.02 (“Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers”) reporting the retirement of Donald L. Ciffone, Jr. as Chief Executive Officer and President and the appointment of Roubik Gregorian as acting Chief Executive Officer and President.

On September 28, 2004, Exar Corporation filed a current report on Form 8-K under Item 2.02. (“Results of Operations and Financial Condition”) reporting that it had issued a press that updated the Fiscal 2005 Second Quarter Guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

November 9, 2004	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian) Chief Executive Officer and President (Principal Executive Officer)

November 9, 2004	By:	/s/ RONALD W. GUIRE
(Ronald W. Guire) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)