Form 10-Q
period 2004-12-31
EXAR CORP
filed 2005-02-09
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 4, 2005, 41,787,213 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 497,110 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2004

ITEM 1. FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2004	March 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$275,239	$299,140
Short-term marketable securities	166,706	137,856
Accounts receivable (net of allowances of $972 and $1,087)	3,806	7,198
Inventories	3,895	4,183
Interest receivable and prepaid expenses	3,506	1,683
Deferred income taxes, net	3,170	3,170

Total current assets	456,322	453,230

Property, plant and equipment, net	27,765	28,919
Long-term investments	3,738	3,374
Deferred income taxes, net	10,313	10,313
Other non-current assets	1,673	49

Total assets	$499,811	$495,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,934	$2,605
Accrued compensation and related benefits	3,739	3,825
Accrued sales commissions	658	739
Other accrued expenses	1,607	2,176
Income taxes payable	5,810	6,004

Total current liabilities	13,748	15,349
Long-term obligations	231	265

Total liabilities	13,979	15,614

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding Common stock, $.0001 par value; 100,000,000 shares authorized; 42,224,367 and 41,525,030 shares outstanding	413,534	407,536
Accumulated other comprehensive income (loss)	(429)	350
Retained earnings	81,041	77,035
Treasury stock, 497,110 and 247,110 shares of common stock at cost	(8,314)	(4,650)

Total stockholders’ equity	485,832	480,271

Total liabilities and stockholders’ equity	$499,811	$495,885

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales	$13,245	$17,088	$43,713	$49,334
Cost of sales	4,441	5,981	14,219	17,668

Gross profit	8,804	11,107	29,494	31,666

Operating expenses:
Research and development	5,304	5,338	16,334	16,296
Selling, general and administrative	4,962	4,874	15,524	14,210

Total operating expenses	10,266	10,212	31,858	30,506

Gain on legal settlement	—	—	1,208	—

Income (loss) from operations	(1,462)	895	(1,156)	1,160

Other income (loss), net
Interest income and other, net	2,296	1,745	5,835	5,460
Net loss on long-term investments	—	—	—	(6,000)

Total other income (loss), net	2,296	1,745	5,835	(540)

Income before income taxes	834	2,640	4,679	620
Provision for income taxes	—	448	673	1,324

Net Income (loss)	$834	$2,192	$4,006	$(704)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.02	$0.05	$0.10	$(0.02)

Diluted earnings (loss) per share	$0.02	$0.05	$0.09	$(0.02)

Shares used in the computation of earnings (loss) per share:
Basic	41,639	40,715	41,433	40,488

Diluted	42,539	42,604	42,385	40,488

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,006	$(704)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	3,559	3,689
Provision for sales returns and allowances	115	1,834
Other than temporary decline in the value of long-term investments	—	6,000
Deferred income taxes, net	—	(41)
Changes in operating assets and liabilities:
Accounts receivable	3,278	(3,279)
Inventories	288	106
Prepaid expenses and other	(3,447)	299
Accounts payable	(671)	(1,037)
Accrued compensation and related benefits	(66)	(180)
Accrued sales commissions and other accrued expenses	(684)	1,187
Income taxes payable	322	1,017

Net cash provided by operating activities	6,700	8,891

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,310)	(3,712)
Purchase of short-term marketable securities	(120,082)	(171,435)
Proceeds from maturities of short-term marketable securities	89,770	176,703
Proceeds from maturities of long-term marketable securities	—	54,186
Other long-term investments	(364)	(455)

Net cash provided by (used in) investing activities	(32,986)	55,287

Cash flows from financing activities:
Proceeds from issuance of common stock	5,978	5,565
Repurchase of common stock	(3,664)	—

Net cash provided by financing activities	2,314	5,565
Effect of exchange rate changes on cash	71	96

Net increase (decrease) in cash and cash equivalents	(23,901)	69,839
Cash and cash equivalents at the beginning of period	299,140	231,007

Cash and cash equivalents at the end of period	$275,239	$300,846

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. Exar provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) that facilitate the aggregation and transport of signals in access, metro and wide area networks. The Company’s physical layer silicon solutions address transmission standards such as T/E carrier, ATM and SONET/SDH. The Company offers a family of clock and timing devices, which leverage technology common with its existing network and transmission products. The clock and timing devices are targeted at wireless base stations, network switches and routers. The Company also provides families of serial communications solutions. Within this product offering are the low voltage and multi-channel universal asynchronous receiver transmitters (“UARTs”) which are used for various industrial, telecommunications and computer peripheral applications. In addition, the Company designs and markets IC products that address select applications for the video and imaging markets. The Company’s OEM customers include, among others, Alcatel, Cisco Systems Inc., Delphi Corporation, Digi International, Inc., Hewlett-Packard Company, Huawei Technologies Company, LTD., Logitech International S.A., Lucent Technologies, Inc., Mitsubishi Electronic Corporation of Japan, NEC Corporation, Nokia Corporation, Plantronics, Inc., Siemens A.G. and Tellabs, Inc. Exar’s Common Stock trades on the Nasdaq Stock Market, Inc. under the symbol “EXAR”.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2004 balance sheet was derived from audited financial statements at that date. All significant intercompany transactions and balances have been eliminated.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2004 included in its Annual Report on Form 10-K, as filed on June 14, 2004 with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for any future periods.

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

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Three Months Ended December 31,
	2004	2003
Risk-free interest rate	3.5%	3.5%
Expected term of options (years)	4.5	5.8
Expected volatility	64.3%	66.9%
Expected dividend yield	0	0

Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the shares under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Three Months Ended December 31,
	2004	2003
Risk-free interest rate	2.2%	0.95%
Expected term of options (years)	0.25	0.25
Expected volatility	27.8%	35.5%
Expected dividend yield	0	0

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of stock options is amortized over the options’ vesting periods.

The pro forma information for the three and nine months ended December 31, 2004 and 2003 is not indicative of future period pro forma amounts (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) - as reported	$834	$2,192	$4,006	$(704)
Add: Stockbased employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct : Total stock based employee compensation determined under the fair value based, method for all awards, net of tax	5,550	7,683	13,826	23,183

Net loss - Pro forma	$(4,716)	$(5,491)	$(9,820)	$(23,887)

Reported:
Earnings (loss) per share - Basic	$0.02	$0.05	$0.10	$(0.02)
Earnings (loss) per share - Diluted	0.02	0.05	0.09	(0.02)
Pro forma:
Loss per share - Basic and Diluted	$(0.11)	$(0.13)	$(0.24)	$(0.59)

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2004	March 31, 2004
Work-in-process	$2,472	$2,814
Finished goods	1,423	1,369

Inventories	$3,895	$4,183

NOTE 4. EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding options to purchase common stock were exercised or converted into common stock.

A summary of the Company’s earnings per share for the three and nine months ended December 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net Income (loss)	$834	$2,192	$4,006	$(704)

Shares used in computation:
Weighted average common shares outstanding used in computation of basic loss per share	41,639	40,715	41,433	40,488
Dilutive effect of stock options	900	1,889	952	—

Shares used in computation of diluted loss per share	42,539	42,604	42,385	40,488

Earnings (loss) per share - Basic	$0.02	$0.05	$0.10	$(0.02)

Earnings (loss) per share - Diluted	$0.02	$0.05	$0.09	$(0.02)

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended December 31, 2004 and 2003, options to purchase 5,442,545 and 3,839,052 shares of common stock, respectively, at exercise prices ranging from $14.55 to $59.31 and $17.63 to $59.31, respectively, were outstanding but not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method. For the nine months ended December 31, 2004 and 2003, options to purchase 4,805,467 and 4,558,548 shares of common stock, respectively, at exercise prices ranging from $14.13 to $59.31 and $15.83 to $60.75, respectively, were outstanding but not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 5. COMMON STOCK REPURCHASES

Since the inception of the Company’s current repurchase program in March of 2001 through December 31, 2004, a total of 497,110 shares of the Company’s common stock for an aggregate cost of $8.3 million has been repurchased. There was no stock repurchase activity during the three months ended December 31, 2004. At December 31, 2004, $31.7 million remained authorized for repurchases under the repurchase program.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$834	$2,192	$4,006	$(704)

Other comprehensive income:
Cumulative translation adjustments	62	27	43	54
Unrealized (loss), net on marketable securities, net of tax	(250)	(261)	(822)	(334)

Total other comprehensive loss	(188)	(234)	(779)	(280)

Comprehensive income (loss)	$646	$1,958	$3,227	$(984)

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. LONG-TERM INVESTMENTS

Long-term investments are as follows (in thousands):

	December 31, 2004	March 31, 2004	Variance Dollars	Variance percent
TechFarm	$1,815	$1,815	—	—
Skypoint	1,923	1,559	364	23%

Long-term investments	$3,738	$3,374	$364	11%

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

Skypoint Telecom Fund II

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $1.9 million as of December 31, 2004 and is contractually obligated to contribute the remaining capital of $3.1 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. The investment in the Skypoint Fund is reflected at cost on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

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

In September, 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. Consequently, the Company recorded an impairment charge of $35.3 million against its earnings in that quarter, reducing its equity

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

investment from $40.3 million to $5.0 million. During the three months ended September 30, 2003, the Company determined that the carrying value of its investment in IMC was further impaired and thus recorded a $5.0 million impairment charge to write off the remainder of its investment carrying value in IMC. The Company’s management is primarily responsible for estimating the fair value of the investment for impairment purposes and management considered a number of factors, including an independent valuation, when estimating the fair value. In May 2004, the Company entered into a Technology License Agreement with IMC, under which the Company was licensed certain rights to IMC’s PCI Express technology. In consideration of the license grant from IMC, the Company made a one-time payment of $37,000, and IMC redeemed all of its Series C Convertible Preferred Stock held by the Company. In addition, IMC and the Company executed a mutual release of claims and liabilities.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company’s commitments are comprised of the following:

As of December 31, 2004 (in thousands)
	Fiscal Year
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Purchase Obligations (1)	$3,536	$560	$560	$560	$420	$—	$5,636
Venture Investment Commitments (Skypoint Fund) (2)	3,077	—	—	—	—	—	3,077
Lease Obligations	14	72	12	12	12	3	125

Total	$6,627	$632	$572	$572	$432	$3	$8,838

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner through June 18, 2007.

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

In 1986, Micro Power Systems, Inc. (“MPSI”), one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been specifically identified. MPSI reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems or other related activities to remove subsurface chemicals, which is expected to continue for approximately an additional 5 years. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system would be immaterial. Management estimates that the accrual of $0.3 million as of December 31, 2004 is sufficient to cover the estimated remaining continued remediation activities.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. LITIGATION

In July 2004, the Company entered into a settlement agreement with Vicor Corporation and a settlement agreement with Rohm Co., Ltd. and Rohm Corporation with respect to various litigation matters which are described in the Company’s Annual Report on Form 10-K, as filed on June 14, 2004 with the SEC. The resulting settlements produced a gain before tax of approximately $1.2 million, in the period ended September 30, 2004. In addition, in connection with these settlements, the Company recovered legal fees of $0.7 million. This amount is included as a reduction of selling, general and administrative expense for the nine months ended December 31, 2004.

On November 16, 2004, Ericsson Wireless Communications, Inc. initiated a lawsuit against Exar Corporation in San Diego Superior Court. In its first amended complaint, Ericsson asserts causes of action for negligence, strict product liability, and unfair competition against Exar. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, a former customer of Exar to whom Exar sold untested semi-custom wafers. Exar has yet to answer the first amended complaint and no trial date has been set. Exar disputes the allegations in Ericsson’s first amended complaint and intends to defend the lawsuit vigorously. From time to time, the Company is involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of these matters is not always determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

All information on sales by geographic area is based upon the location to which the products were shipped.

The following table sets forth revenue by geographic area for the three and nine months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales:
United States	$6,472	$7,952	$20,670	$21,666
Asia	2,209	4,276	8,063	10,452
Europe	2,127	2,537	8,032	7,680
Singapore	1,035	1,343	2,650	5,780
Japan	1,278	689	3,799	3,265
Rest of the World	124	291	499	491

Total net sales	$13,245	$17,088	$43,713	$49,334

Substantially all of the Company’s long-lived assets at December 31, 2004 and 2003 were located in the United States.

NOTE 11. INCOME TAXES

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the third quarter of fiscal 2005, the Company revised its estimated effective income tax rate for fiscal year 2005 to 14.4% from the 17.5% rate used in the first six months of fiscal 2005. The change in the rate was primarily due to benefits related to the extension of the federal R&D tax credit during the quarter. As a result of the change, no income tax expense was recorded in the third quarter of fiscal 2005. The change in the estimated annual effective income tax rate for fiscal 2005 resulted in an increase in net income by $0.1 million for both the three and nine months ended December 31, 2004.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(Unaudited)

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for the Company’s quarter ending December 31, 2004. The Company does not believe the impact of adoption of this EITF consensus will be significant to its overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions in the beginning of fiscal 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share- Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based compensation to employees at fair value. SFAS 123R will be effective for all interim fiscal periods beginning after June 15, 2005, then will be effective for all interim fiscal periods beginning after June 15, 2005, thus effective for the Company beginning the second quarter of fiscal 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of the SFAS 123R on its financial statements.

IT EM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These forward-looking statements apply only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “continue,” “estimate,” “seek,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the Company’s net growth and net sales, (2) the Company’s gross profits, (3) industry spending and general economic conditions and their effect on the Company’s operating results, (4) the Company’s research and development efforts and related expenses, (5) the effect of interest rates on the Company’s interest income, (6) the Company’s ability to maintain positive cash flows to fund future operations and capital expenditures, (7) competitive pressures, (8) charges against earnings, (9) international sales, (10) the Company’s belief that it is positioned for growth when the communications equipment market conditions improve and (11) the Company’s selling, general and administrative expenses and the expansion of the Company’s infrastructure and operations.

Overview

Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also offers a family of clock and timing devices. In addition, the Company also designs, develops and markets IC products that address the needs of the serial communications market. In addition, the Company designs and markets IC products that address select applications for the video and imaging markets. Exar uses its design methodologies to develop products ranging from application specific standard products (“ASSPs”), designed for industry-wide applications, to custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar believes its products offer its customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system noise/jitter to improve data integrity;

•	seamless integration;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus on their core competencies and outsource standards-based solutions.

The Company’s OEM customers include, among others, Alcatel, Cisco Systems Inc., Delphi Corporation, Digi International, Inc., Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD., Logitech International S.A., Lucent Technologies, Inc., Mitsubishi Electronic Corporation of Japan, NEC Corporation, Nokia Corporation, Plantronics, Inc., Siemens A.G. and Tellabs, Inc. For the three and nine months ended December 31, 2004, no OEM customer accounted for 10% or more of the Company’s net sales.

Over the past several years, the Company has actively continued refocusing its business on products for the communications market. In the 1970’s, the Company designed, manufactured and marketed custom and general-purpose analog circuits supporting many different applications. In the 1980’s, the Company transitioned its products to analog and mixed-signal ASSP’s focusing on telecommunications, data communications, computer peripherals and consumer electronics. Through the mid-1990’s, the Company continued this product transition through internal development and strategic acquisitions and moved to a fabless semiconductor business model. In 1997, the Company leveraged its mixed signal expertise by focusing its product strategy and development efforts predominantly on the communications markets. For the three months ended December 31, 2004 the Company’s communications product sales represented 90.7% of net sales, as compared to 83.0% of net sales for the three months ended December 31, 2003. For the nine months ended December 31, 2004 the Company’s communications product sales represented 91.0% of net sales, as compared to 78.2% of net sales for the nine months ended December 31, 2003.

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

The Company’s international sales represented 51.1% of net sales for the three months ended December 31, 2004 as compared to 53.5% for the same period in 2003. The Company’s international sales represented 52.7% for the nine months ended December 31, 2004 as compared to 56.1% for the same period in 2003. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international sales and related operations expenses expose the Company to fluctuations in currency exchange rates because the Company’s international operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. Although international sales within certain countries or international sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

Financial Outlook for Fiscal Year 2005

The Company continues to experience limited visibility with respect to customer demand and ordering patterns for its communications products resulting from shortened order-to-delivery times, quickly turning orders placed and shipped within the same quarter, and uncertainties associated with future capital expenditures by communications carriers and enterprises. The Company anticipates that revenue growth will be driven by increased sales from its communications and clock products. However, these sales expectations are subject to change as customer demand, changing ordering patterns and related customer component inventory levels change. The Company’s future results of operations and financial condition may be negatively impacted if sales do not increase or decrease.

The Company has continued to win designs for its communications devices in several of its customers’ new and enhanced networking equipment, contributing to the Company’s belief that it is positioned for growth when the communications equipment market conditions improve. However, if the Company’s assumptions prove to be inaccurate, the design wins fail to result in significant revenue or the Company experiences pressure on its bookings and backlog as a result of competition or unfavorable market conditions, the Company’s future results of operations and financial condition may be negatively impacted.

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

Exar’s most critical accounting policies relate to: (1) net sales; (2) reserves for excess inventories; (3) income taxes; and (4) investments in non-marketable equity securities. Should any of the estimates and judgments used in applying the Company’s accounting policies differ from actual results, the Company’s Condensed Consolidated Financial Statements could be negatively impacted. A further discussion can be found in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Results of Operations

For the periods indicated, the following table sets forth certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	33.5	35.0	32.5	35.8

Gross profit	66.5	65.0	67.5	64.2

Operating expenses:
Research and development	40.0	31.2	37.4	33.0
Selling, general and administrative	37.5	28.6	35.5	28.8

Total operating expenses	77.5	59.8	72.9	61.8

Gain on legal settlement	—	—	2.8	—

Income (loss) from operations	(11.0)	5.2	(2.6)	2.4

Other income (loss), net
Interest income and other, net	17.3	10.2	13.3	11.1
Loss on other long-term investments	—	—	—	(12.2)

Total other income (loss), net	17.3	10.2	13.3	(1.1)

Income before income taxes	6.3	15.4	10.7	1.3
Provision for income taxes	—	2.6	1.5	2.7

Net income (loss)	6.3%	12.8%	9.2%	(1.4)%

Product Line Sales as a Percentage of Net Sales (in thousands)

The following table sets forth product line revenue information as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended December 31,		Variance Dollars	Nine Months Ended December 31,		Variance Dollars
	2004	2003		2004	2003
Net sales:
Communications	$12,013	$14,179	$(2,166)	$39,798	$38,591	$1,207
Percentage of net sales	90.7%	83.0%		91.0%	78.2%
Video & Imaging	$1,232	$2,909	$(1,677)	$3,915	$10,743	$(6,828)
Percentage of net sales	9.3%	17.0%		9.0%	21.8%

Total	$13,245	$17,088	$(3,843)	$43,713	$49,334	$(5,621)

Net sales (in thousands)

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

Net sales for the three months ended December 31, 2004 decreased by 22.5% to $13.2 million compared to $17.1 million for the three months ended December 31, 2003. Net sales for the nine months ended December 31, 2004 decreased by 11.4% to $43.7 million as compared to $49.3 million for the nine months ended December 31, 2003, which includes a one-time technology license agreement of $0.5 million. The decrease in communications net sales for the three months ended December 31, 2004, as compared to the same period in fiscal 2003 was primarily due to changes in customer inventory levels and the completion of customer’s older programs. Communications net sales for the nine months ended December 31, 2004, increased by $1.2 million as compared to the same period in fiscal 2003 which includes a one-time technology license agreement revenue of $0.5 million. The increase was primarily due to increased sales volume to core markets in the communications sector offset to a lesser extent by normal price erosion on a limited number of products. The decline in video, imaging and other products sales during the three and nine months ended December 31, 2004 reflect a decision by the Company’s primary customer in imaging sales, Hewlett-Packard, to transition some of its production to a competing supplier in addition to the completion of last time buy orders of non-strategic products.

For the three and nine months ended December 31, 2004, no OEM customer represented 10% or more of net sales. For the three and nine months ended December 31, 2003, Hewlett Packard or their subcontractors represented 7.0% and 11.6%, respectively, of net sales.

For the three and nine months ended December 31, 2004, 65.7% and 65.4%, respectively, of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers. For the three and nine months ended December 31, 2003, 65.3% and 70.0%, respectively, of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers. The decrease in OEM sales for the nine months period was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard. For the three and nine months ended December 31, 2004, 34.3% and 34.6%, respectively, of net sales were derived from product sales to the Company’s primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”). For the three and nine months ended December 31, 2003, 34.7% and 30.0%, respectively, of net sales were derived from product sales to Future and Nu Horizons.

	Three Months Ended December 31,		Variance Dollars	Nine Months Ended December 31,		Variance Dollars
	2004	2003		2004	2003
United States	$6,472	$7,952	$(1,480)	$20,670	$21,666	$(996)
Percentage of Net Sales	48.9%	46.5%		47.3%	43.9%
International	$6,773	$9,136	$(2,363)	$23,043	$27,668	$(4,625)
Percentage of Net Sales	51.1%	53.5%		52.7%	56.1%

The decrease in international sales for the three and nine months ended December 31, 2004 was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard.

Gross Profit (in thousands)

	Three Months Ended December 31,		Variance Dollars	Nine Months Ended December 31,		Variance Dollars
	2004	2003		2004	2003
Gross Profit	$8,804	$11,107	$(2,303)	$29,494	$31,666	$(2,172)
Percentage of Net Sales	66.5%	65.0%		67.5%	64.2%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering; and

•	provision for excess inventory.

The increase in gross profit as a percentage of net sales for the three and nine months ended December 31, 2004 as compared to the same periods in 2003 was primarily due to a product mix shift to a higher percentage of sales of communications products, which typically have greater margins than video and imaging products. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, competitive pricing, changes in product mix and other factors.

Total operating expenses (in thousands)

	Three Months Ended December 31,		Variance Dollars	Nine Months Ended December 31,		Variance Dollars
	2004	2003		2004	2003
Total operating expenses	$10,266	$10,212	$54	$31,858	$30,506	$1,352
Percentage of Net Sales	77.5%	59.8%		72.9%	61.8%

The increase in operating expenses for the nine months ended December 31, 2004 as compared to the same periods was primarily due to increased salaries including a charge of $0.4 million related to an international labor expense and professional fees of $0.5 million related to compliance with Sarbanes-Oxley regulations. These costs were partially offset by legal fee recovery of $0.7 million.

Research and Development (in thousands)

	Three Months Ended December 31,		Variance Dollars	Nine Months Ended December 31,		Variance Dollars
	2004	2003		2004	2003
Total Research and Development	$5,304	$5,338	$(34)	$16,334	$16,296	$38
Percentage of Net Sales	40.0%	31.2%		37.4%	33.0%

Research and Development (“R&D”) costs consist primarily of:

•	the salaries and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, mask costs supplies and services; and

•	facility expenses.

R&D expenses for the three and nine months ended December 31, 2004 were consistent with R&D expenses for the three and nine months ended December 31, 2003.

Some aspects of the Company’s R&D efforts require significant short-term expenditures, the timing of which may cause significant fluctuations in the Company’s R&D expenses. The Company expects that R&D expenses as a percentage of net sales will fluctuate in the future because of the timing of expenditures and changes in the level of net sales. The Company believes that technological innovation is critical to its over all success, and it intends to continue to invest in R&D to enhance its product offerings to meet the current and future technological requirements of its customers and markets. The Company believes that R&D expenses are likely to increase in absolute dollars, however they may decline as a percentage of net sales.

Selling, General and Administrative (in thousands)

	Three Months Ended December 31,		Variance Dollars	Nine Months Ended December 31,		Variance Dollars
	2004	2003		2004	2003
Total Selling, General, and Administrative	$4,962	$4,874	$88	$15,524	$14,210	$1,314
Percentage of net sales	37.5%	28.6%		35.5%	28.8%

Selling, General and Administrative (“SG&A”) expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional fees; and

•	facility expenses.

Total SG&A expenses for the nine months ended December 31, 2004 increased by $1.3 million to $15.5 million from $14.2 million for the same period ended December 2003. The increase in SG&A expenses for the nine months ended December 31, 2004 as compared to the same periods in the prior year was primarily due to increased salaries including a $0.4 million international labor expense and professional fees of $0.5 million related to compliance with Sarbanes-Oxley regulations. These costs were partially offset by legal fee recovery of $0.7 million.

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

Other Income (Loss) (in thousands)

	Three Months Ended			Nine Months Ended
	December 31,		Variance	December 31,		Variance
	2004	2003	Dollars	2004	2003	Dollars
Other income (loss) net	$2,296	$1,745	$551	$5,835	$(540)	$6,375
Percentage of Net Sales	17.3%	10.2%		13.3%	(1.1)%

Other income (loss) primarily consists of:

•	interest income;

•	realized gains on marketable securities; and

•	losses, including impairment charges for other than temporary decline in value of other long-term investments, or gains or losses resulting from investments in non-public companies and venture funds.

The increase in interest income, during the three and nine months ended December 31, 2004 was due to higher interest earned on cash and marketable securities balances. For the nine months ended December 31, 2004, the non-operating income decreased compared to the nine months ended December 31, 2003, primarily due to a $6.0 million impairment charge included in the nine months ended December 31, 2003, relating to the Company’s equity investment in IMC Semiconductor, Inc. and venture capital investment in the TechFarm Ventures (Q) L.P. The Company expects that its interest income will continue to fluctuate due to fluctuations in interest rates resulting from the changing economic conditions.

Provision for income taxes

The Company’s effective income tax rate for the three and nine months ended December 31, 2004 was 0% and 14.4%, respectively, compared to the federal statutory rate of 35%. The Company lowered its provisional tax rate from 17% and 20% recorded for three and nine months ended December 31, 2003, respectively. The provision for income taxes for the three and nine months ended December 31, 2004 differs from the amount computed by applying the statutory federal tax rate principally due to tax credits, tax exempt interest income and the use of acquired-company NOLs, partially offset by state income taxes.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At December 31, 2004, the Company had no foreign currency contracts outstanding.

The Company’s principal source of liquidity in the three and nine months ended December 31, 2004 were cash and cash equivalents, short-term marketable securities which, in the aggregate, increased by $4.9 million to $441.9 million at December 31, 2004 from $437.0 million at March 31, 2004. Cash and cash equivalents decreased by $23.9 million during the nine months ended December 31, 2004 primarily resulting from net cash used in investing activities of $33.0 million, partially offset by cash provided by operating activities of $6.7 million.

The Company generated net cash flows from operating activities of $6.7 and $8.9 million during the nine month periods ended December 31, 2004 and 2003, respectively. Net cash from operating activities resulted from net income of $4.0 million for the nine months ended December 31, 2004, a decrease in net accounts receivable of $3.3 million, non-cash charges including $3.7 million for depreciation and amortization, deferred income taxes, and the provision for sales returns and allowances. This increase was offset by an increase of $3.4 million in prepaid and other expense resulting from a $2.5 million prepayment on a four year software maintenance agreement and insurance premium renewals in addition to a net decrease of $1.1 million in accounts payable, other accrued expenses income taxes payable and accrued sales commissions.

Net cash used in investing activities totaled $33.0 million during the nine months ended December 31, 2004 as compared to net cash provided by investing activities of $55.3 million in the nine months ended December 31, 2003. During the nine months ended December 31, 2004, the Company’s investing activities included purchases of $120.1 million in short-term securities and proceed from the maturity of $89.4 million of short-term and long-term investments which was partially offset by $2.3 million in purchases of property, plant and equipment. During the nine months ended December 31, 2003, the Company’s investing activities included $59.0 million in net proceeds from short-term and long-term marketable securities and long term investments which was partially offset by $3.7 million in purchases of property, plant and equipment.

As of December 31, 2004, the Company had funded $1.9 million of its $5.0 million committed capital in the Skypoint Telecom Fund II (US), L.P. (“Skypoint”). The Company is obligated to contribute its remaining committed capital of approximately $3.1 million by June 18, 2007 as requested by Skypoint’s General Partner per the limited partnership agreement with Skypoint. To meet its capital commitment to the Skypoint, the Company may need to use its existing cash, cash equivalents and/or marketable securities.

Net cash provided by financing activities totaled $2.3 million in the nine months ended December 31, 2004, primarily due to proceeds of $6.0 million from the issuance of common stock, representing proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan. This amount was partially offset by the Company’s repurchase of 250,000 shares of Exar’s common stock for $3.7 million. During the nine months ended December 31, 2003 net cash provided by financing activities was $5.6 million representing proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan.

To date, inflation has not had a significant impact on the Company’s operating results.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from the Company’s stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the nine months ended December 31, 2004, the Company acquired 250,000 shares of its common stock for $3.7 million. In the future, the Company may utilize the stock repurchase program to acquire additional shares of its outstanding common stock, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and the sources of capital will be determined by management based on the Company’s then current needs and the prevailing market conditions. The Company believes that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment acquisition needs for at least the next 12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations for that period. From time to time, the Company evaluates potential business arrangements and equity investments complementary to its design expertise and market strategy. If the Company pursues or positions itself to pursue these transactions, the Company may seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

Recent Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On December 31, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for the Company’s quarter ending December 31, 2004. The Company does not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions in the beginning of fiscal 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share- Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based compensation to employees at fair value. SFAS 123R will be effective for all interim fiscal periods beginning after June 15, 2005, then will be effective for all interim fiscal periods beginning after June 15, 2005, thus effective for the Company beginning the second quarter of fiscal 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of the SFAS 123R on its financial statements. The Company does not believe the adoption of this EITF will be significant to the overall results of operations or financial position.

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

Available Information

The Company files electronically with the SEC its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company. The Company makes available on its website at: www.exar.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Copies of such documents may be requested by contacting the Company’s Investor Relations department at (510) 668-7201 or by sending an e-mail through the Investor Relations page on the Company’s website: www.exar.com.

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

The Company continues to experience fluctuations in the revenue derived from its communications products over the last several quarters and expects that revenue from the sale of its communications products will grow over the long-term. However, communications product revenue may not increase significantly above most recent levels in fiscal 2005. The Company is continuing to focus a significant portion of its research and sales resources on the communications market. As a result, the Company has increased its dependence on this market, as compared to the Company’s dependence on other markets, such as video and imaging. Given the Company’s increasing dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market, by taking market share from competitors, by successful introduction of new products or by maintaining market share in a growing market. If the Company is unable to generate increased revenue from its communications products, or its revenues from these products decline continue to decline or remain flat, the Company’s business, financial condition and results of operations will be materially and adversely impacted.

THE UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATIONS EQUIPMENT MARKET, MAY CONTINUE TO ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Periodic declines or fluctuations in consumer confidence and corporate profits, lower capital equipment spending, the impact of the conflicts in the Middle East, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability have been adversely affected by the communications equipment industry’s extended downturn. This downturn has severely affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus adversely affecting the Company’s revenues and profitability. Communications service providers continue to face significant financial and operating challenges and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. A delay or reduction in anticipated communications equipment spending levels may adversely affect the Company’s business, financial condition and results operations.

The Company is unable to predict the timing, strength or duration of any economic recovery. If the economy does not recover, the Company’s business, financial condition and results of operations may be materially and adversely impacted.

IF THE COMPANY FAILS TO DEVELOP AND INTRODUCE NEW PRODUCTS IN ITS CORE MARKETS THAT MEET THE EVOLVING NEEDS OF ITS CUSTOMERS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	frequent new product introductions and enhancements;

•	increasing functional integration;

•	evolving and competing industry standards;

•	changing customer requirements;

•	emerging competition and/or;

•	long design-to-production cycles.

The Company’s success depends in part on the successful development of new products for the Company’s core markets. The Company must (i) be able to anticipate customer and market requirements and changes in technology and industry standards; (ii) be able to accurately define and develop new products; (iii) be able to gain access to and use technologies in a cost-effective manner; (iv) continue to expand its technical and design expertise; (v) be able to timely introduce and cost-effectively have manufactured new products; (vi) be able to differentiate its products from its competitors offerings; and (vii) gain customer acceptance of its products. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers to develop new products that meet their evolving needs. Moreover, the Company must be able to respond to evolving market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner.

Products for communications applications are based on continually evolving industry standards and new technologies. The Company’s ability to compete will depend in part on its ability to identify and ensure compliance with these industry standards. The emergence of new standards could render the Company’s products incompatible with systems developed by major communications equipment manufacturers. As a result, the Company could be required to invest significant time, effort and expenses redesigning and requalifying its products to ensure compliance with industry standards.

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

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues due to limited visibility being provided by customers and channel partners coupled with an increase in the number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by the Company’s customers and channel partners;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s or its channel partners’ ability to maintain adequate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	discontinuance of package and process technologies by the Company’s suppliers;

•	fluctuations in the manufacturing output, yields and capacity of the Company’s suppliers;

•	problems or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce new products and/or integrate new technologies;

•	risks associated with entering new markets should the Company decide to do so;

•	the announcement or introduction of products by the Company’s competitors;

•	competitive pressures on selling prices or product availability;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	increase in manufacturing costs;

•	the amount and timing of the Company’s investment in research and development;

•	market and/or customer acceptance of the Company’s products;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	build-up of customer and/or channel inventory management;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	increasing costs associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the possible future requirement to record expenses for employee stock option grants; and/or

•	fluctuations in interest rates and or market values of the Company’s marketable securities.

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

INCREASING COMPETITION IN THE MARKETS IN WHICH THE COMPANY PARTICIPATES WILL MAKE IT MORE DIFFICULT FOR THE COMPANY TO SECURE DESIGN WINS.

The Company competes against an established group of semiconductor companies that focus on the communications semiconductor market. These companies include Agere Systems, Applied Micro Circuits Corporation, Integrated Device Technology, Intel, Mindspeed Technologies, PMC-Sierra, Royal Philips Electronics, Texas Instruments, TranSwitch Corporation and Vitesse Semiconductor Corporation. Additionally, the Company is facing competition from other established companies and start-up businesses that seek to enter the markets in which the Company participates.

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

The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth of the Company. However, many of the Company’s design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Additionally, some of the Company’s design wins are with privately-held, early-stage companies that may fail to bring their product to market. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 18 months. If the Company fails to convert a significant portion of its design wins into substantial revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

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

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a manufacturing disruption experienced by Chartered or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by the Company’s foundry;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products;

•	failure of the Company’s suppliers to obtain the raw materials and equipment used in the production of its ICs;

•	qualification and transfer of products to another wafer manufacturing facility;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, natural disasters; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the subcontractors’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

IF THE COMPANY’S FOUNDRY DISCONTINUES THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY’S DEMANDS OR IS UNABLE TO PROVIDE THE TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY’S PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s wafer requirements represent a small portion of the total production of the Chartered foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry may cease production of a wafer fabrication process required by the Company. Additionally, the Company cannot be certain that its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products are based. Each of these events could increase the Company’s costs and harm its ability to deliver its products on time, thereby materially and adversely affecting the Company’s business, financial condition and results of operations.

TO SECURE FOUNDRY CAPACITY, THE COMPANY MAY BE REQUIRED TO ENTER INTO FINANCIAL AND OTHER ARRANGEMENTS WITH FOUNDRIES, WHICH COULD RESULT IN THE DILUTION OF ITS EARNINGS OR OTHERWISE HARM ITS OPERATING RESULTS.

Allocation of a foundry’s manufacturing capacity may be influenced by a foundry customer’s size or the existence of a long-term agreement with the foundry. To address foundry capacity constraints, the Company and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries or “take or pay” contracts that commit a company to purchase specified quantities of wafers over extended periods. While the Company is not currently a party to any of these arrangements, it may decide to enter into these arrangements in the future. The Company cannot be sure, however, that these arrangements will be available to it on acceptable terms, if at all. Any of these arrangements could require the Company to commit substantial capital and, accordingly, could require it to reduce its cash holdings, incur additional debt or secure equity financing. This could result in the dilution of its earnings or the ownership of its stockholders or otherwise harm its operating results. Furthermore, there can be no assurance that the Company will be able to obtain sufficient foundry capacity in the future pursuant to such arrangements.

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

The Company depends on independent subcontractors in Asia for all of the assembly and the majority of the testing of its products. The Company’s reliance on these subcontractors involves the following risks:

•	the Company’s reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of the Company’s subcontractors;

•	disruption of services due to the outbreak of communicable diseases, acts of terrorism, natural disasters or civil unrest;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of the Company’s products;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	the possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by the Company; and/or

•	potential increases in assembly and test costs.

These risks may lead to shipment delays and supply constraints in the Company’s products or increased cost for the finished products, either of which could adversely affect the Company’s business, financial condition or results of operations.

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

In the future, the Company may not be able to continue to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the development of its business. Competition for skilled employees having unique technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price and the ability to offer options to as many or in amounts consistent with past practices as a result of proposed regulations regarding the expensing of options which may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options. The failure to retain and recruit, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales accounted for 51.1% and 53.5% of net sales for the fiscal quarter ended December 31, 2004 and December 31, 2003, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

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

Due to the communications IC equipment product cycle, the Company has typically experienced at least a 12 to 18 month time lapse between its initial contact with a customer to realizing volume shipments. The Company first works with customers to achieve a design win, which may take nine months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine to twelve months or longer. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three and nine months ended December 31, 2004, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 31, 2004, short-term investments consisted of auction rate securities, government and corporate securities of $166.7 million. The Company did not have long-term investments at December 31, 2004. At December 31, 2004, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $1.2 million, before the effect of income taxes.

The Company’s net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If interest rates decline or the Company is unable to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

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

Conclusion. Based on the Evaluation, the CEO and CFO have concluded that the Company’s Disclosure Controls are effective.

b) Changes in Internal Control Over Financial Reporting.

Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. initiated a lawsuit against Exar Corporation in San Diego Superior Court. In its first amended complaint, Ericsson asserts causes of action for negligence, strict product liability, and unfair competition against Exar. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, a former customer of Exar to whom Exar sold untested semi-custom wafers. Exar has yet to answer the first amended complaint and no trial date has been set. Exar disputes the allegations in Ericsson’s first amended complaint and intends to defend the lawsuit vigorously.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the current Report on Form 10-Q for the quarter ended December 31, 2004 are as follows:

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

EXAR CORPORATION (Registrant)

February 9, 2005	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian) Chief Executive Officer and President (Principal Executive Officer)

February 9, 2005	By:	/s/ RONALD W. GUIRE
(Ronald W. Guire) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)