Form 10-K
period 2005-03-31
EXAR CORP
filed 2005-06-15
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004 was $595,159,824 based on the last sales price reported for such date as reported on The Nasdaq Stock Market, Inc.

The number of shares outstanding of the Registrant’s Common Stock was 42,819,980 as of May 31, 2005, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2005 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2005 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2005

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- “ Outlook for Fiscal Year 2006” and elsewhere regarding (1) the Company’s market share and position, (2) the Company’s design wins, (3) the Company’s product enhancements, (4) the Company’s revenue growth and decline, (5) the Company’s growth and net sales, (6) the Company’s gross profits, (7) the Company’s research and development efforts and related expenses, (8) the effect of interest rates on the Company’s interest income, (9) the Company’s anticipation that it will continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term and/or lease financing and additional sales of equity securities, (10) the Company’s belief that its cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at lest the next 12 months, (11) the Company’s competitive position, (12) the Company’s belief that its success will continue to depend on its distributors and sales representatives, (13) the Company’s expectations that revenue from sale of its communications products will grow over the long-term, (14) the Company’s selling, general and administrative expenses, and (15) the possibility of future acquisitions and investments. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and, in particular, “Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

ITEM 1.    BUSINESS

Overview

Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of signals in access, metro and wide area networks over the worldwide communications infrastructure. The Company’s industry-proven analog and digital design expertise, system-level knowledge and standard complementary metal oxide semiconductors (“CMOS”) process technologies provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) addressing standards such as T/E carrier, ATM and SONET/SDH. In addition, the Company has a portfolio of clock and timing products that expanded last year with the introduction of a family of clock generation solutions that complement Exar’s clock distribution devices announced in fiscal year 2003. The clock and timing product lines leverage Exar’s phase lock loop (“PLL”) technology which is used extensively in its existing network and transmission products. The clock and timing products are targeted at wireless base stations, network switches and routers. The Company also provides one of the industry’s most comprehensive families of serial communications solutions comprised of low voltage, multi-channel universal asynchronous receiver transmitters (“UARTs”). Last year, Exar extended its product offering by releasing what the Company believes are the industry’s first 66MHz PCI 3.0 compliant UARTs targeting applications where continuous redundancy and Quality of Service at higher bus clock speeds are critical. UARTs are well suited to increase data transfer efficiency for various industrial, telecommunications and computer server applications. In addition, the Company designs and markets IC products that address select applications for the video and imaging markets.

Exar was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar’s Common Stock trades on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “EXAR”. See the information in “Part II Item 8, Financial Statements and Supplementary Data” for information on the Company’s financial position as of March 31, 2005 and 2004 and results of operations and cash flows for the periods ended March 31, 2005, 2004 and 2003.

Exar believes its broad product offerings provide its customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system noise/jitter to improve data integrity;

•	seamless integration;

•	reduced overall system cost and size through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing customers to focus on core competencies and outsource standards-based solutions.

Key elements of the Company’s solution include:

Commitment to Connectivity.    Exar remains steadfast to the Company’s commitment to connectivity—a strategic principle that drives Exar’s product strategies and serves as a foundation for customer and vendor engagements. Connectivity describes our distinctive approach in creating and providing value to our shareholders, employees, customers and suppliers.

Leading Analog and Mixed-Signal Design Expertise.    Exar has over 30 years of proven technical competency in developing analog and mixed-signal ICs. As a result, the Company has developed deep expertise in these areas and a comprehensive library of design elements. For example, the Company believes that it has particularly strong expertise in the design of high-speed, low-jitter phase-locked loops, which are key elements in its mixed-signal transceiver, jitter attenuator, data aggregation mapper products and clock devices. As a result, Exar can provide its customers with solutions that typically exceed standard specifications and allow them flexibility in designing other system elements.

Comprehensive Solutions to Enhance System Integration.    The combination of Exar’s design and system-level expertise allows it to provide a comprehensive solution that encompasses hardware, software and applications support. Exar believes that, by using its solutions, OEMs can efficiently integrate the Company’s devices into their systems, better leverage their development resources and reduce their time-to-market.

Compelling Performance Solutions.    The Company uses its systems expertise and its analog, digital and mixed-signal design techniques to architect high-performance products based on standard CMOS process technologies. Exar believes that these CMOS processes are proven, stable, predictable and able to meet its customers’ speed, power and performance requirements at a competitive price point.

The Company’s OEM customers include, among others, Adtran Inc. (“Adtran”), Alcatel, Cisco Systems Inc. (“Cisco”), Digi International, Inc. (“Digi International”), Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD. (“Huawei”), Logitech International S.A. (“Logitech”), Lucent Technologies, Inc. (“Lucent”), Marconi Corporation Plc (“Marconi”), Mitsubishi Electronic Corporation of Japan (“Mitsubishi Electronics”), NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Plantronics, Inc. (“Plantronics”), Siemens A.G. (“Siemens”), and Tellabs, Inc. (“Tellabs”). For the fiscal year ended March 31, 2005, no one OEM customer represented 10% or more of net sales.

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

•	the substantial growth in the Internet and its transformation from a text-based medium to a multimedia platform containing images, video and voice;

•	the growth of wireless communications; and

•	the increased demand for remote network access and higher-speed, higher-bandwidth communication among Local Area Networks (“LANs”), Metropolitan Area Networks (“MANs”) and Wide Area Networks (“WANs”).

The majority of installed communications systems were designed to transmit only voice communication, and, therefore, are inadequate for the high-bandwidth transmission of both voice and data. Access to the public communications network is typically based on asynchronous technologies, such as T/E carrier over copper wire. The demand for greater bandwidth is driving a migration from lower-speed T1/E1 to higher-speed T3/E3 transmission rates. The T1/E1 standard permits the transmission of data at 1.5 Mbps/2.0 Mbps, and the T3/E3 standard permits the transmission of data at 45 Mbps/34 Mbps. The backbone of the public network is built on an optical fiber transmission medium that employs synchronous technologies such as SONET/SDH. Similar to the utilization of faster transmission rates over copper wire, SONET/SDH protocols such as OC-3 (155 Mbps) are being upgraded to OC-12 (622 Mbps), OC-48 (2.5 Gbps) and OC-192 (10 Gbps) to increase the bandwidth over a single optical fiber.

The market dynamics of the communications industry changed significantly between 2000 and 2002. The industry experienced a severe downturn and it became evident the telecommunications infrastructure had been built out in excess of actual end-user demand. Many carriers that spent billions of dollars expanding their networks rapidly decreased capital expenditures on networking equipment in an effort to stabilize their financial conditions. This dynamic severely impacted Exar’s customers during this period and many OEMs, in addition to eliminating excess inventory, underwent extensive restructuring and significantly downsized their organizations to reduce expenses. Beginning in calendar year 2003, the Company noted increased development activity within the telecommunications industry as OEMs sought to support increased bandwidth requirements from end-users over the existing telecommunications infrastructure. At the beginning of calendar year 2004, the Company experienced an increase in customer orders in anticipation of growth in end demand. As end demand growth proved to be lower than anticipated by the Company’s customers, they reduced their inventory stocks, thereby reducing orders placed with the Company during the remainder of calendar year 2004. At the same time, the Company’s OEM customers were and continue to be under tremendous pressure to develop new products for access and MAN markets that will enable carriers to leverage their current network infrastructure.

To address these evolving requirements of the communications industry, OEMs must develop and introduce increasingly sophisticated systems with fewer engineering resources. To achieve the performance and functionality required of these systems, communications OEMs are using increasingly complex communications ICs, which now account for a significant portion of the value-added proprietary content of these systems. As a result of new equipment introductions, coupled with the reduction in their technical staff, the proliferation of transmission standards and the difficulty of designing and producing communications ICs internally, equipment suppliers are increasingly outsourcing the design and production of the ICs incorporated into their systems.

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

Leverage Analog and Mixed-Signal Design Expertise to Provide Integrated System-Level Solutions.    Utilizing its strong analog and mixed-signal design expertise, the Company integrates mixed-signal physical interface devices with digital access control devices. The Company offers products that integrate transceivers with jitter attenuators and framers/ATM UNIs on a single IC. The Company’s data aggregation devices leverage its T/E carrier and SONET/SDH expertise, mapping multiple T3 data streams into a SONET/SDH stream. These configurations enable OEMs to use less board space and reduce their overall system cost. In the last two years, the Company has utilized its PLL knowledge to introduce new clock products for communications and server applications.

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

Leverage Broad Product Portfolio to Accelerate Communications Product Development.    Exar believes it has developed a strong presence in the serial communications market, where the Company has leading industry customers and proven technological capabilities. The Company’s design expertise has enabled it to offer a diverse portfolio of both industry standard and proprietary serial communications products. In addition, the Company has further expanded its communications portfolio by offering a family of clock distribution devices, which leverage technology common with its existing network and transmission products.

Use Standard CMOS Process Technologies to Provide Compelling Price/Performance Solutions.    Exar designs its products to be manufactured using standard CMOS processes. The Company believes that these processes are proven, stable and predictable and benefit from the extensive semiconductor-manufacturing infrastructure devoted to CMOS processes. Therefore, the Company believes that it can achieve a higher level of performance at a lower cost than competitors’ products based on alternative manufacturing technologies. However, in certain cases the Company may use other process technologies to take advantage of their performance advantages.

Leverage Fabless Semiconductor Model.     Exar has long-standing relationships with third-party assembly, test and wafer foundries to manufacture the Company’s ICs. The Company’s fabless approach allows it to avoid substantial capital spending, obtain competitive pricing, minimize the negative effects of industry cycles, reduce time to market, reduce technology and product risks, and facilitate the migration of the Company’s products to new CMOS process technologies, which reduce costs and power consumption plus optimizes performance. By leveraging the fabless model, Exar can focus on its core competencies of sales, marketing and product design and development.

Products

Communications

Exar’s products for T/E carrier, ATM and SONET/SDH applications include high-speed analog, digital and mixed-signal physical interface and access control ICs. The physical interface IC consists of a transmitter and receiver that, when integrated, is called a transceiver. Transceivers interface with the physical transmission media. Most of these high-speed, mixed-signal ICs convert parallel digital inputs into a single analog bit stream that is many times faster than the original signal. Access control circuits are digital circuits that format, or frame, the data, perform error checking, and in some applications, aggregate signals by mapping multiple lower-speed data streams to a single higher-speed stream. The figure below illustrates where the Company’s products are employed within networking equipment.

Exar’s communications products include analog front ends (“AFEs”), transmitters, receivers, transceivers (also known as line interface units or “LIUs”), PHYs, jitter attenuators, framers, clocks, ATM UNIs and data aggregation mappers. These products are used in networking equipment such as SONET/SDH Add/Drop Multiplexers (“ADMs”), PBX, central office switches, digital cross connects, multi-service provisioning platforms, routers and DSLAMs.

T1/E1

Exar offers the broadest range of products in the T1/E1 segment encompassing AFEs, short-haul and long-haul LIU’s and LIU/framer combinations that incorporate its industry first reconfigurable, relayless, redundancy with integrated termination resistors and jitter attenuators. Used individually, or in chip sets, Exar’s T1/E1/J1 devices offer customers key advantages including design flexibility, enhanced system reliability and standards compliance which are critical components of high-density, low-power system boards and line-cards. In addition, Exar’s T1/E1/J1 LIU combination products simplify the design process. Exar’s T1/E1 portfolio includes products with up to 21 channels of AFE, up to 14 channels LIU/JA and up to 8 channel LIU/framer combinations.

T3/E3

The Company continues to enhance its T3/E3 physical interface solutions with integrated transceivers, covering one, two, three, four, six and twelve-channels, with or without integrated jitter attenuation, that achieve high performance levels, while requiring less board space and lower overall power in multi-port applications. Extending its jitter attenuation capabilities, Exar incorporates desynchronization in its transceivers and data aggregation mappers to solve complex timing issues associated with mapping/demapping from SONET/SDH (synchronous) to T3/E3 (asynchronous) environments. Last year, the Company introduced three new multi-channel DS3/E3 LIU/Framer/JA combination devices which offer customers additional design flexibility.

SONET/SDH

Exar’s data aggregation mapper solutions leverage the Company’s expertise in T/E carrier with SONET/SDH enabling the Company to provide unique solutions to the SONET/SDH market place. In addition to integrating SONET PHY capability into its data aggregation mappers, the Company also offers an OC-48 PHY and plans to complement these devices with additional OC-48 data aggregation solutions. Exar’s access control products include framers and ATM UNIs, in addition to its data aggregation mappers. Complementing Exar’s OC-3 to OC-48 SONET/SDH devices was the addition of a highly integrated and innovative OC-3/STM-1 to OC-192/STM-64 multi-rate framer. This product extends Exar’s SONET/SDH capabilities to cover all data rates starting from OC-3/STM-1 to OC-192/STM-64. In addition, the device enables significant flexibility in line card design coupled with substantial cost and power savings.

Clock and Timing

Whether regulating data transmissions or executing system instructions, clocks perform the critical role of producing precisely timed and repeated impulses that synchronize the overall system or other embedded applications. In fiscal 2004, Exar introduced a family of five new programmable skew clock components—clock distribution devices—targeted at high-performance system boards, offering flexibility to board designers by providing them with precision, low jitter, programmable skew, zero delay and fan out buffers. These were followed in fiscal 2005 by a series of Intelligent Dynamic Clock Switch (IDCS), or clock generation, devices. These devices offer features including dynamic switch, manual override, on-board redundancy and fail-safe operations plus other features that enable customers to develop easily applications that increase over-all system reliability. Exar offers both clock generation and distribution capabilities to customers targeting the wireless base station, network switch and router markets.

In addition, the Company also supplies a family of V.35 transceiver products used for data transmission, primarily in networking equipment such as routers and bridges.

The following table describes some of the Company’s key communications products:

Product Description	Applications
2 x OC-192/16 x OC-48 mapper	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects
OC-48 to 4 x OC-12/16 x OC-3 mapper	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects
OC-12 to 12 x T3/E3/STS-1 mapper OC-3 to 3 x T3/E3/STS-1 mapper	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects
OC-48 PHY (transceiver) OC-48 framer	SONET/SDH add/drop multiplexers, ATM switches, routers and digital cross connects
T3/E3/STS-1 1, 2, 3, 4, 6, 12-channel transceivers T3/E3/STS-1 1-channel receiver, transmitter	SONET/SDH multiplexers and digital cross connects
T3/E3/STS-1 1, 2, 3, 4, 6, 12-channel transceivers/jitter attenuators/desync	SONET/SDH multiplexers and digital cross connects
T3/E3 1, 3, 4-channel jitter attenuators	Multiplexers, switches and digital cross connects
T3/E3 1, 2, 3, 4, 6, 8-channel framers	Multiplexers and digital cross connects
T3/E3 1, 3, 4-channel ATM UNIs	ATM switches/routers/hubs
T3/E3 1 channel integrated ATM UNI/LIU Combo	DSLAMs, routers, internet access equipment, frame relay and ATM switches/routers/hubs
T1/E1 1, 4, 8, 14-channel SH and LH/SH transceivers	Routers, internet access equipment, frame relay and ATM switches/routers/hubs
T1/E1 1, 2, 4, 8-channel framers/LIU Combo	Routers, internet access equipment, frame relay and ATM switches/routers/hubs
T1/E1 8-channel framer	Routers, internet access equipment, frame relay and ATM switches/routers/hubs
E1 multi-channel transceivers	Multiplexers, frame relay and ATM switches/routers/ hubs
T1/E1 clock adaptors	Frame relay access devices and remote access servers
BITS clock extractor	Frame relay devices, DSLAMs, multiplexers, digital cross connects
Clock multipliers	Network and telecommunication equipment
Programmable skew and zero delay buffer	Network and telecommunication equipment
Intelligent Dynamic Clock Switch	Network and telecommunication equipment
Multi-protocol serial interface	Multiplexers, access equipment and routers
V.35 serial interface	Multiplexers, access equipment and routers

The Company introduced a number of new communications ICs in the fiscal year ended March 31, 2005 that provide an expanded line of T/E carrier products, SONET/SDH products, as well as clock distribution devices. With respect to T/E carrier, the Company introduced additional multi-channel, multi-function ICs to the portfolio, that integrate transceivers, jitter attenuators, framers and ATM UNIs. For SONET/SDH, Exar introduced additional devices focused on data aggregation,—combining OC-3 (155 Mbps) capability with OC-12 (622 Mbps) and OC-48 (2.5 Gbps) capabilities. In the clock and timing markets, Exar introduced a new family of clock ICs called Intelligent Dynamic Clock Switch (IDCS), which when added to the Company’s Programmable Skew Clocks (PSB) announced in fiscal 2004, make Exar one of the few companies offering both clock solutions.

Serial Communications

There is a move from parallel to serial interfaces for chip-to-chip or system-to-system interconnects. By converting parallel links into serial, UARTs play a vital role in reducing the large number of wires and traces that are in the existing legacy designs. In addition to this conversion, an off-chip UART that is not part of a central processing unit (CPU) offers additional benefits by off loading functions such as interrupt processing and data flow control that enables increased CPU bandwidth.

Exar has one of the broadest ranges of highly-integrated UART products that are compatible with 16C550 industry standard devices. The product portfolio consists of single, dual, quad and octal channel devices with enhanced feature sets, and a broad range of packaging options. These products provide an easy migration path from one product generation to the next. All are highly-integrated UARTs with First-In, First-Out (“FIFO”) circuitry, which the Company believes are the de-facto industry standard for multi-channel FIFO UARTs used in multi-port applications. In addition to these solutions, the Company has one of the industry’s smallest (5x5x0.9mm) full-featured single-channel UARTs. This small package solution is ideal for a variety of portable and handheld applications in which board space is minimal and extended battery life is critical. In fiscal year 2005, Exar introduced a multi-channel 66MHz PCI 3.0 UART that provides an ideal solution for system management and administration of applications where continuous redundancy and quality of service at higher bus clock speeds are critical. It also enables an easy migration path from Exar’s 33MHz PCI interface devices for higher-speed applications.

Exar sells its UART products to the remote access, data collection, industrial automation, point-of-sale and handheld/mobile markets.

The following table describes some of the Company’s key serial communications products:

Product Description	Applications
1, 2, 4-channel UART with 128 byte FIFO	Process control systems
2, 4, 8-channel PCI UART with 64 byte FIFO 2, 4, 8-channel Universal I/O 33MHz PCI UART 8-Channel Universal I/O 66MHz PCI 3.0 UART	PCI interface for network control management
2, 4, 8-channel UART with 64 byte FIFO	Network management, remote access servers and point of sale systems, personal digital assistants and GPS
1, 2, 4-channel UART with 16 byte FIFO	Hub management, high-speed modems, PC I/O cards, process control systems, switches and serial port equipment
2-channel UART with 8 byte FIFO	Process control systems, switches and serial port equipment
2-channel UART	Serial port equipment

Video and Imaging

Exar supplies high-performance analog-to-digital converters (“ADCs”), and integrated analog front ends (“AFEs”), for products such as digital copiers and scanners, digital still cameras (“DSCs”), and multifunctional peripherals (“MFPs”). These ICs incorporate scanning, faxing, copying and printing functions in a single integrated system. The Company uses advanced design techniques and process technologies to integrate low-power converter architectures with surrounding analog functions, thereby reducing system costs.

The following table describes some of the Company’s key products for the video and imaging markets:

Product Description	Applications
12bit/20 or 30 Msps AFEs	High speed scanners, DSCs, camcorders and video conferencing
10bit/18, 20 or 27 Msps AFEs	DSCs, camcorders and video conferencing
3-channel 12, 14 or 16bit/6, 8, 12 or 15 Msps AFEs	Scanners, MFPs and digital color copiers
10bit/20 or 40 Msps ADCs	High-end DSCs and broadcast video
8bit/6 Msps ADCs	Video boards, scanners and battery powered devices
8bit/10Msps AFEs	Check scanners and POS terminals
8, 10 or 12 bit serial input DACs (digital-to-analog converter)	Voltage control and power control for wireless equipment

Net sales for 2005, 2004 and 2003 fiscal years for the Company’s product lines are disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Sales and Customers

The Company markets its products in North and South America through 23 independent sales representatives and two independent, non-exclusive primary distributors, as well as the Company’s own direct sales organization. The Company currently has domestic support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles and Fremont, California, Additionally, the Company is represented in Europe and the Asia/Pacific region by its wholly-owned foreign subsidiaries and international support offices in Kawasaki, Japan;

Shanghai, China; and Valauris, France. In addition to these Exar offices, 22 independent sales representatives and other independent, non-exclusive distributors represent the Company in Europe and the Asia/Pacific region. The Company’s international sales represented 50.9%, 53.5% and 58.6% of net sales for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Net sales by region for the 2005, 2004 and 2003 fiscal years are disclosed in “Part II, Item 8. Financial Statements and Supplementary Data, Note 12, Industry and Segment Information.”

For the 2005, 2004 and 2003 fiscal years, the Company’s long-lived assets were primarily located in the United States.

The Company’s OEM customers include, among others, the following:

Communications	Serial and Other Communications	Video and Imaging
• Adtran • Alcatel • Cisco • Huawei • Lucent • Marconi • NEC • Nokia • Siemens • Tellabs	• Canon • Cisco • Digi International • Fujitsu • Plantronics • Hewlett-Packard • Huawei • IBM • Mitsubishi Electronics • Samsung	• Hewlett-Packard • Logitech

Hewlett-Packard accounted for 26.4% of the Company’s net sales for the fiscal year ended March 31, 2003. For the fiscal years ended March 31, 2005, 2004 and 2003, no other OEM customer accounted for 10% or more of the Company’s net sales. The sharp decline in video, imaging and other products sales reflected a decision by the Company’s primary customer in imaging sales, Hewlett-Packard, to transition some of its production to a competing supplier. The Company sells its products to distributors and OEMs throughout the world. For the year ended March 31, 2005, worldwide sales through the Company’s two primary distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 36.8% of net sales. Future Electronics (“Future”) was and continues to be the Company’s largest primary distributor. Future, on a worldwide basis, represented 20.4%, 20.3% and 17.2% of net sales in fiscal years 2005, 2004 and 2003, respectively. The Company’s second largest primary distributor, Nu Horizons Electronics Corp. (“Nu Horizons”), accounted for 16.4%, 13.4% and 6.5% of net sales in fiscal years 2005, 2004 and 2003, respectively.

Manufacturing

Exar outsources all of its fabrication and assembly, as well as the majority of its testing operations. This fabless manufacturing model allows the Company to focus on its core competencies of sales, marketing and product design and development.

The majority of the Company’s current products are implemented in standard CMOS. The Company uses CMOS manufacturing processes to take advantage of that technology’s lower power consumption, cost-effectiveness, foundry availability and ever-increasing speed. Chartered Semiconductor Manufacturing (“Chartered”) manufactures substantially all of the CMOS semiconductor wafers from which the Company’s products are manufactured. The Company does not have long term supply agreements with Chartered. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

Most semiconductor wafers are shipped to the Company’s subcontractors in Asia for wafer test and assembly, where they are cut into individual die and packaged. Independent contractors in Hong Kong and

Indonesia perform most of the Company’s assembly work. Following assembly, final test and quality assurance are performed either at the Company’s Fremont, California facility or at its subcontractors’ facilities in Asia. The combination of various functions makes the test process for analog and mixed-signal devices particularly difficult. Test operations require the programming, maintenance and use of sophisticated computer-based test systems and complex automatic handling systems.

Research and Development

Exar believes that the continued introduction of new products in its targeted and adjacent markets is essential to its growth. Exar’s research and development is focused on developing high-performance analog, digital and mixed-signal solutions addressing the high-bandwidth requirements of communications systems OEMs. Exar continues to make significant investments in advanced design tools and high-performance standard cell libraries. By utilizing these tools, the Company pursues the development of design methodologies that are optimized for reducing design-cycle time and increasing chances of first-time success. In order to support high pin-count devices, the Company continues to develop high-performance packages for its new products in collaboration with packaging suppliers. Exar spent $22.0 million, $21.8 million and $22.3 million on research and development in fiscal years 2005, 2004 and 2003, respectively.

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

Because the IC markets are highly fragmented, the Company generally encounters different competitors in its various target markets. Competitors with respect to the Company’s communications products include Agere Systems, Applied Micro Circuits Corporation, Integrated Device Technology, Inc., Intel Corporation, Mindspeed Technologies, Inc., PMC Sierra, Inc., TranSwitch Corporation and Vitesse Semiconductor Corporation. Competitors in the clock products area include Cypress Semiconductor, Integrated Circuit Systems, Inc. and FreeScale Semiconductor, Inc. Competitors in the Company’s serial communications and video and imaging markets include Royal Philips Electronics, Texas Instruments Incorporated and Wolfson Microelectronics LTD.

Backlog

Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment occurring during the succeeding six months. As of March 31, 2005, Exar’s backlog was $9.6 million, compared to $10.3 million as of March 31, 2004.

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

Intellectual Property Rights

The Company has 111 patents issued and 21 patent applications pending in the U.S. The Company has 14 patents issued and 25 patent applications pending in various foreign countries. The Company’s existing patents will expire between 2005 and 2022, or sooner if it chooses not to pay renewal fees. The Company believes that its intellectual property is critical to its current and future success. However, the Company does not believe that it is materially dependent upon any one patent. To protect its intellectual property, the Company also relies on a combination of mask work registrations, trademarks, copyrights, trade secrets, employee and third party nondisclosure agreements and licensing arrangements. The Company may enter into license agreements or other agreements to gain access to externally developed products or technologies.

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

The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that the Company’s products do not infringe any patents or proprietary rights of third parties. Occasionally, the Company is informed by third parties of alleged patent infringement. In the event that any relevant claims of third-party patents are found to be valid and enforceable, the Company may be required to:

•	stop selling, incorporating or using its products that use the infringed intellectual property;

•	obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, although, such license may not be available on commercially reasonable terms, if at all; and

•	redesign the Company’s products so as not to use the infringed intellectual property, which may not be technically or commercially feasible or meet customer requests.

If the Company were required to take any of the actions described above or defend against any claims from third parties, its business, financial condition and results of operations could be harmed. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

Employees

As of March 31, 2005, the Company employed 268 full-time employees, with 120 in research and development, 55 in operations, 51 in marketing and sales and 42 in administration. Of the 120 research and development employees, 65 hold advanced degrees. The Company’s ability to attract, motivate and retain qualified personnel is essential to its continued success. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” None of the Company’s employees is represented by a collective bargaining agreement, nor has the Company ever experienced a work stoppage due to labor issues. The Company believes its employee relations are good.

Available Information

The Company files electronically with the SEC its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company. The Company makes available on its website at: www.exar.com, free of charge, copies of these documents as soon as reasonably practicable after filing or furnishing such documents to the SEC. Copies of such documents may be requested by contacting the Company’s Investor Relations Department at (510) 668-7201 or by sending an e-mail through the Investor Relations page on the Company’s website: www.exar.com.

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

Intelligent Dynamic Clock Switch (“IDCS”):

A method of switching between two clock inputs when one of them fails.

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

Programmable Skew Buffer (“PSB”):

A device that provides compensation for the delay skew introduced into the clock distribution network by different trace lengths.

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

Wide Area Network (“WAN”):

A shared network of computers and data devices that spans a large geographical area, such as the Internet, transporting long distance between MANs.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the Company’s executive officers, and their ages as of March 31, 2005, are as follows:

Name	Age	Position
Roubik Gregorian	55	President, Chief Executive Officer and Director
Michael Class	47	Vice President, Worldwide Sales
Mir Bahram Ghaderi	53	Vice President and General Manager, Network and Transmission Products Division
Ronald W. Guire	56	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director
Thomas R. Melendrez	51	General Counsel, Secretary and Vice President Business Development
Stephen W. Michael	58	Vice President, Operations and Reliability & Quality Assurance

Roubik Gregorian joined the Company in 1995 as President, Startech Division, when the Company acquired Startech Semiconductor, Inc., where he served as President. During Dr. Gregorian’s tenure at the Company, he was appointed Chief Technology Officer and Vice President of the Communications Division in 1996 and Chief Technology Officer, Senior Vice President/General Manager, Communications Division, in 1998. Dr. Gregorian was promoted to Executive Vice President/General Manager, Communications Division in 2002 and to Chief Operating Officer in 2003. Dr. Gregorian served as the Company’s acting President and Chief Executive Officer from September 2004 to February 2005, when he was appointed to his current position of President and Chief Executive Officer. Dr. Gregorian has been a director of the Company since March 2005. From 1983 to 1994, Dr. Gregorian served as Vice President of Research and Development and Chief Technology Officer for Sierra Semiconductor where he directed the company’s product strategy and product development activities including the data communications and graphic products which were instrumental in taking the company public in 1991. From 1977 to 1983, Dr. Gregorian was manager of analog and telecommunications products at American Microsystems where he received several awards including one for developing the industry’s first PCM CODEC. Dr. Gregorian has been issued 26 patents, authored two textbooks and 45 technical articles. He received his M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as a M.Sc. from Tehran University in Electrical Engineering.

Michael Class joined the Company as Director of Western Area Sales in 1997. In January 1998, he was promoted to the position of Vice President, North American/European Sales and was promoted to Vice President, Worldwide Sales in July 1999. Mr. Class has over 25 years of experience in the semiconductor industry, including employment with IC Works, Inc. as Area Sales Manager for the Western U.S. and Canada. Prior to joining IC Works, Mr. Class held various sales management positions with Intel Corporation and VLSI from 1979 to 1995. He holds a B.S. in Electrical Engineering from Lehigh University and an M.B.A. from LaSalle University.

Mir Bahram Ghaderi joined the Company in March 1995 as Director of Engineering, Startech Division, when the Company acquired Startech Semiconductor, Inc., where he served as Vice President of Engineering. He was promoted to Divisional Vice President of Engineering, Communications Division in September 2001, and to his current position as Vice President and General Manager, Network and Transmission Products Division, in April 2003. Prior to joining Startech in 1994, he was Director of Engineering, Modem/Clock Products, at Sierra Semiconductor, Inc. Dr. Ghaderi has 24 years of product development experience in the semiconductor industry and received a M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as a M.S.E.E. from Tehran University.

Ronald W. Guire is the Executive Vice President, Chief Financial Officer, and Assistant Secretary for Exar Corporation. He joined the Company in 1984 as Vice President and Treasurer; in 1985 his title was changed to Vice President, Chief Financial Officer (CFO) and Secretary (until June 2001 when he became Assistant Secretary), and in 1995 Mr. Guire was named Executive Vice President. Mr. Guire has been a director of the Company since 1985. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from

1979 prior to joining the Company. Mr. Guire is a member of the California Society of Certified Public Accountants and a member of Financial Executives International. Mr. Guire holds a B.S. in Accounting from California College of Commerce and has been a certified public accountant since 1977.

Thomas R. Melendrez joined the Company in April 1986 as Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, Mr. Melendrez was promoted to Corporate Vice President, General Counsel. In June 2001, Mr. Melendrez was appointed Secretary of the Company. In April 2003, Mr. Melendrez assumed, in addition to his other duties, the responsibilities of Vice President, Business Development. Mr. Melendrez has over 25 years legal experience in the semiconductor and related industries. He received a B.A. from the University of Notre Dame, a J.D. from the University of San Francisco, and an M.B.A. from Pepperdine University.

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

ITEM 2.    PROPERTIES

Exar’s executive offices, marketing and sales, research and development, manufacturing, test and engineering operations are located in Fremont, California in two buildings that the Company owns, which consist of approximately 151,000 square feet. Additionally, the Company owns approximately 5.3 acres of undeveloped property adjacent to its headquarters, which is presently being held for future office expansion. The Company believes that its existing facilities are suitable and adequate for its current needs. The Company leases additional space for sales offices in or near Atlanta; Boston; Chicago; Dallas; Kawasaki, Japan; Shanghai, China: and Valauris, France.

ITEM 3.    LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. initiated a lawsuit against Exar Corporation in San Diego Superior Court. In its first and second amended complaints, Ericsson asserts causes of action for negligence, strict product liability, and unfair competition against Exar. Through its complaint, Ericsson seeks unspecified monetary damages and unspecified injunctive relief. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, a former customer of Exar to whom Exar sold untested semi-custom wafers. Exar answered Ericsson’s Second Amended Complaint on March 21, 2005. The Court has set a trial date of May 12, 2006 and discovery is continuing. Exar disputes the allegations in Ericsson’s first and second amended complaints and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Ericsson will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

On April 15, 2005, Vicor filed a cross-complaint against Exar in San Diego Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor also alleged that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, Exar filed a demurrer to all but one of the indemnity causes of action in Vicor’s Cross-Complaint. The hearing on Exar’s demurrer is scheduled for June 17, 2005. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

On March 4, 2005, Exar filed a complaint in Santa Clara Superior Court against Vicor. In the complaint, Exar sought a declaration regarding the respective rights and obligations, including warranty and indemnity rights and obligations, under the written contracts between Exar and Vicor for the sale of untested, semi-custom wafers. In addition, Exar sought a declaration that it was not responsible for any damages that Vicor must pay to Ericsson or any other customer of Vicor arising from claims that Vicor sold allegedly defective products.

On March 17, 2005, Vicor filed a cross–complaint against Exar and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that Exar sold to Vicor in Santa Clara Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor also alleged that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego case discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, Exar filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. The hearing on Exar’s demurrer is scheduled for July 14, 2005. No trial date has been set in the matter. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

The Company is not currently a party to any other material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The Common Stock of Exar is traded on NASDAQ under the symbol “EXAR.” The following table sets forth the range of high and low sales prices of the Company’s Common Stock for the periods indicated, as reported by NASDAQ. The listed quotations represent inter-dealer prices without retail markups, markdowns or commissions.

	Common Stock Prices
	High	Low
FISCAL 2005
Quarter Ended March 31, 2005	$14.97	$13.22
Quarter Ended December 31, 2004	$15.56	$13.84
Quarter Ended September 30, 2004	$15.13	$12.45
Quarter Ended June 30, 2004	$19.74	$13.99

FISCAL 2004
Quarter Ended March 31, 2004	$22.26	$16.91
Quarter Ended December 31, 2003	$19.53	$13.55
Quarter Ended September 30, 2003	$17.72	$14.04
Quarter Ended June 30, 2003	$16.47	$12.85

The Company has never paid cash dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 197 stockholders on record as of May 31, 2005. The Company believes it had in excess of 7,500 beneficial stockholders as of such date. The last sales price for Exar’s Common Stock, as reported by Nasdaq on May 31, 2005 was $14.40 per share.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7. of this Report.

Exar Corporation

Selected Consolidated Financial Data

For Fiscal Years Ended March 31, 2005, 2004, 2003, 2002 and 2001

	Fiscal Years Ended March 31,
	2005	2004(A)	2003(B,C)	2002(D)	2001
	(In thousands, except per share amounts)
Consolidated Statements of Operation Data:
Net sales	$57,369	$67,196	$67,008	$54,988	$112,924
Gross profit	39,156	43,959	36,811	30,964	66,956
Income (loss) from operations	(2,321)	2,747	(4,221)	(8,882)	18,146
Net income (loss)	5,319	4,636	(32,300)	4,028	28,434

Net income (loss) per share:
Basic	$0.13	$0.11	$(0.81)	$0.10	$0.75
Diluted	$0.13	$0.11	$(0.81)	$0.10	$0.66

Shares used in computation of net income (loss) per share:
Basic	41,532	40,656	39,674	38,921	38,104
Diluted	42,423	42,510	39,674	41,996	42,856

	As of March 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term and long-term marketable securities	$446,285	$436,996	$422,110	$404,201	$432,384
Working capital	447,292	437,881	368,489	351,867	412,772
Total assets	504,280	495,885	479,225	503,035	499,348
Long-term obligations	1,342	265	312	385	476
Retained earnings	82,354	77,035	72,399	104,699	100,673
Stockholders’ equity	$490,047	$480,271	$466,766	$491,505	$483,997

(A)	Fiscal 2004 included impairment charges of $6.0 million related to the Company’s investment in IMC ($5.0 million) and TechFarm ($1.0 million).
(B)	Fiscal 2003 included a charge of $2.3 million to cost of sales related to the write-down of inventory the Company determined to be excess.
(C)	Fiscal 2003 included impairment charges of $35.9 million related to the Company’s investment in IMC ($35.4 million) and TechFarm ($0.5 million).
(D)	Fiscal 2002 included an impairment charge of $0.7 million related to the Company’s investment in TechFarm.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Please see “Forward Looking Statements” in Part I above. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, among others, those identified under “Risk Factors.”

Overview

Exar designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company designs, develops and markets IC products that address the needs of the serial communications market and also offers a family of clock and timing devices. In addition, the Company designs and markets IC products that address select applications for the video and imaging markets. Exar uses its design methodologies to develop products ranging from ASSPs, designed for industry-wide applications, to custom solutions for specific customer applications. These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar believes its products offer its customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system noise/jitter to improve data integrity;

•	seamless integration;

•	reduced overall system cost and size through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus on core competencies and outsource standards-based solutions.

The Company’s OEM customers include, among others, Adtran Inc. (“Adtran”), Alcatel, Cisco Systems Inc. (“Cisco”), Digi International, Inc. (“Digi International”), Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD. (“Huawei”), Logitech International S.A. (“Logitech”), Lucent Technologies, Inc. (“Lucent”), Marconi Corporation Plc (“Marconi”), Mitsubishi Electronic Corporation of Japan (“Mitsubishi Electronics”), NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Plantronics, Inc. (“Plantronics”), Siemens A.G. (“Siemens”), and Tellabs, Inc. (“Tellabs”). For the fiscal year ended March 31, 2005, no one OEM customer represented 10% or more of net sales.

The Company markets its products in North and South America through independent sales representatives and independent, non-exclusive distributors, as well as the Company’s own direct sales organization. Additionally, the Company is represented in Europe and the Asia/Pacific region by its wholly-owned foreign subsidiaries, independent sales representatives and independent, non-exclusive distributors. The Company’s international sales represented 50.9%, 53.5% and 58.6% of net sales for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international related operations expenses expose the Company to fluctuations in currency exchange rates because the Company’s foreign operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

Fiscal 2005 Review

During fiscal year 2005, the Company experienced continued sales growth in its network and transmission market offset by lower sales in the serial communications and substantially lower sales in the video and imaging markets. The Company chose to harvest its historical investment in the video and imaging market by only devoting limited development resources to specific market opportunities. For fiscal year 2005, sales of its communications products, which encompass network and transmission products and serial communication products, represented 91.9% of its net sales, as compared to 81.1% and 59.1% of its net sales for the fiscal years ended March 31, 2004 and 2003, respectively. This change in the mix of product sales resulted in improved gross margins as a percentage of net sales in fiscal year 2005 which increased to 68.3% as compared to 65.4% and 54.9% for fiscal years 2004 and 2003, respectively. The Company believes that increased sales of its communications products are primarily due to the gradual recovery experienced in the telecommunications market and its T1/E1 products beginning to move from qualification to production levels. For fiscal year 2005, net income was $5.3 million and the Company’s cash and cash equivalents and short-term marketable securities were $446.3 million at March 31, 2005.

During the year, the Company introduced a number of new communications ICs, that provide an expanded line of T/E carrier products, SONET/SDH products, clock distribution devices, as well as a multi-channel 66mhz PCI 3.0 UART.

Recent events

In order to augment and complement the Company’s SONET product offerings and strengthen its position at two OEM customers, on April 6, 2005, the Company entered into a definitive agreement with Infineon Technologies North America Corp. in which it agreed to acquire for $11.1 million in cash a significant part of Infineon’s Optical Networking(ON) Business Unit. The acquisition includes assets relating to the multi-rate TDM framer products, Fiber Channel over SONET/SDH, Resilient Packet Ring (RPR), as well as certain intellectual property for Data over SONET products. The transaction closed April 14, 2005.

Outlook for Fiscal Year 2006

The Company believes that near term market trends are consistent with gradual improvement in end demand and that inventories at OEM customers and distributors are back to normal levels. Therefore, the Company believes that it should be able to grow its revenue in line with end demand. The Company anticipates that revenue growth will be driven by increased sales from its network and transmission and serial communications products, initial revenue from its clock products, and sales from its newly acquired SONET products from Infineon. The Company expects a modest decline in its video and imaging product line.

The Company does however, continue to experience limited visibility with respect to customer demand and ordering patterns for its communications products resulting from shortened order-to-delivery times and uncertainties associated with future capital expenditures by communications carriers and enterprises. These net sales expectations are subject to change as customer demand and related customer component inventory levels change. The Company’s future results of operations and financial condition may be negatively impacted as a result of such factors.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its most critical accounting policies and estimates to be as follows: (1) net sales; (2) reserves for excess inventories; (3) income taxes; and (4) non-marketable equity securities, which are addressed below. The Company also has other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding the Company’s results. For additional information, see “Part II, Item 8. “Financial Statements and Supplementary Data,” and “Notes to Consolidated Financial Statements Note 2—Accounting Policies.” Although the Company believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

Net Sales

Net sales are comprised of product deliveries principally to OEMs or their contract manufacturers and non-exclusive distributors. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is reasonably assured. The Company’s delivery terms are FOB shipping point, at which time title and all transit risk transfer to the customer. The Company has agreements with its non-exclusive domestic distributors that provide for estimated returns and allowances to these distributors. The Company records an estimated allowance, at the time of delivery to such distributors, based on authorized and historical patterns of returns and other concessions. The following is a description of the provisions of these agreements allowing the distributors certain volume-based discounts and rights of return:

(a)	Volume Discounts. The Company provides for discounts based on the volume of product ordered by a non-exclusive distributor for a specific product with a specified volume range for a given customer over a period not to exceed one year. Exar records a provision for future volume discounts when the related revenue is recognized. The provision is based on historical information and other known factors. If the Company’s provision does not accurately reflect future volume discounts, the Company’s net sales could be materially and adversely affected.

(b)	Stock Rotation. The Company allows a non-exclusive distributor to exchange products, generally in an amount of up to 10% of the amount purchased in the preceding quarter, provided that a purchase order from the distributor for an equal dollar amount of other products is in place at the time the exchange is authorized. The Company uses historical information along with current market conditions and other known factors to support the estimated allowance recorded against sales for potential future stock rotations. This estimated allowance is recorded in the same period that the related revenue is recognized. If the recorded estimated allowance does not accurately reflect future stock rotations, the Company’s net sales could be materially and adversely affected. Salable rotated stock is returned to the Company’s inventory. Returned product that is deemed unsalable is scrapped and expensed.

As of March 31, 2005, the Company had $0.8 million of estimated allowances for future volume discounts and stock rotation related to sales that were recorded during the fiscal year ended March 31, 2005. The Company has estimated volume discounts and stock rotation required by its distributors. However, the Company’s actual results could differ from its original estimated allowances, therefore requiring adjustments to revenues in the relevant period.

Inventories

The Company’s policy is to establish a provision for excess inventory that is greater than approximately six months of forecasted demand, unless there are other factors indicating that the inventory will be sold at a profit after six months. Among other factors, management considers known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at the Company’s primary distributors, past and current market conditions, anticipated demand for the Company’s products and current business conditions when determining if a provision for excess inventory is required. The Company’s net inventories at March 31, 2005 were $3.7 million, compared with $4.2 million at March 31, 2004. Inventory levels decreased by $0.5 million at March 31, 2005 as compared to March 31, 2004. Should the assumptions used by management in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company’s gross margins. See “Part II, Item 7. Management’s Discussion and Analysis of Operating Results—Risk Factors ‘The Company’s Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond The Company’s Control’.”

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

The Company must determine the probability that it will be able to utilize its deferred tax assets. If the Company determines that recovery is unlikely, then a valuation allowance against its deferred tax assets must be recorded by increasing its income tax expense. As of March 31, 2005, the Company believed that its deferred tax assets recorded on its balance sheet will be realized. However, should there be a change in its ability to utilize or recover its deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

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

Results of Operations

Fiscal Year Ended March 31, 2005 Compared to Fiscal Years Ended March 31, 2004 and 2003

The following table shows certain consolidated statements of operations as a percentage of net sales for the periods indicated:

Exar Corporation

Statement of Operations Percentages

For Fiscal Years Ended March 31, 2005, 2004 and 2003

	Fiscal Years Ended March 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	31.7	34.6	45.1

Gross profit	68.3	65.4	54.9
Operating expense:
Research and development	38.4	32.5	33.2
Selling, general and administrative	36.0	28.8	28.0
Gain from legal settlement	2.1	—	—

Income (loss) from operations	(4.0)	4.1	(6.3)
Total other income (loss), net	14.9	1.7	(39.9)

Income (loss) before income taxes	10.9	5.8	(46.2)
Provision (benefit) for income taxes	1.6	(1.1)	2.0

Net income (loss)	9.3%	6.9%	(48.2)%

Product Line Sales

The following table shows product line revenue in absolute dollars and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended March 31,			2005 vs 2004 Change	2004 vs 2003 Change
	2005	2004	2003
	(In thousands)
Net sales:
Communications	$52,720	$54,489	$39,578	$(1,769)	$14,911
Percentage of net sales	91.9%	81.1%	59.1%
Video & Imaging	$4,649	$12,707	$27,430	$(8,058)	$(14,723)
Percentage of net sales	8.1%	18.9%	40.9%

Total	$57,369	$67,196	$67,008	$(9,827)	$188

Net Sales

Sales by Product Line

Fiscal Year 2005 versus Fiscal Year 2004

Net sales for fiscal year 2005 decreased $9.8 million, or 14.6%, compared to fiscal year 2004, which included a one-time technology license agreement revenue of $0.5 million. This reduction in net sales was primarily due to reduced sales volume in video and imaging and non-strategic products. Also during fiscal year 2005, the Company experienced a reduction in demand for its communications products following a strong second half in fiscal year 2004.

Communications net sales for fiscal year 2005 decreased by $1.8 million, or 3.2%. During fiscal year 2005, the Company’s OEM and distributor customers reduced their inventory levels of the Company’s communications products, thereby reducing product demand on the Company. Despite this trend, net product sales in the Company’s network and transmission market for fiscal year 2005 increased $0.8 million, or 5.0%, as compared to net sales for fiscal year 2004. Growth in the Company’s network and transmission market resulted from increased T1/E1 (+ 13%) and SONET (+14%) product sales, while T3/E3 product sales remained flat. Serial communications product net sales for fiscal year 2005 decreased $2.1 million, or 5.4%, primarily due to the effects of distributor inventory reductions, normal price erosion on a limited number of products and reduced sales volume due to the end of life of customers’ older programs.

Video and imaging and other product net sales for the fiscal year 2005 decreased by $8.1 million, or 63.4%, as compared to the fiscal year 2004. The decline in video, imaging and other product sales year-over-year reflect continued reductions in sales volume to Hewlett-Packard, in addition to the completion of last-time buy orders on non-strategic products.

Fiscal Year 2004 versus Fiscal Year 2003

Although the Company’s net sales for fiscal year 2004 remained unchanged as compared to fiscal year 2003, the Company achieved a significant increase in sales to its markets within the communications sector during fiscal year 2004.

Communications product net sales increased in fiscal year 2004 by $14.9 million, or 37.7%, from $39.6 million in fiscal year 2003 due to increased sales volume of serial communications products and T1/E1 and T3/E3 products resulting from a modest market recovery in the telecommunications sector.

The sharp decline in video, imaging and other products sales volume during fiscal 2004 compared to fiscal 2003 reflected a decision by the Company’s primary customer in imaging sales, Hewlett-Packard, to transition some of its production to a competing supplier. Sales to Hewlett-Packard decreased to 9.5% of net sales for fiscal year 2004 from 26.4% of net sales for fiscal year 2003.

Sales by Channel and Geography

For the fiscal year 2005, 63.2% of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers, and to a lesser extent, to other distributors. For the fiscal years 2004 and 2003, 66.3% and 76.2% respectively, of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers, and to a lesser extent, to other distributors. For the fiscal year 2005, 36.8% of net sales were derived from product sales to the Company’s primary distributors, Future and Nu Horizons. For the fiscal years 2004 and 2003, 33.7% and 23.8% respectively, of net sales were derived from product sales to the Company’s primary distributors, Future and Nu Horizons. The decrease in OEM sales was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard.

The following table shows domestic and international net revenue in absolute dollars and as a percentage of net sales for the periods indicated:

	Fiscal Year Ended March 31,			2005 vs 2004 change	2004 vs 2003 change
	2005	2004	2003
	(In thousands)
United States	$28,188	$31,219	$27,758	$(3,031)	$3,461
Percentage of Net Sales	49.1%	46.5%	41.4%
International	$29,181	$35,977	$39,250	$(6,796)	$(3,273)
Percentage of Net Sales	50.9%	53.5%	58.6%

Fiscal Year 2005 versus Fiscal Year 2004

Domestic sales decreased in fiscal year 2005 compared to fiscal year 2004 due to customers reducing their inventory stock and the end of life of customers’ older programs. International sales decreased during the same period due to the continued decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard.

Fiscal Year 2004 versus Fiscal Year 2003

Domestic sales increased in fiscal year 2004 compared to fiscal year 2003 due to increased communication product sales resulting from improved economic conditions. The decrease in international sales during the same period was primarily the result of the aforementioned decrease in imaging product sales to the Asian contract manufacturers of Hewlett-Packard.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended March 31,			2005 vs 2004 Change	2004 vs 2003 Change
	2005	2004	2003
	(In thousands)
Gross Profit	$39,156	$43,959	$36,811	$(4,803)	$7,148
Percentage of Net Sales	68.3%	65.4%	54.9%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering; and

•	provision for excess inventory.

Included in gross profit for each of the fiscal years ended March 31, 2005 and March 31, 2004 is a recovery of $0.4 million from the previously written down inventory in fiscal year 2003. Cost of sales for fiscal year 2003 includes a $2.3 million provision taken by the Company during the three months ended September 30, 2002 to write-down inventory the Company determined to be excess.

Fiscal Year 2005 versus Fiscal Year 2004

The decrease in gross profit in absolute dollars was due to reduced sales volume. The increase in gross profit as a percentage of net sales in fiscal year 2005 compared to fiscal 2004 was due in part to a product mix shift resulting from increased sales of communications products, which typically have greater margins than video and imaging products offset by manufacturing inefficiencies due to decreased production volumes.

Fiscal Year 2004 versus Fiscal Year 2003

The increase in gross profit as a percentage of net sales and in absolute dollars in fiscal year 2004 compared to fiscal year 2003 was due in part to a product mix shift resulting from increased sales of communications products. The fiscal year 2004 margin increase was also due to the $2.3 million inventory-related provisions recorded in fiscal year 2003, as noted above.

The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales and in absolute dollars due to future fluctuations in: net sales, manufacturing costs, competitive pricing, product mix and other factors.

Research and Development

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended March 31,			2005 vs 2004 Change	2004 vs 2003 Change
	2005	2004	2003
	(In thousands)
Research and development	$22,025	$21,819	$22,297	$206	$(478)
Percentage of Net Sales	38.4%	32.5%	33.2%

Research and development (“R&D”) costs consist primarily of:

•	the salaries and related expenses of employees engaged in research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, supplies and services; and

•	facilities expenses.

Fiscal Year 2005 versus Fiscal Year 2004

The increase in R&D expenses in fiscal year 2005 as compared to fiscal year 2004 resulted from an increase in labor-related expenses and depreciation associated with the addition of an advanced tester.

The Company believes that technological innovation is critical to its long-term success, and it intends to continue to invest in R&D to enhance its product offerings to meet the current and future technological requirements of its customers and markets. Some aspects of the Company’s R&D efforts require significant short-term expenditures, such as mask tooling for advanced technology products, the timing of which may cause significant fluctuations in the Company’s expenses. The Company believes that R&D expenses will likely increase in absolute dollars due to the subsequent Infineon acquisition in April 2005 and may fluctuate as a percentage of net sales.

Fiscal Year 2004 versus Fiscal Year 2003

The decline in R&D expenses in fiscal year 2004 as compared to fiscal year 2003 resulted from a reduction in supplies and service expenses and a decline in labor-related expenses. The decline in labor-related expenses in fiscal year 2004 and the slight increase in fiscal year 2003, compared to previously reported fiscal periods, reflected the Company’s continuing cost containment efforts.

Selling, General and Administrative

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended March 31,			2005 vs 2004 Change	2004 vs 2003 Change
	2005	2004	2003
	(In thousands)
Selling, general and administrative	$20,660	$19,393	$18,735	$1,267	$658
Percentage of Net Sales	36.0%	28.8%	28.0%

Selling, general and administrative (“SG&A”) expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional and legal fees; and

•	facilities expenses.

Fiscal Year 2005 versus Fiscal Year 2004

The increase in SG&A spending in both absolute dollars and as a percentage of net sales for the fiscal year 2005 as compared to fiscal year 2004 was primarily due to increased labor-related expenses including a charge resulting from an international labor settlement and professional fees related to compliance with Sarbanes-Oxley regulations partially offset by a legal fee recovery.

SG&A expenses may vary both in absolute dollars and as a percentage of net sales due to sales commissions, possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and amortization of acquired intangible assets. The Company continues to assess its cost structure and to consider various programs to improve operational efficiencies. In the short term, many of the SG&A expenses are fixed, which results in a decline in SG&A expense as a percentage of net sales in periods of increasing net sales and an increase as a percentage of net sales in periods of decreasing net sales.

Fiscal Year 2004 versus Fiscal Year 2003

The increase in SG&A spending in both absolute dollars and as a percentage of net sales for fiscal year 2004 as compared to fiscal year 2003 was primarily the result of increased legal and accounting fees, partially offset by a decline in sales commissions.

Other Income (Loss), Net

The following table shows other income (loss), net in absolute dollars and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended March 31,			2005 vs 2004 Change	2004 vs 2003 Change
	2005	2004	2003
	(In thousands)
Other income (loss) net	$8,546	$1,139	$(26,761)	$7,407	$27,900
Percentage of Net Sales	14.9%	1.7%	(39.9)%

Other income (loss), net primarily consists of:

•	impairment charges;

•	interest income;

•	realized gains (losses) on marketable securities;

•	gains or losses resulting from investments in non-marketable equity securities and venture funds; and

•	gains or losses on the sale of equipment.

2005 versus 2004

The increase of other income (loss), net during fiscal year 2005 as compared to fiscal 2004 resulted principally from impairment charges of $6.0 million recorded on other long-term investments in fiscal year 2004 and an increase in interest income due to increasing market interest rates. As a result of higher interest rates on the Company’s interest-bearing investments, interest income, net increased to $8.5 million for fiscal year 2005 from $6.8 million for fiscal year 2004. The Company expects that its interest income will continue to fluctuate due to fluctuations in interest rates resulting from the changing economic conditions. Net realized losses on investments were $0.05 million for fiscal year 2005, as compared to net realized gains on investments of $0.3 million for fiscal year 2004. The decrease resulted from an increase in interest rates and fewer sales of marketable securities in fiscal year 2005 relative to fiscal year 2004.

2004 versus 2003

The increase during fiscal year 2004 as compared to fiscal year 2003 resulted principally from a decrease in impairment charges of $35.9 million recorded on other long-term investments, partially offset by a decrease in interest income, which declined due to a reduction in market interest rates. During fiscal year 2004, other income, net was reduced by $6.0 million principally from impairment charges associated with the Company’s investment in IMC Semiconductor, Inc. and TechFarm Ventures (Q), LP., described below. Interest income, net for fiscal year 2004 decreased to $6.8 million as compared to $9.0 million for fiscal year 2003 due to lower interest rates in fiscal year 2004 relative to fiscal year 2003. Net realized gains on investments were $0.3 million for fiscal year 2004, as compared to $0.1 million for fiscal year 2003. The increase in fiscal year 2004 resulted from greater sales of marketable securities relative to fiscal year 2003.

Gain on Legal Settlement

During fiscal year 2005, the Company recorded a gain on legal settlement of $1.2 million arising from its entry into a settlement agreement with Rohm Co., Ltd, and Rohm Corporation with respect to a dispute regarding closure of Rohm’s Sunnyvale foundry.

Long Term Investments

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

In September 2003, the Company became aware of significant changes in the business of certain portfolio companies within the TechFarm Fund. The Company believed that these changes permanently impaired a portion of the carrying value of its investment in the TechFarm Fund. As a result, Exar recorded an impairment charge against its earnings of $1.0 million, thereby reducing its carrying value in the TechFarm Fund to $1.8 million. For the fiscal years ended March 31, 2003 and March 31, 2002, Exar recorded charges against its earnings totaling $0.5 million and $.07 million, respectively, representing Exar’s portion of total losses in the TechFarm Fund and expenses for such fiscal years. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Consolidated Statements of Operations.

Skypoint Telecom Fund II

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $2.2 million as of March 31, 2005 and is contractually obligated to contribute the remaining capital of $2.8 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. The investment in the Skypoint Fund is reflected at cost on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

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

Provision (Benefit) for Income Taxes

Fiscal Year 2005

The Company’s effective tax rate for the fiscal year 2005 was 14.6%. The provision for income taxes for fiscal 2005 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to tax-exempt interest, the usage of research and development tax credits and the usage of net operating loss carryovers from acquired subsidiaries, partially offset by state income taxes.

Fiscal Year 2004

The Company’s effective tax rate for the year ended March 31, 2004 was a benefit of 19%. The Company’s effective income tax rate for fiscal year 2004, excluding the impact of the asset impairment charge of $6 million and a one-time tax benefit of $2.7 million associated with the extension and preservation of tax attributes related to research and development carryforward credits and certain excess tax accruals, was approximately 17%. The provision for income taxes for the fiscal year 2004 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to the Company’s decision not to recognize a tax benefit for the $6 million IMC and TechFarm Fund impairment charges. This decision resulted from the Company’s uncertainty regarding whether it would earn sufficient future capital gains to offset this capital loss after the loss is recognized for tax purposes. The other differences relate primarily to tax-exempt interest, the usage of research and development tax credits and the usage of net operating loss carryovers from acquired subsidiaries, partially offset by state income taxes.

Fiscal Year 2003

The effective tax rate for the fiscal year 2003, excluding the impact of the asset impairment charge of $35.3 million, was 30%. The effective tax rate for fiscal year 2003, excluding the asset impairment charge, was the same as the income tax rate recorded by the Company in fiscal year 2002. The provision for income taxes for fiscal year 2003 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to the Company’s decision not to recognize a tax benefit for the $35.3 million IMC asset impairment charge. This decision resulted from the Company’s uncertainty regarding whether it would earn sufficient future capital gains to offset this capital loss after the loss is recognized for tax purposes. The other differences relate primarily to tax-exempt interest and the use of income tax credits, partially offset by state income taxes.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At March 31, 2005, the Company had no foreign currency contracts outstanding.

The Company’s principal source of liquidity in fiscal years 2005, 2004 and 2003 was cash and cash equivalents and short-term and long-term marketable securities, which increased by $9.3 million to $446.3 million at March 31, 2005 from $437.0 million at March 31, 2004, which had increased $14.9 million from $422.1 million at March 31, 2003.

Fiscal Year 2005

Cash and cash equivalents increased by $243.3 million to $258.4 million at March 31, 2005 from $15.1 million at March 31, 2004. The increase was due to net cash provided by operating activities of $11.3 million, net cash provided by investing activities of $227.8 million and net cash provided by financing activities of $4.3 million.

The Company generated cash flows from operating activities of $11.3 million in the fiscal year 2005 as compared to $12.5 million in the fiscal year 2004. Cash was provided by net income adjusted for non-cash related items of $13.5 million during fiscal year 2005. The increase for fiscal year 2005 in working capital sources of cash included decreases in accounts receivable of $3.5 million and inventories of $0.5 million. Accounts receivable decreased by $3.5 million over the March 31, 2004 level, primarily due to lower sales in the fourth quarter of fiscal year 2005 as compared to the fourth quarter of fiscal year 2004. Working capital uses of cash included increased prepaid expenses and decreased accounts payable, accrued expenses and income taxes payable.

Net cash provided by investing activities totaled $227.8 million in the fiscal year 2005. During fiscal 2005, the Company’s investing activities included a net transfer of $231.9 million from short-term marketable securities to cash and cash equivalents. Purchases of manufacturing test equipment, computer equipment, software and hardware used for product development amounted to $3.1 million for the fiscal year 2005.

As of March 31, 2005, the Company had funded $2.2 million of its $5.0 million committed capital in the Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”). The Company is obligated to contribute its remaining committed capital of approximately $2.8 million as required by the Skypoint Fund’s General Partner and in accordance with the partnership agreement between Exar and the Skypoint Fund. To meet its capital commitment to the Skypoint Fund, the Company may need to use its existing cash, cash equivalents and marketable securities.

Net cash provided by financing activities totaled $4.3 million in the fiscal year 2005. Net cash provided by financing activities is primarily from proceeds from the issuance of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s employee stock purchase plan offset by the Company’s repurchase of common stock.

Fiscal Year 2004

Cash and cash equivalents decreased from $28.8 million at March 31, 2003 to $15.1 million at March 31, 2004. The decrease was due to net cash used in investing activities of $35.1 million offset by net cash provided by operating activities of $12.5 million, and net cash provided by financing activities of $8.8 million.

During the fiscal year 2004, the Company generated cash from operating activities of $12.5 million. Cash was provided by net income adjusted for non-cash related items of $15.3 million during fiscal year 2004. The increase for fiscal year 2004 in working capital uses of cash included increases in accounts receivable of $5.4 million and inventories of $1.3 million. Accounts receivable increased by $5.4 million, primarily due to higher sales in the fourth quarter of fiscal year 2004 as compared to the fourth quarter of fiscal year 2003. Inventory levels increased by $1.3 million at March 31, 2004 as compared to March 31, 2003 primarily due to additional wafers purchased to ensure continuity of supply during the transition to the Chartered eight-inch wafer fabrication facility. Working capital sources of cash included increased accounts payable, accrued expenses and income taxes payable.

Net cash used in investing activities totaled $35.1 million in the fiscal year 2004. During fiscal 2004, the Company’s investing activities included proceeds from the maturity of $1,053.4 of short-term marketable securities. For the same period, the Company purchased $1,082.1 million in short-term securities. Purchases of manufacturing test equipment, computer equipment, software and hardware used for product development amounted to $5.8 million for the fiscal year 2004. Included in purchases of property and equipment was a refund of $0.9 million from the California Energy Commission related to the Company’s on-site power generation equipment installed in fiscal 2003.

Net cash provided by financing activities totaled $8.8 million in the fiscal year 2004. Net cash provided by financing activities is primarily from proceeds from the issuance of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s employee stock purchase plan.

Fiscal Year 2003

During the fiscal year 2003, the Company generated cash from operating activities of $16.4 million. The positive cash flow from operations in fiscal year 2003 was attributable, in part, to a $4.7 million refund from the Internal Revenue Service resulting from favorable tax law changes under the 2002 Federal Economic Stimulus Bill, which enabled companies to apply any 2001 net operating tax losses to taxable income realized in the previous five years. Also contributing to the positive operating cash flow for the fiscal year ended March 31, 2003 were $44.9 million in additional adjustments to the $32.3 million net loss for depreciation and amortization, loss on other long-term investments, provision for doubtful accounts and inventory write-down and a $2.1 million decrease in inventories. These amounts were slightly offset by increases in accounts receivable and interest receivable and prepaid expenses.

Net cash used in investing activities totaled $111.1 million in the fiscal year 2003. During fiscal 2003, the Company’s investing activities included proceeds from the maturity of $906.3 million and $109.8 million of short-term and long-term marketable securities, respectively. For the same period, the Company purchased $1,013.7 million and $107.3 million in short-term and long-term securities, respectively. Purchases of manufacturing test equipment, on-site power generation equipment, computer equipment, software and hardware used for product development amounted to $6.0 million for the fiscal year 2003.

Net cash provided by financing activities totaled $7.3 million in the fiscal year 2003. Net cash provided by financing activities is primarily from proceeds from the issuance of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s employee stock purchase plan.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from the Company’s stock option program. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. During the fiscal years ended March 31, 2002 and 2003, no purchases of the Company’s common stock were made. During the fiscal year ended March 31, 2004, the Company repurchased 2,110 shares for approximately $39,000. During the fiscal year ended March 31, 2005 the Company repurchased 250,000 shares for approximately $3.7 million. In the future, the Company may make additional purchases under its stock repurchase program, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

To date, inflation has not had a significant impact on the Company’s operating results.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company’s needs and prevailing market conditions. The Company believes that its cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations. From time to time, the Company evaluates potential acquisitions, strategic arrangements and equity investments complementary to its design expertise and market strategy, which may include investments in wafer fabrication foundries. To the extent that the Company pursues or positions itself to pursue these transactions, the Company could consume a significant portion of its capital resources or choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2005:

The Company’s commitments are comprised of the following:

As of March 31, 2005 (in thousands)

	Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Purchase obligations(1)	$2,705	$560	$560	$420	$—	$—	$4,245
Venture investment commitments
(Skypoint Fund)(2)	2,837	—	—	—	—	—	2,837
Remediation commitment(3)	53	53	53	53	53	19	284
Lease obligations	79	17	17	17	4	—	134

Total	$5,674	$630	$630	$490	$57	$19	$7,500

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner through June 18, 2007.
(3)	The commitment related to the environmental clean-up at one of the Company’s subsidiaries

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment (“SFAS 123R”). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of the Company’s employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005. The Company, therefore, is required to implement the standard no later than its fiscal year 2007.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R will have a significant impact on the Company’s result of operations, although it will have no negative impact on cash flow. However, the actual result of the adoption of SFAS 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. Therefore, the Company is required to adopt the standard effective in the Company’s 2007 fiscal year. The Company is currently assessing the impact but does not expect the adoption of SFAS 151 to have a significant impact on its financial condition or results of operations.

RISK FACTORS

The Company is subject to a number of risks. Some of these risks are endemic to the high-technology industry and are the same or similar to those disclosed in the Company’s previous SEC filings, and some new risks may arise in the future. The reader should carefully consider all of these risks and the other information in this Annual Report before investing in the Company. The fact that certain risks are endemic to the high-technology industry does not lessen the significance of these risks.

As a result of these risks, the Company’s business, financial condition or results of operations could be materially and adversely affected. This could cause the trading price of the Company’s common stock to decline, and stockholders might lose some or all of their investment.

IF THE COMPANY IS UNABLE TO GENERATE REVENUE ABOVE CURRENT LEVELS FROM THE SALE OF ITS COMMUNICATIONS PRODUCTS, OR ITS REVENUE FROM THESE PRODUCTS DECLINES, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE MATERIALLY AND ADVERSELY IMPACTED.

The Company continues to experience fluctuations in the revenue derived from its communications products, however, the Company expects that revenue from the sale of its communications products will grow over the long-term. However, communications product revenue may not increase significantly above levels in fiscal year 2005. The Company is continuing to focus a significant portion of its research and sales resources on the communications market. As a result, the Company has increased its dependence on this market, as compared to the Company’s dependence on other markets (such as video and imaging). Given the Company’s dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market by taking market share from competitors, successfully introducing new products or by gaining market share. If the Company is unable to generate increased revenue from its communications products, or its revenues from these products continue to decline or remain flat, the Company’s business, financial condition and results of operations will be materially and adversely impacted.

THE UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATIONS EQUIPMENT MARKET, MAY CONTINUE TO ADVERSELY MATERIALLY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Periodic declines or fluctuations in consumer confidence and corporate profits, lower capital equipment spending, the impact of the conflicts in the Middle East, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability have been adversely affected by the communications equipment industry’s extended downturn. This downturn has severely affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus adversely affecting the Company’s revenues and profitability. Communications service providers continue to face significant financial and operating challenges and consolidation in their industry and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. A delay or reduction in anticipated communications equipment spending levels may adversely affect the Company’s business, financial condition and results operations.

The Company is unable to predict the timing, strength or duration of any economic recovery. If the economy does not recover, or declines, the Company’s business, financial condition and results of operations may be materially and adversely impacted.

IF THE COMPANY FAILS TO DEVELOP AND INTRODUCE NEW PRODUCTS IN ITS CORE MARKETS THAT MEET THE EVOLVING NEEDS OF ITS CUSTOMERS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	frequent new product introductions and enhancements;

•	increasing functional integration;

•	increasing price pressure;

•	capital equipment spending and/or deployment;

•	evolving and competing industry standards;

•	changing customer requirements;

•	changing competitive landscape (consolidation, financial conditions) and/or;

•	long design-to-production cycles.

The Company’s success depends in part on the successful development of new products for the Company’s core markets. The Company must (i) be able to anticipate customer and market requirements and changes in technology and industry standards; (ii) be able to accurately define and develop new products; (iii) be able to gain access to and use technologies in a cost-effective manner; (iv) continue to expand its technical and design expertise; (v) be able to timely introduce and cost-effectively have manufactured new products; (vi) be able to differentiate its products from its competitors offerings; and (vii) gain customer acceptance of its products. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers to develop new products that meet their evolving needs. Moreover, the Company must be able to respond to shifts in market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner.

Products for communications applications are based on continually evolving industry standards and new technologies. The Company’s ability to compete will depend in part on its ability to identify and ensure compliance with these industry standards. The emergence of new standards could render the Company’s products incompatible with systems developed by major communications equipment manufacturers. As a result, the Company could be required to invest significant time, effort and expenses to develop and qualify new products to ensure compliance with industry standards.

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

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s quarterly and annual financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty in predicting revenues due to limited visibility being provided by customers and channel partners coupled with an increase in the number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by the Company’s customers and channel partners;

•	temporary disruption in customer demand as they change or modify their complex subcontract manufacturing supply chain;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s or its channel partners’ ability to maintain adequate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	discontinuance of wafer fabrication or packaging technologies by the Company’s suppliers;

•	fluctuations in the manufacturing output, yields and capacity of the Company’s suppliers;

•	problems or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce new products and/or integrate new technologies;

•	risks associated with entering new markets should the Company decide to do so;

•	the announcement or introduction of products by the Company’s competitors;

•	competitive pressures on selling prices or product availability;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	increase in manufacturing costs;

•	the amount and timing of the Company’s investment in research and development;

•	market and/or customer acceptance of the Company’s products;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	build-up of customer and/or channel inventory;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	increasing costs associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the possible future requirement to record expenses for employee stock option grants;

•	fluctuations in interest rates and/or market values of the Company’s marketable securities; and/or

•	litigation costs associated with the defense of suits brought or complaints made against the Company.

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

The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of the Company’s design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Additionally, some of the Company’s design wins are with privately-held, early-stage companies that may fail to bring their product to market. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of 18 months. If the Company fails to convert a significant portion of its design wins into substantial revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

INCREASING COMPETITION IN THE MARKETS IN WHICH THE COMPANY PARTICIPATES WILL MAKE IT MORE DIFFICULT FOR THE COMPANY TO SECURE DESIGN WINS.

The Company competes against an established group of semiconductor companies that focus on the communications semiconductor market. These competitors include Agere Systems, Applied Micro Circuits

Corporation, Integrated Device Technology Inc., Intel Corporation, Mindspeed Technologies Inc., PMC Sierra Inc., Royal Philips Electronics, Texas Instruments Incorporated, TranSwitch Corporation, Vitesse Semiconductor Corporation and Wolfson Microelectronics LTD. Additionally, the Company is facing competition from other established companies and start-up businesses that seek to enter the markets in which the Company participates.

The Company has experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies and availability. Additionally, the Company has experienced increased pressure on pricing from some of its competitors. Such circumstances may make some of the Company’s products unattractive due to price or performance measures. These circumstances may result in the Company losing design opportunities or may decrease its revenue and margins as a result of the increased price competition.

THE COMPANY DEPENDS ON THIRD-PARTY FOUNDRIES TO MANUFACTURE ITS ICs. ANY DISRUPTION IN OR LOSS OF THE FOUNDRIES’ CAPACITY TO MANUFACTURE THE COMPANY’S PRODUCTS SUBJECTS IT TO A NUMBER OF RISKS, INCLUDING THE POTENTIAL FOR AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER MATERIALS COSTS. THESE RISKS MAY LEAD TO DELAYED PRODUCT DELIVERY OR INCREASED COSTS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company does not own or operate a semiconductor fabrication facility (known as “foundry”). Most of the Company’s products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes. A single foundry, Chartered Semiconductor Manufacturing Ltd. (“Chartered”) located in Singapore, manufactures substantially all of the CMOS wafers from which the Company’s products are manufactured. Chartered produces semiconductors for many other companies (many of which have greater requirements than the Company), and therefore the Company may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, the Company is reliant on Chartered’s continued financial health and ability to continue to invest in smaller geometry manufacturing processes and fabs.

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

The Company does not have long-term wafer supply agreements with Chartered that would guarantee wafer or product quantities, prices, delivery or lead times. Rather, the foundry manufactures the Company’s products on a purchase order basis. The Company provides Chartered with rolling forecasts of its production requirements. However, the ability of Chartered to provide wafers to the Company is limited by the foundry’s available capacity. In addition, the Company cannot be certain that it will continue to do business with Chartered on terms as favorable as its current terms. Significant risks associated with the Company’s reliance on third party foundries include:

•	the lack of assured process technology and wafer supply;

•	financial and operating stability;

•	limited control over delivery schedules;

•	limited manufacturing capacity of the foundry;

•	limited control over quality assurance, manufacturing yields and production costs; and/or

•	potential misappropriation of the Company’s intellectual property.

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a manufacturing disruption experienced by Chartered or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by one of the Company’s foundries;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products;

•	failure of the Company’s suppliers to obtain the raw materials and equipment;

•	qualification and transfer of products to another wafer manufacturing facility;

•	financial and operating stability;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, natural disasters; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

IF THE COMPANY’S FOUNDRY DISCONTINUES THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY’S DEMANDS OR IS UNABLE TO PROVIDE THE TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY’S PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s wafer requirements represent a small portion of the total production of the foundries that manufacture its products. As a result, the Company is subject to the risk that a foundry may cease production of a wafer fabrication process required by the Company. Additionally, the Company cannot be certain that its foundries will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company’s products are based. Each of these events could increase the Company’s costs and harm its ability to deliver its products on time, or force it to terminate affected products, thereby materially and adversely affecting the Company’s business, financial condition and results of operations.

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

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture the majority of its products. The Company’s dependence on these subcontractors involves the following risks:

•	political, civil and economic instability;

•	natural disasters;

•	disruption to transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or services;

•	changes in tax laws, tariffs and freight rates; and/or

•	compliance with local or international regulatory requirements.

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

In the future, the Company may not be able to continue to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the management of its business. Competition for skilled employees having specialized technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price and the ability to offer options to as many or in amounts consistent with past practices, as a result of regulations regarding the expensing of options, may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options. The failure to retain and recruit, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD WILL REQUIRE THE COMPANY TO EXPENSE EQUITY COMPENSATION GIVEN TO EMPLOYEES AND WILL SIGNIFICANTLY HARM OPERATING RESULTS AND MAY REDUCE THE COMPANY’S ABILITY TO EFFECTIVELY UTILIZE EQUITY COMPENSATION TO ATTRACT AND RETAIN EMPLOYEES

The Company historically has used stock options as a significant component of its employee compensation program in order to align employees’ interests with the interests of the Company’s stockholders, encourage employee retention, and provide competitive compensation packages. The FASB has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives, which will have a significant impact on the Company’s results of operations. The Company is required to implement the standard no later than its fiscal year 2007. By causing the Company to incur significantly increased compensation costs, such accounting changes will reduce the Company’s reported earnings and will require the Company to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for the Company to attract, retain and motivate key personnel. Each of these results could materially and adversely affect the Company’s business.

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales accounted for 50.9%, 53.5% and 58.6% of net sales for the fiscal year ended March 31, 2005, March 31, 2004 and March 31, 2003, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political, civil and economic instability;

•	natural disasters;

•	disruptions to customer operations due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties; and/or

•	potentially adverse tax consequences.

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

THE COMPLEXITY OF THE COMPANY’S PRODUCTS MAY LEAD TO ERRORS, DEFECTS AND BUGS, WHICH COULD SUBJECT IT TO SIGNIFICANT COSTS OR DAMAGES AND ADVERSELY AFFECT MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS.

Although the Company, its customers and its suppliers rigorously test the Company’s products, nonetheless they may contain undetected errors, defects or bugs when first introduced or as new versions are released. If any of the Company’s products contain production defects or reliability, quality or compatibility problems that are significant to its customers, the Company’s reputation may be damaged and customers may be reluctant to continue to buy the Company’s products, which could adversely affect the Company’s ability to retain customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could adversely affect the Company’s results of operations.

If defects or bugs are discovered after commencement of commercial production of a new product, the Company may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from the Company’s other development efforts. The Company could also incur significant costs to repair or replace defective products. These costs or damages could have a material adverse effect on the Company’s financial condition and results of operations.

IF THE COMPANY’S DISTRIBUTORS OR SALES REPRESENTATIVES STOP SELLING, OR FAIL TO SUCCESSFULLY PROMOTE, THE COMPANY’S PRODUCTS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED.

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

Due to the communications IC equipment product cycle, the Company has typically experienced at least an eighteen to twenty-four month time lapse between its initial contact with a customer to realizing volume shipments. The Company first works with customers to achieve a design win, which may take nine months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine to twelve months. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers. Due to length of the communication IC equipment product cycle, the risk of project cancellation by the customer is present for an extended period of time.

THE COMPANY’S BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

Due to the possibility of customer changes in delivery schedules and quantities actually purchased, cancellation of orders, distributor returns or price reductions, the Company’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of the order backlog during any particular period, or the failure of the Company’s backlog to result in future revenue, could negatively impact the Company’s business, financial condition and results of operations.

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

THE COMPANY COULD BE REQUIRED TO PAY SUBSTANTIAL DAMAGES OR COULD BE SUBJECT TO VARIOUS EQUITABLE REMEDIES IF IT WERE PROVEN THAT IT INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

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

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include, among others:

•	the possibility that the Company may not receive a favorable return on its investment, the original investment may become impaired, and/or the Company may incur losses from these investments;

•	the Company’s assumption of known or unknown liabilities or other unanticipated events or circumstances; and/or

•	the diversion of management’s attention from normal daily operations of the business.

Additional risks involved with acquisitions include, among others:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulty in supporting acquired products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of new products of acquired businesses;

•	failure to retain key personnel;

•	difficulties in entering markets in which the Company has no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute the Company’s current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to periodic impairment testing and potential impairment charges against the Company’s future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and/or

•	becoming subject to litigation.

The risks involved with strategic equity investments include, among others:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

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

THE COMPANY’S STOCK PRICE IS VOLATILE.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

•	the Company’s anticipated or actual operating results;

•	announcements or introductions of new products;

•	technological innovations by the Company or its competitors;

•	product delays or setbacks by the Company, its customers or its competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of the Company’s performance by securities analysts;

•	decreases in the value of its investments, thereby requiring an asset impairment charge against earnings;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and market conditions.

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

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE THE COMPANY’S FACILITIES OR THOSE OF ITS SUPPLIERS.

The Company’s corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of the Company’s suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near its headquarters, the Company’s operations could be disrupted. Similarly, a major earthquake or other natural disaster affecting one or more of the Company’s major suppliers could adversely impact the operations of those suppliers, which could disrupt the supply of the Company’s products and harm its business.

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

The Company’s stockholders must give advance notice prior to any stockholders meeting at which a stockholder intends to nominate a candidate for director or present a proposal to the Company’s stockholders for approval. These notice requirements could inhibit a takeover by delaying stockholder action. The Company has in place a stockholder rights plan, or “poison pill,” that may result in substantial dilution to a potential acquirer of the Company in the event that the Company’s Board of Directors does not agree to an acquisition proposal. The rights plan may make it more difficult and costly to acquire the Company. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of the Company’s common stock. The Delaware statute makes it more difficult for the Company to be acquired without the consent of its Board of Directors.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the fiscal year ended March 31, 2005, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest Rate Sensitivity.    The Company maintains investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. The Company’s investment portfolio consisted of fixed income securities of $443.9 million as of March 31, 2005, $438.6 million as of March 31, 2004 and $421.5 million as of March 31, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from levels as of March 31, 2005, the increase or decline in the fair value of the portfolio would not be material.

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 31, 2005, short-term investments consisted of commercial paper, auction rate securities, government and corporate securities of $187.9 million. At March 31, 2005, the difference between the fair market value and the underlying cost of such investments was $1.7 million.

The Company’s net income is dependent on, among other things, interest income and realized gains from the sale of marketable investments. If interest rates decrease or the Company is not able to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting as of March 31, 2005 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2005, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears below.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Exar Corporation:

We have completed an integrated audit of Exar Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly in all material respects, the financial position of Exar Corporation and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

San Jose, California

June 14, 2005

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$258,378	$15,090
Short-term marketable securities	187,907	421,906
Accounts receivable (net of allowances of $858 and $1,087)	3,899	7,198
Inventories	3,659	4,183
Interest receivable and prepaid expenses	3,645	1,683
Deferred income taxes, net	2,695	3,170

Total current assets	460,183	453,230
Property, plant and equipment, net	27,317	28,919
Long-term investments	3,978	3,374
Deferred income taxes	11,130	10,313
Other non-current assets	1,672	49

Total assets	$504,280	$495,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,199	$2,605
Accrued compensation and related benefits	4,074	3,825
Accrued sales commissions	646	739
Other accrued expenses	1,360	2,176
Income taxes payable	4,612	6,004

Total current liabilities	12,891	15,349
Long-term obligations	1,342	265

Total liabilities	14,233	15,614

Commitments and contingencies (Note 10 and 11)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 42,507,031 and 41,525,030 shares outstanding	417,077	407,536
Accumulated other comprehensive income (loss)	(1,070)	350
Retained earnings	82,354	77,035
Treasury stock, 497,110 and 247,110 shares of common stock at cost	(8,314)	(4,650)

Total stockholders’ equity	490,047	480,271

Total liabilities and stockholders’ equity	$504,280	$495,885

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended March 31,
	2005	2004	2003
Net sales	$57,369	$67,196	$67,008
Cost of sales	18,213	23,237	30,197

Gross profit	39,156	43,959	36,811
Operating expenses:
Research and development	22,025	21,819	22,297
Selling, general and administrative	20,660	19,393	18,735

Total operating expenses	42,685	41,212	41,032

Gain on legal settlement	1,208	—	—
Income (loss) from operations	(2,321)	2,747	(4,221)
Other income (loss), net
Interest income and other, net	8,593	6,833	9,024
Impairment of other long-term investments	—	(6,000)	(35,886)
Net realized gains (losses) on marketable securities	(47)	306	101

Total other income (loss), net	8,546	1,139	(26,761)

Income (loss) before income taxes	6,225	3,886	(30,982)
Provision (benefit) for income taxes	906	(750)	1,318

Net Income (loss)	$5,319	$4,636	$(32,300)

Net income (loss) per share:
Basic	$0.13	$0.11	$(0.81)

Diluted	$0.13	$0.11	$(0.81)

Shares used in the computation of income (loss) per share:
Basic	41,532	40,656	39,674

Diluted	42,423	42,510	39,674

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance, April 1, 2002	39,368,239	$391,302	(245,000)	$(4,611)	$104,699	$115	$491,505
Comprehensive income:
Net loss					(32,300)		(32,300)	$(32,300)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $12						26	26	26
Change in unrealized gains (losses) on marketable securities net of tax expense of $153						231	231	231

Comprehensive loss								$(32,043)

Exercise of stock options	827,025	5,781					5,781
Stock issued under employee stock participation plan	134,345	1,523					1,523

Balance, March 31, 2003	40,329,609	398,606	(245,000)	(4,611)	72,399	372	466,766
Comprehensive income:
Net income					4,636		4,636	$4,636
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $50						66	66	66
Change in unrealized gains (losses) on marketable securities net of tax benefit of $59						(88)	(88)	(88)

Comprehensive income								$4,614

Exercise of stock options	1,075,379	7,343					7,343
Stock issued under employee stock participation plan	120,042	1,490					1,490
Income tax benefit from stock option exercises		97					97
Acquisition of treasury stock			(2,110)	(39)			(39)

Balance, March 31, 2004	41,525,030	407,536	(247,110)	(4,650)	77,035	350	480,271
Comprehensive income:
Net income					5,319		5,319	$5,319
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $43						(64)	(64)	(64)
Change in unrealized gains (losses) on marketable securities net of tax benefit of $547						(1,356)	(1,356)	(1,356)

Comprehensive income								$3,899

Exercise of stock options	846,471	6,360					6,360
Stock issued under employee stock participation plan	135,530	1,614					1,614
Income tax benefit from stock option exercises		1,567					1,567
Acquisition of treasury stock			(250,000)	(3,664)			(3,664)

Balance, March 31, 2005	42,507,031	$417,077	(497,110)	$(8,314)	$82,354	$(1,070)	$490,047

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,319	$4,636	$(32,300)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	5,309	4,904	4,427
Inventory write-down	—	—	2,311
Income tax benefit from stock option exercises	1,568	97	—
Provision (credit) for sales returns and allowances	(229)	2,444	2,320
Impairment of other long-term investments	—	6,000	35,886
Deferred income taxes	1,551	(2,768)	4,677
Changes in operating assets and liabilities:
Accounts receivable	3,528	(5,367)	(3,184)
Inventories	524	(1,290)	2,087
Interest receivable, prepaid expenses and other	(3,585)	687	(553)
Accounts payable	(405)	310	(495)
Accrued compensation and related benefits	250	556	220
Accrued sales commissions and other accrued expenses	(910)	793	(11)
Income taxes payable	(1,620)	1,505	1,052

Net cash provided by operating activities	11,300	12,507	16,437

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,097)	(5,769)	(5,985)
Purchase of short-term marketable securities	(974,396)	(1,082,148)	(1,013,650)
Proceeds from maturities of short-term marketable securities	1,205,881	1,053,448	906,324
Purchases of long-term marketable securities	—	—	(107,314)
Proceeds from maturities of long-term marketable securities	—	—	109,839
Other long-term investments	(604)	(615)	(266)

Net cash provided by (used in) investing activities	227,784	(35,084)	(111,052)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,974	8,833	7,304
Repurchase of common stock	(3,664)	(39)	—

Net cash provided by financing activities	4,310	8,794	7,304

Effect of exchange rate changes on cash	(106)	116	39

Net increase (decrease) in cash and cash equivalents	243,288	(13,667)	(87,272)
Cash and cash equivalents at the beginning of period	15,090	28,757	116,029

Cash and cash equivalents at the end of period	$258,378	$15,090	$28,757

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$292	$431	$465

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

NOTE 1.    DESCRIPTION OF BUSINESS

Exar Corporation (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of signals in access, metro and wide area networks over the worldwide communications infrastructure.

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation—The Company has a fiscal year that ends on March 31. The consolidated financial statements include the accounts of Exar and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the fiscal year 2005 presentation.

Use of Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

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

Inventories consisted of the following (in thousands):

	March 31,
	2005	2004
Work-in-process	$1,909	$2,814
Finished goods	1,750	1,369

Inventories	$3,659	$4,183

During the fiscal year ended March 31, 2003, the Company recorded a $2.3 million provision to write-down inventory the Company determined to be in excess of a six-month demand forecast for the Company’s communications products. The provision was included in the cost of sales for the fiscal year ended March 31, 2003. Included in the cost of sales for each of the fiscal years ended March 31, 2005 and 2004 is a recovery of $0.4 million from the previously written down inventory in fiscal year ended March 31, 2003.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

Property, Plant and Equipment—Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Property, plant and equipment consist of the following (in thousands):

	March 31,
	2005	2004
Land	$6,584	$6,584
Building	13,743	13,743
Machinery and equipment	48,369	46,275
Construction-in-progress	307	63

	69,003	66,665
Accumulated depreciation and amortization	(41,686)	(37,746)

Total	$27,317	$28,919

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, in the following classifications:

Building	30 years
Machinery and equipment	3-10 years

Depreciation and amortization expense for the fiscal years ended March 31, 2005, 2004 and 2003 was $4.7 million, $4.9 million and $4.4 million, respectively.

Long-Lived Assets—Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the recoverability of its property, plant, equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company regularly compares the carrying value of long-lived assets to its projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, it records an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Substantially all of the Company’s property, plant and equipment and other long-lived assets are located in the United States.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

Income Taxes—Income taxes are reported under Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition—The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is reasonably assured. The Company’s delivery terms are primarily FOB shipping point, at which time, title and all transit risk transfer to the customer. The Company’s distributor agreements permit the return of up to 10% of a distributor’s purchases of a preceding quarter for purposes of stock rotation and also provide for credits to distributors in the event the Company reduces the price of any inventoried product. The Company records an estimated allowance, at the time of shipment to the distributor, based on the Company’s historical patterns of returns and other authorized pricing allowances. See Note 10, “Commitments and Contingencies” for a discussion related to the Company’s warranty on its products.

Reclassification—Certain amounts in prior years have been reclassified to conform to the fiscal year ended March 31, 2005 presentation. The most significant reclassifications were as follows:

Auction Rate Securities in the Consolidated Balance Sheets and Statements of Consolidated Cash Flows

The Company reclassified auction rate securities as of March 31, 2004 having a stated or contractual maturity date for the underlying security in excess of 90 days in its Consolidated Balance Sheet to Short-term marketable securities from Cash and cash equivalents. The impact of this reclassification was to increase Short- term marketable securities by $284.1 million and reduce Cash and cash equivalents by the same amount. For the fiscal years ended March 31, 2004 and March 31, 2003, the Company reflected the purchases and sales of such securities in cash flows from investing activity in its Statements of Consolidated Cash Flows, which increased cash used in investing activities by $81.8 and $0.9 million, respectively. Previously, the Company had classified these types of securities as Cash and cash equivalents.

Research and Development Expenses—All research and development expenses that have no alternative future use are expensed as incurred. Research and development expenses consist primarily of the salaries and related expenses of those employees engaged in research, design and development activities; costs related to design tools, license expenses related to intellectual property; supplies and services; and facilities expenses.

Comprehensive Income (Loss)—Other Comprehensive income (loss) includes charges or credits to equity as a result of foreign currency translation adjustments, net of taxes, and unrealized gains or losses on marketable securities, net of taxes. Comprehensive income for the fiscal years ended March 31, 2005, 2004 and 2003 has been disclosed within the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Foreign Currency—The functional currency of each of the Company’s foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in Other income (loss), net. Foreign currency transaction losses were approximately $0, $48,000 and $0 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

Financial Instruments, Concentration of Credit Risk and Other Risks—Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, cash, short-term investments and long-term investments. The majority of the Company’s sales are derived from manufacturers in the communications, industrial and computer industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were immaterial for all three years. The Company’s policy is to place its cash and short-term investments with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

The Company sells its products to distributors and OEMs throughout the world. For the year ended March 31, 2005, worldwide sales through primary distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 36.8% of net sales. Future continues to be the Company’s largest distributor. Future, on a worldwide basis, represented 20.4%, 20.3%, and 17.2% of net sales in fiscal years ended March 31, 2005, 2004 and 2003, respectively. The Company’s second largest distributor, Nu Horizons, accounted for 16.4%, 13.4%, and 6.5% of net sales in fiscal years ended March 31, 2005, 2004 and 2003, respectively. Hewlett-Packard accounted for 26.4% of the Company’s net sales for the fiscal year ended March 31, 2003. For fiscal years ended March 31, 2005 and 2004, no one OEM customer accounted for 10% or more of the Company’s net sales.

At March 31, 2005, Future represented 22.1% of total trade accounts receivable, before allowance for sale returns, volume discounts and bad debts. At March 31, 2004, two distributors, Future and Nu Horizons, accounted for 23.2% and 10.6% of total trade accounts receivable, respectively. No other distributor accounted for more than 10% of total trade accounts receivable at March 31, 2005 or 2004.

The Company’s products are currently fabricated at Chartered and assembled and tested by other third party sub-contractors in Asia. The Company does not have long-term agreements with any of these sub-contractors. A significant disruption in the operations of one or more of these sub-contractors would impact the production of the Company’s products for a substantial period of time which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Fair Value of Financial Instruments—The Company has estimated the fair value of its financial instruments by using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company’s financial instruments at March 31, 2005 and 2004 was not materially different from the values presented in the Consolidated Balance Sheets.

Stock-Based Compensation—The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123,” (“SFAS 148”) in fiscal year ended March 31, 2003. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows:

	Fiscal Years Ended March 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss)—as reported	$5,319	$4,636	$(32,300)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	18,670	27,087	29,344

Net loss—Pro forma	$(13,351)	$(22,451)	$(61,644)

As reported:
Earnings (loss) per share—Basic and diluted	$0.13	$0.11	$(0.81)

Pro forma:
Loss per share—Basic and diluted	$(0.32)	$(0.55)	$(1.55)

The fiscal years ended March 31, 2005, 2004 and 2003 pro forma amounts are not necessarily indicative of future period pro forma amounts.

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

NOTE 3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Marketable securities include commercial paper, asset-backed securities, corporate bonds and government securities. The Company classifies investments as available-for-sale at the time of purchase and re-evaluates such designation as of each Consolidated Balance Sheet date. The Company amortizes premiums and discounts against interest income over the life of the investment. The Company’s available-for-sale securities are classified as cash equivalents if the original maturity from the date of purchase is ninety days or less, and as short-term investments for those with original maturities, from the date of purchase, in excess of ninety days which the Company intends to sell as necessary to meet its liquidity requirements.

Such investments are stated at amortized cost with corresponding premiums or discounts, such premiums or discounts are amortized against interest income over the life of the investment. All marketable securities are reported at fair value based on the estimated or quoted market prices as of each Consolidated Balance Sheet date, with unrealized gains or losses on short-term and long-term marketable securities recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income. Realized gains or losses on the sale of marketable securities are determined on the specific identification

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

method and are reflected in other income (loss), net. Net realized losses on marketable securities for fiscal year ended March 31, 2005 was $47,000. Net realized gains on marketable securities for fiscal years ended March 31, 2004 and 2003 were $306,000, and $101,000, respectively.

The following table summarizes the Company’s investments in marketable securities as of March 31, 2005 and 2004:

Exar Corporation

Investments in Marketable Securities

March 31, 2005 and 2004

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
Money market funds	$2,577	$—	$—	$2,577
Municipal securities	1,850	—	(3)	1,847
Corporate bonds and commercial paper	268,749	—	(124)	268,625
U.S. government and agency obligations	7,200	—	(26)	7,174
Asset-backed and collateralized obligations	165,211	2	(1,523)	163,690

Total at March 31, 2005	$445,587	$2	$(1,676)	$443,913

As reported:
Cash equivalents				$256,006
Short-term investments				187,907

Total at March 31, 2005				$443,913

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
Money market funds	$1,182	$—	$—	$1,182
Municipal securities	30,925	11	(1)	30,935
Corporate bonds and commercial paper	38,941	80	(1)	39,020
U.S. government and agency obligations	113,261	179	(40)	113,400
Asset-backed and collateralized obligations	254,030	—	—	254,030

Total at March 31, 2004	$438,339	$270	$(42)	$438,567

As reported:
Cash equivalents				$16,661
Short-term investments				421,906

Total at March 31, 2004				$438,567

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at March 31, 2005 and 2004 by expected maturity are shown below:

	March 31, 2005		March 31, 2004
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Less than 1 year	$340,841	$340,408	$327,994	$328,012
Due in 1 to 5 years	104,746	103,505	110,345	110,555

Totals	$445,587	$443,913	$438,339	$438,567

The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal year ended March 31, 2005. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company determined that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

In September 2003, the Company became aware of significant changes in the business of certain portfolio companies within the TechFarm Fund. The Company believed that these changes permanently impaired a portion of the carrying value of its investment in the TechFarm Fund. As a result, Exar recorded an impairment charge against its earnings of $1.0 million, thereby reducing its carrying value in the TechFarm Fund to $1.8 million. For the fiscal years ended March 31, 2003 and March 31, 2002, Exar recorded charges against its earnings totaling $0.5 million and $0.7 million, respectively, representing Exar’s portion of total losses in the TechFarm Fund and expenses for such fiscal years. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Consolidated Statements of Operations.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

Skypoint Telecom Fund II

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $2.2 million as of March 31, 2005 and is contractually obligated to contribute the remaining capital of $2.8 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. The investment in the Skypoint Fund is reflected at cost on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

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

In September 2002, the Company became aware of a potential decline in the value of its 16% equity investment in IMC. Consequently, the Company recorded an impairment charge of $35.3 million against its earnings in that quarter, reducing its equity investment from $40.3 million to $5.0 million. During the three months ended September 30, 2003, the Company determined that the carrying value of its investment in IMC was further impaired and thus recorded a $5.0 million impairment charge to write off the remainder of its investment carrying value in IMC. The Company’s management is primarily responsible for estimating the fair value of the investment for impairment purposes and management considered a number of factors, including an independent valuation, when estimating the fair value.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

NOTE 5.    INCOME TAXES

The components of the provision for income taxes are as follows:

	Fiscal Years Ended March 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$599	$1,817	$124
State	366	129	181
Foreign	64	72	70

Total current	1,029	2,018	375

Deferred:
Federal	(206)	(199)	984
State	83	(2,569)	(41)

Total deferred	(123)	(2,768)	943

Total provision for income taxes	$906	$(750)	$1,318

Consolidated pre-tax income includes foreign income of $233,000, $225,000, and $183,000 in fiscal years ended March 31, 2005, 2004 and 2003, respectively. Undistributed earnings of the Company’s foreign subsidiaries of $642,000 are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Significant components of the Company’s net deferred tax assets are as follows:

	March 31,
	2005	2004	2003
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$2,695	$3,170	$3,340
Net operating loss and tax credit carryforwards	3,314	3,151	7,895
Tax credits	9,653	10,123	7,391
Losses on investments	17,044	16,751	14,133
Capitalized R&D Expenses	4,108	4,488	715

Total deferred tax assets	36,814	37,683	33,474

Deferred tax liabilities:
Depreciation	(1,077)	(1,213)	(535)

Total deferred tax liabilities	(1,077)	(1,213)	(535)

Valuation allowance	(22,935)	(22,987)	(22,224)

Net deferred tax assets	$12,802	$13,483	$10,715

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

Reconciliations of the income tax provision at the statutory rate to the Company’s provision for income tax are as follows:

	March 31,
	2005	2004	2003
	(In thousands)
Income tax (benefit) provision at statutory rate	$2,179	$1,360	$(10,844)
State income taxes, net of federal income tax benefit	508	169	(1,740)
Deferred tax assets, not benefited/(benefited)	(456)	1,944	—
Change in valuation allowance	—	—	15,039
Tax-exempt interest income	(281)	(138)	(131)
Tax credits, net	(802)	(1,129)	(865)
Tax accruals no longer required	—	(2,727)	—
Other	(242)	(229)	(141)

Total	$906	$(750)	$1,318

As of March 31, 2005, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $9.4 million and $0.7 million, respectively. If not utilized, a portion of the federal net operating loss carryforwards will expire next year, while the state net operating losses will begin to expire in 2012. Additionally, the Company has capital loss carryforwards of approximately $40.3 million, which will expire in 2010 if not utilized.

As of March 31, 2005, the Company’s federal and state tax credit carryforwards were $6.2 million and $5.4 million, respectively. The federal and state credits will begin to expire in 2012 and 2007, respectively. Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

The Company has evaluated its deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, the Company will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $5.8 million of these deferred tax assets pertain to certain net operating loss and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

A summary of the Company’s EPS for each of the fiscal years ended March 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss)	$5,319	$4,636	$(32,300)

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	41,532	40,656	39,674
Dilutive effect of stock options	891	1,854	—

Shares used in computation of diluted net income (loss) per share	42,423	42,510	39,674

Basic and diluted earnings (loss) per share	$0.13	$0.11	$(0.81)

Options to purchase 5,464,463 shares of common stock at prices ranging from $13.77 to $59.31 were outstanding as of March 31, 2005. Options to purchase 3,247,256 shares of common stock at prices ranging from $19.29 to $59.31 were outstanding as of March 31, 2004. Options to purchase 6,428,174 shares of common stock at a price ranging from $13.09 to $60.75 were outstanding as of March 31, 2003. These options to purchase shares of common stock that were outstanding as of March 31, 2005, 2004 and 2003, respectively were not included in the computation of diluted net income per share because the options’ exercise prices were as of such date greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 7.    EMPLOYEE BENEFIT PLANS

Exar Savings Plans—The Exar Savings Plan, as amended and restated, covers substantially all employees of the Company. The Exar Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from the Company based on the achievement of specified operating results. The Company recognized expenses of approximately $0.3 million, $0.1 million and $0.4 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

Executive and Key Employee Incentive Compensation Programs—The Company’s incentive compensation programs provide for incentive awards for substantially all employees of the Company based on the achievement of specified operating and performance results. For the fiscal year ended March 31, 2005, the Company did not incur expense related to the Executive and Key Employee Incentive Compensation Programs. For fiscal year ended March 31, 2004, the Company’s Executive and Key Employee Incentive Compensation Programs consisted of the following two programs, the FY ‘04 Executive Special Stock Based Incentive Program (“Executive Program”) and the FY ‘04 Key Employee Special Stock Based Incentive Program (“Key Employee Program”). In lieu of cash awards for fiscal year 2004 participants in the Executive Program and Key Employee Programs were granted stock options at fair market value commensurate with their respective level in the Company. For fiscal year ended March 31, 2004, a total of 200,876 options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant under the terms of the Executive and Key Employee Program. In the fiscal year ended March 31, 2003, the Company granted 416,858 stock options, in lieu of cash incentives to its executive and key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. The Company’s incentive compensation programs may be amended or discontinued at the discretion of the Board of Directors.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

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

The offer was a voluntary exchange for eligible option holders under the Company’s 1997 Equity Incentive Plan and 2000 Equity Incentive Plan, to exchange all of their options, vested or unvested, with exercise prices equal to or greater than $26.00 per share and all options granted on or after February 27, 2003, regardless of the exercise price.

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

Each new option granted to participants in the offer were subject to a new vesting schedule that commenced on March 29, 2004, the new option grant date. If any portion of the exchanged options were vested as of the date such options were cancelled, then the corresponding portion of the new options granted to such participants in exchange for the vested exchanged options were fully vested nine months from the new option grant date of March 29, 2004. If any portion of the exchanged options were unvested as of the date such options were cancelled, then 50% of the corresponding portion of the new options granted to such participants in exchange for the unvested exchanged options vested on the one year anniversary of the new option grant date and the remaining 50% of the corresponding portion of the new options shall vest on the two year anniversary of the new option grant date. For additional information about the offer, please refer to the Schedule TO-C filed with the SEC on August 21, 2003 and the Schedule TO-I filed with the SEC on August 27, 2003.

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

After the Distribution Date, the Board may exchange the rights at an exchange ratio of one common share or one one-hundredth of a preferred share per right. Otherwise, each holder of a right, other than rights beneficially

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

owned by the acquiring entity or person (which will thereafter be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the right. The rights will expire on September 9, 2014.

Employee Stock Participation Plan—Exar is authorized to issue 4,500,000 shares of Common Stock under its Employee Stock Participation Plan (“ESPP”). The ESPP permits employees to purchase Common Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the Common Stock at the beginning or end of each three-month offering period. Shares purchased by and distributed to participating employees were 135,530 in fiscal year ended March 31, 2005, 120,042 in fiscal year ended March 31, 2004 and 134,345 in fiscal year ended March 31, 2003 at weighted average prices of $11.91, $12.42 and $11.34, respectively.

At March 31, 2005, the Company has reserved 1,874,471 shares of Common Stock for future issuance under its Employee Stock Participation Plan.

Stock Option Plans—Exar has a 2000 Equity Incentive Plan, as amended and restated (the “2000 Plan”), that only permits the granting of non-statutory stock options to executive officers and employees. A maximum of 40% of the total number of shares reserved under the 2000 Plan may be granted to executive officers of the Company. The Board of Directors adopted the 2000 Plan in September 2000, and was subsequently amended. The Company also has a 1997 Equity Incentive Plan (the “1997 Plan”), also subsequently amended and restated, which permits the granting of both incentive and non-statutory stock options to executive officers of the Company and its employees, and the granting of non-statutory stock options to the Company’s directors and consultants. Exar also has a 1996 Non-Employee Director’s Stock Option Plan (the “Non-Employee Director’s Plan”), also amended and restated, that permits the granting of non-statutory stock options to non-employee directors of the Company. Generally, options under the three plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although the plans provide that options may be granted with a term of up to ten years. Options generally vest over four years.

Under the plans, certain employees, including executives officers, directors, senior management and technical personnel of the Company, were allowed the opportunity to defer a portion of his or her base salary and apply such deferred salary to options to purchase shares of the Company’s Common Stock with exercise prices set at a discount to market with the aggregate of such discounts equal to the aggregate amount of the base salary so deferred. On June 13, 2005, the Board approved the amendment of the Plans to eliminate the compensation deferral provision in each Plan, effective June 13, 2005. At the same time, as permitted by Internal Revenue Code Section 409A, the Board approved the cancellation of deferral elections for the 2005 calendar year for four (4) participants and also the cancellation of the stock options granted with respect to those deferrals.

In fiscal year ended March 31, 2004, the Company cancelled options to purchase 618,000 shares of common stock held by certain executive officers in exchange for $0.05 per share. In connection with these cancellations, the Company recorded compensation expense of $0.03 million.

In the fiscal years ended March 31, 2005, 2004, and 2003, the Company granted 1,803,526, 1,390,789, and 1,526,890 shares of Common Stock, respectively, on a combined basis under the 2000 Plan, the 1997 Plan and the 1996 Non-employee Director’s Plan.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

As of March 31, 2005, up to 5,607,612, 5,939,056, and 1,071,758 shares of Common Stock, were available for grant by the Company under the 2000 Plan, the 1997 Plan and the 1996 Non-Employee Director’s Plan, respectively.

Option activity under the option plans was as follows:

	Year Ended March 31,
	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of period	8,678,790	17.99	10,483,967	22.47	10,233,185	22.71
Granted	1,803,526	14.69	1,390,789	16.33	1,526,890	14.57
Exercised	(846,471)	7.51	(1,075,379)	6.82	(827,025)	6.99
Cancelled	(414,113)	21.90	(2,120,587)	44.70	(449,083)	29.67

Outstanding at end of period	9,221,732	18.13	8,678,790	17.99	10,483,967	22.47
Exercisable at end of period	6,477,210	19.16	6,061,439	17.49	5,966,926	19.66

The following table summarizes information concerning options outstanding and exercisable for the combined option plans at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Average Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00—$12.45	2,230,091	1.70	$9.76	2,148,445	$9.88
12.69— 15.35	2,784,078	5.75	14.22	830,370	13.41
15.56— 22.93	2,124,763	4.14	19.19	1,597,295	19.70
23.06— 30.56	1,881,200	2.57	28.98	1,699,500	29.29
31.06— 59.31	201,600	2.39	52.17	201,600	52.17

$ 0.00—$59.31	9,221,732	3.68	$18.13	6,477,210	$19.16

Stock Repurchase Program—In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from the Company’s stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the fiscal year ended March 31, 2001, the Company acquired 245,000 shares of its common stock for $4.6 million. During the fiscal years ended March 31, 2005 and 2004, the Company repurchased 250,000 shares for approximately $3.7 million and 2,110 shares for approximately $39,000, respectively. In the future, the Company may utilize this stock repurchase program, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Balance as of 3/31/2004	247,110	$18.81	247,110	$35,350
4/1/04—3/31/05	250,000	14.66	250,000	31,686

Balance as of 3/31/2005	497,110	$16.72	497,110	$31,686

Fair Value Disclosures

Information regarding net income and net income per share, as adjusted, is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $7.83, $10.17 and $9.75 for the three fiscal years ended March 31, 2005, 2004 and 2003, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. The Black-Scholes model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. The usage of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

The Company’s calculations in accordance with SFAS 123 were made using the Black-Scholes option pricing model with the following weighted average assumptions for options granted:

	Fiscal Year Ended March 31,
	2005	2004	2003
Risk-free interest rate	3.9%	2.9%	2.8%
Expected term of options (years)	4.0	5.6	5.8
Expected volatility	68.3%	71.8%	76.0%
Expected dividend yield	0.0%	0.0%	0.0%

Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the options granted under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option pricing model with the following weighted average assumptions by fiscal year:

	Fiscal Year Ended March 31,
	2005	2004	2003
Risk-free interest rate	2.8%	1.0%	2.8%
Expected term of options (years)	0.25	0.25	0.25
Expected volatility	26.3%	48.0%	76.0%
Expected dividend yield	0.0%	0.0%	0.0%

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

NOTE 10.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Inc., one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. The Company reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals, which is expected to continue for an additional 4 to 5 years from the fiscal year ended March 31, 2005. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. Management estimates that the accrual of $0.3 million as of March 31, 2005 is sufficient to cover the estimated remaining 4 to 5 years of continued remediation activities and post-remediation site closure activities.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $2.2 million as of March 31, 2005 and is contractually obligated to contribute the remaining capital of $2.8 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. The investment in the Skypoint Fund is reflected at cost on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

The following table summarizes the Company’s contractual payment obligations and commitments:

The Company’s commitments are comprised of the following:

As of March 31, 2005 (in thousands)

	Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Purchase obligations(1)	$2,705	$560	$560	$420	$—	$—	$4,245
Venture investment commitments (Skypoint Fund)(2)	2,837	—	—	—	—	—	2,837
Remediation commitment(3)	53	53	53	53	53	19	284
Lease obligations	79	17	17	17	4	—	134

Total	$5,674	$630	$630	$490	$57	$19	$7,500

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner through June 18, 2007.
(3)	The commitment related to the environmental clean-up at one of the Company’s subsidiaries

NOTE 11.    LITIGATION

On November 16, 2004, Ericsson Wireless Communications, Inc. initiated a lawsuit against Exar Corporation in San Diego Superior Court. In its first and second amended complaints, Ericsson asserts causes of action for negligence, strict product liability, and unfair competition against Exar. Through its complaint, Ericsson seeks unspecified monetary damages and unspecified injunctive relief. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, a former customer of Exar to whom Exar sold untested semi-custom wafers. Exar answered Ericsson’s Second Amended Complaint on March 21, 2005. The Court has set a trial date of May 12, 2006 and discovery is continuing. Exar disputes the allegations in Ericsson’s first and second amended complaints and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Ericsson will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

On April 15, 2005, Vicor filed a cross-complaint against Exar in San Diego Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor also alleged that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, Exar filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. The hearing on Exar’s demurrer is scheduled for June 17, 2005. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

On March 4, 2005, Exar filed a complaint in Santa Clara Superior Court against Vicor. In the complaint, Exar sought a declaration regarding the respective rights and obligations, including warranty and indemnity rights and obligations, under the written contracts between Exar and Vicor for the sale of untested, semi-custom wafers. In addition, Exar sought a declaration that it was not responsible for any damages that Vicor must pay to Ericsson or any other customer of Vicor arising from claims that Vicor sold allegedly defective products.

On March 17, 2005, Vicor filed a cross–complaint against Exar and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that Exar sold to Vicor in Santa Clara Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor also alleged that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego case discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, Exar filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. The hearing on Exar’s demurrer is scheduled for July 14, 2005. No trial date has been set in the matter. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

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

NOTE 12.    INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications applications. The Company markets a variety of video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. Revenue by product line are as follows:

	Fiscal Years Ended March 31,
	2005	2004	2003
	(In thousands)
Net sales:
Communications	$52,720	$54,489	$39,578
Video & Imaging	4,649	12,707	27,430

Total	$57,369	$67,196	$67,008

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in Japan, the United Kingdom and France. The Company’s principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers. Substantially all of the Company’s long-lived assets at March 31, 2005 and 2004 were located in the United States.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area for fiscal years ended March 31 (in thousands):

	Fiscal Year Ended March 31,
	2005	2004	2003
Net sales:
United States	$28,188	$31,219	$27,758
Other	612	2,092	565

Total North America sales	28,800	33,311	28,323

Export sales to Singapore	3,360	6,544	18,888
Export sales to Asia and Japan	14,943	15,577	12,249
Export sales to Europe and Rest of World	10,266	11,764	7,548

Total export sales	28,569	33,885	38,685

Net sales	$57,369	$67,196	$67,008

NOTE 13.    RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment (“SFAS 123R”). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of the Company’s employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005. The Company, therefore, is required to implement the standard no later than its fiscal year 2007.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R will have a significant impact on the Company’s result of operations, although it will have no negative impact on cash flow. However, the actual result of the adoption of SFAS 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. Therefore, the Company is required to adopt the standard effective in the Company’s 2007 fiscal year. The Company is currently assessing the impact but does not expect the adoption of SFAS 151 to have a significant impact on its financial condition or results of operations.

NOTE 14.    SUBSEQUENT EVENT

On April 6, 2005, the Company entered into a definitive agreement with Infineon Technologies North America Corp. in which it agreed to acquire for $11.1 million in cash a significant part of Infineon’s Optical Networking(ON) Business Unit. The acquisition includes assets relating to the multi-rate TDM framer products, Fiber Channel over SONET/SDH, Resilient Packet Ring (RPR), as well as certain intellectual property for Data over SONET products. The transaction closed April 14, 2005.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003

SUPPLEMENTARY DATA

Quarterly Results

The following table contains selected unaudited quarterly financial data for the eight quarters ended March 31, 2005, both in absolute dollars as well as in terms of percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to present fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter.

Exar Corporation

Quarterly Results (Unaudited)

For Fiscal Years Ended March 31, 2005, 2004 and 2003

	Quarter Ended
	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003
	(In thousands, except per share amounts)
Net sales	$13,656	$13,245	$14,181	$16,287	$17,862	$17,088	$16,237	$16,009
Cost of sales	3,994	4,441	4,522	5,256	5,569	5,981	5,848	5,839

Gross profit	9,662	8,804	9,659	11,031	12,293	11,107	10,389	10,170
Operating expense:
Research and development	5,691	5,304	5,371	5,659	5,523	5,338	5,433	5,525
Selling, general and administrative	5,136	4,962	5,231	5,331	5,183	4,874	4,636	4,700

Total operating expenses	10,827	10,266	10,602	10,990	10,706	10,212	10,069	10,225
Gain on legal settlement	—	—	1,208	—	—	—	—	—
Income (loss) from operations	(1,165)	(1,462)	265	41	1,587	895	320	(55)
Other income (loss), net	2,711	2,296	1,951	1,588	1,679	1,745	(4,263)	1,978

Income (loss) before income taxes	1,546	834	2,216	1,629	3,266	2,640	(3,943)	1,923
Provision (benefit) for income taxes	233	—	347	326	(2,074)	448	453	423

Net income (loss)	$1,313	$834	$1,869	$1,303	$5,340	$2,192	$(4,396)	$1,500

Net income (loss) per share:
Basic	$0.03	$0.02	$0.05	$0.03	$0.13	$0.05	$(0.11)	$0.04
Diluted	$0.03	$0.02	$0.04	$0.03	$0.12	$0.05	$(0.11)	$0.04
Shares used in the computation of net income (loss) per share:
Basic	41,829	41,639	41,400	41,261	41,158	40,715	40,481	40,268
Diluted	42,537	42,539	42,198	42,419	43,212	42,604	40,481	41,930

	Quarter Ended
	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	29.2%	33.5%	31.9%	32.3%	31.2%	35.0%	36.0%	36.5%

Gross margin	70.8%	66.5%	68.1%	67.7%	68.8%	65.0%	64.0%	63.5%
Operating expense:
Research and development	41.7%	40.0%	37.9%	34.7%	30.9%	31.2%	33.5%	34.5%
Selling, general and administrative	37.6%	37.5%	36.9%	32.7%	29.0%	28.5%	28.6%	29.4%

Total operating expenses	79.3%	77.5%	74.8%	67.5%	59.9%	59.8%	62.0%	63.9%
Gain on legal settlement	0.0%	0.0%	8.5%	0.0%	0.0%	0.0%	0.0%	0.0%

Income (loss) from operations	(8.5)%	(11.0)%	1.8%	0.3%	8.9%	5.3%	1.9%	(0.4)%
Other income (loss), net	19.9%	17.3%	13.8%	9.8%	9.4%	10.2%	(26.3)%	12.4%

Income (loss) before income taxes	11.4%	6.3%	15.6%	10.1%	18.3%	15.5%	(24.4)%	12.0%
Provision (benefit) for income taxes	1.7%	0.0%	2.4%	2.0%	(11.6)%	2.6%	2.8%	2.6%

Net income (loss)	9.7%	6.3%	13.2%	8.1%	29.9%	12.9%	(27.2)%	9.4%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Disclosure Controls.

The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Part II, Item 8. Financial Statements and Supplemental Data” for Management’s Annual Report on Internal Control over Financial Reporting and the audit report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm.

ITEM 9B.    OTHER INFORMATION

The Company maintains three equity incentive plans: the 1996 Non-Employee Directors’ Stock Option Plan, the 1997 Equity Incentive Plan and the 2000 Equity Incentive Plan (the “Plans”). Prior to the amendments described below, under the provisions of the Plans, the Company could permit selected participants to elect to have a portion of their compensation reduced each year in return for options to purchase shares of the Company’s common stock at an aggregate discount from the then current fair market value equal to the salary reduction amount. Recently enacted Internal Revenue Code (“Code”) Section 409A imposes new requirements on arrangements allowing for the deferral of compensation. In order to avoid the imposition of additional taxes under Code Section 409A, on June 13, 2005 the Board approved the amendment of the Plans to eliminate the compensation deferral provision in each Plan, effective June 13, 2005. At the same time, as permitted by Code Section 409A, the Board approved the cancellation of deferral elections for the 2005 calendar year for four (4) participants and also the cancellation of the stock options granted with respect to those deferrals. Each of the four (4) participants has consented in writing to the terms of the deferral and option cancellation. Two (2) of the affected participants are members of the Company’s Board of Directors, John S. McFarlane and Raimon L. Conlisk. The other two (2) participants are non-executive employees of the Company.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For a listing of Executive Officers of the Company and certain information about them, see “Part I, “Executive Officers of the Registrant.”

The information required by this Item is incorporated by reference from the Company’s 2005 definitive proxy statement to be filed not later than 120 days following the close of the 2005 fiscal year (“2005 Definitive Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is hereby incorporated by reference from the Company’s 2005 Definitive Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the Company’s 2005 Definitive Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference from the Company’s 2005 Definitive Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from the Company’s 2005 Definitive Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 2005, 2004 and 2003 are filed as part of this Form 10-K:

Form 10-K Page No.
II	Valuation and Qualifying Accounts and Reserves	87

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

See Exhibit Index on page 88 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ ROUBIK GREGORIAN
Roubik Gregorian
Chief Executive Officer,
President and Director

Date: June 14, 2005

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roubik Gregorian and Ronald W. Guire, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROUBIK GREGORIAN (Roubik Gregorian)	Chief Executive Officer, President and Director (Principal Executive Officer)	June 14, 2005

/s/ RONALD W. GUIRE (Ronald W. Guire)	Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)	June 14, 2005

/s/ DONALD L. CIFFONE, JR. (Donald L. Ciffone, Jr.)	Chairman of the Board	June 14, 2005

/s/ RAIMON L. CONLISK (Raimon L. Conlisk)	Vice Chairman of the Board	June 14, 2005

/S/ FRANK P. CARRUBBA (Frank P. Carrubba)	Director	June 14, 2005

/S/ JOHN MCFARLANE (John McFarlane)	Director	June 14, 2005

/S/ RICHARD PREVITE (Richard Previte)	Director	June 14, 2005

/S/ THOMAS WERNER (Thomas Werner)	Director	June 14, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Classification	Balance at Beginning of Year	Provision	Write-offs and Recoveries(1)	Balance at End of Year
Allowance for sales return:
Year ended March 31, 2005	$856	$2,428	$2,497	$787
Year ended March 31, 2004	$942	$2,509	$2,595	$856
Year ended March 31, 2003	$1,496	$2,223	$2,777	$942

Allowance for doubtful accounts:
Year ended March 31, 2005	$231	$(11)	$149	$71
Year ended March 31, 2004	$200	$31	$—	$231
Year ended March 31, 2003	$103	$97	$—	$200

(1)	Write-offs and recoveries reflect credits issued to distributors for stock rotations and volume discounts, and write-offs of uncollectible accounts receivable.

EXHIBIT INDEX

Exhibit Footnote		Exhibit Number		Description
		2.1	++	Purchase Agreement between Exar Corporation and Infineon Technologies North America Corp., dated April 6, 2005.

(a	)	3.1		Amended and Restated Certificate of Incorporation of Exar Corporation.

(d	)	3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation.

(h	)	3.3		Bylaws of the Company.

(g	)	4.1		Rights Agreement dated December 15, 1995, between the Company and the First National Bank of Boston.

(e	)	4.2		Amendment of Rights Agreement dated May 1, 2000, between the Company and Fleet National Bank (f/k/a BankBoston, N.A., f/k/a The First National Bank of Boston).

(c	)	4.3		Second Amendment to Rights Agreement dated December 5, 2001 between the Company and Fleet National Bank f/k/a BankBoston, N.A.

(j	)	4.4		Third Amendment of Rights Agreement dated September 9, 2004 between the Company and Equi Serve Trust Company, N.A.

(e	)	10.1	*	1989 Employee Stock Participation Plan and related Offering documents.

(a	)	10.2	*	1991 Stock Option Plan and related forms of stock option grant and exercise.

(a	)	10.3	*	1991 Non-Employee Directors’ Stock Option Plan and related forms of stock option grant and exercise.

(f	)	10.4	*	Fiscal 2001 Key Employee Incentive Compensation Program.

(f	)	10.5	*	Fiscal 2001 Executive Incentive Compensation Program.

		10.6	*	1996 Non-Employee Directors’ Stock Option Plan and related forms of stock option grant and exercise.

		10.7	*	1997 Equity Incentive Plan and related forms of stock option grant and exercise.

(e	)	10.8	*	Executive Officers’ Change of Control Severance Benefit Plan.

		10.9	*	2000 Equity Incentive Plan and related forms of stock option grant and exercise.

(k	)	10.10	*

Executive Employment Agreement between Exar Corporation and Donald L. Ciffone, Jr., dated December 6, 2000, as amended and restated on June 21, 2001, March 28, 2003, June 12, 2003, December 3, 2003 and October 28, 2004.

(f	)	10.11	*

Form of Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard Previte, Donald L. Ciffone, Jr., Michael J. Class, Roubik Gregorian, Ronald W. Guire, Susan J. Hardman, Thomas R. Melendrez, Stephen W. Michael.

(c	)	10.12	*	Fiscal 2003 Key Employee Incentive Compensation Program.

(c	)	10.13	*	Fiscal 2003 Executive Incentive Compensation Program.

(i	)	10.14	*	Fiscal 2004 Key Employee Incentive Compensation Program.

(i	)	10.15	*	Fiscal 2004 Executive Incentive Compensation Program.

(b	)	10.16	*+	Fiscal 2005 Executive Incentive Compensation Program.

(b	)	10.17	*+	Fiscal 2005 Key Employee Incentive Compensation Program.

(b	)	10.18		Indemnity Agreement between the Company and John S. McFarlane, member of the Company’s Board of Directors.

Exhibit Footnote		Exhibit Number	Description
(k	)	10.19	Agreement Regarding Ongoing Services as Chairman of the Board between Exar Corporation and Donald L. Ciffone, Jr., dated October 29, 2004.

(l	)	10.20*	Grant of Restricted Stock Purchase Right between Exar Corporation and Roubik Gregorian dated March 24, 2005.

		10.21	Compensation Deferral and Option Cancellation Agreement between the Company and John S. McFarlane dated June 13, 2005.

		10.22	Compensation Deferral and Option Cancellation Agreement between the Company and Raimon L. Conlisk dated June 13, 2005.

		21.1	Subsidiaries of the Company.

		23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

		24.1	Power of Attorney. Reference is made to the signature page 85.

		31.1	Chief Executive Officer Certification.

		31.2	Chief Financial Officer Certification.

		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

(b)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(c)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2001, and incorporated herein by reference.

(d)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 23, 2000, and incorporated herein by reference.

(e)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(f)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(g)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed January 9, 1996, and incorporated herein by reference.

(h)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, and incorporated herein by reference.

(i)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2002, and incorporated herein by reference.

(j)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 15, 2004, and incorporated herein by reference.

(k)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 1, 2004, and incorporated herein by reference.

(l)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 30, 2005 and incorporated herein by reference.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant for Item 601(B)(10) of Regulation S-K.

+	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

++	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission. Schedules, exhibits and similar attachments have also been excluded, copies of which will be furnished supplementally to the Securities and Exchange Commission upon request.