Form 10-K/A
period 2005-03-31
EXAR CORP
filed 2005-07-27
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004 was $595,159,824 based on the last sales price reported for such date as reported on The Nasdaq Stock Market, Inc (“NASDAQ”).

The number of shares outstanding of the Registrant’s common stock was 42,819,980 as of May 31, 2005, net of treasury shares.

EXPLANATORY NOTE

This Amendment to our annual report on Form 10-K for the fiscal year ended March 31, 2005 is being filed to include information required by Part III, Items 10-14 rather than incorporate such information by reference. This 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our annual report on Form 10-K on June 14, 2005.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors Continuing in Office Until the 2005 Annual Meeting

Raimon L. Conlisk

Mr. Conlisk, age 83, joined the Company as a Director in August 1985, was appointed Vice Chairman of the Board in August 1990, served as Chairman of the Board from August 1994 to April 2002, and is currently serving as Vice Chairman. Mr. Conlisk has also served as a director since 1991, and in December 1997 was appointed Chairman of the Board of SBE, Inc., a manufacturer of communications and computer products. In March 2004, Mr. Conlisk retired as a Director and Chairman from SBE, Inc., however, he was subsequently appointed Chairman Emeritus. From 1977 to 1999, Mr. Conlisk was President of Conlisk Associates, a management-consulting firm serving high-technology companies in the United States and foreign countries. From 1991 to 1998, Mr. Conlisk served as a Director of Xetel Corporation, a contract manufacturer of electronic equipment. Mr. Conlisk was also President from 1984 to 1989, a Director from 1970, and Chairman from 1989 until retirement in June 1990, of Quantic Industries, Inc., a privately held manufacturer of electronic systems. From 1970 to 1973, and from 1987 to 1990, Mr. Conlisk served as a Director of the American Electronics Association. He holds a B.S. in Electrical Engineering from the University of California at Berkeley.

Richard Previte

Mr. Previte, age 70, joined the Company as a Director in October 1999. He was a Director of Advanced Micro Devices, or AMD, from 1990 to April 2000, and Vice Chairman from 1999 to April 2000. Additionally, Mr. Previte served as Chairman of the Board of Vantis Corporation, a subsidiary of AMD, from 1997 to June 1999, and acted as Chief Executive Officer from February 1999 to June 1999. Mr. Previte served as President of AMD from 1990 to 1999, Executive Vice President and Chief Operating Officer from 1989 to 1990, and Chief Financial Officer and Treasurer from 1969 to 1989. Most recently he was Chief Executive Officer and Chairman of the Board of MarketFusion, Inc., from January 2000 to April 2002. Most recently, since January 2005, Mr. Previte has served as Executive Vice President and Chief Administrative Officer of Spansion, LLC, a subsidiary of AMD/Fujitsu. He holds a B.S. and an M.S. from San Jose State University.

Thomas H. Werner

Mr. Werner, age 45, joined the Company as a Director in July 2004. Mr. Werner currently serves on the board of directors of Three-Five Systems, Inc., a public company, and Silicon Light Machines, Inc., a subsidiary of Cypress Semiconductor. Mr. Werner has served as the Chief Executive Officer of SunPower Corporation since June 2003, and from June 2001 to June 2003, he was the Chief Executive Officer of Silicon Light Machines, Inc. He has also held a number of executive management positions at 3Com Corporation, Oak Industries, Inc., and General Electric Co. From December 1998 to June 2001, Mr. Werner was Vice President and General Manager of the Business Connectivity Group at 3Com Corporation. He holds a B.S. in Industrial Engineering from the University of Wisconsin, a B.S. in Electrical Engineering from Marquette University and an M.B.A. from George Washington University.

Directors Continuing in Office Until the 2006 Annual Meeting

Frank P. Carrubba

Mr. Carrubba, age 67, joined the Company as a Director in August 1998. Dr. Carrubba served as Executive Vice President and Chief Technical Officer of Royal Philips Electronics, headquartered in Eindhoven, The Netherlands, from 1991 to 1997. From 1982 to 1991, Dr. Carrubba was with Hewlett-Packard Company, where he was a member of the Group Management Committee and was Director of Hewlett-Packard Laboratories. Prior to joining Hewlett-Packard, he spent 22 years as a member of the technical staff at IBM Corporation’s Thomas J. Watson Research Laboratory in Yorktown Heights, New York. Dr. Carrubba was one of the original designers of the RISC Architecture, for which he was named “Inventor of the Year” by the Intellectual Property Owners in Washington, D.C. in 1992. Dr. Carrubba is also a Director of Coherent, Inc., a global leader in the design, manufacture and sale of lasers, and Gyration, Inc., creators of in-air cordless mice and controllers for games, presentations and virtual reality. In June 2002, Dr. Carrubba was appointed Chairman of the Board of Accerra Corporation, a provider of secure online services for business communications located in Santa Rosa, California. He holds a B.S. in Electrical Engineering, an M.S. in Operations Management and an Honorary Ph.D. in Computer Engineering from the University of New Haven.

Roubik Gregorian

Mr. Gregorian, age 55, joined the Company in 1995 as President, Startech Division, when the Company acquired Startech Semiconductor, Inc., where he served as President. During Mr. Gregorian’s tenure at the Company, he was appointed Chief Technology Officer and Vice President of the Communications Division in 1996 and Chief Technology Officer, Senior Vice President/General Manager, Communications Division, in 1998. Mr. Gregorian was promoted to Executive Vice President/General Manager, Communications Division in 2002 and to Chief Operating Officer in 2003. Mr. Gregorian served as the Company’s acting President and Chief Executive Officer from September 2004 to February 2005, when he was appointed to his current position of President and Chief Executive Officer. Mr. Gregorian has been a director of the Company since March 2005. From 1983 to 1994, Mr. Gregorian served as Vice President of Research and Development and Chief Technology Officer for Sierra Semiconductor where he directed the company’s product strategy and product development activities including the data communications and graphic products which were instrumental in taking the company public in 1991. From 1977 to 1983, Mr. Gregorian was manager of analog and telecommunications products at American Microsystems where he received several awards including one for developing the industry’s first PCM CODEC. Mr. Gregorian has been issued 26 patents, authored two textbooks and 45 technical articles. He received his M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as a M.Sc. from Tehran University in Electrical Engineering.

John S. McFarlane

Mr. McFarlane, age 56, joined the Company as a Director in January 2004. He is currently self-employed as a private investor and serves as a Director of Pitney Bowes. From February 2004 to February 2005, Mr. McFarlane was the Chairman and Chief Executive Officer of Ascendent Systems, a private communications software company. From March 2001 to April 2002, Mr. McFarlane was President and Chief Executive Officer of Nexsi Systems, a provider of high-performance Internet security and traffic management systems. Nexsi Systems filed for chapter 7 bankruptcy protection on May 17, 2002. From May 1997 to March 2001, he held senior executive positions at Sun Microsystems, including President of the service provider business, and President of the software division. Prior to Sun, he spent over 17 years at Northern Telecom and Bell Northern Research. Mr. McFarlane holds a B.Sc. and an M.B.A. from the University of Toronto.

Directors Continuing in Office Until the 2007 Annual Meeting

Donald L. Ciffone, Jr.

Mr. Ciffone, age 50, was appointed a Director of the Company in October 1996 and was appointed Chairman of the Board in April 2002. Mr. Ciffone served as the Company’s President and Chief Executive Officer from October 1996 to September 2004 and remained an employee of the Company through March 31, 2005. From August 1996 to October 1996, Mr. Ciffone was Executive Vice President of Toshiba America, the U.S. semiconductor subsidiary of Toshiba Semiconductor. Prior to joining Toshiba, he served from 1991 to 1996 in a variety of senior management positions, including Senior Vice President of the VLSI Product Divisions, at VLSI Technology, Inc. From 1978 to 1991, Mr. Ciffone held a variety of marketing and operations positions at National Semiconductor, Inc. Mr. Ciffone holds a B.A. from San Jose State University and an M.B.A. from Santa Clara University.

Ronald W. Guire

Mr. Guire, age 56, is the Executive Vice President, Chief Financial Officer, and Assistant Secretary for Exar Corporation. He joined the Company in 1984 as Vice President and Treasurer; in 1985 his title was changed to Vice President, Chief Financial Officer (CFO) and Secretary (until June 2001 when he became Assistant Secretary), and in 1995 Mr. Guire was named Executive Vice President. Mr. Guire has been a director of the Company since 1985. Mr. Guire was a partner in the certified public accounting firm of Graubart & Co. from 1979 prior to joining the Company. Mr. Guire is a member of the California Society of Certified Public Accountants and a member of Financial Executives International. Mr. Guire holds a B.S. in Accounting from California College of Commerce and has been a certified public accountant since 1977.

Executive Officers

The information required by this item regarding our executive officers is incorporated by reference to the information under the caption “Executive Officers of the Registrant” in Part I of our Form 10-K filed on June 14, 2005.

Audit Committee

The Audit Committee, serving under a written charter adopted by the Board of Directors, reviews financial reports, information and other disclosures submitted by the Company to any regulatory agency or disclosed to the public, reviews the Company’s system of internal controls regarding finance and accounting and the Company’s auditing, accounting and financial reporting processes. The Audit Committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to review the reliability and integrity of the Company’s financial reporting process and internal control system; (ii) select the independent accountants and review and appraise the independent accountants’ qualifications, independence and performance; and (iii) provide the Board with such information and materials as it may deem necessary to make the Board aware of significant financial matters that require the attention of the Board. The Audit Committee is composed of Messrs. Carrubba, Conlisk, McFarlane, Previte and Werner. Mr. Previte serves as Chairman of the Audit Committee. The Board of Directors has determined that Mr. Previte is an audit committee financial expert (as currently defined under applicable SEC rules). All members of the Audit Committee are independent (as currently defined under applicable SEC rules and the National Association of Securities Dealers listing standards).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

In 2005, Raimon L. Conlisk filed on a late basis one Form 4 for two transactions. Other than as set forth above, to the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2005, all of the Company’s Executive Officers, Non-Employee Directors and greater than ten percent (10%) Stockholders complied with applicable Section 16(a) filing requirements.

Code of Ethics

The Company’s Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers is available on the Company’s website at http://exar.com. If any amendments are made to the Code of Ethics, other than a technical, administrative or other non-substantive amendment, or the Company grants any waiver, including any implicit waiver, from a provision of the Code of Ethics, that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, the Company will disclose the date and nature of the amendment or waiver on its website at http://exar.com. Also, the Company may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Non-Employee Directors

Fees

The Company pays an annual fee to each of its non-employee directors for their services as directors. The Company pays Frank P. Carrubba an annual fee totaling $50,000 for his services as a director and Chairman of the Compensation Committee of the Board. The Company pays Raimon L. Conlisk an annual fee totaling $60,000 for his services as a director and Vice Chairman of the Board. The Company pays John S. McFarlane an annual fee totaling $40,000 for his services as a director. The Company pays Richard Previte an annual fee totaling $50,000 for his services as a director and Chairman of the Audit Committee. The Company pays Thomas H. Werner an annual fee totaling $40,000 for his services as a director. The Company pays Donald L. Ciffone, Jr.’s compensation for his services as Chairman of the Board in accordance with the agreements that the Company currently has in place with Mr. Ciffone, as described below. In addition, the Company reimburses all directors for certain expenses incurred in connection with their services as directors in accordance with Company policy.

Nonqualified Stock Options

Non-employee directors receive periodic non-discretionary grants of nonqualified stock options to purchase shares of common stock of the Company under the 1996 Non-Employee Directors’ Stock Option Plan, as amended (the “1996 Directors’ Stock Option Plan”). The 1996 Directors’ Stock Option Plan provides that upon initial election to the Board, each non-employee director is granted an option to purchase 54,000 shares of common stock and is automatically granted an option to purchase 22,500 additional shares on the date of each subsequent Annual Meeting following the initial grant. On April 13, 2000, the Board amended the 1996 Directors’ Stock Option Plan to provide that the annual grant to the Chairman of the Board be increased to twice the annual grant issued to each other non-employee director. Subsequently, the Board limited the Chairman’s annual grant to a non-employee chairman upon Mr. Ciffone’s being elected Chairman of the Board.

Initial option grants vest annually over a period of three (3) years. Annual options granted prior to September 11, 1998 vest in four (4) equal annual installments with the first installment exercisable on the first anniversary of the date of the option grant. Annual options granted on or after September 11, 1998 vest monthly in equal installments over a period of twelve (12) months from the date of grant. The maximum term of options granted under the 1996 Directors’ Stock Option Plan is seven (7) years. Prior to the adoption of the 1996 Directors’ Stock Option Plan, non-employee directors received options under the 1991 Non-Employee Directors’ Stock Option Plan (the “1991 Directors’ Plan”) which was terminated as to future grants on May 31, 1996. At March 31, 2005, there were no options to purchase shares of common stock outstanding under the 1991 Directors’ Plan. During fiscal 2005, options to purchase 128,206 shares of common stock were granted under the 1996 Directors’ Stock Option Plan to the Company’s non-employee directors at an average exercise price of $12.8354 per share. The exercise price of such options was equal to the fair market value of the Company’s common stock on the date of grant (except for those options granted pursuant to a fee deferral election, described below). During fiscal 2005, non-employee directors exercised options to purchase 22,500 shares under the 1996 Directors’ Stock Option Plan for a net value realized of $145,180.

Prior to the amendment described below, the 1996 Directors’ Stock Option Plan permitted non-employee directors to elect to have a portion of their fees for their services as directors reduced each year in return for options to purchase shares of the Company’s common stock at an aggregate discount from the then current fair market value equal to the salary reduction amount. For calendar year 2004, Mr. Carrubba elected to have 50% of his annual director’s fee deferred and Mr. Conlisk elected to have 50% of his annual director’s fee deferred. Recently enacted Internal Revenue Code (“Code”) Section 409A imposes new requirements on arrangements allowing for the deferral of compensation. In order to avoid the imposition of additional taxes under Code Section 409A, on June 13, 2005 the Board approved the amendment of the 1996 Directors’ Stock Option Plan (as well as the Company’s 1997 Equity Incentive Plan and the 2000 Equity Incentive Plan) to eliminate the compensation deferral provision, effective June 13, 2005. At the same time, as permitted by Code Section 409A, the Board approved the cancellation of deferral elections for the 2005 calendar year for Mr. McFarlane and Mr. Conlisk and also the cancellation of the stock options granted to such directors with respect to those deferrals. Both directors consented in writing to the terms of the deferral and option cancellation.

Donald L. Ciffone, Jr.

On October 28, 2004, the Company and Mr. Ciffone entered into an Agreement Regarding Ongoing Services As Chairman Of The Board. Such agreement sets forth certain benefits to be provided to Mr. Ciffone during his service as the non-employee Chairman of the Board. Such agreement provides that for so long as Mr. Ciffone serves as Chairman of the Board, Mr. Ciffone shall be eligible under the terms and conditions of the Company’s medical, vision and dental benefit plans; provided, that Mr. Ciffone is not employed by the Company pursuant to the Second Part-Time Employment Agreement (described below) or any other company providing or offering to Mr. Ciffone substantially similar benefits. Mr. Ciffone is obligated to pay fifty percent (50%) of the premiums associated with such benefits. Pursuant to the agreement, on April 1, 2005, Mr. Ciffone was granted an option to purchase 54,000 shares of the Company’s common stock under to the Company’s 1997 Equity Incentive Plan. Such option has substantially the same terms (e.g., vesting, term, etc.) as the initial stock option grants made pursuant to Section 5(a) of the 1996 Directors’ Stock Option Plan and was made in lieu of the initial stock option grant to which Mr. Ciffone might be entitled pursuant to Section 5(a) of the 1996 Directors’ Stock Option Plan in the future. The agreement terminates upon the termination of Mr. Ciffone’s services as Chairman of the Board of Directors or the date of the Company’s 2007 Annual Meeting of Stockholders, whichever shall first occur.

On October 28, 2004, the Company and Mr. Ciffone entered into an amended and restated Executive Employment Agreement. The Executive Employment Agreement provides that if Mr. Ciffone’s services as Chairman of the Board terminate prior to the Company’s 2007 Annual Meeting of Stockholders, then, at Mr. Ciffone’s option, either (a) Mr. Ciffone shall continue to serve as a director of the Company until the expiration of his term, or (b) Mr. Ciffone shall immediately resign from the Board of Directors and Mr. Ciffone’s services under the Second Part-Time Employment

Agreement (which is attached as Exhibit A-2 to the Executive Employment Agreement) shall commence as of such termination date; provided, however, that Mr. Ciffone’s services under the Second Part-Time Employment Agreement shall not commence if his services as Chairman of the Board shall have been terminated by the Company for cause (as defined in the Executive Employment Agreement) or by Mr. Ciffone for any reason or on account of his death or disability. The Second Part-Time Employment Agreement provides that Mr. Ciffone (i) will devote up to eight (8) hours per week to the Company, (ii) will receive $10,000 per month as compensation for such services, (iii) will be entitled to all rights and benefits for which he is eligible under the terms and conditions of the standard Company benefits and compensation practices that may be in effect from time to time and are provided by the Company to its executive employees generally, including health, disability, life and accidental death insurance coverage and (iv) will be provided with additional life insurance coverage pursuant to a term life insurance policy with a benefit amount equal to one million dollars ($1,000,000), provided that Mr. Ciffone will be obligated to pay the premiums on such policy. The Second Part-Time Employment Agreement continues until the Company’s 2007 Annual Meeting of Stockholders (unless terminated earlier or the parties agree in writing to extend the term). During the term of the Second Part-Time Employment Agreement and for one year following the date on which Mr. Ciffone’s services under such agreement terminate, Mr. Ciffone may not solicit or attempt to solicit any employee of the Company to terminate such employee’s employment in order to become an employee of or a consultant or independent contractor to or for any other person or entity. The agreement also provides that, during the term of the agreement, Mr. Ciffone shall not (except for certain limited exceptions as set forth in the agreement), directly or indirectly, engage in, become financially interested in, be employed by or have any business connection with any other person or entity that competes directly with the Company.

Compensation of Executive Officers

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended March 31, 2005, 2004 and 2003 compensation awarded or paid to, or earned by, the Company’s President and CEO, and its other four most highly compensated Executive Officers at March 31, 2005 (the “Named Executive Officers”):

				Long-Term Compensation Awards
	Year	Annual Compensation (1)		Restricted Stock ($)		Securities Underlying Options (#)	All Other Compensation ($) (5)
Name and Principal Position		Salary ($)(4)	Bonus ($)
Donald L. Ciffone, Jr (2) Chairman of the Board	2005 2004 2003	751,365 611,559 616,290	— — —	— — —		100,000 200,000 137,500	35,125 46,500 38,125	(6) (7)

Roubik Gregorian (3) Chief Executive Officer, President and Director	2005 2004 2003	411,571 364,443 319,678	— — —	405,597 — —	(8)	300,000 110,000 192,000	12,875 18,750 10,500	(9)

Ronald W. Guire Executive Vice President, Chief Financial Officer, Assistant Secretary and Director	2005 2004 2003	300,817 282,548 282,022	— — —	— — —		56,000 40,000 66,000	11,125 16,000 11,125	(10)

Thomas R. Melendrez General Counsel, Secretary and Senior Vice President Business Development	2005 2004 2003	237,694 226,482 216,618	— — —	— — —		40,000 40,000 34,000	8,125 11,200 8,125	(11)

Mir B. Ghaderi Vice President/General Manager, Network and Transmissions Division	2005 2004 2003	239,790 234,776 198,428	— — —	— — —		56,000 70,000 40,458	8,125 10,000 2,750	(12)

(1)	As permitted by rules promulgated by the SEC, no amounts are shown for “prerequisites” as such amounts for each Named Executive Officers do not exceed the lesser of 10% of the sum of such executive’s salary plus bonus or $50,000.

(2)	Mr. Ciffone served as Chief Executive Officer and President until September 2004. He remained an employee of the Company until March 31, 2005.

(3)	Mr. Gregorian served as Chief Operating Officer until September 2004. He was acting Chief Executive Officer and President from September 2004 until February 2005 at which time he became President and Chief Executive Officer.

(4)	Includes amounts relating to Company-paid life insurance benefits.

(5)	Includes matching contributions made by the Company on behalf of each executive officer to the Exar Corporation Savings Plan (“401(k) Plan”): for fiscal year 2005: Mr. Ciffone - $2,125, Mr. Gregorian - $2,125, Mr. Guire - $2,125, Mr. Melendrez - $2,125 and Mr. Ghaderi - $2,125; for fiscal year 2004: Mr. Ciffone - $3,000, Mr. Gregorian - $3,000, Mr. Guire - $3,000, Mr. Melendrez - $3,000 and Mr. Ghaderi - $3,000; for fiscal year 2003: Mr. Ciffone - $2,125, Mr. Gregorian - $2,125, Mr. Guire - $2,125, Mr. Melendrez - $2,125 and Mr. Ghaderi - $2,125.

Includes auto allowances as follows: for fiscal year 2005: Mr. Ciffone - $33,000, Mr. Gregorian - $9,000, Mr. Guire - $9,000, Mr. Melendrez - $6,000 and Mr. Ghaderi - $6,000; for fiscal year 2004: Mr. Ciffone - $36,000, Mr. Gregorian - $9,000, Mr. Guire - $9,000, Mr. Melendrez - $6,000 and Mr. Ghaderi - $6,000; for fiscal year 2003: Mr. Ciffone - $36,000, Mr. Gregorian - $6,000, Mr. Guire - $9,000, Mr. Melendrez - $6,000 and Mr. Ghaderi - $0.

Includes bonuses for fiscal year 2004: Mr. Ciffone - $7,500, Mr. Gregorian - $6,000, Mr. Guire - $4,000, Mr. Melendrez - $2,200 and Mr. Ghaderi - $1,000.

Includes patent awards made by the Company on behalf to each of the following executive officer: for fiscal year 2005: Mr. Gregorian - $1,750; for fiscal year 2004: Mr. Gregorian - $750; for fiscal year 2003: Mr. Gregorian - $2,375, and Mr. Ghaderi - $625.

(6)	Effective November 2004, Mr. Ciffone became the Chairman of the Board. Compensation represents payments made by the Company to Mr. Ciffone through March 31, 2005.

(7)	Includes amounts relating to the voluntary cancellation of options to purchase 150,000 shares of common stock.

(8)	Based on a grant of 30,000 shares of restricted stock on March 24, 2005 at a purchase price of $0.0001, which was valued at $13.52 per share based on the closing market price of the Company’s common stock on the date of grant.

(9)	Includes amounts relating to the voluntary cancellation of options to purchase 120,000 shares of common stock ($0.05 per share).

(10)	Includes amounts relating to the voluntary cancellation of options to purchase 80,000 shares of common stock ($0.05 per share).

(11)	Includes amounts relating to the voluntarily cancellation of options to purchase 44,000 shares of common stock ($0.05 per share).

(12)	Includes amounts relating to the voluntary cancellation of options to purchase 20,000 shares of common stock ($0.05 per share).

OPTION GRANTS IN LAST FISCAL YEAR

In fiscal 2005, the Company granted nonqualified stock options to its Named Executive Officers under the 2000 Equity Incentive Plan, as amended and restated (the “2000 Plan”). The following tables show for the fiscal year ended March 31, 2005 certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price ($/Sh) (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (4)
					5% ($)	10% ($)
Donald L. Ciffone, Jr.	100,000	5.97	$17.79	04/19/11	724,028	1,687,293

Roubik Gregorian	26,064	1.56	$15.35	10/04/11	162,821	379,441
	200,000	11.94	$13.52	03/24/12	1,100,800	2,565,331
	73,936	4.41	$15.35	10/04/11	461,875	1,076,365

	300,000	17.91			1,725,496	4,021,137

Ronald W. Guire	26,064	1.56	$15.35	10/04/11	162,821	379,441
	29,936	1.79	$15.35	10/04/11	187,009	435,810

	56,000	3.34			349,830	815,251

Thomas R. Melendrez	26,064	1.56	$15.35	10/04/11	162,821	379,441
	13,936	0.83	$15.35	10/04/11	87,058	202,881

	40,000	2.39			249,879	582,322

Mir B. Ghaderi	26,064	1.56	$15.35	10/04/11	162,821	379,441
	29,936	1.79	$15.35	10/04/11	187,009	435,810

	56,000	3.34			349,830	815,251

(1)	Options generally vest 25% per year on the anniversary date of the grant.

(2)	Based on options to purchase as aggregate of 1,675,320 shares of the Company’s Common Stock granted to employees of the Company in fiscal 2005, including the Named Executive Officers.

(3)	The exercise price of the options was equal to the fair market value of the Company’s Common Stock on the date of the grant.

(4)	The potential realizable value is based on the term of the options at the time of the grant (which is generally seven years). The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised and sold on the last day of its term at the appreciated price. These amounts represent certain assumed rates of appreciation, in accordance with rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Number of Shares Acquired on Exercise	Value Realized (1) ($)	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the Money Options at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable (2)
Donald L. Ciffone, Jr.	—	$—	1,484,304	144,444	$229,868	$44,417

Roubik Gregorian	131,516	$1,078,603	478,980	512,500	$123,762	$404,247

Ronald W. Guire	—	$—	499,498	120,000	$666,253	$—

Thomas R. Melendrez	40,600	$231,829	159,998	88,000	$372,865	$225

Mir B. Ghaderi	12,500	$133,072	138,548	134,000	$129,864	$12,900

(1)	Represents the fair market value of the Company’s Common Stock on the date of the exercise (based on the closing sales price reported on the Nasdaq National Market or the actual sales price if the shares were sold by the optionee simultaneously with the exercise) less the exercise price, without taking into account any taxes that may be payable in connection with the transaction.

(2)	Represents the fair market value of the Company’s Common Stock at March 31, 2005 of $13.40 less the exercise price of the options.

Change of Control and Employment Arrangements

Change of Control Severance Plan. On June 24, 1999, the Board of Directors adopted the Executive Officers’ Change of Control Severance Benefit Plan (the “Severance Plan”). The following individuals are eligible to receive benefits under the Severance Plan: Group I, consisting of Michael J. Class, Roubik Gregorian and Ronald W. Guire; and Group II, consisting of Thomas R. Melendrez, Stephen W. Michael, and Mir B. Ghaderi. The Board of Directors or the Compensation Committee may, in their sole discretion, designate additional employees as eligible to receive benefits under the Severance Plan. The Severance Plan provides that an eligible employee will receive benefits if the employee’s employment is involuntarily terminated without “cause” or if the employee voluntarily terminates his or her employment for “good reason,” in either case within thirteen (13) months following the effective date of a change of control of the Company. Employees in Group I will receive a lump sum payment equal to two (2) times the employee’s annual base salary. Employees in Group II will receive a lump sum payment equal to the greater of (a) one year’s base salary, or (b) one month’s base salary for each complete year of service the employee has provided to the Company, up to a maximum of two (2) times the employee’s annual base salary. In order to receive benefits under the Severance Plan, an employee must execute a release of all claims that the employee may have against the Company and its successors and assigns.

Agreement with President and Chief Executive Officer

One March 24, 2005, the Compensation Committee approved a compensation package for the Company’s President and Chief Executive Officer, Roubik Gregorian. The Compensation Committee set Mr. Gregorian’s annual base salary at four hundred fifty thousand dollars ($450,000), effective February 16, 2005. The Compensation Committee approved the grant to Mr. Gregorian of an option to purchase two hundred thousand (200,000) shares of Company common stock under the Company’s 1997 Equity Incentive Plan with an exercise price equal to $13.52, which was the last quoted per share selling price for the Company’s common stock on the Nasdaq National Market on March 24, 2005. The shares subject to such option vest and become exercisable in forty-eight (48) equal monthly installments, beginning on April 24, 2005. Such vesting is subject to Mr. Gregorian’s continuing to render services to the Company through each vesting date. The option expires on the date that is the earlier of seven (7) years from the date of grant or three (3) months following the termination of Mr. Gregorian’s service to the Company.

On March 24, 2005, the Compensation Committee also approved the grant to Mr. Gregorian of 30,000 shares of restricted stock under the Stock Bonus provisions found in Section 6 of the Company’s 1997 Equity Incentive Plan, which stock has a purchase price of $0.0001. The Company and Mr. Gregorian have entered into a Grant of Restricted Stock Purchase Right agreement (the “Restricted Stock Agreement”), dated March 24, 2005, to memorialize the terms of such stock purchase right. Pursuant to the Restricted Stock Agreement, at such time Mr. Gregorian ceases to be a service provider, the Company has the right to repurchase any shares that are no longer subject to the Company’s repurchase option. The repurchase option lapses as to one-third (1/3) of the shares each year, beginning on March 24, 2006.

Mr. Gregorian is entitled to all rights and benefits for which he is eligible under the terms and conditions of the standard Company benefits and compensation practices that may be in effect from time to time and are provided by the Company to its executive employees generally, including health, disability, life and accidental death insurance coverage. In addition, the Compensation Committee determined that Mr. Gregorian is entitled to receive the following benefits:

(a) the Company shall continue to provide Mr. Gregorian with twenty-two (22) paid vacation days per year, which number of days shall increase based on the established graduated scale to the maximum of twenty-five (25) days as his seniority in the Company increases;

(b) the Company shall provide Mr. Gregorian with additional life insurance coverage with a benefit amount equal to one million dollars ($1,000,000);

(c) the Company shall provide Mr. Gregorian with a monthly automobile allowance equal to two thousand dollars ($2,000), effective February 16, 2005;

(d) the Company, pursuant to the terms and conditions of the Company’s Executive Health Plan, shall reimburse Mr. Gregorian up to five thousand dollars ($5,000) for each fiscal year for the documented cost of covered medical expenses, without the need for any contribution by Mr. Gregorian; and

(e) the Company shall reimburse Mr. Gregorian in an amount not to exceed five thousand dollars ($5,000) per year for costs incurred by Mr. Gregorian for obtaining professional services (for example, legal, tax planning, accounting and investment services).

One July 12, 2005, the Compensation Committee approved the Fiscal Year 2006 Executive Incentive Compensation Program (the “Executive Compensation Program”). The purpose of the Executive Compensation Program is to provide incentives to eligible executives for surpassing established revenue and operating income goals derived from the Company’s fiscal year 2006 financial plan. The following executives are currently eligible participants under the Executive Compensation Program: Roubik Gregorian, Ronald W. Guire, Michael J. Class, Mir Bahram Ghaderi, Stephen W. Michael and Thomas Melendrez. The bonus pool payable under the Executive Compensation Program is funded upon achievement of certain revenue and operating income goals and the size of the bonus pool is the sum of the 2006 fiscal year annual base salary of the participants times their respective target award percentages. The Compensation Committee has set such target award percentages between 40-50% of a participant’s base salary. A participant’s payout is determined using the formula set forth in the Executive Compensation Program which is based on such participant’s 2006 fiscal year annual base salary, individual target award percentage, actual corporate revenue and operating income results and personal performance factors. The Company has the right to modify or cancel at any time the Executive Compensation Program.

Compensation Committee Interlocks and Insider Participation

As of March 31, 2005, the Compensation Committee of the Company’s Board of Directors consisted of Messrs. Werner, Carrubba and McFarlane, none of whom is an officer or an employee of the Company. No Executive Officer of the Company serves as a member of the Board of directors or Compensation Committee of any entity that has one or more Executive Officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of July 18, 2005:

•	each Stockholder who is known by us to own beneficially more than 5% of our common stock;

•	each of our President and Chief Executive Officer and our other four most highly compensated Executive Officers as of March 31, 2005;

•	each of our Non-Employee Directors; and

•	all of our Non-Employee Directors and Executive Officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). Applicable percentage ownership is based on 42,411,048 shares of common stock outstanding as of July 18, 2005. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of July 18, 2005, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Beneficial Ownership (1)
	Number of Shares	Percent of Total
Beneficial Owner
Royce and Associates, LLC (2) 1414 Avenue of Americas New York, NY 10019	4,406,250	10.39%

Franklin Advisers, Inc (3) 1 Franklin Pkwy San Mateo, CA 94403	4,293,293	10.12%

T. Rowe Price Associates, Inc. (4) 100 E. Pratt Street Baltimore, MD 21202	3,195,000	7.53%

Westfield Capital Management Company LLC (5) One Financial Center Boston, MA 02111	2,815,944	6.64%

Dimensional Fund Advisors, Inc (6) 1299 Ocean Ave, 11th Floor Santa Monica, CA 90401	2,798,083	6.60%

Donald L. Ciffone, Jr. (7)	1,543,852	3.51%

Roubik Gregorian (7)	817,807	1.90%

Ronald W. Guire (7)	500,332	1.17%

Raimon L. Conlisk (7)	219,454	*

Frank P. Carrubba (7)	204,474	*

Mir B. Ghaderi (7)	171,552	*

Richard Previte (7)	167,402	*

Thomas R. Melendrez (7)	154,941	*

John S. McFarlane (7)	22,324	*

Thomas H. Werner (7)	18,000	*

All Executive Officers and Non-Employee Director as a group (12 persons) (8)	4,259,672	10.11%

*	Represents beneficial ownership of less than one percent of the Common Stock.

(1)	This table is based on information supplied by the Executive Officers, Directors and principal stockholders and Schedules 13G and 13G(A) filed with the SEC.

(2)	Based on Schedule 13G filed with the SEC on February 3, 2005. Royce and Associates, LLC has sole voting power and sole dispositive power with respect to 4,406,250 shares.

(3)	Based on Schedule 13G filed with the SEC on January 11, 2005. Franklin Advisors, Inc. has sole voting power and sole dispositive power with respect to 2,818,100 shares. Franklin Templeton Portfolio Advisors, Inc. has sole voting power and sole dispositive power with respect to 1,475,193 shares.

(4)	Based on Schedule 13G filed with the SEC on February 14, 2005. T. Rowe Price Associates, Inc. has 1,082,200 sole voting power and 3,195,000 sole dispositive power with respect to 3,195,000 shares.

(5)	Based on Schedule 13G filed with the SEC on March 4, 2005. Westfield Capital Management has 2,495,044 sole voting power and 2,815,944 sole dispositive power with respect to 2,815,944 shares.

(6)	Based on Schedule 13G filed with the SEC on February 10, 2005. Dimensional fund Advisors, Inc. has sole voting power and sole dispositive power with respect to 2,798,083 shares.

(7)	Includes shares which certain directors and executive officers have the right to acquire within sixty (60) days after July 18, 2005, pursuant to outstanding options as follows: Donald L. Ciffone, Jr., 16,666 shares; Roubik Gregorian, 43,333 shares; Ronald W. Guire, 24,000 shares; Thomas R. Melendrez, 13,250 shares; Mir B. Ghaderi, 13,304 shares; Raimon L. Conlisk, 3,750 shares; Frank P. Carrubba, 3,750 shares; Richard Previte, 3,750 shares.

(8)	Includes 158,678 shares issuable upon exercise of outstanding options exercisable within 60 days of July 18, 2005.

EQUITY COMPENSATION PLAN SUMMARY

Plan	Number of securities to be issued upon exercise of outstanding options as of March 31, 2005	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2005
Equity compensation plans approved by stock holders (1)	4,061,980	$17.24	2,948,134
Equity compensation plans not approved by stock holders (2)	5,159,752	$18.83	447,860

Totals	9,221,732		3,395,994

(1)	Includes the 1996 Directors’ Stock Option Plan (options to purchase 128,206 shares with a weighted average exercise price per share of $13.33) and the 1997 Equity Incentive Plan (options to purchase 573,000 shares with a weighted average exercise price per share of $14.61).

(2)	Consists of the 2000 Equity Incentive Plan (the “2000 Plan”). In September 2000, the Board of Directors approved the 2000 Plan. The 2000 Plan is administered by our Board or a committee of the Board (“Committee”) and provides for the grant of non-statutory options, stock bonuses, rights to purchase restricted stock, or a combination of the foregoing (collectively “Stock Awards”) to employees and consultants in our service or in the service of our affiliates. There are 5,700,000 shares of our common stock reserved under the 2000 Plan, and 318,461 shares remain available for future issuance there under as of May 31, 2005.

Options are granted with an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The Board or Committee determines when options granted under the 2000 Plan may be exercised. The 2000 Plan provides that vested options may generally be exercised for (a) three (3) months after termination of service other than due to death or disability, (b) twelve (12) months after termination of service as a result of disability, or (c) eighteen (18) months after termination of service as a result of death. The 2000 Plan permits options to be exercised with cash, other shares of the Company’s common stock, or any other form of legal consideration acceptable to the Board or Committee. Prior to June 13, 2005, the Board or Committee had the ability to select employees to participate in a program that allowed them to make an irrevocable election to apply a portion of their base salary (minimum of $5,000 and a maximum of $50,000) to the acquisition of an option to purchase shares of our common stock. Recently enacted Internal Revenue Code (the “Code”) Section 409A imposes new requirements on arrangements allowing for the deferral of compensation. In order to avoid the imposition of additional taxes under the Code Section 409A, on June 13, 2005 the Board approved the amendment to the 2000 Plan to eliminate the compensation deferral provision, effective June 13, 2005.

The Board or Committee determines the purchase price of restricted stock as well as the permissible form of consideration to be paid for such stock. The Board or Committee may award eligible participants stock pursuant to a stock bonus agreement in consideration for past services actually rendered to the Company or for the Company’s benefit. Shares of our common stock sold or awarded under the 2000 Plan may be subject to a repurchase option in the Company’s favor, which will lapse at such times as the Board or Committee may determine. The Company may exercise such repurchase option for any or all the unvested shares held by the purchaser upon his or her termination of service with the Company.

In the event of (i) a dissolution or liquidation, (ii) a merger or consolidation in which we are not the surviving corporation, (iii) a reverse merger in which we are the surviving corporation, but the shares of the Company’s common stock outstanding immediately preceding the merger are converted into other property, or (iv) any other capital reorganization in which more than 50% of the Company’s shares entitled to vote are exchanged, excluding in each case a capital reorganization in which the purpose is to change the state of the Company’s incorporation, the 2000 Plan provides that each outstanding Stock Award will fully vest and become exercisable for a period of at least ten (10) days. Outstanding Stock Awards that are not exercised prior to the occurrence of any of the listed events will terminate on the date of such event, unless the successor corporation assumes such awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into various arrangements with its Executive Officers, all of which are discussed herein under Item 11 “Executive Compensation.”

The Company has entered into indemnity agreements with Executive Officers and Directors which provide, among other things, that the Company will indemnify such Executive Officer or Director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he/she may be required to pay in actions or proceedings to which he/she is or may be made a party by reason of his/her position as a Director, Executive Officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company’s Bylaws.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2004 and 2005:

Description of Services	2005	2004
Audit Fees	608,062	171,385
Audit-Related Fees	—	—
Tax Fees	153,800	126,766
All Other Fees	4,000	—

Total	765,862	298,151

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s 10-Q, and audit services provided in connection with other statutory and regulatory filings.

Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning, including but not limited to the preparation of federal and state tax returns.

All Other Fees. All Other Fees include professional services related to non-audit related consulting services.

The charter of the Company’s Audit Committee requires that the Audit Committee pre-approve all audit and non-audit services provided to the Company by the independent auditors or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible. All audit and audit-related services provided by PricewaterhouseCoopers LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of the services included in this category is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therein to duly authorized.

EXAR CORPORATION
(Registrant)

July 27, 2005	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian)
Chief Executive Officer and President
(Principal Executive Officer)

July 27, 2005	By:	/s/ RONALD W. GUIRE
(Ronald W. Guire)
Executive Vice President, Chief Financial Officer, Assistant Secretary and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification.