Form 10-Q
period 2005-06-30
EXAR CORP
filed 2005-08-08
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, 42,470,947 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 597,110 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

ITEM 1. FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2005	March 31, 2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268,027	$258,378
Short-term marketable securities	169,508	187,907
Accounts receivable (net of allowances of $1,011 and $858)	5,433	3,899
Inventories	3,640	3,659
Interest receivable and prepaid expenses	3,869	3,645
Deferred income taxes	2,695	2,695

Total current assets	453,172	460,183
Property, plant and equipment, net	26,984	27,317
Long-term investments	4,098	3,978
Deferred income taxes	11,343	11,130
Goodwill and intangible assets, net	10,726	—
Other non-current assets	1,415	1,672

Total assets	$507,738	$504,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,286	$2,199
Accrued compensation and related benefits	4,499	4,074
Accrued sales commissions	679	646
Other accrued expenses	1,140	1,360
Income taxes payable	5,078	4,612

Total current liabilities	12,682	12,891
Long-term obligations	1,329	1,342

Total liabilities	14,011	14,233

Commitments and contingencies (Note 10 and 11)
Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 42,939,197 and 42,507,031 shares outstanding	419,869	417,077

Accumulated other comprehensive income (loss)	(591)	(1,070)
Retained earnings	84,104	82,354
Treasury stock, 597,110 and 497,110 shares of common stock at cost	(9,655)	(8,314)

Total stockholders’ equity	493,727	490,047

Total liabilities and stockholders’ equity	$507,738	$504,280

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Net sales	$15,912	$16,287
Cost of sales:
Product cost of sales	5,051	5,256
Amortization of purchased intangible assets	200	—

Total cost of sales	5,251	5,256

Gross profit	10,661	11,031

Operating expenses:
Research and development	6,232	5,659
Selling, general and administrative	5,186	5,331

Total operating expenses	11,418	10,990

Income (loss) from operations	(757)	41
Interest income and other, net	3,000	1,588

Income before income taxes	2,243	1,629
Provision for income taxes	493	326

Net Income	$1,750	$1,303

Earnings per share:
Basic earnings per share	$0.04	$0.03

Diluted earnings per share	$0.04	$0.03

Shares used in the computation of earnings per share:
Basic	42,222	41,261

Diluted	42,687	42,419

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,750	$1,303
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,432	1,073
Non-cash stock compensation	34	—
Provision for sales returns and allowances	153	143
Changes in operating assets and liabilities:
Accounts receivable	(1,687)	863
Inventories	19	(103)
Prepaid expenses and other current assets	(188)	(689)
Accounts payable	(913)	665
Accrued compensation and related benefits	(354)	764
Accrued sales commissions and other accrued expenses	444	(181)
Income taxes payable	289	148

Net cash provided by operating activities	979	3,986

Cash flows from investing activities:
Purchase of property, plant and equipment	(406)	(786)
Purchases of short-term marketable securities	(17,043)	(307,840)
Proceeds from maturities of short-term marketable securities	35,814	293,699
Other long-term investments	(120)	(25)
Acquisition of ON business from Infineon	(11,050)	—

Net cash provided by (used in) investing activities	7,195	(14,952)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,758	1,284
Repurchase of common stock	(1,341)	(1,667)

Net cash provided by (used in) financing activities	1,417	(383)
Effect of exchange rate changes on cash	58	(24)

Net increase (decrease) in cash and cash equivalents	9,649	(11,373)
Cash and cash equivalents at the beginning of period	258,378	15,090

Cash and cash equivalents at the end of period	$268,027	$3,717

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company designs, develops, and markets IC products that address the needs of the serial communications market and also offers a family of clock and timing devices. In addition, the Company designs and markets IC products that address select applications for the video and imaging markets.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2005, condensed consolidated balance sheet was derived from the audited financial statements at that date. All significant inter-company transactions and balances have been eliminated.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Certain amounts in prior periods have been reclassified to conform to the three months ended June 30, 2005 presentation. The most significant reclassifications were as follows:

Auction Rate Securities in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

The Company reclassified auction rate securities as of June 30, 2004 and March 31, 2004, respectively, having a stated or contractual maturity date for the underlying security in excess of 90 days in its balance sheets to short-term marketable securities from cash and cash equivalents. The impact of this reclassification was to increase short- term marketable securities by $250.1 million and $284.1 million at June 30, 2004 and March 31, 2004, respectively, and reduce cash and cash equivalents by the same amount. For the three months ended June 30, 2004, the Company reflected the purchases and sales of such securities in cash flows from investing activity in its Condensed Consolidated Statements of Cash Flows, which decreased cash used in investing activities by $34.0 million. Previously, the Company had classified these types of securities as cash and cash equivalents.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2005 included in its Annual Report on Form 10-K, as filed on June 14, 2005 with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2. ACQUISITION OF INFINEON’S OPTICAL NETWORKING BUSINESS

On April 6, 2005, Exar entered into a Purchase Agreement with Infineon Technologies North America Corp., a subsidiary of Infineon Technologies AG (“Infineon”), under which Exar agreed to purchase a significant part of Infineon’s Optical Networking Business Unit (“ON”). On April 14, 2005, Exar completed the purchase of such assets for $11,050,000 in cash. The acquisition includes assets relating to multi-rate TDM framer products, Fiber Channel over SONET/SDH, Resilient Packet Ring (RPR), as well as certain intellectual property for Data Over SONET products. The Company has included the financial results of ON in its condensed consolidated financial statements for the period from April 14, 2005 to June 30, 2005. The acquisition expands Exar’s SONET/SDH product portfolio.

The acquisition has been accounted for as a business combination. Assets acquired were recorded at their fair values as of April 14, 2005. The total purchase price of $11.4 million includes cash paid to Infineon of $11.05 million and acquisition related transaction costs of $0.35 million. ON related transaction costs include legal and accounting fees, and other external costs directly related to the acquisition.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase price allocation

Under business combination accounting, the total purchase price was allocated to ON’s tangible and identifiable intangible assets based on their estimated fair values as of April 14, 2005 as set forth below. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill. The purchase price allocation was as follows (in thousands):

Property acquired at fair value	$480
Intangible assets	5,750
Goodwill	5,176

Total purchase price	$11,406

Intangible assets

The intangible assets recognized, apart from goodwill, represented contractual or other legal rights of the acquisition and those intangible assets of the acquisition that could be clearly identified. These intangible assets were identified and valued through interviews and analysis of data provided by ON concerning development projects, their stage of development, the time and resources needed to complete them and, if applicable, their expected income generating ability. There were no other contractual or other legal rights of ON clearly identifiable by management, other than those discussed below.

Purchased technology of approximately $5.8 million consists of intellectual property related to the acquired technology as well as incremental value associated with an existing customer relationship. At the date of acquisition, the developed SONET technology had reached technological feasibility. Any development costs to be incurred in the future relate to the ongoing maintenance of the developed SONET technology will be expensed as incurred. To estimate the fair value of the developed SONET technology, an income approach was used, which included an analysis of future cash flows and the risks associated with achieving such cash flows.

The purchased SONET technology is amortized to cost of revenues on a straight-line basis over their estimated lives of six years. Amortization expense for this intangible asset was $200,000 and $0 for the three months ended June 30, 2005, and June 30, 2004, respectively.

	Three Months Ended June 30,
	2005	2004
Purchased Technology	$5,750	$—
Less accumulated amortization	(200)	—

Purchased technology, net	$5,550	$—

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated annual intangible amortization expense through fiscal year March 31, 2012, is as follows (in thousands):

Amortization
2006	$918
2007	958
2008	958
2009	958
2010	958
2011	958
2012	42

$5,750

Goodwill

Of the total purchase price, approximately $5.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of June 30, 2005, the Company determined that no impairment existed.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Exar and ON, on a pro forma basis, as though the operations had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for periods presented includes the business combination accounting effect of adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, adjustments to interest income for cash paid to Infineon in connection with the ON acquisition, and related tax effects.

The unaudited pro forma financial information for the three months ended June 30, 2005 combines the historical results of the Company for the three months ended June 30, 2005 and the historical results for ON for the period from April 1, 2005 to April 14, 2005. The unaudited pro forma financial information for the three months ended June 30, 2004 combines the historical results of the Company with the historical results for ON for the three months ended June 30, 2004.

(in thousands, except per share amounts)	Three Months Ended June 30,
	2005	2004
Net sales	$15,969	$17,167
Net income (loss)	$1,477	$(2,161)
Basic and diluted net income (loss) per share	$0.03	$(0.05)

NOTE 3. STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under the Financial Accounting Standards Board (“FASB”) Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations, and complies with the disclosure provisions of Statements of Financial Accounting Standards No. 123 and 148, (“SFAS 123” and “SFAS 148”, respectively). SFAS 123 requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Because the Company’s employee options have characteristics that are significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, it is the Company’s opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

The Company’s calculations were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Three Months Ended June 30,
	2005	2004
Risk-free interest rate	3.8%	3.8%
Expected term of options (years)	5.7	4.5
Expected volatility	65.7%	71.0%
Expected dividend yield	0	0

Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the shares under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions by fiscal year:

	Three Months Ended June 30,
	2005	2004
Risk-free interest rate	3.1%	1.3%
Expected term of options (years)	0.25	0.25
Expected volatility	21.6%	29.0%
Expected dividend yield	0	0

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of stock options is amortized over the options’ vesting periods.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The pro forma information for the three months ended June 30, 2005 and 2004 is not indicative of future period pro forma amounts (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Net income - as reported	$1,750	$1,303
Add: Stock-based employee compensation expense included in reported net income, net of tax	26	—
Deduct : Total stock-based employee compensation determined under the fair value based, method for all awards, net of tax	(2,575)	(4,180)

Net loss - Pro forma	$(799)	$(2,877)

Reported:
Earnings per share - Basic	$0.04	$0.03
Earnings per share - Diluted	0.04	0.03
Pro forma:
Loss per share - Basic and Diluted	$(0.02)	$(0.07)

NOTE 4. INVENTORIES

Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using the standard cost, which approximates average actual cost. The Company generally provides inventory allowances on obsolete inventories and inventories in excess of six-month demand for each specific part.

Inventories consist of the following (in thousands):

	June 30, 2005	March 31, 2005
Work-in-process	$1,833	$1,909
Finished goods	1,807	1,750

Inventories	$3,640	$3,659

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following (in thousands):

	June 30, 2005	March 31, 2005
Land	$6,584	$6,584
Building	13,743	13,743
Machinery and equipment	48,997	48,369
Construction-in-progress	370	307

	69,694	69,003
Accumulated depreciation and amortization	(42,710)	(41,686)

Total	$26,984	$27,317

NOTE 6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding options to purchase common stock were exercised or converted into common stock.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s earnings per share for the three months ended June 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Net Income	$1,750	$1,303

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings per share	42,222	41,261
Dilutive effect of stock options	465	1,158

Shares used in computation of diluted earnings per share	42,687	42,419

Earnings per share - Basic	$0.04	$0.03

Earnings per share - Diluted	$0.04	$0.03

For the three months ended June 30, 2005 and 2004, options to purchase 5,505,862 and 4,527,476 shares of common stock, respectively, at exercise prices ranging from $13.76 to $59.31 and $14.98 to $59.31 respectively, were outstanding but not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the shares of common stock as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 7. COMMON STOCK REPURCHASES

Since the inception of the Company’s current repurchase program in March of 2001 through June 30, 2005, a total of 597,110 shares of the Company’s common stock for an aggregate cost of $9.7 million have been repurchased. During the three months ended June 30, 2005, the Company repurchased 100,000 shares for $1.3 million. At June 30, 2005, $30.3 million remained authorized for repurchases under the repurchase program.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Net income	$1,750	$1,303

Other comprehensive income:
Cumulative translation adjustments	35	(14)
Unrealized gain (loss), net on marketable securities, net of tax	444	(975)

Total other comprehensive income (loss)	479	(989)

Comprehensive income	$2,229	$314

NOTE 9. LONG-TERM INVESTMENTS

Long-term investments are as follows (in thousands):

	June 30, 2005	March 31, 2005
TechFarm Fund	$1,815	$1,815
Skypoint Fund	2,283	2,163

Long-term investments	$4,098	$3,978

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Skypoint Telecom Fund II

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $2.3 million as of June 30, 2005 and is contractually obligated to contribute the remaining capital of $2.7 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. The investment in the Skypoint Fund is reflected at cost on the Company’s Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Consolidated Statements of Operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Inc., one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. The Company reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals, which is expected to continue for an additional 4 to 5 years from the three months ended June 30, 2005. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. Management estimates that the accrual of $0.3 million as of June 30, 2005 is sufficient to cover the estimated remaining 4 to 5 years of continued remediation activities and post-remediation site closure activities.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $2.3 million as of June 30, 2005 and is contractually obligated to contribute the remaining capital of $2.7 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. The investment in the Skypoint Fund is reflected at cost on the Company’s Condensed Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Condensed Consolidated Statements of Operations.

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

The Company’s commitments are comprised of the following:

As of June 30, 2005 (in thousands)

	Fiscal Year
	2006	2007	2008	2009	2010		Thereafter	Total
Contractual Obligations
Purchase Obligations (1)	$7,232	$560	$560	$420	$		$—	$8,772
Long-term Investment Commitments (Skypoint Fund) (2)	2,717	—	—	—		—	—	2,717
Remediation commitment (3)	40	53	53	53		53	19	271
Lease Obligations	65	24	17	17		4	—	127

Total	$10,054	$637	$630	$490		$57	$19	$11,887

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner through June 18, 2007.
(3)	The commitment relates to the environmental clean-up at one of the Company’s subsidiaries

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

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On April 15, 2005, Vicor filed a cross-complaint against Exar in San Diego Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, Exar filed a demurrer to all but one of the indemnity causes of action in Vicor’s Cross-Complaint. On June 17, 2005, the San Diego Superior Court sustained Exar’s demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. Exar answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is scheduled for May 12, 2006. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

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

On March 17, 2005, Vicor filed a cross-complaint against Exar and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that Exar sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego case discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, Exar filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara Superior Court sustained Exar’s demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. Vicor has yet to file its amended cross-complaint. No trial date has been set in the matter. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications, industrial and video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution channels is consistent among all of the Company’s products. Revenue by product line are as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Net sales:
Communications	$15,243	$14,812
Video & Imaging	669	1,475

Total	$15,912	$16,287

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows revenue by geographic area for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,
	2005	2004
Net sales:
United States	$8,205	$7,447
China	2,503	2,374
Asia (excludes China)	2,158	3,170
Italy	1,655	936
Europe (excludes Italy)	1,232	2,139
Rest of the World	159	221

Total net sales	$15,912	$16,287

Substantially all of the Company’s long-lived assets at June 30, 2005 and 2004 were located in the United States.

NOTE 13. INCOME TAXES

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the first quarter of fiscal 2006, the Company has estimated its effective income tax rate for fiscal year 2006 to be 22.0% as compared to 20.0% for the same period in fiscal 2005. The change in the rate was primarily due to a decrease in the benefits received from tax losses and credits and higher assumed pre-tax income.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of the Company’s employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period, during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005. The Company, therefore, is required to implement the standard no later than its fiscal year 2007. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107 in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R.

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

EXAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

NOTE 15. SUBSEQUENT EVENT

In December 1995, the Company’s Board of Directors adopted a Preferred Share Purchase Rights Plan under which the Board declared a dividend of one purchase right for each outstanding share of common stock of Exar held as of January 10, 1996. Each right entitled the registered holder to purchase one one-hundredth of a share of Exar’s Series A Junior Participating Preferred Stock. The rights become exercisable ten days after the announcement that an entity or person has commenced a tender offer to acquire or has acquired 15% or more of the outstanding Exar common stock. On July 22, 2005, Exar amended its stockholder rights plan to accelerate the expiration of the rights, the effect of which was to terminate the stockholder rights plan effective as of July 22, 2005.

As noted in Note 7, the Company has repurchased approximately $9.7 million under its stock repurchase program announced in March 2001. The Company has $30.3 million remaining under the currently authorized $40.0 million stock repurchase program.

In addition to the above, on July 25, 2005, Exar commenced a modified “Dutch Auction” tender offer to acquire up to 7,058,823 shares of its common stock at a purchase price of not greater than $17.00 nor less than $15.00 per share. The Company will select the lowest price per share within this range that will allow it to purchase 7,058,823 shares of common stock or, if a lesser number of shares is properly tendered, all shares that are properly tendered and not properly withdrawn. In the event the purchase price is less than the maximum price of $17.00 per share and more than 7,058,823 shares are tendered at or below the purchase price, the Company may exercise its right to purchase up to an additional 2% of the outstanding common stock without extending the offer period, so that the Company repurchases up to $120.0 million of its common stock. The Company will use its existing cash reserves to purchase shares tendered in the offer. The tender offer solicitation period is scheduled to expire on August 23, 2005. For additional information about the offer, please refer to the Schedule TO-I filed with the SEC on July 25, 2005, and any amendments thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These forward-looking statements apply only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “continue,” “estimate,” “seek,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Financial Outlook” and elsewhere regarding (1) the Company’s belief that it should be able to grow its revenue in line with end demand, (2) the Company’s anticipation that revenue growth will be driven by increased sales from its network and transmission and serial communications products, initial revenue from its clock products, and sales of SONET products recently acquired in the ON acquisition, (3) the Company’s belief that the contribution of the newly acquired SONET products in the ON acquisition will be accretive to earnings in fiscal 2006 in the range of $0.02 to $0.04 per share, (4) the Company’s net growth and net sales, (5) the Company’s gross profits, (6) industry spending and general economic conditions and their effect on the Company’s operating results, (7) the Company’s research and development efforts and expenses, (8) the Company’s interest income, (9) the Company’s utilization of the its stock repurchase program, (10) competitive pressures, (11) the Company’s anticipation that it will continue to finance its operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities, (12) international sales, (13) the Company’s belief that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment acquisition needs for at least the next 12 months (14) the Company’s selling, general and administrative expenses, (15) the impact of litigation on the Company’s financial condition, results of operations and liquidity, (16) the possibility of future acquisitions and investments, (17) the Company’s expectation that revenue from the sale of its communications products will grow over the long-term.

Overview

Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company designs, develops, and markets IC products that address the needs of the serial communications market and also offers a family of clock and timing devices. In addition, the Company designs and markets IC products that address select applications for the video and imaging markets. Exar uses its design methodologies to develop products ranging from application specific standard products (“ASSPs”), designed for industry-wide applications, to custom solutions for specific customer applications.

In order to augment and complement the Company’s SONET product offerings and strengthen its position at two OEM customers, on April 14, 2005, the Company acquired from Infineon Technologies North America Corp. (“Infineon”) a significant part of Infineon’s Optical Networking (“ON”) Business Unit, including assets relating to the multi-rate TDM framer products, Fiber Channel over SONET/SDH, Resilient Packet Ring (“RPR”), as well as certain intellectual property for Data over SONET products.

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

The Company’s OEM customers include, among others, Adtran Inc. (“Adtran”), Alcatel, Cisco Systems Inc. (“Cisco”), Digi International, Inc. (“Digi International”), Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD. (“Huawei”), Logitech International S.A. (“Logitech”), Lucent Technologies, Inc. (“Lucent”), Marconi Corporation Plc (“Marconi”), Mitsubishi Electronic Corporation of Japan (“Mitsubishi Electronics”), NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Plantronics, Inc. (“Plantronics”), Siemens A.G. (“Siemens”), and Tellabs, Inc. (“Tellabs”). For the three months ended June 30, 2005, Alcatel represented 10% of net sales. For the three months ended June 30, 2004, no one OEM customer accounted for 10% or greater of the Company’s net sales.

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

The Company’s international sales represented 48.4% of net sales for the three months ended June 30, 2005 as compared to 54.3% for the same period a year ago. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international related operations expenses expose the Company to fluctuations in currency exchange rates because the Company’s international operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. Although international sales within certain countries or international sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

Financial Outlook for Fiscal Year 2006

The Company believes that near term market trends are consistent with gradual improvement in end demand and inventories at OEM customers and distributors appear to be in balance. Therefore, the Company believes that it should be able to grow its revenue in line with end demand. The Company anticipates that revenue growth will be driven by increased sales from its network and transmission and serial communications products, initial revenue from its clock products, and sales of SONET products recently acquired in the ON transaction. The Company believes the contribution of the newly acquired SONET products from the ON transaction will be accretive to earnings in fiscal year 2006 in the range of $0.02 to $0.04 per share.

The Company does however, continue to experience limited visibility with respect to customer demand and ordering patterns for its communications products resulting from shortened order-to-delivery times, quickly turning orders (often placed and shipped within the same quarter) and uncertainties associated with future capital expenditures by communications carriers and enterprises. The Company’s net sales expectations are subject to change as customer demand and related customer component inventory levels change and the Company’s future results of operations and financial condition may be negatively impacted by such factors among others.

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

Exar’s most critical accounting policies relate to: (1) net sales including allowance for volume discounts and stock rotations; (2) reserves for excess and obsolete inventories; (3) income taxes; and (4) investments in non-marketable equity securities. Should any of the estimates and judgments used in applying the Company’s accounting policies differ from actual results, the Company’s Condensed Consolidated Financial Statements could be negatively impacted. A further discussion can be found in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Results of Operations

For the periods indicated, the following table shows certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended June 30,
	2005	2004
Net sales	100%	100%
Cost of sales:
Product cost of sales	31.7	32.3
Amortization of purchased intangible assets	1.3	—

Total cost of sales	33.0	32.3

Gross profit	67.0	67.7

Operating expenses:
Research and development	39.2	34.8
Selling, general and administrative	32.6	32.7

Total operating expenses	71.8	67.5

Income (loss) from operations	(4.8)	0.2

Interest income and other, net	18.9	9.8
Income before income taxes	14.1	10.0
Provision for income taxes	3.1	2.0

Net Income	11.0%	8.0%

Net Sales

Net Sales are comprised of product deliveries principally to OEMs or their contract manufacturers and non-exclusive distributors. The Company recognizes revenue from product sales upon shipment and transfer of title, in accordance with shipping terms specified in the arrangement with the customer. The Company has agreements with its non-exclusive domestic distributors that provide for estimated returns and allowances to these distributors. The Company records a reserve for sales returns and allowances at the time of shipment based upon historical patterns of returns and other concessions.

The following table shows product line net sales in absolute dollars and as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Variance Dollars
	2005	2004
	(in thousands)
Net sales:
Communications	$15,243	$14,812	$431
Percentage of Net Sales	95.8%	90.9%
Video & Imaging	$669	$1,475	$(806)
Percentage of Net Sales	4.2%	9.1%

Total	$15,912	$16,287	$(375)

Sales by Product Line

Net sales for the three months ended June 30, 2005 decreased by 2.3% to $15.9 million compared to $16.3 million for the same period a year ago. This reduction in net sales was primarily due to reduced sales volume in video and imaging and non-strategic products offset by sales of SONET products acquired in the ON transaction.

Communications net sales for the three months ended June 30, 2005 increased 2.9% to $15.2 million compared to $14.8 million for the same period a year ago. Net sales in the network and transmission market increased $0.7 million or 14.2% compared to the same period a year ago. The increase resulted from sales of newly acquired SONET products in the ON transaction of $0.9 million offset by slightly lower sales volumes in T1/E1 and T3/E3 products and price erosion on a limited number of T3/E3 products. Serial communications net sales decreased by $0.3 million or 2.8% compared to the same period a year ago, due to reduced sales volume following the end of life of certain customers’ older programs.

The decline in video, imaging and other products sales during the three months ended June 30, 2005, reflects the completion of last time buy orders of legacy products and reduced shipments due to a key customer’s product transition.

For the three months ended June 30, 2005, Alcatel represented 10% of net sales. For the three months ended June 30, 2004, no one OEM customer accounted for 10% or greater of the Company’s net sales.

Sales by Channel and Geography

For the three months ended June 30, 2005, 53.9% of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers. For the three months ended June 30, 2004, 64.4% of net sales were derived from product sales primarily to OEMs and their subcontract manufacturers. For the three months ended June 30, 2005, 46.1% of net sales were derived from product sales to the Company’s primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”). For the three months ended June 30, 2004, 35.6% of net sales were derived from product sales to Future and Nu Horizons.

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Variance Dollars
	2005	2004
	(In thousands)
United States	$8,205	$7,447	$758
Percentage of Net Sales	51.6%	45.7%
International	$7,707	$8,840	$(1,133)
Percentage of Net Sales	48.4%	54.3%

The reduction in international net sales is due to reduced sales volume following the end of life of certain customers’ older programs.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Variance Dollars
	2005	2004
	(In thousands)
Gross Profit	$10,661	$11,031	$(370)
Percentage of Net Sales	67.0%	67.7%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with the ON acquisition; and

•	reserves for excess and obsolete inventory.

The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to manufacturing inefficiencies caused by decreased production volumes and an expense of $0.2 million for amortization of intangible assets associated with the ON acquisition. This was offset by the continued product mix shift to communications products. The future amortization of intangible assets associated with the ON acquisition of $0.24 million per quarter will effect gross profit, at that rate, through fiscal year 2012. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, increased testing costs associated with the newly acquired SONET products, competitive pricing, changes in product mix and other factors.

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Variance Dollars
	2005	2004
	(In thousands)
Total Research and Development	$6,232	$5,659	$573
Percentage of Net Sales	39.2%	34.7%

Research and Development costs consist primarily of:

•	the salaries and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, mask costs, supplies and services; and

•	facility expenses.

The increase in R&D expenses for the three months ended June 30, 2005 as compared to the same period a year ago, resulted from an increase in labor-related expense associated with the resources acquired with the ON business of approximately $0.3 million and mask costs for advanced technology products.

The Company believes that technological innovation is critical to its long-term success, and it intends to continue to invest in R&D to enhance its product offerings to meet the current and future technological requirements of its customers and markets. Some aspects of the Company’s R&D efforts require significant short-term expenditures, such as mask tooling for advanced technology products, the timing of which may cause significant fluctuations in the Company’s R&D expenses. The Company believes that R&D expenses will likely increase in absolute dollars due to the resources acquired with the ON business. However, R&D expenses may decline as a percentage of net sales to the extent that net sales growth exceeds expected increases in R&D expenditures.

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Variance Dollars
	2005	2004
	(In thousands)
Total SG&A	$5,186	$5,331	$(145)
Percentage of net sales	32.6%	32.7%

Selling, General and Administrative expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional fees; and

•	facility expenses.

The decrease in SG&A expenses for the three months ended June 30, 2005 as compared to the same period a year ago was primarily due to lower commissions and labor-related expense, offset by increased fees associated with a search for board members and proxy related expenses.

SG&A expenses may vary both in absolute dollars and as a percentage of net sales due to sales commissions, possible future expansion of the Company’s infrastructure to support potential acquisition and integration activities, and a general expansion of the Company’s operations. In the short term, many of the SG&A expenses are fixed, however, the Company expects SG&A expense to increase as a result of the proxy solicitation initiated by a stockholder of the Company in the first quarter of fiscal year 2006.

Other Income, Net

The following table shows other income, net in absolute dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Variance Dollars
	2005	2004
	(In thousands)
Other income net	$3,000	$1,588	$1,412
Percentage of Net Sales	18.9%	9.8%

Other income primarily consists of:

•	interest income; and

•	realized gains on marketable securities.

The increase of other income (loss), net during the three months ended June 30, 2005 as compared to the same period a year ago was due to higher interest earned on cash and marketable securities as a result of increasing market interest rates. The Company expects that its interest income will decline with reduced invested cash as a result of the completion of the common share tender offer that the Company commenced on July 25, 2005.

Provision for income taxes

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the first quarter of fiscal 2006, the Company has estimated its effective income tax rate for fiscal year 2006 to be 22.0% as compared to 20.0% for the same period in fiscal 2005. The change in the rate was primarily due to a decrease in the benefits received from tax losses and credits and higher expected pre-tax income.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At June 30, 2005, the Company had no foreign currency contracts outstanding.

The Company’s principal sources of liquidity in the three months ended June 30, 2005 were cash and cash equivalents and short-term marketable securities which, in the aggregate, decreased by $8.8 million to $437.5 million at June 30, 2005 from $446.3 million at March 31, 2005. Cash and cash equivalents increased by $9.6 million during the three months ended June 30, 2005 resulting primarily from net cash provided by investing activities of $7.2 million and net cash provided by financing activities of $1.4 million.

The Company generated net cash flows from operating activities of $1.0 million and $4.0 million during the three month periods ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005, net cash from operating activities resulted from net income of $1.8 million and $1.6 million in non-cash charges for depreciation and amortization and the provision for sales returns and allowances. These sources of cash were partially offset by an increase in accounts receivable of $1.7 million and a decrease in accounts payable of $0.9 million.

Net cash provided by investing activities totaled $7.2 million during the three months ended June 30, 2005 as compared to net cash used in investing activities of $15.0 million in the three months ended June 30, 2004. During the three months ended June 30, 2005, the Company’s investing activities included proceeds from the maturities of $35.8 million of short-term marketable securities partially offset by purchases of $17.0 million in short-term marketable securities, $11.1 million for the purchase of assets in the ON acquisition, and purchases of property, plant and equipment of $0.4 million. During the three months ended June 30, 2004, the Company’s investing activities included net purchase activity of short-term marketable securities of $14.1 million and $0.8 million in purchases of property, plant and equipment.

As of June 30, 2005, the Company had funded $2.3 million of its $5.0 million committed capital in the Skypoint Telecom Fund II (US), L.P. (“Skypoint”). The Company is obligated to contribute its remaining committed capital of approximately $2.7 million by June 18, 2007 as requested by Skypoint’s General Partner per the limited partnership agreement with Skypoint. To meet its capital commitment to Skypoint, the Company may need to use its existing cash, cash equivalents and/or marketable securities.

Net cash provided by financing activities totaled $1.4 million in the three months ended June 30, 2005, primarily due to proceeds of $2.8 million from the issuance of common stock, representing proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan. This amount was partially offset by the Company’s repurchase of 100,000 shares of Exar’s common stock for $1.3 million. During the three months ended June 30, 2004 net cash used in financing activities was $0.4 million, representing $1.7 million in stock repurchases by the Company partially offset by $1.3 million of proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan.

To date, inflation has not had a significant impact on the Company’s operating results.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from the Company’s stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the three months ended June 30, 2005, the Company acquired 100,000 shares of its common stock for $1.3 million. At June 30, 2005, the Company had $30.3 million remaining under the currently authorized $40.0 million stock repurchase program. In the future, the Company may utilize the stock repurchase program to acquire additional shares of its outstanding common stock, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

In addition to the above, on July 25, 2005, Exar commenced a modified “Dutch Auction” tender offer to acquire up to 7,058,823 shares of its common stock at a purchase price of not greater than $17.00 nor less than $15.00 per share. The Company will select the lowest price per share within this range that will allow it to purchase 7,058,823 shares of common stock or, if a lesser number of shares is properly tendered, all shares that are properly tendered and not properly withdrawn. In the event the purchase price is less than the maximum price of $17.00 per share and more than 7,058,823 shares are tendered at or below the purchase price, the Company may exercise its right to purchase up to an additional 2% of the outstanding common stock without extending the offer period, so that the Company repurchases up to $120 million of its common stock. The Company will use its existing cash reserves to purchase shares tendered in the offer. The tender offer solicitation period is scheduled to expire on August 23, 2005. The Board of Directors determined that the tender offer properly creates the right balance between doing what is right for the Company’s business and delivering liquidity to Company stockholders, and the Board of Directors believes that using a portion of the Company’s existing cash reserves to fund the offer is a prudent use of financial resources and an efficient means of providing liquidity to our stockholders. For additional information about the offer, please refer to the Schedule TO-I filed with the SEC on July 25, 2005, and any amendments thereto.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash and sale of short-term marketable securities balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and the sources of capital will be determined by management based on the Company’s then current needs and the prevailing market conditions. The Company believes that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to satisfy its working capital requirements, capital equipment acquisition, and share repurchase needs for at least the next 12 months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations for that period. From time to time, the Company evaluates potential business arrangements and equity investments complementary to its design expertise and market strategy. If the Company pursues or positions itself to pursue these transactions, the Company may seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of the Company’s employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005. The Company, therefore, is required to implement the standard no later than its fiscal year 2007.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

The Company expects that revenue from the sale of its communications products will grow over the long-term. The Company is continuing to focus a significant portion of its research and sales resources on the communications market. Given the Company’s dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market by successfully introducing new products or by gaining market share. If the Company is unable to generate increased revenue from its communications products or its revenue from these products declines or fails to grow, the Company’s business, financial condition, and results of operations will be materially and adversely impacted.

THE UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATIONS EQUIPMENT MARKET, MAY CONTINUE TO MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Periodic declines or fluctuations in corporate profits, lower capital equipment spending, the impact of the conflicts throughout the world, the outbreak of diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability have been adversely affected by the slow recovery of the communications equipment industry. This slow recovery has severely affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus adversely affecting the Company’s revenues and profitability. Communications service providers continue to face significant financial and operating challenges and consolidation in their industry and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. A delay or reduction in anticipated communications equipment spending levels may adversely affect the Company’s business, financial condition and results of operations.

The Company is unable to predict the timing, strength or duration of the industry recovery. If the industry does not recover, or declines, the Company’s business, financial condition and results of operations may be materially and adversely impacted.

IF THE COMPANY FAILS TO DEVELOP AND INTRODUCE NEW PRODUCTS IN ITS CORE MARKETS THAT MEET THE EVOLVING NEEDS OF ITS CUSTOMERS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	competitive solutions;

•	frequent new product introductions and enhancements;

•	increasing functional integration;

•	increasing price pressure;

•	capital equipment spending and/or deployment;

•	evolving and competing industry standards;

•	changing customer requirements;

•	changing competitive landscape (consolidation, financial conditions) and/or;

•	long design-to-production cycles.

The Company’s success depends in part on the successful development of new products for the Company’s core markets. The Company must (i) be able to anticipate customer and market requirements and changes in technology and industry standards; (ii) be able to accurately define and develop, on a timely basis, new products; (iii) be able to gain access to and use technologies in a cost-effective manner; (iv) continue to expand its technical and design expertise; (v) be able to timely introduce and cost-effectively have manufactured new products; (vi) be able to differentiate its products from its competitors’ offerings; and (vii) gain customer acceptance of its products. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers to develop new products that meet their evolving needs. Moreover, the Company must be able to respond to shifts in market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner.

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

The process of developing new products is complex and uncertain, and if the Company fails to accurately understand its customers’ changing needs and emerging technological trends, the Company’s business may be harmed. The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes, or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve customer acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may harm the Company’s business, financial condition and results of operations.

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty predicting revenues due to limited visibility provided by customers and channel partners coupled with an increase in the number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by the Company’s customers and channel partners;

•	temporary disruption in customer demand as they change or modify their complex subcontract manufacturing supply chain;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s or its channel partners’ ability to maintain adequate inventory levels;

•	the Company’s difficulty in ordering the correct mix of products from suppliers, whose lead time may be greater than the time span of visibility provided by customers.

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	discontinuance of wafer fabrication or packaging technologies by the Company’s suppliers;

•	temporary disruptions in the Company’s or its customers’ supply chain due to natural disaster, fire, or labor disputes;

•	fluctuations in the manufacturing output, yield capabilities, and capacity of the Company’s suppliers;

•	problems, costs, or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	risks associated with entering new markets should the Company decide to do so;

•	the announcement or introduction of products by the Company’s competitors;

•	competitive pressures on selling prices or product availability;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	increase in manufacturing costs;

•	the amount and timing of the Company’s investment in research and development;

•	market and/or customer acceptance of the Company’s products;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more current customers;

•	management of customer and/or channel inventory;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	increasing costs associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the possible future requirement to record expenses for employee stock option grants;

•	fluctuations in interest rates and/or market values of the Company’s marketable securities; and/or

•	litigation costs associated with the defense of suits brought or complaints made against the Company.

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

COMPETITION IN THE MARKETS IN WHICH THE COMPANY PARTICIPATES WILL MAKE IT MORE DIFFICULT FOR THE COMPANY TO SECURE DESIGN WINS.

The Company competes against an established group of semiconductor companies that focus on the same markets. These competitors include Applied Micro Circuits Corporation, Integrated Device Technology Inc., Intel Corporation, Mindspeed Technologies Inc., PMC Sierra Inc., Royal Philips Electronics, Texas Instruments Incorporated, TranSwitch Corporation, Vitesse Semiconductor Corporation and Wolfson Microelectronics LTD. Additionally, the Company is facing competition from other established companies and start-up businesses that seek to enter the markets in which the Company participates.

The Company has experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies and availability. Additionally, the Company experiences pressure on pricing from some of its competitors. Such circumstances may make some of the Company’s products unattractive due to price or performance measures. These circumstances may result in the Company losing design opportunities or may decrease its revenue and margins as a result of the price competition.

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

The Company does not have long-term wafer supply agreements with its foundries that would guarantee wafer or product quantities, prices, delivery or lead times. Rather, the foundries manufacture the Company’s products on a purchase order basis. The Company provides its foundries with rolling forecasts of its production requirements. However, the ability of the Company’s foundries to provide wafers is limited by the foundries’ available capacity. In addition, the Company cannot be certain that it will continue to do business with its foundries on terms as favorable as its current terms. Significant risks associated with the Company’s reliance on third party foundries include:

•	the lack of assured process technology and wafer supply;

•	financial and operating stability of the foundries;

•	limited control over delivery schedules;

•	limited manufacturing capacity of the foundries;

•	limited control over quality assurance, manufacturing yields and production costs; and/or

•	potential misappropriation of the Company’s intellectual property.

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a manufacturing disruption experienced by foundries utilized by the Company or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by one of the Company’s foundries;

•	extended time required to identify and qualify alternative manufacturing sources for existing or new products;

•	failure of the Company’s suppliers to obtain the raw materials and equipment;

•	qualification and transfer of products to another wafer manufacturing facility;

•	financial and operating stability of the foundry or any of its suppliers;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, natural disasters; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

IF THE COMPANY’S FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY’S DEMANDS OR IS UNABLE TO PROVIDE THE TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY’S PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Allocation of a foundry’s manufacturing capacity may be influenced by a foundry customer’s size, the existence of a long-term agreement with the foundry, or other commitments. To address foundry capacity constraints, the Company and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries or “take or pay” contracts that commit a company to purchase specified quantities of wafers over extended periods. While the Company is not currently a party to any of these arrangements, it may decide to enter into these arrangements in the future. The Company cannot be sure, however, that these arrangements will be available to it on acceptable terms, if at all. Any of these arrangements could require the Company to commit substantial capital and, accordingly, could require it to reduce its cash holdings, incur additional debt or secure equity financing. This could result in the dilution of its earnings or the ownership of its stockholders or otherwise harm its operating results. Furthermore, there can be no assurance that the Company will be able to obtain sufficient foundry capacity in the future pursuant to such arrangements.

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

The Company depends on independent subcontractors in Asia for all of the assembly and the majority of the testing of its products. The Company’s reliance on these subcontractors involves the following risks:

•	the Company’s reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of the Company’s subcontractors;

•	disruption of services due to the outbreak of diseases, acts of terrorism, natural disasters, labor disputes, or civil unrest;

•	failure of the Company’s suppliers to obtain the raw materials and equipment;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	reallocation or limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of the Company’s products;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	the possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by the Company; and/or

•	potential increases in assembly and test costs.

These risks may lead to shipment delays and supply constraints of the Company’s products or increased cost for the finished products, either of which could adversely affect the Company’s business, financial condition or results of operations.

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

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture the majority of its products. The Company’s dependence on these subcontractors involves the following risks:

•	political, civil, labor, and economic instability;

•	natural disasters;

•	disruption to transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or services;

•	changes in tax laws, tariffs and freight rates; and/or

•	compliance with local or international regulatory requirements.

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

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD WILL REQUIRE THE COMPANY TO EXPENSE EQUITY COMPENSATION GIVEN TO EMPLOYEES AND WILL SIGNIFICANTLY HARM OPERATING RESULTS AND MAY REDUCE THE COMPANY’S ABILITY TO EFFECTIVELY UTILIZE EQUITY COMPENSATION TO ATTRACT AND RETAIN EMPLOYEES.

The Company historically has used stock options as a significant component of its employee compensation program in order to align employees’ interests with the interests of the Company’s stockholders, encourage employee retention, and provide competitive compensation packages. The FASB has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives which will have a significant impact on the Company’s results of operations. The Company is required to implement the standard no later than its fiscal year 2007. By causing the Company to incur significantly increased compensation costs, this accounting change will reduce the Company’s reported earnings and will require the Company to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for the Company to attract, retain and motivate key personnel.

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales accounted for 48.4% and 54.3% of net sales for the fiscal quarter ended June 30, 2005 and June 30, 2004, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political, civil, labor, and economic instability;

•	natural disasters;

•	disruptions to customer operations due to the outbreak of diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties; and/or

•	potentially adverse tax consequences.

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

IF THE COMPANY’S DISTRIBUTORS OR SALES REPRESENTATIVES STOP SELLING OR FAIL TO SUCCESSFULLY PROMOTE THE COMPANY’S PRODUCTS; THE COMPANY’S BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

The Company sells many of its products through two non-exclusive distributors and numerous sales representatives. The Company’s non-exclusive distributors and sales representatives may carry the Company’s competitors’ products, which could impact the sales of the Company’s products. Additionally, they could reduce or discontinue sales of the Company’s products or may not devote the resources necessary to sell the Company’s products in the volumes and within the time frames that the Company expects. Moreover, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. The Company believes that its success will continue to depend on these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell the Company’s products, the Company’s business, financial condition and results of operations could be adversely affected.

BECAUSE THE COMPANY’S COMMUNICATIONS ICs TYPICALLY HAVE LENGTHY SALES CYCLES, THE COMPANY MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF REVENUE DERIVED FROM THESE PRODUCTS.

Due to the communications IC equipment product development cycle, the Company has typically experienced at least an eighteen to twenty-four month time lapse between its initial contact with a customer to realizing volume shipments. The Company first works with customers to achieve a design win, which may take nine months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine to twelve months. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers. Due to length of the communication IC equipment product cycle, the risk of project cancellation by the customer is present for an extended period of time.

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

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patents and other intellectual property rights. If a third party were to prove that the Company’s technology infringed a third party’s intellectual property rights, the Company could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of the Company’s products. If the Company were required to pay such license fees whenever it sold its products, such fees could exceed the Company’s revenue. In addition, if it were proven that the Company willfully infringed a third party’s proprietary rights; the Company could be held liable for three times the amount of the damages that the Company would otherwise have to pay. Such intellectual property litigation could also require the Company to:

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

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include, among others:

•	the possibility that the Company may not receive a favorable return on its investment, the original investment may become impaired, and/or the Company may incur losses from these investments;

•	the Company’s assumption of known or unknown liabilities or other unanticipated events or circumstances; and/or

•	the diversion of management’s attention from normal daily operations of the business. Additional risks involved with acquisitions include, among others:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulty in supporting acquired products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain key personnel;

•	unexpected capital equipment outlays and related expenses;

•	difficulties in entering markets in which the Company has limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute the Company’s current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to periodic impairment testing and potential impairment charges against the Company’s future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and/or

•	becoming subject to litigation.

The risks involved with strategic equity investments include, among others:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

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

THE COMPANY’S STOCK PRICE IS VOLATILE.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

•	the Company’s anticipated or actual operating results;

•	announcements or introductions of new products by the Company or its competitors;

•	technological innovations by the Company or its competitors;

•	product delays or setbacks by the Company, its customers or its competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of the Company’s performance by securities analysts;

•	decreases in the value of its investments, thereby requiring an asset impairment charge against earnings;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and market conditions.

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

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE THE COMPANY’S FACILITIES OR THOSE OF ITS SUPPLIERS.

The Company’s corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of the Company’s customers and suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near its headquarters, the Company’s operations could be disrupted. Similarly, a major earthquake or other natural disaster affecting one or more of the Company’s major customers or suppliers could adversely impact the operations of those impacted, which could disrupt the supply of the Company’s products and harm its business.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three months ended June 30, 2005, the Company did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2005, short-term investments consisted of government and corporate securities of $169.5 million. The Company did not have long-term investments at June 30, 2005. At June 30, 2005, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $1.3 million, before the effect of income taxes.

The Company’s net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If interest rates decline or the Company is unable to realize gains from the sale of marketable securities, the Company’s net income may be negatively impacted.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”). The Company evaluated the effectiveness of the design and operation of its Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Form 10-Q. This Evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

CEO and CFO Certifications. Attached as Exhibits 31.1 and 31.2 of this Form 10-Q are the certifications of the CEO and the CFO in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”). This section of the Form 10-Q provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

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

On April 15, 2005, Vicor filed a cross-complaint against Exar in San Diego Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, Exar filed a demurrer to all but one of the indemnity causes of action in Vicor’s Cross-Complaint. On June 17, 2005, the San Diego Superior Court sustained Exar’s demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. Exar answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is scheduled for May 12, 2006. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

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

On March 17, 2005, Vicor filed a cross-complaint against Exar and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that Exar sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego case discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, Exar filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara Superior Court sustained Exar’s demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. Vicor has yet to file its amended cross-complaint. No trial date has been set in the matter. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on the financial condition, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the first quarter ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
at 3/31/2005	—	—	497,110	$31,686
4/1/05 - 4/30/05	—	—	—
5/1/05 - 5/31/05	100,000	$13.42	100,000	$30,344
6/1/05 - 6/30/05	—	—	—

Totals	100,000	$13.42	597,110	$30,344

(1)	In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. In the future, the Company may make additional purchases of its common stock under its stock repurchase program, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements. The Company’s ability to repurchase stock under the above program will be interrupted by the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended, which generally prohibits the Company from purchasing shares, other than pursuant to the tender offer, until at least 10 business days after the expiration of the tender offer.

ITEM 5. OTHER INFORMATION

On August 2, 2005, Exar Corporation (the “Company”) and Roubik Gregorian entered into an Executive Employment Agreement (the “Agreement”) setting forth the compensation to be provided to Mr. Gregorian in return for his service to the Company as President and Chief Executive Officer.

The Agreement provides for an annual base salary of $450,000, effective as of February 16, 2005, and provides that Mr. Gregorian is eligible to receive an annual target incentive compensation payment for each fiscal year, as determined by the Compensation Committee of the Company’s Board of Directors, and additional options to purchase common stock and other equity incentive awards.

The Agreement also provides that Mr. Gregorian shall to be entitled to all rights and benefits for which he is eligible under the terms and conditions of the standard Company benefits and compensation practices that may be in effect from time to time and are provided by the Company to its executive employees generally, including health, disability, life and accidental death insurance coverage. In addition, Mr. Gregorian is entitled to receive the following benefits while employed under the terms of the Agreement:

(a)	Mr. Gregorian is eligible to accrue up to twenty-two (22) paid vacation days per year (plus paid holidays), which number of days will increase based on the established graduated scale to the maximum of twenty-five (25) days as his seniority in the Company increases;

(b)	the Company will provide Mr. Gregorian with additional life insurance coverage pursuant to a term life insurance policy in an amount equal to one million dollars ($1,000,000);

(c)	the Company will provide Mr. Gregorian with a monthly automobile allowance equal to two thousand dollars ($2,000);

(d)	the Company, pursuant to the terms and conditions of the Company’s Executive Health Plan, will reimburse Mr. Gregorian up to five thousand dollars ($5,000) for each fiscal year for the documented cost of covered medical expenses, without the need for any contribution by Mr. Gregorian; and

(e)	the Company will reimburse Mr. Gregorian up to five thousand dollars ($5,000) per year for costs incurred by Mr. Gregorian for obtaining professional services, including but not limited to, legal, tax planning, accounting and investment services.

        In the event Mr. Gregorian’s employment is terminated by the Company without cause (as defined in the Agreement) or Mr. Gregorian resigns for good reason (as defined in the Agreement) more than two months before or more than twelve months after a change of control (as defined in the Agreement), Mr. Gregorian will receive the following severance benefits, subject to the execution by Mr. Gregorian of a general release of claims in favor of the Company: (i) a lump sum payment equal to two times his annual base salary, and (ii) continued payment by the Company of group health continuation coverage premiums for Mr. Gregorian and his eligible dependents under COBRA through the lesser of (A) twenty four months or (B) the maximum period of time the Company is required to provide health continuation coverage under COBRA.

In the event Mr. Gregorian’s employment is terminated by the Company without cause or Mr. Gregorian resigns for good reason within two months prior through twelve months following a change of control, Mr. Gregorian will receive the following severance benefits, subject to the execution by Mr. Gregorian of a general release of claims in favor of the Company: (i) a lump sum payment equal to two times his annual base salary, (ii) full acceleration of the vesting of the stock option and restricted stock referenced in the Agreement, and (iii) continued payment by the Company of group health continuation coverage premiums for Mr. Gregorian and his eligible dependents under COBRA through the lesser of (A) twenty four months or (B) the maximum period of time the Company is required to provide health continuation coverage under COBRA.

The Agreement provides that, subject to the execution by Mr. Gregorian of a general release of claims in favor of the Company, in the event that Mr. Gregorian’s employment is terminated by the Company without cause or Mr. Gregorian resigns for good reason, Mr. Gregorian agrees to be available to the Company for a period of three months to help transition his duties and responsibilities to his successor. Mr. Gregorian will be paid $1,000 per month for such services and his equity awards will continue to vest during such period.

The Agreement has a term of three years, however, Mr. Gregorian’s employment is at-will and both the Company and Mr. Gregorian have the right to terminate Mr. Gregorian’s employment with the Company at any time and for any reason. In the event of a change of control that occurs during the term of the Agreement while Mr. Gregorian continues to remain employed under the Agreement, the term of the Agreement will extend through the later of (i) the one year anniversary of the change of control or (ii) the three year anniversary of the effective date of the Agreement.

The Agreement provides that while Mr. Gregorian is employed by the Company and for one year following the date of the termination of his employment, Mr. Gregorian agrees not to solicit or attempt to solicit any employee of the Company to terminate such employee’s employment.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the current Report on Form 10-Q for the quarter ended June 30, 2005 are as follows:

Exhibit Number	Description
10.23*+	Fiscal 2006 Executive Incentive Compensation Program

10.24*	Executive Employment Agreement between Exar Corporation and Roubik Gregorian

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Indicates management contracts or compensatory plans and arrangements filed pursuant for Item 601(B)(10) of Regulation S-K.
+	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

August 8, 2005	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian) Chief Executive Officer, President, and Director (Principal Executive Officer)

August 8, 2005	By:	/s/ RONALD W. GUIRE
(Ronald W. Guire) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)