Form 10-Q
period 2005-09-30
EXAR CORP
filed 2005-11-07
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 31, 2005, 35,240,664 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 8,097,110 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

ITEM 1. FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2005	March 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$173,169	$258,378
Short-term marketable securities	152,483	187,907
Accounts receivable (net of allowances of $948 and $858)	5,254	3,899
Inventories	4,072	3,659
Interest receivable and prepaid expenses	4,307	3,645
Deferred income taxes	2,695	2,695

Total current assets	341,980	460,183

Property, plant and equipment, net	29,099	27,317
Long-term investments	3,508	3,978
Deferred income taxes	11,343	11,130
Goodwill and intangible assets, net	10,500	—
Other non-current assets	1,251	1,672

Total assets	$397,681	$504,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,590	$2,199
Accrued compensation and related benefits	3,901	4,074
Accrued sales commissions	679	646
Other accrued expenses	1,680	1,360
Income taxes payable	5,608	4,612

Total current liabilities	18,458	12,891

Long-term obligations	1,316	1,342

Total liabilities	19,774	14,233

Commitments and contingencies (Note 10 and 11)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 43,337,774 and 42,507,031 shares outstanding (includes treasury stock)	422,873	417,077
Accumulated other comprehensive loss	(704)	(1,070)
Retained earnings	86,168	82,354
Treasury stock, 8,097,110 and 497,110 shares of common stock at cost	(130,430)	(8,314)

Total stockholders’ equity	377,907	490,047

Total liabilities and stockholders’ equity	$397,681	$504,280

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	$16,528	$14,181	$32,440	$30,468

Cost of sales:
Product cost of sales	5,303	4,522	10,354	9,778
Amortization of purchased intangible assets	240	—	440	—

Total cost of sales	5,543	4,522	10,794	9,778

Gross profit	10,985	9,659	21,646	20,690

Operating expenses:
Research and development	6,022	5,371	12,254	11,030
Selling, general and administrative	5,443	5,231	10,629	10,562

Total operating expenses	11,465	10,602	22,883	21,592

Gain on legal settlement	—	1,208	—	1,208

Income (loss) from operations	(480)	265	(1,237)	306
Interest income and other, net	3,234	1,951	6,234	3,539

Income before income taxes	2,754	2,216	4,997	3,845
Provision for income taxes	690	347	1,183	673

Net income	$2,064	$1,869	$3,814	$3,172

Earnings per share:
Basic earnings per share	$0.05	$0.05	$0.09	$0.08

Diluted earnings per share	$0.05	$0.04	$0.09	$0.07

Shares used in the computation of earnings per share:
Basic	39,711	41,400	40,967	41,331

Diluted	40,365	42,198	41,526	42,309

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,814	$3,172
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,844	2,252
Non-cash stock compensation	68	—
Provision for sales returns and allowances	90	—
Changes in operating assets and liabilities:
Accounts receivable	(1,445)	2,443
Inventories	(413)	168
Prepaid expenses and other current assets	(24)	(1,114)
Accounts payable	1,781	(144)
Accrued compensation and related benefits	(173)	508
Accrued sales commissions and other accrued expenses	(155)	(617)
Income taxes payable	893	378

Net cash provided by operating activities	7,280	7,046

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,147)	(1,264)
Purchases of short-term marketable securities	(36,614)	(471,863)
Proceeds from sales and maturities of short-term marketable securities	72,307	469,426
Distribution of (contribution to) long-term investments, net	254	(85)
Acquisition of ON business from Infineon	(11,420)	—

Net cash provided by (used in) investing activities	23,380	(3,786)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,727	4,134
Repurchases of common stock	(121,634)	(3,664)

Net cash provided by (used in) financing activities	(115,907)	470

Effect of exchange rate changes on cash	38	(30)

Net increase (decrease) in cash and cash equivalents	(85,209)	3,700

Cash and cash equivalents at the beginning of period	258,378	15,090

Cash and cash equivalents at the end of period	$173,169	$18,790

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also designs, develops, and markets IC products that address the needs of the serial communications market and offers a family of clock and timing devices. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2005 Condensed Consolidated Balance Sheet was derived from the audited financial statements at that date. All significant inter-company transactions and balances have been eliminated.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Certain amounts in prior periods have been reclassified to conform to the three and six months ended September 30, 2005 presentation. The most significant reclassifications were as follows:

Auction Rate Securities in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

The Company reclassified auction rate securities as of September 30, 2004 and March 31, 2004 having a stated or contractual maturity date for the underlying security in excess of ninety days in its balance sheets to short-term marketable securities from cash and cash equivalents. The impact of this reclassification was to increase short- term marketable securities by $256.8 million and $284.1 million at September 30, 2004 and March 31, 2004, respectively, and reduce cash and cash equivalents by the same amount. For the six months ended September 30, 2004, the Company reflected the purchases and sales of such securities in cash flows from investing activity in its Condensed Consolidated Statements of Cash Flows, which decreased cash used in investing activities by $27.3 million. Previously, the Company had classified these types of securities as cash and cash equivalents.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2005 included in its Annual Report on Form 10-K, as filed on June 14, 2005 with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2. ACQUISITION OF INFINEON’S OPTICAL NETWORKING BUSINESS

On April 6, 2005, Exar entered into a Purchase Agreement with Infineon Technologies North America Corp., a subsidiary of Infineon Technologies AG (“Infineon”), under which Exar agreed to purchase a significant part of Infineon’s Optical Networking Business Unit (“ON”). On April 14, 2005, Exar completed the purchase of such assets for $11,050,000 in cash. The acquisition included assets relating to multi-rate TDM framer products, Fiber Channel over SONET/SDH, Resilient Packet Ring (RPR), as well as certain intellectual property for data over SONET products. The acquisition expanded Exar’s SONET/SDH product portfolio.

The acquisition has been accounted for as a business combination. Assets acquired were recorded at their fair values as of April 14, 2005. The total purchase price of $11.4 million includes cash paid to Infineon of $11.05 million and acquisition related transaction costs of $0.35 million. ON related transaction costs included legal and accounting fees, and other external costs directly related to the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

Purchase price allocation

Under business combination accounting, the total purchase price was allocated to ON’s tangible and identifiable intangible assets based on their estimated fair values as of April 14, 2005 as set forth below. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill. The purchase price allocation was as follows (in thousands):

Property acquired at fair value	$480
Intangible assets	5,750
Goodwill	5,190

Total purchase price	$11,420

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

Purchased technology of approximately $5.8 million consists of intellectual property related to the acquired technology as well as incremental value associated with existing customer relationships. At the date of acquisition, the developed SONET technology had reached technological feasibility. Any development costs to be incurred in the future relating to the ongoing maintenance of the developed SONET technology will be expensed as incurred. To estimate the fair value of the developed SONET technology, an income approach was used, which included an analysis of future cash flows and the risks associated with achieving such cash flows.

The purchased SONET technology is amortized to cost of revenues on a straight-line basis over their estimated lives of six years. Amortization expense for this intangible asset was $240,000 and $440,000 for the three months and six months ended September 30, 2005, while no amortization expense was recorded in the same periods a year ago. Amortization expense for the periods is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Purchased Technology	$5,550	$—	$5,750	$—
Less accumulated amortization	(240)	—	(440)	—

Purchased Technology, net	$5,310	$—	$5,310	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

The aggregate estimated annual intangible amortization expense through fiscal year ending March 31, 2012, is as follows (in thousands):

Amortization Expense

2006	$478
2007	958
2008	958
2009	958
2010	958
Thereafter	1,000

$5,310

Goodwill

Of the total purchase price, approximately $5.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and identifiable intangible assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of September 30, 2005, the Company determined that no impairment existed.

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

The unaudited pro forma financial information for the six months ended September 30, 2005 combines the historical results of the Company for the six months ended September 30, 2005 and the historical results for ON for the period from April 1, 2005 to April 14, 2005. The unaudited pro forma financial information for the three and six months ended September 30, 2004 combines the historical results of the Company with the historical results for ON for the three and six months ended September 30, 2004.

(in thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	$16,528	$15,001	$32,497	$32,168
Net income (loss)	$2,064	$(1,396)	$3,542	$(3,556)
Basic and diluted net income (loss) per share	$0.05	$(0.03)	$0.09	$(0.09)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

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

The Company’s calculations for its stock options were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Three Months Ended September 30,
	2005	2004
Risk-free interest rate	4.2%	3.2%
Expected term of options (years)	5.48	4.50
Expected volatility	63.2%	68.0%
Expected dividend yield	—	—

Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the shares under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	Three Months Ended September 30,
	2005	2004
Risk-free interest rate	3.6%	1.7%
Expected term of options (years)	0.25	0.25
Expected volatility	20.1%	29.0%
Expected dividend yield	—	—

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of stock options is amortized over the options’ vesting periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

The pro forma information for the three and six months ended September 30, 2005 and 2004 is not indicative of future period pro forma amounts (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income - as reported	$2,064	$1,869	$3,814	$3,172
Add: Stock-based employee compensation expense included in reported net income, net of tax	25	—	51	—
Deduct : Total stock-based employee compensation determined under the fair value basis, method for all awards, net of tax	(2,299)	(4,096)	(4,874)	(8,276)

Net loss - Pro forma	$(210)	$(2,227)	$(1,009)	$(5,104)

Reported:
Earnings per share - Basic	$0.05	$0.05	$0.09	$0.08
Earnings per share - Diluted	0.05	0.04	0.09	0.07
Pro forma:
Loss per share - Basic and Diluted	$(0.01)	$(0.05)	$(0.02)	$(0.12)

NOTE 4. INVENTORIES

Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using standard cost, which approximates average actual cost. The Company generally records provision for obsolete inventories and inventories in excess of six-month demand for each specific part.

Inventories consist of the following (in thousands):

	September 30, 2005	March 31, 2005
Work-in-process	$2,481	$1,909
Finished goods	1,591	1,750

Inventories	$4,072	$3,659

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following (in thousands):

	September 30, 2005	March 31, 2005
Land	$6,660	$6,584
Building	14,127	13,743
Machinery and equipment	52,257	48,369
Construction-in-progress	—	307

	73,044	69,003
Accumulated depreciation and amortization	(43,945)	(41,686)

Total	$29,099	$27,317

NOTE 6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding options to purchase common stock were exercised or converted into common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

A summary of the Company’s earnings per share for the three and six months ended September 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net Income	$2,064	$1,869	$3,814	$3,172

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings per share	39,711	41,400	40,967	41,331
Dilutive effect of stock options	654	798	559	978

Shares used in computation of diluted earnings per share	40,365	42,198	41,526	42,309

Earnings per share - Basic	$0.05	$0.05	$0.09	$0.08

Earnings per share - Diluted	$0.05	$0.04	$0.09	$0.07

For the three months ended September 30, 2005 and 2004, options to purchase 5,274,050 and 4,446,380 shares of common stock, respectively, at exercise prices ranging from $15.35 to $59.31 and $14.13 to $59.31 respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the shares of common stock as of such dates and, therefore, would be anti-dilutive under the treasury stock method. For the six months ended September 30, 2005 and 2004, options to purchase 5,389,956 and 4,486,928 shares of common stock, respectively, at exercise prices ranging from $13.76 to 59.31 and $14.13 to $59.31, respectively, were outstanding but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 7. COMMON STOCK REPURCHASES

Since the inception of the Company’s repurchase program announced in March of 2001, the Company has repurchased a total of 597,110 shares of the Company’s common stock for an aggregate cost of $9.7 million. During the six months ended September 30, 2005, the Company repurchased 100,000 shares for $1.3 million. The Company has $30.3 million remaining under its current $40.0 million stock repurchase program.

In addition to the above, on July 25, 2005, Exar commenced a Modified “Dutch Auction” Self Tender Offer to acquire up to 7,058,823 shares of its common stock at a purchase price of not greater than $17.00 nor less than $15.00 per share. During the three months ended September 30, 2005, the Company completed the tender offer and repurchased 7,500,000 shares of its common stock at a purchase price of $16.00 per share, resulting in aggregate payments of $120.0 million plus costs of approximately $775,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,064	$1,869	$3,814	$3,172

Other comprehensive income:
Cumulative translation adjustments	(13)	(6)	23	(18)
Unrealized gain (loss), on marketable securities, net of tax	(101)	403	343	(572)

Total other comprehensive income (loss)	(114)	397	366	(590)

Comprehensive income	$1,950	$2,266	$4,180	$2,582

NOTE 9. LONG-TERM INVESTMENTS

Long-term investments are as follows (in thousands):

	September 30, 2005	March 31, 2005
TechFarm Fund	$1,815	$1,815
Skypoint Fund	1,693	2,163

Long-term investments	$3,508	$3,978

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

In September 2003, the Company became aware of significant changes in the business of certain portfolio companies within the TechFarm Fund. The Company believed that these changes permanently impaired the carrying value of its investment in the TechFarm Fund. As a result, Exar recorded an impairment charge against its earnings of $1.0 million, thereby reducing its carrying value in the TechFarm Fund to $1.8 million. For the fiscal years ended March 31, 2003 and March 31, 2002, Exar recorded charges against its earnings totaling $0.5 million and $0.7 million, respectively, representing Exar’s portion of total losses in the TechFarm Fund and expenses for such fiscal years. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Condensed Consolidated Statements of Operations.

Skypoint Telecom Fund II

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $2.3 million as of September 30, 2005 and is contractually obligated to contribute the remaining capital of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

$2.7 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. During the six months ended September 2005, the Company has funded $0.1 million to the Skypoint Fund. In September 2005, the Company recorded a $0.6 million distribution from the venture capital fund related to a sale of a company within the fund’s portfolio. In accordance with Financial Accounting Standards Board’s (“FASB”), Accounting Principles Bulletin 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock”, the Company recorded the distribution on the cost basis and reduced the carrying value of its investment in the Skypoint fund. As noted, the investment in the Skypoint Fund is reflected at cost on the Company’s Condensed Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Condensed Consolidated Statements of Operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Inc., one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. The Company reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals, which is expected to continue for approximately four to five more years from the three months ended September 30, 2005. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. Management estimates that its accrual of $0.3 million included in the accrued liabilities as of September 30, 2005 is sufficient to cover the remaining four to five years of continued remediation activities and post-remediation site closure activities.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $2.3 million as of September 30, 2005 and is contractually obligated to contribute the remaining capital of $2.7 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. The investment in the Skypoint Fund is reflected at cost on the Company’s Condensed Consolidated Balance Sheet. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, resulting in additional expense on the Company’s Condensed Consolidated Statements of Operations.

The Company warrants all of its products against defects in materials and workmanship for a period of ninety days from the delivery date. The Company’s sole liability is limited to either replacing, repairing or issuing credit, at its option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by the Company, or resulting from failure to comply with the Company’s written operating and maintenance instructions. Historically, the Company’s warranty expense has been immaterial.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

The Company's commitments are comprised of the following:

As of September 30, 2005 (in thousands)

	Fiscal Year					Thereafter	Total
	2006	2007	2008	2009	2010
Contractual Obligations
Purchase Obligations (1)	$5,393	$560	$560	$420	$—	$—	$6,933
Long-term Investment Commitments (Skypoint Fund) (2)	2,687	—	—	—	—	—	2,687
Remediation commitment (3)	26	53	53	53	53	19	257
Lease Obligations	77	40	19	19	5	—	160

Total	$8,183	$653	$632	$492	$58	$19	$10,037

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund's General Partner through June 18, 2007.
(3)	The commitment relates to the environmental clean-up at Micro Power Inc.

NOTE 11. LITIGATION

On November 16, 2004, Ericsson Wireless Communications, Inc. initiated a lawsuit against Exar Corporation in San Diego Superior Court. In its first and second amended complaints, Ericsson asserts causes of action for negligence, strict product liability, and unfair competition against Exar. Through its complaint, Ericsson seeks unspecified monetary damages and unspecified injunctive relief. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, a former customer of Exar to whom Exar sold untested semi-custom wafers. Exar answered Ericsson’s Second Amended Complaint on March 21, 2005. The Court has set a trial date of May 12, 2006 and discovery is continuing. Exar disputes the allegations in Ericsson’s first and second amended complaints and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Ericsson will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

On April 15, 2005, Vicor filed a cross-complaint against Exar in San Diego Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, Exar filed a demurrer to all but one of the indemnity causes of action in Vicor’s Cross-Complaint. On June 17, 2005, the San Diego Superior Court sustained Exar’s demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. Exar answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is scheduled for May 12, 2006. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

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

On March 17, 2005, Vicor filed a cross-complaint against Exar and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that Exar sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego case discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, Exar filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara Superior Court sustained Exar’s demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between Exar and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that Exar was obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. No trial date has been set in the matter. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

NOTE 12. INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications, industrial and video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution channels is consistent among all of the Company’s products. Revenue by product line for the three and six months ended September 30, 2005 and 2004, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Communications	$15,613	$12,973	$30,856	$27,785
Video, Imaging and Other	915	1,208	1,584	2,683

Total	$16,528	$14,181	$32,440	$30,468

The following table shows revenue by geographic area for the three and six months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales:
United States	$7,842	$6,751	$16,046	$14,198
China	1,912	1,767	4,415	4,141
Asia (excludes China)	2,543	2,679	4,701	5,849
Italy	2,459	1,026	4,114	1,962
Europe (excludes Italy)	1,634	1,804	2,867	3,943
Rest of the World	138	154	297	375

Total	$16,528	$14,181	$32,440	$30,468

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Unaudited)

Substantially all of the Company’s long-lived assets at September 30, 2005 and 2004 were located in the United States.

NOTE 13. INCOME TAXES

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the second quarter of fiscal 2006, the Company revised its estimated structural income tax rate for fiscal year 2006 to 25% from the 22% rate used in the first quarter of fiscal 2006. The change in the rate was primarily the result of a change in the projected mix of the Company’s investments from tax-favorable to taxable instruments. As a result of the change, the effective income tax rate for the second quarter of fiscal 2006 was 27.5%, without regard to a tax refund received during the quarter. This refund reduced the quarterly effective tax rate to 25.1%.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of the Company’s employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period, during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005. The Company, therefore, is required to implement the standard no later than the commencement of its fiscal year 2007. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107 in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These forward-looking statements apply only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “continue,” “estimate,” “seek,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Financial Outlook for Fiscal Year 2006” and elsewhere regarding (1) market trends and the Company’s belief that it should be able to grow its revenue in line with end demand, (2) the Company’s anticipation that revenue growth will be driven by increased sales from its network and transmission and serial communications products, and sales of SONET products recently acquired in the ON acquisition, (3) the Company’s belief that the contribution of the newly acquired SONET products in the ON acquisition will be accretive to earnings in fiscal 2006 in the range of $0.02 to $0.04 per share, (4) the Company’s net sales, (5) the Company’s gross profits, (6) industry spending and general economic conditions and their effect on the Company’s operating results, (7) the Company’s research and development efforts and expenses, (8) the Company’s interest income, (9) the Company’s utilization of the its stock repurchase program, (10) competitive pressures, (11) the Company’s anticipation that it will continue to finance its operations with cash flows from operations, existing cash balances and the sale of short-term marketable securities, and some combination of long-term debt and/or lease financing and additional sales of equity securities, (12) international sales, (13) the Company’s belief that its cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements, capital equipment acquisitions and share repurchase needs for at least the next 12 months (14) the Company’s selling, general and administrative expenses, (15) the impact of litigation on the Company’s financial condition, results of operations and liquidity, (16) the possibility of future acquisitions and investments, (17) the Company’s expectation that revenue from the sale of its communications products will grow over the long-term, and (18) compliance with Nasdaq’s Marketplace Rules.

Overview

Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the growing demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. Also, the Company designs, develops, and markets IC products that address the needs of the serial communications market and offers a family of clock and timing devices. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets. Exar uses its design methodologies to develop products ranging from application specific standard products (“ASSPs”), designed for industry-wide applications, to custom solutions for specific customer applications.

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

These complementary products enable the Company to offer a range of solutions for its customers’ applications. Exar believes its products offer its customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system power, board space and noise/jitter to improve data integrity;

•	seamless integration;

•	reduced overall system cost through the integration of multiple functions on a single device; and

•	accelerated time-to-market by allowing its customers to focus on their core competencies and outsource standards-based solutions.

The Company’s OEM customers include, among others, Adtran Inc. (“Adtran”), Alcatel, Cisco Systems Inc. (“Cisco”), Digi International, Inc. (“Digi International”), Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD. (“Huawei”), Lucent Technologies, Inc. (“Lucent”), Marconi Corporation Plc (“Marconi”), Mitsubishi Electronic Corporation of Japan (“Mitsubishi Electronics”), NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Plantronics, Inc. (“Plantronics”), Siemens A.G. (“Siemens”), and Tellabs, Inc. (“Tellabs”). For the three and six months ended September 30, 2005, Alcatel represented 10% or greater of net sales. For the three and six months ended September 30, 2004, no one OEM customer accounted for 10% or greater of the Company’s net sales.

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

The Company’s international sales represented 52.6% and 50.5%, respectively, of net sales for the three and six months ended September 30, 2005 as compared to 52.4% and 53.4% for the same periods a year ago. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. International operation expenses associated with such sales expose the Company to fluctuations in currency exchange rates because the Company’s international operating expenses are denominated in foreign currency while its sales are denominated in United States dollars. Although international sales within certain countries or international sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors.”

Financial Outlook for Fiscal Year 2006

The Company believes that near term market trends are consistent with gradual improvement in end demand and inventories at OEM customers and distributors appear to be in balance. Therefore, the Company believes that it should be able to grow its revenue in line with end demand. The Company anticipates that revenue growth will be driven by increased sales from its network and transmission and serial communications products and sales of SONET products. The Company believes the contribution of the newly acquired SONET products from the ON transaction will be accretive to earnings in fiscal year 2006 in the range of $0.02 to $0.04 per share.

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

Exar’s most critical accounting policies relate to: (1) net sales including allowance for distributor volume discounts and distributor stock rotations; (2) provision for excess and obsolete inventories; (3) income taxes; and (4) investments in non-marketable equity securities. Should any of the estimates and judgments used in applying the Company’s accounting policies differ from actual results, the Company’s Condensed Consolidated Financial Statements could be negatively impacted. A further discussion can be found in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Results of Operations

For the periods indicated, the following table shows certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales:
Product cost of sales	32.1	31.9	31.9	32.1
Amortization of purchased intangible assets	1.5	—	1.4	—

Total cost of sales	33.5	31.9	33.3	32.1

Gross profit	66.5	68.1	66.7	67.9

Operating expenses:
Research and development	36.4	37.9	37.8	36.2
Selling, general and administrative	32.9	36.9	32.8	34.7

Total operating expenses	69.4	74.8	70.5	70.9
Gain on legal settlement	—	8.5	—	4.0

Income (loss) from operations	(2.9)	1.8	(3.8)	1.0

Interest income and other, net	19.6	13.8	19.2	11.6
Income before income taxes	16.7	15.6	15.4	12.6
Provision for income taxes	4.2	2.4	3.6	2.2

Net income	12.5%	13.2%	11.8%	10.4%

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

The following table shows product line net sales in absolute dollars and as a percentage of net sales for the periods indicated (in thousands).

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2005	2004		2005	2004
Net sales:
Communications	$15,613	$12,973	$2,640	$30,856	$27,785	$3,071
Percentage of Net Sales	94.5%	91.5%		95.1%	91.2%
Video, Imaging and Other	$915	$1,208	$(293)	$1,584	$2,683	$(1,099)
Percentage of Net Sales	5.5%	8.5%		4.9%	8.8%

Total	$16,528	$14,181	$2,347	$32,440	$30,468	$1,972

Sales by Product Line

Communications

Communications net sales for the three and six months ended September 30, 2005 increased by $2.6 million or 20.3% and $3.1 million or 11.1%, respectively, compared to the same periods a year ago.

Net sales in the network and transmission market for the three and six months ended September 30, 2005 increased by $1.7 million or 40.7% and $2.4 million or 26.1%, respectively, compared to the same periods a year ago. The increase resulted from sales of newly acquired SONET products in the ON transaction offset by lower sales volumes in T1/E1 products and price erosion on a limited number of T3/E3 and legacy SONET products.

Net sales in the serial communications market for the three and six months ended September 30, 2005 increased by $1.0 million or 11.1% and $0.7 million or 3.8%, respectively, compared to the same periods a year ago. The increase resulted from increased sales volume and shipments of discontinued legacy products offset by price erosion on a limited number of products.

Video, Imaging and Other

The decline in video, imaging and other products sales during the three and six months ended September 30, 2005, reflects reduced shipments to Hewlett-Packard and the completion of a customer’s older program.

For the three and six months ended September 30, 2005, Alcatel represented 10% or greater of net sales. For the three and six months ended September 30, 2004, no one OEM customer accounted for 10% or greater of the Company’s net sales.

Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2005	2004		2005	2004
Distributor	$6,145	$4,784	$1,361	$13,484	$10,583	$2,901
Percentage of Net Sales	37.2%	33.7%		41.6%	34.7%
OEM	10,383	9,397	$986	18,956	19,885	$(929)
Percentage of Net Sales	62.8%	66.3%		58.4%	65.3%

Net sales to the Company’s primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”) for the three and six months ended September 30, 2005, increased 28.4% and 27.4%, respectively, compared to the same periods a year ago. The increases resulted from increased sales volume across a broad number of customers.

Net sales to OEMs and their subcontract manufacturers for the three months ended September 30, 2005 increased 10.5% compared to the same period a year ago due to increased sales of the newly acquired SONET products offset by a decline in sales of video, imaging and other products. Net sales to OEMs and their subcontract manufacturers for the six months ended September 30, 2005 decreased 4.7% compared to the same period a year ago due to decreased sales of video, imaging and other products and serial communications products partially offset by sales of the newly acquired SONET products.

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2005	2004		2005	2004
United States	$7,842	$6,751	$1,091	$16,046	$14,198	$1,848
Percentage of Net Sales	47.4%	47.6%		49.5%	46.6%
International	$8,686	$7,430	$1,256	$16,394	$16,270	$124
Percentage of Net Sales	52.6%	52.4%		50.5%	53.4%

The growth in United States net sales was attributable to the net sales growth in the distribution channel noted above. The growth in international net sales resulted from sales of newly acquired SONET products partially offset by decreased sales of Video, Imaging and Other products.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2005	2004		2005	2004
Gross Profit	$10,985	$9,659	$1,326	$21,646	$20,690	$956
Percentage of Net Sales	66.5%	68.1%		66.7%	67.9%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with the ON acquisition; and

•	provisions for excess and obsolete inventory.

The decrease in gross profit as a percentage of net sales for the three and six months ended September 30, 2005 as compared to the same periods in 2004 was primarily due to the amortization of purchased intangible assets associated with the ON acquisition and manufacturing inefficiencies caused by a product mix shift to higher value, lower volume products. This was offset by the continued product mix shift from lower margin video, imaging and other products to higher margin communications products.

The future amortization of purchased intangible assets associated with the ON acquisition of $0.24 million per quarter will continue to affect gross profit through fiscal year 2012. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, increased testing costs associated with the newly acquired SONET products, competitive pricing, changes in product mix and other factors.

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2005	2004		2005	2004
Total Research and Development	$6,022	$5,371	$651	$12,254	$11,030	$1,224
Percentage of Net Sales	36.4%	37.9%		37.8%	36.2%

Research and development expenses consist primarily of:

•	the salaries and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, mask costs, supplies and services; use of in-house test equipment and

•	facility expenses.

The increase in R&D expenses for the three and six months ended September 30, 2005 as compared to the same periods a year ago, resulted from increases in labor-related expense associated with the ON acquisition of approximately $0.4 million and $0.7 million, respectively, and increased depreciation and maintenance associated with purchases of new engineering design software and lab equipment.

The Company believes that technological innovation is critical to its long-term success, and it intends to continue to invest in R&D to enhance its product offerings to meet the current and future technological requirements of its customers and markets. Some aspects of the Company’s R&D efforts require significant short-term expenditures, such as mask tooling for advanced technology products, the timing of which may cause significant fluctuations in the Company’s R&D expenses. The Company believes that R&D expenses will likely increase in absolute dollars over last fiscal year due to increased costs associated with the ON business, the higher development costs of tooling products at 0.18u technology and more complex packaging technologies. However, R&D expenses may decline as a percentage of net sales to the extent that net sales growth exceeds expected increases in R&D expenditures.

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2005	2004		2005	2004
Total SG&A	$5,443	$5,231	$212	$10,629	$10,562	$67
Percentage of net sales	32.9%	36.9%		32.8%	34.7%

Selling, General and Administrative expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional fees; and

•	facility expenses.

The increase in SG&A expenses for the three and six months ended September 30, 2005 as compared to the same periods a year ago were primarily due to costs related to the Company’s proxy solicitation efforts in connection with its 2005 Annual Meeting of Stockholders of $0.3 million and $0.6 million, respectively. These increases were partially offset by lower labor-related costs, consulting fees to comply with Sarbanes-Oxley internal control regulations and sales commissions. Additionally, SG&A expenses in the second quarter of fiscal year 2005 reflects the Company’s recovery of legal fees of $0.7 million in connection with its entry into a settlement agreement.

SG&A expenses may vary both in absolute dollars and as a percentage of net sales due to sales commissions, and possible future expansion of the Company’s infrastructure to support potential acquisitions and integration activities. In the short term, many of the SG&A expenses are fixed, however, the Company expects SG&A expense to fluctuate with litigation costs and the seasonality of employer payroll taxes.

Other Income, Net

The following table shows other income, net in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended September 30,		Variance Dollars	Six Months Ended September 30,		Variance Dollars
	2005	2004		2005	2004
Other income, net	$3,234	$1,951	$1,283	$6,234	$3,539	$2,695
Percentage of Net Sales	19.6%	13.8%		19.2%	11.6%

Other income primarily consists of:

•	interest income; and

•	realized gains on marketable securities.

The increase in other income, net during the three and six months ended September 30, 2005 as compared to the same periods a year ago was due to higher interest earned on cash and cash equivalents and short-term marketable securities as a result of increasing market interest rates. The Company expects that interest income will decline as a result of the completion of Exar’s common share tender offer which reduced invested cash by $120.0 million.

Gain on Legal Settlement

During the three and six months ended September 30, 2004, the Company recorded a gain on legal settlement of $1.2 million arising from its entry into a settlement agreement.

Provision for Income Taxes

The Company’s estimated annual effective tax rate for fiscal year 2006 is 25%, up from the 15% rate used for fiscal year 2005. This increase is primarily the result of higher pre-tax book income, less income from tax-favorable investments and lower utilization of acquired-company losses. Without regard to a tax refund received during the quarter, the effective income tax rate for the three and six months ended September 30, 2005 would have been 27.5% and 25.0%, respectively. The provision for income taxes for the three and six months ended September 30, 2005 differed from the amount computed by applying the statutory federal tax rate principally due to R&D credits and acquired-company NOL utilizations, which were partially offset by state income taxes.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At September 30, 2005, the Company had no foreign currency contracts outstanding.

The Company’s principal sources of liquidity in the six months ended September 30, 2005 were cash and cash equivalents and short-term marketable securities, which, in the aggregate, decreased by $120.6 million to $325.7 million at September 30, 2005 from $446.3 million at March 31, 2005. Cash and cash equivalents decreased by $85.2 million during the six months ended September 30, 2005 resulting primarily from net cash used in investing activities of $115.9 million offset by net cash provided by investing activities of $23.4 million.

The Company generated net cash flows from operating activities of $7.3 million and $7.0 million during the six month periods ended September 30, 2005 and 2004, respectively. For the six months ended September 30, 2005, net cash from operating activities resulted from net income of $3.8 million and $2.9 million in non-cash charges for depreciation and amortization expense and the provision for sales returns and allowances and an increase in accounts payable and income taxes payable of $2.7 million. These sources of cash were partially offset by increases in accounts receivable and inventories of $1.9 million.

Net cash provided by investing activities totaled $23.4 million during the six months ended September 30, 2005 as compared to net cash used in investing activities of $3.8 million in the six months ended September 30, 2004. During the six months ended September 30, 2005, the Company’s investing activities included proceeds from the maturities of $72.3 million of short-term marketable securities partially offset by purchases of $36.6 million in short-term marketable securities, $11.4 million for the purchase of assets in the ON acquisition, and purchases of property, plant and equipment of $1.1 million. During the six months ended September 30, 2004, the Company’s investing activities included net purchase activity of short-term marketable securities of $2.4 million and $1.3 million in purchases of property, plant and equipment.

As of September 30, 2005, the Company had funded $2.3 million of its $5.0 million committed capital in the Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”). The Company is obligated to contribute its remaining committed capital of approximately $2.7 million by June 18, 2007 as requested by the Skypoint Fund’s General Partner per the limited partnership agreement with the Skypoint Fund. To meet its capital commitment to the Skypoint Fund, the Company may need to use its existing cash, cash equivalents and/or short-term marketable securities.

Net cash used in financing activities totaled $115.9 million in the six months ended September 30, 2005, primarily due to the repurchase of $120.0 million in common stock and associated costs of completing the Company’s Modified “Dutch Auction” Self Tender Offer and the repurchase of 100,000 shares of Exar’s common stock for $1.3 million under the stock repurchase program authorized in March 2001. This was partially offset by the proceeds of $6.1 million from the issuance of shares of common stock, representing proceeds from the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan. During the six months ended September 30, 2004 net cash provided by financing activities was $0.5 million, reflecting $4.1 million of proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan partially offset by $3.7 million in stock repurchases by the Company.

To date, inflation has not had a significant impact on the Company’s operating results.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from the Company’s stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the six months ended September 30, 2005, the Company acquired 100,000 shares of its common stock for $1.3 million. At September 30, 2005, the Company had $30.3 million remaining under the currently authorized $40.0 million stock repurchase program. In the future, the Company will utilize the stock repurchase program to acquire additional shares of its outstanding common stock, which would reduce cash, cash equivalents and/or short-term marketable securities available to fund future operations and meet other liquidity requirements.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash balances and the sale of short-term marketable securities, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and the sources of capital will be determined by management based on the Company’s then current needs and the prevailing market conditions. The Company believes that its cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy its working capital requirements, capital equipment acquisition, and share repurchase needs for at least the next twelve months. However, should the demand for the Company’s products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on the Company’s financial condition or results of operations for that period. From time to time, the Company evaluates potential business arrangements and equity investments complementary to its design expertise and to accelerate various strategic initiatives. If the Company pursues or positions itself to pursue these transactions, the Company may seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of the Company’s employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005. The Company, therefore, is required to implement the standard no later than the commencement of its fiscal year 2007.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, and an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. Therefore, the Company is required to adopt the standard effective in the Company’s 2007 fiscal year. The Company is currently assessing the impact but does not expect the adoption of SFAS 151 to have a significant impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in

Interim Financial Statements. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.

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

The Company expects that revenue from the sale of its communications products will grow over the long-term. The Company is continuing to focus a significant portion of its research and sales resources on the communications market. Given the Company’s dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market by successfully introducing new products and securing design wins for them or by gaining market share. If the Company is unable to generate increased revenue from its communications products or its revenue from these products declines, the Company’s business, financial condition, and results of operations will be materially and adversely impacted.

THE UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATIONS EQUIPMENT MARKET, MAY CONTINUE TO MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Periodic declines or fluctuations in corporate profits, lower capital equipment spending, the impact of the conflicts throughout the world, terrorist acts, natural disasters, the outbreak of diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability have been adversely affected by the modest recovery of the communications equipment industry. This modest recovery with no measurable growth has severely affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus adversely affecting the Company’s revenues and profitability. Communications service providers continue to face significant financial and operating challenges and consolidation in their industry and, therefore, may continue to delay or further reduce their spending on the Company’s customers’ products. A further delay or reduction in anticipated communications equipment spending levels may adversely affect the Company’s business, financial condition and results of operations.

The Company is unable to predict the timing, strength or duration of the industry recovery. If the industry does not recover, or declines, the Company’s business, financial condition and results of operations may be materially and adversely impacted.

IF THE COMPANY FAILS TO DEVELOP AND INTRODUCE NEW PRODUCTS IN ITS CORE OR NEW MARKETS THAT MEET THE EVOLVING NEEDS OF ITS CUSTOMERS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	competitive solutions;

•	frequent new product introductions and enhancements;

•	increasing functional integration;

•	increasing price pressure;

•	capital equipment spending levels and/or deployment;

•	evolving and competing industry standards;

•	changing customer requirements;

•	changing competitive landscape (consolidation, financial conditions);

•	long design-to-production cycles and/or;

•	increasing costs of product development.

The Company’s success depends in part on the successful development of new products for the Company’s core markets. The Company must: (i) be able to anticipate customer and market requirements and changes in technology and industry standards; (ii) be able to accurately define and develop, on a timely basis, new products; (iii) be able to gain access to and use technologies in a cost-effective manner; (iv) continue to expand its technical and design expertise; (v) be able to timely introduce and cost-effectively have manufactured new products; (vi) be able to differentiate its products from its competitors’ offerings; and (vii) gain customer acceptance of its products. In addition, the Company must continue to have its products designed into its customers’ future products and maintain close working relationships with key customers to develop new products that meet their evolving needs. Moreover, the Company must be able to respond to shifts in market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner. Migration from older products to newer products may result in volatility of earnings during periods of transition of the products.

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

The process of developing new products is complex, expensive and uncertain, and if the Company fails to accurately understand its customers’ changing needs and emerging technological trends, the Company’s business may be harmed. The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes, or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may harm the Company’s business, financial condition and results of operations.

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

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty predicting revenues due to limited visibility provided by customers and channel partners coupled with an increase in the number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by the Company’s customers and channel partners;

•	temporary disruption in customer demand as they change or modify their complex subcontract manufacturing supply chain;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s or its channel partners’ ability to maintain adequate inventory levels;

•	the Company’s difficulty in ordering the correct mix of products from suppliers, whose lead time continue to grow, may be greater than the time span of visibility provided by customers;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	discontinuance of wafer fabrication or packaging technologies by the Company’s suppliers;

•	if wafer fabrication or packaging and test suppliers discontinue or experience extended disruption of supply, the Company may incur increase costs to obtain alternative suppliers or investment in inventory to meet continuity of supply obligations to customers should the Company experience discontinuance or extended disruption from suppliers;

•	temporary disruptions in the Company’s or its customers’ supply chain due to natural disaster, fire, or labor disputes;

•	fluctuations in the manufacturing output, yield capabilities, and capacity of the Company’s suppliers;

•	problems, costs, or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	risks associated with entering new markets should the Company decide to do so;

•	the announcement or introduction of products by the Company’s competitors;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	increase in manufacturing costs;

•	increase in mask tooling costs associated with advanced technologies;

•	the amount and timing of the Company’s investment in research and development;

•	market and/or customer acceptance of the Company’s products;

•	consolidation among the Company’s competitors and/or its customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	costs and business disruptions associated with shareholder or regulatory issues;

•	management of customer and/or channel inventory;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	increasing costs associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the future requirement to record expenses for employee stock option grants;

•	fluctuations in interest rates and/or market values of the Company’s marketable securities; and/or

•	litigation costs associated with the defense of suits brought or complaints made against the Company.

As a consequence, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of results to be expected in the future. Any of the foregoing factors, or any other factors discussed elsewhere herein, may have a material adverse effect on the Company’s business, financial condition and results of operations.

COMPETITION IN THE MARKETS IN WHICH THE COMPANY PARTICIPATES MAY MAKE IT MORE DIFFICULT FOR THE COMPANY TO SECURE DESIGN WINS.

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

The Company has experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, the Company experiences, in some cases, severe pressure on pricing from some of its competitors or cost expectations from customers. Such circumstances may make some of the Company’s products unattractive due to price or performance measures. These circumstances may result in the Company losing design opportunities or may decrease its revenue and margins as a result of the price competition.

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

The Company does not own or operate a semiconductor fabrication facility (known as “foundry”). Most of the Company’s products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes. Chartered Semiconductor Manufacturing Ltd. (“Chartered”) located in Singapore, manufactures the majority of the CMOS wafers from which the Company’s products are manufactured. Chartered produces semiconductors for many other companies (many of which have greater requirements than the Company), and therefore the Company may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, the Company is reliant on Chartered’s continued financial health and ability to continue to invest in smaller geometry manufacturing processes and fabs.

Many of the Company’s new products are designed to take advantage of smaller geometry manufacturing processes. Due to the complexity and increased cost of migrating to smaller geometries, the Company may experience problems, which could result in design and production delays of the Company’s products. If such delays occur, the Company’s products may have delayed market acceptance or customers may select the Company’s competitors’ products during the design process.

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

The Company could experience a substantial delay or interruption in the shipment of its products or an increase in its costs due to any of the following:

•	a manufacturing disruption experienced by foundries utilized by the Company or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by one of the Company’s foundries;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products;

•	failure of the Company’s suppliers to obtain the raw materials and equipment;

•	financial and operating stability of the foundry or any of its suppliers;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, political instability, natural disasters; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of the Company’s products.

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

Allocation of a foundry’s manufacturing capacity may be influenced by a foundry customer’s size, the existence of a long-term agreement with the foundry or other commitments. To address foundry capacity constraints, the Company and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries or “take or pay” contracts that commit a company to purchase specified quantities of wafers over extended periods. While the Company is not currently a party to any of these arrangements, it may decide to enter into these arrangements in the future. The Company cannot be sure, however, that these arrangements will be available to it on acceptable terms, if at all. Any of these arrangements could require the Company to commit substantial capital and, accordingly, could require it to reduce its cash holdings, incur additional debt or secure equity financing. This could result in the dilution of its earnings or the ownership of its stockholders or otherwise harm its operating results. Furthermore, there can be no assurance that the Company will be able to obtain sufficient foundry capacity in the future pursuant to such arrangements.

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

The Company depends on independent subcontractors in Asia for all of the assembly and the majority of the testing of its products. The Company’s reliance on these subcontractors involves the following risks:

•	the Company’s reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of the Company’s subcontractors;

•	long term financial stability of the Company’s subcontractors and their ability to invest in new capabilities and equipment;

•	disruption of services due to the outbreak of diseases, acts of terrorism, natural disasters, labor disputes, or civil unrest;

•	disruption of manufacturing or test services due to relocation of subcontractor manufacturing facilities;

•	failure of the Company’s subcontractors to obtain the raw materials and equipment;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	reallocation or limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of the Company’s products;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	the possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by the Company and the possible inability to obtain an alternate source to supply the package;

•	potential increases in assembly and test costs; and/or

•	the third party subcontractors abilities to transition to smaller package types and to new package compositions.

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

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture the majority of its products. The Company’s dependence on these subcontractors involves the following risks:

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters;

•	disruption to transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or services;

•	changes in tax laws, tariffs and freight rates; and/or

•	compliance with local or international regulatory requirements.

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

The Company’s future success depends, in part, on the continued service of its key design engineering, technical, sales, marketing and executive personnel and its ability to identify hire and retain other qualified personnel.

In the future, the Company may not be able to continue to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the management of its business. Competition for skilled employees having specialized technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price and the ability to offer options to as many or in amounts consistent with past practices, as a result of regulations regarding the expensing of options, may also adversely affect the Company’s ability to retain key employees, most of whom have been granted stock options. In addition, due to the recent changes in the composition of the Board, as discussed below, which have created uncertainty among the employees, the Company’s ability to attract and retain key and other employees may be adversely affected. The failure to retain and recruit, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

RECENT CHANGES IN THE COMPOSITION OF THE COMPANY’S BOARD OF DIRECTORS MAY RESULT IN UNCERTAINTY ABOUT THE COMPANY AND, IF THE COMPANY IS UNABLE TO RECRUIT AN INDEPENDENT DIRECTOR TO SERVE AS THE FINANCIAL EXPERT ON THE AUDIT COMMITTEE, THE COMPANY’S STOCK MAY BE DE-LISTED.

Since the Company’s Annual Meeting of Stockholders, which was held on October 27, 2005 (the “Annual Meeting”), four of the Company’s incumbent directors no longer serve on the Board of Directors. Three new directors were elected to the Board at the Annual Meeting. This change in the composition of the Board may result in uncertainty about the Company among investors, customers and employees.

Also, because Richard Previte and Thomas Werner were not re-elected to the Board, the Company is no longer in compliance with Nasdaq’s audit committee requirements for continued listing set forth in Marketplace Rule 4350(d)(2) and, as a result of the failure to re-elect Mr. Previte at the Annual Meeting and the concurrent retirement of Mr. Conlisk, the Company is no longer in compliance with Nasdaq’s nominations committee requirements for continued listing set forth in Marketplace Rule 4350(c)(4). The Company has received notice from Nasdaq that it is not in compliance with such Marketplace Rules. At the next scheduled meeting of the Board of Directors, the Company intends to appoint two independent directors to the Corporate Governance and Nominating Committee to regain compliance with Marketplace Rule 4350(c)(4) and to reconstitute the Audit Committee to be comprised of at least three independent directors, each of whom will satisfy the requirements of Marketplace Rule 4350(d)(2)(A)(i)-(iv). The Company separately intends to appoint an independent director to the Audit Committee who qualifies as a financial expert within the meaning of Marketplace Rule 4350(d)(2)(A). Nasdaq has notified the Company that it has until the earlier of its next annual stockholders meeting or October 27, 2006 to regain compliance with Marketplace Rule 4350(d)(2). Failure to comply with Nasdaq’s committee composition rules within the required time frame may result in Nasdaq de-listing the Company’s stock or taking other corrective actions.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD WILL REQUIRE THE COMPANY TO EXPENSE EQUITY COMPENSATION GIVEN TO EMPLOYEES AND WILL SIGNIFICANTLY HARM OPERATING RESULTS AND MAY REDUCE THE COMPANY’S ABILITY TO EFFECTIVELY UTILIZE EQUITY COMPENSATION TO ATTRACT AND RETAIN EMPLOYEES.

The Company historically has used stock options as a significant component of its employee compensation program in order to align employees’ interests with the interests of the Company’s stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives, which will have a significant impact on the Company’s results of operations. The Company is required to implement the standard no later than its fiscal year 2007. By causing the Company to incur significantly increased compensation costs, this accounting change will reduce the Company’s reported earnings and will require the Company to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for the Company to attract, retain and motivate key personnel.

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales accounted for 50.5% and 53.4% of net sales for the six months ended September 30, 2005 and September 30, 2004, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters;

•	disruptions to customer operations due to the outbreak of diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties; and/or

•	potentially adverse tax consequences.

In addition, because sales of the Company’s products have been denominated primarily in United States dollars, increases in the value of the United States dollar could increase the relative price of the Company’s products such that they become more expensive to customers in the local currency of a particular country. Increases in the value of the United States dollar could also evoke customers to apply pricing pressures on the Company’s products. Increased international activity in the future may result in increased foreign currency denominated sales. Furthermore, because some of the Company’s customers’ purchase orders and agreements are governed by foreign laws, the Company may be limited in its ability to enforce its rights under these agreements and to collect damages, if awarded.

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

IF THE COMPANY’S DISTRIBUTORS OR SALES REPRESENTATIVES STOP SELLING OR FAIL TO SUCCESSFULLY PROMOTE THE COMPANY’S PRODUCTS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

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

Due to the communications IC equipment product development cycle, the Company has typically experienced at least an eighteen month time lapse between its initial contact with a customer to realizing volume shipments. The Company first works with customers to achieve a design win, which may take nine months or longer. The Company’s customers then complete the design, testing and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine months. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between the Company’s research and development efforts and its realization of revenue, if any, from volume purchasing of the Company’s communications products by its customers. Due to length of the communication IC equipment product cycle, the risk of project cancellation by the customer is present for an extended period of time.

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

FIXED OPERATING EXPENSES AND THE COMPANY’S PRACTICE OF ORDERING MATERIALS IN ANTICIPATION OF FUTURE CUSTOMER DEMAND COULD MAKE IT DIFFICULT FOR THE COMPANY TO RESPOND EFFECTIVELY TO SUDDEN SWINGS IN DEMAND AND RESULT IN HIGHER THAN EXPECTED COSTS AND EXCESS INVENTORY. SUCH SUDDEN SWINGS IN DEMAND COULD THEREFORE HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include, among others:

•	the possibility that the Company may not receive a favorable return on its investment, the original investment may become impaired, and/or the Company may incur losses from these investments;

•	the Company’s assumption of known or unknown liabilities or other unanticipated events or circumstances; and/or

•	the diversion of management’s attention from normal daily operations of the business. Additional risks involved with acquisitions include, among others:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulty in supporting acquired products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain key personnel;

•	unexpected capital equipment outlays and related expenses;

•	difficulties in entering markets in which the Company has limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute the Company’s current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to periodic impairment testing and potential impairment charges against the Company’s future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and/or

•	becoming subject to litigation.

•	the risks involved with strategic equity investments include, among others:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments, the original investment may become impaired, and/or incur losses from these investments; and/or

•	the opportunity cost associated with committing capital in such investments.

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

THE COMPANY’S STOCK PRICE IS VOLATILE.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

•	the Company’s anticipated or actual operating results;

•	announcements or introductions of new products by the Company or its competitors;

•	technological innovations by the Company or its competitors;

•	product delays or setbacks by the Company, its customers or its competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of the Company’s performance by securities analysts;

•	decreases in the value of its investments, thereby requiring an asset impairment charge against earnings;

•	the Company’s repurchasing shares of its common stock;

•	announcements of merger or acquisition transactions;

•	the impact of expensing stock options;

•	changes in the composition of the Board of Directors; and/or

•	general global economic and market conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations. The Company is exposed to foreign currency fluctuations primarily through its foreign operations. This exposure is the result of foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, the Company may enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts.

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three and six months ended September 30, 2005, the Company did not have significant foreign currency denominated net assets or net liabilities, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 30, 2005, short-term investments consisted of government and corporate securities of $152.5 million. The Company did not have long-term investments at September 30, 2005. At September 30, 2005, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $1.5 million, before the effect of income taxes.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. initiated a lawsuit against Exar Corporation in San Diego Superior Court. In its first and second amended complaints, Ericsson asserts causes of action for negligence, strict product liability, and unfair competition against Exar. Through its complaint, Ericsson seeks unspecified monetary damages and unspecified injunctive relief. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, a former customer of Exar to whom Exar sold untested semi-custom wafers. Exar answered Ericsson’s Second Amended Complaint on March 21, 2005. The Court has set a trial date of May 12, 2006 and discovery is continuing. Exar disputes the allegations in Ericsson’s first and second amended complaints and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Ericsson will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

On April 15, 2005, Vicor filed a cross-complaint against Exar in San Diego Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, Exar filed a demurrer to all but one of the indemnity causes of action in Vicor’s Cross-Complaint. On June 17, 2005, the San Diego Superior Court sustained Exar’s demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. Exar answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is scheduled for May 12, 2006. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

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

On March 17, 2005, Vicor filed a cross-complaint against Exar and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that Exar sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego case discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, Exar filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara Superior Court sustained Exar’s demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between Exar and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that Exar was obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. No trial date has been set in the matter. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
through 6/30/2005	—	—	597,110	$30,344
7/1/05 - 7/31/05	—	—	—
8/1/05 - 8/31/05	7,500,000	$16.00	7,500,000	$30,344
9/1/05 - 9/30/05	—	—	—

Totals	7,500,000	$16.00	8,097,110	$30,344

(1)	In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. In the future, the Company may make additional purchases of its common stock under its stock repurchase program, which would reduce cash, cash equivalents and/or short-term marketable securities available to fund future operations and meet other liquidity requirements.

On July 25, 2005, the Company commenced a Modified “Dutch Auction” Self Tender Offer to acquire up to 7,058,823 shares of its common stock at a purchase price of not greater than $17.00 nor less than $15.00 per share, reserving the right to purchase up to an additional 2% of the Company’s outstanding shares. Such offer expired on August 23, 2005. In connection with such tender offer, the Company repurchased 7,500,000 shares of its common stock at a purchase price of $16.00 per share, resulting in aggregate payments of $120.0 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on October 27, 2005 in Fremont, California. The holders of 30,241,261 shares of the Company’s common stock, or 86.03% of the outstanding voting securities of the Company, entitled to vote were represented in person or by proxy at the Annual Meeting.

The matters voted on by the stockholders at the Annual Meeting and the voting results are as follows:

Proposal I Election of Directors

	Number of shares
	Voted For	Withheld
Richard H. Koppes	11,460,959	380,673
Richard Previte	11,431,493	410,139
Thomas H. Werner	10,898,025	943,607
Guy W. Adams	18,341,925	57,704
Richard L. Leza, Sr.	14,588,757	3,810,872
Pete Rodriguez	16,063,008	2,336,621

Proposal	II Declassification of Board of Directors

	Number of shares
	Voted For	Voted Against	Abstain
Stockholder proposal that the Board take the necessary steps to declassify the Board and to require that all directors stand for election annually.	25,151,103	4,019,207	749,041

At the Annual Meeting, the stockholders elected Guy Adams, Richard Leza and Pete Rodriguez as directors of the Company to serve until the 2008 Annual Meeting of Stockholders. The term of office of each of the following directors of the Company continued after the Annual Meeting: Frank Carrubba, Donald Ciffone, Jr. (retired from the Board of Directors on October 31, 2005), Roubik Gregorian, Ronald Guire, John McFarlane and Oscar Rodriguez.

At the Annual Meeting, the stockholders also voted that the Board take the necessary steps to declassify the Board and to require that all directors stand for election annually. The Board will consider this matter in due course.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the current Report on Form 10-Q for the quarter ended September 30, 2005 are as follows:

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

EXAR CORPORATION (Registrant)

November 7, 2005	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian) Chief Executive Officer, President, and Director (Principal Executive Officer)

November 7, 2005	By:	/s/ RONALD W. GUIRE
(Ronald W. Guire) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)