Form 10-Q
period 2005-12-31
EXAR CORP
filed 2006-02-07
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 3, 2006, 35,535,745 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 8,267,110 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2005

ITEM 1. FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2005	March 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$176,845	$258,378
Short-term marketable securities	143,798	187,907
Accounts receivable (net of allowances of $1,003 and $858)	6,383	3,899
Inventories	4,877	3,659
Interest receivable and prepaid expenses	4,704	3,645
Deferred income taxes	2,695	2,695

Total current assets	339,302	460,183
Property, plant and equipment, net	28,738	27,317
Long-term investments	2,663	3,978
Deferred income taxes	11,343	11,130
Goodwill and intangible assets, net	10,260	—
Other non-current assets	1,085	1,672

Total assets	$393,391	$504,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,450	$2,199
Accrued compensation and related benefits	3,305	4,074
Accrued sales commissions	686	646
Other accrued expenses	1,496	1,360
Income taxes payable	6,320	4,612

Total current liabilities	14,257	12,891

Long-term obligations	1,303	1,342

Total liabilities	15,560	14,233

Commitments and contingencies (Note 10 and 11)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized;
43,441,782 and 42,507,031 shares outstanding (includes treasury stock)	423,813	417,077
Accumulated other comprehensive loss	(545)	(1,070)
Retained earnings	87,277	82,354
Treasury stock, 8,267,110 and 497,110 shares of common stock at cost	(132,714)	(8,314)

Total stockholders’ equity	377,831	490,047

Total liabilities and stockholders’ equity	$393,391	$504,280

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales	$17,009	$13,245	$49,449	$43,713

Cost of sales:
Product cost of sales	5,280	4,441	15,634	14,219
Amortization of purchased intangible assets	240	—	680	—

Total cost of sales	5,520	4,441	16,314	14,219

Gross profit	11,489	8,804	33,135	29,494

Operating expenses:
Research and development	6,178	5,304	18,432	16,334
Selling, general and administrative	5,187	4,962	15,816	15,524

Total operating expenses	11,365	10,266	34,248	31,858

Gain on legal settlement	—	—	—	1,208

Income (loss) from operations	124	(1,462)	(1,113)	(1,156)

Interest income and other, net
Interest income and other, net	2,902	2,296	9,136	5,835
Other than temporary loss on long-term investments	(1,215)	—	(1,215)	—

Total other income, net	1,687	2,296	7,921	5,835

Income before income taxes	1,811	834	6,808	4,679
Provision for income taxes	702	—	1,885	673

Net income	$1,109	$834	$4,923	$4,006

Earnings per share:
Basic earnings per share	$0.03	$0.02	$0.13	$0.10

Diluted earnings per share	$0.03	$0.02	$0.12	$0.09

Shares used in the computation of earnings per share:
Basic	35,202	41,639	39,045	41,433

Diluted	35,347	42,539	39,466	42,385

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,923	$4,006
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,325	3,559
Non-cash stock based compensation expense	102	—
Provision for sales returns and allowances	145	115
Other than temporary decline in the value of long-term investments	1,215	—
Changes in operating assets and liabilities:
Accounts receivable	(2,629)	3,278
Inventories	(1,218)	288
Prepaid expenses and other assets	(255)	(3,447)
Accounts payable	251	(671)
Accrued compensation and related benefits	(633)	(66)
Accrued sales commissions and other accrued expenses	1	(684)
Income taxes payable	1,499	322

Net cash provided by operating activities	7,726	6,700

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,670)	(2,310)
Purchases of short-term marketable securities	(44,617)	(813,757)
Proceeds from sales and maturities of short-term marketable securities	89,213	809,620
Distribution of (contribution to) long-term investments, net	(116)	(364)
Acquisition of ON business from Infineon	(11,420)	—

Net cash provided by (used in) investing activities	28,390	(6,811)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,634	5,978
Repurchases of common stock	(124,400)	(3,664)

Net cash provided by (used in) financing activities	(117,766)	2,314

Effect of exchange rate changes on cash	117	71

Net increase (decrease) in cash and cash equivalents	(81,533)	2,274

Cash and cash equivalents at the beginning of period	258,378	15,090

Cash and cash equivalents at the end of period	$176,845	$17,364

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. The Company also designs, develops, and markets IC products that address the needs of the serial communications market and offers a family of clock and timing devices. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2005 Condensed Consolidated Balance Sheet was derived from the audited financial statements at that date. All significant inter-company transactions and balances have been eliminated.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Certain amounts in prior periods have been reclassified to conform to the three and nine months ended December 31, 2005 presentation. The most significant reclassifications were as follows:

Auction Rate Securities in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

The Company reclassified auction rate securities as of December 31, 2004 and March 31, 2004 having a stated or contractual maturity date for the underlying security in excess of ninety days in its balance sheets to short-term marketable securities from cash and cash equivalents. The impact of this reclassification was to increase short- term marketable securities by $257.9 million and $284.1 million at December 31, 2004 and March 31, 2004, respectively, and reduce cash and cash equivalents by the same amount. For the nine months ended December 31, 2004, the Company reflected the purchases and sales of such securities in cash flows from investing activity in its Condensed Consolidated Statements of Cash Flows, which decreased cash used in investing activities by $26.2 million. Previously, the Company had classified these types of securities as cash and cash equivalents.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2005 included in its Annual Report on Form 10-K, as filed on June 14, 2005 with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2. ACQUISITION OF INFINEON’S OPTICAL NETWORKING BUSINESS

On April 6, 2005, Exar entered into a Purchase Agreement with Infineon Technologies North America Corp., a subsidiary of Infineon Technologies AG (“Infineon”), under which Exar agreed to purchase a significant part of Infineon’s Optical Networking Business Unit (“ON”). On April 14, 2005, Exar completed the purchase of such assets for $11,050,000 in cash. The acquisition included assets relating to multi-rate TDM framer products, Fiber Channel over SONET/SDH, and Resilient Packet Ring (RPR), as well as certain intellectual property for data over SONET products. The acquisition expanded Exar’s SONET/SDH product portfolio.

The acquisition has been accounted for as a business combination. Assets acquired were recorded at their fair values as of April 14, 2005. The total purchase price of $11.42 million includes cash paid to Infineon of $11.05 million and acquisition related transaction costs of $0.37 million. ON related transaction costs included legal and accounting fees, and other external costs directly related to the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Purchase price allocation

Under business combination accounting, the total purchase price was allocated to ON’s tangible and identifiable intangible assets based on their estimated fair values as of April 14, 2005 as set forth below. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill. The purchase price allocation was as follows (in thousands):

Property acquired at fair value	$480
Intangible assets-purchased technology	5,750
Goodwill	5,190

Total purchase price	$11,420

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

Purchased technology of approximately $5.8 million consists of intellectual property related to the acquired technology as well as incremental value associated with existing customer relationships. At the date of acquisition, the developed—SONET technology had reached technological feasibility. Any development costs to be incurred in the future relating to the ongoing maintenance of the developed SONET technology will be expensed as incurred. To estimate the fair value of the developed SONET technology, an income approach was used, which included an analysis of future cash flows and the risks associated with achieving such cash flows.

The purchased SONET technology is amortized to cost of revenues on a straight-line basis over its estimated lives of six years. Amortization expense for this intangible asset was $240,000 and $680,000 for the three months and nine months ended December 31, 2005, while no amortization expense was recorded in the same periods a year ago. The balances of purchased technology and related amortization were as follows (in thousands):

	December 31,
	2005	2004
Purchased technology	$5,750	$—
Less accumulated amortization	(680)	—

Purchased technology, net	$5,070	$—

The aggregate estimated future annual intangible amortization expense through fiscal year ending March 31, 2012, is as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Amortization Expense (by fiscal year)
2006	$238
2007	958
2008	958
2009	958
2010	958
Thereafter	1,000

$5,070

Goodwill

Of the total purchase price, approximately $5.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and identifiable intangible assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of December 31, 2005, the Company determined that no impairment existed.

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

The unaudited pro forma financial information for the nine months ended December 31, 2005 combines the historical results of the Company for the nine months ended December 31, 2005 and the historical results for ON for the period from April 1, 2005 to April 14, 2005. The unaudited pro forma financial information for the three and nine months ended December 31, 2004 combines the historical results of the Company with the historical results for ON for the three and nine months ended December 31, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net sales	$17,009	$14,092	$49,506	$46,260
Net income (loss)	$1,109	$(1,522)	$4,650	$(5,078)
Basic and diluted net income (loss) per share	$0.03	$(0.04)	$0.12	$(0.12)

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

The Company’s calculations for its stock options were made using the Black-Scholes Option-Pricing Model with the following weighted average assumptions for options granted:

	Three Months Ended December 31,
	2005	2004
Risk-free interest rate	4.4%	3.5%
Expected term of options (years)	4.08	4.50
Expected volatility	39.1%	64.3%
Expected dividend yield	—	—

Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the shares under the Employee Stock Participation Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	Three Months Ended December 31,
	2005	2004
Risk-free interest rate	4.1%	2.2%
Expected term of options (years)	0.25	0.25
Expected volatility	26.2%	27.8%
Expected dividend yield	—	—

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of stock options is amortized over the options’ vesting periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

The pro forma information for the three and nine months ended December 31, 2005 and 2004 is not indicative of future period pro forma amounts (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income - as reported	$1,109	$834	$4,923	$4,006
Add: Stock-based employee compensation expense included
in reported net income, net of tax	25	—	76	—
Deduct : Total stock-based employee compensation determined under
the fair value basis, method for all awards, net of tax	(1,631)	(5,550)	(6,505)	(13,826)

Net loss - Pro forma	$(497)	$(4,716)	$(1,506)	$(9,820)

Reported:
Earnings per share - Basic	$0.03	$0.02	$0.13	$0.10
Earnings per share - Diluted	0.03	0.02	0.12	0.09
Pro forma:
Loss per share - Basic and Diluted	$(0.01)	$(0.11)	$(0.04)	$(0.24)

NOTE 4. INVENTORIES

Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using standard cost, which approximates average actual cost. The Company generally records provision for obsolete inventories and inventories in excess of six-month demand for each specific part.

Inventories consist of the following (in thousands):

	December 31, 2005	March 31, 2005
Work-in-process	$3,510	$1,909
Finished goods	1,367	1,750

Inventories	$4,877	$3,659

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	December 31, 2005	March 31, 2005
Land	$6,660	$6,584
Building	14,168	13,743
Machinery and equipment	53,103	48,369
Construction-in-progress	—	307

	73,931	69,003
Accumulated depreciation and amortization	(45,193)	(41,686)

Total	$28,738	$27,317

NOTE 6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding options to purchase common stock were exercised or converted into common stock.

A summary of the Company’s earnings per share for the three and nine months ended December 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Net Income	$1,109	$834	$4,923	$4,006

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings per share	35,202	41,639	39,045	41,433
Dilutive effect of stock options	145	900	421	952

Shares used in computation of diluted earnings per share	35,347	42,539	39,466	42,385

Earnings per share - Basic	$0.03	$0.02	$0.13	$0.10

Earnings per share - Diluted	$0.03	$0.02	$0.12	$0.09

For the three months ended December 31, 2005 and 2004, options to purchase 6,767,538 and 5,442,545 shares of common stock, respectively, at exercise prices ranging from $12.78 to $59.31 and $14.55 to $59.31 respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the shares of common stock as of such dates and, therefore, would be anti-dilutive under the treasury stock method. For the nine months ended December 31, 2005 and 2004, options to purchase 5,849,150 and 4,805,467 shares of common stock, respectively, at exercise prices ranging from $12.78 to $59.31 and $14.13 to $59.31, respectively, were outstanding but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and, therefore, would be anti-dilutive under the treasury stock method.

NOTE 7. COMMON STOCK REPURCHASES

Since the inception of the Company’s repurchase program announced in March of 2001, the Company has repurchased a total of 767,110 shares of the Company’s common stock for an aggregate cost of $11.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

During the nine months ended December 31, 2005, the Company repurchased 270,000 shares for $3.6 million. The Company has $28.1 million remaining under its current $40.0 million stock repurchase program.

In addition to the above, during the three months ended September 30, 2005, the Company completed its Modified “Dutch Auction” Self Tender Offer and repurchased 7,500,000 (including the Company’s authorized over-allotment) shares of its common stock at a purchase price of $16.00 per share, resulting in aggregate payments of $120.0 million plus costs of approximately $809,000.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$1,109	$834	$4,923	$4,006

Other comprehensive income:
Cumulative translation adjustments	46	62	70	43
Unrealized gain (loss), on marketable securities, net of tax	112	(250)	455	(822)

Total other comprehensive income (loss)	158	(188)	525	(779)

Comprehensive income	$1,267	$646	$5,448	$3,227

NOTE 9. LONG-TERM INVESTMENTS

Long-term investments are as follows (in thousands):

	December 31, 2005	March 31, 2005
TechFarm Fund	$600	$1,815
Skypoint Fund	2,063	2,163

Long-term investments	$2,663	$3,978

TechFarm Ventures L.P.

Exar became a limited partner in TechFarm Ventures (Q), L.P. (the “TechFarm Fund”) in May 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of the TechFarm Fund, a Delaware limited partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, the Company and TechFarm Ventures Management L.L.C. agreed to reduce the Company’s capital commitment in the TechFarm Fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. Additionally, the Company and TechFarm Ventures Management L.L.C. agreed to change the Company’s status from a limited partner to that of an assignee having fewer rights and less status than a limited partner. Because of these modifications, the Company changed its method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. The Company has fulfilled its capital contribution commitment and, therefore, will not be required to fund additional amounts.

In December 2005, the Company assessed the value of certain discontinued companies and the remaining portfolio companies within the TechFarm Fund. The Company believed that these changes permanently impaired the carrying value of its investment in the TechFarm Fund. As a result, Exar recorded an impairment charge against its earnings

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

of $1.2 million, thereby reducing its carrying value in the TechFarm Fund to $0.6 million. If the Company’s assessed value of its investment were to fall below the carrying value on the Company’s Condensed Consolidated Balance Sheet, the Company would be required to recognize impairment to the asset, which would result in additional expense in the Company’s Condensed Consolidated Statements of Operations.

Skypoint Telecom Fund II

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar funded $2.7 million as of December 31, 2005 and is contractually obligated to contribute the remaining capital of $2.3 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. During the nine months ended December 31, 2005, the Company funded $0.5 million to the Skypoint Fund. In September 2005, the Company recorded a $0.6 million distribution from the venture capital fund related to a sale of a company within the fund’s portfolio. In accordance with Financial Accounting Standards Board’s (“FASB”), Accounting Principles Bulletin 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” the Company recorded the distribution on the cost basis and reduced the carrying value of its investment in the Skypoint fund. The $2.1 million carrying value of the Skypoint Fund investment as of December 31, 2005 reflects contributions to date of $2.7 million less the $0.6 million distribution.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc., one of the Company’s subsidiaries that the Company had acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. The Company reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals, which is expected to continue for approximately four to five more years from the three months ended December 31, 2005. The Company believes that its site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. Management estimates that its accrual of $244,000 included in the accrued liabilities as of December 31, 2005 is sufficient to cover the remaining four to five years of continued remediation activities and post-remediation site closure activities.

In July 2001, Exar became a limited partner in Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. The investment provides the Company with the opportunity to align itself with potential strategic partners in emerging technologies within the telecommunications and/ or networking industry. Exar is obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, Exar has funded $2.7 million as of December 31, 2005 and is contractually obligated to contribute the remaining capital of $2.3 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007.

The Company warrants all of its products against defects in materials and workmanship for a period of at least ninety days and up to one year from the delivery date. The Company’s sole liability is limited to either replacing, repairing or issuing credit, at its option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by the Company, or resulting from failure to comply with the Company’s written operating and maintenance instructions. Historically, the Company’s warranty expense has been immaterial.

Additionally, the Company’s sales agreements indemnify its customers for any direct expenses or liability resulting from alleged or claimed infringements of any United States letter patents of third parties. However, the Company is not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are generally perpetual commencing after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any such indemnity claim.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

The Company’s commitments are comprised of the following:

As of December 31, 2005 (in thousands)

	Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Purchase Obligations (1)	$3,640	$908	$560	$420	$—	$—	$5,528
Long-term Investment Commitments
(Skypoint Fund) (2)	2,317	—	—	—	—	—	2,317
Remediation commitment (3)	13	53	53	53	53	19	244
Lease Obligations	31	40	19	19	5	—	114

Total	$6,001	$1,001	$632	$492	$58	$19	$8,203

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from its existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner through June 18, 2007.
(3)	The commitment relates to the environmental clean-up at Micro Power Systems Inc.

NOTE 11. LITIGATION

On November 16, 2004, Ericsson Wireless Communications, Inc. initiated a lawsuit against Exar Corporation in San Diego Superior Court. In its first and second amended complaints, Ericsson asserts causes of action for negligence, strict product liability, and unfair competition against Exar. Through its complaint, Ericsson seeks unspecified monetary damages and unspecified injunctive relief. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, a former customer of Exar to whom Exar sold untested semi-custom wafers. Exar answered Ericsson’s Second Amended Complaint on March 21, 2005. The Court has set a trial date of September 29, 2006 and discovery is continuing. Exar disputes the allegations in Ericsson’s first and second amended complaints and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Ericsson will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

On April 15, 2005, Vicor filed a cross-complaint against Exar in San Diego Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, Exar filed a demurrer to all but one of the indemnity causes of action in Vicor’s Cross-Complaint. On June 17, 2005, the San Diego Superior Court sustained Exar’s demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. Exar answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is scheduled for September 29, 2006. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

NOTE 12. INDUSTRY AND SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the design, development and marketing of a variety of analog and mixed-signal application-specific integrated circuits for use in communications, industrial and video and imaging applications. The nature of the Company’s products and production processes as well as type of customers and distribution channels is consistent among all of the Company’s products. Revenue by product line for the three and nine months ended December 31, 2005 and 2004, respectively, are as follows (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Net sales:
Communications	$16,291	$12,013	$47,146	$39,798
Video, Imaging and Other	718	1,232	2,303	3,915

Total	$17,009	$13,245	$49,449	$43,713

The following table shows revenue by geographic area for the three and nine months ended December 31, 2005 and 2004 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales:
United States	$8,343	$6,472	$24,389	$20,670
China	2,158	1,432	6,573	5,573
Asia (excludes China)	2,472	3,090	7,173	8,939
Italy	2,173	879	6,287	2,841
Europe (excludes Italy)	1,828	1,248	4,695	5,191
Rest of the World	35	124	332	499

Total	$17,009	$13,245	$49,449	$43,713

For the three and nine months ended December 31, 2005, Alcatel represented 11% and 12%, respectively, of the Company’s net sales. For the three and nine months ended December 31, 2004, no one OEM customer accounted for 10% or greater of the Company’s net sales.

Substantially all of the Company’s long-lived assets at December 31, 2005 and 2004 were located in the United States.

NOTE 13. INCOME TAXES

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the third quarter of fiscal 2006, the Company revised its estimated income tax rate for fiscal year 2006 to 27% from the 25% rate used in the second quarter of fiscal 2006 due to changes in estimated R&D credit benefits and state taxes.

As a result of discrete tax events during the third quarter, the Company is recording a quarterly effective tax rate of 39%. This is higher than the Company’s core tax rate, since the Company did not recognize a tax benefit for the $1.2 million asset impairment charge for TechFarm Ventures, recorded in the third quarter of fiscal 2006, due to the uncertainty surrounding whether the Company will have future capital gains to offset this capital loss. This additional expense was partially offset by tax benefits claimed on tax filings during the third quarter and other tax refunds.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of the Company’s employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period, during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005. The Company, therefore, is required to implement the standard as of April 1, 2006. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107 in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R will have a significant impact on the Company’s result of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

operations, although it will have no negative impact on cash flow. However, the actual result of the adoption of SFAS 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ) will replace the guidance set forth in paragraphs 10-18 of EITF No. 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC SAB No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS No. 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS No. 115-1 will be effective April 1, 2006 for other-than-temporary impairment analysis conducted by the Company. The Company does not believe the adoption of FSP FAS No. 115-1 will have a significant impact on its consolidated results of operations or financial position.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. Therefore, the Company is required to adopt the standard effective April 1, 2006. The Company is currently assessing the impact but does not expect the adoption of SFAS 151 to have a significant impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These forward-looking statements apply only as of the date of this Quarterly Report (“Report”). The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “continue,” “estimate,” “seek,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Financial Outlook for Fiscal Year 2006” and elsewhere regarding (1) market trends and the Company’s belief that it should be able to grow its revenue in line with end demand, (2) the Company’s anticipation that revenue for the fourth quarter of fiscal year 2006 will be similar to that reported for the third quarter of fiscal year 2006, (3) the Company’s belief that broadband connectivity will grow and that carriers will increase their capital spending in both wire-line and wireless areas, (4) the Company’s belief that the contribution of the SONET product acquired in the ON acquisition will be accretive to earnings in fiscal 2006, (5) the Company’s net sales, (6) the Company’s gross profits, (7) industry spending and general economic conditions and their effect on the Company’s operating results, (8) the Company’s research and development efforts and expenses, (9) the Company’s interest income, (10) the Company’s utilization of the its stock repurchase program, (11) competitive pressures, (12) the Company’s anticipation that it will continue to finance its operations with cash flows from operations, existing cash balances and the sale of short-term marketable securities, (13) the Company’s belief that its cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements, capital equipment acquisitions and share repurchase needs for at least the next 12 months (14) the Company’s selling, general and administrative expenses, (15) the impact of litigation on the Company’s financial condition, results of operations and liquidity, (16) the possibility of future acquisitions and investments, (17) the Company’s expectation that the communications sector will grow over the long-term and (18) the Company’s belief that international sales will likely continue to account for a significant portion of the Company’s revenues.

Overview

Exar Corporation and subsidiaries (“Exar” or the “Company”) designs, develops and markets high-performance, high-bandwidth physical interface and access control solutions for use in the worldwide communications infrastructure. The Company’s current IC products for the communications market are designed to respond to the demand for cost effective line card solutions based on transmission standards such as T/E carrier, ATM and SONET/SDH. Also, the Company designs, develops, and markets IC products that address the needs of the serial communications market and offers a family of clock and timing devices. In addition, the Company designs, develops and markets IC products that address select applications for the video and imaging markets. Exar uses its design methodologies to develop products ranging from application specific standard products (“ASSPs”), designed for industry-wide applications, to custom solutions for specific customer applications.

In order to augment and complement the Company’s SONET product offerings and strengthen its position at two OEM customers, on April 14, 2005, the Company acquired from Infineon Technologies North America Corp. (“Infineon”) a significant part of Infineon’s Optical Networking (“ON”) Business Unit, including assets relating to the multi-rate TDM framer products, Fiber Channel over SONET/SDH, and Resilient Packet Ring (“RPR”), as well as certain intellectual property for Data over SONET products.

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

The Company’s OEM customers include, among others, Adtran Inc. (“Adtran”), Alcatel, Cisco Systems Inc. (“Cisco”), Digi International, Inc. (“Digi International”), Fujitsu Limited (“Fujitsu”), Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD. (“Huawei”), ITT Industries, Inc. (“ITT”), Lucent Technologies, Inc. (“Lucent”), Marconi Corporation Plc (“Marconi”), Mitsubishi Electronic Corporation of Japan (“Mitsubishi Electronics”), NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Plantronics, Inc. (“Plantronics”), Siemens A.G. (“Siemens”), and Tellabs, Inc. (“Tellabs”). For the three and nine months ended December 31, 2005, Alcatel represented 11% and 12%, respectively, of net sales. For the three and nine months ended December 31, 2004, no one OEM customer accounted for 10% or greater of the Company’s net sales.

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

The Company’s international sales represented 50.9% and 50.7%, of net sales for the three and nine months ended December 31, 2005, respectively, as compared to 51.1% and 52.7% for the same periods a year ago. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Foreign subsidiaries’ expenses associated with such sales expose the Company to fluctuations in currency exchange rates because the Company’s foreign subsidiaries’ expenses are denominated in local currency while its sales are denominated in United States dollars. Although international sales within certain countries or international sales comprised of certain products may subject the Company to tariffs, the Company’s profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on the Company’s sales to domestic customers. The Company’s operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect the Company’s future profitability, as described below in “Risk Factors”.

Financial Outlook for Fiscal Year 2006

The Company believes that near term market trends are consistent with gradual improvement in end demand and inventories at OEM customers and distributors appear to be in balance. Therefore, the Company believes that it should be able to grow its revenue in line with end demand. The Company’s revenue growth over fiscal year 2005 has been driven by sales of acquired SONET products and increased sales from its network and transmission and serial communications products. The Company believes the contribution of the SONET product acquired in the ON transaction will be accretive to earnings in fiscal year 2006.

Alcatel is a significant customer; therefore fluctuations in demand for its product could cause volatility in the Company’s revenue. In addition, the Company completed final shipments of an older custom product line during the third quarter of fiscal year 2006. The Company anticipates that revenue for the fourth quarter of fiscal year 2006 will be similar to that reported for the third quarter of fiscal year 2006.

In the near term, while booking trends support growth in revenue, the Company continues to operate in an environment of limited visibility and customers continue to place orders with short manufacturing lead-times, thereby resulting in a high percentage of orders being placed and shipped in the same quarter. Looking forward to the medium to long term, the Company believes that broadband connectivity will grow and that carriers will increase their capital spending in both wire-line and wireless areas.

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

Results of Operations

For the periods indicated, the following table shows certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes thereto.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales:
Product cost of sales	31.1	33.5	31.6	32.5
Amortization of purchased intangible assets	1.4	—	1.4	—

Total cost of sales	32.5	33.5	33.0	32.5

Gross profit	67.5	66.5	67.0	67.5

Operating expenses:
Research and development	36.3	40.0	37.3	37.4
Selling, general and administrative	30.5	37.5	32.0	35.5

Total operating expenses	66.8	77.5	69.3	72.9
Gain on legal settlement	—	—	—	2.8

Income (loss) from operations	0.7	(11.0)	(2.3)	(2.6)

Interest income and other, net
Interest income and other, net	17.0	17.3	18.5	13.3
Other than temporary loss on	(7.1)	—	(2.4)	—

Total other income, net	9.9	17.3	16.1	13.3
Income before income taxes	10.6	6.3	13.8	10.7
Provision for income taxes	4.1	—	3.8	1.5

Net income	6.5%	6.3%	10.0%	9.2%

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

The following table shows product line net sales in absolute dollars and as a percentage of net sales for the periods indicated (in thousands).

	Three Months Ended			Nine Months Ended
	December 31		Variance	December 31		Variance
	2005	2004	Dollars	2005	2004	Dollars
Net sales:
Communications	$16,291	$12,013	$4,278	$47,146	$39,798	$7,348
Percentage of Net Sales	95.8%	90.7%		95.3%	91.0%
Video, Imaging and Other	$718	$1,232	$(514)	$2,303	$3,915	$(1,612)
Percentage of Net Sales	4.2%	9.3%		4.7%	9.0%

Total	$17,009	$13,245	$3,764	$49,449	$43,713	$5,736

Sales by Product Line

Communications

Communications net sales for the three and nine months ended December 31, 2005 increased 35.6% and 18.5%, respectively, compared to the same periods a year ago.

Net sales in the network and transmission market for the three months and nine months ended December 31, 2005 increased by $2.7 million, or 72.3%, and $5.0 million, or 39.4%, respectively, compared to the same periods a year ago. The increase resulted from sales of SONET product acquired in the ON transaction and increased sales volumes in T/E products partially offset by price erosion on a limited number of T/E and SONET products.

Net sales in the serial communications market for the three and nine months ended December 31, 2005 increased by $1.6 million, or 19.6%, and $2.3 million, or 8.7%, respectively, compared to the same periods a year ago. The increase resulted from increased sales volume of UART products and shipments of discontinued legacy products partially offset by price erosion on a limited number of UART products.

Video, Imaging and Other

The decline in video, imaging and other products sales during the three and nine months ended December 31, 2005, reflects reduced shipments to Hewlett-Packard and the completion of a customer’s older program.

For the three and nine months ended December 31, 2005, Alcatel represented 11% and 12%, respectively, of the Company’s net sales. For the three and nine months ended December 31, 2004, no one OEM customer accounted for 10% or greater of the Company’s net sales.

Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		Variance	December 31,		Variance
	2005	2004	Dollars	2005	2004	Dollars
Distributor	$6,191	$4,540	$1,651	$19,675	$15,123	$4,552
Percentage of Net Sales	36.4%	34.3%		39.8%	34.6%
OEM	$10,818	$8,705	$2,113	$29,774	$28,590	$1,184
Percentage of Net Sales	63.6%	65.7%		60.2%	65.4%

Net sales to the Company’s primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”) for the three and nine months ended December 31, 2005, increased 36.4% and 30.1%, respectively, compared to the same periods a year ago. The increases resulted from increased sales volume to a number of communications customers.

Net sales to OEMs and their subcontract manufacturers for the three and nine months ended December 31, 2005 increased 24.3% and 4.1%, respectively, compared to the same periods a year ago. The increases were due to sales of the SONET product acquired in the ON transaction partially offset by a decline in sales volume of UART and video, imaging and other products and by price erosion on a limited number of UART and T/E products.

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended December 31,		Variance	Nine Months Ended December 31,		Variance
	2005	2004	Dollars	2005	2004	Dollars
United States	$8,343	$6,472	$1,871	$24,389	$20,670	$3,719
Percentage of Net Sales	49.1%	48.9%		49.3%	47.3%
International	$8,666	$6,773	$1,893	$25,060	$23,043	$2,017
Percentage of Net Sales	50.9%	51.1%		50.7%	52.7%

The growth in United States net sales was attributable to the net sales growth in the distribution channel noted above. The growth in international net sales resulted from sales of the SONET product acquired in the ON transaction partially offset by decreased sales of video, imaging and other products.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended December 31,		Variance	Nine Months Ended December 31,		Variance
	2005	2004	Dollars	2005	2004	Dollars
Gross Profit	$11,489	$8,804	$2,685	$33,135	$29,494	$3,641
Percentage of Net Sales	67.5%	66.5%		67.0%	67.5%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, testing, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with the ON acquisition; and

•	provisions for excess and obsolete inventory.

The increase in gross profit as a percentage of net sales for the three months ended December 31, 2005 as compared to the same period a year ago was primarily due to increased sales volume and the associated improvement in manufacturing efficiencies partially offset by the amortization of purchased intangible assets associated with the ON acquisition. The decrease in gross profit as a percentage of net sales for nine months ended December 31, 2005 as compared to the same period a year ago was primarily due to the amortization of purchased intangible assets and the sales of the acquired SONET product which is sold at a lower gross margin than other communications products. This decrease was partially offset by the continued product mix shift from lower margin video, imaging and other products to higher margin communications products and a reduced provision for excess and obsolete inventory.

The future amortization of purchased intangible assets associated with the ON acquisition of $0.24 million per quarter will continue to affect gross profit through fiscal year 2012. The Company anticipates that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, competitive pricing, increased testing costs associated with the SONET product acquired in the ON transaction, changes in product mix, future amortization of any additional licensed technology and other factors.

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended December 31,		Variance	Nine Months Ended December 31,		Variance
	2005	2004	Dollars	2005	2004	Dollars
Total Research and Development	$6,178	$5,304	$874	$18,432	$16,334	$2,098
Percentage of Net Sales	36.3%	40.0%		37.3%	37.4%

Research and development expenses consist primarily of:

•	the salaries and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, mask costs, supplies and services, and use of in-house test equipment and

•	facility expenses.

The increase in R&D expenses for the three and nine months ended December 31, 2005 as compared to the same periods a year ago, resulted from increases in labor-related expense associated with the ON acquisition of approximately $0.3 million and $0.9 million, respectively, mask tooling costs, and increased depreciation and maintenance associated with purchases of new engineering design software and lab equipment and legal fees associated with patent applications.

The Company believes that technological innovation is critical to its long-term success, and it intends to continue to invest in R&D to enhance its product offerings to meet the current and future technological requirements of its customers and markets. Some aspects of the Company’s R&D efforts require significant short-term expenditures, such as mask tooling for advanced technology products, the timing of which may cause significant fluctuations in the Company’s R&D expenses. The Company believes that R&D expenses in the current fiscal year will likely increase in absolute dollars over last fiscal year due to increased costs associated with the ON business, the higher development costs of tooling products at 0.18u/0.13u technologies and more complex packaging technologies. However, R&D expenses may decline as a percentage of net sales to the extent that net sales growth exceeds expected increases in R&D expenditures.

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended December 31,		Variance	Nine Months Ended December 31,		Variance
	2005	2004	Dollars	2005	2004	Dollars
Total SG&A	$5,187	$4,962	$225	$15,816	$15,524	$292
Percentage of net sales	30.5%	37.5%		32.0%	35.5%

Selling, General and Administrative expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional fees; and

•	facility expenses.

The increase in SG&A expenses for the three months ended December 31, 2005 as compared to the same period a year ago were primarily due to costs related to the Company’s proxy solicitation efforts in connection with its 2005 Annual Meeting of Stockholders of $0.2 million, higher audit fees and energy costs partially offset by lower labor-related costs. The increase in SG&A expenses for the nine months ended December 31, 2005 as compared to the same period a year ago were primarily due to costs related to the Company’s proxy solicitation efforts of $0.9 million partially offset by lower labor-related costs, insurance premiums and consulting fees to comply with Sarbanes-Oxley internal control regulations. Additionally, SG&A expenses in the nine months ended December 31, 2004 reflects the Company’s recovery of legal fees of $0.7 million in connection with a settlement agreement.

SG&A expenses may vary both in absolute dollars and as a percentage of net sales due to sales commissions, audit fees, litigation costs and costs of any corporate governance or other activity under or at the direction of the Board of Directors. In the short term, many of the SG&A expenses are fixed, however, the Company expects SG&A expense to fluctuate with litigation costs and the timing of employer payroll taxes.

Interest Income and Other, Net

The following table shows other income, net in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended December 31,		Variance	Nine Months Ended December 31,		Variance
	2005	2004	Dollars	2005	2004	Dollars
Other income, net	$2,902	$2,296	$606	$9,136	$5,835	$3,301
Percentage of Net Sales	17.1%	17.3%		18.5%	13.3%

Interest Income and Other, Net primarily consists of:

•	interest income; and

•	realized gains on marketable securities.

The increase in interest income and other, net during the three and nine months ended December 31, 2005 as compared to the same periods a year ago was due to higher interest earned on cash and cash equivalents and short-term marketable securities as a result of increasing market interest rates partially offset by lower cash equivalents and marketable securities due to the $120.8 million required to complete the Company’s Modified “Dutch Auction” Self Tender Offer in the second quarter of fiscal 2006.

Other Than Temporary Loss on Long-Term Investments

In December 2005, the Company assessed the value of certain discontinued companies and the remaining portfolio companies within the TechFarm Fund. The Company believed that these changes permanently impaired the carrying value of its investment in the TechFarm Fund. As a result, Exar recorded an impairment charge against its earnings of $1.2 million, thereby reducing its carrying value in the TechFarm Fund to $0.6 million.

Gain on Legal Settlement

During the nine months ended December 31, 2004, the Company recorded a gain on legal settlement of $1.2 million arising from its entry into a settlement agreement.

Provision for Income Taxes

The Company’s estimated annual effective tax rate for fiscal year 2006 is 27%, up from the 15% rate for fiscal year 2005. This increase is primarily the result of higher pre-tax book income, less income from tax-favorable investments and lower utilization of acquired-company losses. The tax rate for income taxes for the three and nine months ended December 31, 2005 differed from the statutory federal tax rate of 35% principally due to R&D credits, acquired-company NOL utilizations and the non-recognition of a tax benefit for the $1.2 million asset impairment charge for TechFarm Ventures, due to the uncertainty surrounding whether the Company will have future capital gains to offset this capital loss, which were partially offset by state income taxes.

Liquidity and Capital Resources

The Company does not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, the Company is not a party to any derivative contracts, nor does it have any synthetic leases. At December 31, 2005, the Company had no foreign currency contracts outstanding.

The Company’s principal sources of liquidity in the nine months ended December 31, 2005 were cash and cash equivalents and short-term marketable securities, which, in the aggregate, decreased by $125.6 million to $320.6 million at December 31, 2005 from $446.3 million at March 31, 2005. Cash and cash equivalents decreased by $81.5 million during the nine months ended December 31, 2005 resulting primarily from net cash used in investing activities of $117.8 million partially offset by net cash provided by investing activities of $28.4 million.

The Company generated net cash flows from operating activities of $7.7 million and $6.7 million during the nine month periods ended December 31, 2005 and 2004, respectively. For the nine months ended December 31, 2005, net cash from operating activities resulted from net income of $4.9 million and $5.8 million in non-cash charges for depreciation and amortization expense, an impairment charge and the provision for sales returns and allowances and an increase in income taxes payable of $1.5 million. These sources of cash were partially offset by increases in accounts receivable and inventories of $2.6 million and $1.2 million, respectively.

Net cash provided by investing activities totaled $28.4 million during the nine months ended December 31, 2005 as compared to net cash used in investing activities of $6.8 million in the nine months ended December 31, 2004. During the nine months ended December 31, 2005, the Company’s investing activities included proceeds from the maturities of $89.2 million of short-term marketable securities partially offset by purchases of $44.6 million in short-term marketable securities, $11.4 million for the purchase of assets in the ON acquisition, and purchases of property, plant and equipment of $4.7 million. During the nine months ended December 31, 2004, the Company’s investing activities included net purchase activity of short-term marketable securities of $4.1 million and $2.3 million in purchases of property, plant and equipment.

As of December 31, 2005, the Company had funded $2.7 million of its $5.0 million committed capital in the Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”). The Company is obligated to contribute its remaining committed capital of approximately $2.3 million by June 18, 2007 as requested by the Skypoint Fund’s General Partner per the limited partnership agreement with the Skypoint Fund. To meet its capital commitment to the Skypoint Fund, the Company may need to use its existing cash, cash equivalents and/or short-term marketable securities.

Net cash used in financing activities totaled $117.8 million in the nine months ended December 31, 2005, primarily due to the repurchase of $120.8 million in common stock and associated costs of completing the Company’s Modified “Dutch Auction” Self Tender Offer and the repurchase of 270,000 shares of Exar’s common stock for $3.6 million under the stock repurchase program authorized in March 2001. This was partially offset by the proceeds of $6.6 million from the issuance of shares of common stock, representing proceeds from the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan. During the nine months ended December 31, 2004 net cash provided by financing activities was $2.3 million, reflecting $6.0 million of proceeds from the issuance of shares of common stock upon the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan partially offset by $3.6 million in stock repurchases by the Company.

To date, inflation has not had a significant impact on the Company’s operating results.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from the Company’s stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. During the nine months ended December 31, 2005, the Company acquired 270,000 shares of its common stock for $3.6 million. At December 31, 2005, the Company had $28.1 million remaining under the currently authorized $40.0 million stock repurchase program. In the future, the Company will, from to time to time, utilize the stock repurchase program to acquire additional shares of its outstanding common stock, which would reduce cash, cash equivalents and/or short-term marketable securities available to fund future operations and meet other liquidity requirements.

The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash balances and the sale of short-term marketable securities. The combination and the sources of capital will be determined by management based on the Company’s then current needs and the prevailing market conditions. The Company believes that its cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy its working capital requirements, capital equipment acquisition, and share repurchase needs for at least the next twelve months. From time to time, the Company evaluates potential business arrangements and equity investments complementary to its design expertise and to accelerate various strategic initiatives. If the Company pursues or positions itself to pursue these transactions, the Company may seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt could result in dilution to the Company’s stockholders.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require the Company to measure the cost of the Company’s employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for annual fiscal periods beginning after June 15, 2005. The Company, therefore, is required to implement the standard as of April 1, 2006.

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

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ) will replace the guidance set forth in paragraphs 10-18 of EITF No. 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC SAB No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS No. 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS No. 115-1 will be effective April 1, 2006 for other-than-temporary impairment analysis conducted by the Company. The Company does not believe the adoption of FSP FAS No. 115-1 will have a significant impact on its consolidated results of operations or financial position.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, and an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the standard as of April 1, 2006. The Company is currently assessing the impact but does not expect the adoption of SFAS 151 to have a significant impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

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

The Company continues to focus a significant portion of its research and sales resources on the communications market with the expectation that the communications sector will grow over the long term. Given the Company’s dependence on the communications market to support revenue growth, the Company must continue to generate additional sales from this market by successfully introducing new products and securing design wins for them or by gaining market share. If the Company is unable to generate increased revenue from its communications products or its revenue from these products declines, the Company’s business, financial condition, and results of operations will be materially and adversely impacted.

THE UNCERTAINTY IN THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATIONS EQUIPMENT MARKET, MAY CONTINUE TO MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Periodic declines or fluctuations in corporate profits, lower capital equipment spending, the impact of the conflicts throughout the world, terrorist acts, natural disasters, the outbreak of communicable diseases such as the Avian Flu and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. The Company’s revenue and profitability has generally followed the modest recovery of the communications equipment industry. This modest recovery has affected carrier capital equipment spending, which in turn has affected the demand for the Company’s customers’ products, thus affecting the Company’s revenues and profitability. Communications service providers continue to experience consolidation in their industry. Although there currently appears to be positive signs for growth, further delay or reduction in anticipated communications equipment spending levels may adversely affect the Company’s business, financial condition and results of operations.

The Company is unable to predict the timing, strength or duration of the communications market recovery. If the sector does not continue to recover measurably, or declines, the Company’s business, financial condition and results of operations may be materially and adversely impacted.

IF THE COMPANY FAILS TO DEVELOP AND INTRODUCE NEW PRODUCTS IN ITS CORE OR NEW MARKETS THAT MEET EVOLVING MARKET NEEDS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for the Company’s products are characterized by:

•	changing technologies;

•	moderate to slow growth;

•	competitive solutions;

•	frequent product introductions and enhancements;

•	increasing functional integration;

•	increasing price pressure;

•	capital equipment spending levels and/or deployment;

•	evolving and competing industry standards;

•	changing customer requirements;

•	changing competitive landscape (consolidation, financial conditions);

•	long design-to-production cycles; and/or

•	increasing costs of product development.

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

The process of developing and supporting new products is complex, expensive and uncertain, and if the Company fails to accurately understand its customers’ changing needs and emerging technological trends, the Company’s business may be harmed. The Company cannot assure that it will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by its competitors. In addition, the Company may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. The Company’s pursuit of necessary technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may harm the Company’s business, financial condition and results of operations.

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

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.

The Company’s financial results may fluctuate significantly. Some of the factors that affect the Company’s financial results, many of which are difficult or impossible to control or predict, are:

•	the Company’s difficulty predicting revenues due to limited visibility provided by customers and channel partners coupled with a high number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by the Company’s customers and channel partners;

•	volatility of demand for equipment sold by the Company’s large customers, which in turn, introduces demand volatility for the Company’s products;

•	dependency on a single product with a single customer;

•	temporary disruption in customer demand as they change or modify their complex subcontract manufacturing supply chain;

•	changes in sales and implementation cycles for the Company’s products;

•	the Company’s or its channel partners’ ability to maintain adequate inventory levels;

•	the Company’s difficulty in ordering the correct mix of products from suppliers, whose lead time continue to grow, may be greater than the time span of visibility provided by customers;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by the Company from its foundries and suppliers;

•	discontinuance of wafer fabrication or packaging technologies by the Company’s suppliers;

•	if wafer fabrications or packaging and test suppliers discontinue or experience extended disruption of supply, the Company may incur increased costs to obtain alternative suppliers or investment in inventory to meet continuity of supply obligations to customers;

•	temporary disruptions in the Company’s or its customers’ supply chain due to natural disaster, fire, outbreak of communicable diseases such as the Avian Flu, or labor disputes;

•	fluctuations in the manufacturing output, yield capabilities, and capacity of the Company’s suppliers;

•	fluctuation in suppliers’ capacity due to reorganization or shift in business focus;
•	problems, costs, or delays that the Company may face in shifting its products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the ability of the Company’s suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that the Company’s customers purchase;

•	the Company’s ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	risks associated with entering new markets should the Company decide to do so;

•	the announcement or introduction of products by the Company’s competitors;

•	loss of market share by the Company’s customers;

•	competitive pressures on selling prices or product availability;

•	increased competition in new markets the Company may enter;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	increase in manufacturing costs;

•	increase in mask tooling costs associated with advanced technologies;

•	the amount and timing of the Company’s investment in research and development;

•	market and/or customer acceptance of the Company’s products;

•	consolidation among the Company’s competitors, its customers and/or its customers’ customers;

•	changes in the Company’s customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	costs and business disruptions associated with shareholder or regulatory issues;

•	management of customer and/or channel inventory;

•	the inability of the Company’s customers to obtain components from their other suppliers;

•	disruption in the sales or distribution channels;

•	the timing and amount of employer payroll tax to be paid on the Company’s employees’ gains on stock options exercised;

•	increasing costs and time associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the future requirement to record expenses for employee stock option grants;

•	fluctuations in interest rates and/or market values of the Company’s marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against the Company; and/or

•	legislators’ desire or ability to renew favorable tax legislation in a timely manner, which may subject the Company’s tax provision to volatility.

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

The Company has undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include, among others:

•	the possibility that the Company may not receive a favorable return on its investment or incur losses from its investment, or the original investment may become impaired;

•	failure to satisfy the strategic objectives;

•	the Company’s assumption of known or unknown liabilities or other unanticipated events or circumstances; and/or

•	the diversion of management’s attention from normal daily operations of the business.

Additional risks involved with acquisitions include, among others:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulty in supporting acquired products or technologies;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain key personnel;

•	unexpected capital equipment outlays and related expenses;

•	difficulties in entering markets in which the Company has limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute the Company’s current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to periodic impairment testing and potential impairment charges against the Company’s future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and/or

•	becoming subject to litigation.

Risks involved with strategic equity investments include, among others:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that the Company may not receive a favorable return on its investments or incur losses from these investments, or the original investment may become impaired;

•	a change or poorly executed strategic plan; and/or

•	the opportunity cost associated with committing capital in such investments.

The Company cannot assure that it will be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any delays or other such operations or financial problems could adversely impact the Company’s business, financial condition and results of operations.

COMPETITION IN THE MARKETS IN WHICH THE COMPANY PARTICIPATES MAY MAKE IT MORE DIFFICULT FOR THE COMPANY TO BE SUCCESSFUL.

The Company competes against an established group of semiconductor companies that focus on similar markets. These competitors include Applied Micro Circuits Corporation, Integrated Device Technology Inc., Mindspeed Technologies Inc., PMC Sierra Inc., Royal Philips Electronics, Texas Instruments Incorporated, TranSwitch Corporation, Vitesse Semiconductor Corporation and Wolfson Microelectronics LTD. Additionally, the Company is facing competition from other established companies and start-up businesses that seek to enter the markets in which the Company participates.

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

IF THE COMPANY’S FOUNDRIES DISCONTINUE OR LIMIT THE AVAILABILITY OF THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY’S DEMANDS OR ARE UNABLE TO PROVIDE THE TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY’S PRODUCTS, THE COMPANY MAY FACE PRODUCTION DELAYS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company depends on independent subcontractors in Asia for all of the assembly and the majority of the testing of its products. The Company’s reliance on these subcontractors involves the following risks:

•	the Company’s reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of the Company’s subcontractors;

•	long term financial stability of the Company’s subcontractors and their ability to invest in new capabilities and equipment;

•	disruption of services due to the outbreak of communicable diseases such as the Avian Flu, acts of terrorism, natural disasters, labor disputes, or civil unrest;

•	disruption of manufacturing or test services due to relocation of subcontractor manufacturing facilities;

•	failure of the Company’s subcontractors to obtain the raw materials and equipment;

•	entry into “take-or-pay” agreements;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	reallocation or limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of the Company’s products;

•	limited warranties from the subcontractors for products assembled and tested for the Company;

•	the possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by the Company and the possible inability to obtain an alternate source to supply the package;

•	potential increases in assembly and test costs; and/or

•	the third party subcontractors abilities to transition to smaller package types and to new package compositions.

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

The Company uses semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture the majority of its products. The Company’s dependence on these subcontractors involves the following risks:

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters or outbreak of communicable diseases such as the Avian Flu;

•	disruption of transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or services;

•	changes in tax laws, tariffs and freight rates; and/or

•	compliance with local or international regulatory requirements.

These risks may lead to delays in product delivery or increased costs, either of which could harm the Company’s profitability and customer relationships, thereby materially and adversely impacting the Company’s business, financial condition and results of operations.

THE COMPANY DEPENDS IN PART ON THE CONTINUED SERVICE OF ITS KEY ENGINEERING AND MANAGEMENT PERSONNEL AND ITS ABILITY TO IDENTIFY, HIRE, INCENT AND RETAIN QUALIFIED PERSONNEL. IF THE COMPANY LOST KEY EMPLOYEES OR FAILED TO IDENTIFY, HIRE, INCENT AND RETAIN THESE INDIVIDUALS, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The Company’s future success depends, in part, on the continued service of its key design engineering, technical, sales, marketing and executive personnel and its ability to identify, hire, incent, and retain other qualified personnel.

In the future, the Company may not be able to continue to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the management of its business. Competition for skilled employees having specialized technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which the Company competes. Volatility or lack of positive performance in the Company’s stock price and the ability to offer options to as many or in amounts consistent with past practices, as a result of regulations regarding the expensing of options, may also adversely affect the Company’s ability to retain key employees, all of whom have been granted stock options. The failure to retain and recruit, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm the Company’s business, financial condition and results of operations.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD WILL REQUIRE THE COMPANY TO EXPENSE EQUITY COMPENSATION GIVEN TO EMPLOYEES AND WILL SIGNIFICANTLY HARM OPERATING RESULTS.

The Company historically has used stock options as a significant component of its employee compensation program in order to align employees’ interests with the interests of the Company’s stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives, which will have a significant impact on the Company’s results of operations. The Company is required to implement the standard as of April 1, 2006. By causing the Company to incur significantly increased compensation costs, this accounting change will reduce the Company’s reported earnings.

THE COMPANY’S RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN ITS OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales accounted for 50.7% and 52.7% of net sales for the nine months ended December 31, 2005 and December 31, 2004, respectively. International sales will likely continue to account for a significant portion of the Company’s revenues, which would subject the Company to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export or import licenses;

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters;

•	disruptions to customer operations due to the outbreak of communicable diseases such as the Avian Flu;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing sales channel partners;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties; and/or

•	potentially adverse tax consequences.

In addition, because sales of the Company’s products have been denominated primarily in United States dollars, increases in the value of the United States dollar could increase the relative price of the Company’s products such that they become more expensive to customers in the local currency of a particular country. Increases in the value of the United States dollar could also evoke customers to apply pricing pressures on the Company’s products. Increased international activity in the future may result in increased foreign currency denominated sales. Furthermore, because some of the Company’s customers’ purchase orders and agreements are governed by foreign laws, the Company may be limited in its ability, or it may be too costly for the Company, to enforce its rights under these agreements and to collect damages, if awarded.

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

The Company sells many of its products through two non-exclusive distributors and numerous sales representatives. The Company’s non-exclusive distributors and sales representatives may carry the Company’s competitors’ products, which could adversely impact or limit the sales of the Company’s products. Additionally, they could reduce or discontinue sales of the Company’s products or may not devote the resources necessary to sell the Company’s products in the volumes and within the time frames that the Company expects. Moreover, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. The Company believes that its success will continue to depend on these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell the Company’s products, the Company’s business, financial condition and results of operations could be adversely affected.

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

THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM THE COMPANY’S COMPETITIVE POSITION.

The Company’s ability to compete is affected by its ability to protect its intellectual property rights. The Company relies on a combination of patents, trademarks, copyrights, mask work registrations, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect its intellectual property rights. Despite these efforts, the Company may be unable to protect its proprietary information. Such intellectual property rights may not be recognized or if recognized, it may not be commercially feasible to enforce. Moreover, the Company cannot be certain that its competitors will not independently develop technology that is substantially similar or superior to the Company’s technology.

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

THE COMPANY’S STOCK PRICE IS VOLATILE.

The market price of the Company’s common stock has fluctuated significantly to date. In the future, the market price of its common stock could be subject to significant fluctuations due to:

•	the Company’s anticipated or actual operating results;

•	announcements or introductions of new products by the Company or its competitors;

•	technological innovations by the Company or its competitors;

•	product delays or setbacks by the Company, its customers or its competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of the Company’s performance by securities analysts;

•	decreases in the value of its investments, thereby requiring an asset impairment charge against earnings;

•	the Company’s repurchasing shares of its common stock;

•	announcements of merger or acquisition transactions;

•	the impact of expensing stock options; and /or

•	general global economic and market conditions.

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

If the Company’s foreign operations forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. For the three and nine months ended December 31, 2005, the Company did not have significant foreign currency denominated net assets or net liabilities, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 31, 2005, short-term investments consisted of government and corporate securities of $143.8 million. The Company did not have long-term investments at December 31, 2005. At December 31, 2005, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $1.3 million, before the effect of income taxes.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. initiated a lawsuit against Exar Corporation in San Diego Superior Court. In its first and second amended complaints, Ericsson asserts causes of action for negligence, strict product liability, and unfair competition against Exar. Through its complaint, Ericsson seeks unspecified monetary damages and unspecified injunctive relief. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, a former customer of Exar to whom Exar sold untested semi-custom wafers. Exar answered Ericsson’s Second Amended Complaint on March 21, 2005. The Court has set a trial date of September 29, 2006 and discovery is continuing. Exar disputes the allegations in Ericsson’s first and second amended complaints and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Ericsson will result in liability. As of the date of this Report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

On April 15, 2005, Vicor filed a cross-complaint against Exar in San Diego Superior Court. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, Exar filed a demurrer to all but one of the indemnity causes of action in Vicor’s Cross-Complaint. On June 17, 2005, the San Diego Superior Court sustained Exar’s demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. Exar answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is scheduled for September 29, 2006. Exar disputes the allegations in Vicor’s cross-complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this Report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

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

On March 17, 2005, Vicor filed a cross-complaint against Exar and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that Exar sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that Exar sold it integrated circuits that were defective, that failed to meet agreed-upon specifications, and that Exar intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from Exar. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from Exar for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego case discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against Exar for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, Exar filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara Superior Court sustained Exar’s demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between Exar and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that Exar was obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. No trial date has been set in the matter. Exar disputes the allegations in Vicor’s cross-

complaint and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Vicor will result in liability. As of the date of this Report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
through 9/30/2005	—	—	8,097,110	$30,344
10/1/05 - 10/31/05	—	—	—
11/1/05 - 11/30/05	170,000	$13.24	170,000	$28,094
12/1/05 - 12/31/05	—	—	—

Totals	170,000	$13.24	8,267,110	$28,094

(1)	In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of Exar’s common stock. In the future, the Company may make additional purchases of its common stock under its stock repurchase program, which would reduce cash, cash equivalents and/or short-term marketable securities available to fund future operations and meet other liquidity requirements.

On July 25, 2005, the Company commenced a Modified “Dutch Auction” Self Tender Offer to acquire up to 7,500,000 (including the Company’s authorized over-allotment) shares of its common stock at a purchase price of not greater than $17.00 nor less than $15.00 per share, reserving the right to purchase up to an additional 2% of the Company’s outstanding shares. Such offer expired on August 23, 2005. In connection with such tender offer, the Company repurchased 7,500,000 shares (including the Company’s authorized over-allotment) of its common stock at a purchase price of $16.00 per share, resulting in aggregate payments of $120.0 million plus costs of approximately $809,000.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the current Report on Form 10-Q for the quarter ended December 31, 2005 are as follows:

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

EXAR CORPORATION (Registrant)

February 7, 2006	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian) Chief Executive Officer, President, and Director (Principal Executive Officer)

February 7, 2006	By:	/s/ RONALD W. GUIRE
(Ronald W. Guire) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)