Form 10-K/A
period 2004-03-31
EXAR CORP
filed 2006-05-02
CIK 753568

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

COMMON STOCK

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

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

EXPLANATORY NOTE

This Amendment No. 1 to Exar Corporation’s Annual Report on Form 10-K for the fiscal year ending March 31, 2004 (the “Annual Report”) is being filed for the sole purpose of amending Exhibits 10.16 and 10.17 (the “Exhibits”), the Fiscal 2005 Executive Incentive Compensation Program and the Fiscal 2005 Key Employee Incentive Compensation Program, respectively, in order to provide modified redactions to such Exhibits pursuant to an amended confidential treatment request submitted to the Securities and Exchange Commission.

Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend, update or change any other information contained in the Annual Report. This Amendment No. 1 does not reflect events occurring after the filing of the Annual Report. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Annual Report on June 14, 2004. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report, including any amendments to those filings.

EXAR CORPORATION (Registrant)

May 1, 2006	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian) Chief Executive Officer, President, and Director (Principal Executive Officer)

May 1, 2006	By:	/s/ RONALD W. GUIRE
(Ronald W. Guire) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.16*†	Fiscal 2005 Executive Incentive Compensation Program.

10.17*†	Fiscal 2005 Key Employee Incentive Compensation Program.

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601(B)(10) of Regulation S-K.
†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.