Form 10-K/A
period 2006-03-31
EXAR CORP
filed 2006-07-27
CIK 753568

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2005 was $494,074,109 based on the last sales price reported for such date as reported on The NASDAQ Global Market.

The number of shares outstanding of the Registrant’s Common Stock was 35,942,845 as of May 31, 2006, net of treasury shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, originally filed on June 12, 2006 (the “Original Filing”). The Registrant is refiling Part III to include the information required by items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding the Company’s directors is set forth below.

Name	Age	Position
Guy W. Adams (1), (3)	55	Director
Frank P. Carrubba (2)	68	Director, Chairman
Roubik Gregorian	56	Chief Executive Officer, President and Director
Richard L. Leza (1), (2)	59	Director
John S. McFarlane (1), (3)	57	Director
Juan “Oscar” Rodriguez (2), (3)	46	Director
Pete Rodriguez (2), (3)	44	Director

(1)	Member of the Audit Committee.

(2)	Member of the Corporate Governance and Nominating Committee.

(3)	Member of the Compensation Committee.

GUY W. ADAMS

Guy W. Adams, age 55, joined the Company as a Director in October 2005. Mr. Adams is the managing director of GWA Capital Partners LLC, which is the managing member of GWA Investments, LLC and the general partner of GWA Master Fund, L.P., where he has served since 2002. GWA Investments, LLC is an investment fund investing in publicly traded securities managed by GWA Capital Partners LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions. Mr. Adams earned an MBA from Harvard Business School and a B.S. in Petroleum Engineering from Louisiana State University. Mr. Adams is currently a member of the board of trustees of Mercer International Inc., where he has served since August 2003 as a result of his successful involvement in a proxy contest. From July 2001 until May 2002, Mr. Adams served as a director of Lone Star Steakhouse & Saloon, Inc. after unseating the Chief Executive Officer and Chairman of the Board in 2001 in a contested election.

FRANK P. CARRUBBA

Frank P. Carrubba, age 68, joined the Company as a Director in August 1998. Dr. Carrubba served as Executive Vice President and Chief Technical Officer of Royal Philips Electronics, headquartered in Eindhoven, The Netherlands, from 1991 to 1997. From 1982 to 1991, Dr. Carrubba was with Hewlett-Packard Company, where he was a member of the Group Management Committee and was Director of Hewlett-Packard Laboratories. Prior to joining Hewlett-Packard, he spent 22 years as a member of the technical staff at IBM Corporation’s Thomas J. Watson Research Laboratory in Yorktown Heights, New York. Dr. Carrubba was one of the original designers of the RISC Architecture, for which he was named “Inventor of the Year” by the Intellectual Property Owners in Washington, D.C. in 1992. From 1989 to November 2004, Dr. Carrubba served as a Director of Coherent, Inc., a global leader in the design, manufacture and sale of lasers. In June 2002, Dr. Carrubba was appointed Chairman of the Board of Accerra Corporation, a provider of secure online services for business communications located in Santa Rosa, California. Dr. Carrubba is also a member of the Board of Governors of the University of New Haven. He holds a B.S. in Electrical Engineering, an M.S. in Operations Management and an Honorary Ph.D. in Computer Engineering from the University of New Haven.

ROUBIK GREGORIAN

Roubik Gregorian, age 56, joined the Company in 1995 as President, Startech Division, when the Company acquired Startech Semiconductor, Inc., where he served as President. During Dr. Gregorian’s tenure at the Company, he was appointed Chief Technology Officer and Vice President of the Communications Division in 1996 and Chief Technology Officer, Senior Vice President/General Manager, Communications Division, in 1998. Dr. Gregorian was promoted to Executive Vice President/General Manager, Communications Division in 2002 and to Chief Operating Officer in 2003. Dr. Gregorian served as the Company’s acting President and Chief Executive Officer from September 2004 to February 2005, when he was appointed to his current position of President and Chief Executive Officer. Dr. Gregorian has been a Director of the Company since March 2005. From 1983 to 1994, Dr. Gregorian served as Vice President of Research and Development and Chief Technology Officer for Sierra Semiconductor where he directed the company’s product strategy and product development activities including the data communications and graphic products which were instrumental in taking the company public in 1991. From 1977 to 1983, Dr. Gregorian was manager of analog and telecommunications products at American Microsystems where he received several patent awards including one for developing the industry’s first PCM CODEC. Dr. Gregorian has been issued 27 patents, authored two textbooks and 45 technical articles. He received his M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as a M.Sc. from Tehran University in Electrical Engineering.

RICHARD L. LEZA, SR.

Richard L. Leza, Sr., age 59, joined the Company as a Director in October 2005. Mr. Leza is the founder, Chairman and Chief Executive Officer of AI Research Corporation, an early stage venture capital firm specializing in the areas of business-to-business software, information technology, medical devices and medical analytical software applications. Mr. Leza has served in such position, which is his principal occupation and employment, since 1988. He is also the Co-Founder, past Chairman and past President of Hispanic-Net, a non-profit organization dedicated to creating a network of successful Hispanics that will improve and enhance Hispanic business and investment opportunities in technology. From 1998 to 2001, Mr. Leza was the Co-Founder, Chairman and Chief Executive Officer of CastaLink, Inc., a provider of a web-based supply chain collaboration solution which provided business process automation and real-time access to mission critical information among enterprises, their customers and suppliers. From 1997 to 1999, Mr. Leza served as co-founder, Chairman and Chief Executive Officer of NucleoTech Corporation, an application software company focused on developing, integrating and marketing a family of digital image-driven analytical DNA software solutions. From 1982 to 1988, he was co-founder, Chairman and Chief Executive Officer of RMC Group, Inc., which provided management and research services for public and private technology companies. Mr. Leza is a Board member of the Stanford Graduate School of Business Advisory Counsel and a three time member of Hispanic Business Magazines’ top 100 influential Hispanics in the United States. He is also a 2004 Telemundo Hispanic Business Salute Honoree and the recipient of the 2003 Rainbow/PUSH Coalition TrailBlazer Award. He is the author of various publications, writing on topics such as exporting, venture capital and developing business plans. Mr. Leza earned an MBA from Stanford University Graduate School of Business and a B.S. in Civil Engineering from New Mexico State University.

JOHN S. MCFARLANE

John S. McFarlane, age 57, joined the Company as a Director in January 2004. He is currently self-employed as a private investor and has served as a Director of Pitney Bowes, a provider of mailstream solutions, since October 2000. From February 2004 to February 2005, Mr. McFarlane was the Chairman and Chief Executive Officer of Ascendent Systems, a private communications software company. From March 2001 to April 2002, Mr. McFarlane was President and Chief Executive Officer of Nexsi Systems, a provider of high-performance Internet security and traffic management systems. Nexsi Systems filed for chapter 7 bankruptcy protection on May 17, 2002, and the technology was sold to Juniper Networks. From May 1997 to March 2001, Mr. McFarlane held senior executive positions, including President of the Service Provider business and President of the software division, at Sun Microsystems, Inc., a network computing product and service company. Prior to Sun, he spent over 17 years at Northern Telecom and Bell Northern Research. Mr. McFarlane holds a B.Sc. and an MBA from the University of Toronto.

JUAN “OSCAR” RODRIGUEZ

Oscar Rodriguez, age 46, joined the Company as a Director in September 2005. Mr. Rodriguez has held the position of Vice President for the Carrier Ethernet Solutions business at Lucent Technologies, which designs and delivers the systems, services and software that drive communications networks, since April 2006. From August 2003 until the acquisition of Riverstone Networks, Inc., a provider of carrier Ethernet Infrastructure solutions for business and residential communications services, in April 2006 by Lucent Technologies, Mr. Rodriguez served as Chief Executive Officer, President and a Director of Riverstone Networks. Mr. Rodriguez also held various positions at Nortel Networks Corporation, a telecommunications systems company, including as Divisional President, Enterprise solutions business, from October 2002 to August 2003;

Divisional President, Intelligent Internet business from August 2001 to October 2002; and Vice President, Portfolio & Operations from October 2000 to July 2001. Prior to that, Mr. Rodriguez served as President and Chief Operating Officer of Arris Interactive, a provider of cable MSO (Multiple Service Operator) voice and data products. He has also served in several management positions in privately-held and venture-backed companies in the communications and networking industry. Mr. Rodriguez holds a B.S. in Computer Engineering from the University of Central Florida, an MBA from the Kenan-Flagler Business School at the University of North Carolina, Chapel Hill, and a certificate in Strategic Marketing from Harvard Business School.

PETE RODRIGUEZ

Pete Rodriguez, age 44, joined the Company as a Director in October 2005. Mr. Rodriguez has nearly 20 years of engineering, sales and senior management experience in the semiconductor and electronics industry. He is currently President and CEO and a Director of Xpedion Design Systems, Inc., a private, VC-backed company focused on electronic design automation solutions for use in designing wireless communication circuits and systems, where he has served in those positions since May 2000. Prior to joining Xpedion, Mr. Rodriguez held senior management positions in sales and marketing at Escalade Corporation, which provided software for chip design, until its acquisition by Mentor Graphics. He also held senior sales management positions at LSI Logic, a semiconductor company, as well as product management and process engineering positions at Aerojet Electronics, an aerospace systems company; Teledyne Microwave, a microwave systems and sub-systems company; and Siliconix, a semiconductor company. Mr. Rodriguez holds an MBA from Pepperdine University, an MSEE from California Polytechnic University and a B.S. in chemical engineering from California Institute of Technology.

Term of Office

Directors Carrubba, Gregorian and MacFarlane are Class III Directors whose term of office expires at the 2006 Annual Meeting of Stockholders. Director O. Rodriguez is a Class I Director whose term of office expires at the 2007 Annual Meeting of Stockholders. Directors Adams, Leza and P. Rodriguez are Class II Directors whose term of office expires at the 2008 Annual Meeting of Stockholders.

There is no family relationship between any of our directors or executive officers.

Information concerning the Company’s executive officers is incorporated by reference from Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed with the SEC on June 12, 2006.

Audit Committee

The Audit Committee currently consists of three (3) Directors, Messrs. Adams, Leza and McFarlane, and Mr. Adams serves as Chairman of the Audit Committee. The Audit Committee, serving under a written charter adopted by the Board of Directors, reviews financial reports, information and other disclosures submitted by the Company to any regulatory agency or disclosed to the public, reviews the Company’s system of internal controls regarding finance and accounting and the Company’s auditing, accounting and financial reporting processes. The Audit Committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to review the reliability and integrity of the Company’s financial reporting process and internal control system; (ii) select the independent accountants and review and appraise the independent accountants’ qualifications, independence and performance; and (iii) provide the Board with such information and materials as it may deem necessary to make the Board aware of significant financial matters that require the attention of the Board. The Audit Committee held 10 meetings and did not act by written consent during the 2006 fiscal year. The Board of Directors has determined that Mr. Adams is an “audit committee financial expert” as defined by Item 401 of SEC Regulation S-K and that each member of the Audit Committee is an “independent director” as currently defined under the listing standards of The NASDAQ Global Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive Officers, Directors and greater than ten percent (10%) Stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2006, all of the Company’s Executive Officers, Directors and greater than ten percent (10%) Stockholders complied with applicable Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers and a Code of Business Conduct and Ethics that applies to all employees. The current Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers and Code of Business Conduct and Ethics are posted on the Company’s web site at: www.exar.com. Any future amendments to the Company’s Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers will also be posted to the Company’s web site.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended March 31, 2006, 2005 and 2004 compensation awarded or paid to, or earned by, the Company’s President and CEO, and its other four most highly compensated Executive Officers for the fiscal year ended March 31, 2006 (the “Named Executive Officers”):

Name and Principal Position	Year	Annual Compensation(1)		Long-Term Compensation Awards
		Salary ($)	Bonus ($)	Restricted Stock Awards ($)(2)		Securities Underlying Options (#)	All Other Compensation ($)(3)
Roubik Gregorian Chief Executive Officer, President and Director	2006 2005 2004	452,385 410,577 363,615	— — —	— 405,597 —	(4)	— 300,000 110,000	36,318 14,819 19,578	(5)
Ronald W. Guire(6) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director	2006 2005 2004	301,058 299,269 281,000	— — —	— — —		28,020 56,000 40,000	16,848 13,623 17,548	(7)
Thomas R. Melendrez General Counsel, Secretary and Senior Vice President Business Development	2006 2005 2004	243,896 236,866 225,654	— — —	— — —		46,000 40,000 40,000	13,128 9,093 12,028	(8)
Mir B. Ghaderi Vice President/General Manager, Network and Transmissions Division	2006 2005 2004	240,058 238,692 226,948	— — —	— — —		27,600 56,000 70,000	14,169 9,903 10,828	(9)
Michael Class(11) Vice President, Worldwide Sales	2006 2005 2004	221,058 219,231 195,385	— — —	— — —		18,000 56,000 32,500	15,840 12,615 17,540	(10)

(1)	As permitted by rules promulgated by the SEC, no amounts are shown for “perquisites” as such amounts for each Named Executive Officers do not exceed the lesser of 10% of the sum of such executive’s salary plus bonus or $50,000.

(2)	The following table reflects the aggregated restricted stock holdings for each of the Named Executive Officers as of the end of the 2006 fiscal year and the value of such restricted stock based on the market value of the stock on March 31, 2006 (the last day of trading for the 2006 fiscal year):

	Number of Shares of Unvested Restricted Stock at March 31, 2006	Value of Unvested Restricted Stock at March 31, 2006 ($)
Roubik Gregorian	20,000	$285,600
Ronald W. Guire	0	0
Thomas R. Melendrez	0	0
Mir B. Ghaderi	0	0
Michael Class	0	0

(3)	Includes matching contributions made by the Company on behalf of each Executive Officer to the Exar Corporation Savings Plan (“401(k) Plan”): for fiscal year 2006: Roubik Gregorian—$6,300, Ronald W. Guire—$6,300, Thomas R. Melendrez—$6,300, Mir B. Ghaderi—$6,300 and Michael Class—$6,300; for fiscal year 2005: Roubik Gregorian—$3,075, Ronald W. Guire—$3,075, Thomas R. Melendrez—$3,075, Mir B. Ghaderi—$3,075 and Michael Class—$3,075; for fiscal year 2004: Roubik Gregorian—$3,000, Ronald W. Guire—$3,000, Mr. Thomas R. Melendrez—$3,000, Mir B. Ghaderi—$3,000 and Michael Class—$3,000.

Includes auto allowances as follows: for fiscal year 2006: Roubik Gregorian—$25,830, Ronald W. Guire—$9,000, Thomas R. Melendrez—$6,000, Mir B. Ghaderi—$6,000 and Michael Class—$9,000; for fiscal year 2005: Roubik Gregorian—$9,000, Ronald W. Guire—$9,000, Thomas R. Melendrez—$6,000, Mir B. Ghaderi—$6,000 and Michael Class—$9,000; for fiscal year 2004: Roubik Gregorian—$9,000, Ronald W. Guire—$9,000, Thomas R. Melendrez—$6,000, Mir B. Ghaderi—$6,000 and Michael Class—$9,000.

Includes amounts relating to Company-paid life insurance benefits on behalf of each executive officer: for fiscal year 2006: Roubik Gregorian—$1,548, Ronald W. Guire—$1,548, Thomas R. Melendrez—$828, Mir B. Ghaderi—$994 and Michael Class—$540; for fiscal year 2005: Roubik Gregorian—$994, Ronald W. Guire—$1,548, Thomas R. Melendrez—$828, Mir. B. Ghaderi—$828 and Michael Class—$540; for fiscal year 2004: Roubik Gregorian—$828, Ronald W. Guire—$1,548, Thomas R. Melendrez—$828, Mir B. Ghaderi—$828 and Michael Class—$540.

Includes patent awards made by the Company to each of the following Executive Officers: for fiscal year 2006: Roubik Gregorian—$1,750 and Mir B. Ghaderi—$875; for fiscal year 2005: Roubik Gregorian—$1,750; for fiscal year 2004: Roubik Gregorian—$750.

Includes professional tax services made by the Company on behalf of Roubik Gregorian in fiscal year 2006 of $890.

(4)	Based on a grant of 30,000 shares of restricted stock on March 24, 2005 at a purchase price of $0.0001, which was valued at $13.52 per share based on the closing market price of the Company’s Common Stock on the date of grant. The restricted stock is scheduled to vest in annual installments during the three-year period following the date of grant and includes the right to receive dividend payments prior to vesting.

(5)	Includes amounts relating to the voluntary cancellation of options to purchase 120,000 shares of Common Stock ($0.05 per share).

(6)	Effective June 30, 2006, Ronald W. Guire retired as an officer and employee of the Company and resigned as a member of the Board of Directors. In connection with his departure, he and the Company entered into a Separation Agreement as described below.

(7)	Includes amounts relating to the voluntary cancellation of options to purchase 80,000 shares of Common Stock ($0.05 per share).

(8)	Includes amounts relating to the voluntarily cancellation of options to purchase 44,000 shares of Common Stock ($0.05 per share).

(9)	Includes amounts relating to the voluntary cancellation of options to purchase 20,000 shares of Common Stock ($0.05 per share).

(10)	Includes amounts relating to the voluntary cancellation of options to purchase 100,000 shares of Common Stock ($0.05 per share).

(11)	Mr. Class left the Company effective April 3, 2006.

Option Grants in Last Fiscal Year

In fiscal 2006, the Company granted nonqualified stock options to its Named Executive Officers under the 2000 Equity Incentive Plan, as amended and restated (the “2000 Plan”) and the 1997 Equity Incentive Plan (the “1997 Plan”). The following tables show for the fiscal year ended March 31, 2006 certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Number Of Securities Underlying Options Granted(1)	% of Total Options Granted To Employees In Fiscal Year(2)	Exercise Price ($/Sh)(3)	Expiration Date	Potential Realizable Value At Assumed Annual Rate of Stock Price Appreciation For Option Term(4)
					5% ($)	10% ($)
Roubik Gregorian	—	—	—	—	—	—
Ronald W. Guire	28,020	2.96	12.30	10/27/12	140,306	326,972
Thomas R. Melendrez	24,000	2.54	12.30	10/27/12	120,176	280,061
	22,000	2.33	15.96	7/12/12	142,896	333,009

	46,000	4.87			263,072	613,070
Mir B. Ghaderi	27,600	2.92	12.30	10/27/12	138,202	322,070
Michael Class	18,000	1.90	12.30	10/27/12	90,132	210,046

(1)	Options granted prior to October 27, 2005 vest annually for a four year period from the date of grant. Options granted after October 27, 2005 vest monthly for a one year period from the date of the grant.

(2)	Based on options to purchase an aggregate of 945,312 shares of the Company’s Common Stock granted to employees of the Company in fiscal 2006, including the Named Executive Officers.

(3)	The exercise price of the options was equal to the fair market value of the Company’s Common Stock on the date of the grant.

(4)	The potential realizable value is based on the term of the options at the time of the grant (which is generally seven years). The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised and sold on the last day of its term at the appreciated price. These amounts represent certain assumed rates of appreciation, in accordance with rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Number Of Shares Acquired On Exercise	Value Realized(1) ($)	Number Of Securities Underlying Unexercised Options At FY-End		Value Of Unexercised In-The Money Options At FY-End ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Roubik Gregorian	—	—	786,480	195,000	357,495	423,098
Ronald W. Guire	67,498	604,092	563,675	16,345	250,247	32,363
Thomas R. Melendrez	38,998	299,144	233,500	21,500	131,077	34,470
Mir B. Ghaderi	11,182	123,073	249,116	39,850	126,607	59,316
Michael Class	30,000	235,065	375,000	10,500	265,690	20,790

(1)	Represents the fair market value of the Company’s Common Stock on the date of the exercise (based on the closing sales price reported on The NASDAQ Global Market or the actual sales price if the shares were sold by the optionee simultaneously with the exercise) less the exercise price, without taking into account any taxes that may be payable in connection with the transaction.

(2)	These amounts represent the difference between the fair market value of the Company’s Common Stock on March 31, 2006 (the last trading day of the 2006 fiscal year), which was $14.28 per share, less the exercise price of “in-the-money” options.

Director Compensation

During the fiscal year ended March 31, 2006, each non-employee Director was paid an annual fee of $40,000. In addition, the Chairperson of the Audit Committee and the Chairperson of the Compensation Committee each received an additional annual fee of $10,000, and the Chairman of the Board received an additional $20,000 annual fee. Pursuant to the automatic option grant provisions of the Company’s 1996 Director Stock Option Plan (as defined below) in effect at the time of the 2005 Annual Meeting of Stockholders under, each individual who became a non-employee Director at the 2005 Annual Meeting automatically received on the date of the 2005 Annual Meeting an option to purchase 54,000 shares of Common Stock, and each continuing non-employee Director automatically received an option to purchase 22,500 shares of Common Stock. Under the same automatic option grant provisions, Mr. O. Rodriguez automatically received an option to purchase 54,000 shares of Common Stock upon his appointment to the Board. Options granted under these provisions have an exercise price per share equal to the fair market value of the Common Stock on the date the option is granted and have a term of seven years. Options granted to newly elected or appointed non-employee Directors vest in annual installments or at the next Annual Meeting, whichever is first, over the three-year period following the grant date, while options granted to continuing non-employee Directors vest in monthly installments over the one-year period following the grant date. In addition, Mr. Carrubba received an option grant for 22,500 shares under the 1996 Directors Plan and the 1997 Plan on December 16, 2005. Such option vests in monthly installments over a one-year period.

On May 25, 2006, the Board of Directors approved a new compensation program for non-employee Directors (the “Director Compensation Program”). The equity portion of the Director Compensation Program is subject to Stockholder approval of the 2006 Equity Incentive Plan, which will be submitted for Stockholder approval at the next Annual Meeting. In establishing the Director Compensation Program, the Compensation Committee and the Board of Directors engaged the services of an independent compensation specialist, Mercer Inc., and took into consideration its recommendations. The Director Compensation Program was designed to reflect current market trends in non-employee Director compensation while seeking to reduce overall compensation. Based on the information compiled by Mercer Inc. and on assumptions the Board and the Compensation Committee deem reasonable, the Board and the Compensation Committee expect that the Director Compensation Program will result in an overall decrease in compensation for non-employee Directors of up to approximately 55%, depending on the performance of the Company’s stock price.

Cash Compensation. Under the Director Compensation Program, each non-employee Director will be paid an annual cash retainer of $30,000, paid in four quarterly installments. The Chairperson of a committee of the Board will receive an additional retainer as follows: an additional $15,000 for the Audit Committee Chairperson, an additional $10,000 for the Compensation Committee Chairperson and an additional $5,000 for the Corporate Governance and Nominating Committee Chairperson. The Chairman of the Board will also receive an additional $20,000 for such service. These changes to the cash compensation portions of the current non-employee Director compensation program will be effective as of October 1, 2006.

Consistent with past practice, the Company will reimburse all Directors for certain expenses incurred in connection with their service as Directors in accordance with Company policy.

Equity Compensation. Under the Director Compensation Program, each non-employee Director will be granted a stock option to purchase 24,000 shares of Common Stock upon such Director’s initial election or appointment to the Board of Directors. Such options will generally vest annually over a period of three (3) years. Each non-employee Director will also automatically receive a restricted stock unit (“RSU”) grant of 4,500 units on the date such Director is initially elected or appointed to the Board and each continuing non-employee Director shall receive an additional grant of 4,500 RSUs on the date of each subsequent Annual Meeting of Stockholders following such initial grant. Such RSUs will vest upon the earlier of (i) one year from the grant date and (ii) the next Annual Meeting of Stockholders, and will be paid in Common Stock of the Company. The number of RSUs granted to a non-employee Director joining the Board other than at an Annual Meeting of Stockholders shall be pro-rated based on the amount of time remaining until the next Annual Meeting of Stockholders. In addition to the annual 4,500 RSU grant for all non-employee Directors, the Chairman of the Board (if a non-employee Director) shall receive annually an additional 2,250 RSUs. These changes to the equity compensation portions of the current non-employee Director compensation program will be effective as of the 2006 Annual Meeting of Stockholders, subject to Stockholder approval of the 2006 Equity Incentive Plan.

The following table sets forth a comparison of the current non-employee Director compensation program and the Director Compensation Program:

	Current Plan		Director Compensation Program
Annual Fee	$40,000		$30,000
Audit Committee Chair Fee	$10,000		$15,000
Compensation Committee Chair Fee	$10,000		$10,000
Corporate Governance and Nominating
Committee Chair Fee	$0		$5,000
Chairman of the Board - Additional Fee	$20,000		$20,000
Initial Option Grant	54,000	shares	24,000	shares
Initial RSU Grant	None		4,500	shares
Annual Option Grant	22,500	shares	None
Annual RSU Grant	None		4,500	shares
Chairman of the Board - Additional
Annual Option Grant	22,500		None
Chairman of the Board - Additional
Annual RSU Grant	None		2,250

Change of Control and Employment Arrangements

Change of Control Severance Benefit Plan

On June 24, 1999, the Board of Directors adopted the Executive Officers’ Change of Control Severance Benefit Plan (the “Severance Plan”). The following individuals are eligible to receive benefits under the Severance Plan: Group I, currently consisting of no individuals; and Group II, consisting of Thomas R. Melendrez, Stephen W. Michael, and Mir B. Ghaderi. The Board of Directors or the Compensation Committee may, in their sole discretion, designate additional employees as eligible to receive benefits under the Severance Plan. The Severance Plan provides that an eligible employee will receive benefits if the employee’s employment is involuntarily terminated without “cause” or if the employee voluntarily terminates his or her employment for “good reason,” (as each such term is defined in the Severance Plan) in either case within thirteen (13) months following the effective date of a “change of control” (as defined in the Severance Plan) of the Company. Employees in Group I will receive a lump sum payment equal to two (2) times the employee’s annual base salary. Employees in Group II will receive a lump sum payment equal to the greater of (a) one year’s base salary, or (b) one month’s base salary for each complete year of service the employee has provided to the Company, up to a maximum of two (2) times the employee’s annual base salary. In order to receive benefits under the Severance Plan, an employee must execute a release of all claims that the employee may have against the Company and its successors and assigns. In addition, should an employee’s benefits be subject to the excise tax imposed under Section 280G of the U.S. Internal Revenue Code of 1986 (“Section 280G”), the Company will make an additional payment to the employee so that the net amount of such payment (after taxes) received by the employee is sufficient to pay the excise tax due.

Agreement with President and Chief Executive Officer

On August 2, 2005, the Company and Roubik Gregorian entered into an Executive Employment Agreement (the “Employment Agreement”) setting forth the compensation to be provided to Dr. Gregorian in return for his service to the Company as President and Chief Executive Officer.

The Employment Agreement provides for an annual base salary of $450,000, effective as of February 16, 2005, and provides that Dr. Gregorian is eligible to receive an annual target incentive compensation payment for each fiscal year, as determined by the Compensation Committee of the Company’s Board of Directors.

On March 24, 2005, the Compensation Committee approved the grant to Dr. Gregorian of an option to purchase two hundred thousand (200,000) shares of Common Stock under the Company’s 1997 Equity Incentive Plan with an exercise price equal to $13.52, which was the last quoted per share selling price for the Common Stock on The NASDAQ Global Market on March 24, 2005. The shares subject to such option vest and become exercisable in forty-eight (48) equal monthly installments, beginning on April 24, 2005. Such vesting is subject to Dr. Gregorian’s continuing to render services to the Company through each vesting date. The option expires on the date that is the earlier of seven (7) years from the date of grant or three (3) months following the termination of Dr. Gregorian’s service to the Company. On March 24, 2005, the Compensation Committee also approved the grant to Dr. Gregorian of 30,000 shares of restricted stock under the Company’s 1997 Equity Incentive Plan, which stock has a purchase price of $0.0001 per share. The restricted stock is scheduled to vest in annual installments over the three-year period following the date of grant. If Dr. Gregorian ceases to provide services to the Company, the Company has the right to repurchase any shares that are not then vested at the original purchase price. The Employment Agreement references both such option grant and restricted stock grant and provides that Dr. Gregorian is eligible to receive additional options to purchase Common Stock and other equity incentive awards.

The Employment Agreement also provides that Dr. Gregorian shall to be entitled to all rights and benefits for which he is eligible under the terms and conditions of the standard Company benefits and compensation practices that may be in effect from time to time and are provided by the Company to its executive employees generally, including health, disability, life and accidental death insurance coverage. In addition, Dr. Gregorian is entitled to receive the following benefits while employed under the terms of the Employment Agreement:

(a) Dr. Gregorian is eligible to accrue up to twenty-two (22) paid vacation days per year (plus paid holidays), which number of days will increase based on the established graduated scale to the maximum of twenty-five (25) days as his seniority in the Company increases;

(b) the Company will provide Dr. Gregorian with additional life insurance coverage pursuant to a term life insurance policy in an amount equal to one million dollars ($1,000,000);

(c) the Company will provide Dr. Gregorian with a monthly automobile allowance equal to two thousand dollars ($2,000);

(d) the Company, pursuant to the terms and conditions of the Company’s Executive Health Plan, will reimburse Dr. Gregorian up to five thousand dollars ($5,000) for each fiscal year for the documented cost of covered medical expenses, without the need for any contribution by Dr. Gregorian; and

(e) the Company will reimburse Dr. Gregorian up to five thousand dollars ($5,000) per year for costs incurred by Dr. Gregorian for obtaining professional services, including but not limited to, legal, tax planning, accounting and investment services.

In the event Dr. Gregorian’s employment is terminated by the Company without cause (as defined in the Employment Agreement) or Dr. Gregorian resigns for good reason (as defined in the Employment Agreement) more than two months before or more than twelve months after a change of control (as defined in the Employment Agreement), Dr. Gregorian will receive the following severance benefits, subject to the execution by Dr. Gregorian of a general release of claims in favor of the Company: (i) a lump sum payment equal to two times his annual base salary, and (ii) continued payment by the Company of group health continuation coverage premiums for Dr. Gregorian and his eligible dependents under COBRA through the lesser of (A) twenty four months or (B) the maximum period of time the Company is required to provide health continuation coverage under COBRA.

In the event Dr. Gregorian’s employment is terminated by the Company without cause or Dr. Gregorian resigns for good reason within two months prior, through twelve months following, a change of control, Dr. Gregorian will receive the following severance benefits, subject to the execution by Dr. Gregorian of a general release of claims in favor of the Company: (i) a lump sum payment equal to two times his annual base salary, (ii) full acceleration of the vesting of the stock option and restricted stock referenced in the Agreement, and (iii) continued payment by the Company of group health continuation coverage premiums for Dr. Gregorian and his eligible dependents under COBRA through the lesser of (A) twenty four months or (B) the maximum period of time the Company is required to provide health continuation coverage under COBRA.

The Employment Agreement provides that the foregoing severance benefits supersede any benefits Dr. Gregorian may have been entitled to under the Severance Plan. The Employment Agreement also provides that should Dr. Gregorian’s aggregate severance benefits trigger the excise tax imposed under Section 280G, the severance benefits will be either be paid in full or reduced to the extent that the excise tax would not apply, whichever results in the greater amount of severance benefits.

The Employment Agreement provides that, subject to the execution by Dr. Gregorian of a general release of claims in favor of the Company, in the event that Dr. Gregorian’s employment is terminated by the Company without cause or Dr. Gregorian resigns for good reason, Dr. Gregorian agrees to be available to the Company for a period of three months to help transition his duties and responsibilities to his successor. Dr. Gregorian will be paid $1,000 per month for such services and his equity awards will continue to vest during such period.

The Employment Agreement has a term of three years, however, Dr. Gregorian’s employment is at-will and both the Company and Dr. Gregorian have the right to terminate Dr. Gregorian’s employment with the Company at any time and for any reason. In the event of a change of control that occurs during the term of the Employment Agreement while Dr. Gregorian continues to remain employed under the Employment Agreement, the term of the Employment Agreement will extend through the later of (i) the one year anniversary of the change of control or (ii) the three year anniversary of the effective date of the Employment Agreement.

The Employment Agreement provides that while Dr. Gregorian is employed by the Company and for one year following the date of the termination of his employment, Dr. Gregorian agrees not to solicit or attempt to solicit any employee of the Company to terminate such employee’s employment.

2006 Executive Incentive Compensation Program

On July 12, 2005, the Compensation Committee approved the Fiscal Year 2006 Executive Incentive Compensation Program (the “Executive Compensation Program”). The purpose of the Executive Compensation Program is to provide incentives to eligible executives for surpassing established revenue and operating income goals derived from the Company’s fiscal year 2006 operating plan. The following executives are currently eligible participants under the Executive Compensation Program: Roubik Gregorian, Mir B. Ghaderi, Stephen W. Michael and Thomas R. Melendrez. The bonus pool payable under the Executive Compensation Program is funded upon achievement of certain revenue and operating income goals and the size of the bonus pool is the sum of the 2006 fiscal year annual base salary of the participants times their respective target award percentages. The Compensation Committee has set such target award percentages between 40-50% of a participant’s base salary. A participant’s payout is determined using the formula set forth in the Executive Compensation Program which is based on such participant’s 2006 fiscal year annual base salary, individual target award percentage, actual corporate revenue and operating income results and personal performance factors. The Company has the right to modify or cancel at any time the Executive Compensation Program.

Separation Agreement with Ronald W. Guire

On June 29, 2006, in connection with the resignation of Ronald W. Guire, the Company’s Executive Vice President, Chief Financial Officer, Assistant Secretary and Director, the Company entered into a separation agreement with Mr. Guire (the “Separation Agreement”). Under the Separation Agreement, Mr. Guire is entitled to severance pay equal to two year’s base salary, two years of continued health benefits, full acceleration of all of his outstanding and unvested stock options and extension of his period in which to exercise his outstanding options until December 31, 2006. In addition, Mr. Guire will provide transition consulting services until the earlier of September 30, 2006 or the date the Company hires a new full-time Chief Financial Officer.

Compensation Committee Interlocks and Insider Participation

As noted above, during the fiscal year ended March 31, 2006, the Compensation Committee consisted of Messrs. Adams, McFarlane, O. Rodriguez and P. Rodriguez, none of whom is an officer or an employee of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. No Executive Officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more Executive Officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 1, 2006:

•	each Stockholder who is known by the Company to own beneficially more than 5% of the Company’s Common Stock;

•	each of the Company’s President and Chief Executive Officer and the Company’s other four most highly compensated Executive Officers for the 2006 fiscal year;

•	each of the Company’s Directors; and

•	all of the Company’s Directors and Executive Officers as a group.

Unless otherwise indicated, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 35,974,865 shares of Common Stock outstanding as of July 1, 2006. In computing the number and percentage of shares beneficially owned by a particular person, shares of Common Stock subject to options currently exercisable, or exercisable within sixty (60) days of July 1, 2006, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

	Beneficial Ownership(1)
Beneficial Owner	Number Of Shares	Percent Of Total
Dimensional Fund Advisors, Inc(2) 1299 Ocean Ave, 11th Floor Santa Monica, CA 90401	3,355,255	9.33%
Royce and Associates, LLC(3) 1414 Avenue of Americas New York, NY 10019	2,566,282	7.13%
Lazard Asset Management LLC(4) 30 Rockefeller Plaza New York, NY 10112	2,504,675	6.96%
Franklin Advisers, Inc(5) 1 Franklin Pkwy San Mateo, CA 94403	2,487,333	6.91%
Alliance Capital Management L.P.(6) 1290 Avenue of the Americas New York, New York 10104	2,302,289	6.40%
T. Rowe Price Associates, Inc.(7) 100 E. Pratt Street Baltimore, MD 21202	1,641,350	4.56%
Frank Carrubba(8)	184,474	*
Guy W. Adams(9)	10,000	*
Richard L. Leza, Sr.	1,000	*
John S. McFarlane(10)	55,324	*
Oscar Rodriguez	0	—
Pete Rodriguez	0	—
Michael Class(11)	217,100	*
Mir B. Ghaderi(12)	275,316	*
Ronald W. Guire(13)	605,565	1.66%
Roubik Gregorian(14)	985,622	2.68%
Thomas R. Melendrez(15)	254,565	*
All Executive Officers and Non-Employee Directors as a group (12 persons)(16)	2,821,582	7.32%

*	Represents beneficial ownership of less than one percent of the Common Stock.

(1)	This table is based on information supplied by the Executive Officers, Directors, and principal Stockholders and Schedules 13G filed with the SEC.

(2)	Based on Schedule 13G filed with the SEC on February 1, 2006. Dimensional Fund Advisors, Inc. has sole voting power and sole dispositive power with respect to 3,355,255 shares.

(3)	Based on Schedule 13G filed with the SEC on January 20, 2006. Royce and Associates, LLC has sole voting power and sole dispositive power with respect to 2,566,282 shares.

(4)	Based on Schedule 13G filed with the SEC on January 31, 2006. Lazard Asset Management LLC has 2,462,850 sole voting power and 2,504,675 sole dispositive power with respect to 2,504,675 shares.

(5)	Based on Schedule 13G filed with the SEC on February 10, 2006. Franklin Advisers, Inc. has 2,481,900 sole voting power and 2,487,333 sole dispositive power with respect to 2,487,333 shares. Franklin Templeton Portfolio Advisors, Inc. has sole voting power and sole dispositive power with respect to 1,626,941 shares. Franklin Templeton Investments Corp. has sole voting power and sole dispositive power with respect to 276,400 shares.

(6)	Based on Schedule 13G filed with the SEC on February 14, 2006. Alliance Capital Management L.P. has 1,957,112 sole voting power and 2,302,289 sole dispositive power with respect to 2,302,289 shares.

(7)	Based on Schedule 13G filed with the SEC on February 14, 2006. T. Rowe Price Associates, Inc. has 301,600 sole voting power and 1,641,350 sole dispositive power with respect to 1,641,350 shares.

(8)	Includes options to purchase 166,974 shares, of which options to purchase 7,499 shares become exercisable within sixty (60) days from July 1, 2006.

(9)	Consists of 4,000 shares owned by GWA Investments, LLC and 6,000 shares owned by GWA Master Fund, LP, in each case which Guy W. Adams may be deemed to beneficially own.

(10)	Includes options to purchase 52,324 shares, of which options to purchase 3,750 shares become exercisable within sixty (60) days of July 1, 2006.

(11)	Includes options to purchase 216,500 shares.

(12)	Includes options to purchase 269,366 shares, of which options to purchase 4,600 shares become exercisable within sixty (60) days of July 1, 2006.

(13)	Includes options to purchase 580,020 shares.

(14)	Includes options to purchase 839,813 shares, of which options to purchase 7,973 shares become exercisable within sixty (60) days of July 1, 2006.

(15)	Includes options to purchase 247,250 shares, of which options to purchase 4,000 shares become exercisable within sixty (60) days of July 1, 2006.

(16)	Includes options to purchase 2,573,745 shares, of which options to purchase 30,322 shares become exercisable within sixty (60) days of July 1, 2006.

Equity Compensation Plan Summary

The below table sets forth the status of the Company’s current equity compensation plans.

Plan	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options As Of March 31, 2006	Weighted-average Exercise Price Of Outstanding Options ($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans As Of March 31, 2006
Equity compensation plans approved by Stockholders(1)	3,079,501	16.91	2,968,480
Equity compensation plans not approved by Stockholders(2)	4,429,397	17.64	889,444

Totals	7,508,898	17.34	3,857,924

(1)	Includes the 1996 Directors’ Stock Option Plan (options to purchase 947,630 shares with a weighted average exercise price per share of $19.65) and the 1997 Equity Incentive Plan (options to purchase 2,131,871 shares with a weighted average exercise price per share of $15.69).

(2)	Consists of the 2000 Equity Incentive Plan (the “2000 Plan”). In September 2000, the Board of Directors approved the 2000 Plan. The 2000 Plan is administered by the Board or a committee of the Board (“Committee”) and provides for the grant of non-statutory options, stock bonuses, rights to purchase restricted stock, or a combination of the foregoing (collectively “Stock Awards”) to employees and consultants in the Company’s service or in the service of the Company’s affiliates. There are 5,318,841 shares of the Company’s Common Stock reserved under the 2000 Plan, and 889,444 shares remain available for future issuance thereunder as of March 31, 2006.

Options are granted with an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. The Board or Committee determines when options granted under the 2000 Plan may be exercised. The 2000 Plan provides that vested options may generally be exercised for (a) three (3) months after termination of service other than due to death or disability, (b) twelve (12) months after termination of service as a result of disability, or (c) eighteen (18) months after termination of service as a result of death. The 2000 Plan permits options to be exercised with cash, other shares of the Company’s Common Stock, or any other form of legal consideration acceptable to the Board or Committee. Prior to June 13, 2005, the Board or Committee had the ability to select employees to participate in a program that allowed them to make an irrevocable election to apply a portion of their base salary (minimum of $5,000 and a maximum of $50,000) to the acquisition of an option to purchase shares of the Company’s Common Stock. Recently enacted Internal Revenue Code (the “Code”) Section 409A imposes new requirements on arrangements allowing for the deferral of compensation. In order to avoid the imposition of additional taxes under the Code Section 409A, on June 13, 2005 the Board approved the amendment to the 2000 Plan to eliminate the compensation deferral provision, effective June 13, 2005.

The Board or Committee determines the purchase price of restricted stock as well as the permissible form of consideration to be paid for such stock. The Board or Committee may award eligible participants stock pursuant to a stock bonus agreement in consideration for past services actually rendered to the Company or for the Company’s benefit. Shares of the Company’s Common Stock sold or awarded under the 2000 Plan may be subject to a repurchase option in the Company’s favor, which will lapse at such times as the Board or Committee may determine. The Company may exercise such repurchase option for any or all the unvested shares held by the purchaser upon his or her termination of service with the Company.

In the event of (i) a dissolution or liquidation, (ii) a merger or consolidation in which the Company is not the surviving corporation, (iii) a reverse merger in which the Company is the surviving corporation, but the shares of the Company’s Common Stock outstanding immediately preceding the merger are converted into other property, or (iv) any other capital reorganization in which more than 50% of the Company’s shares entitled to vote are exchanged, excluding in each case a capital reorganization in which the purpose is to change the state of the Company’s incorporation, the 2000 Plan provides that each outstanding Stock Award will fully vest and become exercisable for a period of at least ten (10) days. Outstanding Stock Awards that are not exercised prior to the occurrence of any of the listed events will terminate on the date of such event, unless the successor corporation assumes such awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into various arrangements with some of its Executive Officers, all of which are discussed under the Section entitled “Item 11. Executive Compensation—Change of Control and Employment Arrangements.”

The Company has entered into indemnity agreements with certain of its Executive Officers and Directors which provide, among other things, that the Company will indemnify such Executive Officer or Director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he/she may be required to pay in actions or proceedings to which he/she is or may be made a party by reason of his/her position as a Director, Executive Officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company’s Bylaws.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Accountants

The following table shows the fees paid or accrued by the Company for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2005 and 2006:

Description Of Services	2006	2005
Audit Fees	$803,845	$608,062
Audit-Related Fees	$32,500	—
Tax Fees	—	$153,800
All Other Fees	$1,500	$4,000

Total	$837,845	$765,862

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and the audit of internal controls and the related management assessment of internal controls, quarterly review of financial statements included in the Company’s 10-Q, and audit services provided in connection with other statutory and regulatory filings. The increase in Audit fees is primarily attributable to the recently required audit of internal controls and the related management assessment of internal controls.

Audit-Related Fees. Audit-Related Fees include professional services reasonably related to the audit of the Company’s financial statements, including but not limited to consultation on accounting standards or transactions and audits of employee benefit plans.

Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning, including but not limited to the preparation of federal and state tax returns.

All Other Fees. All Other Fees include professional services related to non-audit related consulting services.

Financial Information Systems Design and Implementation Fees. The Company did not engage PricewaterhouseCoopers LLP to provide advice to the Company regarding financial information systems design and implementation during fiscal year 2006.

Audit Committee Pre-Approval Policies and Procedures

The charter of the Company’s Audit Committee requires that the Audit Committee pre-approve all audit and non-audit services provided to the Company by the independent auditors or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible. All of the 2006 audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee of the Company’s Board of Directors.

The Audit Committee considered whether the provision of audit-related services, tax services, financial information systems design and implementation services and other non-audit services is compatible with the principal accountants’ independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.

Exhibit Footnote	Exhibit Number	Description

(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ ROUBIK GREGORIAN
Roubik Gregorian
Chief Executive Officer, President and Director

Date: July 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ ROUBIK GREGORIAN (Roubik Gregorian)	Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 27, 2006

	* (Frank P. Carrubba)	Chairman of the Board	July 27, 2006

	* (Guy W. Adams)	Director	July 27, 2006

	* (Richard L. Leza, Sr.)	Director	July 27, 2006

	* (John McFarlane)	Director	July 27, 2006

	* (Oscar Rodriguez)	Director	July 27, 2006

	* (Pete Rodriguez)	Director	July 27, 2006

* By	/s/ Roubik Gregorian Roubik Gregorian Attorney-in-Fact	Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 27, 2006

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description

(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.