Form 10-Q
period 2006-06-30
EXAR CORP
filed 2006-08-08
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, 36,032,471 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 8,267,110 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$221,153	$187,610
Short-term marketable securities	115,712	141,918
Accounts receivable (net of allowances of $1,182 and $1,074)	7,001	7,429
Inventories	5,777	5,531
Interest receivable and prepaid expenses	5,878	4,599
Deferred income taxes	2,448	2,579

Total current assets	357,969	349,666

Property, plant and equipment, net	27,127	27,770
Long-term investments	3,207	2,828
Deferred income taxes, net	9,382	9,361
Goodwill and intangible assets, net	9,782	10,020
Other non-current assets	2,154	1,752

Total assets	$409,621	$401,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,686	$2,631
Accrued compensation and related benefits	3,352	3,899
Accrued sales commissions	692	650
Other accrued expenses	1,996	1,895
Income taxes payable	5,107	4,695

Total current liabilities	13,833	13,770
Long-term obligations	209	222

Total liabilities	14,042	13,992

Commitments and contingencies (Note 11 and 12)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized;
44,241,975 and 43,898,555 shares outstanding (includes treasury stock)	436,476	430,384
Accumulated other comprehensive loss	(339)	(417)
Retained earnings	92,144	90,140
Treasury stock, 8,267,110 shares of common stock at cost	(132,702)	(132,702)

Total stockholders’ equity	395,579	387,405

Total liabilities and stockholders’ equity	$409,621	$401,397

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Net sales	$18,231	$15,912
Cost of sales (a):
Product cost of sales	5,232	5,051
Amortization of purchased intangible assets	240	200

Total cost of sales	5,472	5,251

Gross profit	12,759	10,661

Operating expenses (a):
Research and development	6,614	6,232
Selling, general and administrative	6,734	5,186

Total operating expenses	13,348	11,418

Loss from operations	(589)	(757)

Interest income and other, net	3,714	3,000
Income before income taxes	3,125	2,243
Provision for income taxes	1,121	493

Net income	$2,004	$1,750

Earnings per share:
Basic earnings per share	$0.06	$0.04

Diluted earnings per share	$0.06	$0.04

Shares used in the computation of earnings per share:
Basic	35,807	42,222

Diluted	36,257	42,687

(a)	Includes stock-based compensation as follows:

	Three Months Ended June 30,
	2006 SFAS 123R	2005 APB 25
Product cost of sales	$25	$—
Research and development	326	—
Selling, general and administrative	715	34

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,004	$1,750
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,353	1,432
Stock-based compensation expense	1,066	34
Provision for sales returns and allowances	1,119	860
Deferred income taxes	110	—
Changes in operating assets and liabilities:
Accounts receivable	(691)	(2,394)
Inventories	(245)	19
Prepaid expenses and other assets	(1,683)	(188)
Accounts payable	55	(913)
Accrued compensation and related benefits	(547)	(354)
Accrued sales commissions and other accrued expenses	130	444
Income taxes payable	792	289

Net cash provided by operating activities	3,463	979

Cash flows from investing activities:
Purchases of property, plant and equipment	(531)	(406)
Purchases of short-term marketable securities	(27,326)	(17,043)
Proceeds from sales and maturities of short-term marketable securities	53,807	35,814
Contribution to long-term investments, net	(379)	(120)
Acquisition of ON business from Infineon	—	(11,050)

Net cash provided by investing activities	25,571	7,195

Cash flows from financing activities:
Proceeds from issuance of common stock	4,591	2,758
Repurchases of common stock	—	(1,341)

Net cash provided by financing activities	4,591	1,417
Effect of exchange rate changes on cash	(82)	58

Net increase in cash and cash equivalents	33,543	9,649
Cash and cash equivalents at the beginning of period	187,610	258,378

Cash and cash equivalents at the end of period	$221,153	$268,027

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation and subsidiaries (“Exar” or “We”) design, develop and market high-performance, high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of signals in access, metro and wide area networks over the worldwide communications infrastructure. Our industry-proven analog and digital design expertise, system-level knowledge and standard complementary metal oxide semiconductors (“CMOS”) process technologies provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) addressing standards such as T/E carrier, ATM, SONET/SDH and Multi-Protocol Over SONET (“MPOS”). In addition, we have developed a portfolio of clock products that address various system needs for clock generation, distribution, skew adjustment and fail-safe applications.

We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel universal asynchronous receiver transmitters (“UARTs”). UARTs are well suited to increase data transfer efficiency for various industrial, telecommunications and consumer applications.

We design and market IC products that address select applications for the video and imaging markets. Late in fiscal year 2006, we introduced our first SATA/SAS Port-Multiplier product addressing the storage marketplace.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States. This financial information reflects all adjustments, which are, in our opinion, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2006 Condensed Consolidated Balance Sheet was derived from the audited financial statements at that date. All significant inter-company transactions and balances have been eliminated.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Certain amounts in prior periods have been reclassified to conform to the three months ended June 30, 2006 presentation.

NOTE 2. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment.” Effective April 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior period results. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest over the requisite service periods beginning on April 1, 2006. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred. Under SFAS 123R, we have elected to continue to use the straight-line attribution method for expensing stock-based compensation used previously under APB 25.

We compute the fair value of stock options utilizing the Black-Scholes model. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and forfeiture rates. We estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior. Our computation of expected volatility is based on historical data of the market closing price for our common stock as reported by The NASDAQ Global Market under the symbol “EXAR” and the expected term of our stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

employee stock options. We do not currently pay dividends and have no plans to do so in the future. We estimate the forfeiture rates based on our historical data from pre-vest option forfeitures of the granted stock awards issued.

The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Additionally, quarterly change in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123R-3”). SFAS 123R-3 provides guidance that establishes the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. We have not yet determined a transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R and are not required to make such an election until March 31, 2007.

On March 22, 2006, the Board of Directors approved the full acceleration of vesting of all employee stock options, including options held by our executive officers, with exercise prices in excess of $15.05. Such vesting acceleration does not apply to any options held by our non-employee directors. As a result of the decision to fully accelerate the vesting of stock options, as described above, options to purchase approximately 1.1 million shares of our common stock became fully vested and immediately exercisable effective as of March 22, 2006.

Because the accelerated options have exercise prices in excess of the current market value of our common stock, we believe that the incentive value to our employees of the unvested options is outweighed by the benefit to Exar from the reduction of the potential compensation expense associated with the options under SFAS 123R. The acceleration eliminates future compensation expense we would otherwise recognize in our statements of operations with respect to these options under SFAS 123R. As a result of the action, approximately $4.9 million of stock-based compensation expenses, net of taxes, will be excluded from stock-based compensation for periods subsequent to fiscal year 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

The effect of recording stock-based compensation in accordance with SFAS 123R for the three months ended June 30, 2006 was as follows (in thousands, except per share data):

Three Months Ended June 30, 2006
Stock-based compensation recorded	$1,032
Tax effect on stock-based compensation	(365)

Subtotal	667
Stock-based compensation that would have been recorded under APB 25	34
Tax effect on stock-based compensation	(13)

Subtotal	21
Net effect on income before income taxes and net income	$688

Effect on basic and diluted earnings per share	$0.02

Prior to adoption of SFAS 123R, we amortized deferred stock-based compensation on the straight-line method over the vesting periods of our restricted stock. Upon adoption of SFAS 123R, we will continue to expense the restricted stock under the straight-line method over its remaining vesting periods.

Stock-Based Compensation Information under SFAS 123R

Upon adoption of SFAS 123R, we continued to value share-based awards under the Black-Scholes model which was previously used for pro forma disclosures required under SFAS 123. The weighted-average estimated fair value of employee stock options granted during the three months ended June 30, 2006 was $6.00 per share using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

Three Months Ended June 30, 2006
Expected term of options (years)	5.1
Risk-free interest rate	4.9%
Expected volatility	45.0%
Expected dividend yield	—

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of 2007 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

Effective April 1, 2006, we amended our Employee Stock Participation Plan (“ESPP”) to permit employees to purchase common stock at a purchase price that is equal to 95% of the fair market value of the common stock on the last day of each three-month offering period. The amendment to the employee’s discount and the elimination of the look-back period made the ESPP non-compensatory in accordance with SFAS 123R.

We recorded $1.1 million in stock-based compensation expense during the three months ended June 30, 2006 related to share-based awards granted during the quarter and unvested awards outstanding at the beginning of the quarter. No amounts were capitalized related to stock-based compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Pro Forma Information under SFAS 123 for Period Prior to Fiscal Year 2007

Had stock-based compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS 123, our pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

Three Months Ended June 30, 2005
Net income - as reported	$1,750
Add: Stock-based employee compensation expense included in reported net income, net of tax	21
Deduct : Total stock-based employee compensation determined under the fair value basis, method for all awards, net of tax	(2,061)

Pro forma net loss	$(290)

Earnings per share - basic and diluted, as reported	$0.04

Pro forma loss per share - basic and diluted	$(0.01)

The pro forma effects of estimated stock-based compensation expense on net loss and loss per share for the three months ended June 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

	Three Months Ended June 30, 2005
	Stock Options	ESPP
Expected term of options (years)	5.7	0.25
Risk-free interest rate	3.8%	3.1%
Expected volatility	65.7%	21.6%
Expected dividend yield	—	—

The assumptions related to risk-free interest rate and volatility used for the stock option plans differ from those used for the ESPP primarily due to the difference in the respective expected lives of option grants and purchase plan awards. The Black-Scholes weighted average estimated fair value of stock options granted during the three months ended June 30, 2005 was $7.66 per share.

NOTE 3. INVENTORIES

Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using standard cost, which approximates average actual cost. We generally record a provision for obsolete inventories and inventories in excess of six-month demand for each specific part.

Inventories consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Work-in-process	$2,967	$3,616
Finished goods	2,810	1,915

Inventories	$5,777	$5,531

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	June 30, 2006	March 31, 2006
Land	$6,660	$6,660
Building	14,209	14,209
Machinery and equipment	53,939	53,419

	74,808	74,288
Accumulated depreciation and amortization	(47,681)	(46,518)

Property, plant and equipment	$27,127	$27,770

NOTE 5. LONG-TERM INVESTMENTS

Long-term investments are as follows (in thousands):

	June 30, 2006	March 31, 2006
TechFarm Fund	$600	$600
Skypoint Fund	2,607	2,228

Long-term investments	$3,207	$2,828

TechFarm Ventures L.P. (Q), L.P.(“TechFarm Fund”)

Exar became a limited partner in the TechFarm Fund in May 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of the TechFarm Fund, a Delaware limited partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, Exar and TechFarm agreed to reduce Exar’s capital commitment in the TechFarm Fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. Additionally, Exar and TechFarm Ventures Management L.L.C. agreed to change Exar’s status from that of a limited partner to that of an assignee having fewer rights and less status than a limited partner. Because of these modifications, we changed our method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. We have fulfilled our capital contribution commitment to TechFarm Fund and, therefore, will not be required to fund additional amounts.

In September 2003, we became aware of significant changes in the business of certain portfolio companies within the TechFarm Fund. We believe that these changes permanently impaired a portion of the carrying value of our investment in the TechFarm Fund. As a result, we recorded an impairment charge against our earnings of $1.0 million, thereby reducing our carrying value in the TechFarm Fund to $1.8 million.

In December 2005, we assessed the value of certain discontinued companies and the remaining portfolio companies within the TechFarm Fund. We believe that these changes permanently impaired the carrying value of our investment in the TechFarm Fund. As a result, we recorded an impairment charge against our earnings of $1.2 million, thereby reducing our carrying value in the TechFarm Fund to $0.6 million.

Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”)

In July 2001, Exar became a limited partner in the Skypoint Fund, a venture capital fund focused on investments in communications infrastructure companies. The investment provides us with the opportunity to possibly align ourselves with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

potential strategic partners in emerging technologies within the telecommunications and/or networking industry. We are obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, we have funded $3.2 million, as of June 30, 2006, and are contractually obligated to contribute the remaining capital of $1.8 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007 for new portfolio companies. All subsequent capital contributions, up to the $5.0 million capital commitment, must be for portfolio companies invested in by the Skypoint Fund prior to June 18, 2007. See Note 11, “Commitments and Contingencies” for details on our obligation and commitment in connection with our investment in the Skypoint Fund.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

On April 14, 2005, Exar completed the purchase of Infineon Technologies AG’s Optical Networking Business Unit (“ON”). The total purchase price of $11.42 million includes cash paid of $11.05 million and acquisition related transaction costs of $0.37 million.

Under business combination accounting, the total purchase price was allocated to ON’s tangible and identifiable intangible assets based on their estimated fair values as of April 14, 2005 as set forth below. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill. The purchase price allocation was as follows (in thousands):

Property acquired at fair value	$480
Intangible assets - purchased technology	5,750
Goodwill	5,190

Total purchase price	$11,420

Purchased technology of approximately $5.8 million consists of intellectual property related to the acquired technology as well as incremental value associated with existing customer relationships. At the date of acquisition, the purchased technology had reached technological feasibility. The purchased technology is amortized to cost of revenues on a straight-line basis over its estimated life of six years. Amortization expense for this intangible asset was $240,000 and $200,000 for the three months ended June 30, 2006 and 2005, respectively. The balances of purchased technology and related amortization were as follows (in thousands):

	June 30, 2006	March 31, 2006
Purchased technology	$5,750	$5,750
Less accumulated amortization	(1,158)	(920)

Purchased technology, net	$4,592	$4,830

The aggregate estimated future annual intangible amortization expense through fiscal year ending March 31, 2012, is as follows (in thousands):

Amortization Expense (by fiscal year)
Remainder of 2007	718
2008	958
2009	958
2010	958
2011	958
Thereafter	42

$4,592

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of June 30, 2006, we are not aware of an indication that would suggest any impairment.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding options to purchase common stock were exercised or converted into common stock.

A summary of our earnings per share for the three months ended June 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2006	2005
Net income	$2,004	$1,750

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings per share	35,807	42,222
Dilutive effect of stock options	450	465

Shares used in computation of diluted earnings per share	36,257	42,687

Earnings per share - basic and diluted	$0.06	$0.04

For the three months ended June 30, 2006 and 2005, options to purchase 4,812,666 and 5,505,862 shares of common stock, respectively, at exercise prices ranging from $12.09 to $54.75 and $13.76 to $59.31 respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method.

NOTE 8. COMMON STOCK REPURCHASES

Since the inception of our repurchase program announced in March of 2001, we have repurchased a total of 767,110 shares of our common stock for an aggregate cost of $11.9 million. We did not repurchase any shares for the three months ended June 30, 2006. During the three months ended June 30, 2005, we repurchased 100,000 shares at an aggregate cost of $1.3 million. We have $28.1 million remaining under our current $40.0 million stock repurchase program.

In addition to the above, during the three months ended September 30, 2005, we completed our Modified “Dutch Auction” Self Tender Offer and repurchased 7,500,000 (including our authorized over-allotment) shares of our common stock at a purchase price of $16.00 per share, resulting in aggregate payments of $120.0 million plus costs of approximately $809,000.

NOTE 9. EMPLOYEE STOCK BENEFIT PLANS

Stock Option Plans

Exar has a 2000 Equity Incentive Plan (as amended and restated, the “2000 Plan”), that only permits the granting of non-statutory stock options to executive officers and employees. A maximum of 40% of the total number of shares reserved under the 2000 Plan may be granted to executive officers of our company. The Board of Directors adopted the 2000 Plan in September 2000, which has been subsequently amended. As of June 30, 2006, options exercisable for 3,787,022 shares under the 2000 Plan were outstanding and 1,061,285 shares were available for future grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

We also have a 1997 Equity Incentive Plan (the “1997 Plan”), that also was subsequently amended and restated, which permits the granting of both incentive and non-statutory stock options to executive officers and employees of our company, and the granting of non-statutory stock options to our directors and consultants. As of June 30, 2006, options exercisable for 1,672,840 shares under the 1997 Plan were outstanding and 2,877,980 shares were available for future grant.

We have a 1996 Non-Employee Director’s Stock Option Plan (the “Non-Employee Director’s Plan”), that also was amended and restated, that permits the granting of non-statutory stock options to non-employee directors of Exar. As of June 30, 2006, options exercisable for 628,576 shares under the Non-Employee Director’s Plan were outstanding and no shares were available for future grant.

Generally, options under the three plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although the plans provide that options may be granted with a term of up to ten years. Options generally vest at a rate of 25%, on their anniversary date, over four years.

A summary of stock option transactions for all stock option plans follows:

	Available for Future Issuances	Oustanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Yrs	Aggregate Intrinsic Value
Outstanding at March 31, 2006	3,857,924	7,508,898	$17.34
Authorized	—	—
Granted	(109,000)	109,000	$13.36
Exercised	—	(333,570)	$12.21
Cancelled	130,524	(130,524)	$24.54
Forfeited	59,817	(59,817)	$12.96

Balance at June 30, 2006	3,939,265	7,093,987	$17.42	3.54	$2,116,564

Vested and expected to vest, June 30, 2006		7,029,098	$17.46	3.51	$2,084,418
Vested and exercisable, June 30, 2006		6,088,438	$18.15	3.13	$1,555,901

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value, based on the fair value of our common stock of $13.24 as of June 30, 2006, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at June 30, 2006 was 3.1 million.

Total intrinsic value of options exercised was approximately $0.7 million and $2.7 million for the three months ended June 30, 2006 and 2005, respectively. Total cash received by Exar related to option exercises was $4.5 million and $2.3 million for the three months ended June 30, 2006 and 2005, respectively. We recorded a tax benefit of $0.2 million related to the exercises for the three months ended June 30, 2006. Upon option exercise, we issue shares of common stock.

Total unrecognized compensation cost of $5.5 million at June 30, 2006 will be recognized over a weighted average period of 1.33 years.

Restricted Stock

We awarded 30,000 shares of restricted stock to our President and Chief Executive Officer on March 24, 2005 in connection with his employment agreement. The restricted stock vests annually over a period of three years and has a grant date fair value of $13.52. At March 31, 2006 and June 30, 2006, 20,000 shares remain unvested, respectively, with a remaining contractual life of 1.75 years. For each of the three months ended June 30, 2006 and 2005, stock-based compensation expense was $34,000 associated with these awards. Total unrecognized compensation cost in connection with this restricted stock was $0.2 million at June 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Employee Stock Participation Plan

Exar is authorized to issue 4,500,000 shares of common stock under its ESPP. The ESPP permits employees to purchase common stock through payroll deductions. Prior to April 1, 2006, the purchase price was the lower of 85% of the fair market value of the common stock at the beginning or at the end of each three-month offering period. Effective April 1, 2006, we amended our ESPP to permit employees to purchase common stock at a purchase price that is equal to 95% of the fair market value of the common stock on the last day of each three-month offering period. The amendment to the employee’s discount and the elimination of the look-back period made the ESPP non-compensatory in accordance with SFAS 123R.

The number of shares purchased by and distributed to participating employees in the three months ended June 30, 2006 and 2005 were 9,850 and 31,938, respectively, at weighted average prices of $12.58 and $11.26, respectively.

At June 30, 2006, the Company had reserved 1,724,001 shares of common stock for future issuance under its ESPP.

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Net income	$2,004	$1,750

Other comprehensive income:
Cumulative translation adjustments	(51)	35
Unrealized gain, on marketable securities, net of tax	129	444

Total other comprehensive income	78	479

Comprehensive income	$2,082	$2,229

NOTE 11. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. We believe that site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. Management estimates that our accrual of $0.2 million as of June 30, 2006 is sufficient to cover the estimated remaining 4 to 5 years of continued remediation activities and post-remediation site closure activities. If further investigation reveals that additional remediation needs to be employed or that related site closure costs exceed original estimations, we would be required to accrue an additional provision for such remediation or site closure costs.

We warrant all of our products against defects in materials and workmanship for a period of ninety days from the delivery date. Our sole liability is limited to either replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial.

Additionally, our sales agreements indemnify our customers for any expenses or liability resulting from alleged or claimed infringements of any United States letter patents of third parties. However, we are not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are generally perpetual commencing after execution of the sales agreement or the date indicated on our order acknowledgement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any such indemnity claim.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Our commitments are comprised of the following (in thousands):

As of June 30, 2006

	Fiscal Year
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Purchase Obligations (1)	$4,477	$1,826	$1,638	$—	$—	$—	$7,941
Long-term Investment Commitments
(Skypoint Fund) (2)	1,772	—	—	—	—	—	1,772
Remediation commitment (3)	39	53	53	53	22	—	220
Lease Obligations	68	25	19	5	—	—	117

Total	$6,356	$1,904	$1,710	$58	$22	$—	$10,050

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner through June 18, 2007.

(3)	The commitment relates to the environmental remediation activities.

NOTE 12. LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserts causes of action against Exar for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson seeks unspecified monetary damages and unspecified injunctive relief. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. The Court granted Ericsson leave to file its Third Amended Complaint on April 28, 2006. We answered Ericsson’s Third Amended Complaint on May 30, 2006. The Court recently continued the trial from September 29, 2006 to March 29, 2007, and discovery is continuing. On May 16, 2006, Ericsson moved to have the Santa Clara County action discussed below transferred and coordinated with the San Diego County action. On June 22, 2006, the Court granted Ericsson’s motion to transfer and coordinate. The Santa Clara County action is presently being transferred to San Diego County. We dispute the allegations in Ericsson’s Third Amended Complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Ericsson will result in liability. As of June 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is also

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

scheduled for March 29, 2007. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Vicor will result in liability. As of June 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

On March 4, 2005, we filed a complaint in Santa Clara County Superior Court against Vicor. In the complaint, we sought a declaration regarding the respective rights and obligations, including warranty and indemnity rights and obligations, under the written contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, we sought a declaration that we were not responsible for any damages that Vicor must pay to Ericsson or any other customer of Vicor arising from claims that Vicor sold allegedly defective products.

On March 17, 2005, Vicor filed a cross-complaint against us and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego County action discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, we filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara County Superior Court sustained our demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties’ respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that we were obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. We answered Vicor’s amended cross-complaint on September 2, 2005. On April 10, 2006, Vicor moved to have the San Diego County action transferred to Santa Clara County and coordinated with the action in Santa Clara County. On June 6, 2006, the Court deferred deciding Vicor’s motion until the Court in the San Diego County action could rule on a similar motion pending in that action. As discussed above, the Court in the San Diego County action granted Ericsson’s motion to transfer and coordinate the Santa Clara County action with the San Diego County action in San Diego County. The Santa Clara County action is presently being transferred to San Diego County. No trial date has been set. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Vicor will result in liability. As of June 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

We are not currently a party to any other material legal proceeding.

NOTE 13. INDUSTRY AND SEGMENT INFORMATION

We operate in one reportable segment and are engaged in the design, development and marketing of high-performance, analog and mixed-signal silicon solutions for a variety of markets including networking, serial communications, clock and timing, and storage. The nature of our products and production processes as well as type of customers and distribution channels, is consistent across all of our products. Revenue by product line for the three months ended June 30, 2006 and 2005, respectively, is as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

	Three Months Ended June 30
	2006	2005
Net sales:
Communications	$17,572	$15,243
Video, Imaging and Other	659	669

Total	$18,231	$15,912

The following table shows revenue by geographic area for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
	2006	2005
Net sales:
United States	$7,920	$8,204
China	2,458	2,503
Asia (excludes China)	3,203	2,158
Italy	1,907	1,655
Europe (excludes Italy)	2,695	1,233
Rest of the World	48	159

Total	$18,231	$15,912

For the three months ended June 30, 2006 and 2005, Alcatel represented 12.7% and 10.0%, respectively, of our net sales. No other OEM customer accounted for 10% or greater of our net sales in either period.

Substantially all of our long-lived assets at June 30, 2006 and 2005 were located in the United States.

NOTE 14. INCOME TAXES

We compute income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the first quarter of fiscal year 2007, we estimated our effective income tax rate for fiscal year 2007 to be 35.9% as compared to our effective income tax rate for fiscal year 2006 of 26.4%. The increase in our estimated effective income tax rate reflects higher expected pre-tax book income, the suspension of the federal R&D credit and the impact of nondeductible stock-based compensation expense upon our adoption of SFAS123R in the first quarter of fiscal year 2007.

NOTE 15. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity. We are required to adopt FIN 48 beginning April 1, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-” Outlook for Fiscal Year 2007” and elsewhere regarding (1) our revenue growth, (2) our gross profits, (3) our research and development efforts and related expenses, (4) our selling, general and administrative expenses, (5) our belief that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to accurately estimate our forfeiture rate for stock-based compensation, (7) our anticipation that we will continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term and/or lease financing and additional sales of equity securities and (8) the possibility of future acquisitions and investments. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

Overview

Exar Corporation and subsidiaries (“Exar” or “We”) design, develop and market high-performance, high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of signals in access, metro and wide area networks over the worldwide communications infrastructure. Our industry-proven analog and digital design expertise, system-level knowledge and standard complementary metal oxide semiconductors (“CMOS”) process technologies provides original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) addressing standards such as T/E carrier, ATM, SONET/SDH and Multi-Protocol Over SONET (“MPOS”). In addition, we have developed a portfolio of clock products that address various system needs for clock generation, distribution, skew adjustment and fail-safe applications.

We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel universal asynchronous receiver transmitters (“UARTs”). UARTs are well suited to increase data transfer efficiency for various industrial, telecommunications and consumer applications.

We design and market IC products that address select applications for the video and imaging markets. Late in fiscal year 2006, we introduced our first SATA/SAS Port-Multiplier product addressing the storage marketplace.

We believe our broad product offerings provide our customers the following benefits:

•	increased bandwidth through the integration of multiple channels on a single device;

•	reduced system noise/jitter to improve data integrity;

•	a single source for a full range of transceivers, mappers and framer solutions and transmission rates;

•	reduced overall system cost and size through the integration of multiple functions on a single device;

•	accelerated time-to-market by allowing customers to focus on core competencies and to outsource standards-based solutions; and

•	unique value-added features and functions.

Our OEM customers include, among others, Adtran Inc. (“Adtran”), Alcatel, Cisco Systems Inc. (“Cisco”), Digi International, Inc. (“Digi International”), Fujitsu Limited (“Fujitsu”), Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD. (“Huawei”), ITT Industries, Inc. (“ITT”), Lucent Technologies, Inc. (“Lucent”), Ericsson/Marconi, Mitsubishi Electronic Corporation of Japan (“Mitsubishi Electronics”), NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Siemens A.G. (“Siemens”), and Tellabs, Inc. (“Tellabs”). For the three months ended June 30, 2006 and 2005, Alcatel represented 12.7% and 10.0% of our net sales, respectively. No other OEM customer accounted for 10% or greater of our net sales in either period.

We market our products in North and South America through independent sales representatives and independent, non-exclusive distributors, as well as our own direct sales organization. Additionally, we are represented in Europe and the Asia/Pacific region by our wholly-owned foreign subsidiaries, independent sales representatives and independent, non-exclusive distributors.

Our international sales represented 56.6% of net sales for the three months ended June 30, 2006 as compared to 48.4% for the same period a year ago. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Foreign subsidiaries’ expenses associated with such sales expose us to fluctuations in currency exchange rates because our foreign subsidiaries’ expenses are denominated in local currency while our sales are denominated in United States dollars. Although international sales within certain countries or international sales comprised of certain products may subject us to tariffs, our profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability, as described in the “Risk Factors” under Part II, Item 1A.

Financial Outlook for Fiscal Year 2007

We believe that near-term market trends are consistent with improvement in end-market demand and that inventories at OEM customers and distributors appear to be at appropriate levels to support end-market demand. Looking forward to the medium to long-term, we believe that broadband connectivity will grow and that carriers will increase their capital spending in the wireline and wireless areas. Therefore, we believe that we should be able to grow our revenue in line with end-market demand. We anticipate that revenue growth will be driven by increased sales from our network and transmission products, serial communications products, and also initial revenue from clock products and products targeting the storage application market. We anticipate that sequential revenue growth for the second quarter of fiscal year 2007 will be similar, on a percentage basis, to that experienced in the first quarter of fiscal year 2007.

We do, however, continue to experience limited ability to predict customer demand and ordering patterns for our communications products as a result of short order-to-delivery times. Our net sales expectations are subject to change as customer demand and related customer component inventory levels change. Our future results of operations and financial condition may be negatively impacted as a result of such factors.

Critical Accounting Policies and Use of Estimates

Our financial statements and accompanying disclosures, which are prepared in conformity with the accounting principles generally accepted in the United States, require that management use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Condensed Consolidated Financial Statements in the period for which they are determined to be necessary. Management believes that we consistently apply these judgments and estimates, and such consistent application fairly represents our Condensed Consolidated Financial Statements and accompanying Notes for all periods presented.

Our most critical accounting policies relate to: (1) net sales; (2) reserves for excess inventories; (3) income taxes; and (4) non-marketable equity securities. Should any of the estimates and judgments used in applying our accounting policies differ from actual results, our Condensed Consolidated Financial Statements could be negatively impacted. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Our accounting policy for share-based payments, which changed in the first quarter of fiscal year 2007 in connection with adoption of the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No.123 (“SFAS 123R”), is described below.

Stock-Based Compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment.” Effective April 1, 2006 we adopted SFAS 123R using the modified prospective method and therefore have not restated prior period results. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest over the requisite service periods beginning on April 1, 2006. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred. Under SFAS 123R, we have elected to continue to use the straight-line attribution method for expensing stock-based compensation used previously under APB 25.

We compute the fair value of stock options utilizing the Black-Scholes model. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and forfeiture rates. We estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior. Our computation of expected volatility is based on historical data of the market closing price for our common stock as reported by The NASDAQ Global Market under the symbol “EXAR” and the expected term of our stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. We estimate the forfeiture rates based on our historical data from pre-vest option forfeitures of the granted stock awards issued.

The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Additionally, quarterly change in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123R-3”). SFAS 123R-3 provides guidance that establishes the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. We have not yet determined a transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R and are not required to make such an election until March 31, 2007.

On March 22, 2006, the Board of Directors approved the full acceleration of vesting of all employee stock options, including options held by our executive officers, with exercise prices in excess of $15.05. Such vesting acceleration does not apply to any options held by our non-employee directors. As a result of the decision to fully accelerate the vesting of stock options, as described above, options to purchase approximately 1.1 million shares of our common stock became fully vested and immediately exercisable effective as of March 22, 2006.

Because the accelerated options have exercise prices in excess of the current market value of our common stock, we believe that the incentive value to our employees of the unvested options is outweighed by the benefit to Exar from the reduction of the potential compensation expense associated with the options under SFAS 123R. The acceleration eliminates future compensation expense we would otherwise recognize in our statements of operations with respect to these options under SFAS 123R. As a result of the action, approximately $4.9 million of stock-based compensation expenses, net of taxes, will be excluded from stock-based compensation for periods subsequent to fiscal year 2006.

In July 2006, Exar’s Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”), and has requested the approval by Exar’s stockholders at its 2006 Annual Meeting of Stockholders. The 2006 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock. The 2006 Plan also allows for performance-based awards. Historically, we have primarily issued stock options to our employees and independent directors with vesting conditions based solely on service. The 2006 Plan allows for performance-based vesting and potentially partial vesting based upon level of performance. This may introduce fluctuation in our stock-based compensation expense should the quantity of performance-based stock options estimated to vest vary from the actual quantity that vest. Also, we will be required to reassess probabilities for vesting and quantities of awards to vest on a quarterly basis, which could lead to frequent revaluation of stock-based compensation.

Results of Operations

For the periods indicated, the following table shows certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes thereto.

	Three Months Ended June 30,
	2006	2005
Net sales	100%	100%
Cost of sales:
Product cost of sales	28.7	31.7
Amortization of purchased intangible assets	1.3	1.3

Total cost of sales	30.0	33.0

Gross profit	70.0	67.0

Operating expenses:
Research and development	36.3	39.2
Selling, general and administrative	36.9	32.6

Total operating expenses	73.2	71.8

Loss from operations	(3.2)	(4.8)

Interest income and other, net	20.4	18.9

Income before income taxes	17.2	14.1
Provision for income taxes	6.2	3.1

Net income	11.0%	11.0%

Net Sales by Product Line

Net sales are comprised of product deliveries principally to OEMs or their contract manufacturers and non-exclusive distributors. We recognize revenue from product sales upon shipment and transfer of title, in accordance with shipping terms specified in the arrangement with the customer. We have agreements with our non-exclusive domestic distributors that provide for estimated returns and allowances to these distributors. We record a reserve for sales returns and allowances at the time of shipment based upon historical patterns of returns and other concessions.

For the three months ended June 30, 2006, Alcatel represented 12.7% of our net sales compared to 10.0% for the same period a year ago. No other OEM customer accounted for 10% or greater of our net sales in either period.

The following table shows product line net sales in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands).

	Three Months Ended June 30
	2006	2005	Change
Net sales:
Communications	$17,572	$15,243	15.3%
Percentage of net sales	96.4%	95.8%
Video, imaging and other	$659	$669	(1.5)%
Percentage of net sales	3.6%	4.2%

Total	$18,231	$15,912

Communications

Communications net sales for the three months ended June 30, 2006 increased by $2.3 million compared to the same period a year ago.

Net sales in the network and transmission market for the three months ended June 30, 2006 increased by $1.0 million, or 18.7% compared to the same period a year ago. Growth in the network and transmission market was primarily due to increased sales volumes of T/E and SONET products that were partially offset by price erosion on a limited number of products.

Net sales in the serial communications market for the three months ended June 30, 2006 increased by $1.3 million, or 13.2% compared to the same period a year ago. Growth in the serial communications market was primarily due to increased sales volumes partially offset by price erosion on a limited number of products. For the three months ended June 30, 2005, net sales in serial communications included $0.3 million in last time buy orders for a product last shipped in December 2005.

Video, Imaging and Other

Video, imaging and other products sales for the three months ended June 30, 2006 were flat compared to the same period a year ago. We continue to pursue limited sales opportunities in this market.

Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2006	2005	Change
Primary distributors	$6,988	$6,706	4.2%
Percentage of net sales	38.3%	42.1%
OEM	$11,243	$9,206	22.1%
Percentage of net sales	61.7%	57.9%

Net sales to our primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”) for the three months ended June 30, 2006, increased 4.2% compared to the same period a year ago.

Net sales to OEMs and their subcontract manufacturers for the three months ended June 30, 2006 increased 22.1% compared to the same period a year ago. The increase was primarily due to increased shipments to Alcatel and Nokia, and increased sales to a broad number of customers and of a variety of serial communications products.

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2006	2005	Change
United States	$7,920	$8,205	(3.5)%
Percentage of net sales	43.4%	51.6%
International	$10,311	$7,707	33.8%
Percentage of net sales	56.6%	48.4%

The decline in United States net sales was primarily attributable to the completion of last time buy orders for a serial communications product as mentioned above. The growth in international net sales by geographic market was: Europe (59%) as a result of increased sales to Alcatel and Nokia; and Japan (60%) and Asia (13%) due to increased sales to a broad number of customers and of a variety of serial communications products.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2006	2005	Change
Gross profit	$12,759	$10,661	19.7%
Percentage of net sales	70.0%	67.0%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, testing, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with the ON acquisition; and

•	provisions for excess and obsolete inventory.

The increase in gross profit as a percentage of net sales for the three months ended June 30, 2006 as compared to the same period a year ago was primarily due to improved manufacturing efficiencies associated with increased sales volume. Stock-based compensation expense recorded in cost of sales for the three months ended June 30, 2006 was $25,000.

The amortization of purchased intangible assets associated with the ON acquisition of $0.2 million per quarter will continue to affect gross profit through fiscal year 2012. We anticipate that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, fluctuations in manufacturing costs, competitive pricing, changes in product mix and future amortization of any additional licensed technology, among other factors.

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2006	2005	Change
Total research and development	$6,614	$6,232	6.1%
Percentage of net sales	36.3%	39.2%

Research and development expenses consist primarily of:

•	salaries, stock-based compensation and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment and

•	facility expenses.

The increase in R&D expenses for the three months ended June 30, 2006 as compared to the same period a year ago was primarily a result of stock-based compensation expense of $0.3 million. In addition, R&D expense was impacted by increased engineering design software license fees partially offset by lower labor related costs.

We believe that technological innovation is critical to our long-term success, and we intend to continue to invest in R&D to enhance our product offerings to meet the current and future technological requirements of our customers and markets. Some aspects of our R&D efforts require significant short-term expenditures, such as mask tooling for advanced technology products, the timing of which may cause significant fluctuations in our R&D expenses. We believe that R&D expenses in the current fiscal year will likely increase in absolute dollars as compared to R&D expenses of the prior fiscal year due to stock-based compensation, the higher development costs of tooling products at 0.18u/0.13u technologies, and more complex packaging technologies. We expect R&D expenses to increase as a percentage of net sales due to the addition of stock-based compensation.

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2006	2005
Total SG&A	$6,734	$5,186	29.8%
Percentage of net sales	36.9%	32.6%

Selling, general and administrative expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional fees; and

•	facility expenses.

The increase in SG&A expenses for the three months ended June 30, 2006 as compared to the same period a year ago was primarily a result of stock-based compensation expense of $0.7 million and a one-time charge of $0.7 million in connection with a separation agreement with our chief financial officer. In addition, SG&A expense was impacted by consulting fees associated with our Board of Directors’ compensation study of $0.2 million and increased sales commissions, partially offset by lower labor related costs and reduced depreciation for our ERP system.

We believe that SG&A expenses will increase in absolute dollars due to stock-based compensation, sales commissions, professional fees, legal costs and costs of any corporate governance or other activity under or at the direction of the Board of Directors. We expect SG&A expense to fluctuate with legal costs and the timing of employer payroll taxes. We also expect SG&A expenses to increase as a percentage of net sales due to the addition of stock-based compensation.

Interest Income and Other, Net

The following table shows interest income and other, net in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2006	2005
Interest income and other, net	$3,714	$3,000	23.8%
Percentage of net sales	20.4%	18.9%

Interest income and other, net primarily consists of:

•	interest income; and

•	realized gains on marketable securities.

The increase in interest income and other, net during the three months ended June 30, 2006 as compared to the same period a year ago was due to higher interest earned on cash and cash equivalents and short-term marketable securities as a result of increasing market interest rates partially offset by lower cash equivalents and marketable securities due to the $120.8 million used to complete our Modified “Dutch Auction” Self Tender Offer in the second quarter of fiscal year 2006.

Provision for Income Taxes

We compute income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the first quarter of fiscal year 2007, we estimated our effective income tax rate for fiscal year 2007 to be 35.9% as compared to our effective income tax rate for fiscal year 2006 of 26.4%. The increase in our estimated effective income tax rate reflects higher expected pre-tax book income, the suspension of the federal R&D credit and the impact of nondeductible stock-based compensation expense upon our adoption of SFAS123R in the first quarter of fiscal year 2007.

Liquidity and Capital Resources

We do not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts, nor do we have any synthetic leases. At June 30, 2006, we had no foreign currency contracts outstanding.

Our principal sources of liquidity during the three months ended June 30, 2006 were cash and cash equivalents and short-term marketable securities, which, in the aggregate, increased by $7.3 million to $336.9 million at June 30, 2006 from $329.5 million at March 31, 2006. Cash and cash equivalents increased by $33.5 million during the three months ended June 30, 2006 resulting primarily from net cash provided by investing activities of $25.6 million.

We generated net cash flows from operating activities of $3.5 million and $1.0 million during the three month periods ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006, net cash from operating activities resulted from net income of $2.0 million and $3.5 million in non-cash charges for depreciation and amortization expense, stock-based compensation and the provision for sales returns and allowances and an increase in income taxes payable of $0.9 million. These sources of cash were partially offset by increases in prepaid expenses and other assets and accounts receivable of $1.7 million and $0.7 million, respectively.

Net cash provided by investing activities totaled $25.6 million during the three months ended June 30, 2006 as compared to net cash provided by investing activities of $7.2 million during the three months ended June 30, 2005. During the three months ended June 30, 2006, our investing activities included proceeds from the sales and maturities of $53.8 million of short-term marketable securities partially offset by purchases of $27.3 million in short-term marketable securities, and purchases of property, plant and equipment of $0.5 million. During the three months ended June 30, 2005, our investing activities included proceeds from the maturities of $35.8 million of short-term marketable securities partially offset by purchases of $17.0 million in short-term marketable securities, $11.1 million for the purchase of assets in the ON acquisition, and purchases of property, plant and equipment of $0.4 million.

Of the $5.0 million obligation to the Skypoint Telecom Fund II (US), L.P. (the “Skypoint Fund”), we have funded $3.2 million, as of June 30, 2006, and are contractually obligated to contribute the remaining capital of $1.8 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. All subsequent capital contributions, up to the $5.0 million capital commitment, must be for portfolio companies invested in by the Skypoint Fund prior to June 18, 2007. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and/or short-term marketable securities.

Net cash provided by financing activities totaled $4.6 million in the three months ended June 30, 2006 as compared to net cash provided by financing activities of $1.4 million in the three months ended June 30, 2005. During the three months ended June 30, 2006, our financing activities reflected proceeds from the issuance of shares of common stock, representing proceeds from the exercise of stock options under our stock option plans and the purchase of shares of common stock under our Employee Stock Participation Plan. During the three months ended June 30, 2005, our financing activities included proceeds of $2.8 million from the issuance of common stock, representing proceeds from the issuance of shares of common stock upon the exercise of stock options under our stock option plans and the purchase of shares of common stock under our Employee Stock Participation Plan. This amount was partially offset by our repurchase of 100,000 shares of our common stock for $1.3 million.

To date, inflation has not had a significant impact on our operating results.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from our stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of our common stock. We did not repurchase shares under this program in the three months ended June 30, 2006. During the three months ended June 30, 2005, we acquired 100,000 shares of its common stock for $1.3 million. At June 30, 2006, we had $28.1 million remaining under the currently authorized $40.0 million stock repurchase program. In the future, we may, from to time to time, utilize the stock repurchase program to acquire additional shares of our outstanding common stock, which would reduce cash, cash equivalents and/or short-term marketable securities available to fund future operations and meet other liquidity requirements.

We anticipate that we will continue to finance our operations with cash flows from operations, existing cash balances and the sale of short-term marketable securities. The combination and the sources of capital will be determined by management based on our current needs and the prevailing market conditions. We believe that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy our working capital requirements, capital equipment acquisition, and share repurchase needs for at least the next twelve months. From time to time, we evaluate potential business arrangements and equity investments complementary to our design expertise and to accelerate various strategic initiatives. If we pursue, or position ourselves to pursue these transactions, or for any other reason, we may seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us, if at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

Recent Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity. We are required to adopt FIN 48 beginning April 1, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations. Exar is exposed to foreign currency fluctuations primarily through our foreign operations. This exposure is the result of foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, we may enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts.

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For the three months ended June 30, 2006, we did not have significant foreign currency denominated net assets or net liabilities, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2006, short-term investments consisted of government and corporate securities of $115.7 million. We did not have long-term investments at June 30, 2006. At June 30, 2006, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $0.8 million, before the effect of income taxes.

Our net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If interest rates decline or we are unable to realize gains from the sale of marketable securities, our net income may be negatively impacted.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”). We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Form 10-Q. This Evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”), who is currently our principal executive officer and principal financial officer.

CEO and CFO Certifications. Attached as Exhibits 31.1 and 31.2 of this Form 10-Q are the certifications of the CEO as principal executive officer and principal financial officer in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”). This section of the Form 10-Q provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Disclosure Controls. Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to provide for the accumulation and communication of information to our management, including the CEO, in order to allow timely decisions regarding required disclosures.

Effectiveness of Disclosure Controls. Our management, including the CEO, does not expect that the Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of the Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion. Based on the Evaluation, the CEO as principal executive officer and principal financial officer has concluded that our Disclosure Controls are effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting.

Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserts causes of action against Exar for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson seeks unspecified monetary damages and unspecified injunctive relief. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. The Court granted Ericsson leave to file its Third Amended Complaint on April 28, 2006. We answered Ericsson’s Third Amended Complaint on May 30, 2006. The Court recently continued the trial from September 29, 2006 to March 29, 2007, and discovery is continuing. On May 16, 2006, Ericsson moved to have the Santa Clara County action discussed below transferred and coordinated with the San Diego County action. On June 22, 2006, the Court granted Ericsson’s motion to transfer and coordinate. The Santa Clara County action is presently being transferred to San Diego County. We dispute the allegations in Ericsson’s Third Amended Complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Ericsson will result in liability. As of June 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is also scheduled for March 29, 2007. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Vicor will result in liability. As of June 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

On March 4, 2005, we filed a complaint in Santa Clara County Superior Court against Vicor. In the complaint, we sought a declaration regarding the respective rights and obligations, including warranty and indemnity rights and obligations, under the written contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, we sought a declaration that we were not responsible for any damages that Vicor must pay to Ericsson or any other customer of Vicor arising from claims that Vicor sold allegedly defective products.

On March 17, 2005, Vicor filed a cross-complaint against us and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego County action discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, we filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara County Superior Court sustained our demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties’ respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that we were obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. We answered Vicor’s amended cross-complaint on September 2, 2005. On April 10, 2006, Vicor moved to have the San Diego County action transferred to Santa Clara County and coordinated with the action in Santa Clara County. On June 6, 2006, the Court deferred deciding Vicor’s motion until the Court in the San Diego County action could rule on a similar motion pending in that action. As discussed above, the Court in the San Diego County action granted Ericsson’s motion to transfer and coordinate the Santa Clara County action with the San Diego County action in San Diego County. The Santa Clara County action is presently being transferred to San Diego County. No trial date has been set. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Vicor will result in liability. As of June 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

We are not currently a party to any other material legal proceeding.

ITEM 1A. RISK FACTORS

We are subject to a number of risks. Some of these risks are endemic to the high-technology industry and are the same or similar to those disclosed in our previous SEC filings, and some new risks may arise in the future. You should carefully consider all of these risks and the other information in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 before investing in us. The fact that certain risks are endemic to the high-technology industry does not lessen the significance of these risks.

As a result of these risks, our business, financial condition or results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, and stockholders might lose some or all of their investment.

IF WE FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS IN OUR CORE OR NEW MARKETS THAT MEET EVOLVING MARKET NEEDS AND WE ARE UNABLE TO GROW REVENUES, THEN OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

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

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

Our financial results may fluctuate significantly. Some of the factors that affect our financial results, many of which are difficult or impossible to control or predict, are:

•	our difficulty predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners coupled with a high number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by our customers and channel partners due to, among others, the following factors;

•	management of customer, subcontractor and/or channel inventory;

•	dependency on a single product with a single customer;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	temporary disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	the inability of our customers to obtain components from their other suppliers; and

•	disruption in the sales or distribution channels;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that our customers purchase;

•	risks associated with entering new markets, such as increased competition, should we decide to do so;

•	the announcement or introduction of products by our competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain adequate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and suppliers;

•	discontinuance of wafer fabrication or packaging technologies by our suppliers;

•	if wafer fabrications or packaging and test suppliers discontinue or experience extended disruption of supply, we may incur increased costs to obtain alternative suppliers or investment in inventory to meet continuity of supply obligations to customers;

•	temporary disruptions in our or our customers’ supply chain due to natural disaster, fire, outbreak of communicable diseases such as the Avian Flu, or labor disputes;

•	fluctuations in the manufacturing output, yield capabilities, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increase in manufacturing costs;

•	increase in mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with shareholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	increased costs and time associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record expenses for stock-based compensation;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and/or

•	legislators’ desire or ability to renew favorable tax legislation in a timely manner, which may subject our tax provision to volatility.

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

Periodic declines or fluctuations in corporate profits, lower capital equipment spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our revenue and profitability have generally followed market fluctuations of the communications equipment industry. These market fluctuations have affected carrier capital equipment spending which in turn has affected the demand for our customers’ products, thus affecting our revenues and profitability. Communications service providers and equipment manufacturers continue to experience consolidation in their industries. Although there currently appears to be positive signs for growth, delay or reduction in anticipated communications equipment spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

We are unable to predict the timing, strength or duration of the communications market recovery or effects of equipment manufacturer consolidation. If the sector does not continue to recover measurably, or declines, our business, financial condition and results of operations may be materially and adversely impacted.

WE MAY NOT INTEGRATE ACQUIRED TECHNOLOGY SUCCESSFULLY.

We have acquired and may in the future acquire intellectual property to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks such as successful technical integration into existing products, market acceptance of new products, and achievement of planned return on investment. The potential failure of product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs.

COMPETITION IN THE MARKETS IN WHICH WE PARTICIPATE, OR MAY PARTICIPATE, MAY MAKE IT MORE DIFFICULT FOR US TO BE SUCCESSFUL.

We compete against an established group of semiconductor companies that focus on similar markets. These competitors include Applied Micro Circuits Corporation, Integrated Device Technology Inc., Mindspeed Technologies Inc., PMC Sierra Inc., Royal Philips Electronics, Texas Instruments Incorporated, TranSwitch Corporation, Vitesse Semiconductor Corporation and Wolfson Microelectronics plc. Additionally, we are facing competition from other established companies and start-up businesses that seek to enter the markets in which we participate.

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

We do not own or operate a semiconductor fabrication facility, or a foundry. Most of our products are based on complementary metal oxide semiconductor, or CMOS, processes. Chartered Semiconductor Manufacturing Ltd., or Chartered, located in Singapore, manufactures the majority of the CMOS wafers from which our products are manufactured. Chartered produces semiconductors for many other companies (many of which have greater requirements than us), and therefore we may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, we rely on Chartered’s continued financial health and ability to continue to invest in smaller geometry manufacturing processes and foundries.

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

We do not have long-term wafer supply agreements with Chartered or our other foundries that would guarantee wafer or product quantities, prices, delivery or lead times. Rather, the foundries manufacture our products on a purchase order basis. We provide Chartered and our other foundries with rolling forecasts of our production requirements. However, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. In addition, we cannot be certain that we will continue to do business with Chartered or our other foundries on terms as favorable as our current terms. Significant risks associated with our reliance on third party foundries include:

•	the lack of assured process technology and wafer supply;

•	financial and operating stability of the foundries;

•	limited control over delivery schedules;

•	limited manufacturing capacity of the foundries;

•	limited control over quality assurance, manufacturing yields and production costs; and/or

•	potential misappropriation of our intellectual property.

We could experience a substantial delay or interruption in the shipment of our products or an increase in our costs due to any of the following:

•	a manufacturing disruption experienced by foundries utilized by us or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by one of our foundries;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products;

•	failure of our suppliers to obtain raw materials and equipment;

•	financial and operating stability of the foundry or any of our suppliers;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, political instability, natural disasters; and/or

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of our products.

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

We depend on independent subcontractors in Asia for all of the assembly and the majority of the testing of our products. Our reliance on these subcontractors involves the following risks:

•	our reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of our subcontractors;

•	long term financial stability of our subcontractors and their ability to invest in new capabilities and/or expand capacity to meet increasing demand;

•	disruption of services due to the outbreak of communicable diseases such as the Avian Flu, acts of terrorism, natural disasters, labor disputes, or civil unrest;

•	disruption of manufacturing or test services due to relocation of subcontractor manufacturing facilities;

•	subcontractors imposing higher minimum order quantities for substrates;

•	failure of our subcontractors to obtain the raw materials and equipment;

•	increasing cost of raw materials resulting in higher package costs;

•	entry into “take-or-pay” agreements;

•	additional costs to qualify local assembly subcontractors for prototypes;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	reallocation or limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain our subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of our products;

•	limited warranties from our subcontractors for products assembled and tested for us;

•	possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by us and the possible inability to obtain an alternate source to supply the package;

•	potential increases in assembly and test costs; and/or

•	third party subcontractors’ abilities to transition to smaller package types and to new package compositions.

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

WE DEPEND IN PART ON THE CONTINUED SERVICE OF OUR KEY ENGINEERING AND MANAGEMENT PERSONNEL AND OUR ABILITY TO IDENTIFY, HIRE, INCENTIVIZE AND RETAIN QUALIFIED PERSONNEL. IF WE LOST KEY EMPLOYEES OR FAILED TO IDENTIFY, HIRE, INCENTIVIZE AND RETAIN THESE INDIVIDUALS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

Our future success depends, in part, on the continued service of our key design engineering, technical, sales, marketing and executive personnel and our ability to identify, hire, incentivize, and retain other qualified personnel.

In the future, we may not be able to continue to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the management of our business. Competition for skilled employees having specialized technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which we compete. Volatility or lack of positive performance in our stock price and the ability to offer options to as many key employees or in amounts consistent with past practices, as a result of regulations regarding the expensing of options, may also adversely affect our ability to retain key employees, all of whom have been granted stock options. The failure to retain and recruit, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm our business, financial condition and results of operations.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD REQUIRES US TO EXPENSE STOCK-BASED COMPENSATION GIVEN TO EMPLOYEES AND NON-EMPLOYEE DIRECTORS AND SIGNIFICANTLY AFFECTS OUR OPERATING RESULTS.

We historically have used, and will continue to use stock-based compensation as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Stock-based compensation is also utilized to attract and retain non-employee directors. As of April 1, 2006, we adopted the Financial Accounting Standards Board Statement No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires that we record stock-based compensation expense in our statement of operations for awards, such as employee stock options, using the fair value method. The adoption of this new standard has a significant effect on our reported earnings, although it does not affect our cash flows, and adversely impacts our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based payments. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

OUR RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales accounted for 56.6% and 48.4% of net sales for the three months ended June 30, 2006 and 2005, respectively. International sales will likely continue to account for a significant portion of our revenues, which would subject us to the following risks:

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

We sell many of our products through two non-exclusive distributors and numerous sales representatives. Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. Moreover, we depend on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. We believe that our success will continue to depend on these distributors and sales representatives. If some or all of our distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business, financial condition and results of operations could be adversely affected.

BECAUSE OUR COMMUNICATIONS INTEGRATED CIRCUITS TYPICALLY HAVE LENGTHY SALES CYCLES, WE MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF REVENUE DERIVED FROM THESE PRODUCTS.

A significant portion of our revenue is derived from selling integrated circuits to communications equipment vendors. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete their design, test and evaluation process and begin to ramp up production, a period which typically lasts an additional nine months. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our communications products by our customers. Due to the length of the communications equipment vendors’ product development cycle, the risk of project cancellation by our customers is present for an extended period of time.

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

We have undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include, among others:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment, or the original investment may become impaired;

•	failure to satisfy the strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and/or

•	the diversion of management’s attention from normal daily operations of the business.

Additional risks involved with acquisitions include, among others:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulty in supporting acquired products or technologies;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain key personnel;

•	unexpected capital equipment outlays and related expenses;

•	difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and/or

•	becoming subject to litigation.

Risks involved with strategic equity investments include, among others:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive a favorable return on our investments or incur losses from these investments, or the original investment may become impaired;

•	a changed or poorly executed strategic plan; and/or

•	the opportunity cost associated with committing capital in such investments.

We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any delays or other such operations or financial problems could adversely impact our business, financial condition and results of operations.

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

More specifically, our pending patent applications or any future applications may not be approved, and any issued patents may not provide us with competitive advantages or will not be challenged by third parties. If challenged, our patents may be found to be invalid or unenforceable, and the patents of others may have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

WE COULD BE REQUIRED TO PAY SUBSTANTIAL DAMAGES OR COULD BE SUBJECT TO VARIOUS EQUITABLE REMEDIES IF IT WERE PROVEN THAT WE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patents and other intellectual property rights. If a third party were to prove that our technology infringed its intellectual property rights, we could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of our products. If we were required to pay such license fees whenever we sold our products, such fees could exceed our revenue. In addition, if it were proven that we willfully infringed a third party’s proprietary rights, we could be held liable for three times the amount of the damages that we would otherwise have to pay. Such intellectual property litigation could also require us to:

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

OUR STOCK PRICE IS VOLATILE.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	product delays or setbacks by us, our customers or our competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of our performance by securities analysts;

•	decreases in the value of our investments, thereby requiring an asset impairment charge against earnings;

•	repurchasing shares of our common stock;

•	announcements of merger or acquisition transactions;

•	the impact of expensing stock options; and/or

•	general global economic and market conditions.

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

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 are as follows:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Exar Corporation.(a)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(b)
3.3	Amended and Restated Bylaws of the Company.(c)
10.1	Separation Agreement between the Company and Ronald W. Guire, dated June 29, 2006.(d)
31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Filed as an exhibit to the Company’s Annual Report on Form 10–K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

(b) Filed as an exhibit to the Company’s Current Report on Form 8–K, filed on June 23, 2000, and incorporated herein by reference.

(c) Filed as an exhibit to the Company’s Current Report on Form 8–K filed on November 2, 2005, and incorporated herein by reference.

(d) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 6, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

August 8, 2006	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian) Chief Executive Officer, President, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)