Form 10-K/A
period 2006-03-31
EXAR CORP
filed 2006-11-08
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, originally filed on June 12, 2006 (the “Original Filing”) and Amendment No. 1 on Form 10-K/A filed on July 27, 2006 (“Amendment No. 1”) . The Registrant is filing this Amendment in order to refile Exhibit 32.1, Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Exhibit 32.2, Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in each case in order to file new certifications showing dates of execution of November 8, 2006. This Amendment covers only the periods covered by the Original Filing and Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing or Amendment No. 1, other than to combine the Original Filing and Amendment No. 1 in this Amendment.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2006

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-” Outlook for Fiscal Year 2007” and elsewhere regarding (1) the Company’s market share and competitive position, (2) the Company’s revenue growth, (3) the Company’s belief that its success will continue to depend on its distributors and sales representatives, (4) the Company’s product enhancements (5) the Company’s design wins, (6) the Company’s gross profits, (7) the Company’s research and development efforts and related expenses, (8) the Company’s selling, general and administrative expenses (9) the Company’s belief that its cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (10) the effect of interest rates on the Company’s interest income, (11) the Company’s anticipation that it will continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term and/or lease financing and additional sales of equity securities and (12) the possibility of future acquisitions and investments. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to: the information contained under the captions “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company disclaims any obligation to update information in any forward-looking statement.

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

The network infrastructure — a highway of interconnections — must transmit varied traffic (voice, data and video) at different speeds over the Internet. To accomplish this, OEMs are designing complex ICs in multi-service equipment leveraging industry standard protocols and high data transmission speeds enabling networks to communicate with each other. In North America, the high-speed data traffic standard is Synchronous Optical Network (“SONET”), and in most of the rest of the world, it is Synchronous Data Hierarchy (“SDH”). Over optical fiber, the SONET/SDH standard ensures network reliability, data integrity and the interoperability of equipment deployed across the network from different manufacturers. Additionally, carriers are ramping up triple play services (voice, data and video) over converged wireless and wireline infrastructure using standards-based Multi-protocol over SONET/SDH solutions and on “greenfield” deployments using native Ethernet based technologies, while making sure that reliable and seamless services are offered across these multiple inter-networking domains. Beyond the wireline infrastructure, wireless services have also evolved during this period with more carriers offering consumers advanced capabilities such as video conferencing and wireless TV services.

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

Employees

As of March 31, 2006, the Company employed 255 full-time employees, with 118 in research and development, 44 in operations, 49 in marketing and sales and 44 in administration. Of the 118 research and development employees, 51 hold advanced degrees. The Company’s ability to attract, motivate and retain qualified personnel is essential to its continued success. See “Part I, Item 1A..Risk Factors” None of the Company’s employees is represented by a collective bargaining agreement, nor has the Company ever experienced a work stoppage due to labor issues. The Company believes its employee relations are good.

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

The markets for our products are characterized by:

•	changing technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing costs of product development.

•	long design-to-production cycles;

•	competitive solutions;

•	frequent product introductions and enhancements;

•	increasing functional integration;

•	increasing price pressure;

•	moderate to slow growth;

•	capital equipment spending levels and/or deployment; and/or

•	changing competitive landscape (consolidation, financial conditions).

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

We use semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture the significant portion of our products. Our dependence on these subcontractors involves the following risks:

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

	YEARS ENDED MARCH 31,
	2006(A)	2005(B)	2004(C)	2003(D,E)	2002(F)
	(In thousands, except per share amounts)
Consolidated Statements of Operation Data:
Net sales	$67,024	$57,369	$67,196	$67,008	$54,988
Gross profit	45,475	39,156	43,959	36,811	30,964
Income (loss) from operations	(507)	(2,321)	2,747	(4,221)	(8,882)
Net income (loss)	7,786	5,319	4,636	(32,300)	4,028

Net income (loss) per share:
Basic	$0.20	$0.13	$0.11	($0.81)	$0.10
Diluted	$0.20	$0.13	$0.11	($0.81)	$0.10

Shares used in computation of net income (loss) per share:
Basic	38,152	41,532	40,656	39,674	38,921
Diluted	38,510	42,423	42,510	39,674	41,996

	AS OF MARCH 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term and long-term marketable securities	$329,528	$446,285	$436,996	$422,110	$404,201
Working capital	335,896	447,292	437,881	368,489	351,867
Total assets	401,397	503,203	495,885	479,225	503,035
Long-term obligations	222	265	265	312	385
Retained earnings	90,140	82,354	77,035	72,399	104,699
Stockholders’ equity	$387,405	$490,047	$480,271	$466,766	$491,505

(A)	Fiscal 2006 included impairment charges of $1.2 million related to the Company’s investment in TechFarm Ventures (Q), L.P. (“TechFarm Fund”).
(B)	Fiscal 2005 included a gain on legal settlement of $1.2 million.
(C)	Fiscal 2004 included impairment charges of $6.0 million related to the Company’s investment in IMC Semiconductor, Inc. (“IMC”) ($5.0 million) and TechFarm Fund ($1.0 million).
(D)	Fiscal 2003 included a charge of $2.3 million to cost of sales related to the write-down of inventory the Company determined to be excess.
(E)	Fiscal 2003 included impairment charges of $35.9 million related to the Company’s investment in IMC ($35.4 million) and TechFarm Fund ($0.5 million).
(F)	Fiscal 2002 included an impairment charge of $0.7 million related to the Company’s investment in TechFarm Fund.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its most critical accounting policies and estimates to be as follows: (1) net sales; (2) reserves for excess inventories; (3) income taxes; and (4) non-marketable equity securities, which are addressed below. The Company also has other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding the Company’s results. For additional information, see “Part II, Item 8.”Financial Statements and Supplementary Data,” and “Notes to Consolidated Financial Statements Note 2—Accounting Policies.” Although the Company believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

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

Results of Operations

The following table shows certain Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Fiscal Years Ended March 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Product cost of sales	30.8	31.7	34.6
Amortization of purchased intangible assets	1.4	—	—

Total cost of sales	32.2	31.7	34.6

Gross profit	67.8	68.3	65.4

Operating expenses:
Research and development	36.8	38.4	32.5
Selling, general and administrative	31.8	36.0	28.8

Total operating expenses	68.6	74.4	61.3

Gain from legal settlement	—	2.1	—

Income (loss) from operations	(0.8)	(4.0)	4.1

Other income, net:
Interest and other income, net	18.3	14.9	10.6
Other-than-temporary loss on long-term investment	(1.8)	—	(8.9)

Total other income, net	16.5	14.9	1.7

Income before income taxes	15.8	10.9	5.8
Provision for income taxes	4.2	1.6	(1.1)

Net income	11.6%	9.3%	6.9%

Net Sales by Product Line

The following table shows net sales by product line in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004	2006 vs 2005 Change	2005 vs 2004 Change
Net sales:
Communications	$63,995	$52,720	$54,489	$11,275	$(1,769)
Percentage of net sales	95.5%	91.9%	81.1%
Video, Imaging and Other	$3,029	$4,649	$12,707	$(1,620)	$(8,058)
Percentage of net sales	4.5%	8.1%	18.9%

Total net sales	$67,024	$57,369	$67,196	$9,655	$(9,827)

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

Net Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004	2006 vs 2005 Change	2005 vs 2004 Change
Primary distributors	$26,838	$21,130	$22,627	$5,708	$(1,497)
Percentage of net sales	40.0%	36.8%	33.7%
OEM	$40,186	$36,239	$44,569	$3,947	$(8,330)
Percentage of net sales	60.0%	63.2%	66.3%

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

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004	2006 vs 2005 Change	2005 vs 2004 Change
United States	$32,615	$28,188	$31,219	$4,427	$(3,031)
Percentage of net sales	48.7%	49.1%	46.5%
International	$34,409	$29,181	$35,977	$5,228	$(6,796)
Percentage of net sales	51.3%	50.9%	53.5%

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

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004	2006 vs 2005 Change	2005 vs 2004 Change
Gross Profit	$45,475	$39,156	$43,959	$6,319	$(4,803)
Percentage of net sales	67.8%	68.3%	65.4%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with the ON acquisition; and

•	provision for excess and obsolete inventory.

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

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004	2006 vs 2005 Change	2005 vs 2004 Change
Research and development	$24,691	$22,025	$21,819	$2,666	$206
Percentage of net sales	36.8%	38.4%	32.5%

Research and development costs consist primarily of:

•	the salaries and related expenses of employees engaged in product research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, mask tooling costs, supplies and services and use of in-house test equipment; and

•	facilities expenses.

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

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004	2006 vs 2005 Change	2005 vs 2004 Change
Selling, general and administrative	$21,291	$20,660	$19,393	$631	$1,267
Percentage of net sales	31.8%	36.0%	28.8%

Selling, general and administrative expenses consist primarily of:

•	salaries and related expenses;

•	sales commissions;

•	professional and legal fees;

•	proxy costs; and

•	facilities expenses.

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

Other Income, Net

The following table shows other income, net in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004	2006 vs 2005 Change	2005 vs 2004 Change
Other income, net:
Interest income and other, net	$12,304	$8,593	$6,833	$3,711	$1,760
Other-than-temporary loss on long-term investments	(1,215)	—	(6,000)	(1,215)	6,000
Net realized gain (loss) on marketable securities	(7)	(47)	306	40	(353)

Total other income, net	$11,082	$8,546	$1,139	$2,536	$7,407
Percentage of net sales	16.5%	14.9%	1.7%

Other income (loss), net primarily consists of:

•	interest income;

•	realized gains (losses) on marketable securities;

•	gains or losses resulting from investments in non-marketable equity securities and venture funds;

•	impairment charges; and

•	gains or losses on the sale of equipment.

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

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2006 (in thousands):

	Fiscal Years Ended March 31,
Contractual Obligations	2007	2008	2009	2010	2011		Thereafter	Total
Purchase Obligations (1)	$4,080	$575	$435	$—	$		$—	$5,090
Venture Investment Commitments
(Skypoint Fund) (2)	2,152	—	—	—		—	—	2,152
Remediation commitment (3)	53	53	53	53		19	—	231
Lease Obligations	81	19	19	5		—	—	124

Total	$6,366	$647	$507	$58		$19	$—	$7,597

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from its existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Skypoint Fund's General Partner.
(3)	The commitment relates to the environmental clean-up at the former location of Micro Power Systems, Inc.

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

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance, March 31, 2003	40,329,609	398,606	(245,000)	(4,611)	72,399	372	466,766
Comprehensive income:
Net income					4,636		4,636	$4,636
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $50						66	66	66
Unrealized gains (losses) on marketable securities net of tax benefit of $59						(88)	(88)	(88)

Comprehensive income								$4,614

Exercise of stock options	1,075,379	7,343					7,343
Stock issued under employee stock participation plan	120,042	1,490					1,490
Income tax benefit from stock option exercises		97					97
Acquisition of treasury stock			(2,110)	(39)			(39)

Balance, March 31, 2004	41,525,030	407,536	(247,110)	(4,650)	77,035	350	480,271

Comprehensive income:
Net income					5,319		5,319	$5,319
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $43						(64)	(64)	(64)
Unrealized gains (losses) on marketable securities net of tax benefit of $547						(1,356)	(1,356)	(1,356)

Comprehensive income								$3,899

Exercise of stock options	846,471	6,360					6,360
Stock issued under employee stock participation plan	135,530	1,614					1,614
Income tax benefit from stock option exercises		1,567					1,567
Acquisition of treasury stock			(250,000)	(3,664)			(3,664)

Balance, March 31, 2005	42,507,031	$417,077	(497,110)	$(8,314)	$82,354	$(1,070)	$490,047

Comprehensive income:
Net income					7,786		7,786	$7,786
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $37						62	62	62
Unrealized gains (losses) on marketable securities net of tax benefit of $254						591	591	591

Comprehensive income								$8,439

Exercise of stock options	1,220,904	10,021					10,021
Stock issued under employee stock participation plan	140,620	1,559					1,559
Income tax benefit from stock option exercises		1,592					1,592
Issuance of common stock for services	30,000	—					—
Acquisition of treasury stock			(7,770,000)	(124,388)			(124,388)
Amortization of deferred stock based compensation		135					135

Balance, March 31, 2006	43,898,555	$430,384	(8,267,110)	$(132,702)	$90,140	$(417)	$387,405

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$7,786	$5,319	$4,636
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,745	5,309	4,904
Amortizaton of stock based compensation	135	—	—
Income tax benefit from stock option exercises	1,592	1,568	97
Provision for sales returns and allowances	3,231	2,417	2,540
Other-than-temporary loss on long-term investments	1,215	—	6,000
Deferred income taxes	112	1,551	(2,768)
Changes in operating assets and liabilities:
Accounts receivable	(6,761)	882	(5,463)
Inventories	(1,872)	524	(1,290)
Prepaid expenses and other assets	(968)	(3,585)	687
Accounts payable	432	(405)	310
Accrued compensation and related benefits	(175)	250	556
Accrued sales commissions and other accrued expenses	496	(910)	793
Income taxes payable	702	(1,620)	1,505

Net cash provided by operating activities	11,670	11,300	12,507

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,049)	(3,097)	(5,769)
Purchase of short-term marketable securities	(64,169)	(974,396)	(1,082,148)
Proceeds from sales and maturities of short-term marketable securities	111,044	1,205,881	1,053,448
Distribution of (contribution to) long-term investments, net	(129)	(604)	(615)
Acquisiton of ON business from Infineon	(11,420)	—	—

Net cash provided by (used in) investing activities	30,277	227,784	(35,084)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,580	7,974	8,833
Repurchase of common stock	(124,388)	(3,664)	(39)

Net cash provided by (used in) financing activities	(112,808)	4,310	8,794
Effect of exchange rate changes on cash	93	(106)	116

Net increase (decrease) in cash and cash equivalents	(70,768)	243,288	(13,667)
Cash and cash equivalents at the beginning of period	258,378	15,090	28,757

Cash and cash equivalents at the end of period	$187,610	$258,378	$15,090

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$351	$292	$431

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

Inventories consisted of the following (in thousands):

	March 31, 2006	March 31, 2005
Work-in-process	$3,616	$1,909
Finished goods	1,915	1,750

Inventories	$5,531	$3,659

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

The Company sells its products to distributors and OEMs throughout the world. For the year ended March 31, 2006, worldwide sales through primary distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 40.0% of net sales. Future Electronics (“Future”) continues to be the Company’s largest distributor. Future, on a worldwide basis, represented 24.1%, 20.4%, and 20.3% of net sales in fiscal years ended March 31, 2006, 2005 and 2004, respectively. The Company’s second largest distributor, Nu Horizons Electronics Corp. (“Nu Horizons”), accounted for 15.9%, 16.4%, and 13.4% of net sales in fiscal years ended March 31, 2006, 2005 and 2004, respectively. Alcatel accounted for 10.5% of the Company’s net sales for the fiscal year ended March 31, 2006. For fiscal years ended March 31, 2005 and 2004, no OEM customer accounted for 10% or more of the Company’s net sales.

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

The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows:

	Fiscal Years Ended March 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net income - as reported	$7,786	$5,319	$4,636
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	82	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(11,668)	(13,120)	(20,984)

Net loss - Pro forma	$(3,800)	$(7,801)	$(16,348)

As reported:
Earnings per share - Basic	$0.20	$0.13	$0.11
Earnings per share - Diluted	0.20	0.13	0.11

Pro forma:
Loss per share - Basic and diluted	$(0.10)	$(0.19)	$(0.40)

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Option activity under the option plans was as follows:

	Fiscal Years Ended March 31,
	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of period	9,221,732	$18.13	8,678,790	$17.99	10,483,967	$22.47
Granted	1,282,812	12.73	1,803,526	14.69	1,390,789	16.33
Exercised	(1,220,904)	8.48	(846,471)	7.51	(1,075,379)	6.82
Cancelled	(1,774,742)	24.63	(414,113)	21.90	(2,120,587)	44.70

Outstanding at end of period	7,508,898	17.34	9,221,732	18.13	8,678,790	17.99
Exercisable at end of period	6,320,416	$18.17	6,477,210	$19.16	6,061,439	$17.49

The following table summarizes information concerning options outstanding and exercisable for the combined option plans at March 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 12.45	2,106,484	3.40	$12.10	1,427,503	$12.04
12.49 - 15.09	1,502,333	4.54	13.52	1,010,833	13.50
15.12 - 16.38	1,501,905	5.23	15.50	1,501,905	15.50
16.99 - 27.15	1,911,576	2.66	22.11	1,893,575	22.12
30.56 - 59.31	486,600	1.16	38.77	486,600	38.77

$ 0.00 - $ 59.31	7,508,898	3.66	$17.34	6,320,416	$18.17

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2006, 2005 AND 2004

Modified “Dutch Auction” Self Tender Offer —In addition to the above, on July 25, 2005, Exar commenced a Modified “Dutch Auction” Self Tender Offer (“tender offer”) to acquire up to 7,058,823 shares of its common stock at a purchase price of not greater than $17.00 nor less than $15.00 per share. During the three months ended September 30, 2005, the Company completed the tender offer and repurchased 7,500,000 shares of its common stock at a purchase price of $16.00 per share, resulting in aggregate payments of $120.0 million plus costs of approximately $0.8 million.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2006, 2005 AND 2004

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2006 (in thousands):

	Fiscal Years Ended March 31,
Contractual Obligations	2007	2008	2009	2010	2011		Thereafter	Total
Purchase Obligations (1)	$4,080	$575	$435	$—	$		$—	$5,090
Venture Investment Commitments (Skypoint Fund) (2)	2,152	—	—	—		—	—	2,152
Remediation commitment (3)	53	53	53	53		19	—	231
Lease Obligations	81	19	19	5		—	—	124

Total	$6,366	$647	$507	$58		$19	$—	$7,597

(1)	The Company places purchase orders with wafer foundries and other vendors as part of its normal course of business. The Company expects to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from its existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Skypoint Fund’s General Partner.
(3)	The commitment relates to the environmental clean-up at the former location of Micro Power Systems, Inc.

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

For Fiscal Years Ended March 31, 2006 and 2005

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

Management’s Annual Report on Internal Control Over Financial Reporting

See Part II, Item 8.” Financial Statements and Supplemental Data” for Management’s Annual Report on Internal Control over Financial Reporting and the audit report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended March 31, 2006, 2005 and 2004 compensation awarded or paid to, or earned by, the Company’s President and CEO, and its other four most highly compensated Executive Officers for the fiscal year ended March 31, 2006 (the “Named Executive Officers”):

Name and Principal Position	Year	Annual Compensation (1)		Long-Term Compensation Awards
		Salary ($)	Bonus ($)	Restricted Stock Awards ($)(2)		Securities Underlying Options (#)	All Other Compensation ($) (3)
Roubik Gregorian Chief Executive Officer, President and Director	2006 2005 2004	452,385 410,577 363,615	— — —	— 405,597 —	(4)	— 300,000 110,000	36,318 14,819 19,578	(5)

Ronald W. Guire(6) Executive Vice President, Chief Financial Officer, Assistant Secretary and Director	2006 2005 2004	301,058 299,269 281,000	— — —	— — —		28,020 56,000 40,000	16,848 13,623 17,548	(7)

Thomas R. Melendrez General Counsel, Secretary and Senior Vice President Business Development	2006 2005 2004	243,896 236,866 225,654	— — —	— — —		46,000 40,000 40,000	13,128 9,093 12,028	(8)

Mir B. Ghaderi Vice President/General Manager, Network and Transmissions Division	2006 2005 2004	240,058 238,692 226,948	— — —	— — —		27,600 56,000 70,000	14,169 9,903 10,828	(9)

Michael Class(11) Vice President, Worldwide Sales	2006 2005 2004	221,058 219,231 195,385	— — —	— — —		18,000 56,000 32,500	15,840 12,615 17,540	(10)

(1)	As permitted by rules promulgated by the SEC, no amounts are shown for “perquisites” as such amounts for each Named Executive Officers do not exceed the lesser of 10% of the sum of such executive’s salary plus bonus or $50,000.

(2)	The following table reflects the aggregated restricted stock holdings for each of the Named Executive Officers as of the end of the 2006 fiscal year and the value of such restricted stock based on the market value of the stock on March 31, 2006 (the last day of trading for the 2006 fiscal year):

	Number of Shares of Unvested Restricted Stock at March 31, 2006	Value of Unvested Restricted Stock at March 31, 2006 ($)
Roubik Gregorian	20,000	$285,600
Ronald W. Guire	0	0
Thomas R. Melendrez	0	0
Mir B. Ghaderi	0	0
Michael Class	0	0
(3)	Includes matching contributions made by the Company on behalf of each Executive Officer to the Exar Corporation Savings Plan (“401(k) Plan”): for fiscal year 2006: Roubik Gregorian—$6,300, Ronald W. Guire—$6,300, Thomas R. Melendrez—$6,300, Mir B. Ghaderi—$6,300 and Michael Class—$6,300; for fiscal year 2005: Roubik Gregorian—$3,075, Ronald W. Guire—$3,075, Thomas R. Melendrez—$3,075, Mir B. Ghaderi—$3,075 and Michael Class—$3,075; for fiscal year 2004: Roubik Gregorian—$3,000, Ronald W. Guire—$3,000, Mr. Thomas R. Melendrez—$3,000, Mir B. Ghaderi—$3,000 and Michael Class—$3,000.

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

	Number Of Securities Underlying Options Granted(1)	% of Total Options Granted To Employees In Fiscal Year(2)	Exercise Price ($/Sh)(3)	Expiration Date	Potential Realizable Value At Assumed Annual Rate of Stock Price Appreciation For Option Term (4)
					5% ($)	10% ($)
Roubik Gregorian	—	—	—	—	—	—
Ronald W. Guire	28,020	2.96	12.30	10/27/12	140,306	326,972
Thomas R. Melendrez	24,000	2.54	12.30	10/27/12	120,176	280,061
	22,000	2.33	15.96	7/12/12	142,896	333,009

	46,000	4.87			263,072	613,070
Mir B. Ghaderi	27,600	2.92	12.30	10/27/12	138,202	322,070
Michael Class	18,000	1.90	12.30	10/27/12	90,132	210,046

(1)	Options granted prior to October 27, 2005 vest annually for a four year period from the date of grant. Options granted after October 27, 2005 vest monthly for a one year period from the date of the grant.
(2)	Based on options to purchase an aggregate of 945,312 shares of the Company’s Common Stock granted to employees of the Company in fiscal 2006, including the Named Executive Officers.
(3)	The exercise price of the options was equal to the fair market value of the Company’s Common Stock on the date of the grant.
(4)	The potential realizable value is based on the term of the options at the time of the grant (which is generally seven years). The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised and sold on the last day of its term at the appreciated price. These amounts represent certain assumed rates of appreciation, in accordance with rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Number Of Shares Acquired On Exercise	Value Realized (1) ($)	Number Of Securities Underlying Unexercised Options At FY-End		Value Of Unexercised In-The Money Options At FY-End ($) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Roubik Gregorian	—	—	786,480	195,000	357,495	423,098
Ronald W. Guire	67,498	604,092	563,675	16,345	250,247	32,363
Thomas R. Melendrez	38,998	299,144	233,500	21,500	131,077	34,470
Mir B. Ghaderi	11,182	123,073	249,116	39,850	126,607	59,316
Michael Class	30,000	235,065	375,000	10,500	265,690	20,790

(1)	Represents the fair market value of the Company’s Common Stock on the date of the exercise (based on the closing sales price reported on The NASDAQ Global Market or the actual sales price if the shares were sold by the optionee simultaneously with the exercise) less the exercise price, without taking into account any taxes that may be payable in connection with the transaction.
(2)	These amounts represent the difference between the fair market value of the Company’s Common Stock on March 31, 2006 (the last trading day of the 2006 fiscal year), which was $14.28 per share, less the exercise price of “in-the-money” options.

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

	Beneficial Ownership(1)
Beneficial Owner	Number Of Shares	Percent Of Total
Dimensional Fund Advisors, Inc(2) 1299 Ocean Ave, 11th Floor Santa Monica, CA 90401	3,355,255	9.33%
Royce and Associates, LLC(3) 1414 Avenue of Americas New York, NY 10019	2,566,282	7.13%
Lazard Asset Management LLC(4) 30 Rockefeller Plaza New York, NY 10112	2,504,675	6.96%
Franklin Advisers, Inc(5) 1 Franklin Pkwy San Mateo, CA 94403	2,487,333	6.91%
Alliance Capital Management L.P.(6) 1290 Avenue of the Americas New York, New York 10104	2,302,289	6.40%
T. Rowe Price Associates, Inc.(7) 100 E. Pratt Street Baltimore, MD 21202	1,641,350	4.56%
Frank Carrubba(8)	184,474	*
Guy W. Adams(9)	10,000	*
Richard L. Leza, Sr.	1,000	*
John S. McFarlane(10)	55,324	*
Oscar Rodriguez	0	—
Pete Rodriguez	0	—
Michael Class(11)	217,100	*
Mir B. Ghaderi(12)	275,316	*
Ronald W. Guire(13)	605,565	1.66%
Roubik Gregorian(14)	985,622	2.68%
Thomas R. Melendrez(15)	254,565	*
All Executive Officers and Non-Employee Directors as a group (12 persons)(16)	2,821,582	7.32%

*	Represents beneficial ownership of less than one percent of the Common Stock.

(1)	This table is based on information supplied by the Executive Officers, Directors, and principal Stockholders and Schedules 13G filed with the SEC.
(2)	Based on Schedule 13G filed with the SEC on February 1, 2006. Dimensional Fund Advisors, Inc. has sole voting power and sole dispositive power with respect to 3,355,255 shares.
(3)	Based on Schedule 13G filed with the SEC on January 20, 2006. Royce and Associates, LLC has sole voting power and sole dispositive power with respect to 2,566,282 shares.
(4)	Based on Schedule 13G filed with the SEC on January 31, 2006. Lazard Asset Management LLC has 2,462,850 sole voting power and 2,504,675 sole dispositive power with respect to 2,504,675 shares.
(5)	Based on Schedule 13G filed with the SEC on February 10, 2006. Franklin Advisers, Inc. has 2,481,900 sole voting power and 2,487,333 sole dispositive power with respect to 2,487,333 shares. Franklin Templeton Portfolio Advisors, Inc. has sole voting power and sole dispositive power with respect to 1,626,941 shares. Franklin Templeton Investments Corp. has sole voting power and sole dispositive power with respect to 276,400 shares.
(6)	Based on Schedule 13G filed with the SEC on February 14, 2006. Alliance Capital Management L.P. has 1,957,112 sole voting power and 2,302,289 sole dispositive power with respect to 2,302,289 shares.
(7)	Based on Schedule 13G filed with the SEC on February 14, 2006. T. Rowe Price Associates, Inc. has 301,600 sole voting power and 1,641,350 sole dispositive power with respect to 1,641,350 shares.
(8)	Includes options to purchase 166,974 shares, of which options to purchase 7,499 shares become exercisable within sixty (60) days from July 1, 2006.
(9)	Consists of 4,000 shares owned by GWA Investments, LLC and 6,000 shares owned by GWA Master Fund, LP, in each case which Guy W. Adams may be deemed to beneficially own.
(10)	Includes options to purchase 52,324 shares, of which options to purchase 3,750 shares become exercisable within sixty (60) days of July 1, 2006.
(11)	Includes options to purchase 216,500 shares.
(12)	Includes options to purchase 269,366 shares, of which options to purchase 4,600 shares become exercisable within sixty (60) days of July 1, 2006.
(13)	Includes options to purchase 580,020 shares.
(14)	Includes options to purchase 839,813 shares, of which options to purchase 7,973 shares become exercisable within sixty (60) days of July 1, 2006.
(15)	Includes options to purchase 247,250 shares, of which options to purchase 4,000 shares become exercisable within sixty (60) days of July 1, 2006.
(16)	Includes options to purchase 2,573,745 shares, of which options to purchase 30,322 shares become exercisable within sixty (60) days of July 1, 2006.

Equity Compensation Plan Summary

The below table sets forth the status of the Company’s current equity compensation plans.

Plan	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options As Of March 31, 2006	Weighted-average Exercise Price Of Outstanding Options ($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans As Of March 31, 2006
Equity compensation plans approved by Stockholders (1)	3,079,501	16.91	2,968,480
Equity compensation plans not approved by Stockholders(2)	4,429,397	17.64	889,444

Totals	7,508,898	17.34	3,857,924

(1)	Includes the 1996 Directors’ Stock Option Plan (options to purchase 947,630 shares with a weighted average exercise price per share of $19.65) and the 1997 Equity Incentive Plan (options to purchase 2,131,871 shares with a weighted average exercise price per share of $15.69).

(2)	Consists of the 2000 Equity Incentive Plan (the “2000 Plan”). In September 2000, the Board of Directors approved the 2000 Plan. The 2000 Plan is administered by the Board or a committee of the Board (“Committee”) and provides for the grant of non-statutory options, stock bonuses, rights to purchase restricted stock, or a combination of the foregoing (collectively “Stock Awards”) to employees and consultants in the Company’s service or in the service of the Company’s affiliates. There are 5,318,841 shares of the Company’s Common Stock reserved under the 2000 Plan, and 889,444 shares remain available for future issuance thereunder as of March 31, 2006.

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

Form 10-K Page No.
II Valuation and Qualifying Accounts and Reserves	95

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

See Exhibit Index on page 96 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ ROUBIK GREGORIAN
Roubik Gregorian
Chief Executive Officer,
President and Director

Date: November 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROUBIK GREGORIAN	Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	November 8, 2006
(Roubik Gregorian)

*	Chairman of the Board	November 8, 2006
(Richard L. Leza, Sr.)

*	Director	November 8, 2006
(Guy W. Adams)

*	Director	November 8, 2006
(John McFarlane)

*	Director
(Oscar Rodriguez)		November 8, 2006

*	Director
(Pete Rodriguez)		November 8, 2006

*By: /s/ Roubik Gregorian	Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial and Accounting Officer)
Roubik Gregorian Attorney-in-Fact		November 8, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Classification	Balance at Beginning of Year	Addition	Write-offs and Recoveries (1)	Balance at End of Year
Allowance for sales return:

Year ended March 31, 2006	$787	$3,193	$3,015	$965
Year ended March 31, 2005	$856	$2,428	$2,497	$787
Year ended March 31, 2004	$942	$2,509	$2,595	$856

Allowance for doubtful accounts:

Year ended March 31, 2006	$71	$38	$—	$109
Year ended March 31, 2005	$231	$(11)	$149	$71
Year ended March 31, 2004	$200	$31	$—	$231

(1)	Write-offs and recoveries reflect credits issued to distributors for stock rotations and volume discounts, and write-offs of uncollectible accounts receivable.

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description
(m)	2.1++	Purchase Agreement between Exar Corporation and Infineon Technologies North America Corp., dated April 6, 2005.

(a)	3.1	Amended and Restated Certificate of Incorporation of Exar Corporation.

(d)	3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

(h)	3.3	Amended and Restated Bylaws of the Company.

(g)	4.1	Rights Agreement dated December 15, 1995, between the Company and the First National Bank of Boston.

(e)	4.2	Amendment of Rights Agreement dated May 1, 2000, between the Company and Fleet National Bank (f/k/a BankBoston, N.A., f/k/a The First National Bank of Boston).

(c)	4.3	Second Amendment to Rights Agreement dated December 5, 2001 between the Company and Fleet National Bank f/k/a BankBoston, N.A.

(j)	4.4	Third Amendment of Rights Agreement dated September 9, 2004 between the Company and EquiServe Trust Company, N.A.

(o)	4.5	Amendment and Termination of Rights Agreement dated July 22, 2005 between Registrant and EquiServe Trust Company, N.A.

(q)	10.1*	1989 Employee Stock Participation Plan and related Offering documents.

(a)	10.2*	1991 Stock Option Plan and related forms of stock option grant and exercise.

(a)	10.3*	1991 Non-Employee Directors’ Stock Option Plan and related forms of stock option grant and exercise.

(f)	10.4*	Fiscal 2001 Key Employee Incentive Compensation Program.

(f)	10.5*	Fiscal 2001 Executive Incentive Compensation Program.

(q)	10.6*	1996 Non-Employee Directors’ Stock Option Plan and related forms of stock option grant and exercise.

(m)	10.7*	1997 Equity Incentive Plan and related forms of stock option grant and exercise.

(e)	10.8*	Executive Officers’ Change of Control Severance Benefit Plan.

(m)	10.9*	2000 Equity Incentive Plan and related forms of stock option grant and exercise.

(k)	10.10*	Executive Employment Agreement between Exar Corporation and Donald L. Ciffone, Jr., dated December 6, 2000, as amended and restated on June 21, 2001, March 28, 2003, June 12, 2003, December 3, 2003 and October 28, 2004.

(f)	10.11*	Form of Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard Previte, Donald L. Ciffone, Jr., Michael J. Class, Roubik Gregorian, Ronald W. Guire, Susan J. Hardman, Thomas R. Melendrez, Stephen W. Michael.

(c)	10.12*	Fiscal 2003 Key Employee Incentive Compensation Program.

(c)	10.13*	Fiscal 2003 Executive Incentive Compensation Program.

(i )	10.14*	Fiscal 2004 Key Employee Incentive Compensation Program.

(i )	10.15*	Fiscal 2004 Executive Incentive Compensation Program.

(p)	10.16*+	Fiscal 2005 Executive Incentive Compensation Program.

(p)	10.17*+	Fiscal 2005 Key Employee Incentive Compensation Program.

(b)	10.18	Indemnity Agreement between the Company and John S. McFarlane, member of the Company’s Board of Directors.

(k)	10.19	Agreement Regarding Ongoing Services as Chairman of the Board between Exar Corporation and Donald L. Ciffone, Jr., dated October 29, 2004.

(l )	10.20*	Grant of Restricted Stock Purchase Right between Exar Corporation and Roubik Gregorian dated March 24, 2005.

Exhibit Footnote	Exhibit Number	Description
(m)	10.21	Compensation Deferral and Option Cancellation Agreement between the Company and John S. McFarlane dated June 13, 2005.

(m)	10.22	Compensation Deferral and Option Cancellation Agreement between the Company and Raimon L. Conlisk dated June 13, 2005.

(n)	10.23*+	Fiscal 2006 Executive Incentive Compensation Program.

(n)	10.24*	Executive Employment Agreement between Exar Corporation and Roubik Gregorian.

(q)	21.1	Subsidiaries of the Company.

(q)	23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

(q)	24.1	Power of Attorney. Reference is made to the signature page 94.

(q)	31.1	Chief Executive Officer Certification.

(q)	31.2	Chief Financial Officer Certification.

(q)	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(q)	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

(b)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(c)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2001, and incorporated herein by reference.

(d)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 23, 2000, and incorporated herein by reference.

(e)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(f)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(g)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed January 9, 1996, and incorporated herein by reference.

(h)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2005, and incorporated herein by reference.

(i)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2002, and incorporated herein by reference.

(j)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 15, 2004, and incorporated herein by reference.

(k)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 1, 2004, and incorporated herein by reference.

(l)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 30, 2005 and incorporated herein by reference.

(m)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.

(n)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005, and incorporated herein by reference.

(o)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 25, 2005, and incorporated herein by reference.

(p)	Filed as an exhibit to the Company’s Amendment to a Previously Filed Form 10-K on Form 10-K/A, filed on May 2, 2006, and incorporated herein by reference.

(q)	Filed herewith.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant for Item 601(B)(10) of Regulation S-K.

+	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

++	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission. Schedules, exhibits and similar attachments have also been excluded, copies of which will be furnished supplementally to the Securities and Exchange Commission upon request.