Form 10-Q/A
period 2006-06-30
EXAR CORP
filed 2006-11-08
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2006, originally filed on August 8, 2006 (the “Original Filing”). The Registrant is filing this Amendment in order to refile Exhibit 32.1, Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Exhibit 32.2, Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in each case in order to file new certifications showing dates of execution of November 8, 2006. This Amendment covers only the periods covered by the Original Filing.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,004	$1,750
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,353	1,432
Stock-based compensation expense	1,066	34
Provision for sales returns and allowances	1,119	860
Deferred income taxes	110	—
Changes in operating assets and liabilities:
Accounts receivable	(691)	(2,394)
Inventories	(245)	19
Prepaid expenses and other assets	(1,683)	(188)
Accounts payable	55	(913)
Accrued compensation and related benefits	(547)	(354)
Accrued sales commissions and other accrued expenses	130	444
Income taxes payable	792	289

Net cash provided by operating activities	3,463	979

Cash flows from investing activities:
Purchases of property, plant and equipment	(531)	(406)
Purchases of short-term marketable securities	(27,326)	(17,043)
Proceeds from sales and maturities of short-term marketable securities	53,807	35,814
Contributions to long-term investments, net	(379)	(120)
Acquisition of ON business from Infineon	—	(11,050)

Net cash provided by investing activities	25,571	7,195

Cash flows from financing activities:
Proceeds from issuance of common stock	4,591	2,758
Repurchases of common stock	—	(1,341)

Net cash provided by financing activities	4,591	1,417
Effect of exchange rate changes on cash	(82)	58

Net increase in cash and cash equivalents	33,543	9,649
Cash and cash equivalents at the beginning of period	187,610	258,378

Cash and cash equivalents at the end of period	$221,153	$268,027

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

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

The decline in United States net sales was primarily attributable to the completion of last time buy orders for a serial communications product mentioned above. The growth in international net sales by geographic market was: Europe (59%) as a result of increased sales to Alcatel and Nokia; and Japan (60%) and Asia (13%) due to increased sales to a broad number of customers and of a variety of serial communications products.

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

Exhibits filed with the Quarterly Report on the Form 10-Q/A for the quarter ended June 30, 2006 are as follows:

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

(b) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 23, 2000, and incorporated herein by reference.

(c) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2005, and incorporated herein by reference.

(d) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 6, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

November 8, 2006	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian) Chief Executive Officer, President, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)