Form 10-Q
period 2006-09-30
EXAR CORP
filed 2006-11-08
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, 36,737,867 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 8,317,110 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$224,571	$187,610
Short-term marketable securities	128,190	141,918
Accounts receivable (net of allowances of $1,215 and $1,074)	6,583	7,429
Inventories	5,889	5,531
Interest receivable and prepaid expenses	6,785	4,599
Deferred income taxes	2,197	2,579

Total current assets	374,215	349,666

Property, plant and equipment, net	26,937	27,770
Long-term investments	2,363	2,828
Deferred income taxes, net	9,332	9,361
Goodwill and intangible assets, net	9,542	10,020
Other non-current assets	2,132	1,752

Total assets	$424,521	$401,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,348	$2,631
Accrued compensation and related benefits	3,733	3,899
Accrued sales commissions	723	650
Other accrued expenses	2,361	1,895
Income taxes payable	4,688	4,695

Total current liabilities	14,853	13,770
Long-term obligations	191	222

Total liabilities	15,044	13,992

Commitments and contingencies (Notes 11 and 12)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 45,052,977 and 43,898,555 shares outstanding (includes treasury stock)	448,277	430,384
Accumulated other comprehensive loss	(22)	(417)
Retained earnings	93,924	90,140
Treasury stock, 8,267,110 shares of common stock at cost	(132,702)	(132,702)

Total stockholders’ equity	409,477	387,405

Total liabilities and stockholders’ equity	$424,521	$401,397

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales	$18,503	$16,528	$36,734	$32,440
Cost of sales (a):
Product cost of sales	5,530	5,303	10,762	10,354
Amortization of purchased intangible assets	240	240	480	440

Total cost of sales	5,770	5,543	11,242	10,794

Gross profit	12,733	10,985	25,492	21,646

Operating expenses (a):
Research and development	6,677	6,022	13,291	12,254
Selling, general and administrative	6,010	5,443	12,743	10,629

Total operating expenses	12,687	11,465	26,034	22,883

Income (loss) from operations	46	(480)	(542)	(1,237)

Interest income and other, net
Interest and other income, net	4,229	3,234	7,942	6,234
Other than temporary loss on long-term investments	(957)	—	(957)	—

Total interest and other income, net	3,272	3,234	6,985	6,234

Income before income taxes	3,318	2,754	6,443	4,997
Provision for income taxes	1,539	690	2,659	1,183

Net income	$1,779	$2,064	$3,784	$3,814

Earnings per share:
Basic earnings per share	$0.05	$0.05	$0.10	$0.09

Diluted earnings per share	$0.05	$0.05	$0.10	$0.09

Shares used in the computation of earnings per share:
Basic	36,315	39,711	36,061	40,967

Diluted	36,506	40,365	36,381	41,526

(a)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	SFAS 123R	APB 25	SFAS 123R	APB 25
Product cost of sales	$29	$—	$54	$—
Research and development	352	—	678	—
Selling, general and administrative	782	34	1,497	68

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,784	$3,814
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,605	2,844
Tax benefit from stock plans	1,070	—
Stock-based compensation expense	2,229	68
Gross tax windfall from stock-based compensation	(5)	—
Provision for sales returns and allowances	2,142	1,488
Other than temporary loss on long-term investments	957	—
Deferred income taxes	411	—
Changes in operating assets and liabilities:
Accounts receivable	(1,296)	(2,843)
Inventories	(358)	(413)
Prepaid expenses and other assets	(1,829)	(24)
Accounts payable	129	1,781
Accrued compensation and related benefits	(166)	(173)
Accrued sales commissions and other accrued expenses	509	(155)
Income taxes payable	(268)	893

Net cash provided by operating activities	9,914	7,280

Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(1,622)	(1,147)
Purchases of short-term marketable securities	(86,270)	(36,614)
Proceeds from sales and maturities of short-term marketable securities	100,964	72,307
Contributions to long-term investments, net	(492)	254
Acquisition of ON business from Infineon	—	(11,420)

Net cash provided by investing activities	12,580	23,380

Cash flows from financing activities:
Proceeds from issuance of common stock	14,593	5,727
Gross tax windfall from stock-based compensation	5	—
Repurchases of common stock	—	(121,634)

Net cash provided by (used in) financing activities	14,598	(115,907)
Effect of exchange rate changes on cash	(131)	38

Net increase (decrease) in cash and cash equivalents	36,961	(85,209)

Cash and cash equivalents at the beginning of period	187,610	258,378

Cash and cash equivalents at the end of period	$224,571	$173,169

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation and its subsidiaries (“Exar”) design, develop and market high-performance, high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of data in access, metro and core wide area networks over the worldwide communications infrastructure. Our industry-proven analog and digital design expertise, system-level knowledge and standard complementary metal oxide semiconductors (“CMOS”) process technologies provide original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) addressing standards such as T/E carrier, ATM, SONET/SDH and Multi-Protocol Over SONET (“MPOS”).

We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel universal asynchronous receiver transmitters (“UARTs”). UARTs are well suited to increase data transfer efficiency for various industrial, telecommunications and consumer applications.

We have introduced our first SATA/SAS Port-Multiplier and Port-Selector products addressing the storage marketplace. In addition, we have developed a portfolio of clock products that address various system needs for clock generation, distribution and skew adjustment for applications needing fail-safe operations. We continue to pursue limited opportunities in the video and imaging markets.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States. This financial information reflects all adjustments which are, in our opinion, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2006 Condensed Consolidated Balance Sheet was derived from the audited financial statements at that date. All significant inter-company transactions and balances have been eliminated.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Additionally, a quarterly change in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.

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

On March 22, 2006, the Board of Directors approved the full acceleration of vesting of all employee stock options, including options held by our executive officers, with exercise prices in excess of $15.05. Such vesting acceleration did not apply to any options held by our non-employee directors. As a result of the decision to fully accelerate the vesting of stock options, as described above, options to purchase approximately 1.1 million shares of our common stock became fully vested and immediately exercisable effective as of March 22, 2006.

Because the accelerated options’ exercise prices were in excess of the market value of our common stock at the time of acceleration, we believe that the incentive value to our employees of the unvested options was outweighed by the benefit to Exar from the reduction of the potential compensation expense associated with the options under SFAS 123R. The acceleration eliminated future compensation expense we would otherwise have had to recognize in our statements of operations with respect to these options under SFAS 123R. As a result of the action, approximately $4.9 million of stock-based compensation expense, net of taxes, will be excluded from stock-based compensation for periods subsequent to fiscal year 2006.

The effect of recording stock-based compensation in accordance with SFAS 123R for the three and six months ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Stock-based compensation recorded	$1,163	$2,229
Tax effect on stock-based compensation	(394)	(772)

Subtotal	769	1,457
Stock-based compensation that would have been recorded under APB 25	34	68
Tax effect on stock-based compensation	(13)	(27)

Subtotal	21	41
Effect on income before income taxes	$1,129	$2,161

Effect on net income	$748	$1,416

Effect on basic and diluted earnings per share	$0.02	$0.04

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Prior to adoption of SFAS 123R, we amortized deferred stock-based compensation on the straight-line method over the vesting periods of our restricted stock. Upon adoption of SFAS 123R, we will continue to expense the restricted stock under the straight-line method over its remaining vesting periods.

Stock-Based Compensation Information under SFAS 123R

Upon adoption of SFAS 123R, we continued to value share-based awards under the Black-Scholes model, which was previously used for pro forma disclosures required under SFAS 123. The weighted-average estimated fair value of employee stock options granted during the three and six months ended September 30, 2006 was $5.82 and $5.88, respectively, per share using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Expected term of options (years)	5.1 - 5.3	5.1 - 5.3
Risk-free interest rate	4.73%	4.73% - 4.90%
Expected volatility	42% - 43%	42% - 51%
Expected dividend yield	—	—

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for fiscal year 2007 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

Effective April 1, 2006, we amended our Employee Stock Participation Plan (“ESPP”) to permit employees to purchase common stock at a purchase price that is equal to 95% of the fair market value of the common stock on the last trading day of each three-month offering period. The amendment to the employee’s discount and the elimination of the look-back period made the ESPP non-compensatory in accordance with SFAS 123R.

We recorded $1.2 million and $2.2 million, respectively, in stock-based compensation expense during the three and six months ended September 30, 2006 related to share-based awards granted during these periods and unvested awards outstanding at the beginning of such periods. No amounts were capitalized related to stock-based compensation.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal Year 2007

Had stock-based compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS 123, our pro forma net income (loss) and pro forma net earnings (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income - as reported	$2,064	$3,814
Add: Stock-based employee compensation expense included in reported net income, net of tax	$21	$41
Deduct : Total stock-based employee compensation determined under the fair value basis, method for all awards, net of tax	(1,916)	(3,977)

Pro forma net income (loss)	$169	$(122)

Earnings per share - basic and diluted, as reported	$0.05	$0.09

Pro forma earnings (loss) per share - basic and diluted	$0.00	$0.00

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

The pro forma effects of estimated stock-based compensation expense on net income (loss) and earnings (loss) per share for the three and six months ended September 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

	Three Months Ended September 30, 2005		Six Months Ended September 30, 2005
	Stock Options	ESPP	Stock Options	ESPP
Expected term of options (years)	5.48	0.25	5.48 - 5.70	0.25
Risk-free interest rate	4.20%	3.60%	3.80% - 4.20%	3.10% - 3.60%
Expected volatility	63.2%	20.1%	63.2% - 65.7%	20.1% - 21.6%
Expected dividend yield	—	—	—	—

The assumptions related to risk-free interest rate and volatility used for the stock option plans differ from those used for the ESPP primarily due to the difference in the respective expected lives of option grants and purchase plan awards. The Black-Scholes weighted average estimated fair value of stock options granted during the three and six months ended September 30, 2005 was $9.12 and $8.21, respectively, per share.

NOTE 3. INVENTORIES

Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using standard cost, which approximates average actual cost. We generally record a provision for obsolete inventories and inventories in excess of six-month demand for each specific part.

Inventories consist of the following (in thousands):

	September 30, 2006	March 31, 2006
Work-in-process	$3,709	$3,616
Finished goods	2,180	1,915

Inventories	$5,889	$5,531

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	September 30, 2006	March 31, 2006
Land	$6,660	$6,660
Building	14,252	14,209
Machinery and equipment	54,800	53,419

	75,712	74,288
Accumulated depreciation and amortization	(48,775)	(46,518)

Property, plant and equipment, net	$26,937	$27,770

NOTE 5. LONG-TERM INVESTMENTS

Long-term investments are as follows (in thousands):

	March 31, 2006	Contributions	Impairments	September 30, 2006
TechFarm Fund	$600	$—	$(134)	$466
Skypoint Fund	2,228	492	(823)	1,897

Long-term investments	$2,828	$492	$(957)	$2,363

TechFarm Ventures L.P. (Q), L.P. (“TechFarm Fund”)

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

Through September 30, 2003, we became aware of significant changes in the business of certain portfolio companies within the TechFarm Fund. We believe that these changes permanently impaired a portion of the carrying value of our investment in the TechFarm Fund. As a result, we recorded an impairment charge against our earnings of $1.0 million, thereby reducing our carrying value in the TechFarm Fund to $1.8 million.

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

As the management fees continue to deplete the fund capital without any appreciation in the valuation of portfolio companies, we believe a portion of the carrying value of our investment in the TechFarm Fund is permanently impaired. In September 2006, we recorded an impairment charge against our earnings of $0.1 million, thereby reducing our carrying value in the TechFarm Fund to $0.5 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”)

In July 2001, Exar became a limited partner in the Skypoint Fund, a venture capital fund focused on investments in communications infrastructure companies. The investment provides us with the opportunity to possibly align ourselves with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. We are obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, we have funded $3.3 million, as of September 30, 2006, and are contractually obligated to contribute the remaining capital of $1.7 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007 for new portfolio companies. All subsequent capital contributions, up to the $5.0 million capital commitment, must be for portfolio companies invested in by the Skypoint Fund prior to June 18, 2007. See Note 11, “Commitments and Contingencies” for details on our obligation and commitment in connection with our investment in the Skypoint Fund.

During the period ended September 30, 2006, we became aware that two of Skypoint Fund’s portfolio companies would be liquidated. We believe a portion of the carrying value of our investment in the Skypoint Fund is permanently impaired. In September 2006, we recorded an impairment charge against our earnings of $0.8 million, thereby reducing our carrying value in the Skypoint Fund to $1.9 million. The $1.9 million carrying value reflects the contributions to date of $3.3 million less the $0.8 million impairment charge and a $0.6 million distribution in September 2005.

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

Purchased technology of approximately $5.8 million consists of intellectual property related to the acquired technology as well as incremental value associated with existing customer relationships. At the date of acquisition, the purchased technology had reached technological feasibility. The purchased technology is amortized to cost of revenues on a straight-line basis over its estimated life of six years. Amortization expense for this intangible asset was $240,000 and $480,000 for the three and six months ended September 30, 2006, respectively. Amortization expense for the same periods a year ago was $240,000 and $440,000, respectively. The balances of purchased technology and related amortization, included in Goodwill and intangible assets, net on our Condensed Consolidated Balance Sheets, were as follows (in thousands):

	September 30, 2006	March 31, 2006
Purchased technology	$5,750	$5,750
Less accumulated amortization	(1,398)	(920)

Purchased technology, net	$4,352	$4,830

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

The aggregate estimated future annual intangible amortization expense through fiscal year ending March 31, 2012, is as follows (in thousands):

Amortization Expense
(by fiscal year)
Remainder of 2007	480
2008	958
2009	958
2010	958
2011	958
Thereafter	40

$4,352

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of September 30, 2006, we are not aware of an indication that would suggest any impairment.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding options to purchase common stock were exercised or converted into common stock.

A summary of our earnings per share for the three and six months ended September 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,779	$2,064	$3,784	$3,814

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings per share	36,315	39,711	36,061	40,967
Dilutive effect of stock options	191	654	320	559

Shares used in computation of diluted earnings per share	36,506	40,365	36,381	41,526

Earnings per share - basic and diluted	$0.05	$0.05	$0.10	$0.09

For the three months ended September 30, 2006 and 2005, options to purchase 5,359,727 and 5,274,050 shares of common stock, respectively, at exercise prices ranging from $12.09 to $54.75 and $15.35 to $59.31 respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method. For the six months ended September 30, 2006 and 2005, options to purchase 5,086,197 and 5,389,956 shares of common stock, respectively, at exercise prices ranging from $12.09 to $54.75 and $13.76 to $59.31 respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method.

NOTE 8. COMMON STOCK REPURCHASES

Since the inception of our repurchase program announced in March of 2001, we have repurchased a total of 767,110 shares of our common stock for an aggregate cost of $11.9 million. We did not repurchase any shares for the three and six months ended September 30, 2006. During the three and six months ended September 30, 2005, we repurchased 100,000 shares at an aggregate cost of $1.3 million. We have $28.1 million remaining under our current $40.0 million stock repurchase program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

In addition to the above, during the three months ended September 30, 2005, we completed our Modified “Dutch Auction” Self Tender Offer and repurchased 7,500,000 (including our authorized over-allotment) shares of our common stock at a purchase price of $16.00 per share, resulting in aggregate payments of $120.0 million plus costs of approximately $809,000.

In furtherance of our current $40.0 million stock repurchase program, on October 27, 2006 we announced the adoption of a 10b5-1 share purchase plan covering the purchase of up to $16.0 million worth of our common stock. The 10b5-1 share purchase plan was adopted to facilitate the repurchase of shares during trading blackout periods and will be effected through a broker based on instructions expressly set forth in the purchase plan.

NOTE 9. EMPLOYEE STOCK BENEFIT PLANS

Stock Option Plans

On September 7, 2006, our shareholders ratified the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. Individuals eligible to receive awards under the 2006 Plan include our officers or employees of Exar or any of its subsidiaries, our directors, and certain consultants and advisors. The 2006 Plan also allows for performance-based awards. Historically, we have primarily issued stock options to our employees and independent directors with vesting conditions based solely on service. The 2006 Plan allows for performance-based vesting and potentially partial vesting based upon level of performance.

The 2006 Plan terms do not allow for future grants under the Company’s 2000 Equity Incentive Plan, the 1997 Equity Incentive Plan and the 1996 Non-Employee Directors’ Stock Option Plan (“Prior Plans”). As of September 7, 2006, a total of 6,149,018 shares of common stock were then subject to outstanding options granted under the Prior Plans, and an additional 4,079,239 shares of common stock were then available for new award grants under the Prior Plans.

The maximum number of shares of common stock that may be issued under the 2006 Plan equals the sum of: (1) 2,800,000 shares, plus (2) the number of any shares subject to stock options granted under any of the Prior Plans and outstanding as of September 7, 2006 which expire or for any reason are cancelled or terminated after September 7, 2006 without being exercised. As noted above, 6,149,108 shares were subject to options outstanding under the Prior Plans. As of September 30, 2006, there were 49,500 options outstanding under the 2006 Plan and 2,817,500 shares were available for future grant.

Generally, options under the plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although the plans provide that options may be granted with a term of up to ten years. Options generally vest at a rate of 25%, on their anniversary date, over four years.

In the second quarter of fiscal 2007, we began issuing restricted stock units to employees and non-employee directors. Restricted stock units currently granted by us generally vest over a three-year period from the grant date. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest. The majority of shares issued are net of the minimum statutory withholding requirements that are paid by us on behalf of its employees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

A summary of stock option transactions for all stock option plans follows:

	Available for Future Issuances	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Yrs	Aggregate Intrinsic Value
Outstanding at March 31, 2006	3,857,924	7,508,898	$17.34
Authorized	—	—
Options Granted	(109,000)	109,000	$13.36
Options Exercised	—	(333,570)	$12.21
Options Cancelled	130,524	(130,524)	$24.54
Options Forfeited	59,817	(59,817)	$12.96

Balance at June 30, 2006	3,939,265	7,093,987	$17.42	3.54	$2,116,564
Authorized	(1,279,439)	—
Options Granted	(206,000)	206,000	$12.92
Options Exercised	—	(802,645)	$12.28
Options Cancelled	317,944	(317,944)	$22.99
Options Forfeited	45,380	(45,380)	$13.50

Balance at September 30, 2006	2,817,150	6,134,018	$17.69	3.81	$1,475,202

Vested and expected to vest, September 30, 2006		6,061,132	$17.74	3.77	$1,438,726
Vested and exercisable, September 30, 2006		5,186,014	$18.53	3.43	$999,817

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the fair value of our common stock of $13.29 as of September 30, 2006, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at September 30, 2006 was 1.4 million.

Total intrinsic value of options exercised was approximately $1.6 million and $5.8 million for the six months ended September 30, 2006 and 2005, respectively. Total cash received by Exar related to option exercises was $14.3 million and $4.8 million for the six months ended September 30, 2006 and 2005, respectively. We recorded a tax benefit of $0.6 million related to the option exercises for the six months ended September 30, 2006. Upon option exercise, we issue new shares of common stock.

Total unrecognized compensation cost of $5.5 million at September 30, 2006 will be recognized over a weighted average period of 1.59 years.

Restricted Stock Awards

We awarded 30,000 shares of restricted stock to our President and Chief Executive Officer on March 24, 2005 in connection with his employment agreement. The restricted stock vests annually over a period of three years and has a grant date fair value of $13.52. At September 30, 2006 and March 31, 2006, 20,000 shares remain unvested, respectively, with a remaining contractual life of 1.50 years. For each of the three and six months ended September 30, 2006 and 2005, stock-based compensation expense was $34,000 and $68,000, respectively, associated with these awards. Total unrecognized compensation cost in connection with this restricted stock was $0.2 million at September 30, 2006.

Restricted Stock Units

We awarded 24,750 shares of restricted stock units to our non-employee directors in September 2006. The restricted stock units vests over a one-year period and have a grant date fair value of $13.60. Total unrecognized compensation cost in connection with these restricted stock units was $0.3 million at September 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Employee Stock Participation Plan

Exar is authorized to issue 4,500,000 shares of common stock under its ESPP. The ESPP permits employees to purchase common stock through payroll deductions. Prior to April 1, 2006, the purchase price was the lower of 85% of the fair market value of the common stock at the beginning or at the end of each three-month offering period. Effective April 1, 2006, we amended our ESPP to permit employees to purchase common stock at a purchase price that is equal to 95% of the fair market value of the common stock on the last trading day of each three-month offering period. The amendment to the employee’s discount and the elimination of the look-back period made the ESPP non-compensatory in accordance with SFAS 123R.

The number of shares purchased by and distributed to participating employees in the six months ended September 30, 2006 and 2005 were 18,207 and 68,739, respectively, at weighted average prices of $12.61 and $11.55, respectively.

At September 30, 2006, the Company had reserved 1,715,644 shares of common stock for future issuance under its ESPP.

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,779	$2,064	$3,784	$3,814

Other comprehensive income (loss):
Cumulative translation adjustments	(27)	(13)	(78)	23
Unrealized gain (loss), on marketable securities, net of tax	344	(101)	473	343

Total other comprehensive income (loss)	317	(114)	395	366

Comprehensive income	$2,096	$1,950	$4,179	$4,180

NOTE 11. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. We believe that site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. Management estimates that our accrual of $0.2 million as of September 30, 2006 is sufficient to cover the estimated remaining 4 to 5 years of continued remediation activities and post-remediation site closure activities. If further investigation reveals that additional remediation needs to be employed or that related site closure costs exceed original estimations, we would be required to accrue an additional provision for such remediation or site closure costs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Our commitments are comprised of the following (in thousands):

As of September 30, 2006	Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Purchase Obligations (1)	$4,306	$1,878	$1,638	$—	$—	$—	$7,822
Long-term Investment Commitments
(Skypoint Fund) (2)	1,660	—	—	—	—	—	1,660
Remediation Commitment (3)	26	53	53	53	22	—	207
Lease Obligations	39	26	19	5	—	—	89

Total	$6,031	$1,957	$1,710	$58	$22	$—	$9,778

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 36 months from our existing cash balances.
(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Skypoint Fund’s General Partner through June 18, 2007.
(3)	The commitment relates to the environmental remediation activities.

NOTE 12. LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserts causes of action against Exar for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson seeks monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson’s claim for monetary damages includes a claim for repair costs, a claim for damages to reimburse Ericsson for concessions made to customers and to complete a retrofit of its products, and lost profits. Ericsson claims that its damages exceed $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. The Court granted Ericsson leave to file its Third Amended Complaint on April 28, 2006. We answered Ericsson’s Third Amended Complaint on May 30, 2006. The Court recently continued the trial from September 29, 2006 to March 29, 2007, and discovery is continuing. On May 16, 2006, Ericsson moved to have the Santa Clara County action discussed below transferred and coordinated with the San Diego County action. On June 22, 2006, the Court granted Ericsson’s motion to transfer and coordinate. The Santa Clara County action has been transferred to San Diego County. We dispute the allegations in Ericsson’s Third Amended Complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Ericsson will result in liability. As of September 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is also

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

scheduled for March 29, 2007. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Vicor will result in liability. As of September 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

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

On March 17, 2005, Vicor filed a cross-complaint against us and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego County action discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, we filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara County Superior Court sustained our demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties’ respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that we were obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. We answered Vicor’s amended cross-complaint on September 2, 2005. On April 10, 2006, Vicor moved to have the San Diego County action transferred to Santa Clara County and coordinated with the action in Santa Clara County. On June 6, 2006, the Court deferred deciding Vicor’s motion until the Court in the San Diego County action could rule on a similar motion pending in that action. As discussed above, the Court in the San Diego County action granted Ericsson’s motion to transfer and coordinate the Santa Clara County action with the San Diego County action in San Diego County. The Santa Clara County action is presently being transferred to San Diego County. No trial date has been set. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Vicor will result in liability. As of September 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

We are not currently a party to any other material legal proceeding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 13. INDUSTRY AND SEGMENT INFORMATION

We operate in one reportable segment and are engaged in the design, development and marketing of high-performance, analog and mixed-signal silicon solutions for a variety of markets including networking, serial communications, clock and timing, and storage. The nature of our products and production processes as well as type of customers and distribution channels, is consistent across all of our products. Revenue by product line for the three and six months ended September 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Net sales:
Communications	$18,068	$15,613	$35,640	$30,856
Video, imaging and other	435	915	1,094	1,584

Total	$18,503	$16,528	$36,734	$32,440

The following table shows revenue by geographic area for the three and six months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales:
United States	$8,418	$7,842	$16,337	$16,046
China	2,527	1,912	4,984	4,415
Asia (excludes China)	2,822	2,543	6,027	4,701
Italy	1,822	2,459	3,729	4,114
Europe (excludes Italy)	2,877	1,634	5,572	2,867
Rest of the World	37	138	85	297

Total	$18,503	$16,528	$36,734	$32,440

Alcatel represented 14.2% and 13.4%, respectively, of our net sales for the three and six months ended September 30, 2006, as compared to 13.9% and 12.0%, respectively, for the same periods a year ago. No other OEM customer accounted for 10% or greater of our net sales in these periods.

Substantially all of our long-lived assets at September 30, 2006 and 2005 were located in the United States.

NOTE 14. INCOME TAXES

We compute income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the second quarter of fiscal year 2007, we estimated our effective income tax rate for fiscal year 2007 to be 35.4% as compared to our effective income tax rate for fiscal year 2006 of 26.4%. The increase in our estimated effective income tax rate reflects higher expected pre-tax book income, the suspension of the federal R&D credit and the impact of nondeductible stock-based compensation expense upon our adoption of SFAS 123R in the first quarter of fiscal year 2007.

As a result of discrete tax events during the second quarter of fiscal year 2007, we are recording a quarterly effective tax rate of 46.4%. This is higher than the Company’s projected annual effective income tax rate, since the Company did not recognize a tax benefit for the $1.0 million asset impairment charge for TechFarm Fund and the Skypoint Fund, recorded in the second quarter of fiscal 2007, due to the uncertainty surrounding whether the Company will have future capital gains to offset this capital loss.

NOTE 15. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts to be reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity. We are required to adopt FIN 48 beginning April 1, 2007.

In September 2006, the Securities Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, of adopting SFAS 157 on our financial position, results of operations and liquidity.

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

Overview

Exar Corporation and its subsidiaries (“Exar”) design, develop and market high-performance, high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of data in access, metro and core wide area networks over the worldwide communications infrastructure. Our industry-proven analog and digital design expertise, system-level knowledge and standard complementary metal oxide semiconductors (“CMOS”) process technologies provide original equipment manufacturers (“OEMs”) with innovative, highly integrated circuits (“ICs”) addressing standards such as T/E carrier, ATM, SONET/SDH and Multi-Protocol Over SONET (“MPOS”).

We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel universal asynchronous receiver transmitters (“UARTs”). UARTs are well suited to increase data transfer efficiency for various industrial, telecommunications and consumer applications.

We have introduced our first SATA/SAS Port-Multiplier and Port-Selector products addressing the storage marketplace. In addition, we have developed a portfolio of clock products that address various system needs for clock generation, distribution and skew adjustment for applications needing fail-safe operations. We continue to pursue limited opportunities in the video and imaging markets.

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

Our OEM customers include, among others, Adtran Inc. (“Adtran”), Alcatel, Cisco Systems Inc. (“Cisco”), Digi International, Inc. (“Digi International”), Fujitsu Limited (“Fujitsu”), Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD. (“Huawei”), ITT Industries, Inc. (“ITT”), Lucent Technologies, Inc. (“Lucent”), Mitsubishi Electronic Corporation of Japan (“Mitsubishi Electronics”), NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Siemens A.G. (“Siemens”), and Tellabs, Inc. (“Tellabs”). Alcatel represented 14.2% and 13.4%, respectively, of our net sales for the three and six months ended September 30, 2006, as compared to 13.9% and 12.0%, respectively, for the same periods a year ago. No other OEM customer accounted for 10% or greater of our net sales in these periods.

We market our products in North and South America through independent sales representatives and independent, non-exclusive distributors, as well as our own direct sales organization. Additionally, we are represented in Europe and the Asia/Pacific region by our wholly-owned foreign subsidiaries, independent sales representatives and independent, non-exclusive distributors.

International sales have accounted for, and will likely continue to account for a significant portion of our revenues. These international sales consist primarily of export sales from the United States that are denominated in U.S. dollars. Foreign subsidiaries’ expenses associated with such sales expose us to fluctuations in currency exchange rates because our foreign subsidiaries’ expenses are denominated in local currency while our sales are denominated in U. S. dollars. Although international sales within certain countries or of certain products may subject us to tariffs, our profit margin on international sales of ICs, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers.

Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability, as described in the “Risk Factors” under Part II, Item 1A.

Financial Outlook for Fiscal Year 2007

We believe that near-term market trends indicate a slowing in end customer demand as well as inventory adjustments in the distribution channel. Our distributors are moderating inventory levels in the face of slower sell-through expectations. We anticipate that revenue for the third quarter of fiscal year 2007 will be slightly down compared to the second quarter of fiscal year 2007. We do not currently have visibility to predict how long and to what extent anticipated market conditions will remain unchanged.

We continue to experience limited ability to predict customer demand and ordering patterns for our communications products as a result of short order-to-delivery times. Our net sales expectations are subject to change as customer demand and related customer component inventory levels change. Our future results of operations and financial condition may be negatively impacted as a result of our limited ability to predict such factors.

Looking forward to the long-term, we believe that broadband connectivity will grow and that carriers will increase their capital spending in the wireline and wireless areas. Therefore, we believe that we should be able to grow our revenue in line with end-market demand.

Critical Accounting Policies and Use of Estimates

Our financial statements and accompanying disclosures, which are prepared in conformity with the accounting principles generally accepted in the United States, require that management use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Condensed Consolidated Financial Statements in the period for which they are determined to be necessary. Management believes that we consistently apply these judgments and estimates, and such consistent application fairly represents our financial condition, results of operations and cash flows.

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

The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Additionally, a quarterly change in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.

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

On March 22, 2006, the Board of Directors approved the full acceleration of vesting of all employee stock options, including options held by our executive officers, with exercise prices in excess of $15.05. Such vesting acceleration did not apply to any options held by our non-employee directors. As a result of the decision to fully accelerate the vesting of stock options, as described above, options to purchase approximately 1.1 million shares of our common stock became fully vested and immediately exercisable effective as of March 22, 2006.

Because the accelerated options’ exercise prices were in excess of the market value of our common stock at the time of the acceleration, we believe that the incentive value to our employees of the unvested options was outweighed by the benefit to Exar from the reduction of the potential compensation expense associated with the options under SFAS 123R. The acceleration eliminated future compensation expense we would otherwise have had to recognize in our statements of operations with respect to these options under SFAS 123R. As a result of the action, approximately $4.9 million of stock-based compensation expense, net of taxes, will be excluded from stock-based compensation for periods subsequent to fiscal year 2006.

In July 2006, Exar’s Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”), which was approved by Exar’s stockholders at its 2006 Annual Meeting of Stockholders. The 2006 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock. The 2006 Plan also allows for performance-based awards. Historically, we have primarily issued stock options to our employees and independent directors with vesting conditions based solely on length of service. The 2006 Plan allows for performance-based vesting and potentially partial vesting based upon level of performance. This may introduce fluctuation in our stock-based compensation expense should the quantity of performance-based stock options estimated to vest vary from the actual quantity that vest. Also, we are required to reassess probabilities for vesting and quantities of awards to vest on a quarterly basis, which could lead to frequent revaluation of stock-based compensation.

Results of Operations

For the periods indicated, the following table shows certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes thereto.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of sales:
Product cost of sales	29.9	32.1	29.3	31.9
Amortization of purchased intangible assets	1.3	1.4	1.3	1.4

Total cost of sales	31.2	33.5	30.6	33.3

Gross profit	68.8	66.5	69.4	66.7

Operating expenses:
Research and development	36.1	36.4	36.2	37.8
Selling, general and administrative	32.5	33.0	34.7	32.7

Total operating expenses	68.6	69.4	70.9	70.5

Income (loss) from operations	0.2	(2.9)	(1.5)	(3.8)

Interest income and other, net	22.9	19.6	21.6	19.2
Other than temporary loss on long-term investments	(5.2)	0.0	(2.6)	0.0

Income before income taxes	17.9	16.7	17.5	15.4
Provision for income taxes	8.3	4.2	7.2	3.6

Net income	9.6%	12.5%	10.3%	11.8%

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

	Three Months Ended September 30			Six Months Ended September 30
	2006	2005	Change	2006	2005	Change
Net sales:
Communications	$18,068	$15,613	15.7%	$35,640	$30,856	15.5%
Percentage of net sales	97.6%	94.5%		97.0%	95.1%
Video, imaging and other	$435	$915	(52.5)%	$1,094	$1,584	(30.9)%
Percentage of net sales	2.4%	5.5%		3.0%	4.9%

Total	$18,503	$16,528		$36,734	$32,440

Communications

Communications net sales for the three months and six months ended September 30, 2006 increased by $2.5 million and $4.8 million, respectively, compared to the same periods a year ago.

Net sales in the network and transmission market for the three and six months ended September 30, 2006 increased by $1.5 million, or 26.6% and $2.6 million or 22.7%, respectively, compared to the same periods a year ago. Growth in the network and transmission market was primarily due to increased sales volumes of T/E and, to a lesser extent, SONET products attributable to growth in end customer demand that were partially offset by price erosion on a limited number of products.

Net sales in the serial communications market for the three and six months ended September 30, 2006 increased by $0.9 million, or 9.5% and $2.2 million or 11.3%, respectively, compared to the same periods a year ago. Growth in the serial communications market was primarily due to increased sales volumes associated with new design wins partially offset by price erosion on a limited number of products. For the six months ended September 30, 2005, net sales in serial communications included $0.4 million in last time buy orders for a product last shipped in December 2005.

Video, Imaging and Other

Video, imaging and other products sales for the three and six months ended September 30, 2006 decreased by $0.5 million compared to the same periods a year ago primarily due to reduced shipments to Hewlett-Packard and the completion of a customer’s older program. We continue to pursue limited sales opportunities in this market.

Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Primary distributors	$7,032	$6,245	12.6%	$14,020	$12,951	8.3%
Percentage of net sales	38.0%	37.8%		38.2%	39.9%
OEM	$11,471	$10,283	11.6%	$22,714	$19,489	16.5%
Percentage of net sales	62.0%	62.2%		61.8%	60.1%

Net sales to our primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”) for the three and six months ended September 30, 2006, increased primarily due to increased shipments of network and transmission products and serial communications products for new design wins.

Net sales to OEMs and their subcontract manufacturers for the three and six months ended September 30, 2006 increased primarily due to increased shipments to Alcatel and Nokia, and increased sales to a broad number of customers of a variety of serial communications products.

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
United States	$8,418	$7,842	7.3%	$16,337	$16,046	1.8%
Percentage of net sales	45.5%	47.4%		44.5%	49.5%
International	$10,085	$8,686	16.1%	$20,397	$16,394	24.4%
Percentage of net sales	54.5%	52.6%		55.5%	50.5%

The increase in United States net sales for the six months ended September 30, 2006 was attributable to increased shipments of a variety of network and transmission and serial communications products, primarily through the distribution channel. The growth in international net sales for the six months ended September 30, 2006 compared to the same period a year ago was primarily due to growth in Europe of 33% as a result of increased sales to Alcatel and Nokia and growth in Asia of 14% due to increased sales to a broad number of customers of a variety of serial communications products.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Gross profit	$12,733	$10,985	15.9%	$25,492	$21,646	17.8%
Percentage of net sales	68.8%	66.5%		69.4%	66.7%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, testing, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with the ON acquisition; and

•	provisions for excess and obsolete inventory.

The increase in gross profit as a percentage of net sales for the three and six months ended September 30, 2006 as compared to the same periods a year ago was primarily due to improved manufacturing efficiencies associated with increased sales volume. Stock-based compensation expense recorded in cost of sales for the three and six months ended September 30, 2006 was $29,000 and $54,000, respectively.

The amortization of purchased intangible assets associated with the ON acquisition of $0.2 million per quarter will continue to affect gross profit through fiscal year 2012. We anticipate that gross profit will continue to fluctuate as a percentage of net sales due to future fluctuations in net sales, changes in product mix, competitive pricing, fluctuations in manufacturing costs and future amortization of any additional licensed technology, among other factors.

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Total research and development	$6,677	$6,022	10.9%	$13,291	$12,254	8.5%
Percentage of net sales	36.1%	36.4%		36.2%	37.8%

Research and development expenses consist primarily of:

•	salaries, stock-based compensation and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment; and

•	facility expenses.

The increase in R&D expenses for the three and six months ended September 30, 2006 as compared to the same periods a year ago was primarily a result of stock-based compensation expense of $0.4 million and $0.7 million, respectively. In addition, R&D expense was impacted by increased mask tooling costs and engineering design software license fees partially offset by lower labor related costs.

We believe that technological innovation is critical to our long-term success, and we intend to continue to invest in R&D to enhance our product offerings to meet the current and future technological requirements of our customers and markets. Some aspects of our R&D efforts require significant short-term expenditures, such as mask tooling for advanced technology products, the timing of which may cause significant fluctuations in our R&D expenses. We believe that R&D expenses in the current fiscal year will likely increase in absolute dollars as compared to R&D expenses of the prior fiscal year due to stock-based compensation, the higher development costs of tooling products at 0.18u/0.13u technologies and R&D consulting. We expect R&D expenses in the current fiscal year to increase as a percentage of net sales due to the addition of stock-based compensation.

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Total SG&A	$6,010	$5,443	10.4%	$12,743	$10,629	19.9%
Percentage of net sales	32.5%	33.0%		34.7%	32.7%

Selling, general and administrative expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional fees; and

•	facility expenses.

The increase in SG&A expenses for the three and six months ended September 30, 2006 as compared to the same periods a year ago was primarily a result of stock-based compensation expense of $0.8 million and $1.5 million, respectively; and a one-time charge of $0.7 million in connection with a separation agreement with our chief financial officer for the six months ended September 30, 2006. In addition, SG&A expense was impacted by increased sales commissions and audit fees, partially offset by lower labor related costs and reduced depreciation for our ERP system.

We believe that SG&A expenses will increase in absolute dollars due to stock-based compensation, sales commissions, professional fees, legal costs and costs of any corporate governance or other activity under or at the direction of the Board of Directors. We expect SG&A expense to fluctuate with legal costs and the timing of employer payroll taxes. We also expect SG&A expenses in the current fiscal year to increase as a percentage of net sales due to the addition of stock-based compensation.

Interest Income and Other, Net

The following table shows interest income and other, net in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Interest income and other, net	$4,229	$3,234	30.8%	$7,942	$6,234	27.4%
Percentage of net sales	22.9%	19.6%		21.6%	19.2%

Interest income and other, net primarily consists of:

•	interest income; and

•	realized gains on marketable securities.

The increase in interest income and other, net during the three and six months ended September 30, 2006 as compared to the same periods a year ago was due to higher interest earned on cash and cash equivalents and short-term marketable securities as a result of increasing market interest rates partially offset by lower cash equivalents and marketable securities due to the $120.8 million used to complete our Modified “Dutch Auction” Self Tender Offer in the second quarter of fiscal year 2006.

Other than Temporary Loss on Long-Term Investments

We account for our long-term investments in TechFarm and Skypoint Fund under the cost method for their respective portfolios of non-marketable equity securities. We periodically review and determine if the investments are other-than-temporarily impaired, in which case the investments are written down to their impaired value. Impairment of non-marketable equity securities is recorded in other-than-temporary loss on long-term investments in the Condensed Consolidated Statements of Operations.

As the management fees continue to deplete the TechFarm Fund capital without any recent appreciation in the valuation of portfolio companies, we believe a portion of the carrying value of our investment in the fund is permanently impaired. In September 2006, we recorded an impairment charge against our earnings of $0.1 million, thereby reducing our carrying value in the TechFarm Fund to $0.5 million. During the period ended September 30, 2006, we became aware that two of Skypoint Fund’s portfolio companies would be liquidated. We believe a portion of the carrying value of our investment in the Skypoint Fund is permanently impaired. In September 2006, we recorded an impairment charge against our earnings of $0.8 million, thereby reducing our carrying value in the Skypoint Fund to $1.9 million. The $1.9 million carrying value reflects the contributions to date of $3.3 million less the $0.8 million impairment charge and a $0.6 million distribution in September 2005.

The following table shows the changes in carrying value by fund for the period ended September 30, 2006 (dollars in thousands):

	March 31, 2006	Contributions	Impairments	September 30, 2006
TechFarm Fund	$600	$—	$(134)	$466
Skypoint Fund	2,228	492	(823)	1,897

Long-term investments	$2,828	$492	$(957)	$2,363

Provision for Income Taxes

We compute income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the second quarter of fiscal year 2007, we estimated our effective income tax rate for fiscal year 2007 to be 35.4% as compared to our effective income tax rate for fiscal year 2006 of 26.4%. The increase in our estimated effective income tax rate reflects higher expected pre-tax book income, the suspension of the federal R&D credit and the impact of nondeductible stock-based compensation expense upon our adoption of SFAS 123R in the first quarter of fiscal year 2007.

As a result of discrete tax events during the second quarter fiscal year 2007, we are recording a quarterly effective tax rate of 46.4%. This is higher than the Company’s projected annual effective income tax rate, since the Company did not recognize a tax benefit for the $1.0 million asset impairment charge for TechFarm Fund and the Skypoint Fund, recorded in the second quarter of fiscal 2007, due to the uncertainty surrounding whether the Company will have future capital gains to offset this capital loss.

Liquidity and Capital Resources

We do not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts, nor do we have any synthetic leases. At September 30, 2006, we had no foreign currency contracts outstanding.

Our principal sources of liquidity during the six months ended September 30, 2006 were cash and cash equivalents and short-term marketable securities, which, in the aggregate, increased by $23.2 million to $352.8 million at September 30, 2006 from $329.5 million at March 31, 2006. Cash and cash equivalents increased by $37.0 million during the six months ended September 30, 2006 resulting primarily from net cash provided by investing activities of $12.6 million and net cash provided by financing activities of $14.6 million.

We generated net cash flows from operating activities of $9.9 million and $7.3 million during the six month periods ended September 30, 2006 and 2005, respectively. For the six months ended September 30, 2006, net cash from operating activities resulted from net income of $3.8 million and $9.4 million in non-cash charges for depreciation and amortization expense, stock-based compensation, tax benefit from stock plans, the provision for sales returns and allowances, and an impairment charge on long-term investments. These sources of cash were partially offset by increases in prepaid expenses and other assets and accounts receivable of $1.8 million and $1.3 million, respectively. For the six months ended September 30, 2005, net cash from operating activities resulted from net income of $3.8 million and $4.4 million in non-cash charges for depreciation and amortization expense and the provision for sales returns and allowances and an increase in accounts payable of $1.8 million. These sources of cash were partially offset by increases in accounts receivable of $2.8 million.

Net cash provided by investing activities totaled $12.6 million during the six months ended September 30, 2006 as compared to net cash provided by investing activities of $23.4 million during the six months ended September 30, 2005. During the six months ended September 30, 2006, our investing activities included proceeds from the sales and maturities of $101.0 million of short-term marketable securities partially offset by purchases of $86.3 million in short-term marketable securities, and purchases of property, plant and equipment and other assets of $1.6 million. During the six months ended September 30, 2005, our investing activities included proceeds from the maturities of $72.3 million of short-term marketable securities partially offset by purchases of $36.6 million in short-term marketable securities, $11.4 million for the purchase of assets in the ON acquisition, and purchases of property, plant and equipment of $1.1 million.

Of the $5.0 million obligation to the Skypoint Fund, we have funded $3.3 million, as of September 30, 2006, and are contractually obligated to contribute the remaining capital of $1.7 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. All subsequent capital contributions, up to the $5.0 million capital commitment, must be for portfolio companies invested in by the Skypoint Fund prior to June 18, 2007. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and/or short-term marketable securities.

Net cash provided by financing activities totaled $14.6 million in the six months ended September 30, 2006 as compared to net cash used in financing activities of $115.9 million in the six months ended September 30, 2005. During the six months ended September 30, 2006, our financing activities reflected primarily the issuance of shares of common stock, representing proceeds from the exercise of stock options under our stock option plans. During the six months ended September 30, 2005, our financing activities included the repurchase of $120.3 million in common stock including associated costs of completing the Company’s Modified “Dutch Auction” Self Tender Offer, and the repurchase of 100,000 shares of Exar’s common stock for $1.3 million under the stock repurchase program authorized in March 2001. This was partially offset by the proceeds of $5.7 million from the issuance of shares of common stock, representing proceeds from the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under the Company’s Employee Stock Participation Plan.

To date, inflation has not had a significant impact on our operating results.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from our stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of our common stock. We did not repurchase shares under this program in the six months ended September 30, 2006. During the six months ended September 30, 2005, we acquired 100,000 shares of our common stock for $1.3 million. At September 30, 2006, we had $28.1 million remaining under the currently authorized $40.0 million stock repurchase program. In furtherance of our current $40.0 million stock repurchase program, on October 27, 2006 we announced the adoption of a 10b5-1 share purchase plan covering the purchase of up to $16.0 million worth of our common stock. The 10b5-1 share purchase plan was adopted to facilitate the repurchase of shares during trading blackout periods and will be effected through a broker based on instructions expressly set forth in the purchase plan.

We anticipate that we will continue to finance our operations with cash flows from operations, existing cash balances and the sale of short-term marketable securities. The combination and the sources of capital will be determined by management based on our current needs and the prevailing market conditions. We believe that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy our working capital requirements, capital equipment acquisition, and share repurchase activities for at least the next twelve months. From time to time, we evaluate potential business arrangements and equity investments complementary to our design expertise and to accelerate various strategic initiatives. We may seek additional equity or debt financing to pursue or position ourselves to pursue these transactions, or for any other reason, we may not be able to obtain additional financing on terms acceptable to us, if at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

Recent Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts to be reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity. We are required to adopt FIN 48 beginning April 1, 2007.

In September 2006, the Securities Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, of adopting SFAS 157 on our financial position, results of operations and liquidity.

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At September 30, 2006, we did not have significant foreign currency denominated net assets or net liabilities, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 30, 2006, short-term investments consisted of U.S. government and corporate securities of $128.2 million. We did not have long-term investments available for sale at September 30, 2006. At September 30, 2006, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $0.2 million, before the effect of income taxes.

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

Conclusion. Based on the Evaluation the CEO, as principal executive officer and principal financial officer, has concluded that our Disclosure Controls are effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting.

Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserts causes of action against Exar for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson seeks monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson’s claim for monetary damages includes a claim for repair costs, a claim for damages to reimburse Ericsson for concessions made to customers and to complete a retrofit of its products, and lost profits. Ericsson claims that its damages exceed $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. The Court granted Ericsson leave to file its Third Amended Complaint on April 28, 2006. We answered Ericsson’s Third Amended Complaint on May 30, 2006. The Court recently continued the trial from September 29, 2006 to March 29, 2007, and discovery is continuing. On May 16, 2006, Ericsson moved to have the Santa Clara County action discussed below transferred and coordinated with the San Diego County action. On June 22, 2006, the Court granted Ericsson’s motion to transfer and coordinate. The Santa Clara County action has been transferred to San Diego County. We dispute the allegations in Ericsson’s Third Amended Complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Ericsson will result in liability. As of September 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. Trial on the cross-complaint asserted by Vicor is also scheduled for March 29, 2007. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Vicor will result in liability. As of September 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

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

On March 17, 2005, Vicor filed a cross-complaint against us and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego County action discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, we filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara County Superior Court sustained our demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties’ respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that we were obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. We answered

Vicor’s amended cross-complaint on September 2, 2005. On April 10, 2006, Vicor moved to have the San Diego County action transferred to Santa Clara County and coordinated with the action in Santa Clara County. On June 6, 2006, the Court deferred deciding Vicor’s motion until the Court in the San Diego County action could rule on a similar motion pending in that action. As discussed above, the Court in the San Diego County action granted Ericsson’s motion to transfer and coordinate the Santa Clara County action with the San Diego County action in San Diego County. The Santa Clara County action is presently being transferred to San Diego County. No trial date has been set. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claim asserted by Vicor will result in liability. As of September 30, 2006, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

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

IF WE FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS IN OUR CORE OR NEW MARKETS THAT MEET EVOLVING MARKET NEEDS OR WE ARE UNABLE TO GROW REVENUES, THEN OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

The markets for our products are characterized by:

•	changing technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing costs of product development;

•	long design-to-production cycles;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	increasing functional integration;

•	increasing price pressure;

•	moderate to slow growth;

•	frequent product introductions and enhancements; and

•	changing competitive landscape (consolidation, financial viability).

Our success depends in part on our successful development of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) accurately define and develop, on a timely basis, new products; (iii) gain access to and use technologies in a cost-effective manner; (iv) continue to expand our technical and design expertise; (v) timely introduce and cost-effectively have manufactured new products; (vi) differentiate our products from our competitors’ offerings; and (vii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to develop new products that meet their evolving needs. Moreover, we must respond to shifts in market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner. Migration from older products to newer products may result in volatility of earnings during periods of transition to new products.

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

The process of developing and supporting new products is complex, expensive and uncertain, and if we fail to accurately predict and understand our customers’ changing needs and emerging technological trends, our business may be harmed. In addition, we may make significant investments to modify new products according to input from one or more customers who then, in the end, may choose another competitor’s or an internal solution. We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may harm our business, financial condition and results of operations.

IF WE ARE UNABLE TO CONVERT A SIGNIFICANT PORTION OF OUR DESIGN WINS INTO ACTUAL REVENUE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

We have secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Additionally, some of our design wins are with privately-held, early-stage companies that may fail to bring their product to market or gain market share. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted.

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

Our financial results may fluctuate significantly. Some of the factors that affect our financial results, many of which are difficult or impossible to control or predict, are:

•	our difficulty predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners coupled with a high number of orders placed for products to be shipped in the same quarter;

•	the reduction, rescheduling, cancellation or timing of orders by our customers and channel partners due to, among others, the following factors;

•	management of customer, subcontractor and/or channel inventory;

•	dependency on a single product with a single customer;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	temporary disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	the inability of our customers to obtain components from their other suppliers; and

•	disruption in the sales or distribution channels;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that our customers purchase;

•	risks associated with entering new markets, such as increased competition, should we decide to do so;

•	the announcement or introduction of products by our competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and suppliers;

•	discontinuance of wafer fabrication or packaging technologies by our suppliers;

•	if wafer fabrication or packaging and test suppliers discontinue or experience extended disruption of supply, we may incur increased costs to obtain alternative suppliers or investment in inventory to meet continuity of supply obligations to customers;

•	temporary disruptions in our or our customers’ supply chain due to natural disaster, fire, outbreak of communicable diseases such as the Avian Flu, or labor disputes;

•	fluctuations in the manufacturing output, yield capabilities, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increase in manufacturing costs;

•	increase in mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with shareholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	increased costs and time associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record expenses for stock-based compensation;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

As a consequence, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of results to be expected in the future. Any of the foregoing factors, or any other factors discussed elsewhere herein or in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, may have a material adverse effect on our business, financial condition and results of operations.

THE GENERAL STATE OF THE U.S. AND GLOBAL ECONOMIES, AS WELL AS THE COMMUNICATIONS EQUIPMENT MARKET, MAY CONTINUE TO MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Periodic declines or fluctuations in corporate profits, lower capital equipment spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our revenue and profitability have generally followed market fluctuations of the communications equipment industry. These market fluctuations have affected carrier capital equipment spending which in turn has affected the demand for our customers’ products, thus affecting our revenues and profitability. Communications service providers and equipment manufacturers continue to experience consolidation in their industries. Uncertainties in anticipated communications equipment spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

We are unable to predict the strength or duration of current communications market conditions or effects of equipment manufacturer consolidation. If the sector does not improve measurably, or declines, our business, financial condition and results of operations may be materially and adversely impacted.

WE MAY NOT INTEGRATE ACQUIRED TECHNOLOGY SUCCESSFULLY.

We have acquired and may in the future acquire intellectual property to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks such as successful technical integration into existing products, market acceptance of new products, and achievement of planned return on investment. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs.

COMPETITION IN THE MARKETS IN WHICH WE PARTICIPATE, OR MAY PARTICIPATE, MAY MAKE IT MORE DIFFICULT FOR US TO BE SUCCESSFUL.

We compete against an established group of semiconductor companies that focus on similar markets. These competitors include Agere Systems Inc., Applied Micro Circuits Corporation, Integrated Device Technology Inc., Maxim Integrated Products inc., Mindspeed Technologies Inc., PMC Sierra Inc., NXP (formerly of Royal Philips Electronics), Texas Instruments Incorporated, TranSwitch Corporation and Vitesse Semiconductor Corporation. Additionally, we are facing competition from other established companies and start-up businesses that seek to enter the markets in which we participate.

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures. These circumstances may result in us losing design opportunities or may decrease our revenue and margins as a result of the price reduction pressure. Also, competitors from new companies in emerging economy countries with significant lower costs could affect selling price and gross margins.

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

In addition, we cannot be certain that we will continue to do business with Chartered or our other foundries on terms as favorable as our current terms. Significant risks associated with our reliance on third party foundries include:

•	the lack of assured process technology and wafer supply;

•	financial and operating stability of the foundries;

•	limited control over delivery schedules;

•	limited manufacturing capacity of the foundries;

•	limited control over quality assurance, manufacturing yields and production costs; and

•	potential misappropriation of our intellectual property.

We could experience a substantial delay or interruption in the shipment of our products or an increase in our costs due to any of the following:

•	a manufacturing disruption experienced by foundries utilized by us or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by one of our foundries;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products;

•	failure of our suppliers to obtain raw materials and equipment;

•	financial and operating stability of the foundry or any of our suppliers;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, political instability, natural disasters; and

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of our products.

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

•	We depend on independent subcontractors in Asia for all of the assembly and the majority of the testing of our products. Our reliance on these subcontractors involves the following risks:

•	our reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of our subcontractors;

•	long term financial stability of our subcontractors and their ability to invest in new capabilities and/or expand capacity to meet increasing demand;

•	disruption of services due to the outbreak of communicable diseases such as the Avian Flu, acts of terrorism, natural disasters, labor disputes, or civil unrest;

•	disruption of manufacturing or test services due to relocation of subcontractor manufacturing facilities;

•	subcontractors imposing higher minimum order quantities for substrates;

•	failure of our subcontractors to obtain raw materials and equipment;

•	increasing cost of raw materials resulting in higher package costs;

•	entry into “take-or-pay” agreements;

•	additional costs to qualify new local assembly subcontractors for prototypes;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	reallocation or limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain our subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of our products;

•	limited warranties from our subcontractors for products assembled and tested for us;

•	possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by us and the possible inability to obtain an alternate source to supply the package;

•	potential increases in assembly and test costs; and

•	third party subcontractors’ abilities to transition to smaller package types and to new package compositions.

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

Our future success depends, in part, on the continued service of our key design engineering, technical, sales, marketing and executive personnel and our ability to identify, hire, incentivize and retain other qualified personnel.

In the future, we may not be able to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the management of our business. Competition for skilled employees having specialized technical capabilities and industry-specific expertise continues to be a considerable risk inherent in the markets in which we compete. Volatility or lack of positive performance in our stock price and the ability to offer equity compensation to as many key employees or in amounts consistent with past practices, as a result of regulations regarding the expensing of options, may also adversely affect our ability to retain key employees, all of whom have been granted stock options. The failure to retain and recruit, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm our business, financial condition and results of operations.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD REQUIRES US TO EXPENSE STOCK-BASED COMPENSATION GIVEN TO EMPLOYEES AND NON-EMPLOYEE DIRECTORS, WHICH SIGNIFICANTLY AFFECTS OUR OPERATING RESULTS.

We historically have used, and expect to continue to use stock-based compensation as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Stock-based compensation is also utilized to attract and retain non-employee directors. As of April 1, 2006, we adopted the Financial Accounting Standards Board Statement

No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires that we record stock-based compensation expense in our statement of operations for awards, such as employee stock options, using the fair value method. The adoption of this new standard has a significant effect on our reported earnings, although it does not affect our cash flows, and may impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based payments. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

OUR RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales have accounted for, and will likely continue to account for a significant portion of our revenues, which subjects us to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export or import licenses;

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters outside the United States;

•	disruptions to customer operations outside the United States due to the outbreak of communicable diseases such as the Avian Flu;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing sales channel partners;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties; and

•	potentially adverse tax consequences.

In addition, because sales of our products have been denominated primarily in U.S. dollars, increases in the value of the U.S. dollar as compared with local currencies could make our products more expensive to customers in the local currency of a particular country. Increases in the value of the U.S. dollar could also evoke customers to apply pricing pressures on our products. Increased international activity in the future may result in foreign currency denominated sales. Furthermore, because some of our customers’ purchase orders and agreements are governed by foreign laws, we may be limited in our ability, or it may be too costly for us, to enforce our rights under these agreements and to collect damages, if awarded.

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

BECAUSE OUR COMMUNICATIONS INTEGRATED CIRCUITS TYPICALLY HAVE LENGTHY SALES CYCLES, WE MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE REVENUE DERIVED FROM THESE PRODUCTS.

A significant portion of our revenue is derived from selling integrated circuits to communications equipment vendors. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete their design, test and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine months. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our communications products by our customers. Due to the length of the communications equipment vendors’ product development cycle, the risk of project cancellation by our customers is present for an extended period of time.

WE HAVE MADE AND MAY IN THE FUTURE MAKE ACQUISITIONS AND SIGNIFICANT STRATEGIC EQUITY INVESTMENTS, WHICH MAY INVOLVE A NUMBER OF RISKS. IF WE ARE UNABLE TO ADDRESS THESE RISKS SUCCESSFULLY, SUCH ACQUISITIONS AND INVESTMENTS COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment, or the original investment may become impaired;

•	failure to satisfy the strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from normal daily operations of the business.

Additional risks involved with acquisitions include:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulties in supporting acquired products or technologies;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain key personnel;

•	unexpected capital equipment outlays and related expenses;

•	difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	becoming subject to litigation.

Risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive a favorable return on our investments or incur losses from these investments, or the original investment may become impaired;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any delays or other such operations or financial problems could adversely impact our business, financial condition and results of operations.

OUR BACKLOG MAY NOT RESULT IN FUTURE REVENUE.

Due to the possibility of customer changes in delivery schedules and quantities actually purchased, cancellation of orders, distributor returns or price reductions, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. We may not be able to meet our expected revenue levels or results of operations if there is a reduction in our order backlog during any particular period and we are unable to replace those sales during the same period.

FIXED OPERATING EXPENSES AND OUR PRACTICE OF ORDERING MATERIALS IN ANTICIPATION OF FUTURE CUSTOMER DEMAND COULD MAKE IT DIFFICULT FOR US TO RESPOND EFFECTIVELY TO SUDDEN SWINGS IN DEMAND AND RESULT IN HIGHER THAN EXPECTED COSTS AND EXCESS INVENTORY. SUCH SUDDEN SWINGS IN DEMAND COULD THEREFORE HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our operating expenses are relatively fixed in the short to medium term, and therefore, we have limited ability to reduce expenses quickly and sufficiently in response to any revenue shortfall. In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. This incremental cost could have a materially adverse impact on our business, financial condition and results of operations.

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

More specifically, our pending patent applications or any future applications may not be approved, and any issued patents may not provide us with competitive advantages or may be challenged by third parties. If challenged, our patents may be found to be invalid or unenforceable, and the patents of others may have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

In addition, at times the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations may harm the market price of our common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on September 7, 2006 in Fremont, California. The holders of 34,448,316 shares of the Company’s common stock, or 95.7% of the outstanding voting securities of the Company, entitled to vote were represented in person or by proxy at the Annual Meeting.

The matters voted on by the stockholders at the Annual Meeting and the voting results are as follows:

Proposal	I Election of Directors

	Number of shares
	Voted For	Withheld
Roubik Gregorian	30,925,439	3,522,877
John S. McFarlane	30,893,191	3,555,125

Proposal II Approval of the Exar Corporation’s 2006 Equity Plan

	Number of shares
	Voted For	Voted Against	Abstain
Approval of 2006 Equity Plan	21,553,094	9,228,240	710,617

Proposal III Approval of an Amendment to the Amended and Restated Certificate of Incorporation to Declassify Exar Corporations’s Board of Directors as of the 2008 Annual Meeting of Stockholders

	Number of shares
	Voted For	Voted Against	Abstain
Approval of an Amendment to the Amended and Restated Certificate of Incorporation	34,282,454	147,936	17,926

Proposal IV Ratification of Appointment of Independent Registered Public Accounting Firm,

PricewaterhouseCoopers LLP

	Number of shares
	Voted For	Voted Against	Abstain
Ratification of the appointment of PricewaterhouseCoopers LLP	34,401,617	21,987	24,712

At the Annual Meeting, the stockholders elected Roubik Gregorian and John S. McFarlane as directors of the Company to serve until the 2008 Annual Meeting of Stockholders. The term of office of each of the following directors of the Company continued after the Annual Meeting: Guy W. Adams, Richard L. Leza, Sr., Juan “Oscar” Rodriguez and Pete Rodriguez.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 are as follows:

Exhibit Number	Description

3.2	Amended and Restated Bylaws of the Company (a)

10.1	2006 Equity Incentive Plan (b)

10.2	Form of Notice of Grant and Terms and Conditions of Nonqualified Stock Option (c)

10.3	Form of Notice of Grant and Terms and Conditions of Incentive Stock Option (c)

10.4	Form of Stock Unit Award Agreement (c)

10.5	Form of Director Restricted Stock Unit Award Agreement (c)

10.6	Form of Director Nonqualified Stock Option Agreement (c)

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to the Company’s Current Report on Form 8–K filed with the Commission on July 25, 2006 and incorporated herein by reference.
(b)	Filed as Addendum B to the Company’s Definitive Proxy Statement filed with the Commission on August 9, 2006 and incorporated herein by reference.
(c)	Filed as an Exhibit to the Company’s Current Report on Form 8–K filed on September 13, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

November 8, 2006	By:	/s/ ROUBIK GREGORIAN
(Roubik Gregorian) Chief Executive Officer, President, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.2	Amended and Restated Bylaws of the Company (a)

10.1	2006 Equity Incentive Plan (b)

10.2	Form of Notice of Grant and Terms and Conditions of Nonqualified Stock Option (c)

10.3	Form of Notice of Grant and Terms and Conditions of Incentive Stock Option (c)

10.4	Form of Stock Unit Award Agreement (c)

10.5	Form of Director Restricted Stock Unit Award Agreement (c)

10.6	Form of Director Nonqualified Stock Option Agreement (c)

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to the Company’s Current Report on Form 8–K filed with the Commission on July 25, 2006 and incorporated herein by reference.
(b)	Filed as Addendum B to the Company’s Definitive Proxy Statement filed with the Commission on August 9, 2006 and incorporated herein by reference.
(c)	Filed as an Exhibit to the Company’s Current Report on Form 8–K filed on September 13, 2006, and incorporated herein by reference.