Form 10-Q
period 2006-12-31
EXAR CORP
filed 2007-02-07
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January 31, 2006, 36,324,690 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 8,806,010 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31, 2006	March 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$117,008	$187,610
Short-term marketable securities	236,820	141,918
Accounts receivable (net of allowances of $1,205 and $1,074)	5,410	7,429
Inventories	5,279	5,531
Interest receivable and prepaid expenses	6,923	4,599
Deferred income taxes	2,180	2,579

Total current assets	373,620	349,666

Property, plant and equipment, net	26,216	27,770
Long-term investments	2,523	2,828
Deferred income taxes, net	9,543	9,361
Goodwill and intangible assets, net	9,303	10,020
Other non-current assets	2,119	1,752

Total assets	$423,324	$401,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,838	$2,631
Accrued compensation and related benefits	3,194	3,899
Accrued sales commissions	687	650
Other accrued expenses	2,380	1,895
Income taxes payable	5,194	4,695

Total current liabilities	13,293	13,770

Long-term obligations	191	222

Total liabilities	13,484	13,992

Commitments and contingencies (Notes 11 and 12)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 45,130,250 and 43,898,555 shares outstanding (includes treasury stock)	450,058	430,384
Accumulated other comprehensive loss	(8)	(417)
Retained earnings	96,910	90,140
Treasury stock, 8,601,510 and 8,267,110 shares of common stock at cost	(137,120)	(132,702)

Total stockholders’ equity	409,840	387,405

Total liabilities and stockholders’ equity	$423,324	$401,397

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net sales	$16,108	$17,009	$52,842	$49,449

Cost of sales (a):
Product cost of sales	5,156	5,280	15,918	15,634
Amortization of purchased intangible assets	240	240	720	680

Total cost of sales	5,396	5,520	16,638	16,314

Gross profit	10,712	11,489	36,204	33,135

Operating expenses (a):
Research and development	6,222	6,178	19,513	18,432
Selling, general and administrative	5,347	5,187	18,090	15,816

Total operating expenses	11,569	11,365	37,603	34,248

Income (loss) from operations	(857)	124	(1,399)	(1,113)

Interest income and other, net:
Interest income and other, net	4,289	2,902	12,231	9,136
Other than temporary loss on long-term investments	—	(1,215)	(957)	(1,215)

Total other income, net	4,289	1,687	11,274	7,921
Income before income taxes	3,432	1,811	9,875	6,808
Provision for income taxes	446	702	3,106	1,885

Net income	$2,986	$1,109	$6,769	$4,923

Earnings per share:
Basic earnings per share	$0.08	$0.03	$0.19	$0.13

Diluted earnings per share	$0.08	$0.03	$0.19	$0.12

Shares used in the computation of earnings per share:
Basic	36,642	35,202	36,255	39,045

Diluted	36,790	35,347	36,518	39,466

(a)	Includes stock-based compensation as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	SFAS 123R	APB 25	SFAS 123R	APB 25
Product cost of sales	$23	$—	$77	$—
Research and development	285	—	963	—
Selling, general and administrative	749	34	2,246	102

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,769	$4,923
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,988	4,325
Tax benefit from stock plans	846	—
Stock-based compensation expense	3,286	102
Gross tax windfall from stock-based compensation	(578)	—
Provision for sales returns and allowances	3,092	2,263
Other than temporary loss on long-term investments	957	1,215
Deferred income taxes	217	—
Changes in operating assets and liabilities:
Accounts receivable	(1,073)	(4,747)
Inventories	252	(1,218)
Prepaid expenses and other assets	(1,317)	(255)
Accounts payable	(797)	251
Accrued compensation and related benefits	(706)	(633)
Accrued sales commissions and other accrued expenses	(9)	1
Income taxes payable	227	1,499

Net cash provided by operating activities	15,154	7,726

Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(2,785)	(4,670)
Purchases of short-term marketable securities	(226,282)	(44,617)
Proceeds from sales and maturities of short-term marketable securities	132,457	89,213
Contributions to long-term investments, net	(652)	(116)
Acquisition of ON business from Infineon	—	(11,420)

Net cash provided by (used in) investing activities	(97,262)	28,390

Cash flows from financing activities:
Proceeds from issuance of common stock	15,542	6,634
Gross tax windfall from stock-based compensation	578	—
Repurchases of common stock	(4,418)	(124,400)

Net cash provided by (used in) financing activities	11,702	(117,766)

Effect of exchange rate changes on cash	(196)	117

Net decrease in cash and cash equivalents	(70,602)	(81,533)

Cash and cash equivalents at the beginning of period	187,610	258,378

Cash and cash equivalents at the end of period	$117,008	$176,845

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

We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel universal asynchronous receiver transmitters (“UARTs”) as well as UARTs with integrated transceivers. UARTs are well suited to increase data transfer efficiency for various industrial, telecommunications and consumer applications.

We have introduced our first SATA Port-Multiplier and Port-Selector products addressing the storage marketplace. In addition, we have developed a portfolio of clock products that address various system needs for clock generation, distribution, skew adjustment, and applications needing fail-safe operations. We continue to pursue limited opportunities in the video and imaging markets.

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

We compute the fair value of stock options utilizing the Black-Scholes model. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and forfeiture rates. We estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior. Our computation of expected volatility is based on historical data of the market closing price for our common stock as reported by The NASDAQ Global Market under the symbol “EXAR” and the expected term of our stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. For all stock-based awards, we estimate the forfeiture rates based on our historical voluntary and involuntary terminations prior to vesting.

The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Additionally, a change in the estimated forfeiture rate may have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all unamortized expense after April 1, 2006 is recognized in the period the forfeiture estimate is changed.

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

Because the accelerated options’ exercise prices were in excess of the market value of our common stock at the time of acceleration, we believe that the incentive value to our employees of the associated unvested options was minimal. The acceleration eliminated future compensation expense we would otherwise have had to recognize in our statements of operations with respect to these options under SFAS 123R. As a result of this action, approximately $4.9 million of stock-based compensation expense, net of taxes, will be excluded from stock-based compensation for periods subsequent to fiscal year 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

The effect of recording stock-based compensation in accordance with SFAS 123R for the three and nine months ended December 31, 2006 was as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Stock-based compensation recorded	$1,057	$3,286
Tax effect on stock-based compensation	(349)	(1,121)

Subtotal	708	2,165
Stock-based compensation that would have been recorded under APB 25	34	102
Tax effect on stock-based compensation	(13)	(40)

Subtotal	21	62
Effect on income before income taxes	$1,023	$3,184

Effect on net income	$687	$2,103

Effect on basic and diluted earnings per share	$0.02	$0.06

Prior to adoption of SFAS 123R, we amortized deferred stock-based compensation on the straight-line method over the vesting periods of our restricted stock. Upon adoption of SFAS 123R, we continue to expense the restricted stock under the straight-line method over its remaining vesting periods.

Stock-Based Compensation Information under SFAS 123R

Upon adoption of SFAS 123R, we continued to value share-based awards under the Black-Scholes model, which was previously used for pro forma disclosures required under SFAS 123. The weighted-average estimated fair value of employee stock options granted during the three and nine months ended December 31, 2006 was $5.32 and $5.67, respectively, per share using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Expected term of options (years)	5.1 - 5.3	5.1 - 5.3
Risk-free interest rate	4.57%	4.57% - 4.90%
Expected volatility	39% - 40%	39% - 51%
Expected dividend yield	—	—

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

Effective April 1, 2006, we amended our Employee Stock Participation Plan (“ESPP”) to permit employees to purchase common stock at a purchase price that is equal to 95% of the fair market value of the common stock on the last trading day of each three-month offering period. The amendment to the employee’s discount and the elimination of the look-back period resulted in the ESPP being considered non-compensatory under SFAS 123R.

We recorded $1.1 million and $3.3 million, respectively, in stock-based compensation expense during the three and nine months ended December 31, 2006 related to share-based awards granted during these periods and unvested awards outstanding at the beginning of such periods. No amounts were capitalized related to stock-based compensation.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal Year 2007

Had stock-based compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS 123, our pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income - as reported	$1,109	$4,923
Add: Stock-based employee compensation expense included in reported net income, net of tax	$21	$62
Deduct: Total stock-based employee compensation determined under the fair value basis, method for all awards, net of tax	(1,425)	(5,402)

Pro forma net income (loss)	$(295)	$(417)

Earnings per share, as reported
Basic	$0.03	$0.13

Diluted	$0.03	$0.12

Pro forma earnings (loss) per share - basic and diluted	$(0.01)	$(0.01)

The pro forma effects of estimated stock-based compensation expense on net income (loss) and earnings (loss) per share for the three and nine months ended December 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

	Three Months Ended December 31, 2005		Nine Months Ended December 31, 2005
	Stock Options	ESPP	Stock Options	ESPP
Expected term of options (years)	4.08	0.25	4.08 - 5.70	0.25
Risk-free interest rate	4.40%	4.10%	3.80% - 4.40%	3.10% -4.10%
Expected volatility	39%	26%	39% - 66%	20% -26%
Expected dividend yield	—	—	—	—

The assumptions related to risk-free interest rate and volatility used for the stock option plans differ from those used for the ESPP primarily due to the difference in the respective expected lives of option grants and purchase plan awards. The Black-Scholes weighted average estimated fair value of stock options granted during the three and nine months ended December 31, 2005 was $3.65 and $5.13, respectively, per share.

NOTE 3. INVENTORIES

Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using standard cost, which approximates average actual cost. We generally record a provision for obsolete inventories and inventories in excess of six-month demand for each specific part.

Inventories consist of the following (in thousands):

	December 31, 2006	March 31, 2006

Work-in-process	$2,884	$3,616
Finished goods	2,395	1,915

Inventories	$5,279	$5,531

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	December 31, 2006	March 31, 2006
Land	$6,660	$6,660
Building	14,333	14,209
Machinery and equipment	52,610	53,419

	73,603	74,288
Accumulated depreciation and amortization	(47,387)	(46,518)

Total	$26,216	$27,770

NOTE 5. LONG-TERM INVESTMENTS

Long-term investments are as follows (in thousands):

	March 31, 2006	Contributions	Impairments	December 31, 2006
TechFarm Fund	$600	$—	$(134)	$466
Skypoint Fund	2,228	652	(823)	2,057

Long-term investments	$2,828	$652	$(957)	$2,523

TechFarm Ventures L.P. (Q), L.P. (“TechFarm Fund”)

We became a limited partner in the TechFarm Fund in May 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of the TechFarm Fund, a Delaware limited partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, we and TechFarm agreed to reduce our capital commitment in the TechFarm Fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. Additionally, we and TechFarm Ventures Management L.L.C. agreed to change our status from that of a limited partner to that of an assignee having fewer rights and less status than a limited partner. Because of these modifications, we changed our method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. We have fulfilled our capital contribution commitment to TechFarm Fund and, therefore, will not be required to fund additional amounts.

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

Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”)

In July 2001, we became a limited partner in the Skypoint Fund, a venture capital fund focused on investments in communications infrastructure companies. The investment provides us with the opportunity to possibly align ourselves with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. We are obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, we have funded $3.5 million, as of December 31, 2006, and are contractually obligated to contribute the remaining capital of $1.5 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007 for new portfolio companies. All subsequent capital contributions, up to the $5.0 million capital commitment, must be for portfolio companies invested in by the Skypoint Fund prior to June 18, 2007. See Note 11, “Commitments and Contingencies” for details on our obligation and commitment in connection with our investment in the Skypoint Fund.

During the period ended September 30, 2006, we became aware that two of Skypoint Fund’s portfolio companies would be liquidated. We believe a portion of the carrying value of our investment in the Skypoint Fund is permanently impaired. In September 2006, we recorded an impairment charge against our earnings of $0.8 million. The $2.1 million carrying value at December 31, 2006 reflects the contributions to date of $3.5 million less the $0.8 million impairment charge and a $0.6 million distribution in September 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

On April 14, 2005, we completed the purchase of Infineon Technologies AG’s Optical Networking Business Unit (“ON”). The total purchase price of $11.42 million includes cash paid of $11.05 million and acquisition related transaction costs of $0.37 million.

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

Purchased technology of approximately $5.8 million consists of intellectual property related to the acquired technology as well as incremental value associated with existing customer relationships. At the date of acquisition, the purchased technology had reached technological feasibility. The purchased technology is amortized to cost of revenues on a straight-line basis over its estimated life of six years. Amortization expense for this intangible asset was $240,000 and $720,000 for the three and nine months ended December 31, 2006, respectively. Amortization expense for the same periods a year ago was $240,000 and $680,000, respectively. The balances of purchased technology and related amortization, included in Goodwill and intangible assets, net on our Condensed Consolidated Balance Sheets, were as follows (in thousands):

	December 31, 2006	March 31, 2006
Purchased technology	$5,750	$5,750
Less accumulated amortization	(1,637)	(920)

Purchased technology, net	$4,113	$4,830

The aggregate estimated future annual intangible amortization expense through fiscal year ending March 31, 2012, is as follows (in thousands):

Amortization Expense (by fiscal year)
Remainder of 2007	240
2008	958
2009	958
2010	958
2011	958
Thereafter	41

$4,113

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of December 31, 2006, we are not aware of an indication that would suggest any impairment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 7. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding options to purchase common stock were exercised or converted into common stock.

A summary of our earnings per share for the three and nine months ended December 31, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
Net Income	$2,986	$1,109	$6,769	$4,923

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings per share	36,642	35,202	36,255	39,045
Dilutive effect of stock options and restricted stock	148	145	263	421

Shares used in computation of diluted earnings per share	36,790	35,347	36,518	39,466

Earnings per share - Basic	$0.08	$0.03	$0.19	$0.13

Earnings per share - Diluted	$0.08	$0.03	$0.19	$0.12

For the three months ended December 31, 2006 and 2005, options to purchase 5,191,961 and 6,767,538 shares of common stock, respectively, at exercise prices ranging from $12.09 to $54.75 and $12.78 to $59.31 respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method. For the nine months ended December 31, 2006 and 2005, options to purchase 5,121,451 and 5,849,150 shares of common stock, respectively, at exercise prices ranging from $12.09 to $54.75 and $12.78 to $59.31 respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method.

NOTE 8. COMMON STOCK REPURCHASES

In March of 2001, we announced our $40.0 million common stock repurchase program. In furtherance to the common stock repurchase program, on October 27, 2006, we announced the adoption of a 10b5-1 share purchase plan covering the purchase of up to $16.0 million worth of our common stock. The 10b5-1 share purchase plan was adopted to facilitate the repurchase of shares during trading blackout periods and is effected through a broker based on instructions expressly set forth in the purchase plan.

During the three months ended December 31, 2006, we repurchased a total of 334,400 shares of our common stock for an aggregate cost of $4.4 million. We have $23.7 million remaining under our current $40.0 million stock repurchase program.

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

The maximum number of shares of common stock that may be issued under the 2006 Plan equals the sum of: (1) 2,800,000 shares, plus (2) the number of any shares subject to stock options granted under any of the Prior Plans and outstanding as of September 7, 2006 which expire or for any reason are cancelled or terminated after September 7, 2006 without being exercised. As noted above, 6,149,018 shares were subject to options outstanding under the Prior Plans. As of December 31, 2006, there were 5,361,079 options outstanding under all stock option plans and 3,277,684 shares were available for future grant.

Generally, options under the plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although the plans provide that options may be granted with a term of up to ten years. Options generally vest at a rate of 25%, on their anniversary date, over four years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

In the second quarter of fiscal 2007, we began issuing restricted stock units to employees and non-employee directors. Restricted stock units currently granted by us generally vest on the first or third anniversary date from the grant date. Restricted stock units granted under the 2006 Plan are counted against authorized shares available for future issuance on a two shares for every actual, restricted stock unit issued. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest. The majority of shares issued are net of the minimum statutory withholding requirements that are paid by us on behalf of our employees.

A summary of stock option transactions for all stock option plans follows:

	Available for Future Issuances	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Yrs	Aggregate Intrinsic Value
Outstanding at March 31, 2006	3,857,924	7,508,898	$17.34
Authorized	—	—
Options Granted	(109,000)	109,000	$13.36
Options Exercised	—	(333,570)	$12.21
Options Cancelled	130,524	(130,524)	$24.54
Options Forfeited	59,817	(59,817)	$12.96

Balance at June 30, 2006	3,939,265	7,093,987	$17.42	3.54	$2,116,564
Authorized	(1,279,439)	—
Options Granted	(206,000)	206,000	$12.92
Options Exercised	—	(802,645)	$12.28
Options Cancelled	302,944	(317,944)	$22.99
Options Forfeited	45,380	(45,380)	$13.50
Adjustment related to restricted stock units	(49,500)	—

Balance at September 30, 2006	2,752,650	6,134,018	$17.69	3.81	$1,475,202
Authorized	—	—
Options Granted	(188,800)	188,800	$12.76
Options Exercised	—	(65,865)	$12.25
Options Cancelled	890,649	(890,649)	$23.48
Options Forfeited	5,225	(5,225)	$12.20
Adjustment related to restricted stock units	(182,040)	—

Balance at December 31, 2006	3,277,684	5,361,079	$16.62	3.89	$1,046,842

Vested and expected to vest, December 31, 2006		5,277,947	$16.68	3.83	$1,022,328
Vested and exercisable, December 31, 2006		4,304,528	$17.49	3.40	$738,864

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the fair value of our common stock of $13.00 as of December 31, 2006, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at December 31, 2006 was 0.8 million.

Total intrinsic value of options exercised was approximately $1.7 million and $6.2 million for the nine months ended December 31, 2006 and 2005, respectively. Total cash received by us related to option exercises was $14.7 million and $5.3 million for the nine months ended December 31, 2006 and 2005, respectively. We recorded a tax benefit of $0.8 million related to the option exercises for the nine months ended December 31, 2006. Upon option exercise, we issue new shares of common stock.

Total unrecognized compensation cost of $5.6 million at December 31, 2006 will be recognized over a weighted average period of 1.63 years.

Restricted Stock Awards

We awarded 30,000 shares of restricted stock to our President and Chief Executive Officer on March 24, 2005 in connection with his employment agreement. The restricted stock vests annually over a period of three years and has a grant date fair value of $13.52. At both December 31, 2006 and March 31, 2006, 20,000 shares remained unvested, with a remaining contractual life of 1.25 years. For each of the three and nine months ended December 31, 2006 and 2005, stock-based compensation expense was $34,000 and $102,000, respectively, associated with these awards. Total unrecognized compensation cost in connection with this restricted stock was $0.2 million at December 31, 2006.

Restricted Stock Units

Total unrecognized compensation cost in connection with these restricted stock units was $1.3 million at December 31, 2006. As allowed by the 2006 Plan, we issue restricted stock units (RSUs) to employees and non-employee directors. The RSUs we have granted generally vest on the first or third anniversary date from the grant date. The common stock associated with these RSUs is delivered to the individuals on their respective vest dates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

A summary of restricted stock unit transactions follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2006	—	$—
Granted	24,750	13.62

Nonvested at September 30, 2006	24,750	$13.62
Granted	91,020	12.83

Nonvested at December 31, 2006	115,770	$13.13

Employee Stock Participation Plan

We are authorized to issue 4,500,000 shares of common stock under our ESPP. The ESPP permits employees to purchase common stock through payroll deductions. Prior to April 1, 2006, the purchase price was the lower of 85% of the fair market value of the common stock at the beginning or at the end of each three-month offering period. Effective April 1, 2006, we amended our ESPP to permit employees to purchase common stock at a purchase price that is equal to 95% of the fair market value of the common stock on the last trading day of each three-month offering period. The amendment to the employee’s discount and the elimination of the look-back period resulted in the ESPP being considered non-compensatory under SFAS 123R.

The number of shares purchased by and distributed to participating employees in the nine months ended December 31, 2006 and 2005 were 28,615 and 107,947, respectively, at weighted average prices of $12.53 and $11.21, respectively.

At December 31, 2006, the Company had reserved 1,705,236 shares of common stock for future issuance under its ESPP.

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income	$2,986	$1,109	$6,769	$4,923

Other comprehensive income (loss):
Cumulative translation adjustments	(42)	46	(119)	70
Unrealized gain, on marketable securities, net of tax	56	112	529	455

Total other comprehensive income	14	158	410	525

Comprehensive income	$3,000	$1,267	$7,179	$5,448

NOTE 11. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. We believe that site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. Management estimates that our accrual of $0.2 million as of December 31, 2006 is sufficient to cover the estimated remaining 3 to 4 years of continued remediation activities and post-remediation site closure activities. If further investigation reveals that additional remediation needs to be employed or that related site closure costs exceed original estimations, we would be required to accrue an additional provision for such remediation or site closure costs.

We generally warrant all of our products against defects in materials and workmanship for a period of ninety days from the delivery date. Our sole liability is limited to either replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial.

Additionally, our sales agreements generally indemnify our customers for any expenses or liability resulting from alleged or claimed infringements of any United States letter patents of third parties. However, we are not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are generally perpetual commencing after execution of the sales agreement or the date indicated on our order acknowledgement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any such indemnity claim.

There are limited instances where negotiated provisions may differ from our general terms and conditions of sales.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Our commitments are comprised of the following (in thousands):

As of December 31, 2006
	Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations

Purchase Obligations (1)	$2,938	$1,895	$1,638	$—	$—	$—	$6,471
Long-term Investment Commitments (Skypoint Fund) (2)	1,500	—	—	—	—	—	1,500
Remediation Commitment (3)	13	53	53	53	29	—	201
Lease Obligations	29	72	37	5	—	—	143

Total	$4,480	$2,020	$1,728	$58	$29	$—	$8,315

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

NOTE 12. LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserts causes of action against us for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson seeks monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson’s claim for monetary damages includes a claim for repair costs, a claim for damages to reimburse Ericsson for concessions made to customers and to complete a retrofit of its products, and lost profits. Ericsson claims that its damages exceed $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. The Court granted Ericsson leave to file its Third Amended Complaint on April 28, 2006. We answered Ericsson’s Third Amended Complaint on May 30, 2006. The Court recently continued the trial from March 29, 2007 to July 13, 2007, and discovery is continuing. On May 16, 2006, Ericsson moved to have the Santa Clara County action discussed below transferred and coordinated with the San Diego County action. On June 22, 2006, the Court granted Ericsson’s motion to transfer and coordinate. The Santa Clara County action has been transferred to San Diego County. We disputed the allegations in Ericsson’s Third Amended Complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the claims asserted by Ericsson. The Settlement Agreement is discussed in detail below.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. Upon a finding of good faith by the Court, the Settlement Agreement, which is discussed in detail below, would eliminate Vicor’s claims for indemnity against us.

On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the litigation in San Diego. Vicor was not a party to the Settlement Agreement and Ericsson’s claims against it continue and are scheduled for trial on July 13, 2007. In exchange for the consideration discussed below, Ericsson agreed to dismiss its claims against us. The Settlement Agreement is a “sliding scale” agreement that requires us to make a non-refundable $500,000 payment upon the completion of certain events. Under the terms of the Settlement Agreement, we may be required to make an additional future payment. The future payment may range anywhere from $0 to $6,500,000, with the specific amount being contingent on Ericsson’s recovery at trial from Vicor. Our obligation to make any additional future payment is eliminated entirely if Ericsson recovers $16,000,000 or more in a final judgment from Vicor, or if Ericsson and Vicor settle the remainder of the litigation, regardless of the amount of the settlement. Our obligation to make any payment under the Settlement Agreement was contingent upon a finding by the Court that the Settlement Agreement was entered into in good faith and, thus, that we are entitled to the protections of California Civil Procedure Code Sections 877 and 877.6. A finding of good faith eliminates the right of Vicor to seek indemnity from us and entitles us to a dismissal of Vicor’s claims for indemnity. We filed a motion for an order finding the Settlement Agreement to be in good faith on December 20, 2006. The Court heard the motion on January 12, 2007. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. Vicor has until February 13, 2007 to seek immediate appellate review of the finding of good faith. Our obligation to make the non-refundable payment arises when the appellate court declines to review the good faith finding or affirms the trial court’s decision. We will seek an immediate dismissal of Ericsson and Vicor’s claims against us upon the completion of appellate review.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

As of December 31, 2006, we recorded a $500,000 liability for the non-refundable payment and a $500,000 receivable from our insurance provider which resulted in no impact to our Condensed Consolidated Statements of Operations. At this time, we do not believe that the litigation and Settlement Agreement will have a material impact on our financial condition, results of operations, or liquidity.

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

On March 17, 2005, Vicor filed a cross-complaint against us and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego County action discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, we filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara County Superior Court sustained our demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties’ respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that we were obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. Vicor has not sought damages in the Santa Clara County action. We answered Vicor’s amended cross-complaint on September 2, 2005. On April 10, 2006, Vicor moved to have the San Diego County action transferred to Santa Clara County and coordinated with the action in Santa Clara County. On June 6, 2006, the Court deferred deciding Vicor’s motion until the Court in the San Diego County action could rule on a similar motion pending in that action. As discussed above, the Court in the San Diego County action granted Ericsson’s motion to transfer and coordinate the Santa Clara County action with the San Diego County action in San Diego County. The Santa Clara County action has been transferred to San Diego County. No trial date has been set. The Settlement Agreement entered into with Ericsson, Inc. on December 1, 2006, and discussed in detail above, resolves the portion of the lawsuit regarding Vicor’s right to indemnity for damages it must pay to Ericsson, Inc. The Settlement Agreement does not, however, resolve the dispute regarding whether we must indemnify Vicor for damages it must pay to any other customers to whom it sold power converters that contained components derived from the untested, semi-custom wafers sold to Vicor. At this point, we are aware of only one other customer that has filed a legal proceeding to recover damages from Vicor. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. As of January 31, 2007, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

We are not currently a party to any other material legal proceeding.

NOTE 13. INDUSTRY AND SEGMENT INFORMATION

We operate in one reportable segment and are engaged in the design, development and marketing of high-performance, analog and mixed-signal silicon solutions for a variety of markets including networking, serial communications, clock and timing, and storage. The nature of our products and production processes as well as type of customers and distribution channels, is consistent across all of our products. Revenue by product line for the three and nine months ended December 31, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
Net sales:
Communications	$15,692	$16,291	$51,332	$47,146
Video, imaging and other	416	718	1,510	2,303

Total	$16,108	$17,009	$52,842	$49,449

The following table shows revenue by geographic area for the three and nine months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net sales:
United States	$6,781	$8,343	$23,118	$24,389
China	2,309	2,158	7,294	6,573
Asia (excludes China)	2,555	2,472	8,581	7,173
Italy	2,576	2,173	6,305	6,287
Europe (excludes Italy)	1,873	1,828	7,445	4,695
Rest of the World	14	35	99	332

Total	$16,108	$17,009	$52,842	$49,449

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Alcatel-Lucent represented approximately 19% and 17%, respectively, of our net sales for the three and nine months ended December 31, 2006, as compared to approximately 13% and 14%, respectively, for the same periods a year ago. No other OEM customer accounted for 10% or greater of our net sales in these periods.

Substantially all of our long-lived assets at December 31, 2006 and 2005 were located in the United States.

NOTE 14. INCOME TAXES

We compute income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the third quarter of fiscal year 2007, we estimated our effective income tax rate for fiscal year 2007 to be 31.0% as compared to our effective income tax rate for fiscal year 2006 of 26.4%. The increase in our estimated effective income tax rate reflects higher expected pre-tax book income and the impact of nondeductible stock-based compensation expense upon our adoption of SFAS 123R in the first quarter of fiscal year 2007, and the impact of a favorable tax adjustment in fiscal year 2006 from the reduction of certain tax reserves no longer deemed required.

As a result of the reenactment of the federal R&D tax credit in the third quarter of fiscal year 2007, we are recording a quarterly effective tax rate of 13.0%. This rate is lower than our projected annual effective income tax rate as the result of recording a discrete benefit for the cumulative impact on prior periods of reinstating federal R&D tax credit.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, of adopting SFAS 157 on our financial position, results of operations and liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Outlook for Fiscal Year 2007” and elsewhere regarding (1) our revenue growth, (2) our gross profits, (3) our research and development efforts and related expenses, (4) our selling, general and administrative expenses, (5) our belief that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to accurately estimate our forfeiture rate for stock-based compensation, (7) our anticipation that we will continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term and/or lease financing and additional sales of equity securities and (8) the possibility of future acquisitions and investments. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

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

We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel universal asynchronous receiver transmitters (“UARTs”) as well as UARTs with integrated transceivers. UARTs are well suited to increase data transfer efficiency for various industrial, telecommunications and consumer applications.

We have introduced our first SATA Port-Multiplier and Port-Selector products addressing the storage marketplace. In addition, we have developed a portfolio of clock products that address various system needs for clock generation, distribution, skew adjustment, and applications needing fail-safe operations. We continue to pursue limited opportunities in the video and imaging markets.

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

Our OEM customers include, among others, Adtran Inc. (“Adtran”), Alcatel-Lucent, Cisco Systems Inc. (“Cisco”), Digi International, Inc. (“Digi International”), Fujitsu Limited (“Fujitsu”), Hewlett-Packard Company (“Hewlett-Packard”), Huawei Technologies Company, LTD. (“Huawei”), ITT Industries, Inc. (“ITT”), Mitsubishi Electronic Corporation of Japan (“Mitsubishi Electronics”), NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Siemens A.G. (“Siemens”), and Tellabs, Inc. (“Tellabs”). Alcatel-Lucent represented approximately 19% and 17%, respectively, of our net sales for the three and nine months ended December 31, 2006, as compared to approximately 13% and 14%, respectively, for the same periods a year ago. No other OEM customer accounted for 10% or greater of our net sales in these periods.

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

Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability, as described in “Risk Factors” under Part II, Item 1A.

Financial Outlook for Fiscal Year 2007

During the third quarter of fiscal 2007, a number of our OEM customers and distributors reduced their inventories of our product. We believe this was in response to some general market weakness.

The upcoming fourth quarter of fiscal 2007 is a challenge to accurately forecast. Visibility continues to be low and customers remain guarded in their forecasting and inventory management. We believe the decline in bookings and distribution sell-through in the third quarter of fiscal 2007 suggests that the inventory correction will extend into the fourth quarter of fiscal 2007. We anticipate that revenue for the fourth quarter of fiscal 2007 will be down approximately 5% below the third quarter of fiscal 2007. We do not currently have visibility to predict how long and to what extent these market conditions will remain unchanged.

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

We compute the fair value of stock options utilizing the Black-Scholes model. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and forfeiture rates. We estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior. Our computation of expected volatility is based on historical data of the market closing price for our common stock as reported by The NASDAQ Global Market under the symbol “EXAR” and the expected term of our stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. We estimate the forfeiture rates based on our historical voluntary and involuntary terminations prior to vesting.

The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Additionally, a change in the estimated forfeiture rate will have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all unamortized expense after April 1, 2006 is recognized in the period the forfeiture estimate is changed.

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

Because the accelerated options’ exercise prices were in excess of the market value of our common stock at the time of the acceleration, we believe that the incentive value to our employees of the associated unvested options was minimal. The acceleration eliminated future compensation expense we would otherwise have had to recognize in our statements of operations with respect to these options under SFAS 123R. As a result of this action, approximately $4.9 million of stock-based compensation expense, net of taxes, will be excluded from stock-based compensation for periods subsequent to fiscal year 2006.

In July 2006, our Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”), which was approved by our stockholders at our 2006 Annual Meeting of Stockholders. The 2006 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock. The 2006 Plan also allows for performance-based awards. Historically, we have primarily issued stock options to our employees and independent directors with vesting conditions based solely on length of service. The 2006 Plan allows for performance-based vesting and potentially partial vesting based upon level of performance. This may introduce fluctuation in our stock-based compensation expense should the quantity of performance-based stock options estimated to vest vary from the actual quantity that vest. Also, we are required to reassess probabilities for vesting and quantities of awards to vest on a quarterly basis, which could lead to frequent revaluation of stock-based compensation.

Results of Operations

For the periods indicated, the following table shows certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes thereto.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of sales:
Product cost of sales	32.0	31.1	30.1	31.6
Amortization of purchased intangible assets	1.5	1.4	1.4	1.4

Total cost of sales	33.5	32.5	31.5	33.0

Gross profit	66.5	67.5	68.5	67.0

Operating expenses:
Research and development	38.6	36.3	36.9	37.3
Selling, general and administrative	33.2	30.5	34.2	32.0

Total operating expenses	71.8	66.8	71.1	69.3

Income (loss) from operations	(5.3)	0.7	(2.6)	(2.3)

Interest income and other, net	26.6	17.0	23.1	18.5
Other than temporary loss on long-term investments	0.0	(7.1)	(1.8)	(2.4)

Income before income taxes	21.3	10.6	18.7	13.8
Provision for income taxes	2.8	4.1	5.9	3.8

Net income	18.5%	6.5%	12.8%	10.0%

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

The following table shows product line net sales in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended December 31			Nine Months Ended December 31
	2006	2005	Change	2006	2005	Change
Net sales:
Communications	$15,692	$16,291	(3.7%)	$51,332	$47,146	8.9%
Percentage of net sales	97.4%	95.8%		97.1%	95.3%
Video, imaging and other	$416	$718	(42.1%)	$1,510	$2,303	(34.4%)
Percentage of net sales	2.6%	4.2%		2.9%	4.7%

Total	$16,108	$17,009		$52,842	$49,449

Communications

Communications net sales for the three and nine months ended December 31, 2006 decreased by $0.6 million and increased by $4.2 million, respectively, compared to the same periods a year ago.

Net sales in the network and transmission market for the three and nine months ended December 31, 2006 increased by $0.5 million, or 7.4% and $3.1 million or 17.2%, respectively, compared to the same periods a year ago. The increase in net sales for the three months ended December 31, 2006, as compared to the same period a year ago, was primarily attributable to increased sales volume of SONET products partially offset by price erosion on a limited number of products. The increase in net sales for the nine months ended December 31, 2006, as compared to the same period a year ago, was primarily a result of increased sales volumes of T/E and, to a lesser extent, SONET products attributable to growth in end customer demand that were partially offset by price erosion on a limited number of products.

Net sales in the serial communications market for the three and nine months ended December 31, 2006 decreased by $1.1 million, or 10.7% and increased by $1.1 million or 3.9%, respectively, compared to the same periods a year ago. The decrease in serial communications net sales for the three months ended December 31, 2006, as compared to the same period a year ago, was primarily attributable to the loss of revenue from last-time buy orders completed a year ago and price erosion on a limited number of products partially offset by increased sales volumes. The increase in serial communications net sales for the nine months ended December 31, 2006, as compared to the same period a year ago, was primarily attributable to increased sales volumes partially offset by the loss of revenue from last-time buy orders completed a year ago and price erosion on a limited number of products.

Video, Imaging and Other

Video, imaging and other products sales for the three and nine months ended December 31, 2006 decreased by $0.3 million and $0.8 million, respectively, compared to the same periods a year ago primarily due to reduced shipments to Hewlett-Packard and the completion of a customer’s older program. We continue to pursue limited sales opportunities in this market.

Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
Primary distributors	$5,908	$6,221	(5.0%)	$19,928	$19,172	3.9%
Percentage of net sales	36.7%	36.6%		37.7%	38.8%
OEM	$10,200	$10,788	(5.5%)	$32,914	$30,277	8.7%
Percentage of net sales	63.3%	63.4%		62.3%	61.2%

Net sales to our primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”) for the three months ended December 31, 2006 decreased, as compared to the same period a year ago, was a result of lower sales volume and price erosion across product lines in a limited number of products. For the nine months ended December 31, 2006, net sales to our primary distributors increased primarily due to increased shipments of network and transmission products and serial communications products partially offset by price erosion across product lines in a limited number of products.

Net sales to OEMs and their subcontract manufacturers decreased for the three months ended December 31, 2006 as a result of decreases in net sales as a result of last time buys orders and sales of video and imaging products to Hewlett-Packard partially offset by increased shipments to Alcatel-Lucent. For the nine months ended December 31, 2006, net sales to OEMs and their subcontract manufacturers increased primarily due to increased shipments to Alcatel-Lucent and Nokia, and increased sales to a broad number of customers of a variety of serial communications products.

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
United States	$6,781	$8,343	(18.7%)	$23,118	$24,389	(5.2%)
Percentage of net sales	42.1%	49.1%		43.7%	49.3%
International	$9,327	$8,666	7.6%	$29,724	$25,060	18.6%
Percentage of net sales	57.9%	50.9%		56.3%	50.7%

The decrease in United States net sales for the three months ended December 31, 2006, as compared to the same period a year ago, was primarily attributable to decreased shipments of a variety of network and transmission and serial communications products, primarily through the distribution channel. The growth in international net sales for the nine months ended December 31, 2006, as compared to the same period a year ago, was primarily due to growth in Europe of 25.2% as a result of increased sales to Alcatel-Lucent and Nokia and growth in Asia of 9.3% due to increased sales to a broad number of customers of a variety of serial communications products.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
Gross profit	$10,712	$11,489	(6.8%)	$36,204	$33,135	9.3%
Percentage of net sales	66.5%	67.5%		68.5%	67.0%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, testing, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with the ON acquisition; and

•	provisions for excess and obsolete inventory.

The decrease in gross profit as a percentage of net sales for the three months ended December 31, 2006, as compared to the same period a year ago, was a result of manufacturing inefficiencies due to lower shipments attributable to inventory corrections and an industry-wide slow down. For the nine months ended December 31, 2006, the increase in gross margin as compared to the same period a year ago was primarily due to improved manufacturing efficiencies associated with increased sales volume for the nine months period. Stock-based compensation expense recorded in cost of sales for the three and nine months ended December 31, 2006 was $23,000 and $77,000, respectively.

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

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
Total research and development	$6,222	$6,178	0.7%	$19,513	$18,432	5.9%
Percentage of net sales	38.6%	36.3%		36.9%	37.3%

Research and development expenses consist primarily of:

•	salaries, stock-based compensation and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment; and

•	facility expenses.

The increase in R&D expenses for the three and nine months ended December 31, 2006, as compared to the same periods a year ago, was primarily a result of stock-based compensation expense of $0.3 million and $1.0 million, respectively, higher depreciation associated with test equipment, and increased mask tooling costs partially offset by lower labor related costs.

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

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
Total SG&A	$5,347	$5,187	3.1%	$18,090	$15,816	14.4%
Percentage of net sales	33.2%	30.5%		34.2%	32.0%

Selling, general and administrative expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional fees; and

•	facility expenses.

The increase in SG&A expenses for the three months ended December 31, 2006, as compared to the same period a year ago, was primarily attributable to stock-based compensation expense of $0.7 million partially offset by lower proxy costs, reduced depreciation as our ERP system became fully depreciated and lower labor related costs. The increase in SG&A expenses for the nine months ended December 31, 2006, as compared to the same period a year ago, was primarily a result of stock-based compensation expense of $2.2 million, a separation agreement with our chief financial officer, increased sales commissions and audit fees, partially offset by lower labor related costs, lower proxy costs and reduced depreciation as our ERP system became fully depreciated.

We believe that SG&A expenses will increase in absolute dollars due to stock-based compensation, sales commissions, professional fees, and costs of any corporate governance or other activity under or at the direction of the Board of Directors. We expect SG&A expense to fluctuate with legal costs and the timing of employer payroll taxes. We also expect SG&A expenses in the current fiscal year to increase as a percentage of net sales due to the addition of stock-based compensation.

Interest Income and Other, Net

The following table shows interest income and other, net in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
Interest income and other, net	$4,289	$2,902	47.8%	$12,231	$9,136	33.9%
Percentage of net sales	26.6%	17.1%		23.1%	18.5%

Interest income and other, net primarily consists of:

•	interest income; and

•	realized gains on marketable securities.

The increase in interest income and other, net during the three months ended December 31, 2006, as compared to the same period a year ago, was primarily attributable to higher cash and cash equivalents and marketable securities balances and increased interest rates. The increase in interest income and other, net during the nine months ended December 31, 2006, as compared to the same period a year ago, was primarily attributable to increased interest rates partially offset by lower cash equivalents and marketable securities due to the repurchase of $120.8 million of our common stock and associated costs of completing our Modified “Dutch Auction” Self Tender Offer in the second quarter of fiscal year 2006.

Other than Temporary Loss on Long-Term Investments

We account for our long-term investments in TechFarm Fund and Skypoint Fund under the cost method for their respective portfolios of non-marketable equity securities. We periodically review and determine if the investments are other-than-temporarily impaired, in which case the investments are written down to their impaired value. Impairment of non-marketable equity securities is recorded in other-than-temporary loss on long-term investments in the Condensed Consolidated Statements of Operations.

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

As the management fees continued to deplete the TechFarm Fund capital without any recent appreciation in the valuation of portfolio companies, we believed a portion of the carrying value of our investment in the fund was permanently impaired. In September 2006, we recorded an impairment charge against our earnings of $0.1 million, thereby reducing our carrying value in the TechFarm Fund to $0.5 million.

During the period ended September 30, 2006, we became aware that two of Skypoint Fund’s portfolio companies would be liquidated. We believe a portion of the carrying value of our investment in the Skypoint Fund is permanently impaired. In September 2006, we recorded an impairment charge against our earnings of $0.8 million. The $2.1 million carrying value at December 31, 2006 reflects the contributions to date of $3.5 million less the $0.8 million impairment charge and a $0.6 million distribution in September 2005.

Provision for Income Taxes

We compute income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the third quarter of fiscal year 2007, we estimated our effective income tax rate for fiscal year 2007 to be 31.0% as compared to our effective income tax rate for fiscal year 2006 of 26.4%. The increase in our estimated effective income tax rate reflects higher expected pre-tax book income and the impact of nondeductible stock-based compensation expense upon our adoption of SFAS 123R in the first quarter of fiscal year 2007, and the impact of a favorable tax adjustment in fiscal year 2006 from the release of certain tax contingencies.

As a result of the reenactment of the federal R&D tax credit in the third quarter of fiscal year 2007, we are recording a quarterly effective tax rate of 13.0%. This rate is lower than our projected annual effective income tax rate as the result of recording a benefit for the retroactive treatment provided in the reinstated federal R&D tax credit.

Liquidity and Capital Resources

We do not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts, nor do we have any synthetic leases. At December 31, 2006, we had no foreign currency contracts outstanding.

Our principal sources of liquidity during the nine months ended December 31, 2006 were cash and cash equivalents and short-term marketable securities, which, in the aggregate, increased by $24.3 million to $353.8 million at December 31, 2006 from $329.5 million at March 31, 2006. Cash and cash equivalents decreased by $70.6 million during the nine months ended December 31, 2006 resulting primarily from net cash used in investing activities of $97.3 million partially offset by net cash provided by operating activities of $15.2 million and net cash provided by financing activities of $11.7 million.

We generated net cash flows from operating activities of $15.2 million and $7.7 million during the nine month periods ended December 31, 2006 and 2005, respectively. For the nine months ended December 31, 2006, net cash from operating activities resulted from net income of $6.8 million and $11.8 million in non-cash charges for depreciation and amortization expense, stock-based compensation, tax benefit from stock plans, the provision for sales returns and allowances, and an impairment charge on long-term investments. These sources of cash were partially offset by increases in prepaid expenses and other assets and accounts receivable of $1.3 million and $1.1 million, respectively. For the nine months ended December 31, 2005, net cash from operating activities resulted from net income of $4.9 million and $7.9 million in non-cash charges for depreciation and amortization expense, an impairment charge on a long-term investment, and the provision for sales returns and allowances and an increase in income taxes payable of $1.5 million. These sources of cash were partially offset by increases in accounts receivable and inventories of $4.7 million and $1.2 million, respectively.

Net cash used in investing activities totaled $97.3 million during the nine months ended December 31, 2006 as compared to net cash provided by investing activities of $28.4 million during the nine months ended December 31, 2005. During the nine months ended December 31, 2006, our investing activities included purchase of short-term marketable securities of $226.3 million and purchases of property, plant and equipment and other assets of $2.8 million partially offset by proceeds from the sales and maturities of $132.5 million of short-term marketable securities. During the nine months ended December 31, 2005, our investing activities included proceeds from the maturities of $89.2 million of short-term marketable securities partially offset by purchases of $44.6 million in short-term marketable securities, $11.4 million for the purchase of assets in the ON acquisition, and purchases of property, plant and equipment and other assets of $4.7 million.

Of the $5.0 million obligation to the Skypoint Fund, we have funded $3.5 million, as of December 31, 2006, and are contractually obligated to contribute the remaining capital of $1.5 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007. All subsequent capital contributions, up to the $5.0 million capital commitment, must be for portfolio companies invested in by the Skypoint Fund prior to June 18, 2007. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and/or short-term marketable securities.

Net cash provided by financing activities totaled $11.7 million in the nine months ended December 31, 2006 as compared to net cash used in financing activities of $117.8 million in the nine months ended December 31, 2005. During the nine months ended December 31, 2006, our financing activities reflected primarily the issuance of shares of common stock, representing proceeds from the exercise of stock options under our stock option plans of $15.5 million partially offset by the repurchases of our common stock totaling $4.4 million. During the nine months ended December 31, 2005, our financing activities reflect the repurchase of $120.8 million of our common stock and associated costs of completing our Modified “Dutch Auction” Self Tender Offer and the repurchase of 270,000 shares of Exar’s common stock for $3.6 million under the stock repurchase program authorized in March 2001. This was partially offset by the proceeds of $6.6 million from the issuance of shares of common stock, representing proceeds from the exercise of stock options under the Company’s stock option plans and the purchase of shares of common stock under our Employee Stock Participation Plan.

To date, inflation has not had a significant impact on our operating results.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from our stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of our common stock. In furtherance of our current $40.0 million stock repurchase program, on October 27, 2006 we announced the adoption of a 10b5-1 share purchase plan covering the purchase of up to $16.0 million worth of our common stock. The 10b5-1 share purchase plan was adopted to facilitate the repurchase of shares during trading blackout periods and is effected through a broker based on instructions expressly set forth in the purchase plan.

During the three and nine months ended December 31, 2006, we repurchased a total of 334,400 shares of our common stock for an aggregate cost of $4.4 million. We have $23.7 million remaining under our current $40.0 million stock repurchase program. During the nine months ended December 31, 2005, we acquired 270,000 shares of our common stock for $3.6 million under this same program.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, of adopting SFAS 157 on our financial position, results of operations and liquidity.

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At December 31, 2006, we did not have significant foreign currency denominated net assets or net liabilities, and had no foreign currency contracts outstanding.

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

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 31, 2006, short-term investments consisted of U.S. government and corporate securities of $236.8 million. We did not have long-term investments available for sale at December 31, 2006. At December 31, 2006, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $0.2 million, before the effect of income taxes.

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

CEO and CFO Certifications. Attached as Exhibits 31.1 and 31.2 of this Form 10-Q are the certifications of the CEO, as principal executive officer and principal financial officer, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”). This section of the Form 10-Q provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Disclosure Controls. Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to provide for the accumulation and communication of information to our management, including the CEO, as principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures.

Effectiveness of Disclosure Controls. Our management, including the CEO, as principal executive officer and principal financial officer, does not expect that the Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of the Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion. Based on the Evaluation the CEO, as principal executive officer and principal financial officer, has concluded that our Disclosure Controls are effective as of December 31, 2006.

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

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserts causes of action against us for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson seeks monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson’s claim for monetary damages includes a claim for repair costs, a claim for damages to reimburse Ericsson for concessions made to customers and to complete a retrofit of its products, and lost profits. Ericsson claims that its damages exceed $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. The Court granted Ericsson leave to file its Third Amended Complaint on April 28, 2006. We answered Ericsson’s Third Amended Complaint on May 30, 2006. The Court recently continued the trial from March 29, 2007 to July 13, 2007, and discovery is continuing. On May 16, 2006, Ericsson moved to have the Santa Clara County action discussed below transferred and coordinated with the San Diego County action. On June 22, 2006, the Court granted Ericsson’s motion to transfer and coordinate. The Santa Clara County action has been transferred to San Diego County. We disputed the allegations in Ericsson’s Third Amended Complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the claims asserted by Ericsson. The Settlement Agreement is discussed in detail below.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. Upon a finding of good faith by the Court, the Settlement Agreement, which is discussed in detail below, would eliminate Vicor’s claims for indemnity against us.

On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the litigation in San Diego. Vicor was not a party to the Settlement Agreement and Ericsson’s claims against it continue and are scheduled for trial on July 13, 2007. In exchange for the consideration discussed below, Ericsson agreed to dismiss its claims against us. The Settlement Agreement is a “sliding scale” agreement that requires us to make a non-refundable $500,000 payment upon the completion of certain events. Under the terms of the Settlement Agreement, we may be required to make an additional future payment. The future payment may range anywhere from $0 to $6,500,000, with the specific amount being contingent on Ericsson’s recovery at trial from Vicor. Our obligation to make any additional future payment is eliminated entirely if Ericsson recovers $16,000,000 or more in a final judgment from Vicor, or if Ericsson and Vicor settle the remainder of the litigation, regardless of the amount of the settlement. Our obligation to make any payment under the Settlement Agreement was contingent upon a finding by the Court that the Settlement Agreement was entered into in good faith and, thus, that we are entitled to the protections of California Civil Procedure Code Sections 877 and 877.6. A finding of good faith eliminates the right of Vicor to seek indemnity from us and entitles us to a dismissal of Vicor’s claims for indemnity. We filed a motion for an order finding the Settlement Agreement to be in good faith on December 20, 2006. The Court heard the motion on January 12, 2007. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. Vicor has until February 13, 2007 to seek immediate appellate review of the finding of good faith. Our obligation to make the non-refundable payment arises when the appellate court declines to review the good faith finding or affirms the trial court’s decision. We will seek an immediate dismissal of Ericsson and Vicor’s claims against us upon the completion of appellate review.

As of December 31, 2006, we recorded a $500,000 liability for the non-refundable payment and a $500,000 receivable from our insurance provider which resulted in no impact to our Condensed Consolidated Statements of Operations. At this time, we do not believe that the litigation and Settlement Agreement will have a material impact on our financial condition, results of operations, or liquidity.

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

On March 17, 2005, Vicor filed a cross-complaint against us and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor also alleges that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson and other Vicor customers as a result of the causes of action asserted by Ericsson in the San Diego County action discussed above and any other claims that may be made against Vicor. In the cross-complaint, Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 23, 2005, we filed a demurrer to each cause of action in Vicor’s cross-complaint in Santa Clara County. On July 15, 2005, the Santa Clara County Superior Court sustained our demurrer to each of the causes of action asserted by Vicor. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties’ respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that we were obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. Vicor has not sought damages in the Santa Clara County action. We answered Vicor’s amended cross-complaint on September 2, 2005. On April 10, 2006, Vicor moved to have the San Diego County action transferred to Santa Clara County and coordinated with the action in Santa Clara County. On June 6, 2006, the Court deferred deciding Vicor’s motion until the Court in the San Diego County action could rule on a similar motion pending in that action. As discussed above, the Court in the San Diego County action granted Ericsson’s motion to transfer and coordinate the Santa Clara County action with the San Diego County action in San Diego County. The Santa Clara County action has been transferred to San Diego County. No trial date has been set. The Settlement Agreement entered into with Ericsson, Inc. on December 1, 2006, and discussed in detail above, resolves the portion of the lawsuit regarding Vicor’s right to indemnity for damages it must pay to Ericsson, Inc. The Settlement Agreement does not, however, resolve the dispute regarding whether we must indemnify Vicor for damages it must pay to any other customers to whom it sold power converters that contained components derived from the untested, semi-custom wafers sold to Vicor. At this point, we are aware of only one other customer that has filed a legal proceeding to recover damages from Vicor. We dispute the allegations in Vicor’s cross-complaint, believe that we have meritorious defenses, and intend to defend the lawsuit vigorously. As of January 31, 2007, we do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

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

The markets for our products are characterized by:

•	changing technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing product development costs;

•	long design-to-production cycles;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	increasing functional integration;

•	increasing price pressure;

•	moderate to slow growth;

•	frequent product introductions and enhancements;

•	changing competitive landscape (consolidation, financial viability); and

•	finite market windows for introduction.

Our growth depends in part on our successful development of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) accurately define and develop, in a timely basis, new products; (iii) gain access to and use technologies in a cost-effective manner; (iv) continue to expand our technical and design expertise; (v) timely introduce and cost-effectively manufacture new products; (vi) differentiate our products from our competitors’ offerings; and (vii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to develop new products that meet their evolving needs. Moreover, we must respond to shifts in market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner. Migration from older products to newer products may result in volatility of earnings during periods of transition to new products.

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

We have secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidation among our customers may lead to termination of certain projects before the associated design win generates revenue. Additionally, some of our design wins are with privately-held, early-stage companies that may fail to bring their product to market or gain market share. If design wins do generate revenue, the time lag between the design win and meaningful revenue may be in excess of eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted.

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

•	the reduction, rescheduling, cancellation or timing of orders by our customers and channel partners due to, among others, the following factors;

•	management of customer, subcontractor and/or channel inventory;

•	dependency on a single product with a single customer;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	temporary disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	temporary disruption in customer demand due to technical issues with our chip or other components in their system;

•	the inability of our customers to obtain components from their other suppliers; and

•	disruption in the sales or distribution channels;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that our customers purchase;

•	risks associated with entering new markets, such as increased competition, should we decide to do so;

•	the announcement or introduction of products by our competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and suppliers;

•	discontinuance of wafer fabrication or packaging technologies by our suppliers;

•

if wafer fabrication or packaging and test suppliers discontinue or experience extended disruption of supply, we may incur increased costs to obtain alternative suppliers or investment in inventory to meet continuity of supply obligations to customers;

•	temporary disruptions in our or our customers’ supply chain due to natural disaster, fire, outbreak of communicable diseases, or labor disputes;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increase in manufacturing costs;

•	increase in mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with shareholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	increased costs and time associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record expenses for stock-based compensation;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

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

UTILIZATION OF ACQUIRED TECHNOLOGY.

We have acquired and may in the future acquire intellectual property to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks such as successful technical integration into new products, market acceptance of new products, and achievement of planned return on investment. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs.

COMPETITION IN THE MARKETS IN WHICH WE PARTICIPATE, OR MAY PARTICIPATE, MAY MAKE IT MORE DIFFICULT FOR US TO BE SUCCESSFUL.

We compete against an established group of semiconductor companies that focus on similar markets. These competitors include LSI Logic Corporation, Applied Micro Circuits Corporation, Integrated Device Technology Inc., Maxim Integrated Products Inc., Mindspeed Technologies Inc., PMC Sierra, Inc., NXP (formerly of Royal Philips Electronics), Texas Instruments Incorporated, TranSwitch Corporation and Vitesse Semiconductor Corporation. Additionally, we are facing competition from other established companies and start-up businesses that seek to enter the markets in which we participate.

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significant lower costs could affect our selling price and gross margins.

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

We do not have long-term wafer supply agreements with Chartered or our other foundries that would guarantee wafer quantities, prices, delivery or lead times. Rather, the foundries manufacture our products on a purchase order basis. We provide Chartered and our other foundries with rolling forecasts of our production requirements. However, the ability of our foundries to provide wafers is limited by the foundries’ available capacity.

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

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products;

•	failure of our foundries to obtain raw materials and equipment;

•	financial and operating stability of the foundries or any of their suppliers;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, political instability, natural disasters; and

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of our products.

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

We depend on independent subcontractors in Asia for all of the assembly and the majority of the testing of our products. Our reliance on these subcontractors involves the following risks:

•	our reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of our subcontractors;

•	long-term financial stability of our subcontractors and their ability to invest in new capabilities and/or expand capacity to meet increasing demand;

•	disruption of services due to the outbreak of communicable diseases, acts of terrorism, natural disasters, labor disputes, or civil unrest;

•	disruption of manufacturing or test services due to relocation of subcontractor manufacturing facilities;

•	subcontractors imposing higher minimum order quantities for substrates;

•	failure of our subcontractors to obtain raw materials and equipment;

•	increasing cost of raw materials resulting in higher package costs;

•	entry into “take-or-pay” agreements;

•	additional costs to qualify new local assembly subcontractors for prototypes;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	reallocation or limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain our subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of our products;

•	limited warranties from our subcontractors for products assembled and tested for us;

•	possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by us and the possible inability to obtain an alternate source to supply the package;

•	potential increases in assembly and test costs; and

•	third party subcontractors’ abilities to transition to smaller package types and to new package compositions.

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

We use semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture a significant portion of our products. Our dependence on these subcontractors involves the following risks:

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters or outbreak of communicable diseases;

•	disruption of transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or services;

•	changes in tax laws, tariffs and freight rates; and

•	compliance with local or international regulatory requirements.

These risks may lead to delays in product delivery or increased costs, either of which could harm our profitability and customer relationships, thereby materially and adversely impacting our business, financial condition and results of operations.

WE DEPEND IN PART ON THE CONTINUED SERVICE OF OUR KEY ENGINEERING AND MANAGEMENT PERSONNEL AND OUR ABILITY TO IDENTIFY, HIRE, INCENTIVIZE AND RETAIN QUALIFIED PERSONNEL. IF WE LOSE KEY EMPLOYEES OR FAIL TO IDENTIFY, HIRE, INCENTIVIZE AND RETAIN THESE INDIVIDUALS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

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

We historically have used, and expect to continue to use stock-based compensation as an important component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Stock-based compensation is also utilized to attract and retain non-employee directors. As of April 1, 2006, we adopted the Financial Accounting Standards Board Statement No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires that we record stock-based compensation expense in our statement of operations for awards, such as employee stock options, using the fair value method. The adoption of this new standard has a significant effect on our reported earnings, although it does not affect our cash flows, and may impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based payments. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

OUR RELIANCE ON FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International sales have accounted for, and will likely continue to account for a significant portion of our revenues, which subjects us to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export or import licenses;

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters outside the United States;

•	disruptions to customer operations outside the United States due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing sales channel partners;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties; and

•	potentially adverse tax consequences.

In addition, because sales of our products have been denominated primarily in U.S. dollars, increases in the value of the U.S. dollar as compared with local currencies could make our products more expensive to customers in the local currency of a particular country resulting in pricing pressures on our products. Increased international activity in the future may result in foreign currency denominated sales. Furthermore, because some of our customers’ purchase orders and agreements are governed by foreign laws, we may be limited in our ability, or it may be too costly for us, to enforce our rights under these agreements and to collect damages, if awarded.

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

BECAUSE OUR COMMUNICATIONS INTEGRATED CIRCUITS TYPICALLY HAVE LENGTHY SALES CYCLES, WE MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO PRODUCT DEVELOPMENT AND THE REVENUE DERIVED FROM THESE PRODUCTS.

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

We have undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment, or the original investment may become impaired;

•	failure to satisfy or set effective strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from normal daily operations of the business.

Additional risks involved with acquisitions include:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulties in supporting acquired products or technologies;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain key personnel;

•	unexpected capital equipment outlays and related expenses;

•	difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	recording of goodwill and non-amortizable intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	becoming subject to litigation.

Risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive early access to disruptive technology;

•	the possibility that we may not receive a financial return on our investments or incur losses from these investments;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

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

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE OUR FACILITIES OR THOSE OF OUR SUPPLIERS AND CUSTOMERS.

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

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 are as follows:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (a)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (b)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4	Amended and Restated Bylaws (c)

10.1	Settlement Agreement between Ericsson Inc., Exar Corporation, and Rohm Co., Ltd. and Rohm Device U.S.A., LLC dated December 1, 2006.

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.
(b)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 23, 2000 and incorporated herein by reference.
(c)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

February 7, 2007	By:	/s/ Roubik Gregorian
(Roubik Gregorian) Chief Executive Officer, President, and Director
(Principal Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (a)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (b)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4	Amended and Restated Bylaws (c)

10.1	Settlement Agreement between Ericsson Inc., Exar Corporation, and Rohm Co., Ltd. and Rohm Device U.S.A., LLC dated December 1, 2006.

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.
(b)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 23, 2000 and incorporated herein by reference.
(c)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006 and incorporated herein by reference.