Form 10-K
period 2007-03-31
EXAR CORP
filed 2007-06-12
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-14225

EXAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48720 Kato Road, Fremont, CA 94538

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (510) 668-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 Par Value	The NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2006 was $488,884,172 based on the last sales price reported for such date as reported on The NASDAQ Global Market.

The number of shares outstanding of the Registrant’s Common Stock was 35,930,635 as of May 31, 2007, net of 9,279,065 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2007 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2007 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2007

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-”Fiscal Year 2007 Overview” and elsewhere regarding (1) our market share and competitive position, (2) our revenue growth, (3) our belief that our success will continue to depend on our distributors and sales representatives, (4) our product enhancements, (5) our design wins, (6) our future gross profits, (7) our future research and development efforts and related expenses, (8) our future selling, general and administrative expenses, (9) our belief that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (10) the effect of interest rates on our interest income, (11) our anticipation that we will continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term and/or lease financing and additional sales of equity securities, and (12) our pending merger with Sipex and the possibility of future acquisitions and investments. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to: the information contained under the captions “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any obligation to update information in any forward-looking statement.

ITEM 1.	BUSINESS

Overview

Exar Corporation and its subsidiaries (“Exar” or “We”) design, develop and market high-performance, system-level mixed-signal solutions for a broad range of connectivity standards. We develop high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of data in access, metro and core wide area networks over legacy and next generation communications infrastructure. We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel Universal Asynchronous Receiver Transmitters (“UARTs”) as well as UARTs with integrated transceivers. UARTs are well suited to increase data transfer efficiency in a variety of industrial, telecommunications and consumer applications. In addition, we develop Serial Advanced Technology Attachment (“SATA”) Port-Multiplier and Port-Selector products addressing the storage marketplace.

Our industry-proven analog and digital design expertise, system-level knowledge and standard Complementary Metal Oxide Semiconductors (“CMOS”) process technologies provide Original Equipment Manufacturers (“OEMs”) with innovative, highly Integrated Circuits (“ICs”) addressing industry standards such as T/E carrier, ATM, SONET/SDH, SATA, UARTs and Multi-Protocol Over SONET (“MPoS”).

We were incorporated in California in 1971 and reincorporated in Delaware in 1991. Our common stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “EXAR”. See the information in “Part II, Item 8, Financial Statements and Supplementary Data” for information on our financial position as of March 31, 2007 and 2006 and our results of operations and cash flows for the periods ended March 31, 2007, 2006, and 2005.

We believe our broad product offerings provide our customers the following benefits:

•	a single source for a broad range of connectivity solutions including transceivers, mappers, framers, and UARTs at various transmission rates;

•	unique value-added features and functions;

•	reduced overall system cost, power consumption, and size through the integration of multiple functions on a single device;

•	reduced system noise/jitter and improved data integrity; and

•	accelerated time-to-market by enabling customers to focus on their core competencies and to outsource standards-based solutions.

Key elements of our solutions include:

Commitment to Connectivity.    We remain steadfast in our commitment to connectivity—a strategic principle that drives our product strategies and serves as a foundation for customer and vendor engagements. Connectivity describes our distinctive approach in creating and providing value to our stockholders, employees, customers and suppliers.

Leading Analog and Mixed-Signal Design Expertise.    We have over thirty-five years of proven technical competency in developing analog and mixed-signal ICs. As a result, we have developed a deep understanding of the subtleties of analog and mixed-signal design and a comprehensive library of analog core blocks. For example, our high-speed, low-jitter Phase-Locked-Loop (“PLL”) capability plays a key role in our mixed-signal line interface units, transceivers, timing recovery, jitter attenuators and mapper products. In addition, we have developed many digital blocks and engines that are used in framers, mappers, cross connects, and aggregation functions. As a result, we can provide our customers with solutions that typically exceed standard specifications and allow them flexibility in designing other system elements.

Comprehensive Solutions to Enhance System Integration.    The combination of our design expertise and system-level expertise allows us to provide comprehensive solutions that encompass hardware, software and applications support. We believe that by using our solutions, OEMs can efficiently integrate our devices into their systems, better leverage their development resources and reduce their time-to-market.

Compelling Performance Solutions.    We use our systems expertise and our analog, digital and mixed-signal design techniques to architect high-performance products based on standard CMOS process technologies. We believe that these CMOS processes are proven, stable, predictable and able to meet our customers’ speed, power and performance requirements at a competitive price point.

Our OEM customers include, among others, Adtran Inc., Alcatel-Lucent, Cisco Systems Inc., Digi International, Inc., Ericsson Inc., Fujitsu Limited, Huawei Technologies Company, LTD., International Business Machines Corporation, LG Electronics Inc., Mitsubishi Electronic Corporation, NEC Corporation, Nokia Siemens Networks, Panasonic Corporation, Samsung Electronics, Tellabs, Inc., and ZTE Corporation.

Communications Industry Background

The communications industry and its underlying technology continues to go through a significant transformation. This transformation has been largely driven by the continuing adoption of broadband applications such as the Internet, Voice-over-IP (VOIP), and video-on-demand, resulting in increased demand for bandwidth, storage capacity, and security. This phenomenon has a significant influence on the type and configuration of equipment deployed in the communications infrastructure, requiring carriers to invest in multi-service equipment that can aggregate and transport these varying types of network traffic.

For several years now, the communications industry has also been experiencing consolidation as surviving carriers acquire wire-line and wireless networks to compete with expanded coverage and services, while demanding significant reductions in the cost of building and maintaining these networks. The combined effect of these changes in the telecommunications market continues to drive IC manufacturers to increase the bandwidth supported by their devices by providing vertical integration (more functionality) and horizontal integration (more channels). This push to providing more cost effective devices in turn is enabling the adoption rate of these services in both established and emerging markets. We believe that IC companies with proven analog and digital design expertise and a deep understanding of system-level applications will have a competitive advantage in this changing market environment.

T/E, SONET/SDH & MPoS

While the worldwide communications infrastructure market continues to transform into packet based infrastructure to support cost and service demands imposed by the deployment of new converged services, many of the existing networks continue to be powered by T/E and SONET/SDH based infrastructure. Our communications products primarily address equipment markets in two main segments: Metro-Access and Metro-Core. The Metro-Access segment of the communications network covers both wired and wireless access equipment that aggregates data traffic from homes, wireless base-stations and businesses towards the Metro-Core. The Metro-Core communications network primarily consists of fiber-optics based equipment that transports data at rates of 2.4 Gigabits per second or higher within a city center or a larger area. In North America, the high-speed data traffic standard is Synchronous Optical Network (“SONET”), and in most of the rest of the world, it is Synchronous Data Hierarchy (“SDH”). Over optical fiber, the SONET/SDH standard ensures network reliability, data integrity and the interoperability of equipment deployed across the network from different manufacturers.

Carriers continue to ramp up triple-play services (voice, data and video) over an installed base of wireless and wire-line infrastructure using standards-based Multi-Protocol over SONET/SDH (MPoS) solutions and on “greenfield” deployments using native Ethernet based technologies, while making sure that reliable and seamless services are offered across these multiple inter-networking domains.

Storage

The demand for reliable and cost effective storage technologies has increased almost exponentially with the increased volume of data transmitted over the Internet. This data now includes critical business and personal information, which in many cases no longer has paper back-up.

This need for more data storage has caused storage system developers to migrate towards newer higher performance connectivity solutions. In legacy storage systems, Parallel Advanced Technology Attachment (“PATA”) was the industry standard for connecting hardware in personal computers. PATA tends to be slower, contributes to higher power dissipation and the cables used are large and bulky. With the proliferation of faster processors and the increased need for low power systems, the market has been rapidly transitioning since 2002 to Serial Advanced Technology Attachment (“SATA”) which supports lighter cable lengths, less power and three times more bandwidth.

Data reliability and integrity has improved by utilizing SATA based solutions employing fail-safe/redundancy mechanisms across multiple hosts and drives. This method includes deploying port multipliers that provide access to multiple disk drives by a single host and deploying port selectors that allow multiple hosts to access a single drive. In some cases, both the port multiplier and port selector functionality is implemented in a single system that addresses both the reliability and redundancy requirements of a storage system.

Serial Communications

The transition from parallel to serial interfaces for chip-to-chip or system-to-system interconnects has been required to address the needs of the fastest-growing data communications markets. By converting parallel links into serial links, UARTs play a vital role in reducing the large number of wires and traces in legacy designs. In addition to this conversion, a UART offers additional benefits by off loading functions such as interrupt processing and data flow control from the CPU, which results in increased bandwidth.

UARTs are used in a wide range of communications equipment for control and diagnostics functions. UARTs are also used in system management to monitor Quality of Service (“QoS”) information, or to provide redundancy in fault tolerant systems. Our highly integrated single/multi-channel UARTs have been specifically designed for communication systems with high throughput. These include servers, routers, network management equipment, computer telephony, remote access servers, wireless base stations and repeaters.

Multi-channel UARTs are commonly used in industrial applications such as process control and factory automation. Point-of-sale host systems often communicate to multiple remote terminals and self-service pumps at gas/petrol stations. These environments will typically have 8 to 32 (RS-232 or RS-485) ports by using multiple UARTs for communications.

Single and multi-channel UARTs are used in portable consumer applications such as multi-media products, Global Positioning System (“GPS”) and Personal Digital Assistant (“PDA”) devices. Products such as smart phones and PDAs utilize multiple serial interfaces to connect to Bluetooth, compact flash, IrDA, serial docking interface and GPS receivers for wireless or wired interface to global positioning systems. When a Bluetooth or GPS receiver is not integrated in the device, an external module can easily be connected via the UART interface in most applications. Our UARTs are well suited for battery-operated applications that require mobility such as handheld data entry devices, security alarm and point-of-sale terminals.

Utilization of our devices accelerates time-to-market and performance capabilities by reducing development time and addressing the growing need for board space savings, lower power, and increased bandwidth requirements for communications, industrial and consumer applications. For example, our UARTs are well suited for battery-operated applications that require mobility such as handheld data entry devices, security alarm and point-of-sale terminals.

Strategy

We strive to be a leading provider of high performance, system-level mixed-signal solutions for a broad range of connectivity markets including telecom, industrial, storage and consumer. To achieve our business objectives, we employ the following strategies:

Leverage Analog and Mixed-Signal Design Expertise to Provide Integrated System-Level Solutions.     Utilizing our strong analog and mixed-signal design expertise, we integrate mixed-signal physical interface devices for a broad range of interface solutions. In the communications infrastructure market, we offer products that integrate transceivers, jitter attenuators and framers/ATM UNIs on a single IC. This enables our OEMs to use less board space and reduce their overall system cost.

Leverage Broad Product Portfolio to Accelerate Development of High Performance Connectivity Solutions.     We have developed a strong presence in the communications market, where we have industry leading customers and proven technological capabilities. Our design expertise has enabled us to offer a diverse portfolio of both industry standard and proprietary communications products. We plan to expand this portfolio by developing integrated solutions that extend the reach of our offerings into new input/output applications

Focus on Growing Market Share Within the Communications and Storage Markets.    We target communications markets, including T/E carrier, ATM, SONET/SDH and MPoS. In the storage market, we target Direct Attached Storage (DAS) and Network Attached Storage (NAS) applications. We have built substantial expertise in the areas of analog and digital design, systems architecture and applications support. We believe that the integration of these capabilities enables us to develop solutions addressing the high-bandwidth physical layer requirements of communications systems OEMs. Our broad product offerings support differentiated features that we believe will enable us to increase our market share. Additionally, we seek to expand our markets by incorporating adjacent functionality into our products.

Leverage Broad Product Portfolio in Serial Communications to Increase Market Share in Industrial, Communications and Consumer Markets.    Aside from our comprehensive portfolio of 8-bit and PCI UART devices, we provide higher value to our customers by integrating adjacent functionalities and new interface options. These include UARTs integrated with RS-232 and RS-485 transceivers as well as I2C/SPI UARTs. We also offer expanded low voltage, low power consumption devices in small form factors to accelerate our reach into high-volume consumer applications for increased market share.

Strengthen and Expand Strategic OEM Relationships.    To promote the early adoption of our solutions, we actively seek collaborative relationships with strategic OEMs during product development. We believe that OEMs recognize the value of our early involvement because designing their system products in parallel with our development can accelerate time-to-market for their end products. In addition, we believe that collaborative relationships help us to obtain early design wins and to increase the likelihood of market acceptance of our new products.

Use Standard CMOS Process Technologies to Provide Compelling Price/Performance Solutions.     We design our products to be manufactured using standard CMOS processes. We believe that these processes are proven, stable and predictable and benefit from the extensive semiconductor-manufacturing infrastructure devoted to CMOS processes. In certain specialized cases, we may use other process technologies to take advantage of their performance characteristics.

Leverage Fabless Semiconductor Model.    We have long-standing relationships with third-party wafer foundries, assembly, and test subcontractors to manufacture our ICs. Our fabless approach allows us to avoid substantial capital spending, obtain competitive pricing, minimize the negative effects of industry cycles, reduce time-to-market, reduce technology and product risks, and facilitate the migration of our products to new CMOS process technologies. By leveraging the fabless model, we can focus on our core competencies of sales and marketing as well as product design, development and support.

Expand Our Business Through Acquisition.    The markets in which we compete require a wide variety of technologies, products, and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all the technological solutions that it desires to offer within its family of products. Through acquisitions, we aim to deliver a broader range of products to customers in target markets. We employ the following strategies to address the need for new or enhanced products: we develop new technologies and products internally; we acquire field proven third-party intellectual property cores to accelerate time to market; and we acquire all or parts of other companies.

Products

Communications

Our products for T/E carrier, ATM, SONET/SDH and MPoS applications include high-speed analog, digital and mixed-signal physical interface and access control ICs. The physical interface IC consists of a transmitter and receiver that, when integrated, is called a transceiver. Transceivers interface with the physical transmission media. Most of these high-speed, mixed-signal ICs convert digital inputs in a parallel format into a single bit stream that is many times faster than the original signal. Access control circuits are digital circuits that format, or frame, the data, perform error checking, and in some applications, aggregate signals by mapping multiple lower-speed data streams into one single higher-speed stream. The figure below illustrates where our products are employed within networking equipment.

Our communications products include analog front ends (“AFEs”), transmitters, receivers, transceivers (also known as line interface units or “LIUs” or “PHYs”), jitter attenuators, framers, ATM UNIs and data aggregation mappers. These products are used in networking equipment such as SONET/SDH Add/Drop Multiplexers (“ADMs”), PBX, central office switches, digital cross connects, multi-service provisioning platforms, routers and Digital Subscriber Loop Access Multiplexes (“DSLAMs”).

T/E

We offer a broad range of products in the T1/E1 segment encompassing AFEs, short-haul and long-haul LIUs and LIU/framer combinations that incorporate reconfigurable, relayless, redundancy with integrated termination resistors and jitter attenuators. Used individually or in chip sets, our T1/E1 devices offer customers key advantages including design flexibility, enhanced system reliability and standards compliance which are critical components of high-density, low-power system boards and line-cards. In addition, our T1/E1/J1 LIU combination products simplify the design process by saving board space and by reducing complexity as a result of lowering component count. Our T1/E1 portfolio includes products with up to 21 channels of AFEs, up to 14 channels LIU/JA, up to 8 channel LIU/framer and up to 28 channel LIU/framer/mapper combinations.

We have developed a diversified portfolio of single/multi-channel T3/E3 physical interface solutions with integrated transceivers and jitter attenuators that achieve high performance levels while reducing board space and overall power in multi-port applications. Extending our jitter attenuation capabilities, we incorporate desynchronization in our transceivers and data aggregation mappers to solve complex timing issues associated with mapping/demapping from SONET/SDH (synchronous) to T3/E3 (asynchronous) environments. In addition, we have integrated our LIU and framer functions into our multi-channel DS3/E3 LIU/Framer/JA combination devices that offer customers additional design flexibility.

We also supply a family of V.35 transceiver products used for data transmission, primarily in networking equipment such as routers and bridges.

SONET/SDH

Our data aggregation mapper solutions leverage our expertise in T/E carrier with SONET/SDH, enabling us to provide unique solutions to the SONET/SDH market place. In addition to integrating SONET PHY capability into our data aggregation mappers, we also offer a family of OC-3/12/48 PHYs and intend to complement these devices with additional OC-48 data aggregation solutions. Our access control products include framers, ATM

UNIs and data aggregation mappers. Complementing our OC-3 to OC-48 SONET/SDH devices was the addition of a highly integrated and innovative OC-3/STM-1 to OC-192/STM-64 multi-rate framer. This product extends our SONET/SDH capabilities to cover all data rates starting from OC-3/STM-1 to OC-192/STM-64. In addition, the device enables significant flexibility in line card design coupled with substantial cost and power savings. We extended our mixed-signal technology leadership into next generation metro core and transport network markets with the introduction of the first in a family of multi-protocol over SONET/SDH framers. These devices are designed to facilitate the growing market shift towards the convergence of triple-play services over SONET/SDH.

Storage

Market demand is driving the need for increased storage capacity for a host of consumer, home media, and industrial applications where cost effective, dense storage is a requirement. There are many approaches to data storage deployment: Storage Area Network (“SAN”), Direct Attached Storage (“DAS”), Network Attached Storage (“NAS”), Redundant Array of Inexpensive Disks (“RAID”) and Just a Bunch of Disks (“JBOD”). Each of these will support unique configurations (number of disk drives) and locations (internal to the system, or connected externally to an enclosure. Connecting to all of these storage environments entails supporting industry-adopted protocols including SATA and Serial Attached SCSI (“SAS”), among others. The SATA I/II specifications were recently standardized as a serial interconnect technology of choice between advanced host controllers and storage drives. Our SATA port multipliers enable distribution of data across multiple disk drives from a single host. Our port selectors enable multiple hosts to access a single drive. These approaches ensure greater data reliability and security.

Serial Communications

As a leader of UART solutions, we offer a broad line of industry-proven product families. Our product portfolio consists of single, dual, quad and octal channel devices with enhanced feature sets, and a broad range of packaging options. These products provide an easy migration path from one product generation to the next. All are highly integrated UARTs that we believe are the defacto industry standard for UARTs with First-In First-Out (“FIFO”) used in multi-port applications. In fiscal year 2007, we introduced four innovative solutions: a family of single and dual-channel 8-bit UART with RS-232 Transceiver combination devices; a family of single and dual-channel 1.8V I2C/SPI UART and I2C/SPI UART with RS-232 Transceiver combination devices; a series of 16Mbps dual UARTs; and a quad-channel 66MHz PCI 3.0 compliant UART. Collectively, these innovative products provide immediate competitive advantages to designers by providing improved time-to-market and performance capabilities to address the growing need for reduced board space, lower power and increased bandwidth requirements for a variety of communications, industrial and consumer applications. The UARTs with RS-232 Transceiver combination devices, for example, are the first in a family of innovative combo devices. By integrating the two functions – UART and RS-232 Transceiver, into a simple space saving package, we target the growing market demand of consumer and battery powered applications including laptops and portable devices, desktop PCs, and industrial peripheral interfaces such as handheld terminals and Point-of-Sale (“POS”) systems, amongst others.

We sell our UART products to the remote access, data collection, industrial automation, point-of-sale, handheld/mobile, server and consumer markets.

Video and Imaging

We supply high-performance analog-to-digital converters, and integrated analog front ends, for products such as copiers and scanners, digital still cameras, and multifunctional peripherals. These ICs incorporate scanning, faxing, copying and printing functions in a single integrated system. Exar uses advanced design techniques and process technologies to integrate low-power converter architectures with surrounding analog functions, thereby reducing system costs.

Sales and Customers

We market our products globally through both direct and indirect channels. In North and South America, we are represented by 21 independent sales representatives and two independent, non-exclusive primary distributors, as well as our own direct sales organization. We currently have domestic support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles and Fremont, California. Additionally, we are represented in Europe and the Asia/Pacific region by our wholly-owned foreign subsidiaries and international support offices in Vallauris, France; Kawasaki, Japan; Milan, Italy; and Shanghai, China. In addition to these offices, 19 independent sales representatives and other independent, non-exclusive distributors represent Exar in Europe, Japan and the Asia/Pacific region. Our international sales represented 56%, 51%, and 51% of net sales for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

We sell our products to distributors and OEMs throughout the world. Alcatel-Lucent accounted for 16% and 12% of our net sales for the fiscal years ended March 31, 2007 and 2006, respectively. No other OEM customer accounted for 10% or more of our net sales for any of the three fiscal years ended March 31, 2007, 2006, and 2005. Future Electronics (“Future”) was and continues to be our largest distributor. Future, on a worldwide basis, represented 20%, 24%, and 20% of net sales in fiscal years 2007, 2006 and 2005, respectively. Our second largest distributor, Nu Horizons Electronics Corp. (“Nu Horizons”), accounted for 18%, 15%, and 17%, of net sales in fiscal years 2007, 2006, and 2005, respectively.

Manufacturing

We outsource all of our fabrication and assembly, as well as the majority of our testing operations. This fabless manufacturing model allows us to focus on sales and marketing as well as product design, development and support.

Most of our products are manufactured with standard CMOS process technologies. We use CMOS manufacturing processes to take advantage of that technology’s lower power consumption, cost-effectiveness, foundry availability and increasing speed. Chartered Semiconductor Manufacturing Ltd. (“Chartered”) manufactures the majority of our CMOS semiconductor wafers from which our products are manufactured. We do not have long-term supply agreements with our suppliers. See “Part I, Item 1A Risk Factors.”

Most semiconductor wafers are shipped to our subcontractors in Asia for wafer test and assembly, where they are cut into individual die and packaged. Independent contractors in China, Indonesia and Taiwan perform most of our assembly work. Following assembly, final test and quality assurance are performed either at our Fremont, California facility or at our subcontractors’ facilities in Asia.

Research and Development

We believe that ongoing innovation and the introduction of new products in our targeted and adjacent markets is essential to sustaining growth. Our research and development is focused on developing high-performance analog, digital and mixed-signal solutions addressing the high-bandwidth requirements of both communications and storage systems OEMs. We continue to make significant investments in advanced design tools and high-performance standard cell libraries. By utilizing these tools, we pursue the development of design methodologies that are optimized for reducing design-cycle time and increasing the likelihood of first-time successes. In order to support high pin-count devices, we continue to develop high-performance packages for our new products in collaboration with packaging suppliers. We spent $25.8 million $24.7 million and $22.0 million on research and development in fiscal years 2007, 2006, and 2005, respectively.

Competition

The semiconductor industry is intensely competitive and is characterized by rapid technological change and a history of price reductions as design improvements and production efficiencies are achieved in successive generations of products. Although the market for analog and mixed-signal integrated circuits is generally characterized by longer product life cycles and less dramatic price reductions than the market for digital integrated circuits, we face substantial competition in each market in which we participate. Competition in our markets is based principally on technical innovation, product features, timely introduction of new products, quality and reliability, performance, price, technical support and service. We believe that we compete favorably in all of these areas.

Because the IC markets are highly fragmented, we generally encounter different competitors in our various target markets. Competitors with respect to our communications products include LSI Corporation, Applied Micro Circuits Corporation, Integrated Device Technology, Inc., Maxim Integrated Products Inc., Mindspeed Technologies, Inc., PMC Sierra, Inc., TranSwitch Corporation and Vitesse Semiconductor Corporation. Competitors in our serial communications markets include NXP (formerly of Royal Philips Electronics) and Texas Instruments Incorporated.

Backlog

Exar defines backlog to include OEM orders and distributor orders for which a delivery schedule has been specified for product shipment occurring during the succeeding six months. As of March 31, 2007, our backlog was $13.0 million, compared to $14.6 million as of March 31, 2006.

Our business and, to a large extent, that of the semiconductor industry, has been characterized by short order-to-shipment schedules. Sales are made pursuant to either purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revisions and to a lesser extent, cancellations. Lead times for the release of purchase orders depend on the scheduling practices of the individual customer, and our rate of bookings varies from month-to-month. Our domestic distributor agreements permit the return of 3% to 10% of a distributor’s purchases of a preceding quarter for purposes of stock rotation. We also provide discounts to distributors based on volume of product ordered for a specific product with a specific volume range for a given customer over a period not to exceed one year. Since orders constituting our backlog are subject to changes in delivery schedules or to cancellations at the option of the customer without significant penalty, backlog is not necessarily an indication of future sales. We believe that our backlog as of any particular date may not be representative of actual sales for any succeeding six month period.

Intellectual Property Rights

We have 120 patents issued and 21 patent applications pending in the United States. We have 23 patents issued and 37 patent applications pending in various foreign countries. Our existing patents will expire between 2007 and 2024, or sooner if we choose not to pay renewal fees. We believe that our intellectual property is critical to our current and future success. However, we do not believe that it is materially dependent upon any one patent. To protect our intellectual property, we also rely on a combination of mask work registrations, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements. We may enter into license agreements or other agreements to gain access to externally developed products or technologies.

We may fail to adequately protect our intellectual property. Others may gain access to our trade secrets or disclose such trade secrets to third parties. Some or all of our pending and future patent applications may not result in issued patents that provide us with a competitive advantage. Even if issued, such patents, as well as our existing patents, may be challenged and later determined to be invalid or unenforceable. In addition, others may develop similar or superior products without access to or without infringing upon our intellectual property, including intellectual property that is protected by trade secret and patent rights.

We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties. Occasionally, we are informed by third parties of alleged patent infringement. In the event that any relevant claims of third-party patents are found to be valid and enforceable, we may be required to:

•	stop selling, incorporating or using our products that use the infringed intellectual property;

•

obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, although, such license may not be available on commercially reasonable terms, if at all; or

•	redesign our products so as not to use the infringed intellectual property, which may not be technically or commercially feasible or meet customer requirements.

If we are required to take any of the actions described above or defend against any claims from third parties, our business, financial condition and results of operations could be harmed. See “Part I, Item 1A. Risk Factors.”

Employees

As of March 31, 2007, we employed 234 full-time employees, with 114 in research and development, 34 in operations, 49 in marketing and sales and 37 in administration. Of the 114 research and development employees, 47 hold advanced degrees. Our ability to attract, motivate and retain qualified personnel is essential to our continued success. See “Part I, Item 1A. Risk Factors.” None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage due to labor issues. We believe our employee relations are good.

Recent Development

On May 7, 2007, we signed a definitive agreement with Sipex Corporation (“Sipex”) to acquire all of the outstanding stock of Sipex in exchange for 0.6679 of a share of Exar common stock for each outstanding share of

Sipex common stock and the assumption of Sipex options, warrants and convertible notes based on the same exchange ratio. The total estimated purchase price of approximately $223.9 million is comprised of Exar common stock; assumed stock options, assumed stock warrants and the conversion of approximately one-half of the Sipex convertible notes as part of the acquisition; and direct acquisition costs. This estimate was derived using an average market price per share of Exar common stock of $13.97, which was based on an average of the closing prices for a range of trading days around the announcement date (May 8, 2007) of the proposed merger. The final purchase price will be determined based upon the number of Sipex shares, options, warrants and convertible notes outstanding at the closing date. Sipex designs, manufactures and markets high performance, analog ICs that primarily are used by OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Completion of the merger is subject to customary closing conditions that include, among others, receipt of required approvals from our stockholders and from Sipex stockholders, and receipt of required regulatory approvals. The transaction, while expected to close in the third quarter of calendar year 2007, may not be completed if any of the conditions is not satisfied. Under certain circumstances specified in the merger agreement, we or Sipex may terminate the merger agreement, and as a result, either we or Sipex may be required to pay a $6.5 million termination fee to the other party.

Unless otherwise indicated, the discussions in this Form 10-K relate to Exar as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Sipex.

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Those reports and statements: (1) may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549, (2) are available at the SEC’s Internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website (www.exar.com) as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of such documents may be requested by contacting our Investor Relations Department at (510) 668-7201 or by sending an e-mail through the Investor Relations page on our website. We have adopted a Code of Business Conduct and Ethics for our principal executive officer, principal financial officer and principal accounting officer, controller, or persons performing similar functions, and Financial Integrity Compliance Policy for all employees. We have posted our Code of Business Conduct and Ethics on our website. Any future amendments to this code will also be posted to our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and their ages as of March 31, 2007, are as follows:

Name	Age	Position
Richard L. Leza.	59	Chief Executive Officer and President (Interim), and Chairman of the Board
J. Scott Kamsler	59	Senior Vice President and Chief Financial Officer
Mir Bahram Ghaderi	55	Vice President of Engineering and Product Development
John Herzing	60	Vice President of World Wide Sales
Thomas R. Melendrez	53	General Counsel, Secretary and Executive Vice President, Business Development
Stephen W. Michael	60	Vice President, Operations and Reliability & Quality Assurance
Levent Ozcolak	45	Vice President of Marketing, Interface Products

Richard L. Leza joined us in October 2005 as a Director and was elected our Chairman of the Board in September 2006. In February 2007, he was appointed interim Chief Executive Officer and President. He is the founder, Chairman and Chief Executive Officer of AI Research Corporation since 1988. From 1998 to 2001, he was the Co-Founder, Chairman and Chief Executive Officer of CastaLink, Inc. Prior to 1998, he held similar positions at NucleoTech Corporation and RMC Group, Inc. He is a Board member of the Stanford Graduate School of Business Advisory Counsel and the New Mexico State University Foundation. Mr. Leza earned an MBA from Stanford University Graduate School of Business and a B.S. in Engineering from New Mexico State University.

J. Scott Kamsler joined us in February 2007 as our Senior Vice President and Chief Financial Officer. Prior to joining us, he was Vice President and Chief Financial Officer at Centillium Communications, Inc., from July 2004 to February 2007. He also served as Vice President of Operations at Wyse Technology Inc. from 2003 to 2004 and as Chief Financial Officer at Tasman Networks, Inc. from 2000 to 2002. Prior to Tasman Networks, he served as Chief Financial Officer of four public companies: Symmetricom, Inc, DSP Technology Inc., Solitec, Inc. and E-H International, Inc. Earlier in his career, he held various finance positions at Intel Corporation and was an auditor with Peat Marwick Mitchell. Mr. Kamsler is a CPA and received his B.A. from Willamette University and his M.B.A. from the University of Washington.

Mir Bahram Ghaderi joined us in March 1995 as our Director of Engineering, Startech Division, when we acquired Startech Semiconductor, Inc., where he had served as Vice President of Engineering. He was promoted to Divisional Vice President of Engineering, Communications Division in September 2001, Vice President and General Manager, Network and Transmission Products Division in April 2003, and appointed Vice President of Engineering and Product Development in July 2006. Prior to joining Startech in 1994, he was Director of Engineering, Modem/Clock Products, at Sierra Semiconductor, Inc. Dr. Ghaderi has over 25 years of product development experience in the semiconductor industry and received a M.S.E.E. and Ph.D. in Electrical Engineering from the University of California at Los Angeles, as well as a M.S.E.E. from Tehran University.

John Herzing joined us in July 2006 as our Vice President of World Wide Sales. Prior to joining us, from 2005 to 2006 he was Vice President of World Wide Sales for Neoconix. From 2002 to 2004, he was Vice President of Sales for Brilliance Semiconductor. Before that, he held executive roles at ITF Optical Technologies, as Vice President of Worldwide Sales, and at both OKI Semiconductor and Fujitsu Microelectronics as Vice President of Sales and Marketing. He held a number of management positions in sales and marketing at Texas Instruments, including Vice President of Sales for the Components Group. Mr. Herzing has over 25 years of semiconductor sales management experience and received his B.S. in Electrical Engineering and an M.B.A from Washington University.

Thomas R. Melendrez joined us in April 1986 as our Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996,

he was promoted to Corporate Vice President, General Counsel and in June 2001, he was appointed Secretary. In April 2003, he was promoted to General Counsel, Secretary and Vice President, Business Development and in July 2005, he was promoted to Senior Vice President, Business Development. In April 2007, he was promoted to his current position as General Counsel, Secretary and Executive Vice President, Business Development. Mr. Melendrez has over 25 years of legal experience in the semiconductor and related industries and he received a B.A. from the University of Notre Dame, a J.D. from the University of San Francisco, and an M.B.A. from Pepperdine University.

Stephen W. Michael joined us in September 1992 as our Vice President New Market Development. In July 1995, he was appointed Vice President Operations, and in May 2001, he was appointed to his current position of Vice President, Operations and Reliability & Quality Assurance. Prior to joining us, he was Vice President and General Manager, Analog and Custom Products with Catalyst Semiconductor. Prior to Catalyst Semiconductor, he served in various senior positions at GE Semiconductor, Intersil, Fairchild and National Semiconductor. Mr. Michael has over thirty years of semiconductor industry experience and holds a B.S. in Electrical Engineering from the University of California at Davis.

Levent Ozcolak joined us in 1985 as a Design Engineer. He held a variety of increasingly more senior engineering management positions prior to his promotion to Director of Engineering, Video and Imaging Division in 1998. He was appointed Director of Marketing, Video and Imaging Division in 1999, and Director of Marketing, Interface Products Division in 2003. He was promoted to General Manager of Interface Products Division in 2004, Division Vice President and General Manager of Interface Products in 2005, and to his current position of Vice President of Marketing, Interface Products in 2006. Mr. Ozcolak has over 20 years of product development experience in the semiconductor industry and holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.S. in Electrical Engineering from the University of California at Los Angeles, as well as an M.B.A. from the University of Phoenix.

ITEM 1A.     RISK FACTORS

We are subject to a number of risks. Some of these risks are endemic to the high-technology industry and are the same or similar to those disclosed in our previous SEC filings, and some new risks may arise in the future. You should carefully consider all of these risks and the other information in this Annual Report before investing in our company. The fact that certain risks are endemic to the high-technology industry does not lessen the significance of these risks.

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

The markets for our products are characterized by:

•	changing technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing product development costs;

•	long design-to-production cycles;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	increasing functional integration;

•	increasing price pressure;

•	moderate to slow growth;

•	frequent product introductions and enhancements;

•	changing competitive landscape (consolidation, financial viability); and

•	finite market windows for product introductions.

Our growth depends in part on our successful development of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop, on a timely basis, new products; (iii) gain access to and use technologies in a cost-effective manner; (iv) continue to expand our technical and design expertise; (v) timely introduce and cost-effectively manufacture new products; (vi) differentiate our products from our competitors’ offerings; and (vii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to develop new products that meet their evolving needs. Moreover, we must respond to shifts in market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner. Migration from older products to newer products may result in volatility of earnings during periods of transition to new products.

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

The process of developing and supporting new products is complex, expensive and uncertain, and if we fail to accurately predict and understand our customers’ changing needs and emerging technological trends, our business may be harmed. In addition, we may make significant investments to modify new products according to input from one or more customers who then, in the end, may choose another competitor’s or an internal solution, or cancel the project. We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may harm our business, financial condition and results of operations.

IF WE ARE UNABLE TO CONVERT A SIGNIFICANT PORTION OF OUR DESIGN WINS INTO ACTUAL REVENUE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

We have secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidation among our customers may lead to termination of certain projects before the associated design win generates revenue. Additionally, some of our design wins are with privately-held, early-stage companies that may fail to bring their product to market or gain market acceptance. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically in excess of eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted.

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

•	the reduction, rescheduling, cancellation or timing of orders by our customers and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	dependency on a single product with a single customer;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	temporary disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	temporary disruption in customer demand due to technical issues with our chip or other components in their system;

•	the inability of our customers to obtain components from their other suppliers; and

•	disruption in the sales or distribution channels;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers, customers and communications service providers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that our customers purchase;

•	risks associated with entering new markets, such as increased competition, should we decide to do so;

•	the announcement or introduction of products by our competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and suppliers;

•

if wafer fabrication or packaging and test suppliers discontinue or experience extended disruption of supply, we may incur increased costs to obtain alternative suppliers or investment in inventory to meet continuity of supply obligations to customers;

•	temporary disruptions in our or our customers’ supply chain due to natural disaster, fire, outbreak of communicable diseases, labor disputes, or civil unrest;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increase in manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with shareholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	increased costs and time associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record expenses for stock-based compensation;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

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

Periodic declines or fluctuations in corporate profits, lower capital equipment spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our revenue and profitability have generally followed market fluctuations of the communications equipment industry. These market fluctuations have affected carrier capital equipment spending which in turn has affected the demand for our customers’ products, thus affecting our revenues and profitability. Communications service providers and equipment manufacturers continue to experience consolidation in their industries which may result in project delays or cancellations. Uncertainties in anticipated communications equipment spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

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

COMPETITION IN THE MARKETS IN WHICH WE PARTICIPATE, OR MAY PARTICIPATE, MAY MAKE IT MORE DIFFICULT FOR US TO BE SUCCESSFUL.

We compete against an established group of semiconductor companies that focus on similar markets. These competitors include LSI Corporation, Applied Micro Circuits Corporation, Integrated Device Technology Inc., Maxim Integrated Products Inc., Mindspeed Technologies Inc., PMC Sierra, Inc., NXP (formerly of Royal Philips Electronics), Texas Instruments Incorporated, TranSwitch Corporation and Vitesse Semiconductor Corporation. Additionally, we are facing competition from other established companies and start-up businesses that seek to enter the markets in which we participate.

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

We do not have long-term wafer supply agreements with Chartered or our other foundries that would guarantee wafer quantities, prices, and delivery or lead times. Rather, the foundries manufacture our products on a purchase order basis. We provide Chartered and our other foundries with rolling forecasts of our production requirements. However, the ability of our foundries to provide wafers is limited by the foundries’ available capacity.

In addition, we cannot be certain that we will continue to do business with Chartered or our other foundries on terms as favorable as our current terms. Significant risks associated with our reliance on third-party foundries include:

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

We depend on independent subcontractors in Asia for all of the assembly and the majority of the testing of our products. Our reliance on these subcontractors involves the following risks:

•	our reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of our subcontractors;

•	long-term financial stability of our subcontractors and their ability to invest in new capabilities and/or expand capacity to meet increasing demand;

•	disruption of services due to the outbreak of communicable diseases, acts of terrorism, natural disasters, labor disputes, or civil unrest;

•	disruption of manufacturing or test services due to relocation of subcontractor manufacturing facilities;

•	subcontractors imposing higher minimum order quantities for substrates;

•	failure of our subcontractors to obtain raw materials and equipment;

•	increasing cost of raw materials resulting in higher package costs;

•	entry into “take-or-pay” agreements;

•	additional costs to qualify new local assembly subcontractors for prototypes;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	reallocation or limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain our subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of our products;

•	limited warranties from our subcontractors for products assembled and tested for us;

•	possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by us and the possible inability to obtain an alternate source to supply the package;

•	potential increases in assembly and test costs; and

•	third-party subcontractors’ abilities to transition to smaller package types and to new package compositions.

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

We use semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture a significant portion of our products. Our dependence on these subcontractors involves the following risks:

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters or outbreak of communicable diseases;

•	disruption of transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs and freight rates; and services;

•	compliance with local or international regulatory requirements.

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

OUR RESULTS OF OPERATIONS COULD VARY AS A RESULT OF THE METHODS, ESTIMATES, AND JUDGMENTS WE USE IN APPLYING OUR ACCOUNTING POLICIES.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions, and changes in rulemaking by the regulatory bodies; and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expense; selling, general and administrative expense; and our tax rate.

CHANGES IN OUR EFFECTIVE TAX RATE MAY HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

Our future effective tax rates may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and/or

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the U.S. Internal Revenue Service (IRS) and other tax authorities regularly examine our income tax returns. Our results of operations could be adversely impacted if these assessments or any other assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

OUR ENGAGEMENT WITH FOREIGN CUSTOMERS COULD CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Although we, our customers and our suppliers rigorously test our products, they may contain undetected errors, weaknesses, defects or bugs when first introduced or as new versions are released. If any of our products contain production defects, reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could adversely affect our results of operations.

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

A significant portion of our revenue is derived from selling integrated circuits to communications equipment vendors. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete their design, test and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine months. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our communications products by our customers. Due to the length of the communications equipment vendors’ product development cycle, the risks of project cancellation by our customers, price erosion or volume reduction are present for an extended period of time.

OUR PENDING MERGER WITH SIPEX CORPORATION IS SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES.

Completion of the pending merger with Sipex is subject to numerous risks and uncertainties. The merger is subject to conditions beyond our and Sipex’s control, including regulatory and stockholder approvals. We and Sipex may be unable to obtain the required approvals in a timely manner or at all. If the merger is not completed, then the price of our common stock may decline, costs related to the merger, such as financial advisory, legal, accounting and printing fees, must be paid (even if the merger is not completed) and we would fail to realize any of the strategic benefits expected to result form the merger. In addition, under specified circumstances, we may be required to pay Sipex a termination fee of $6.5 million in connection with the termination of the merger agreement.

Uncertainty regarding the completion of the merger may cause customers, suppliers and channel partners such as Future Electronics, Inc. to delay or defer decisions concerning our products, which could negatively impact our business. In addition, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the merger could have a material adverse effect on our business. Current and prospective employees may experience uncertainty about their future roles with our company. This may adversely affect our ability to attract and retain key management, sales, marketing, operations and technical personnel.

If the merger is completed, we will continue to face risks associated with the merger, including challenges relating to the integration of the businesses and operations of Exar and Sipex, and challenges in retaining employees. Also, Future Electronics will become a related party of Exar owning approximately 15% of the outstanding shares at the close of the merger and as the largest distributor accounting for approximately 33% of net sales of the combined company. In addition, we may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated.

WE HAVE MADE AND IN THE FUTURE MAY MAKE ACQUISITIONS AND SIGNIFICANT STRATEGIC EQUITY INVESTMENTS, WHICH MAY INVOLVE A NUMBER OF RISKS. IF WE ARE UNABLE TO ADDRESS THESE RISKS SUCCESSFULLY, SUCH ACQUISITIONS AND INVESTMENTS COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Furthermore, the defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive and could require a significant portion of management’s time. In addition, rather than litigating an infringement matter, we may determine that it is in our best interests to settle the matter. Terms of a settlement may include the payment of damages and our agreement to license technology in exchange for a license fee and ongoing royalties. These fees could be substantial. If we were required to pay damages or otherwise became subject to such equitable remedies, our business, financial condition and results of operations would suffer. Similarly, if we were required to pay license fees to third parties based on a successful infringement claim brought against us, such fees could exceed our revenue.

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

In addition, at times the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of those companies. Any such fluctuations may harm the market price of our common stock.

EARTHQUAKES AND OTHER NATURAL DISASTERS MAY DAMAGE OUR FACILITIES OR THOSE OF OUR SUPPLIERS AND CUSTOMERS.

Our corporate headquarters in Fremont, California are located near major earthquake faults that have experienced seismic activity. In addition, some of our customers and suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be disrupted. Similarly, a major earthquake or other natural disaster affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply of our products and harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and our marketing and sales, research and development, manufacturing, test and engineering operations are located in Fremont, California in two adjacent buildings that we own, which consist of approximately 151,000 square feet. Additionally, we own approximately 4.5 acres of partially developed property adjacent to our headquarters, which is presently being held for future office expansion. We believe that our existing facilities are suitable and adequate for our current needs. We lease additional space for sales offices in the United States in or near Atlanta, Boston, Chicago, and Dallas, as well as internationally in or near Kawasaki, Japan, Shanghai, China, Milan, Italy, and Vallauris, France.

ITEM 3.	LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserted causes of action against us for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson sought monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson’s claim for monetary damages included a claim for repair costs, a claim for damages to reimburse Ericsson for concessions made to customers and to complete a retrofit of its products, and lost profits. Ericsson claimed that its damages exceed $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. We disputed the allegations in Ericsson’s Third Amended Complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the claims asserted by Ericsson. The Settlement Agreement is discussed in detail below.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleged that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. Upon a finding of good faith by the Court, the Settlement Agreement, which is discussed in detail below, would eliminate Vicor’s claims for indemnity against us.

On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the litigation in San Diego. Vicor was not a party to the Settlement Agreement and Ericsson’s claims against it continued. In exchange for the consideration discussed below, Ericsson agreed to dismiss its claims against us. The Settlement Agreement with Ericsson was a “sliding scale” agreement that required us to make a non-refundable $500,000 payment upon the completion of certain events. Under the terms of the Settlement Agreement, we may have been required to make an additional future payment. The future payment could have ranged anywhere from $0 to $6,500,000, with the specific amount being contingent on Ericsson’s recovery at trial from Vicor. A settlement between Ericsson and Vicor would eliminate our remaining potential liability. On or about February 16, 2007, Ericsson and Vicor announced that the parties had reached a settlement in principle of the remaining dispute. The parties subsequently memorialized the settlement in a written settlement agreement. As a result of such settlement, Exar’s potential additional liability has been extinguished and Exar’s total obligation under its settlement Agreement with Ericsson is $500,000.

Our obligation to make any payment under the Settlement Agreement was contingent upon a finding by the Court that the Settlement Agreement was entered into in good faith and, thus, that we are entitled to the protections of California Civil Procedure Code Sections 877 and 877.6. A finding of good faith eliminates the right of Vicor to seek indemnity from us and entitles us to a dismissal of Vicor’s claims for indemnity. We filed a motion for an order finding the Settlement Agreement to be in good faith on December 20, 2006. The Court heard the motion on January 12, 2007. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. On February 13, 2007, Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding. The Court of Appeal summarily denied Vicor’s petition on February 28, 2007. As a result of the denial of Vicor’s petition, Exar, through its insurance carrier, made the non-refundable $500,000 payment to Ericsson and Ericsson has filed a request for dismissal of its claims against Vicor. The Court has not yet entered the dismissal of Ericsson’s claims. Exar is also entitled to the dismissal of Vicor’s cross-claims for indemnity, but such dismissal has not yet been entered.

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

During the fourth quarter of fiscal year 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol “EXAR.” The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market.

	Common Stock Prices
	High	Low
FISCAL 2007
Quarter Ended March 31, 2007	$14.15	$12.73
Quarter Ended December 31, 2006	$14.11	$12.45
Quarter Ended September 30, 2006	$14.44	$11.95
Quarter Ended June 30, 2006	$14.75	$12.45

FISCAL 2006
Quarter Ended March 31, 2006	$14.29	$12.00
Quarter Ended December 31, 2005	$14.52	$11.80
Quarter Ended September 30, 2005	$16.79	$13.12
Quarter Ended June 30, 2005	$15.65	$11.94

We have never paid cash dividends on our common stock and presently intend to continue this policy in order to retain earnings for use in our business. We had approximately 188 stockholders on record as of May 31, 2007. The closing sales price for our common stock, as reported by The NASDAQ Global Market on May 31, 2007, was $13.59 per share.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2007, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
1/1/07—1/31/07	204,500	$13.13	204,500	$20,992
2/1/07—2/28/07	135,500	13.13	135,500	$19,213
3/1/07—3/31/07	73,747	13.40	73,747	$18,224

Total	413,747	$13.18	413,747

In March of 2001, we announced our $40.0 million common stock repurchase program to acquire outstanding stock in the open market to partially offset dilution from our stock awards program. In furtherance to the common stock repurchase program, on October 27, 2006, we announced the adoption of a 10b5-1 share purchase plan covering the purchase of up to $16.0 million worth of our common stock. The 10b5-1 share purchase plan was adopted to facilitate the repurchase of shares during trading blackout periods and is effected through a broker based on instructions expressly set forth in the purchase plan. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. We plan to continue making purchases under our stock purchase program.

Company Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for Exar, The NASDAQ Composite Index, and The NASDAQ Electronic Components Index (SIC code 3670-3679). The graph assumes the investment of $100 in stock or index on March 31, 2002 and that all dividends, if any, were reinvested. We have never paid cash dividends on our common stock. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return as of March 31,
	2002	2003	2004	2005	2006	2007
Exar Corporation Stock	100.00	61.88	89.58	65.24	69.52	64.46
NASDAQ Composite Index	100.00	71.63	109.32	109.98	131.49	138.22
NASDAQ Electronic Components Index	100.00	51.88	87.71	72.78	80.12	72.63

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report.

	Fiscal Years Ended March 31,
	2007(A)	2006(B)	2005(C)	2004(D)	2003(E, F)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales	$68,502	$67,024	$57,369	$67,196	$67,008
Gross profit	46,534	45,475	39,156	43,959	36,811
Income (loss) from operations	(4,229)	(507)	(2,321)	2,747	(4,221)
Net income (loss)	8,024	7,786	5,319	4,636	(32,300)

Net income (loss) per share:
Basic	$0.22	$0.20	$0.13	$0.11	$(0.81)
Diluted	$0.22	$0.20	$0.13	$0.11	$(0.81)

Shares used in computation of net income (loss) per share:
Basic	36,255	38,152	41,532	40,656	39,674
Diluted	36,480	38,510	42,423	42,510	39,674

	As of March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term and long-term marketable securities	$356,079	$329,528	$446,285	$436,996	$422,110
Working capital	357,068	335,896	447,292	437,881	368,489
Total assets	421,174	401,397	503,203	495,885	479,225
Long-term obligations	191	222	265	265	312
Retained earnings	98,164	90,140	82,354	77,035	72,399
Stockholders’ equity	$406,756	$387,405	$490,047	$480,271	$466,766

(A)	Fiscal 2007 included $4.4 million of stock-based compensation expense as a result of the adoption of SFAS 123R, see “Note 2-Accounting Policies” to our consolidated financial statements. Fiscal 2007 also included impairment charges of $1.0 million related to our investments in TechFarm Ventures (Q), L.P. (“TechFarm Fund”). and Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”) and separation costs of $1.6 million related to the resignations of our former chief executive officer and former chief financial officer.
(B)	Fiscal 2006 included an impairment charge of $1.2 million related to the Company’s investment in TechFarm Fund.
(C)	Fiscal 2005 included a gain on legal settlement of $1.2 million.
(D)	Fiscal 2004 included impairment charges of $6.0 million related to the Company’s investment in IMC Semiconductor, Inc. (“IMC”) ($5.0 million) and TechFarm Fund ($1.0 million).
(E)	Fiscal 2003 included a charge of $2.3 million to cost of sales related to the write-down of inventory the Company determined to be excess.
(F)	Fiscal 2003 included impairment charges of $35.9 million related to the Company’s investment in IMC ($35.4 million) and TechFarm Fund ($0.5 million).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Exar Corporation and its subsidiaries (“Exar” or “We”) design, develop and market high-performance, system-level mixed-signal solutions for a broad range of connectivity standards. We develop high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of data in access, metro and core wide area networks over legacy and next generation communications infrastructure. We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel Universal Asynchronous Receiver Transmitters (“UARTs”) as well as UARTs with integrated transceivers. UARTs are well suited to increase data transfer efficiency in a variety of industrial, telecommunications and consumer applications. In addition, we develop Serial Advanced Technology Attachment (“SATA”) Port-Multiplier and Port-Selector products addressing the storage marketplace.

Our industry-proven analog and digital design expertise, system-level knowledge and standard Complementary Metal Oxide Semiconductors (“CMOS”) process technologies provide Original Equipment Manufacturers (“OEMs”) with innovative, highly Integrated Circuits (“ICs”) addressing industry standards such as T/E carrier, ATM, SONET/SDH, SATA, UARTs and Multi-Protocol Over SONET (“MPoS”).

We were incorporated in California in 1971 and reincorporated in Delaware in 1991. Our common stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “EXAR”. See the information in “Part II, Item 8, Financial Statements and Supplementary Data” for information on our financial position as of March 31, 2007 and 2006 and our results of operations and cash flows for the periods ended March 31, 2007, 2006, and 2005.

We believe our broad product offerings provide our customers the following benefits:

•	a single source for a broad range of connectivity solutions including transceivers, mappers, framers, and UARTs at various transmission rates;

•	unique value-added features and functions;

•	reduced overall system cost, power consumption, and size through the integration of multiple functions on a single device;

•	reduced system noise/jitter and improved data integrity; and

•	accelerated time-to-market by enabling customers to focus on their core competencies and to outsource standards-based solutions.

Key elements of our solutions include:

Commitment to Connectivity.    We remain steadfast in our commitment to connectivity—a strategic principle that drives our product strategies and serves as a foundation for customer and vendor engagements. Connectivity describes our distinctive approach in creating and providing value to our stockholders, employees, customers and suppliers.

Leading Analog and Mixed-Signal Design Expertise.    We have over thirty-five years of proven technical competency in developing analog and mixed-signal ICs. As a result, we have developed a deep understanding of the subtleties of analog and mixed-signal design and a comprehensive library of analog core blocks. For example, our high-speed, low-jitter Phase-Locked-Loop (“PLL”) capability plays a key role in our mixed-signal line interface units, transceivers, timing recovery, jitter attenuators and mapper products. In addition, we have developed many digital blocks and engines that are used in framers, mappers, cross connects, and aggregation functions. As a result, we can provide our customers with solutions that typically exceed standard specifications and allow them flexibility in designing other system elements.

Comprehensive Solutions to Enhance System Integration.    The combination of our design expertise and system-level expertise allows us to provide comprehensive solutions that encompass hardware, software and applications support. We believe that by using our solutions, OEMs can efficiently integrate our devices into their systems, better leverage their development resources and reduce their time-to-market.

Compelling Performance Solutions.    We use our systems expertise and our analog, digital and mixed-signal design techniques to architect high-performance products based on standard CMOS process technologies. We believe that these CMOS processes are proven, stable, predictable and able to meet our customers’ speed, power and performance requirements at a competitive price point.

Our OEM customers include, among others, Adtran Inc., Alcatel-Lucent, Cisco Systems Inc., Digi International, Inc., Ericsson Inc., Fujitsu Limited, Huawei Technologies Company, LTD., International Business Machines Corporation, LG Electronics Inc., Mitsubishi Electronic Corporation, NEC Corporation, Nokia Siemens Networks, Panasonic Corporation, Samsung Electronics, Tellabs, Inc., and ZTE Corporation.

We market our products in North and South America through independent sales representatives and independent, non-exclusive distributors, as well as our own direct sales organization. We are represented in Europe and the Asia/Pacific region by our wholly-owned foreign subsidiaries, independent sales representatives and independent, non-exclusive distributors. Our international sales represented 56%, 51%, and 51% of net sales for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in United States dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject us to tariffs, our gross profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability, as described above in “Risk Factors.”

Recent Development

On May 7, 2007, we signed a definitive agreement with Sipex Corporation (“Sipex”) to acquire all of the outstanding stock of Sipex in exchange for 0.6679 of a share of Exar common stock for each outstanding share of Sipex common stock and the assumption of Sipex options, warrants and convertible notes based on the same exchange ratio. The total estimated purchase price of approximately $223.9 million is comprised of Exar common stock; assumed stock options, assumed stock warrants and the conversion of approximately one-half of the Sipex convertible notes as part of the acquisition; and direct acquisition costs. This estimate was derived using an average market price per share of Exar common stock of $13.97, which was based on an average of the closing prices for a range of trading days around the announcement date (May 8, 2007) of the proposed merger. The final purchase price will be determined based upon the number of Sipex shares, options, warrants and convertible notes outstanding at the closing date. Sipex designs, manufactures and markets high performance, analog ICs that primarily are used by OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Completion of the merger is subject to customary closing conditions that include, among others, receipt of required approvals from our stockholders and from Sipex stockholders, and receipt of required regulatory approvals. The transaction, while expected to close in the third quarter of calendar year 2007, may not be completed if any of the conditions is not satisfied. Under certain circumstances specified in the merger agreement, we or Sipex may terminate the merger agreement, and as a result, either we or Sipex may be required to pay a $6.5 million termination fee to the other party.

Unless otherwise indicated, the discussions in this Form 10-K relate to Exar as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Sipex.

Overview

Our net sales for fiscal year 2007 were $68.5 million, an increase of 2% as compared to net sales for fiscal year 2006.

In the first half of fiscal year 2007, our net sales grew by 13% to $36.7 million as compared to net sales of $32.4 million in the first half of fiscal year 2006. We believe that the increased sales, in the first half of fiscal 2007 of our network and transmission products were due in part to the gradual recovery experienced by the telecommunications market and due to production ramps of design wins for our serial communications products.

However, during the second half of fiscal year 2007, net sales decreased by 14% from the first half of fiscal 2007 and by 8% from the second half of 2006 to $31.8 million as we experienced the effects of customer inventory adjustments and demand softness felt throughout the semiconductor industry.

For fiscal year 2007, sales of our communications products, which encompass network and transmission products and serial communication products, represented 97% of our net sales, as compared to 95% and 92% of our net sales for the fiscal years ended March 31, 2006 and 2005, respectively.

Gross profit as a percentage of net sales in fiscal 2007 was 67.9% as compared to 67.8% and 68.3% for fiscal years 2006 and 2005, respectively.

Our operating expenses for fiscal year 2007 grew $4.8 million as compared to fiscal year 2006 primarily due to the adoption of SFAS 123R that resulted in $4.4 million of stock-based compensation being recorded and $1.6 million in separations costs for our former chief executive officer and former chief financial officer. In fiscal year 2006, operating expenses included $1.3 million in costs and reimbursements associated with the proxy contest in that year.

For fiscal year 2007, our operating loss was $4.2 million. Interest income was $16.5 million and we recorded an impairment charge of $1.0 million associated with our long-term investments. Net income for fiscal year 2007 was $8.0 million, or $0.22 diluted earnings per share.

As we enter fiscal year 2008, some industry analysts have commented that the semiconductor inventory correction may have ended and that revenue growth could resume. We believe that our customers have, in general, adjusted their inventory levels to more closely match end market demand, and therefore, we believe that our net sales in fiscal year 2008 will increase as compared to fiscal year 2007.

In fiscal year 2008, we believe that revenue growth will be largely driven by sales of our UART, T/E carrier and SONET transceiver products. We also believe that we will begin to realize revenue from our storage and Ethernet aggregation products in late fiscal year 2008.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) net sales; (2) reserves for excess inventories; (3) income taxes; (4) non-marketable equity securities; and (5) stock-based compensation, each of which is addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see “Part II, Item 8.”Financial Statements and Supplementary Data,” and “Notes to Consolidated Financial Statements Note 2—Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

Net Sales

Net sales are comprised of product deliveries principally to OEMs or their contract manufacturers and non-exclusive distributors. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Our delivery terms are primarily FOB shipping point, at which time title and all transit risk transfer to the customer. We have agreements with our non-exclusive domestic distributors that provide for estimated returns and allowances to these distributors. We record an estimated allowance, at the time of shipment to such distributors, based on authorized and historical patterns of returns and other concessions. The following is a description of the provisions of these agreements allowing the distributors certain volume-based discounts and rights of return:

(a)	Volume Discounts. We provide for discounts based on the volume of product ordered by a non-exclusive distributor for a specific product with a specified volume range for a given customer over a period not to exceed one year. We record a provision for future volume discounts when the related revenue is recognized. The provision is estimated based on historical information and other known factors. If our provision does not reflect future volume discounts, our net sales could be materially and adversely affected.

(b)	Stock Rotation. Our domestic distributor agreements permit the return of 3% to 10% of a distributor’s purchases of a preceding quarter for purposes of stock rotation, provided that a purchase order from the distributor for an equal dollar amount of other products is in place at the time the exchange is authorized. We use historical information along with current market conditions and other known factors to support the estimated allowance recorded against sales for potential future stock rotations. This estimated allowance is recorded in the same period that the related revenue is recognized. If the recorded estimated allowance does not reflect future stock rotations, our net sales could be materially and adversely affected. Salable rotated stock is returned to our inventory. Returned product that is deemed unsalable is scrapped and expensed.

As of March 31, 2007 and 2006, we had $1.1 million of allowances for estimated future volume discounts and stock rotations related to sales to our distributors for both years. However, our actual results could differ from our original estimated allowances, therefore requiring adjustments to net sales in the relevant period.

Inventories

Our policy is to establish a provision for excess inventory that is greater than six months of forecasted demand, unless there are other factors indicating that the inventory will be sold at a profit after six months. Among other factors, management considers known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at our primary distributors, past and current market conditions, anticipated demand for our products, changing lead times in the manufacturing process and other business conditions when determining if a provision for excess inventory is required. Our net inventories at March 31, 2007 were $4.8 million, compared with $5.5 million at March 31, 2006. Should the assumptions used by management in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margins. See “Part I, Item 1A. Risk Factors ‘Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control’.”

Income Taxes

Income taxes are accounted for under the asset and liability method. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from timing differences in the recognition of revenue and expense for tax and financial statement purposes. Such deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, operating losses and tax credit carryforwards. Changes in tax rates affect the deferred income tax assets and liabilities and are recognized in the period in which the tax rates or benefits are enacted.

We must determine the probability that we will be able to utilize our deferred tax assets. If we determine that recovery is unlikely, then a valuation allowance against our deferred tax assets must be recorded by increasing our income tax expense. As of March 31, 2007, we believed that our net deferred tax assets recorded on our Consolidated Balance Sheets will be realized. However, should there be a change in our ability to utilize or recover our deferred tax assets, an additional income tax expense would be incurred in the period in which it was determined that the recovery is not probable.

Non-Marketable Equity Securities

Non-marketable equity securities are presented on our consolidated balance sheets as long-term investments, are accounted for at historical cost, and are subject to a periodic impairment review. This impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators we use to identify those events and circumstances include the investment manager’s evaluation, the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; and the investee’s liquidity, debt ratios and the rate at which the investee is using cash. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair value is considered to be nominal. Impairment of non-marketable equity securities is recorded in other-than-temporary loss on long-term investments in the Consolidated Statements of Operations.

During the fiscal year ended March 31, 2007, we assessed the value of certain discontinued companies and the remaining portfolio companies within TechFarm Ventures (Q), L.P. (“TechFarm Fund”). We believed that these changes permanently impaired the carrying value of our investment in the TechFarm Fund. In the fiscal year ended March 31, 2007, we recorded an impairment charge against our earnings of $0.1 million, thereby reducing our carrying value in the TechFarm Fund to $0.5 million.

During the fiscal year ended March 31, 2007, we became aware that two of Skypoint Telecom Fund II (US), L.P.’s (“Skypoint Fund”) portfolio companies would be liquidated. In the fiscal year ended March 31, 2007, we recorded an impairment charge against our earnings of $0.8 million. The $2.2 million carrying value at March 31, 2007 reflects the contributions to date of $3.7 million less the $0.8 million impairment charge, the $0.6 million distribution in September 2005 and the $0.1 million distribution in February 2007.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment.” Effective April 1, 2006 we adopted SFAS 123R using the modified prospective transition method and therefore have not restated prior period results. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest over the requisite service periods beginning on April 1, 2006. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred. Under SFAS 123R, we have elected to continue to use the straight-line attribution method for expensing stock-based compensation used previously under APB 25.

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

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123R-3”). SFAS 123R-3 provides guidance that establishes the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. We elected to adopt the alternative transition method (“short cut method”) in calculating our historical APIC pool of windfall tax benefits in regards to our stock-based compensation. The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the tax benefits of stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

Total unamortized stock-based compensation expense at March 31, 2007 for our unvested stock options and unvested restricted stock units was $5.5 million and $2.2 million, respectively, and is expected to be recognized as compensation expense over a weighted average period of 2.71 years and 2.0 years, respectively.

Results of Operations

The following table shows certain Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Fiscal Years Ended March 31,
	2007	2006	2005
Net sales	100%	100%	100%
Cost of sales:
Product cost of sales	31	31	32
Amortization of purchased intangible assets	1	1	—

Total cost of sales	32	32	32

Gross profit	68	68	68

Operating expenses:
Research and development	38	37	38
Selling, general and administrative	36	32	36

Total operating expenses	74	69	74
Gain from legal settlement	—	—	2

Income (loss) from operations	(6)	(1)	(4)
Other income, net:
Interest and other income, net	24	18	15
Other-than-temporary loss on long-term investment	(1)	(2)	—

Total other income, net	23	17	15

Income before income taxes	17	16	11
Provision for income taxes	5	4	2

Net income	12%	12%	9%

Note: certain amounts do not total due to rounding.

Net Sales by Product Line

The following table shows net sales by product line in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,			2007 vs 2006 Change	2006 vs 2005 Change
	2007	2006	2005
Net sales:
Communications	$66,609	$63,995	$52,720	4%	21%
Percentage of net sales	97%	95%	92%
Video, Imaging and Other	$1,893	$3,029	$4,649	(38)%	(35)%
Percentage of net sales	3%	5%	8%

Total net sales	$68,502	$67,024	$57,369

Fiscal Year 2007 versus Fiscal Year 2006

Communications

Communications net sales for fiscal year 2007 increased by $2.6 million as compared to fiscal year 2006.

Net sales in the network and transmission market for fiscal year 2007 increased $2.6 million, or 11%, as compared to net sales in fiscal year 2006. T/E carrier product sales grew 7% year over year primarily due to increased sales volume attributable to growth in end customer demand. SONET products sales grew 27% year over year due to increased sales volume of the acquired SONET products partially offset by price erosion a limited number of products.

Net sales in the serial communications market for fiscal year 2007 were flat as compared to net sales in fiscal year 2006. Increased sales volume of serial communications products was offset by price erosion on a limited number of products. In addition, fiscal year 2006 included higher sales from last-time buy orders.

Video, Imaging and Other

Video, imaging and other net sales for fiscal year 2007 decreased by $1.1 million as compared to fiscal year 2006 primarily due to reduced shipments to Hewlett Packard and another customer.

Fiscal Year 2006 versus Fiscal Year 2005

Communications

Communications net sales for fiscal year 2006 increased by $11.3 million as compared to fiscal year 2005.

Net sales in the network and transmission market for fiscal year 2006 increased $7.4 million, or 45%, as compared to net sales in fiscal year 2005. T/E carrier product sales grew 15% year over year primarily due to increased sales volume. SONET products sales grew 414% year over year primarily due to sales of the SONET products from our acquisition of the Infineon’s Optical Networking Business Unit (“ON”) in April 2005, and a 16% increase in net sales of existing products attributable to increased sales volume.

Net sales in the serial communications market for fiscal year 2006 increased $3.9 million, or 11%, primarily due to increased sales volume offset by price erosion on a limited number of products.

Video, Imaging and Other

Video, imaging and other net sales for fiscal year 2006 decreased by $1.6 million as compared to fiscal year 2005 primarily due to reduced shipments to Hewlett Packard and another customer.

Net Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,			2007 vs 2006 Change	2006 vs 2005 Change
	2007	2006	2005
Primary distributors	$25,956	$26,335	$21,130	(1)%	25%
Percentage of net sales	38%	39%	37%
OEM	$42,546	$40,689	$36,239	5%	12%
Percentage of net sales	62%	61%	63%

Fiscal Year 2007 versus Fiscal Year 2006

Net sales for fiscal year 2007 to our primary distributors, Future Electronics (“Future”) and Nu Horizons Corp. (“Nu Horizons”), decreased 1% compared to fiscal year 2006 primarily due to price erosion on a limited number of communications products partially offset by increased sales volumes. Whereas the net sales to our OEMs and their subcontract manufacturers in fiscal year 2007 increased 5% compared to fiscal year 2006 due to increased sales volume of network and transmission products to Alcatel-Lucent partially offset by the completion of a customer’s program.

Fiscal Year 2006 versus Fiscal Year 2005

Net sales for fiscal year 2006 to our primary distributors, Future and Nu Horizons, increased 25% compared to fiscal year 2005. The increase was primarily due to increased unit demand for a number of serial communications products.

Net sales for fiscal year 2006 to OEMs and their subcontract manufacturers increased 12% compared to fiscal year 2005 due to sales of the acquired SONET products to Alcatel-Lucent partially offset by reduced shipments to Hewlett-Packard and another customer.

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,			2007 vs 2006 Change	2006 vs 2005 Change
	2007	2006	2005
United States	$30,061	$32,615	$28,188	(8)%	16%
Percentage of net sales	44%	49%	49%
International	$38,441	$34,409	$29,181	12%	18%
Percentage of net sales	56%	51%	51%

Fiscal Year 2007 versus Fiscal Year 2006

Domestic sales decreased in fiscal year 2007 compared to fiscal year 2006 primarily due to price erosion on a limited number of communications products and the completion of a customer’s program. International sales increased during the same period due, in part to sales of network and transmission products to Alcatel-Lucent.

Fiscal Year 2006 versus Fiscal Year 2005

Domestic sales increased in fiscal year 2006 compared to fiscal year 2005 due to increased sales volume to a number of network and transmission and serial communications customers. International sales increased during the same period due to sales of acquired SONET products to Alcatel-Lucent.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,			2007 vs 2006 Change		2006 vs 2005 Change
	2007	2006	2005
Gross Profit	$46,534	$45,475	$39,156		2%	16%
Percentage of net sales	67.9%	67.8%	68.3%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with the ON acquisition; and

•	the provision for excess and obsolete inventory.

Gross profit for the fiscal years ended March 31, 2007, 2006, and 2005 includes the recovery of $0.1 million, $0.3 million, and $0.4 million, respectively, from the sales of the previously written-down inventory.

We anticipate that gross profit will continue to fluctuate as a percentage of net sales and in absolute dollars due to, among other factors, future fluctuations in: net sales, manufacturing costs, competitive pricing and product mix.

Fiscal Year 2007 versus Fiscal Year 2006

The increase in gross profit in absolute dollars was due to increased sales volume of network and transmission products and serial communications products, manufacturing efficiencies and yield improvements partially offset by price erosion on a limited number of products.

Fiscal Year 2006 versus Fiscal Year 2005

The increase in gross profit in absolute dollars was due to increased sales volume of existing products and sales from the acquired SONET products. The decrease in gross profit as a percentage of net sales in fiscal year 2006 compared to fiscal year 2005 was primarily due to the amortization of purchased intangible assets and sales of the acquired SONET products, which is sold at a lower gross margin than other communications products. The decrease was partially offset by the continued product mix shift from lower margin video, imaging and other products to higher margin communications products and manufacturing efficiencies due to increased production volumes.

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,			2007 vs 2006 Change	2006 vs 2005 Change
	2007	2006	2005
Research and development	$25,838	$24,691	$22,025	5%	12%
Percentage of net sales	38%	37%	38%

Research and development costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to design tools, license expenses related to intellectual property, mask tooling costs, supplies and services and use of in-house test equipment; and

•	facilities expenses.

Fiscal Year 2007 versus Fiscal Year 2006

The increase in R&D expenses in fiscal year 2007 as compared to fiscal year 2006 resulted primarily from stock-based compensation expense from our adoption of SFAS 123R of $1.2 million, depreciation associated with additional upgrades to an advanced tester and licensing of additional engineering design software, partially offset by lower labor-related costs of $1.0 million.

Fiscal Year 2006 versus Fiscal Year 2005

The increase in R&D expenses in fiscal year 2006 as compared to fiscal year 2005 resulted from an increase in labor-related expenses associated with the ON acquisition of approximately $1.4 million, depreciation and maintenance associated with the purchases licensing of new engineering design software and upgrades to an advanced tester and other lab equipment, mask tooling costs, and legal fees associated with patent applications.

We believe that technological innovation is critical to our long-term success, and we intend to continue our investments in R&D to enhance our product offerings in order to meet the current and future technological requirements of our customers and markets. Some aspects of our R&D efforts require significant short-term expenditures, such as mask tooling for advanced technology products, the timing of which may cause significant fluctuations in our R&D expenses.

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,			2007 vs 2006 Change	2006 vs 2005 Change
	2007	2006	2005
Selling, general and administrative	$24,925	$21,291	$20,660	17%	3%
Percentage of net sales	36%	32%	36%

Selling, general and administrative expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	proxy costs; and

•	facilities expenses.

Fiscal Year 2007 versus Fiscal Year 2006

The increase in SG&A expenses in absolute dollars for fiscal year 2007 as compared to fiscal year 2006 was primarily due to stock-based compensation expense from our adoption of SFAS 123R of $3.1 million, executive separation costs of $1.6 million, increased sales commission, costs to complete our stock option backdating investigation, legal fees for litigation and SFAS 123R implementation costs, partially offset by lower labor-related costs, and reduced depreciation as our ERP system became fully depreciated. Additionally, SG&A expenses in fiscal year 2006 included proxy expenses of $0.9 million and a reimbursement of $0.4 million for proxy expenses to GWA Investments, LLC and GWA Master Fund, L.P.

Fiscal year 2007 SG&A expenses include stock-based compensation expense of $0.4 million in connection with modifications of stock options related to the separations of our former chief executive officer and chief financial officer.

Fiscal Year 2006 versus Fiscal Year 2005

The increase in SG&A expenses in absolute dollars for fiscal year 2006 as compared to fiscal year 2005 was primarily due to our proxy expenses of $0.9 million and an accrual of $0.4 million for proxy expenses reimbursement to GWA Investments, LLC and GWA Master Fund, L.P., partially offset by lower labor-related costs and insurance premiums. Additionally, SG&A expenses in fiscal year 2005 reflect our recovery of legal fees of $0.7 million in connection with a legal settlement.

We anticipate that SG&A expenses will continue to fluctuate in absolute dollars and as a percentage of net sales due to sales commissions, possible future expansion of our infrastructure to support potential acquisition and integration activities, amortization of acquired intangible assets, and professional fees. In the short term, many of the SG&A expenses are fixed; however, we expect SG&A expense will continue to fluctuate.

Other Income, Net

The following table shows other income, net in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Fiscal Years Ended March 31,			2007 vs 2006 Change	2006 vs 2005 Change
	2007	2006	2005
Other income, net:
Interest income and other, net	$16,526	$12,297	$8,546	34%	44%
Other-than-temporary loss on long-term investments	(957)	(1,215)	—	(21)%	100%

Total other income, net	$15,569	$11,082	$8,546

Percentage of net sales	23%	17%	15%

Other income, net primarily consists of:

•	interest income;

•	realized gains (losses) on marketable securities;

•	gains or losses resulting from investments in non-marketable equity securities and venture funds; and

•	gains or losses on the sale of equipment.

Fiscal Year 2007 versus Fiscal Year 2006

The increase in other income, net during fiscal year 2007 as compared to fiscal year 2006 resulted principally from higher interest income of $4.2 million and lower impairment charges recorded on other long-term investments. Interest income increased to $16.5 million for fiscal year 2007 from $12.3 million for fiscal year 2006 as a result of higher market interest rates partially offset by increased investments in tax preferred securities that have a lower pre-tax yield.

Fiscal Year 2006 versus Fiscal Year 2005

The increase in other income, net during fiscal year 2006 as compared to fiscal year 2005 resulted principally from higher interest income of $3.7 million partially offset by impairment charges of $1.2 million recorded on other long-term investments. Interest income increased to $12.3 million for fiscal year 2006 from $8.6 million for fiscal year 2005 as a result of higher market interest rates partially offset by lower invested cash and cash equivalents and short-term investments due to the $120.8 million required to complete our Modified “Dutch Auction” Self Tender Offer in the second quarter of fiscal year 2006.

We expect that our interest income will continue to fluctuate due to changes in interest rates.

Gain on Legal Settlement

During fiscal year 2005, we recorded a gain on a legal settlement of $1.2 million arising from our entry into a settlement agreement in connection with a commercial dispute.

Long-Term Investments

TechFarm Fund

Exar became a limited partner in the TechFarm Fund in May 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of the TechFarm Fund, a Delaware limited partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, we and TechFarm agreed to reduce our capital commitment in the TechFarm Fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. Additionally, we and TechFarm Ventures Management L.L.C. agreed to change our status from a limited partner to that of an assignee having fewer rights and less status than a limited partner. Because of these modifications, we changed our method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. We have fulfilled our capital contribution commitment and, therefore, will not be required to fund additional amounts.

In December 2005, we assessed the value of certain discontinued companies and the remaining portfolio companies within the TechFarm Fund. We believed that these changes permanently impaired the carrying value of our investment in the TechFarm Fund. As a result, we recorded an impairment charge against our earnings of $1.2 million during fiscal year 2006, thereby reducing our carrying value in the TechFarm Fund from $1.8 million to $0.6 million.

In September 2006, we reassessed the value of certain discontinued companies and the remaining portfolio companies within TechFarm Fund. We believed that these changes permanently impaired the carrying value of our investment in the TechFarm Fund. We recorded an impairment charge against our earnings of $0.1 million during fiscal year 2007, thereby reducing our carrying value in the TechFarm Fund to $0.5 million as of March 31, 2007.

Skypoint Fund

In July 2001, Exar became a limited partner in the Skypoint Fund, a venture capital fund focused on investments in communications infrastructure companies. The investment provides us with the opportunity to align ourselves with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. We are obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, we have funded $3.7 million as of March 31, 2007 and are contractually obligated to contribute the remaining capital of $1.3 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007 for new portfolio companies. All subsequent capital contributions, up to the $5.0 million capital commitment, must be for portfolio companies invested in by the Skypoint Fund prior to June 18, 2007.

During the fiscal year ended March 31, 2007, we funded $0.9 million to the Skypoint Fund. In February 2007, we recorded an additional $0.1 million distribution from the venture capital fund related to a sale of a company within the fund’s portfolio. Additionally, we received a $0.6 million distribution in the fiscal year ended March 31, 2006. In accordance with Financial Accounting Standards Board’s (“FASB”), Accounting Principles Bulletin 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” we recorded the distribution on the cost basis and reduced the carrying value of our investment in the Skypoint Fund.

In September 2006, we became aware that two Skypoint Fund portfolio companies would be liquidated. We believed a portion of the carrying value of our investment in the Skypoint Fund was permanently impaired. In the fiscal year ended March 31, 2007, we recorded an impairment charge against our earnings of $0.8 million. As of March 31, 2007, the $2.2 million carrying value of the Skypoint Fund investment reflects contributions to date of $3.7 million less the $0.8 million impairment charge and $0.7 million in distributions from the Skypoint Fund.

Provision for Income Taxes

Fiscal Year 2007

Our effective tax rate for fiscal year 2007 was 29.2%. The provision for fiscal year 2007 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to benefits claimed for tax-exempt interest and research and development tax credits generated during fiscal year, partially offset by state income taxes and stock-based compensation not currently deductible.

Fiscal Year 2006

Our effective tax rate for fiscal year 2006 was 26.4%. The provision for income taxes for fiscal year 2006 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to benefits claimed for research and development tax credits generated during the fiscal year, partially offset by state income taxes.

Fiscal Year 2005

Our effective tax rate for fiscal year 2005 was 14.6%. The provision for income taxes for fiscal year 2005 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to tax-exempt interest, the usage of research and development tax credits and the usage of net operating loss carryovers from acquired subsidiaries, partially offset by state income taxes.

Liquidity and Capital Resources

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts, nor do we have any synthetic leases. At March 31, 2007, we had no foreign currency contracts outstanding.

Our principal source of liquidity in fiscal years 2007, 2006, and 2005 was cash and cash equivalents and short-term securities, which increased by $26.6 million to $356.1 million at March 31, 2007, from $329.5 million at March 31, 2006, which had decreased by $116.8 million to $329.5 million at March 31, 2006, from $446.3 million at March 31, 2005.

Fiscal Year 2007

Cash and cash equivalents decreased by $67.8 million to $119.8 million at March 31, 2007 from $187.6 million at March 31, 2006. The decrease was due to net cash used in investing activities of $96.7 million partially offset by cash provided by operating activities of $22.6 million and net cash provided by financing activities of $6.6 million.

We generated cash flows from operating activities of $22.6 million in the fiscal year 2007 as compared to $12.5 million in fiscal year 2006. Net income, adjusted for non-cash related items, provided cash of $23.0 million.

Net cash used in investing activities totaled $96.7 million in fiscal year 2007. During fiscal 2007, our investing activities included purchases of $362.6 million of short-tem marketable securities partially offset by proceeds of $269.6 million in short-term marketable securities and $3.0 million of purchases of property, plant and equipment and intellectual property.

As of March 31, 2007, we had funded $3.7 million of our $5.0 million committed capital in the Skypoint Fund. We are obligated to contribute our remaining committed capital of approximately $1.3 million as required by the Skypoint Fund’s General Partner and in accordance with the partnership agreement between the Skypoint Fund and us. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and marketable securities.

Net cash provided by financing activities totaled $6.6 million in fiscal year 2007. Net cash provided by financing activities is primarily attributable to proceeds from issuance of common stock associated with stock option exercises, partially offset by the repurchase of approximately 748,000 shares for $9.9 million under the stock repurchase program authorized in March 2001.

Fiscal Year 2006

Cash and cash equivalents decreased by $70.8 million to $187.6 million at March 31, 2006 from $258.4 million at March 31, 2005. The decrease was due to net cash used in financing activities of $112.8 million offset by net cash provided by investing activities of $29.4 million and net cash provided by operating activities of $12.5 million.

We generated cash flows from operating activities of $12.5 million in fiscal year 2006 as compared to $11.3 million in fiscal year 2005. Net income, adjusted for non-cash related items, provided cash of $19.8 million during fiscal year 2006. The decrease for fiscal year 2006 in working capital sources of cash included increases in accounts receivable of $6.8 million and inventories of $1.9 million during fiscal year 2006. The increase in accounts receivable was primarily due to higher sales in the fourth quarter of fiscal year 2006 as compared to the fourth quarter of fiscal year 2005. Working capital sources of cash included increased accounts payable, accrued expenses and income taxes payable.

Net cash provided by investing activities totaled $29.4 million in fiscal year 2006. During fiscal 2006, our investing activities included proceeds of $111.0 million from short-term marketable securities partially offset by purchases of $64.2 million in short-term marketable securities, $11.4 million for the ON acquisition, and purchases of property, plant and equipment and intellectual property of $5.9 million which consisted primarily of purchases for test equipment.

As of March 31, 2006, we had funded $2.8 million of our $5.0 million committed capital in the Skypoint Fund. We are obligated to contribute our remaining committed capital of approximately $2.2 million as required by the Skypoint Fund’s General Partner and in accordance with the partnership agreement between the Skypoint Fund and us. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and marketable securities.

Net cash used in financing activities totaled $112.8 million in fiscal year 2006. Net cash used in financing activities is primarily due to the repurchase of 7.5 million shares of our common stock for $120.0 million and associated costs of $0.8 million in connection with our tender offer. Additionally, we repurchased 270,000 shares of our common stock for $3.6 million under the stock repurchase program authorized in March 2001. This was partially offset by the proceeds of $11.6 million from the issuance of shares of common stock, representing proceeds from the exercise of stock options under our stock option plans and the purchase of shares of common stock under our employee stock participation plan.

Fiscal Year 2005

Cash and cash equivalents increased by $243.3 million to $258.4 million at March 31, 2005 from $15.1 million at March 31, 2004. The increase was due to net cash provided by operating activities of $11.3 million, net cash provided by investing activities of $227.8 million and net cash provided by financing activities of $4.3 million.

We generated cash flows from operating activities of $11.3 million in fiscal year 2005 as compared to $12.5 million in fiscal year 2004. Cash was provided by net income adjusted for non-cash related items of $16.2 million during fiscal year 2005. The increase for fiscal year 2005 in working capital sources of cash included decreases in accounts receivable of $0.8 million and inventories of $0.5 million. Accounts receivable decreased by $0.8 million over the March 31, 2004 level, primarily due to lower sales in the fourth quarter of fiscal year 2005 as compared to the fourth quarter of fiscal year 2004. Working capital uses of cash included increased prepaid expenses and decreased accounts payable, accrued expenses and income taxes payable.

Net cash provided by investing activities totaled $227.8 million in fiscal year 2005. During fiscal 2005, our investing activities included a net transfer of $231.9 million from short-term marketable securities to cash and cash equivalents. Purchases of manufacturing test equipment, computer equipment, software and hardware used for product development amounted to $3.1 million for fiscal year 2005.

Net cash provided by financing activities totaled $4.3 million in fiscal year 2005. Net cash provided by financing activities is primarily from proceeds from the issuance of common stock upon the exercise of stock options under our stock option plans and the purchase of shares of common stock under our employee stock participation plan offset by our repurchase of common stock.

In March 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market due to the decrease in market price and to partially offset some dilution from our stock option programs. Under this program, the Board of Directors authorized the acquisition of up to $40.0 million of our common stock. During the fiscal year ended March 31, 2007, we repurchased 748,147 shares for approximately $9.9 million. In the fiscal year ended March 31, 2006, we repurchased 270,000 shares for approximately $3.6 million. Through the fiscal year ended March 31, 2005, we acquired 250,000 shares of our common stock for $3.7 million. In the future, we may utilize this stock repurchase program, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

To date, inflation has not had a significant impact on our operating results.

We anticipate that we will continue to finance our operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on our needs and prevailing market conditions. We believe that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on our financial condition or results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments complementary to our design expertise and market strategy, which may include investments in wafer fabrication foundries. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us. The sale of additional equity or convertible debt could result in dilution to our stockholders.

The following table summarizes our contractual payment obligations and commitments as of March 31, 2007 (in thousands):

	Fiscal Years Ended March 31,
	2008	2009	2010	2011	2012		Thereafter	Total
Contractual Obligations
Purchase Obligations(1)	$5,179	$1,638	$—	$—	$		$—	$6,817
Venture Investment Commitments (Skypoint Fund)	1,295	—	—	—		—	—	1,295
Remediation commitment(2)	53	53	53	42		—	—	201
Lease Obligations	72	37	5	—		—	—	114

Total	$6,599	$1,728	$58	$42		$—	$—	$8,427

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.
(2)	The commitment relates to the environmental clean-up at the former location of Micro Power Systems, Inc.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact of implementing SFAS 159 on our financial position, results of operations and liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations.    We are exposed to foreign currency fluctuations primarily through our foreign operations. This exposure is the result of foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a three-month period. If there is a need to hedge this risk, we will enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts. While it is expected that this method of hedging foreign currency risk will be utilized in the future, the hedging methodology and/or usage may be changed to manage exposure to foreign currency fluctuations.

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For the fiscal year ended March 31, 2007, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest Rate Sensitivity.    We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of fixed income securities of $355.1 million as of March 31, 2007 and $328.3 million as of March 31, 2006. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of March 31, 2007, the increase or decline in the fair value of the portfolio would not be material.

Both short-term and long-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 31, 2007, short-term investments consisted of commercial paper, asset-backed securities, corporate bonds and government securities of $236.3 million. At March 31, 2007, the difference between the fair market value and the underlying cost of such investments was $43,000.

Our net income is dependent on, among other things, interest income. If interest rates decrease, our net income may be negatively impacted.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Exar Corporation:

We have completed integrated audits of Exar Corporation’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly in all material respects, the financial position of Exar Corporation and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal year 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

June 12, 2007

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$119,809	$187,610
Short-term marketable securities	236,270	141,918
Accounts receivable (net of allowances of $1,138 and $1,074)	4,366	7,429
Inventories	4,779	5,531
Interest receivable and prepaid expenses	5,262	4,599
Deferred income taxes, net	809	2,579

Total current assets	371,295	349,666

Property, plant and equipment, net	25,404	27,770
Long-term investments	2,670	2,828
Deferred income taxes, net	10,602	9,361
Goodwill and intangible assets, net	10,641	10,850
Other non-current assets	562	922

Total assets	$421,174	$401,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,139	$2,631
Accrued compensation and related benefits	3,418	3,899
Accrued sales commissions	702	650
Other accrued expenses	2,448	1,895
Income taxes payable	5,520	4,695

Total current liabilities	14,227	13,770
Long-term obligations	191	222

Total liabilities	14,418	13,992

Commitments and contingencies (Notes 11 and 12)

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding Common stock, $.0001 par value; 100,000,000 shares authorized; 36,154,815 and 35,631,445 shares outstanding	451,088	430,384
Accumulated other comprehensive gain (loss)	76	(417)
Retained earnings	98,164	90,140
Treasury stock, 9,015,257 and 8,267,110 shares of common stock at cost	(142,572)	(132,702)

Total stockholders’ equity	406,756	387,405

Total liabilities and stockholders’ equity	$421,174	$401,397

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended March 31,
	2007	2006	2005
Net sales	$68,502	$67,024	$57,369
Cost of sales:
Cost of sales(a)	21,008	20,629	18,213
Amortization of purchased intangible assets	960	920	—

	21,968	21,549	18,213

Gross profit	46,534	45,475	39,156
Operating expenses:
Research and development(a)	25,838	24,691	22,025
Selling, general and administrative(a)	24,925	21,291	20,660

Total operating expenses	50,763	45,982	42,685

Gain on legal settlement	—	—	1,208

Loss from operations	(4,229)	(507)	(2,321)

Other income, net:
Interest income and other, net	16,526	12,297	8,546
Other-than-temporary loss on long-term investments	(957)	(1,215)	—

Total other income, net	15,569	11,082	8,546

Income before income taxes	11,340	10,575	6,225
Provision for income taxes	3,316	2,789	906

Net income	$8,024	$7,786	$5,319

Earnings per share:
Basic earnings per share	$0.22	$0.20	$0.13

Diluted earnings per share	$0.22	$0.20	$0.13

Shares used in the computation of earnings per share:
Basic	36,255	38,152	41,532

Diluted	36,480	38,510	42,423

(a) Includes stock-based compensation expense as follows:
Cost of sales	$92	$—	$—
Research and development	1,181	—	—
Selling, general and administrative	3,077	135	—

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
Balance, March 31, 2004	41,525,030	$407,536	(247,110)	$(4,650)	$77,035	$350	$480,271
Comprehensive income:
Net income					5,319		5,319	$5,319
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $43						(64)	(64)	(64)
Unrealized gains (losses) on marketable securities net of tax benefit of $547						(1,356)	(1,356)	(1,356)

Comprehensive income								$3,899

Issuance of common stock through							—
employee stock plans	982,001	7,974					7,974
Tax benefit from stock plans		1,567					1,567
Acquisition of treasury stock			(250,000)	(3,664)			(3,664)

Balance, March 31, 2005	42,507,031	$417,077	(497,110)	$(8,314)	$82,354	$(1,070)	$490,047
Comprehensive income:
Net income					7,786		7,786	$7,786
Other comprehensive income:
Foreign currency translation adjustments, net of tax provision of $37						62	62	62
Unrealized gains (losses) on marketable securities net of tax provision of $254						591	591	591

Comprehensive income								$8,439

Issuance of common stock through							—
employee stock plans	1,361,524	11,580					11,580
Tax benefit from stock plans		1,592					1,592
Issuance of common stock for services	30,000	—					—
Acquisition of treasury stock			(7,770,000)	(124,388)			(124,388)
Amortization of deferred stock based compensation		135					135

Balance, March 31, 2006	43,898,555	$430,384	(8,267,110)	$(132,702)	$90,140	$(417)	$387,405
Comprehensive income:
Net income					8,024		8,024	$8,024
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $102						(155)	(155)	(155)
Unrealized gains (losses) on marketable securities net of tax provision of $432						648	648	648

Comprehensive income								$8,517

Issuance of common stock through							—
employee stock plans	1,271,517	15,844					15,844
Tax benefit from stock plans		510					510
Stock-based compensation		4,350					4,350
Acquisition of treasury stock			(748,147)	(9,870)			(9,870)

Balance, March 31, 2007	45,170,072	$451,088	(9,015,257)	$(142,572)	$98,164	$76	$406,756

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$8,024	$7,786	$5,319
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,257	5,745	5,309
Stock-based compensation expense	4,350	135	—
Tax benefit from stock plans	510	1,592	1,568
Gross tax windfall from stock-based compensation	(579)	—	—
Provision for sales returns and doubtful accounts	3,964	3,231	2,417
Other-than-temporary loss on long-term investments	957	1,215	—
Deferred income taxes	529	112	1,551
Changes in operating assets and liabilities:
Accounts receivable	(902)	(6,761)	882
Inventories	752	(1,872)	524
Prepaid expenses and other assets	(303)	(138)	(3,585)
Accounts payable	(505)	432	(405)
Accrued compensation and related benefits	(481)	(175)	250
Accrued sales commissions and other accrued expenses	575	496	(910)
Income taxes payable	497	702	(1,620)

Net cash provided by operating activities	22,645	12,500	11,300

Cash flows from investing activities:
Purchase of property, plant and equipment and intellectual property	(2,952)	(5,879)	(3,097)
Purchase of short-term marketable securities	(362,585)	(64,169)	(974,396)
Proceeds from sales and maturities of short-term marketable securities	269,596	111,044	1,205,881
Contribution to long-term investments, net	(799)	(129)	(604)
Acquisition of ON business from Infineon	—	(11,420)	—

Net cash provided by (used in) investing activities	(96,740)	29,447	227,784

Cash flows from financing activities:
Proceeds from issuance of common stock	15,844	11,580	7,974
Gross tax windfall from stock-based compensation	579	—	—
Repurchase of common stock	(9,870)	(124,388)	(3,664)

Net cash provided by (used in) financing activities	6,553	(112,808)	4,310
Effect of exchange rate changes on cash	(259)	93	(106)

Net increase (decrease) in cash and cash equivalents	(67,801)	(70,768)	243,288
Cash and cash equivalents at the beginning of period	187,610	258,378	15,090

Cash and cash equivalents at the end of period	$119,809	$187,610	$258,378

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,018	$351	$292

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

NOTE 1.    DESCRIPTION OF BUSINESS

Exar Corporation and its subsidiaries (“Exar” or “We”) design, develop and market high-performance, system-level mixed-signal solutions for a broad range of connectivity standards. We develop high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of data in access, metro and core wide area networks over legacy and next generation communications infrastructure. We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel Universal Asynchronous Receiver Transmitters (“UARTs”) as well as UARTs with integrated transceivers. UARTs are well suited to increase data transfer efficiency in a variety of industrial, telecommunications and consumer applications. In addition, we develop Serial Advanced Technology Attachment (“SATA”) Port-Multiplier and Port-Selector products addressing the storage marketplace.

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation—Our fiscal year ends on March 31. The consolidated financial statements include the accounts of Exar and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the fiscal year 2007 presentation.

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

Cash and Cash Equivalents—We consider all highly liquid debt securities and investments with a maturity from the date of purchase of ninety days or less to be classified as cash and cash equivalents.

Inventories—Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using the standard cost, which approximates average actual cost. We provide inventory allowances on obsolete inventories and inventories in excess of six-month demand for each specific part.

Inventories consisted of the following (in thousands):

	March 31,
	2007	2006
Work-in-process	$2,426	$3,616
Finished goods	2,353	1,915

Inventories	$4,779	$5,531

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

Property, Plant and Equipment—Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Property, plant and equipment consist of the following (in thousands):

	Fiscal Years Ended March 31,
	2007	2006
Land	$6,660	$6,660
Building	14,350	14,209
Machinery and equipment	52,670	53,419

	73,680	74,288
Accumulated depreciation and amortization	(48,276)	(46,518)

Total	$25,404	$27,770

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, in the following classifications:

Building	30 years
Machinery and equipment	3-10 years

Depreciation and amortization expense for the fiscal years ended March 31, 2007, 2006, and 2005 was $4.6 million, $5.1 million, and $4.7 million, respectively.

Long-Lived Assets—Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our property, plant, equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We at least annually compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Substantially all of our property, plant and equipment and other long-lived assets are located in the United States.

Non-Marketable Equity Securities—Non-marketable equity securities are presented on our consolidated balance sheets as long-term investments, and are accounted for at historical cost, and are subject to a periodic impairment review. This impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators we use to identify those events and circumstances include the investment manager’s evaluation, the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; and the investee’s liquidity, debt ratios and the rate at which the investee is using cash. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down, since the estimated fair value is considered to be nominal. Impairment of non-marketable equity securities is recorded in other-than-temporary loss on long-term investments in the Consolidated Statements of Operations.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

Income Taxes—Income taxes are reported under Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carryforwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition—We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Our delivery terms are primarily FOB shipping point, at which time, title and all transit risk transfer to the customer. Our domestic distributor agreements permit the return of 3% to 10% of a distributor’s purchases of a preceding quarter for purposes of stock rotation. We also provide discounts to distributors based on volume of product ordered for a specific product with a specific volume range for a given customer over a period not to exceed one year. We record an estimated allowance, at the time of shipment to the distributor, based on our historical patterns of returns and other authorized pricing allowances. See Note 11, “Commitments and Contingencies” for a discussion related to our warranty on our products.

Research and Development Expenses—All research and development expenses that have no alternative future use are expensed as incurred. Research and development expenses consist primarily of the salaries and related expenses of those employees engaged in research, design and development activities; costs related to design tools, license expenses related to intellectual property; mask tooling costs; supplies and services; and facilities expenses.

Comprehensive Income—Comprehensive income includes charges or credits to equity as a result of foreign currency translation adjustments, net of taxes, and unrealized gains or losses on marketable securities, net of taxes. Comprehensive income for the fiscal years ended March 31, 2007, 2006, and 2005 has been disclosed within the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Foreign Currency—The functional currency of each of our foreign subsidiaries is the local currency of that country. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in interest income and other, net. Foreign currency transaction losses were approximately $20,000, $34,000, and $0 for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

Financial Instruments, Concentration of Credit Risk and Other Risks—Financial instruments potentially subjecting us to concentrations of credit risk consist primarily of accounts receivable, cash, cash equivalents, short-term marketable securities and long-term investments. The majority of our sales are derived from manufacturers in the communications, industrial and computer industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit. We maintain allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were insignificant for the fiscal years ending March 31, 2007, 2006, and 2005. Our policy is to place our cash, cash equivalents and short-term marketable securities with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. We do not hold or issue financial instruments for trading purposes.

We sell our products to distributors and OEMs throughout the world. Alcatel-Lucent accounted for 16% and 12% of our net sales for the fiscal years ended March 31, 2007 and 2006, respectively. No other OEM customer

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

accounted for 10% or more of our net sales for any of the three fiscal years ended March 31, 2007, 2006, and 2005. Future Electronics (“Future”) was and continues to be our largest distributor. Future, on a worldwide basis, represented 20%, 24%, and 20% of net sales in fiscal years 2007, 2006 and 2005, respectively. Our second largest distributor, Nu Horizons Electronics Corp. (“Nu Horizons”), accounted for 18%, 15%, and 17%, of net sales in fiscal years 2007, 2006, and 2005, respectively.

The majority of our products are currently fabricated at Chartered Semiconductor Manufacturing Ltd. (“Chartered”) and assembled and tested by other third-party sub-contractors located in Asia. We do not have long-term agreements with any of these sub-contractors. A significant disruption in the operations of one or more of these sub-contractors would impact the production of the Company’s products for a substantial period of time which could have a material adverse effect on our business, financial condition and results of operations.

Fair Value of Financial Instruments—We have estimated the fair value of our financial instruments by using available market information and valuation methodology considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of our financial instruments at March 31, 2007 and 2006 was not materially different from the carrying values presented in the Consolidated Balance Sheets.

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment.” Effective April 1, 2006 we adopted SFAS 123R using the modified prospective transition method and therefore have not restated prior period results. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest over the requisite service periods beginning on April 1, 2006. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred. Under SFAS 123R, we have elected to continue to use the straight-line attribution method for expensing stock-based compensation used previously under APB 25.

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

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

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

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123R-3”). SFAS 123R-3 provides guidance that establishes the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. We elected to adopt the alternative transition method (“short cut method”) in calculating our historical APIC pool of windfall tax benefits in regards to our stock-based compensation. The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the tax benefits of stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

The effect of recording stock-based compensation in accordance with SFAS 123R for the year ended March 31, 2007 was as follows (in thousands, except per share data):

Fiscal Year Ended March 31, 2007
Stock-based compensation recorded	$4,350
Tax effect on stock-based compensation	(1,461)

Subtotal	2,889
Stock-based compensation that would have been recorded under APB 25	135
Tax effect on stock-based compensation	(53)

Subtotal	82
Effect on income before income taxes	$4,215

Effect on net income	$2,807

Effect on basic and diluted earnings per share	$0.08

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

No amounts were capitalized related to stock-based compensation. Fiscal year 2007 selling, general and administrative expenses include stock-based compensation expense of $0.4 million in connection with modifications of stock options related to the separations of our former chief executive officer and chief financial officer.

Prior to adoption of SFAS 123R, we amortized deferred stock-based compensation on the straight-line method over the vesting periods of our restricted stock. Upon adoption of SFAS 123R, we continue to expense the restricted stock under the straight-line method over its remaining vesting periods.

Prior to our adoption of SFAS 123R, cash retained as a result of tax deductions relating to stock-based compensation expense was represented in operating cash flows along with other tax cash flows. SFAS 123R requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which has been included in operating cash flow activities, are now presented as financing cash flow activities (total cash flows remain unchanged) as summarized below (in thousands):

Decrease in cash flows from operating activities	$(579)

Increase in cash flows from financing activities	$579

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal Year 2007

Had stock-based compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS 123, our pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

	Fiscal Years Ended March 31,
	2006	2005
Net income—as reported	$7,786	$5,319
Add: Stock-based employee compensation expense included in reported net income, net of tax	82	—
Deduct : Total stock-based employee compensation determined under the fair value basis, method for all awards, net of tax	(11,668)	(13,120)

Pro forma net loss	$(3,800)	$(7,801)

Earnings per share, as reported
Basic	$0.20	$0.13

Diluted	$0.20	$0.13

Pro forma loss per share—basic and diluted	$(0.10)	$(0.19)

Valuation of Stock-Based Compensation

Upon adoption of SFAS 123R, we continued to value share-based awards under the Black-Scholes model, which was previously used for pro forma disclosures required under SFAS 123. The Black Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and Employee Stock Participation Plan (“ESPP”) share. The assumptions related to risk-free interest rate and volatility used for the stock option plans differ from those used for the ESPP primarily due to the difference in the respective expected lives of option grants and purchase plan awards. The assumptions used to estimate the

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

fair value of stock options and ESPP shares granted during the fiscal years ended March 31, 2007, 2006 and 2005 (annualized percentages) are shown below:

	Fiscal Years Ended March 31,
	2007	2006	2005
Stock option plan:
Risk-free interest rate	4.6 - 4.9%	4.9%	3.9%
Expected term of options (years)	5.1 - 5.3	4.3	4.0
Expected volatility	38 - 51%	38%	68%
Expected dividend yield	—	—	—
Weighted-average estimated fair value	$5.66	$5.18	$7.83

ESPP:
Risk-free interest rate	—	4.7%	2.8%
Expected term of options (years)	—	0.25	0.25
Expected volatility	—	22%	26%
Expected dividend yield	—	—	—
Weighted-average estimated fair value	—	$2.57	$2.86

Effective April 1, 2006, we amended our ESPP to permit employees to purchase common stock at a purchase price that is equal to 95% of the fair market value of the common stock on the last trading day of each three-month offering period. The amendment to the employee’s discount and the elimination of the look-back period resulted in the ESPP being considered non-compensatory under SFAS 123R.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended March 31, 2007 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

For restricted stock units (RSUs), stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated pre-vest forfeitures, is recorded on a straight-line basis, over the vesting period. The vesting period for RSUs is generally three years.

NOTE 3.    CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

Marketable securities include municipal securities, commercial paper, asset-backed securities, corporate bonds and government securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities are classified as cash equivalents if the maturity from the date of purchase is ninety days or less, and as short-term investments for those with maturities, from the date of purchase, in excess of ninety days which we intend to sell as necessary to meet our liquidity requirements.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each consolidated balance sheet date, with unrealized gains or losses recorded in accumulated other comprehensive

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

income (loss) within stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income. Realized gains or losses on the sale of marketable securities are determined on the specific identification method and are reflected in interest income and other, net. Net realized gains on marketable securities for the fiscal year ended March 31, 2007 were $52,000. Net realized losses on marketable securities for the fiscal years ended March 31, 2006 and 2005 were $7,000 and $47,000, respectively.

The following table summarizes our investments in marketable securities as of March 31, 2007 and 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$4,496	$—	$—	$4,496
Municipal securities	45,041	35	(26)	45,050
Corporate bonds and commercial paper	263,963	47	(45)	263,965
U.S. government and agency obligations	38,606	99	(64)	38,641
Asset-backed and collateralized obligations	2,967	5	(8)	2,964

Total at March 31, 2007	$355,073	$186	$(143)	$355,116

As reported:
Cash equivalents				$118,846
Short-term marketable securities				236,270

Total at March 31, 2007				$355,116

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$4,299	$—	$—	$4,299
Municipal securities	400	—	(6)	394
Corporate bonds and commercial paper	193,964	—	(126)	193,838
U.S. government and agency obligations	107,359	—	(673)	106,686
Asset-backed and collateralized obligations	23,349	—	(232)	23,117

Total at March 31, 2006	$329,371	$—	$(1,037)	$328,334

As reported:
Cash equivalents				$186,416
Short-term marketable securities				141,918

Total at March 31, 2006				$328,334

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at March 31, 2007 and 2006 by expected maturity are shown below (in thousands):

	March 31, 2007		March 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$270,421	$270,410	$308,310	$307,479
Due in 1 to 5 years	84,652	84,706	21,061	20,855

Totals	$355,073	$355,116	$329,371	$328,334

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

The following table shows the gross unrealized losses and fair values of our investments in an unrealized loss position as of March 31, 2007 and March 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Money market funds	$—	$—	$—	$—	$—	$—
Municipal securities	12,201	(26)	—	—	12,201	(26)
Corporate bonds and commercial paper	8,942	(10)	6,712	(35)	15,654	(45)
U.S. government and agency obligations	6,456	(7)	12,200	(57)	18,656	(64)
Asset-backed and collateralized obligations	—	—	1,456	(8)	1,456	(8)

Total at March 31, 2007	$27,599	$(43)	$20,368	$(100)	$47,967	$(143)

We review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We determined that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

NOTE 4.    GOODWILL AND INTANGIBLE ASSETS

On April 6, 2005, we entered into a Purchase Agreement with Infineon Technologies North America Corp., a subsidiary of Infineon Technologies AG (“Infineon”), under which we agreed to purchase a significant part of Infineon’s Optical Networking Business Unit (“ON”). On April 14, 2005, we completed the purchase of such assets for $11,050,000 in cash. The acquisition included assets relating to multi-rate TDM framer products, Fiber Channel over SONET/SDH, and Resilient Packet Ring (RPR), as well as certain intellectual property for data over SONET products. The acquisition expanded our SONET/SDH product portfolio.

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

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

ON Intangible assets

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

The purchased SONET technology is amortized to cost of revenues on a straight-line basis over its estimated lives of six years. Amortization expense for this intangible asset for fiscal years 2007 and 2006 were $960,000, and $920,000, respectively. There was no amortization expense for this intangible asset for fiscal year 2005. The balances of purchased technology and related amortization were as follows (in thousands):

	March 31,
	2007	2006
Purchased technology	$5,750	$5,750
Less accumulated amortization	(1,878)	(920)

Purchased technology, net	$3,872	$4,830

The aggregate estimated future annual intangible amortization expense through the fiscal year ending March 31, 2012, is as follows (in thousands):

Amortization Expense (by fiscal year)
2008	$958
2009	958
2010	958
2011	958
2012	40

$3,872

Goodwill

Of the total purchase price, approximately $5.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and identifiable intangible assets acquired. We believed that the acquisition would augment and compliment our SONET products and strengthen our market position. Those factors contributed to a purchase price in excess of the fair market value of net tangible and intangible assets acquired in the ON acquisition and, as a result, we have recorded goodwill in connection with the transaction. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of March 31, 2007, we determined that no impairment existed.

Other Intangible Assets

As of March 31, 2007 and 2006, approximately $1.6 million and $0.8 million, respectively, of purchased intellectual property is presented on our Consolidated Balance Sheets with Goodwill and Intangibles, net. The purchased intellectual property has reached technological feasibility and will be amortized to cost of goods sold over the period of their expected revenue benefits estimated to be between three to seven years.

NOTE 5.    LONG-TERM INVESTMENTS

TechFarm Fund

Exar became a limited partner in the TechFarm Fund in May 2001. This partnership is a venture capital fund, managed by TechFarm Ventures Management L.L.C., the general partner of the TechFarm Fund, a Delaware limited partnership, and focuses its investment activities on seed and early stage technology companies. Effective May 31, 2002, in connection with the amendment of the partnership agreement, we and TechFarm agreed to reduce our capital commitment in the TechFarm Fund to approximately $4.0 million, or approximately 5% of the TechFarm Fund’s total committed capital. Additionally, we and TechFarm Ventures Management L.L.C. agreed to change our status from a limited partner to that of an assignee having fewer rights and less status than a limited partner. Because of these modifications, we changed our method of accounting for this investment from the equity method to the cost basis method as of May 31, 2002. We have fulfilled our capital contribution commitment and, therefore, will not be required to fund additional amounts.

In December 2005, we assessed the value of certain discontinued companies and the remaining portfolio companies within the TechFarm Fund. We believed that these changes permanently impaired the carrying value of our investment in the TechFarm Fund. As a result, we recorded an impairment charge against our earnings of $1.2 million during fiscal year 2006, thereby reducing our carrying value in the TechFarm Fund from $1.8 million to $0.6 million.

In September 2006, we reassessed the value of certain discontinued companies and the remaining portfolio companies within TechFarm Fund. We believed that these changes permanently impaired the carrying value of our investment in the TechFarm Fund. We recorded an impairment charge against our earnings of $0.1 million during fiscal year 2007, thereby reducing our carrying value in the TechFarm Fund to $0.5 million as of March 31, 2007.

Skypoint Fund

In July 2001, Exar became a limited partner in the Skypoint Fund, a venture capital fund focused on investments in communications infrastructure companies. The investment provides us with the opportunity to align ourselves with potential strategic partners in emerging technologies within the telecommunications and/or networking industry. We are obligated to contribute $5.0 million, which represents approximately 5% of the Skypoint Fund’s total capital commitments. Of the $5.0 million obligation, we have funded $3.7 million as of March 31, 2007 and are contractually obligated to contribute the remaining capital of $1.3 million as requested by the Skypoint Fund’s General Partner prior to June 18, 2007 for new portfolio companies. All subsequent capital contributions, up to the $5.0 million capital commitment, must be for portfolio companies invested in by the Skypoint Fund prior to June 18, 2007.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

During the fiscal year ended March 31, 2007, we funded $0.9 million to the Skypoint Fund. In February 2007, we recorded an additional $0.1 million distribution from the venture capital fund related to a sale of a company within the fund’s portfolio. Additionally, we received a $0.6 million distribution in the fiscal year ended March 31, 2006. In accordance with Financial Accounting Standards Board’s (“FASB”), Accounting Principles Bulletin 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” we recorded the distribution on the cost basis and reduced the carrying value of our investment in the Skypoint Fund.

In September 2006, we became aware that two Skypoint Fund portfolio companies would be liquidated. We believed a portion of the carrying value of our investment in the Skypoint Fund was permanently impaired. In the fiscal year ended March 31, 2007, we recorded an impairment charge against our earnings of $0.8 million. As of March 31, 2007, the $2.2 million carrying value of the Skypoint Fund investment reflects contributions to date of $3.7 million less the $0.8 million impairment charge and $0.7 million in distributions from the Skypoint Fund.

NOTE 6.    INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended March 31,
	2007	2006	2005
Current:
Federal	$2,963	$1,993	$599
State	432	148	366
Foreign	32	79	64

Total current	3,427	2,220	1,029

Deferred:
Federal	(72)	727	(206)
State	(39)	(158)	83

Total deferred	(111)	569	(123)

Total provision for income taxes	$3,316	$2,789	$906

Consolidated pre-tax income includes foreign income of $184,000, $229,000 and $233,000 in the fiscal years ended March 31, 2007, 2006, and 2005, respectively. Undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

Significant components of our net deferred tax assets are as follows (in thousands):

	March 31,
	2007	2006	2005
Deferred tax assets:
Reserves and accruals not currently deductible	$3,765	$2,579	$2,695
Net operating loss and tax credit carryforwards	141	2,132	3,314
Tax credits	12,244	11,123	9,653
Losses on investments	16,552	17,024	17,044
Capitalized R&D expenses	2,790	3,454	4,108

	35,492	36,312	36,814
Deferred tax liabilities:
Depreciation	(956)	(1,189)	(1,077)
Valuation allowance	(23,125)	(23,183)	(22,935)

Net deferred tax assets	$11,411	$11,940	$12,802

Reconciliations of the income tax provision at the statutory rate to our provision for income tax are as follows (in thousands):

	Fiscal Years Ended March 31,
	2007	2006	2005
Income tax provision at statutory rate	$3,969	$3,701	$2,179
State income taxes, net of federal income tax benefit	638	568	508
Deferred tax assets, not benefited/(benefited)	379	117	(456)
Tax-exempt interest income	(473)	(4)	(281)
Tax credits, net	(1,465)	(1,178)	(802)
Non-deductible stock-based compensation	253	—	—
Other	15	(415)	(242)

Total	$3,316	$2,789	$906

As of March 31, 2007, our federal and state net operating loss carryforwards for income tax purposes were approximately $0.3 million and $0.7 million, respectively. If not utilized, a portion of the federal net operating loss carryforwards will expire in 2011, while the state net operating losses will begin to expire in 2012. Additionally, we have capital loss carryforwards of approximately $39.8 million, which will expire in 2010 if not utilized.

As of March 31, 2007, our federal and state tax credit carryforwards were $5.9 million and $5.2 million, respectively. The federal and state credits will begin to expire in 2012 and 2007, respectively. Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods,

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

we will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $6.1 million of these deferred tax assets pertain to certain net operating loss and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards is accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

NOTE 7.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A summary of our EPS is as follows (in thousands, except per share data):

	Fiscal Years Ended March 31,
	2007	2006	2005
Net income	$8,024	$7,786	$5,319

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income per share	36,255	38,152	41,532
Dilutive effect of stock options	225	358	891

Shares used in computation of diluted net income per share	36,480	38,510	42,423

Basic and diluted earnings per share	$0.22	$0.20	$0.13

Options to purchase 5,007,267 shares of common stock at a price ranging from $12.09 to $54.75 were outstanding as of March 31, 2007. Options to purchase 5,224,414 shares of common stock at a price ranging from $13.12 to $59.31 were outstanding as of March 31, 2006. Options to purchase 5,464,463 shares of common stock at prices ranging from $13.77 to $59.31 were outstanding as of March 31, 2005. These options to purchase shares of common stock that were outstanding as of March 31, 2007, 2006, and 2005, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive under the treasury stock method. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

Unvested restricted stock units of 1,603 with a grant date fair value of $13.40 were outstanding at March 31, 2007. There were no outstanding unvested restricted stock units at March 31, 2006 or March 31, 2005. These unvested restricted stock units that were outstanding as of March 31, 2007 were not included in the computation of diluted net income per share because they were anti-dilutive under the treasury stock method.

NOTE 8.    EMPLOYEE BENEFIT PLANS

Exar Savings Plans

The Exar Savings Plan, as amended and restated, covers substantially our all employees. The Exar Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as contributions from us based on the achievement of specified operating results. We

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

recognized expenses of approximately $0.3 million, $0.6 million, and $0.3 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

Executive and Key Employee Incentive Compensation Programs

Our incentive compensation programs provide for incentive awards for substantially all employees based on the achievement of specified operating and performance results. For the fiscal years ended March 31, 2007, 2006 and 2005, we did not incur expense related to the Executive and Key Employee Incentive Compensation Programs. Our incentive compensation programs may be amended or discontinued at the discretion of the Board of Directors.

NOTE 9.    STOCKHOLDERS’ EQUITY

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

The maximum number of shares of common stock that may be issued under the 2006 Plan equals the sum of: (1) 2,800,000 shares, plus (2) the number of any shares subject to stock options granted under any of the Prior Plans and outstanding as of September 7, 2006 which expire or for any reason are cancelled or terminated after September 7, 2006 without being exercised. As noted above, 6,149,018 shares were subject to options outstanding under the Prior Plans. As of March 31, 2007, there were 5,294,117 options outstanding under all stock option plans and 3,318,445 shares were available for future grant.

Generally, options under the plans are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although the plans provide that options may be granted with a term of up to ten years. Options generally vest at a rate of 25%, on their anniversary date, over four years.

In the second quarter of fiscal year 2007, we began issuing restricted stock units to employees and non-employee directors. Restricted stock units currently granted by us generally vest on the first or third anniversary date from the grant date. Restricted stock units granted under the 2006 Plan are counted against authorized shares available for future issuance on a two shares for every actual, restricted stock unit issued. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

restricted stock units vest. The majority of shares issued are net of the minimum statutory withholding requirements that are paid by us on behalf of our employees.

A summary of stock option transactions for the fiscal years ended March 31, 2007, 2006, and 2005 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2007 is as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Yrs	Aggregate Intrinsic Value(1)
Outstanding at March 31, 2004	8,678,790	$17.99
Options Granted	1,803,526	14.69
Options Exercised	(846,471)	7.51
Options Cancelled	(414,113)	21.90

Outstanding at March 31, 2005	9,221,732	18.13
Options Granted	1,282,812	12.73
Options Exercised	(1,220,904)	8.48
Options Cancelled	(1,774,742)	24.63

Outstanding at March 31, 2006	7,508,898	17.34
Options Granted	607,300	13.02
Options Exercised	(1,217,985)	12.26
Options Cancelled	(1,409,124)	23.33
Options Forfeited	(194,972)	13.18

Outstanding at March 31, 2007	5,294,117	$16.57	3.09	$1,367,158

Vested and expected to vest, March 31, 2007	5,182,744	$16.65	3.04	$1,317,596

Vested and exercisable, March 31, 2007	4,291,117	$17.42	2.60	$922,818

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our stock on March 31, 2007, multiplied by the number of stock options outstanding, vested and exercisable, or vested and expected to vest as of March 31, 2007.

The following table summarizes information concerning options outstanding and exercisable for the combined option plans as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Number Exercisable As of 03/31/07	Weighted Average Exercise Price
$ 4.25—$12.60	1,078,576	4.78	$12.10	742,826	$12.01
12.69— 13.52	1,301,300	3.25	13.31	730,050	13.48
13.62— 15.35	1,072,828	3.83	15.13	976,828	15.22
15.56— 22.93	1,227,913	2.00	18.88	1,227,913	18.88
23.62— 54.75	613,500	0.71	29.25	613,500	29.25

$ 4.25—$54.75	5,294,117	3.09	$16.57	4,291,117	$17.42

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

As of March 31, 2006, options to purchase 6.3 million shares were exercisable with an average exercise price of $18.17. As of March 31, 2005, options to purchase 6.5 million shares were exercisable with an average exercise price of $19.16.

For the fiscal years ended March 31, 2007, 2006 and 2005, options to purchase 1.2 million shares, 1.2 million shares and 0.8 million shares, respectively, were exercised. The intrinsic value of stock options exercised for the fiscal years ended March 31, 2007, 2006 and 2005 was $1.7 million, $6.8 million and $5.7 million, respectively. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period. Upon option exercises, we issued new shares of common stock.

Total unamortized stock-based compensation expense of $5.5 million for our unvested stock options at March 31, 2007 is expected to be recognized as compensation expense over a weighted average period of 2.71 years.

The net tax benefit realized from the exercise of non-qualified stock options, the disqualifying dispositions from incentive stock options and ESPP shares, and the vesting of restricted stock was $0.5 million for the fiscal year ended March 31, 2007, compared with $1.6 million for the fiscal year ended March 31, 2006 and $1.6 million for the fiscal year March 31, 2005.

Restricted Stock Units

Total unamortized stock-based compensation expense for our unvested restricted stock units (RSUs) was $2.2 million at March 31, 2007 and is expected to be recognized as compensation expense over a weighted average period of 2.0 years. As allowed by the 2006 Plan, we issue RSUs to employees and non-employee directors. The RSUs we have granted generally vest on the first or third anniversary date from the grant date. The common stock associated with these RSUs is delivered to the individuals on their respective vest dates.

A summary of RSU transactions for the fiscal year ended March 31, 2007 and information regarding RSUs outstanding and expected to vest as of March 31, 2007 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value(1)
Nonvested at March 31, 2006	—	$—
Granted	214,437	13.18
Issued and Released	(6,000)	13.74
Cancelled	(3,519)	12.69

Nonvested at March 31, 2007	204,918	$13.18	2.05	$2,713,114

Expected to vest, March 31, 2007	182,168	$13.18	2.00	$2,411,910

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on March 31, 2007, multiplied by the number of nonvested RSUs or expected to vest as of March 31, 2007.

Restricted Stock Awards

We awarded 30,000 shares of restricted stock to our former President and Chief Executive Officer on March 24, 2005 in connection with his employment agreement. The restricted stock vests annually over a period

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

of three years and has a grant date fair value of $13.52. At March 31, 2007, 10,000 shares remained unvested, with a remaining contractual life of one year. As a result of the President and Chief Executive Officer’s termination on February 22, 2007, we do not expect him to vest his remaining 10,000 shares. For each of the fiscal years ended March 31, 2007 and 2006, stock-based compensation expense was $0.1 million, associated with this award.

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

Shares purchased by and distributed to participating employees were 36,832 in the fiscal year ended March 31, 2007, 140,620 in the fiscal year ended March 31, 2006 and 135,530 in the fiscal year ended March 31, 2005 at weighted average prices of $12.53, $11.09 and $11.91, respectively.

At March 31, 2007, the Company had reserved 1.7 million shares of common stock for future issuance under its ESPP.

Stock Repurchase Program

In March of 2001, we announced our $40.0 million common stock repurchase program to acquire outstanding stock in the open market to partially offset dilution from our stock awards program. In furtherance of the common stock repurchase program, on October 27, 2006, we announced the adoption of a 10b5-1 share purchase plan covering the purchase of up to $16.0 million worth of our common stock. The 10b5-1 share purchase plan was adopted to facilitate the repurchase of shares during trading blackout periods and is effected through a broker based on instructions expressly set forth in the purchase plan. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. We plan to continue making purchases under our stock purchase program. During the fiscal year ended March 31, 2007, we repurchased approximately 748,000 shares for approximately $9.9 million. During the fiscal year ended March 31, 2006, we repurchased 270,000 shares for approximately $3.6 million. In the future, we may utilize this stock repurchase program, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements. Under this program, $18.2 million remains available to repurchase Exar’s common stock as of March 31, 2007.

Modified “Dutch Auction” Self Tender Offer

In addition to the above, on July 25, 2005, we commenced a Modified “Dutch Auction” Self Tender Offer (“tender offer”) to acquire up to 7,058,823 shares of our common stock at a purchase price of not greater than $17.00 nor less than $15.00 per share. During the three months ended September 30, 2005, we completed the tender offer and repurchased 7,500,000 shares of our common stock at a purchase price of $16.00 per share, resulting in aggregate payments of $120.0 million plus costs of approximately $0.8 million.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

NOTE 10.    RELATED PARTY TRANSACTION

In the fourth quarter of fiscal 2006, GWA Investments, LLC and GWA Master Fund, L.P. (“GWA”), requested that we reimburse its costs of $0.4 million in connection with our proxy solicitation in October 2005 in support of their director candidates, all of whom were elected to the Board of Directors at the 2005 annual shareholder meeting. GWA is a hedge fund managed by a director of Exar, Guy W. Adams. These costs are included in selling, general and administrative costs in our Consolidated Statements of Operations for the fiscal period ended March 31, 2006.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. We believe that site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. We estimate that our accrual of $0.2 million as of March 31, 2007 is sufficient to cover the estimated remaining 3 to 4 years of continued remediation activities and post-remediation site closure activities. If further investigation reveals that additional remediation needs to be employed or that related site closure costs exceed original estimations, we would be required to accrue an additional provision for such remediation or site closure costs.

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

Additionally, our sales agreements indemnify our customers for any expenses or liability resulting from alleged or claimed infringements of any United States letter patents of third parties. However, we are not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are perpetual commencing after execution of the sales agreement or the date indicated on our order acknowledgement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any such indemnity claim.

The following table summarizes our contractual payment obligations and commitments as of March 31, 2007 (in thousands):

	Fiscal Years Ended March 31,
	2008	2009	2010	2011	2012		Thereafter	Total
Contractual Obligations
Purchase Obligations(1)	$5,179	$1,638	$—	$—	$		$—	$6,817
Venture Investment Commitments (Skypoint Fund)	1,295	—	—	—		—	—	1,295
Remediation commitment(2)	53	53	53	42		—	—	201
Lease Obligations	72	37	5	—		—	—	114

Total	$6,599	$1,728	$58	$42		$—	$—	$8,427

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.
(2)	The commitment relates to the environmental clean-up at the former location of Micro Power Systems, Inc.

NOTE 12.    LITIGATION

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserted causes of action against us for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson sought monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson’s claim for monetary damages included a claim for repair costs, a claim for damages to reimburse Ericsson for concessions made to customers and to complete a retrofit of its products, and lost profits. Ericsson claimed that its damages exceed $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. We disputed the allegations in Ericsson’s Third Amended Complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the claims asserted by Ericsson. The Settlement Agreement is discussed in detail below.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleged that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. Upon a finding of good faith by the Court, the Settlement Agreement, which is discussed in detail below, would eliminate Vicor’s claims for indemnity against us.

On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the litigation in San Diego. Vicor was not a party to the Settlement Agreement and Ericsson’s claims against it continued. In exchange for the consideration discussed below, Ericsson agreed to dismiss its claims against us. The Settlement Agreement with Ericsson was a “sliding scale” agreement that required us to make a non-refundable $500,000 payment upon the completion of certain events. Under the terms of the Settlement Agreement, we may have been required to make an additional future payment. The future payment could have ranged anywhere from $0 to $6,500,000, with the specific amount being contingent on Ericsson’s recovery at trial from Vicor. A settlement between Ericsson and Vicor would eliminate our remaining potential liability. On or about February 16, 2007, Ericsson and Vicor announced that the parties had reached a settlement in principle of the remaining dispute. The parties subsequently memorialized the settlement in a written settlement agreement. As a result of such

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

settlement, Exar’s potential additional liability has been extinguished and Exar’s total obligation under its settlement Agreement with Ericsson is $500,000.

Our obligation to make any payment under the Settlement Agreement was contingent upon a finding by the Court that the Settlement Agreement was entered into in good faith and, thus, that we are entitled to the protections of California Civil Procedure Code Sections 877 and 877.6. A finding of good faith eliminates the right of Vicor to seek indemnity from us and entitles us to a dismissal of Vicor’s claims for indemnity. We filed a motion for an order finding the Settlement Agreement to be in good faith on December 20, 2006. The Court heard the motion on January 12, 2007. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. On February 13, 2007, Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding. The Court of Appeal summarily denied Vicor’s petition on February 28, 2007. As a result of the denial of Vicor’s petition, Exar, through its insurance carrier, made the non-refundable $500,000 payment to Ericsson and Ericsson has filed a request for dismissal of its claims against Vicor. The Court has not yet entered the dismissal of Ericsson’s claims. Exar is also entitled to the dismissal of Vicor’s cross-claims for indemnity, but such dismissal has not yet been entered.

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

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

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

We are not currently a party to any other material legal proceedings.

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of the matters discussed above and other matters is not presently determinable, management currently believes that the resolution of all such pending matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

NOTE 13.    INDUSTRY AND SEGMENT INFORMATION

We operate in one reportable segment and design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including networking, serial communications and storage. The nature of our products and production processes as well as type of customers and distribution methods is consistent among all of our products. Net sales by product line are as follows (in thousands):

	Fiscal Years Ended March 31,
	2007	2006	2005
Net sales:
Communications	$66,609	$63,995	$52,720
Video, Imaging and Other	1,893	3,029	4,649

Total	$68,502	$67,024	$57,369

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Japan, United Kingdom, France, Italy and China. Our principal markets include North America, Asia/Japan and Europe. Net sales by geographic area represent sales to unaffiliated customers.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area for fiscal years ended March 31 (in thousands):

	Fiscal Years Ended March 31,
	2007	2006	2005
Net sales:
United States	$30,061	$32,615	$28,188
Other	102	355	612

Total North America sales	30,163	32,970	28,800

China	9,511	9,335	7,490
Asia (excludes China)	10,811	10,314	10,813
Italy	8,265	7,867	3,835
Europe (excludes Italy)	9,752	6,538	6,431

Total export sales	38,339	34,054	28,569

Total net sales	$68,502	$67,024	$57,369

Substantially all of our long-lived assets at March 31, 2007 and 2006 were located in the United States.

NOTE 14.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact of implementing SFAS 159 on our financial position, results of operations and liquidity.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 31, 2007, 2006, AND 2005

NOTE 15.    SUBSEQUENT EVENT

On May 7, 2007, we signed a definitive agreement with Sipex Corporation (“Sipex”) to acquire all of the outstanding stock of Sipex in exchange for 0.6679 of a share of Exar common stock for each outstanding share of Sipex common stock and the assumption of Sipex options, warrants and convertible notes based on the same exchange ratio. The total estimated purchase price of approximately $223.9 million is comprised of Exar common stock; assumed stock options, assumed stock warrants and the conversion of approximately one-half of the Sipex convertible notes as part of the acquisition; and direct acquisition costs. This estimate was derived using an average market price per share of Exar common stock of $13.97, which was based on an average of the closing prices for a range of trading days around the announcement date (May 8, 2007) of the proposed merger. The final purchase price will be determined based upon the number of Sipex shares, options, warrants and convertible notes outstanding at the closing date. Sipex designs, manufactures and markets high performance, analog ICs that primarily are used by OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Completion of the merger is subject to customary closing conditions that include, among others, receipt of required approvals from our stockholders and from Sipex stockholders, and receipt of required regulatory approvals. The transaction, while expected to close in the third quarter of calendar year 2007, may not be completed if any of the conditions is not satisfied. Under certain circumstances specified in the merger agreement, we or Sipex may terminate the merger agreement, and as a result, either we or Sipex may be required to pay a $6.5 million termination fee to the other party.

SUPPLEMENTARY DATA

Quarterly Results (Unaudited)

The following table contains selected unaudited quarterly financial data for the eight quarters ended March 31, 2007. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to state fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter (in thousands, except per share data).

	Quarter Ended
	Mar. 31, 2007(A)	Dec. 31, 2006(B)	Sept. 30, 2006(C)	Jun. 30, 2006(D)	Mar. 31, 2006	Dec. 31, 2005(E)	Sept. 30, 2005	Jun. 30, 2005
Consolidated Statements of Operations Data:
Net sales	$15,660	$16,108	$18,503	$18,231	$17,574	$17,009	$16,528	$15,912
Gross profit	10,330	10,712	12,733	12,759	12,340	11,489	10,985	10,661
Income (loss) from operations	(2,829)	(857)	46	(589)	606	124	(480)	(757)
Net income	1,255	2,986	1,779	2,004	2,863	1,109	2,064	1,750
Net income per share:
Basic	$0.03	$0.08	$0.05	$0.06	$0.08	$0.03	$0.05	$0.04
Diluted	$0.03	$0.08	$0.05	$0.06	$0.08	$0.03	$0.05	$0.04
Shares used in the computation of net income per share:
Basic	36,254	36,642	36,315	35,807	35,472	35,202	39,711	42,222
Diluted	36,369	36,790	36,506	36,257	35,639	35,347	40,365	42,687

(A)	Quarter ended March 31, 2007 included stock-based compensation of $1.1 million in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payment (SFAS 123R)” using the modified prospective transition method and separation costs of $1.0 million in connection with the resignation of our former chief executive officer.
(B)	Quarter ended December 31, 2006 included stock-based compensation of $1.1 million in accordance with SFAS 123R.
(C)	Quarter ended September 30, 2006 included stock-based compensation of $1.2 million in accordance with SFAS 123R and impairment charges of $1.0 million related to our investments in the Skypoint Fund and the TechFarm Fund.
(D)	Quarter ended June 30, 2006 included stock-based compensation of $1.1 million in accordance with SFAS 123R and separation costs of $0.7 million in connection with the resignation of our former chief financial officer.
(E)	Quarter ended December 31, 2005 included an impairment charge of $1.2 million related to our investment in the TechFarm Fund.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”).    We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Report. This Evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (the “CEO”), as principal executive officer, and Chief Financial Officer (the “CFO”), as principal financial officer.

Attached as Exhibits 31.1 and 31.2 of this Report are the certifications of the CEO and the CFO in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to allow for the accumulation and communications of information to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of the end of fiscal year 2007.

Inherent Limitations on the Effectiveness of Disclosure Controls.

Our management, including the CEO and CFO, does not expect that the Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of March 31, 2007 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2007, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Part II, Item 8.

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For a listing of Executive Officers of Exar and certain information about them, see Part I, “Executive Officers of the Registrant.”

The information required by this Item is incorporated by reference from our 2007 definitive proxy statement to be filed not later than 120 days following the close of the 2007 fiscal year (“2007 Definitive Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item is hereby incorporated by reference from our 2007 Definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our 2007 Definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our 2007 Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our 2007 Definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of Exar Corporation and its subsidiaries for each of the years ended March 31, 2007, 2006, and 2005 are filed as part of this Form 10-K:

Form 10-K Page No.
II	Valuation and Qualifying Accounts and Reserves	90

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

See Exhibit Index on page 83 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ RICHARD L. LEZA
Richard L. Leza
Chief Executive Officer and President (Interim), and Chairman of the Board
(Principal Executive Officer)

Date: June 12, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard L. Leza, and J. Scott Kamsler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. LEZA (Richard L. Leza, Sr.)	Chief Executive Officer and President (Interim), and Chairman of the Board (Principal Executive Officer)	June 12, 2007

/s/ J. SCOTT KAMSLER (J. Scott Kamsler)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 12, 2007

/s/ GUY W. ADAMS (Guy W. Adams)	Director	June 12, 2007

/s/ JOHN McFARLANE (John McFarlane)	Director	June 12, 2007

/s/ OSCAR RODRIGUEZ (Oscar Rodriguez)	Director	June 12, 2007

/s/ PETE RODRIGUEZ (Pete Rodriguez)	Director	June 12, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Classification	Balance at Beginning of Year	Additions	Write-offs and Recoveries(1)	Balance at End of Year
Allowance for sales return:
Year ended March 31, 2007	$965	$4,013	$3,900	$1,078
Year ended March 31, 2006	$787	$3,193	$3,015	$965
Year ended March 31, 2005	$856	$2,428	$2,497	$787

Allowance for doubtful accounts:
Year ended March 31, 2007	$109	$(49)	$—	$60
Year ended March 31, 2006	$71	$38	$—	$109
Year ended March 31, 2005	$231	$(11)	$149	$71

(1)	Write-offs and recoveries reflect credits issued to distributors for stock rotations and volume discounts, and write-offs of uncollectible accounts receivable.

EXHIBIT INDEX

Exhibit Footnote		Exhibit Number		Description
(j	)	2.1	++	Purchase Agreement between Exar Corporation and Infineon Technologies North America Corp., dated April 6, 2005.
(a	)	3.1		Amended and Restated Certificate of Incorporation of Exar Corporation, as amended.
(g	)	3.2		Amended and Restated Bylaws of the Company.
(l	)	10.1	*	1989 Employee Stock Participation Plan, as amended, and related Offering documents.
(b	)	10.2	*	1991 Stock Option Plan and related forms of stock option grant and exercise.
(b	)	10.3	*	1991 Non-Employee Directors’ Stock Option Plan and related forms of stock option grant and exercise.
(f	)	10.4	*	Fiscal 2001 Key Employee Incentive Compensation Program.
(f	)	10.5	*	Fiscal 2001 Executive Incentive Compensation Program.
(l	)	10.6	*	1996 Non-Employee Directors’ Stock Option Plan, as amended, and related forms of stock option grant and exercise.
(j	)	10.7	*	1997 Equity Incentive Plan and related forms of stock option grant and exercise.
(e	)	10.8	*	Executive Officers’ Change of Control Severance Benefit Plan.
(j	)	10.9	*	2000 Equity Incentive Plan and related forms of stock option grant and exercise.
(f	)	10.10	*

Form of Letter Agreement Regarding Change of Control for each of the following: Frank P. Carrubba, Raimon L. Conlisk, James E. Dykes, Richard Previte, Donald L. Ciffone, Jr., Michael J. Class, Roubik Gregorian, Ronald W. Guire, Susan J. Hardman, Thomas R. Melendrez, Stephen W. Michael.

(d	)	10.11	*	Fiscal 2003 Key Employee Incentive Compensation Program.
(d	)	10.12	*	Fiscal 2003 Executive Incentive Compensation Program.
(h	)	10.13	*	Fiscal 2004 Key Employee Incentive Compensation Program.
(h	)	10.14	*	Fiscal 2004 Executive Incentive Compensation Program.
(k	)	10.15	*+	Fiscal 2005 Executive Incentive Compensation Program.
(k	)	10.16	*+	Fiscal 2005 Key Employee Incentive Compensation Program.
(c	)	10.17

Form of Indemnity Agreement between the Company and each of the following: Guy W. Adams, J. Scott Kamsler, John S. McFarlane, John W. Herzing, Kevin S. Bauer, Levent Ozcolak, Mir Bahram Ghaderi, Pete Rodriguez, Richard L. Leza, Stephen W. Michael, Thomas R. Melendrez.

(i	)	10.18	*	Grant of Restricted Stock Purchase Right between Exar Corporation and Roubik Gregorian dated March 24, 2005.
(j	)	10.19		Compensation Deferral and Option Cancellation Agreement between the Company and John S. McFarlane dated June 13, 2005.
(j	)	10.20		Compensation Deferral and Option Cancellation Agreement between the Company and Raimon L. Conlisk dated June 13, 2005.
(q	)	10.21	*+	Fiscal 2006 Executive Incentive Compensation Program.
(a	)	10.22	*+	Fiscal 2006 Key Employee Incentive Compensation Program.
(o	)	10.23	*	2006 Equity Incentive Plan.
(p	)	10.24	*	2006 Equity Incentive Plan related forms of stock option grant and exercise.
(a	)	10.25	*	Separation Agreement between Exar Corporation and Roubik Gregorian dated February 22, 2007.

Exhibit Footnote		Exhibit Number	Description
(m	)	10.26	Separation Agreement between Exar Corporation and Ronald W. Guire dated June 29, 2006.
(a	)	10.27	Consulting Agreement between Exar Corporation and Richard L. Leza dated February 22, 2007.
(a	)	10.28	Amendment to Consulting Agreement between Exar Corporation and Richard L. Leza dated May 22, 2007.
(a	)	10.29	Employment Agreement between Exar Corporation and J. Scott Kamsler dated January 18, 2007.
(a	)	21.1	Subsidiaries of the Company.
(a	)	23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
(a	)	24.1	Power of Attorney. Reference is made to the signature page 88.
(a	)	31.1	Principal Executive Officer Certification.
(a	)	31.2	Principal Financial Officer Certification.
(a	)	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(a	)	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.

(b)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

(c)	Filed as an exhibit to Exar’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 and incorporated herein by reference.

(d)	Filed as an exhibit to Exar’s Quarterly Report on Form 10-Q for the three months ended December 31, 2001, and incorporated herein by reference.

(e)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(f)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(g)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on July 25, 2006, and incorporated herein by reference.

(h)	Filed as an exhibit to Exar’s Quarterly Report on Form 10-Q for the three months ended December 31, 2002, and incorporated herein by reference.

(i)	Filed as an exhibit to Exar’s Current Report on Form 8-K, filed on March 30, 2005 and incorporated herein by reference.

(j)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.

(k)	Filed as an exhibit to Exar’s Amendment to a Previously Filed Form 10-K on Form 10-K/A, filed on May 2, 2006, and incorporated herein by reference.

(l)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and incorporated herein by reference.

(m)	Filed as an exhibit to Exar’s Current Report on Form 8-K, filed on July 16, 2006 and incorporated herein by reference.

(n)	Filed as an exhibit to Exar’s Quarterly Report on Form 10-Q for the three months ended December 31, 2006, and incorporated herein by reference.

(o)	Filed as an exhibit to Exar’s definitive proxy statement filed on August 9, 2006 and incorporated herein by reference.

(p)	Filed as an exhibit to Exar’s Current Report on Form 8-K, filed on September 13, 2006 and incorporated herein by reference.

(q)	Filed as an exhibit to Exar’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005 and incorporated herein by reference.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant for Item 601(B)(10) of Regulation S-K.

+	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

++	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission. Schedules, exhibits and similar attachments have also been excluded, copies of which will be furnished supplementally to the Securities and Exchange Commission upon request.