Form 10-K/A
period 2007-03-31
EXAR CORP
filed 2007-07-19
CIK 753568

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, originally filed on June 12, 2007 (the “Original Filing”). The Registrant is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding our Directors is set forth below.

Name	Age	Position
Guy W. Adams(1)	56	Director
Richard L. Leza, Sr.	60	Chairman, Chief Executive Officer and President (Interim)
John S. McFarlane(1),(2),(3)	58	Director
Juan “Oscar” Rodriguez(2),(3)	47	Director
Pete Rodriguez(1),(2),(3)	45	Director

(1)	Member of the Audit Committee.
(2)	Member of the Corporate Governance and Nominating Committee.
(3)	Member of the Compensation Committee.

GUY W. ADAMS

Guy W. Adams, age 56, joined the Company as a Director in October 2005. Mr. Adams is the managing director of GWA Capital Partners LLC, which is the managing member of GWA Investments, LLC and the general partner of GWA Master Fund, L.P., where he has served since 2002. GWA Investments, LLC is an investment fund investing in publicly traded securities managed by GWA Capital Partners LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions. Mr. Adams is currently a member of the board of trustees of Mercer International Inc., where he has served since August 2003. From July 2001 until May 2002, Mr. Adams served as a Director of Lone Star Steakhouse & Saloon, Inc. Mr. Adams earned an MBA from Harvard Business School and a B.S. in Petroleum Engineering from Louisiana State University.

RICHARD L. LEZA, SR.

Richard L. Leza, Sr., age 60, joined the Company as a Director in October 2005 and was elected Chairman in September 2006. He was also appointed as the acting Chief Executive Officer and President (Interim) of the Company in February of 2007. Mr. Leza is the founder, Chairman and Chief Executive Officer of AI Research Corporation, an early stage venture capital firm specializing in the areas of business-to-business software, information technology, medical devices and medical analytical software applications. Mr. Leza has served in such position, which is his principal occupation and employment, since 1988. He is also the co-founder, past Chairman and past President of Hispanic-Net, a non-profit organization. From 1998 to 2001, Mr. Leza was the co-founder, Chairman and Chief Executive Officer of CastaLink, Inc., a provider of a web-based supply chain collaboration solution which provided business process automation and real-time access to mission critical information among enterprises, their customers and suppliers. From 1997 to 1999, Mr. Leza served as co-founder, Chairman and Chief Executive Officer of NucleoTech Corporation, an application software company focused on developing, integrating and marketing a family of digital image-driven analytical DNA software solutions. From 1982 to 1988, he was co-founder, Chairman and Chief Executive Officer of RMC Group, Inc., which provided management and research services for public and private technology companies. Mr. Leza is a Board member of the Stanford Graduate School of Business Advisory Council and a three time member of Hispanic Business Magazines’ top 100 influential Hispanics in the United States. He is also a 2004 Telemundo Hispanic Business Salute Honoree and the recipient of the 2003 Rainbow/PUSH Coalition TrailBlazer Award. He is the author of various publications, writing on topics such as exporting, venture capital and developing business plans. Mr. Leza earned an MBA from Stanford University Graduate School of Business and a B.S. in Civil Engineering from New Mexico State University.

JOHN S. McFARLANE

John S. McFarlane, age 58, joined the Company as a Director in January 2004. He is currently self-employed as a private investor and has served as a Director of Pitney Bowes, a supplier of global mailing solutions and document management systems, since October 2000. From February 2004 to February 2005, Mr. McFarlane was the Chairman and Chief Executive Officer of Ascendent Systems, a private communications software company. From 2003 to 2005, Mr. McFarlane served as a member of the Board for Creo Inc., supplier of digital pre-press equipment and workflow software for the graphic design and printing industry, that was acquired by Kodak in June of 2005. From March 2001 to April 2002, Mr. McFarlane was President and Chief Executive Officer of Nexsi Systems, a provider of high-performance Internet security and traffic management systems. From May 1997 to March 2001, Mr. McFarlane held senior executive positions, including President of the Service Provider business and President of the Software Division, at Sun Microsystems, Inc., a network computing company. Prior to Sun Microsystems, he spent over 17 years at Northern Telecom and Bell Northern Research. Mr. McFarlane holds a B.Sc. and an MBA from the University of Toronto.

JUAN “OSCAR” RODRIGUEZ

Oscar Rodriguez, age 47, joined the Company as a Director in September 2005. Beginning in 2007, Mr. Rodriguez became a Director as well as the Chief Executive Officer and President of IPUNITY Glenayre, a private technology firm. Beginning in April 2006, Mr. Rodriguez served as Vice President for the carrier ethernet solutions business at Lucent Technologies, which designs and delivers the systems, services and software that drive communications networks. After Lucent Technologies was acquired by Alcatel, Mr. Rodriguez served as their Chief Marketing Officer in the Enterprise Business Group until April 2007. From August 2003 until the acquisition of Riverstone Networks, Inc., a provider of carrier ethernet infrastructure solutions for business and residential communications services, in April 2006 by Lucent Technologies, Mr. Rodriguez served as Chief Executive Officer, President and a Director of Riverstone Networks. Mr. Rodriguez also held various positions at Nortel Networks Corporation, a telecommunications systems company, including as Divisional President, Enterprise solutions business, from October 2002 to August 2003; Divisional President, Intelligent Internet business from August 2001 to October 2002; and Vice President, Portfolio & Operations from October 2000 to July 2001. Prior to that, Mr. Rodriguez served as President and Chief Operating Officer of Arris Interactive, a provider of cable MSO (Multiple Service Operator) voice and data products. He has also served in several management positions in privately-held and venture-backed companies in the communications and networking industry. Mr. Rodriguez holds a B.S. in Computer Engineering from the University of Central Florida, an MBA from the Kenan-Flagler Business School at the University of North Carolina, Chapel Hill, and a certificate in Strategic Marketing from Harvard Business School.

PETE RODRIGUEZ

Pete Rodriguez, age 45, joined the Company as a Director in October 2005. Mr. Rodriguez has nearly 20 years of engineering, sales and senior management experience in the semiconductor and electronics industry. Since June 2007, Mr. Rodriguez has served as the Chief Marketing Officer of Virage Logic, a publicly traded company providing advanced embedded memory intellectual property for the design of complex integrated circuits, primarily in the semiconductor industry. From May 2000 until August 2006, he served as President and CEO of Xpedion Design Systems, Inc., a private, VC-backed company focused on electronic design automation solutions for use in designing wireless communication circuits and systems. He also served as a Director for Xpedion from May 2000 until August 2006. Prior to joining Xpedion, Mr. Rodriguez held senior management positions in sales and marketing at Escalade Corporation, which provided software for chip design, until its acquisition by Mentor Graphics. He also held senior sales management positions at LSI Logic, a semiconductor company, as well as product management and process engineering positions at Aerojet Electronics, an aerospace systems company; Teledyne Microwave, a microwave systems and sub-systems company; and Siliconix, a semiconductor company. Mr. Rodriguez holds an MBA from Pepperdine University, an MSEE from California Polytechnic University and a B.S. in chemical engineering from California Institute of Technology.

Term of Office

Director O. Rodriguez is a Class I Director whose term of office expires at the 2007 Annual Meeting of Stockholders. Directors Adams, Leza and P. Rodriguez are Class II Directors whose term of office expires at the 2008 Annual Meeting of Stockholders. Director McFarlane is a Class III Director whose term of office expires at the 2008 Annual Meeting of Stockholders. We have amended our Certificate of Incorporation such that our Board of Directors ceases to be classified as of the Company’s 2008 Annual Meeting of Stockholders. As a result, beginning with the 2008 Annual Meeting of Stockholders, all members of the Board of Directors will be elected annually.

Recent Developments

On May 7, 2007, we signed a definitive agreement with Sipex Corporation (“Sipex”) to acquire all of the outstanding stock of Sipex in exchange for 0.6679 of a share of Exar common stock for each outstanding share of Sipex common stock and the assumption of Sipex options, warrants and convertible notes based on the same exchange ratio. Upon completion of the merger, our authorized number of Directors will be increased in size from six to eight Directors and Ralph Schmitt, the current Chief Executive Officer of Sipex, and Brian Hilton and Pierre Guilbault, each current members of Sipex’s Board of Directors, will be appointed to Exar’s Board of Directors. Mr. Schmitt will also become President and Chief Executive Officer of Exar following the merger. Richard L. Leza, Sr., current Chairman of Exar’s Board of Directors and President and Chief Executive Officer (Interim), will continue to be the Chairman of Exar’s Board of Directors.

There is no family relationship between any of our Directors or Executive Officers.

Information concerning our Executive Officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the SEC on June 12, 2007.

Audit Committee

The Audit Committee currently consists of three (3) Directors, Messrs. Adams (Chair), P. Rodriguez and McFarlane. The Audit Committee, serving under a written charter adopted by the Board of Directors, which is posted on the our website at www.exar.com, reviews financial reports, information and other disclosures submitted by us to any regulatory agency or disclosed to the public, reviews our system of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. The Audit Committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to review the reliability and integrity of our financial reporting process and internal control system; (ii) select the independent registered public accounting firm and review and appraise the independent registered public accounting firm’s qualifications, independence and performance; and (iii) provide the Board with such information and materials as it may deem necessary to make the Board aware of significant financial matters that require the attention of the Board. The Board of Directors has determined and Mr. Adams has confirmed that Mr. Adams is an “audit committee financial expert” as defined by Item 401 of SEC Regulation S-K and that each member of the Audit Committee is an “independent director” as currently defined under the listing standards of The NASDAQ Global Market and is “independent” as that term is defined in SEC Rule 10A-3.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive Officers, Directors and greater than ten percent (10%) Stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2007, all of our Executive Officers, Directors and greater than ten percent (10%) Stockholders complied with applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers that applies to certain executive officers and a Code of Business Conduct and Ethics that applies to all employees. The current Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers and the current Code of Business Conduct and Ethics are posted on our web site at: www.exar.com. Any future amendments to or waivers of our Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers and Code of Business Conduct and Ethics will also be posted to our web site. In addition, we will provide, without charge, a copy of our Code of Business Conduct and Ethics to anyone requesting a copy. Those who wish to receive such a copy should submit a written request to:

Exar Corporation

48720 Kato Road

Fremont, California 94538

Attn: Investor Relations, M/S 210

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officer or our principal financial officer during fiscal 2007, and our three other most highly compensated executive officers. These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers”. As noted below, Mr. Gregorian resigned as our President and Chief Executive Officer (“CEO”) and a member of our Board of Directors in February 2007 and was replaced by Mr. Leza, our Chairman of the Board, on an interim basis. Mr. Guire resigned as our Executive Vice President, Chief Financial Officer and Assistant Secretary and a member of our Board of Directors in June 2006. Mr. Kamsler was hired in February 2007 to serve as our Chief Financial Officer and Senior Vice President. In addition, Mr. Ghaderi, our Vice President of Engineering and Product Development, resigned on July 12, 2007.

Our executive compensation programs are determined and approved by our Compensation Committee. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our President and CEO in setting compensation levels for our other executive officers.

Executive Compensation Program Objectives and Overview

The Compensation Committee conducts an annual review of our executive compensation programs to ensure that:

•

the program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

•	the program adequately rewards performance which is tied to creating stockholder value.

The Compensation Committee also reviews compensation levels to ensure they are reasonable after consideration of the executive compensation programs of similar companies.

Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) long-term stock awards, including stock options and awards of restricted stock units that are subject to time-based vesting requirements. We also provided certain perquisites and personal benefits during fiscal 2007 to Mr. Gregorian pursuant to his employment agreement and, in certain cases, we provide severance benefits to our Named Executive Officers if their employment terminates under certain circumstances.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. These are the elements of our executive compensation program where the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined by reference to base salary may increase from year to year depending on performance, among other things). We believe that in order to attract and retain top executives, we need to provide them with predictable compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our Named Executive Officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. Our long-term equity incentives are primarily intended to align Named Executive Officers’ long-term interests with stockholders’ long-term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual bonuses and long-term equity awards are the elements of our executive compensation program that are designed to reward performance and thus the creation of stockholder value.

The Compensation Committee believes that performance-based compensation such as annual bonuses and long-term equity incentives play a significant role in aligning management’s interests with those of our stockholders. For this reason, these forms of compensation constitute a substantial portion of each of our Named Executive Officers’ compensation. For fiscal 2007, the Compensation Committee approved executive compensation arrangements for our Named Executive Officers (other than Mr. Gregorian, our former CEO), that were intended to result in up to 50% of each executive’s total direct compensation being incentive compensation tied directly to stockholder value creation, with base salary constituting the balance of their fiscal 2007 total direct compensation. (As used in this discussion, the term “total direct compensation” means the aggregate amount of the executive’s base salary, annual incentive bonus, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s financial reporting.) The terms of Mr. Gregorian’s compensation for fiscal 2007 were set forth in his employment agreement with the Company. Our compensation packages are designed to promote teamwork, initiative and resourcefulness by key employees whose performance and responsibilities directly affect our results of operations.

From time to time as the Compensation Committee deems appropriate, it retains independent compensation consultants to help identify appropriate peer group companies and to obtain and evaluate current executive compensation data for these companies. For fiscal 2007, the Compensation Committee retained the consulting firm of Mercer Human Resource Consulting for this purpose. Based on the consultants’ recommendations, the Compensation Committee selected Power Integrations Inc., White Electronics Designs, Mindspeed Technologies, Kopin Corp, Pericom Semiconductor, Advanced Power Technology, Catalyst Semiconductor, Inc., Microtune Inc., Supertex Inc., PLX Technology Inc., HI/FN Inc. and Transwitch Corp as our peer group companies for fiscal 2007.

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each Named Executive Officer that we believe achieves our compensation objectives and has a targeted value at approximately the 75th percentile of our peer group companies identified above. In general, the Compensation Committee targets the 50th percentile for the comparable companies identified in the annual review described above for total direct compensation paid to our CEO and targets total direct compensation for executive officers other than our CEO at the 50th percentile for our peer companies. The Compensation Committee believes that these levels are appropriate as the Company is smaller than most of the peer companies, ranking at approximately the 50th percentile in terms of market capitalization and market value among these companies. Because the Compensation Committee generally determines the target value of our current executive compensation program based on an assessment of the compensation paid by our peer group companies, we do not generally factor in amounts realized from prior compensation paid to the Named Executive Officers.

Current Executive Compensation Program Elements

Base Salaries

Salaries for our Named Executive Officers are reviewed by the Compensation Committee on an annual basis. In general, the Compensation Committee targets base salary levels between the 50th and 75th percentiles among our peer group companies identified in the annual review described above. As noted above, the Compensation Committee believes that a significant portion of executive officers’ compensation should be in the form of incentive compensation that helps to align the interests of our executives with those of our stockholders. Accordingly, our executive officers’ salary levels are set at or below the median level of our peer companies so that a greater percentage of our executives’ compensation may be delivered in the form of incentive compensation.

As described below, the Company has entered into a consulting agreement with Mr. Leza, the Company’s Chairman of the Board and extended an offer letter to Mr. Kamsler to become the new CFO. In the case of Mr. Leza, the Company has agreed to pay Mr. Leza $35,000 per month while he serves as interim President and CEO. The Company has not entered into employment agreements with any of its other Named Executive

Officers that provide for minimum levels of base salary. In setting specific salary levels for each Named Executive Officer and the Company’s other executive officers, the Compensation Committee assesses the executive’s past performance and expected future contributions to the Company, the executive’s salary and responsibilities relative to the other executive officers, and the salaries of similarly situated executives with our peer companies. The Compensation Committee believes that the base salary levels of the Named Executive Officers and the other executive officers generally are reasonable in view of competitive practices, the Company’s performance and the contribution of those officers to that performance.

Annual Incentive Bonuses

Historically, annual incentive bonuses have been awarded to executive officers based upon multiple performance criteria, including evaluations of personal job performance and performance measured against objective business criteria. Other than Mr. Kamsler’s offer letter, the Company does not have employment agreements with its Named Executive Officers that provide contractual rights to receive a fixed actual or target bonus for any given year. Instead the Compensation Committee generally has discretion to establish the target bonus for each executive for each fiscal year, with the amount of the executive’s actual bonus being determined based on the performance factors specified for that year.

For fiscal 2007, we did not adopt a formal bonus program. Rather, the Compensation Committee had discretion to determine bonuses for our Named Executive Officers for fiscal 2007 based on its assessment of the Company’s performance generally and the performance of the individual executive. Mr. Melendrez was awarded a bonus of $25,000 in fiscal 2007 related to his exceptional contributions to the Company in connection with certain litigation. In addition, Mr. Melendrez and Mr. Guire were each awarded a bonus of $1,480 in fiscal 2007 in recognition of their having performed 20 years of service with us. The Compensation Committee determined that no other bonuses would be paid to the Named Executive Officers for fiscal 2007.

See “Subsequent Compensation Actions” below for a description of the incentive bonus plan we adopted for fiscal 2008.

Long-Term Incentive Equity Awards

Our policy is that the long-term compensation of its Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, we have historically made annual grants of stock options and more recently restricted stock unit awards to provide further incentives to our executives to increase stockholder value. The Compensation Committee bases its award grants to executives each year on a number of factors, including:

•	the executive’s position with us and total compensation package;

•	the executive’s performance of his or her individual responsibilities;

•	the equity participation levels of comparable executives at comparable companies; and

•	the executive’s contribution to the success of our financial performance.

In addition, the size, frequency and type of long-term incentive grants may be determined on the basis of tax consequences of the grants to the individual and us, the accounting impact of the grants to us and the potential dilution effects of the grants to our stockholders.

Annual award grants are generally made at the meeting of the Compensation Committee held each fiscal year in conjunction with our annual meeting of stockholders. This meeting is scheduled well in advance and typically held in September. Other than grants made in connection with the hiring or promotion of employees or other special circumstances, the Compensation Committee generally does not grant equity awards at any other time during the year. As mentioned above, the Compensation Committee has delegated to the CEO the authority to make any applicable option grants to new employees (other than executive officers) hired during the prior month on the first trading day of each month following the month of hire. The Compensation Committee has implemented this process to ensure that option grants are done on a regular and consistent basis without regard to stock price performance or our release of material information.

Stock Options.    We make a portion of our long-term incentive grants to Named Executive Officers in the form of stock options with an exercise price that is equal to the closing price of our common stock on the grant date. Thus, the Named Executive Officers will only realize value on their stock options if our stockholders realize value on their shares. The stock options also function as a retention incentive for our executives as they typically vest ratably on each annual anniversary over the four-year period after the date of grant.

Restricted Stock Units.    We also grant long-term incentive awards to Named Executive Officers in the form of restricted stock units. In general, the restricted stock units vest over the three-year period following the date of grant and, upon vesting, are paid in shares of our common stock. Thus, the units are designed both to link executives’ interests with those of our stockholders as the units’ value is based on the value of our common stock and to provide a long-term retention incentive for the vesting period.

Fiscal 2007 Equity Grants.    We granted Mr. Leza 6,750 restricted stock units during fiscal 2007 pursuant to the non-employee director compensation program at our 2006 Annual Meeting of Stockholders in September 2006. During fiscal 2007, the Compensation Committee approved grants of restricted stock units to Messrs. Melendrez, Michael and Ghaderi at levels consistent with management’s recommendation, market data for their positions and consistent with their responsibilities and performance. Mr. Kamsler’s equity awards in fiscal 2007 were made to him in connection with his commencing employment with us. For more information regarding these grants, please see “Grants of Plan-Based Awards” below.

Severance and Other Benefits Upon Termination of Employment

Each of Messrs. Michael, Ghaderi and Melendrez participate in our Change in Control Severance Plan. Under his offer letter with the Company, Mr. Kamsler would also be entitled to severance benefits if his employment terminated under the circumstances described below. We provide severance benefits under this plan because we believe that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our Named Executive Officers and other executive officers as many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction may be uncertain, we provide these officers with severance benefits if their employment is actually or constructively terminated by us without cause in connection with a change in control. The severance benefits for the Named Executive Officers are generally determined as if they continued to remain employed for one to two years following their actual termination date, depending on the length of their service with the Company.

We believe that our executive officers should receive these change in control severance benefits if their employment is constructively terminated in connection with a change in control. Otherwise, potential acquirers could constructively terminate a Named Executive Officer’s employment (i.e. by a material reduction in the executive’s compensation or duties) and avoid paying any severance benefits at all without this protection. Because we believe that constructive terminations in connection with a change in control are conceptually the same as actual terminations, the Change in Control Severance Plan provides that the executive may terminate employment in connection with a change in control under circumstances that we believe would constitute a constructive termination of the Named Executive Officer’s employment.

We do not believe that Named Executive Officers should be entitled to receive cash severance benefits merely because a change in control transaction occurs. The payment of cash severance benefits is only triggered by an actual or constructive termination of employment. However, as described below under “Grants of Plan-

Based Awards,” outstanding options and other equity-based awards granted under our 2006 Equity Incentive Plan (the “2006 Plan”), including those awards held by our Named Executive Officers, may accelerate on a change in control of the Company unless otherwise provided by the Board.

Under the Change in Control Severance Plan, participating Named Executive Officers are reimbursed for the full amount of any excise taxes imposed on their severance payments and any other payments under Section 4999 of the Internal Revenue Code. We provide these Named Executive Officers with a “gross-up” for any parachute payment excise taxes that may be imposed because we determined the appropriate level of change in control severance protections for each Named Executive Officer without factoring in the adverse effects that may result from imposition of these excise taxes. The excise tax gross-up is intended to make the Named Executive Officer whole for any adverse tax consequences they may become subject to under Section 4999 of the Internal Revenue Code, and to preserve the level of change in control severance protections that we have determined to be appropriate.

Subsequent Compensation Actions

On April 25, 2007, the Compensation Committee approved our Fiscal Year 2008 Senior Executive Incentive Compensation Program. The program provides that participating executives will be entitled to an incentive compensation payment based on achievement of a combination of company and individual goals. Payments will be calculated using a formula that includes (a) the participant’s fiscal year base salary, (b) the participant’s target incentive bonus, (c) the participant’s maximum target bonus, (d) a “Company Modifier”, and (e) and an “Individual Modifier”. The Company Modifier is based on a combination of the Company’s revenue and operating profit. The Individual Modifier is based on the executive’s individual performance goals. The Modifiers may be greater than 100% with higher than target levels of achievement. Under the program, an executive’s bonus will be determined 70% by reference to the Company’s performance and 30% by reference to the executive’s performance. The Compensation Committee believes that the program aligns the interests of the executives with those of our stockholders and provides that a meaningful portion of the executives total potential cash compensation is tied to performance.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and certain other executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options granted to our Named Executive Officers as described above) satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee believes that no part of our tax deduction for compensation paid to the Named Executive Officers for fiscal 2007 will be disallowed under Section 162(m). The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with our goals and the goals of our stockholders.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee Directors named at the end of this report, each of whom is independent as defined by the listing standards of The NASDAQ Global Market.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this report to be filed with the SEC.

Compensation Committee of the Board of Directors

Pete Rodriguez (Chairman)

Oscar Rodriguez

John S. McFarlane

(1)	SEC filings sometimes “incorporate information by reference.” This means we are referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless we specifically state otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during all of fiscal 2007, except for Mr. McFarlane who served on the Compensation Committee until September 2006 and was re-appointed to the Compensation Committee on June 1, 2007. Mr. Adams served on the Compensation Committee during all of fiscal 2007, and continued to serve on the Compensation Committee until June 1, 2007. No member of the Compensation Committee is or has been a former or current executive officer of the Company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a Director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a Director or member of the Compensation Committee during the fiscal year ended March 31, 2007.

SUMMARY COMPENSATION TABLE—FISCAL 2007

The following table presents information regarding compensation of each of our Named Executive Officers for services rendered during fiscal 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Richard L. Leza, Sr.(3) Chairman of the Board, Chief Executive Officer and President (Interim)	2007	44,100	—		51,559	124,605	—	—	39,750	260,014

Roubik Gregorian(4) Former Chief Executive Officer and President	2007	480,766	—		138,276	777,596	—	—	29,323	1,425,961

J. Scott Kamsler(5) Senior Vice President and Chief Financial Officer	2007	21,923	—		47,531	10,087	—	—	512	80,053

Ronald W. Guire(6) Former Executive Vice President, Chief Financial Officer and Assistant Secretary	2007	113,551	1,480	(8)	—	102,880	—	—	629,892	847,803

Mir B. Ghaderi(7) Vice President of Engineering and Product Development	2007	244,400	—		13,063	154,999	—	—	4,848	417,310

Thomas R. Melendrez General Counsel, Secretary and Executive Vice President Business Development	2007	250,000	26,480	(8)	15,350	60,056	—	—	4,128	356,014

Stephen Michael Vice President, Operations and Reliability & Quality Assurance	2007	214,843	—		9,467	16,864	—	—	5,675	246,849

(1)	The amounts reported in Columns (e) and (f) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). Mr. Gregorian forfeited 10,000 shares of restricted stock and 95,833 stock options in connection with the termination of his employment with us. Detailed information about the amount recognized for specific awards is reported in the table under “Outstanding Equity Awards at Fiscal 2007 Year-End” below. For a discussion of the assumptions and methodologies used to value the awards reported in Column (e) and Column (f), please see the discussion of stock awards and option awards contained in Note 2, “Accounting Policies” to our Consolidated Financial Statements, included as part of our Annual Report for fiscal 2007 filed on Form 10-K with the SEC and incorporated herein by reference. For information about the stock awards and option awards granted to our Named Executive Officers for fiscal 2007, please see the discussion under “Grants of Plan-Based Awards” below.
(2)	The amounts reported in this column include our contributions to individual Named Executive Officers’ accounts under our 401(k) plan and term life insurance policy. We are not the beneficiary of the life insurance policies, and the premiums that we pay in excess of amounts excluded under Section 79 of the Internal Revenue Code are taxable as income to the applicable officer. This insurance is not split-dollar life insurance. The fiscal 2007 401(k) matching contributions and term life insurance premiums reported in the table above were as follows:

Name	401(k) Matching Contribution ($)	Life Insurance Premium (4)
Richard L. Leza, Sr.	—	—
Roubik Gregorian	2,877	1,429
J. Scott Kamsler	329	183
Ronald W. Guire	1,993	417
Mir B. Ghaderi	3,300	1,548
Thomas R. Melendrez	3,300	828
Stephen Michael	3,300	2,375

In addition, for Mr. Gregorian, the amount in this column also includes a $20,000 auto allowance, $2,850 for professional services, a $1,167 patent award, and $1,000 for consulting services.
(3)	On February 22, 2007, Mr. Leza, our Chairman of the Board, was appointed as acting Chief Executive Officer and President (Interim) of the Company. The amount reported in column (i) above for Mr. Leza represents his annual retainer for service on our Board of Directors during fiscal 2007.
(4)	On February 22, 2007, Mr. Gregorian resigned as our Chief Executive Officer and President and as a member of our Board. In connection with the termination of his service with us, Mr. Gregorian entered into a separation agreement as described under “Potential Payments Upon Termination or Change in Control” below.
(5)	Mr. Kamsler was appointed our Senior Vice President and Chief Financial Officer effective February 19, 2007.
(6)	Mr. Guire retired as our Executive Vice President, Chief Financial Officer and Assistant Secretary and resigned as a member of our Board effective June 30, 2006. The amount reported in column (i) of the table above for Mr. Guire includes severance benefits in connection with the termination of his service with the Company as described under “Potential Payments Upon Termination or Change in Control” below.
(7)	On July 12, 2007, Mr. Ghaderi resigned as our Vice President of Engineering and Product Development.
(8)	These amounts reflect a $25,000 bonus for Mr. Melendrez for his performance in connection with certain litigations and a $1,480 bonus for long-term service for Mr. Melendrez and Mr. Guire.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2007. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus, and long-term equity incentives consisting of stock options and restricted stock units. Named Executive Officers also earned the other benefits listed in Column (i) of the Summary Compensation Table, as further described in the footnotes to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the accompanying description of the material terms of the stock options and restricted stock unit awards granted in fiscal 2007, provides information regarding the long-term equity incentives awarded to Named Executive Officers in fiscal 2007. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

Description of Employment Agreements—Cash Compensation

On January 18, 2007, we entered into an offer letter with Mr. Kamsler, our Senior Vice President and Chief Financial Officer. The agreement provides that Mr. Kamsler will receive an annualized base salary of $285,000. The agreement also provides for Mr. Kamsler to participate in our annual incentive plan for fiscal 2008 with a target award of 50% of his base salary and a maximum award of 100% of his base salary. Provisions of this agreement relating to equity incentive awards and post-termination of employment benefits are discussed below under the applicable sections of this report.

On February 22, 2007, we entered into a consulting agreement with Mr. Leza for the period in which he is serving as our interim CEO. The agreement provides for Mr. Leza to receive $35,000 per month for his services as interim CEO. On May 22, 2007, the term of the agreement was extended until August 31, 2007.

GRANTS OF PLAN-BASED AWARDS—FISCAL 2007

The following table presents information regarding the equity incentive awards granted to or modified the Named Executive Officers in fiscal 2007 in fiscal 2007. Each of these awards was granted under our 2006 Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)	Threshold(#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Richard L. Leza, Sr.	9/7/06	—	—	—	—	—	—	6,750	—	—	91,800
Roubik Gregorian(2)	2/22/07 2/22/07 2/22/07 2/22/07 2/22/07 2/22/07 2/22/07 2/22/07 2/22/07	—	—	—	—	—	—	— — — — — — — — 10,000	24,000 100,000 80,000 12,000 50,000 60,000 100,000 200,000 —	22.92 24.38 13.52 12.32 13.34 15.83 15.34 13.52 —	598 770 68,256 7,849 39,525 36,642 67,200 88,875 3,200

J. Scott Kamsler	3/1/07 3/1/07 3/1/07	—	—	—	—	—	—	— 29,167 6,000	87,500 — —	13.39 — —	490,875 390,546 80,340

Ronald W. Guire(3)	6/30/06 6/30/06 6/30/06 6/30/06 6/30/06 6/30/06	—	—	—	—	—	—	—	28,020 56,000 40,000 10,000 56,000 90,000	12.30 15.35 15.83 12.32 13.52 12.45	9,139 10,808 6,320 2,813 16,531 25,767

Mir B. Ghaderi	10/17/06 3/22/07	— —	— —	— —	— —	— —	— —	6,000 12,000	— —	— —	78,000 160,800

Thomas R. Melendrez	10/17/06 3/22/07	—	—	—	—	—	—	7,000 15,000	— —	— —	91,000 201,000

Stephen Michael	10/17/06 3/22/07	—	—	—	—	—	—	4,500 6,000	—	—	58,500 80,400

(1)	The amounts reported in Column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in Column (l), please see footnote (1) to the Summary Compensation Table.
(2)	As required under SEC rules, this table reflects the accounting charges incurred for the accelerated vesting of Mr. Gregorian’s outstanding equity awards and the extension of the exercise period for his outstanding stock options in connection with the termination of his employment with the Company. For additional information, see the description of Mr. Gregorian’s separation agreement under “Potential Payments Upon Termination or Change in Control” below.
(3)	As required under SEC rules, this table reflects the accounting charges incurred for the accelerated vesting and extension of the exercise periods of Mr. Guire’s outstanding stock options in connection with the termination of his employment with the Company. For additional information, see the description of Mr. Guire’s separation agreement under “Potential Payments Upon Termination or Change in Control” below.

Description of Plan-Based Awards

Each of the equity-based awards granted during fiscal 2007 and reported in the Grants of Plan-Based Awards Table was granted under, and is subject to, the terms of the 2006 Plan. The 2006 Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

Under the terms of the 2006 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally become fully vested and, in the case of options, exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. Any options that become vested in connection with a change in control generally must be exercised prior to the change in control, or they will be canceled in exchange for the right to receive a cash payment in connection with the change in control transaction.

Options

Except for those modified options in (2) and (3) of the table above, each option granted during fiscal 2007 and reported in Column (j) of the table above was granted with a per-share exercise price equal to the fair market value of a share of our common stock on the grant date. For these purposes, and in accordance with the terms of the 2006 Plan and our option grant practices, the fair market value is equal to the closing price of a share of our common stock on the applicable grant date.

Each option granted to our Named Executive Officers in fiscal 2007 is subject to a four-year vesting schedule, with 25% of the option vesting on each of the first four annual anniversaries of the grant date. Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to our Named Executive Officers in fiscal 2007 has a term of seven years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have three months to exercise the vested portion of the option following a termination of employment. This period is extended to twelve months if the termination is a result of the Named Executive Officer’s death or disability. If the Named Executive Officer is terminated by us for cause, the option, whether or not vested, will immediately terminate.

The options granted to Named Executive Officers during fiscal 2007 do not include any dividend rights.

Restricted Stock Units

Column (i) of the table above reports awards of restricted stock units granted to our Named Executive Officers for fiscal 2007. Each restricted stock unit represents a contractual right to receive one share of our common stock. Awards of restricted stock units granted to our Named Executive Officers for fiscal 2007 are subject to a three-year vesting schedule subject to such Named Executive Officer’s continued employment with us through the vesting date. The restricted stock unit award granted to Mr. Leza during fiscal 2007 was in connection with his service as a member of the Board. The terms of this award are described below under “Director Compensation.” Mr Kamsler received 6,000 restricted stock units on March 1, 2007 that vested on May 1, 2007.

The Named Executive Officer does not have the right to vote or dispose of the restricted stock units, but does have the right to receive cash payments as dividend equivalents based on the amount of dividends (if any) paid by the Company during the term of the award on a number of shares equal to the number of outstanding and unpaid restricted stock units then subject to the award. Such payments are made at the same time the related dividends are paid to our stockholders generally.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

The following tables present information regarding the outstanding equity awards held by each of our Named Executive Officers as of March 31, 2007, including the vesting dates for the portions of these awards that had not vested as of that date. These tables also include the amounts recognized for each of these awards for financial reporting purposes for fiscal 2007 as reflected in the Summary Compensation Table above. For purposes of clarity, awards that were not outstanding as of March 31, 2007 but that were recognized for financial reporting purposes for fiscal 2007 have also been included in the table below. Additional information on these awards is presented in the table under “Option Exercises and Stock Vested” below.

Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(2) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Allocable Financial Charge Recognized for FY07 ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)

Richard L. Leza, Sr.	12/16/05	54,000	36,000	12.18	12/16/12	124,605

Totals		54,000	36,000			124,605

Roubik Gregorian	4/3/00 4/23/01 12/5/01 5/17/02 9/5/02 12/5/02 4/2/03 9/4/03 10/4/04 3/24/05	100,000 120,000 4,000 100,000 80,000 12,000 37,500 60,000 100,000 100,000	— — — — — — 12,500 — — 100,000	30.56 27.15 22.93 24.38 13.52 12.32 13.34 13.85 15.35 13.52	12/31/07 12/31/07 12/31/07 12/31/07 12/31/07 12/31/07 12/31/07 12/31/07 12/31/07 12/31/07	— — 598 770 68,256 7,849 149,441 36,642 67,200 446,570

Totals		733,500	112,500			777,596

J. Scott Kamsler	3/1/07	87,500	87,500	13.39	3/1/14	10,087

Totals		87,500	87,500			10,087

Mir B. Ghaderi	4/23/01 9/7/01 12/5/01 9/5/02 12/5/02 2/25/03 4/4/03 9/4/03 10/4/04 10/27/05	20,000 20,000 6,916 12,000 3,458 25,000 26,250 35,000 56,000 27,600	— — — — — — 8,750 — — —	27.15 19.93 22.93 13.52 12.32 12.41 13.38 15.83 15.35 12.30	4/23/08 9/7/08 12/5/08 9/5/09 12/5/09 2/25/10 4/4/10 9/4/10 10/4/11 10/27/12	— — — — — 46,797 77,172 — — 31,030

Totals		232,224	8,750			154,999

Thomas R. Melendrez	4/23/01 12/5/01 9/5/02 12/5/02 4/4/03 9/4/03 10/4/04 7/12/05 10/27/05	44,000 12,000 28,000 6,000 11,250 25,000 40,000 22,000 24,000	— — — — 3,750 — — — —	27.15 22.93 13.52 12.32 13.38 15.83 15.35 15.96 12.30	4/23/08 12/5/08 9/5/09 12/5/09 4/4/10 9/4/10 10/4/11 7/12/12 10/27/12	— — — — 33,074 — — — 26,982

Totals		212,250	3,750			60,056

Stephen Michael	4/23/01 12/5/01 9/5/02 12/5/02 9/4/03 10/4/04 10/27/05	44,000 12,000 30,000 6,000 20,000 35,000 15,000	— — — — — — —	27.15 22.93 13.52 12.32 15.83 15.35 12.30	4/23/08 12/5/08 9/5/09 12/5/09 9/4/10 10/4/11 10/27/12	— — — — — — 16,864

Totals		162,000	—			16,864

Stock Awards
Name	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Unit of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Allocable Financial Charge Recognized for FY07 ($)
(a)	(h)	(i)	(j)	(k)	(l)	(m)

Richard L. Leza, Sr.	9/7/06	6,750	89,370	—	—	51,559

Totals		6,750	89,370	—	—	51,559

Roubik Gregorian	3/24/05	10,000	132,400	—	—	138,276

Totals		10,000	132,400	—	—	138,276

J. Scott Kamsler	3/1/07	35,167	470,886	—	—	47,531

Totals		35,167	470,886	—	—	47,531

Mir B. Ghaderi	10/17/06	6,000	79,440	—	—	11,743
	3/22/07	12,000	158,880	—	—	1,320

Totals		18,000	238,320	—	—	13,063

Thomas R. Melendrez	10/17/06	7,000	92,680	—	—	13,700
	3/22/07	15,000	198,600	—	—	1,650

Totals		22,000	291,280	—	—	15,350

Stephen Michael	10/17/06	4,500	59,580	—	—	8,807
	3/22/07	6,000	79,440	—	—	660

Totals		10,500	139,020	—	—	9,467

(1)	The dollar amounts shown in Column (j) are determined by multiplying (x) the number of shares or units reported in Column (i) by (y) $13.24 (the closing price of our common stock on the last trading day of fiscal 2007).
(2)	Mr. Leza’s unvested options vest in two equal installments upon the earlier of the 2007 and 2008 annual meeting of shareholders or the following dates: December 16, 2007 and December 16, 2008. Mr. Gregorian’s service to the Company ceased on May 22, 2007, at which time he had vested in an additional 16,667 shares. Mr. Kamsler’s unvested options vest as follows: March 1, 2008, March 1, 2009, March 1, 2010 and March 1, 2011. Mr. Ghaderi’s unvested options vest on April 4, 2007. Mr. Melendrez’s unvested options vest on April 4, 2007.
(3)	Mr. Leza’s unvested restricted stock units vest on September 7, 2007. Mr. Gregorian’s service to the Company ceased on May 22, 2007 without him vesting in any additional restricted stock units. Mr. Kamsler’s unvested restricted stock units vest as follows: 6,000 vest on May 1, 2007 and the remaining 29,167 vests in equal installments on March 1, 2008, March 1, 2009, March 1, 2010 and March 1, 2011. Mr. Michael’s unvested restricted stock units vest as follows: 4,500 on October 17, 2009 and 6,000 in three equal installments on March 22, 2008, March 22, 2009 and March 22, 2010. Mr. Ghaderi’s unvested restricted stock units vest as follows: 6,000 on October 17, 2009 and 12,000 in three equal installments on March 22, 2008, March 22, 2009 and March 22, 2010. Mr. Melendrez’s unvested restricted stock units vest as follows: 7,000 on October 17, 2009 and 15,000 in three equal installments on March 22, 2008, March 22, 2009 and March 22, 2010.

OPTION EXERCISES AND STOCK VESTED—FISCAL 2007

The following table presents information regarding the exercise of stock options by Named Executive Officers during fiscal 2007, and on the vesting during fiscal 2007 of other stock awards previously granted to the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
(a)	(b)	(c)	(d)	(e)
Richard L. Leza, Sr.	—	—	—	—
Roubik Gregorian	115,480	70,810	10,000	138,000
J. Scott Kamsler	—	—	—	—
Ronald W. Guire	128,020	178,009	—	—
Mir B. Ghaderi	17,994	16,212	—	—
Thomas R. Melendrez	39,000	24,244	—	—
Stephen Michael	41,998	21,881	—	—

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of our common stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of our common stock on the date of exercise and the exercise price of the options. The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of our common stock on the vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment with us and/or a change in control of the Company. In addition to the benefits described below, outstanding equity-based awards held by our Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of the Company under the terms of our 2006 Plan as noted under “Grants of Plan-Based Awards” above.

Change in Control Severance Benefit Plan

Messrs. Michael, Ghaderi and Melendrez participate in the Company’s Change in Control Severance Benefit Plan (the “Severance Plan”). Under the Severance Plan, our executive officers selected to participate in the plan may become entitled to receive cash severance benefits if their employment is terminated by us without cause or by the executive for good reason (as such terms are defined in the Severance Plan), in either case within thirteen months following the date of a change in control (as defined in the Severance Plan) of the Company. The severance benefit amount for each of the Named Executive Officers listed above is payable in a lump sum and equals the greater of (i) the executive’s base salary for one year at the rate in effect at the time of the change in control, or (ii) the executive’s base salary per month at the rate in effect at the time of the change in control, multiplied by the number of the executive’s complete years of service with us (up to a maximum of 24 years of service). In addition, in the event that the executive’s benefits under the Severance Plan are subject to the excise tax imposed under Section 280G of the U.S. Internal Revenue Code (“Section 280G”), we will make an additional payment to the executive so that the net amount of such payment (after taxes) he or she receives is sufficient to pay the excise tax due (a “gross-up payment”). The executive is required to execute a release of claims in favor of us and our affiliates as a condition to receiving any benefits under the Severance Plan. As noted above, the equity-based awards held by our Named Executive Officers are also subject to accelerated vesting in connection with a change in control of the Company in accordance with the terms of the applicable plan under which the award was granted.

Under the terms of his offer letter with us, Mr. Kamsler would be entitled to accelerated vesting of his outstanding options and restricted stock unit awards and the same cash severance benefit as provided under the Severance Plan if a change in control of the Company were to occur and his position were either eliminated or substantially reduced in responsibility. Mr. Kamsler would not be entitled to a Section 280G gross-up payment under the terms of his offer letter.

If Mr. Kamsler and the Named Executive Officers covered under the Severance Plan had terminated employment under the circumstances described in the preceding paragraph on March 31, 2007, they would have been entitled to the following amounts under the plan:

Name	Cash Severance ($)(1)
J. Scott Kamsler(2)	285,000
Mir B. Ghaderi	244,400
Stephen Michael	254,567
Thomas R. Melendrez	416,667

(1)	These amounts represent the greater of (a) 12 months of the executive’s base salary or (b) one month of the executive’s base salary for each complete year of service with us, up to a maximum of 24 months of the base salary.
(2)	As noted above, Mr. Kamsler may be entitled to accelerated vesting of his outstanding options and restricted stock unit awards under his offer letter on certain changes of his position in connection with a change in control of the Company. If such circumstances had occurred on March 31, 2007, Mr. Kamsler would have been entitled to accelerated vesting of restricted stock unit awards with an intrinsic value of $465,611 (based on the closing stock price of $13.24 on March 30, 2007, the last trading day of the Company’s fiscal year). Mr. Kamsler’s outstanding and unvested stock options as of March 31, 2007 did not then have any intrinsic value as the exercise price of the options exceeded the $13.24 closing price.

We estimate that the payment of the foregoing amounts to each of these executives (including any acceleration of the executive’s equity-based awards that may apply in the circumstances) would not trigger excise taxes under Section 280G. (For purposes of this calculation, we have assumed that the Named Executive Officer’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control.)

Separation Arrangements

Roubik Gregorian.    As noted above, Mr. Gregorian’s employment with us terminated on February 22, 2007. Pursuant to his Separation Agreement with us, Mr. Gregorian will receive severance benefits in the form of a lump sum cash payment in August 2007 equal to $910,000, which represents two times his base salary in effect at the time of his termination, and payment by us of the premiums to continue health coverage for Mr. Gregorian and his dependents for up to two years following his termination. As a condition to receiving these benefits, Mr. Gregorian was required to execute a release of claims in favor of us and our affiliates. Mr. Gregorian also agreed to provide consulting services to us at a fee of $1,000 per month for the three-month period following the termination of his employment. Mr. Gregorian is subject to a covenant not to solicit our employees until February 22, 2009. We agreed to extend the exercise period of Mr. Gregorian’s vested stock options until December 31, 2007.

Ronald W. Guire.    As noted above, Mr. Guire’s employment with us terminated effective June 30, 2006. In connection with the termination of his employment, we entered into a separation agreement with Mr. Guire pursuant to which Mr. Guire received severance benefits of (i) payment in cash of $610,000, (ii) payment by us of the premiums to continue health coverage for Mr. Guire and his dependents through June 30, 2008 (or, if earlier, the date he becomes eligible to receive health insurance benefits from another employer), and (iii) accelerated vesting of his then-outstanding and unvested stock options (which covered 9,340 shares of our common stock) and the extension of the exercise period of his then-outstanding options until December 31, 2006. The separation agreement also includes a mutual release of claims by Mr. Guire and tus and Mr. Guire’s covenants not to solicit any employees or customers of the Company through June 30, 2008.

Director Compensation—Fiscal 2007

The following table presents information regarding the compensation paid during fiscal 2007 to members of our Board of Directors who are not also our employees (referred to herein as “Non-Employee Directors”). The compensation paid to Mr. Gregorian and Mr. Leza, each of whom served as our President and CEO during part of fiscal 2007, and to Mr. Guire, who served as our Chief Financial Officer during part of fiscal 2007, is presented above in the Summary Compensation Table and the related explanatory tables.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(1)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Guy W. Adams	47,500	34,373	124,605	—	—	—	206,478
Frank P. Carrubba(4)	30,000	—	117,359	—	—	—	147,359
John S. McFarlane	37,500	68,998	285,330	—	—	—	391,828
Oscar Rodriguez	40,000	34,373	153,517	—	—	—	227,890
Pete Rodriguez	40,000	68,998	124,605	—	—	—	233,603

(1)	The amounts reported in Columns (c) and (d) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). In connection with his resignation from the Board, Mr. Carrubba forfeited 15,000 stock options during fiscal 2007. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Note 2, “Accounting Policies” to our Consolidated Financial Statements, included as part of our 2007 Annual Report to Stockholders filed on Form 10-K and incorporated herein by reference.
(2)	The following table presents the number of outstanding and unexercised option awards and the number of unvested stock awards held by each of our Non-Employee Directors as of March 31, 2007.

Director	Number of Shares Subject to Outstanding Options as of 3/31/07	Number of Unvested Restricted Stock Units as of 3/31/07
Guy W. Adams	54,000	4,500
Frank P. Carrubba	139,676	—
John S. McFarlane	77,825	4,500
Oscar Rodriguez	54,000	4,500
Pete Rodriguez	54,000	4,500

(3)	As described below, we granted each of our Non-Employee Directors (other than Mr. Carrubba) an award of 4,500 restricted stock units at our annual meeting on September 7, 2006. Each of these awards had a value of $61,200 on the grant date. In addition, we granted Mr. McFarlane and Mr. P. Rodriguez an award of 2,500 shares of fully-vested stock on March 21, 2007. Each of these awards had a value of $34,625 on the grant date. See footnote (1) for the assumptions used to value these awards.
(4)	Mr. Carrubba resigned as a member of the Board effective as of September 7, 2006.

Summary of Director Compensation

Compensation for Non-Employee Directors during fiscal 2007 generally consisted of an annual retainer, chairperson fees, and an annual equity award. On May 25, 2006, the Board of Directors approved a new compensation program for Non-Employee Directors (the “Director Compensation Program”). In establishing the Director Compensation Program, the Board of Directors and the Compensation Committee engaged the services of Mercer Human Resource Consulting, an independent compensation consultant, and took its recommendations into consideration. The program was designed to reflect current market trends in non-employee director compensation and to reduce the total compensation of our Non-Employee Directors.

Annual Retainers and Chairperson Fees.    The cash component of the Director Compensation Program went into effect on October 1, 2006. Prior to that date, we paid each Non-Employee Director an annual retainer of $40,000. The Chairman of the Board received an additional $20,000 annual retainer, and the Chairpersons of the Audit Committee and the Compensation Committee each received an additional $10,000 annual retainer.

Effective October 1, 2006, the annual retainer for all Non-Employee Directors was reduced from $40,000 to $30,000. The annual retainer for the Chairperson of the Audit Committee was increased from $10,000 to $15,000. In addition, the Chairperson of the Corporate Governance and Nominating Committee began receiving an annual retainer of $5,000. The annual retainers for the Chairman of the Board and the Chairperson of the Compensation Committee were not changed.

We also reimburse Non-Employee Directors for documented expenses for travel and professional education incurred in connection with their duties as Directors of the Company.

Annual Equity Awards.    The equity component of the Director Compensation Program went into effect when stockholders approved the 2006 Plan at our annual meeting on September 7, 2006. Prior to that time, Non-Employee Directors received an option to purchase 54,000 shares of our common stock upon being initially elected or appointed to the Board of Directors, and continuing Non-Employee Directors received an option to purchase 22,500 shares of our common stock at our Annual Meeting of Stockholders. The Chairman of the Board received an additional option to purchase 22,500 shares of our common stock at the Annual Meeting.

Beginning with the 2006 Annual Meeting, each Non-Employee Director will be granted an option to purchase 24,000 shares of our common stock upon being initially elected or appointed to the Board of Directors. These options will have an exercise price equal to the closing price of our common stock on the grant date and will generally vest in three equal annual installments over the three-year period following the grant date. In addition, each Non-Employee Director will be granted 4,500 restricted stock units upon being initially elected or appointed to the Board of Directors, and each Non-Employee Director continuing in office after an Annual Meeting of Stockholders will be granted 4,500 restricted stock units as of the annual meeting date. These restricted stock unit awards will vest upon the earlier of the first anniversary of the grant date or the next annual meeting of stockholders and will be paid in shares of our common stock on a one-for-one basis upon vesting. Non-Employee Directors do not have the right to vote or dispose of the restricted stock units but do have the right to receive cash payments as dividend equivalents based on the amount of dividends (if any) paid to our stockholders. In addition to the grants described above, each of our Non-Employee Directors is eligible for discretionary award grants under the 2006 Plan.

On September 7, 2006, each of our Non-Employee Directors other than Mr. Carrubba (i.e., Messrs. Adams, McFarlane, O. Rodriguez and P. Rodriguez) was granted 4,500 restricted stock units. Mr. Leza, who was also a non-employee director at the time of the grant, received 4,500 restricted stock units and 2,250 for being elected Chairman. In addition, in recognition of the significant amount of work done as members of the Strategic Committee of the Board of Directors, on March 21, 2007 Messrs. McFarlane and P. Rodiguez were each granted 2,500 shares of stock that were fully vested as of the date of grant. Each of these awards was granted under, and is subject to the terms of, the 2006 Plan. The Board of Directors administers the 2006 Plan as to Non-Employee Director awards and has the ability to interpret and make all required determinations under the 2006 Plan, subject to plan limits. This authority includes making required proportionate adjustments to outstanding awards to reflect any impact resulting from various corporate events such as reorganizations, mergers and stock splits.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 30, 2007:

•	each Stockholder who is known by us to own beneficially more than 5% of our Common Stock;

•	each of our principal executive officers, principal financial officers and our other three most highly compensated executive officers for the 2007 fiscal year;

•	each of our Directors; and

•	all of our Directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 35,916,214 shares of Common Stock outstanding as of June 30, 2007. In computing the number and percentage of shares beneficially owned by a particular person, shares of Common Stock subject to options currently exercisable, or exercisable within sixty (60) days of June 30, 2007, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

	Beneficial Ownership(1)
Beneficial Owner	Number Of Shares	Percent Of Total
Dimensional Fund Advisors, Inc(2) 1299 Ocean Ave, 11th Floor Santa Monica, CA 90401	3,225,615	8.98%

Royce and Associates, LLC(3) 1414 Avenue of Americas New York, NY 10019	2,580,139	7.18%

Barclays Global Investors, NA(4) 24 Fremont Street San Francisco, CA 94105	1,854,318	5.16%

Trivium Capital Management, LLC(5) 600 Lexington Avenue New York, NY 10022	4,156,403	11.57%

Guy W. Adams(6)	132,500	*

Richard L. Leza, Sr.(7)	29,750	*

John S. McFarlane(8)	90,825	*

Oscar Rodriguez(9)	23,500	*

Pete Rodriguez(10)	28,000	*

Roubik Gregorian(11)	835,976	2.28%

Ronald W. Guire(12)	25,545	*

Mir B. Ghaderi(13)	264,924	*

J. Scott Kamsler(14)	35,167	*

Thomas R. Melendrez(15)	245,315	*

Stephen W. Michael(16)	203,618	*

All Executive Officers and Non-Employee Directors as a group (11 persons)(17)	1,162,342	3.16%

*	Represents beneficial ownership of less than one percent of the Common Stock.
(1)	This table is based on information supplied by the executive officers, Directors, and principal Stockholders and Schedules 13G and 13G(A) filed with the SEC.
(2)	Pursuant to a Schedule 13G(A) filed with the SEC on February 9, 2007 by and on behalf of Dimensional Fund Advisors, Inc. (“Dimensional”), Dimensional reported that it had sole voting power and sole dispositive power with respect to 3,225,615 shares of Common Stock. The above entity has disclaimed beneficial ownership of such shares of Common Stock pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, as amended.
(3)	Pursuant to a Schedule 13G(A) filed with the SEC on January 19, 2007 by and on behalf of Royce and Associates, LLC (“Royce”), Royce reported that it had sole voting power and sole dispositive power with respect to 2,580,139 shares of Common Stock.
(4)	Pursuant to a Schedule 13G filed with the SEC on January 23, 2007 by and on behalf of Barclays Global Investors, Na., (“BGIN”), Barclay’s Global Fund Advisors (“BGFA”), Barclay’s Global Investors, Ltd. (“BGIL”). BGIN reported that it had sole voting power over 662,828 shares of Common Stock and sole dispositive power over 797,328 shares of Common Stock. BGFA reported that it had sole voting power and sole dispositive power with respect to 1,033,584 shares of Common Stock. BGIL reported that it had sole voting power and sole dispositive power over 23,406 shares of Common Stock.
(5)	Pursuant to a Schedule 13G filed with the SEC on May 24, 2007 by and on behalf of Trivium Capital Management, LLC., (“Trivium”) and Trivium Offshore Fund, Ltd., (“Off Shore”), Trivium reported that it shared voting power over 2,249,438 and shared dispositive power over 2,325,000 with respect to 2,325,000 shares of Common Stock. Offshore Fund reported that it had shared voting power and shared dispositive power with respect to 1,831,403 shares of Common Stock.
(6)	Consists of options to purchase 18,000 shares as well as 48,600 shares owned by GWA Investments, LLC and 61,400 shares owned by GWA Master Fund, LP, in each case which Guy W. Adams may be deemed to beneficially own.
(7)	Includes 18,000 shares subject to outstanding options granted to Mr. Leza, which were exercisable on June 30, 2007, or within 60 days after that date.
(8)	Includes 77,825 shares subject to outstanding options granted to Mr. MacFarlane, which were exercisable on June 30, 2007, or within 60 days after that date.
(9)	Includes 18,000 shares subject to outstanding options granted to Mr. O. Rodriguez, which were exercisable on June 30, 2007, or within 60 days after that date.
(10)	Includes 18,000 shares subject to outstanding options granted to Mr. P. Rodriguez, which were exercisable on June 30, 2007, or within 60 days after that date.
(11)	Includes 750,167 shares subject to outstanding options granted to Mr. Gregorian, which were exercisable on June 30, 2007, or within 60 days after that date. Mr. Gregorian’s employment with us terminated on February 22, 2007.
(12)	Mr. Guire’s employment with us terminated on June 30, 2006.
(13)	Includes 240,974 shares subject to outstanding options granted to Mr. Ghaderi, which were exercisable on June 30, 2007, or within 60 days after that date. On July 12, 2007, Mr. Ghaderi resigned as our Vice President of Engineering and Product Development.
(14)	Mr. Kamsler joined us on February 20, 2007 and serves as Senior Vice President and Chief Financial Officer.
(15)	Includes 216,000 shares subject to outstanding options granted to Mr. Melendrez, which were exercisable on June 30, 2007, or within 60 days after that date.
(16)	Includes 162,000 shares subject to outstanding options granted to Mr. Michael, which were exercisable on June 30, 2007, or within 60 days after that date.
(17)	Includes 856,945 shares subject to outstanding options exercisable within 60 days after June 30, 2007, including those identified in notes (9), (10), (13), (14) and (15).

Equity Compensation Plan Summary

The below table sets forth the status of our current equity compensation plans.

Plan	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights As Of March 31, 2007		Weighted-average Exercise Price Of Outstanding Options, Warrants and Rights ($)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans As Of March 31, 2007 (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by Stockholders	1,949,597	(1)	$15.08	(2)	3,138,445	(3)
Equity compensation plans not approved by Stockholders(4)	3,549,438		$17.30		—

Totals	5,499,035		$16.57		3,138,445

(1)	Of these shares, 442,725 were subject to stock options granted under the 1996 Director’s Stock Option Plan (the “Director Plan”) (with a weighted average exercise price per share of $16.23), 1,020,204 were subject to stock options granted under the 1997 Equity Incentive Plan (the “1997 Plan”) (with a weighted average exercise price per share of $15.16) and 281,750 were subject to stock options granted under the 2006 Plan (with a weighted average exercise price per share of $12.98). In addition, this number includes 204,918 shares that were subject to outstanding stock unit awards granted under the 2006 Plan. Our authority to grant new awards under the Director Plan and the 1997 Plan terminated on September 7, 2006.
(2)	This number does not reflect the outstanding stock unit awards granted under the 2006 Plan.
(3)	All of these shares are available for issuance under the 2006 Plan. The shares available for awards under the 2006 Plan are, subject to certain other limits under the 2006 Plan, generally available for any type of award authorized under the 2006 Plan, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards, performance unit awards and other stock-based awards.
(4)	Consists of the 2000 Equity Incentive Plan (the “2000 Plan”). In September 2000, the Board of Directors approved the 2000 Plan. The 2000 Plan is administered by the Board or a committee of the Board (“Committee”) and provides for the grant of non-statutory options, stock bonuses, rights to purchase restricted stock, or a combination of the foregoing (collectively “Stock Awards”) to employees and consultants in our service or in the service of our affiliates. There are 3,549,438 shares of our Common Stock subject to outstanding awards granted under the 2000 Plan. Our authority to grant new awards under the 2000 Plan terminated on September 7, 2006.

Options are granted with an exercise price not less than the fair market value of our Common Stock on the date of grant. The 2000 Plan provides that vested options may generally be exercised for (a) three (3) months after termination of service other than due to death or disability, (b) twelve (12) months after termination of service as a result of disability, or (c) eighteen (18) months after termination of service as a result of death. The 2000 Plan permits options to be exercised with cash, other shares of our Common Stock, or any other form of legal consideration acceptable to the Board or Committee.

In the event of (i) a dissolution or liquidation, (ii) a merger or consolidation in which we are not the surviving corporation, (iii) a reverse merger in which we are the surviving corporation, but the shares of our Common Stock outstanding immediately preceding the merger are converted into other property, or (iv) any other capital reorganization in which more than 50% of our shares entitled to vote are exchanged, excluding in each case a capital reorganization in which the purpose is to change the state of our incorporation, the 2000 Plan provides that each outstanding stock award will fully vest and become exercisable for a period of at least ten (10) days. Outstanding stock awards that are not exercised prior to the occurrence of any of the listed events will terminate on the date of such event, unless the successor corporation assumes such awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have entered into arrangements with some of our executive officers, all of which are discussed under the Section entitled “Item 11. Executive Compensation.”

We have entered into indemnity agreements with certain of our executive officers and Directors which provide, among other things, that we will indemnify such executive officer or Director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he/she may be required to pay in actions or proceedings to which he/she is or may be made a party by reason of his/her position as a Director, executive officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and our Bylaws.

Under our related party transaction policies and procedures, information about transactions involving related persons is assessed by the Audit Committee. Related persons include (i) our Directors, executive officers and nominees to become a Director, (ii) any beneficial owner of more than 5% of any class of our voting securities, (iii) any immediate family members of the foregoing persons, or (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or in which all the related persons, in the aggregate, have a 10% or greater beneficial ownership interest. If the determination were made that a related person has a material interest in any Company transaction (a “related party transaction”), then the Audit Committee would review, approve, ratify or, at its discretion, take other action with respect to the transaction. Any related party transaction would be required to be disclosed in accordance with SEC rules.

Each of our Directors, other than Mr. Leza, is independent under applicable SEC rules and the listing standards of The NASDAQ Global Market. All Directors serving on the Audit Committee, Corporate Governance and Nominating Committee, and the Compensation Committee are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Accountants

The following table shows the fees paid or accrued by us for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2006 and 2007:

Description Of Services	2007	2006
Audit Fees	$894,893	$803,845
Audit-Related Fees	—	$32,500
Tax Fees	—	—
All Other Fees	$1,500	$1,500

Total	$896,393	$837,845

Audit Fees.    Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements and the audit of internal control over financial reporting and the related management assessment of internal control over financial reporting, quarterly review of financial statements included in our 10-Q, and audit services provided in connection with other statutory and regulatory filings. The increase in Audit fees is primarily attributable to the recently required audit of internal control over financial reporting and the related management assessment of internal control over financial reporting.

Audit-Related Fees.    Audit-Related Fees include professional services reasonably related to the audit of our financial statements, including but not limited to consultation on accounting standards or transactions and audits of employee benefit plans.

Tax Fees.    Tax Fees include professional services related to tax compliance, tax advice and tax planning, including but not limited to the preparation of federal and state tax returns.

All Other Fees.    All Other Fees include professional services related to non-audit related consulting services.

Financial Information Systems Design and Implementation Fees.    We did not engage PricewaterhouseCoopers LLP to provide advice to us regarding financial information systems design and implementation during fiscal year 2007.

Audit Committee Pre-Approval Policies and Procedures

The charter of our Audit Committee requires that the Audit Committee pre-approve all audit and non-audit services provided to us by the independent auditors or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible. All of the 2007 audit fees, audit-related fees, tax fees, and all other fees, were pre-approved by the Audit Committee of our Board of Directors.

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

EXAR CORPORATION

By:	/s/ RICHARD L. LEZA, SR.
Richard L. Leza, Sr.
Chief Executive Officer, President (Interim) ,
and Chairman of the Board

Date: July 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD L. LEZA, SR. (Richard L. Leza, Sr.)	Chief Executive Officer, President (Interim) and Chairman of the Board (Principal Executive Officer)	July 19, 2007

* (Guy W. Adams)	Director	July 19, 2007

* (John S. McFarlane)	Director	July 19, 2007

* (Oscar Rodriguez)	Director	July 19, 2007

* (Pete Rodriguez)	Director	July 19, 2007

* By	/S/ RICHARD L. LEZA, SR. Richard L. Leza, Sr. Attorney-in-Fact	Chief Executive Officer, President (Interim) and Chairman of the Board (Principal Executive Officer)	July 19, 2007

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description
(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.