Form 10-Q
period 2007-06-30
EXAR CORP
filed 2007-08-07
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 35,807,265 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 9,480,465 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2007	March 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$74,666	$119,809
Short-term marketable securities	278,905	236,270
Accounts receivable (net of allowances of $1,203 and $1,138)	5,862	4,366
Inventories	4,714	4,779
Interest receivable and prepaid expenses	6,290	5,262
Deferred income taxes, net	697	809

Total current assets	371,134	371,295
Property, plant and equipment, net	24,630	25,404
Deferred income taxes, net	8,376	10,602
Goodwill	5,190	5,190
Intangible assets, net	5,185	5,451
Other non-current assets	4,622	3,232

Total assets	$419,137	$421,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,739	$2,139
Accrued compensation and related benefits	3,646	3,418
Accrued sales commissions	706	702
Other accrued expenses	2,747	2,448
Income taxes payable	147	5,520

Total current liabilities	8,985	14,227
Long-term obligations	853	191

Total liabilities	9,838	14,418

Commitments and contingencies (Note 10 and 11)

Stockholders’ equity:
Preferred stock; $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 35,916,214 and 36,154,815 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively (net of treasury shares)	4	4
Additional paid-in capital	452,942	451,084
Accumulated other comprehensive (loss) gain	(97)	76
Treasury stock at cost, 9,318,065 and 9,015,257 shares at June 30, 2007 and March 31, 2007, respectively	(146,560)	(142,572)
Retained earnings	103,010	98,164

Total stockholders’ equity	409,299	406,756

Total liabilities and stockholders’ equity	$419,137	$421,174

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Net sales	$17,101	$18,231
Cost of sales:
Cost of sales	5,504	5,232
Amortization of purchased intangible assets	240	240

	5,744	5,472

Gross profit	11,357	12,759

Operating expenses:
Research and development	6,058	6,614
Selling, general and administrative	5,531	6,734

Total operating expenses	11,589	13,348

Loss from operations	(232)	(589)
Interest income and other, net	4,497	3,714

Income before income taxes	4,265	3,125
(Benefit) provision for income taxes	(346)	1,121

Net income	$4,611	$2,004

Earnings per share:
Basic earnings per share	$0.13	$0.06

Diluted earnings per share	$0.13	$0.06

Shares used in the computation of earnings per share:
Basic	35,998	35,807

Diluted	36,134	36,257

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,611	$2,004
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,337	1,353
Stock-based compensation expense	761	1,066
Tax benefits from stock plans	364	433
Gross tax windfall from stock-based compensation	(6)	(217)
Provision for sales returns and allowances	834	1,119
Deferred income taxes	112	110
Changes in operating assets and liabilities:
Accounts receivable	(2,330)	(691)
Inventories	65	(245)
Prepaid expenses and other assets	(820)	(1,542)
Accounts payable	(400)	55
Accrued compensation and related benefits	228	(547)
Accrued sales commissions and other accrued expenses	(105)	130
Income taxes payable	(2,131)	358

Net cash provided by operating activities	2,520	3,386

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property	(332)	(671)
Purchases of short-term marketable securities	(175,364)	(27,326)
Proceeds from sales and maturities of short-term marketable securities	132,492	53,807
Contributions to long-term investments, net	(255)	(379)
Acquisition costs related to pending Sipex acquisition	(940)	—

Net cash (used in) provided by investing activities	(44,399)	25,431

Cash flows from financing activities:
Proceeds from issuance of common stock	733	4,591
Gross tax windfall from stock-based compensation	6	217
Repurchases of common stock	(3,988)	—

Net cash (used in) provided by financing activities	(3,249)	4,808
Effect of exchange rate changes on cash	(15)	(82)

Net (decrease) increase in cash and cash equivalents	(45,143)	33,543
Cash and cash equivalents at the beginning of period	119,809	187,610

Cash and cash equivalents at the end of period	$74,666	$221,153

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation and its subsidiaries (“Exar” or “We”) design, develop and market high-performance, system-level mixed-signal solutions for a broad range of connectivity standards. We develop high-bandwidth physical interface and access control solutions that facilitate the aggregation and transport of data in access, metro and core wide area networks over legacy and next generation communications infrastructure. We also provide a comprehensive family of serial communications solutions comprised of low voltage, single/multi-channel Universal Asynchronous Receiver Transmitters (“UARTs”) as well as UARTs with integrated transceivers. UARTs are well suited to increase data transfer efficiency in a variety of industrial, telecommunications and consumer applications. In addition, we develop Serial Advanced Technology Attachment (“SATA”) Port-Multiplier and Port-Selector products addressing the storage marketplace.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. This financial information reflects all adjustments, which are, in our opinion, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2007 condensed consolidated balance sheet was derived from the audited financial statements at that date. All significant inter-company transactions and balances have been eliminated. Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

NOTE 2. INVENTORIES

Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using standard costs, which approximate average actual costs. We record inventory provisions for obsolete inventories and inventories in excess of six months of demand.

Inventories consist of the following (in thousands):

	June 30, 2007	March 31, 2007
Work-in-process	$2,848	$2,426
Finished goods	1,866	2,353

Inventories	$4,714	$4,779

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Property, plant and equipment consist of the following (in thousands):

	June 30, 2007	March 31, 2007
Land	$6,660	$6,660
Building	14,350	14,350
Machinery and equipment	52,842	52,670

	73,852	73,680
Accumulated depreciation and amortization	(49,222)	(48,276)

Property, plant and equipment, net	$24,630	$25,404

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 4. OTHER NON-CURRENT ASSETS

Other non-current assets at June 30, 2007 and March 31, 2007 was comprised of the following (in thousands):

	June 30, 2007	March 31, 2007
Long-term investments	$2,925	$2,670
Non-current prepaid assets	1,697	562

Other non-current assets	$4,622	$3,232

We account for our long-term investments in TechFarm Ventures L.P. (Q), L.P. (“TechFarm Fund”) and Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”) consisting of their respective portfolios of non-marketable equity securities under the cost method. In accordance with the Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” we periodically review and determine whether the investments are other-than-temporarily impaired, in which case the investments are written down to their impaired value. We believe the current carrying value at June 30, 2007 approximates our equity in Techfarm Fund and Skypoint Fund and did not record any impairment charges for the three months ended June 30, 2007.

As of June 30, 2007, we have a remaining obligation to make a capital contribution of $1.0 million, limited to companies currently in the portfolio, to Skypoint Fund upon its request.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of June 30, 2007, we are not aware of an indication that would suggest any impairment.

Intangible Assets

In April 2005, we acquired a significant part of the Optical Networking Business Unit (“ON”) of Infineon Technologies AG. We amortize ON intangible assets on a straight-line basis over their estimated useful lives through fiscal year ending March 31, 2012. Amortization of ON intangible assets was $240,000 for the three months ended June 30, 2007 and 2006, respectively. The balances of purchased technology and related amortization were as follows (in thousands):

The ON intangible assets amortization expense through the fiscal year ending March 31, 2012, is as follows (in thousands):

Amortization Expense (by fiscal year)
Remainder of 2008	718
2009	958
2010	958
2011	958
2012	40

$3,632

In addition, as of June 30, 2007 and March 31, 2007, other individually acquired intellectual property, net of amortization, was approximately $1.6 million and $1.6 million, respectively, and is being amortized over the estimated useful lives of three to seven years. Amortization was $78,000 for the three months ended June 30, 2007. There was no amortization for the three months ended June 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Diluted EPS reflects the potential dilution that would occur if outstanding stock options or other contracts to issue common stock were exercised or converted into common stock and the application of the treasury stock method to unvested restricted stock units. A summary of our EPS for the three months ended June 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2007	2006
Net income	$4,611	$2,004

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings per share	35,998	35,807
Dilutive effect of stock options and restricted stock units	136	450

Shares used in computation of diluted earnings per share	36,134	36,257

Earnings per share - basic and diluted	$0.13	$0.06

For the three months ended June 30, 2007 and 2006, options to purchase 3,684,446 and 4,812,666 shares of common stock, respectively, at exercise prices ranging from $12.09 to $54.75 for both periods indicated, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

NOTE 7. COMMON STOCK REPURCHASES

In October 2006, in furtherance to our 2001 common stock repurchase program, we announced the adoption of a 10b5-1 Share Repurchase Plan (“SRP”) covering the purchase of up to $16.0 million of our common stock through June 30, 2007. During the three months ended June 30, 2007, we repurchased a total of 292,808 shares of our common stock at an aggregate cost of $4.0 million under this SRP. In addition, we repurchased 10,000 shares at an aggregate cost of $1 from our former chief executive officer pursuant to a restricted stock purchase agreement.

In July 2007, we announced the adoption of a new 10b5-1 SRP which will allow us to use the remaining balance of $14.2 million under our original 2001 stock repurchase program to acquire shares of our common stock in the open market through November 30, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 8. STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

On September 7, 2006, our shareholders ratified the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. Individuals eligible to receive awards under the 2006 Plan include our officers or employees of Exar or any of its subsidiaries, our directors, and certain consultants and advisors. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Historically, we have primarily issued stock options to our employees and independent directors with vesting conditions based solely on service.

The 2006 Plan terms do not allow for future grants under our 2000 Equity Incentive Plan, the 1997 Equity Incentive Plan and the 1996 Non-Employee Directors’ Stock Option Plan (“Prior Plans”). As of September 7, 2006, a total of 6,149,018 shares of common stock were then subject to outstanding options granted under the Prior Plans, and an additional 4,079,239 shares of common stock were then available for new award grants under the Prior Plans. The maximum number of shares of common stock that may be issued under the 2006 Plan equals the sum of: (1) 2,800,000 shares, plus (2) the number of any shares subject to stock options granted under any of the Prior Plans and outstanding as of September 7, 2006 which expire or for any reason are cancelled or terminated after September 7, 2006 without being exercised. As of June 30, 2007, there were 4,920,045 options outstanding under all stock option plans and 3,467,955 shares were available for future grant.

Generally, options under the 2006 Plan are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although the 2006 Plan provides that options may be granted with a term of up to ten years. Options generally vest at a rate of 25%, on their anniversary date, over four years.

In the second quarter of fiscal year 2007, we began issuing restricted stock units to employees and non-employee directors. Restricted stock units currently granted by us generally vest on the first or third anniversary date from the grant date. Restricted stock units granted under the 2006 Plan are counted against authorized shares available for future issuance on a two shares for every restricted stock unit issued. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.

A summary of stock option transactions for all stock option plans follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at March 31, 2007	5,294,117	$16.57
Options Granted	24,000	13.58
Options Exercised	(49,164)	12.55
Options Cancelled	(215,175)	17.85
Options Forfeited	(133,733)	13.40

Balance at June 30, 2007	4,920,045	$16.70	2.95	$1,537,498

Vested and expected to vest, June 30, 2007	4,824,167	$16.70	2.89	$1,480,577

Vested and exercisable, June 30, 2007	4,112,445	$17.36	2.37	$1,056,397

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our stock on June 30, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of June 30, 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the fair value of our common stock of $13.40 as of June 30, 2007, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at June 30, 2007 and 2006 was 2.2 million and 3.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

Total intrinsic value of options exercised was approximately $0.1 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively. Total cash received by us related to option exercises was $0.6 million and $4.5 million for the three months ended June 30, 2007 and 2006, respectively. We recorded a tax benefit of $0.1 million and $0.2 million related to the option exercises for the three months ended June 30, 2007 and 2006, respectively. Upon option exercise, we issue shares of common stock.

Total unrecognized compensation cost of $5.0 million and $5.5 million at June 30, 2007 and 2006 will be recognized over a weighted average period of 2.68 and 1.33 years, respectively.

Restricted Stock Units (“RSUs”)

Total unamortized stock-based compensation expense for our unvested RSUs was $1.9 million at June 30, 2007 and is expected to be recognized as compensation expense over a weighted average period of 1.81 years. There were no RSUs outstanding as of June 30, 2006. A summary of restricted stock unit transactions follows:

	Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Nonvested at March 31, 2007	204,918	$13.18
Granted	—	—
Issued and Released	(6,000)	13.43
Cancelled	(2,301)	12.69

Nonvested at June 30, 2007	196,617	$13.18	1.86	$2,634,668

Expected to Vest, June 30, 2007	174,248	$13.18	1.81	$2,334,920

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on June 30, 2007, multiplied by the number of nonvested RSUs or expected to vest as of June 30, 2007.

Valuation of Stock-Based Compensation

Effective April 1, 2006 we adopted the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment” using the modified prospective transition method and therefore have not restated prior period results. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest over the requisite service periods beginning on April 1, 2006. Under SFAS 123R, we have elected to use the straight-line attribution method for expensing stock-based compensation. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results.

We did not capitalize any stock-based compensation cost, and recorded stock-based compensation expense for the three months ended June 30, 2007 and 2006 as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Cost of sales	$28	$25
Research and development	224	326
Selling, general and administrative	509	715

Stock based compensation expense	$761	$1,066

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

We compute the fair value of stock options utilizing the Black-Scholes option pricing model. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and forfeiture rates. We estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior. Our expected volatility is based on historical data of the market closing price for our common stock as reported by The NASDAQ Global Market under the symbol “EXAR” and the expected term of our stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. We estimate the forfeiture rates based on our historical voluntary and involuntary terminations prior to vesting.

The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

The assumptions used to estimate the fair value of stock options granted for the three months ended June 30, 2007 and 2006 (annualized percentages) are shown below:

	Three Months Ended June 30,
	2007	2006
Expected term of options (years)	4.5 - 5.0	5.1 - 5.3
Risk-free interest rate	4.8%	4.9%
Expected volatility	30% - 36%	45% - 51%
Expected dividend yield	—	—
Weighted average estimated fair value	4.5	6.0

For RSUs, stock-based compensation expense is calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period. The RSUs generally vest on the first or third anniversary date from the grant date. The common stock associated with these RSUs is delivered to the individuals on their respective vest dates.

Employee Stock Participation Plan (“ESPP”)

At June 30, 2007, we had reserved 1.7 million shares of common stock for future issuance under our ESPP. The ESPP is non-compensatory under SFAS 123R and permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-month offering period.

Shares purchased by and distributed to participating employees were 9,043 and 9,850 for the three months ended June 30, 2007 and 2006, at weighted average prices of $12.85 and $12.58, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Net income	$4,611	$2,004

Other comprehensive (loss) income:
Cumulative translation adjustments	(9)	(51)
Unrealized (loss) gain, on marketable securities, net of tax	(164)	129

Total other comprehensive (loss) income	(173)	78

Comprehensive income	$4,438	$2,082

NOTE 10. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. We believe that site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. We estimate that our accrual of $0.2 million as of June 30, 2007 is sufficient to cover the estimated remaining 3 to 4 years of continued remediation activities and post-remediation site closure activities. If further investigation reveals that additional remediation needs to be employed or that related site closure costs exceed original estimations, we would be required to accrue an additional provision for such remediation or site closure costs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

As of June 30, 2007, our commitments are comprised of the following (in thousands):

	Fiscal Year
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Purchase Obligations (1)	$3,655	1,671	$—	$—	$—	$—	$5,326
Long-term Investment Commitments (Skypoint Fund) (2)	1,040	—	—	—	—	—	1,040
Remediation commitment (3)	47	53	53	43	—	—	196
Lease Obligations	63	44	5	—	—	—	112

Total	$4,805	$1,768	$58	$43	$—	$—	$6,674

(1)

We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.

(2)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner.

(3)	The commitment relates to the environmental remediation activities.

NOTE 11. LEGAL PROCEEDINGS

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserted causes of action against us for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson sought monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson’s claim for monetary damages included a claim for repair costs, a claim for damages to reimburse Ericsson for concessions made to customers and to complete a retrofit of its products, and lost profits. Ericsson claimed that its damages exceed $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. We disputed the allegations in Ericsson’s Third Amended Complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the claims asserted by Ericsson. Based on further events in the case, our total liability to Ericsson under the Settlement Agreement was $500,000, which was paid by our insurance carriers. Following payment, Ericsson dismissed its claims against us with prejudice.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleged that it is entitled to indemnification from us for the damages that Vicor paid to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc.

We filed a motion for an order finding the Settlement Agreement that we entered with Ericsson was in good faith on December 20, 2006. The Court heard the motion on January 12, 2007. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. The result of the finding of good faith was that Vicor’s indemnity claims were subject to dismissal. On February 13, 2007, Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding. The Court of Appeal summarily denied Vicor’s petition on February 28, 2007. On July 10, 2007, the San Diego Superior Court dismissed Vicor’s indemnity claims and entered judgment in our favor. Vicor has stated that it intends to appeal the judgment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

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

NOTE 12. INCOME TAXES

We compute income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the first quarter of fiscal year 2008, we estimated our effective annual income tax rate would be 26.3% as compared to our effective income tax rate for fiscal year 2007 of 29.2%. The decrease in our estimated effective income tax rate from the prior year reflects a discrete tax benefit of $1.9 million related to the favorable resolution of a tax audit during the three months ended June 30, 2007. This benefit was offset, in part, by lower estimated annual benefits from research and development tax credits and tax-favorable investment income.

As a result of the $1.9 million discrete tax benefit from favorable resolution of the tax audit during the first quarter of fiscal year 2008, our effective tax rate benefit for the first quarter of fiscal year 2008 was (8.1)%.

Effective April 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The cumulative effect of adopting FIN 48 was a decrease in the liability for uncertain tax positions and an increase of $0.2 million to the April 1, 2007 opening retained earnings balance. Upon adoption, the liability for uncertain tax positions at April 1, 2007 was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

$0.8 million. Consistent with the provisions of FIN 48, we reclassified $0.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. In addition, we decreased current taxes payable and deferred tax assets by $3.5 million for unrecognized tax benefits which serve to reduce net operating loss and tax credit carryforwards.

The total amount of gross unrecognized tax benefits as of the April 1, 2007 adoption date was $7.7 million. If recognized, these unrecognized tax benefits would be recorded as a reduction of future income tax provision. The unrecognized tax benefits increased by $0.1 million during the quarter ended June 30, 2007 to $7.8 million.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $0.1 million and $0.1 million as of April 1, 2007 and June 30, 2007, respectively.

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 1997 through 2007 remain open and subject to examinations by the appropriate governmental agencies in the United States with fiscal years 2000 through 2007 open to audits in certain of our state jurisdictions.

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

Net sales by product line are as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Net sales:
Communications	$16,748	$17,572
Video, Imaging and Other	353	659

Total	$17,101	$18,231

The following table sets forth revenue by geographic area for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,
	2007	2006
Net sales:
United States	$6,885	$7,920
China	2,968	2,458
Asia (excludes China)	2,559	3,203
Italy	1,795	1,907
Europe (excludes Italy)	2,894	2,695
Rest of the World	—	48

Total	$17,101	$18,231

For the three months ended June 30, 2007 and 2006, Alcatel-Lucent represented 12% and 17%, respectively, of our net sales. No other OEM customer accounted for 10% or greater of our net sales in these periods.

Substantially all of our long-lived assets at June 30, 2007 and 2006, respectively, were located in the United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 15. RECENT DEVELOPMENT

On May 7, 2007, we signed a definitive agreement with Sipex Corporation (“Sipex”) to acquire all of the outstanding stock of Sipex in exchange for 0.6679 of a share of Exar common stock for each outstanding share of Sipex common stock and the assumption of Sipex options, warrants and convertible notes based on the same exchange ratio. The total estimated purchase price of approximately $223.9 million is comprised of Exar common stock; assumed stock options, assumed stock warrants and the conversion of approximately one-half of the Sipex convertible notes as part of the acquisition; and direct acquisition costs. This estimate was derived using an average market price per share of Exar common stock of $13.97, which was based on an average of the closing prices for a range of trading days around the announcement date of May 8, 2007 of the proposed merger. The final purchase price will be determined based upon the number of Sipex shares, options, warrants and convertible notes outstanding at the closing date. Sipex designs, manufactures and markets high performance, analog ICs that primarily are used by OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Completion of the merger is subject to required approvals from our stockholders and from Sipex stockholders. The Federal Trade Commission (FTC) has notified Exar and Sipex of an early termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act notification of 1976 (“HSR”), as amended, under the companies’ proposed merger. Termination of the HSR waiting period satisfies a condition to closing the merger. The Exar and Sipex stockholder meetings are scheduled to be held on August 23, 2007.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Outlook for Fiscal Year 2008” and elsewhere regarding (1) our revenue growth, (2) our gross profits, (3) our research and development efforts and related expenses, (4) our selling, general and administrative expenses, (5) our belief that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our anticipation that we will continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term and/or lease financing and additional sales of equity securities, (7) our pending merger with Sipex and the possibility of future acquisitions, and (8) our ability to accurately estimate our variables used in valuing stock-based compensation. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement.

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

We market our products in North and South America through independent sales representatives and independent, non-exclusive distributors, as well as our own direct sales organization. We are represented in Europe and the Asia/Pacific region by our wholly-owned foreign subsidiaries, independent sales representatives and independent, non-exclusive distributors. Our international sales represented 60% and 57% of net sales for the three months ended June 30, 2007 and 2006, respectively. These international sales consist primarily of export sales from the United States that are denominated in United States dollars. Such international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in United States dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject us to tariffs, our gross profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability, as described in “Risk Factors” under Part II, Item 1A.

Recent Development

On May 7, 2007, we signed a definitive agreement with Sipex Corporation (“Sipex”) to acquire all of the outstanding stock of Sipex in exchange for 0.6679 of a share of Exar common stock for each outstanding share of Sipex common stock and the assumption of Sipex options, warrants and convertible notes based on the same exchange ratio. The total estimated purchase price of approximately $223.9 million is comprised of Exar common stock; assumed stock options, assumed stock warrants and the conversion of approximately one-half of the Sipex convertible notes as part of the acquisition; and direct acquisition costs. This estimate was derived using an average market price per share of Exar common stock of $13.97, which was based on an average of the closing prices for a range of trading days around the announcement date of May 8, 2007 of the proposed merger. The final purchase price will be determined based upon the number of Sipex shares, options, warrants and convertible notes outstanding at the closing date. Sipex designs, manufactures and markets high performance, analog ICs that primarily are used by OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Completion of the merger is subject to required approvals from our stockholders and from Sipex stockholders. The Federal Trade Commission (FTC) has notified Exar and Sipex of an early termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act notification of 1976 (“HSR”), as amended, under the companies’ proposed merger. Termination of the HSR waiting period satisfies a condition to closing the merger. The Exar and Sipex stockholder meetings are scheduled to be held on August 23, 2007.

The transaction, while expected to close in the third quarter of calendar year 2007, may not be completed if any of the conditions is not satisfied. Under certain circumstances specified in the merger agreement, we or Sipex may terminate the merger agreement, and as a result, either we or Sipex may be required to pay a $6.5 million termination fee to the other party.

Financial Outlook for Fiscal Year 2008

As we entered fiscal year 2008, we believe that our customers have, in general, adjusted their inventory levels to more closely match end market demand, and therefore, we believe that our net sales in fiscal year 2008 will increase as compared to fiscal year 2007.

In fiscal year 2008, we believe that revenue growth will be largely driven by sales of our UART, T/E carrier and SONET transceiver products. We also believe that we will begin to realize revenue from our storage and Ethernet aggregation products in late fiscal year 2008. For the second quarter of fiscal year 2008 ending September 30, 2007, we expect net sales of $17.7 million to $18.5 million.

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) net sales; (2) reserves for excess inventories; (3) income taxes; (4) non-marketable equity securities; and (5) stock-based compensation. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Our accounting policy for income taxes, which changed in the first quarter of fiscal year 2008 in connection with adoption of the Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), is described below.

Accounting for Uncertainty in Income Taxes

Effective April 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The cumulative effect of adopting FIN 48 was a decrease in the liability for uncertain tax positions and an increase of $0.2 million to the April 1, 2007 opening retained earnings balance. Upon adoption, the liability for uncertain tax positions at April 1, 2007 was $0.8 million. Consistent with the provisions of FIN 48, we reclassified $0.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. In addition, we decreased current taxes payable and deferred tax assets by $3.5 million for unrecognized tax benefits which serve to reduce net operating loss and tax credit carryforwards.

The total amount of gross unrecognized tax benefits as of the April 1, 2007 adoption date was $7.7 million. If recognized, these unrecognized tax benefits would be recorded as a reduction of future income tax provision. The unrecognized tax benefits increased by $0.1 million during the quarter ended June 30, 2007 to $7.8 million.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $0.1 million and $0.1 million as of April 1, 2007 and June 30, 2007, respectively.

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 1997 through 2007 remain open and subject to examinations by the appropriate governmental agencies in the United States with fiscal years 2000 through 2007 open to audits in certain of our state jurisdictions.

The application of income tax law is inherently complex. Tax laws and regulations are at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposure. Changes in our assumptions and judgments can materially affect our consolidated financial position, results of operations, and cash flows.

Results of Operations

For the periods indicated, the following table shows certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto.

	Three Months Ended June 30,
	2007	2006
Net sales	100%	100%
Cost of sales:
Cost of sales	33	29
Amortization of purchased intangible assets	1	1

Total cost of sales	34	30

Gross profit	66	70

Operating expenses:
Research and development	35	36
Selling, general and administrative	32	37

Total operating expenses	67	73

Loss from operations	(1)	(3)

Interest income and other, net	26	20

Income before income taxes	25	17
(Benefit) provision for income taxes	(2)	6

Net income	27%	11%

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

The following table shows product line net sales in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Change
Net sales:
Communications	$16,748	$17,572	(5%)
Percentage of net sales	98%	96%
Video, imaging and other	$353	$659	(46%)
Percentage of net sales	2%	4%

Total	$17,101	$18,231

Communications

Net sales in the network and transmission market for the three months ended June 30, 2007 increased by $0.2 million, or 3%, compared to the same period a year ago. T/E carrier product sales were 10% lower compared to the same period a year ago, primarily due to reduced sales volume. SONET product sales grew 35% compared to the same period a year ago due to increased sales volume.

Net sales in the serial communications market for the three months ended June 30, 2007, excluding $0.5 million in sales of discontinued products for the first quarter of fiscal year 2006, decreased by $0.5 million compared to the same period a year ago, primarily due to a shift in mix to lower priced products and lower prices for certain products.

Video, Imaging and Other

Video, imaging and other products sales for the three months ended June 30, 2007 decreased by $0.3 million compared to the same period a year ago, primarily due to reduced sales volume to Hewlett-Packard.

Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Change
Primary distributors	$6,597	$6,988	(6%)
Percentage of net sales	39%	38%
OEM / channel partners	$10,504	$11,243	(7%)
Percentage of net sales	61%	62%

Net sales to our primary distributors, Future Electronics (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”) for the three months ended June 30, 2007 decreased $0.4 million as compared to the same period a year ago as a result of a shift in mix to lower priced products and lower prices for certain serial communications products.

Net sales to OEMs and their subcontract manufacturers for the three months ended June 30, 2007 decreased $0.7 million as a result of lower sales volume.

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Change
United States	$6,885	$7,920	(13%)
Percentage of net sales	40%	43%
International	$10,216	$10,311	(1%)
Percentage of net sales	60%	57%

Sales in the United States for the three months ended June 30, 2007 decreased $1.0 million as compared to the same period a year ago as a result of lower sales volume and lower prices for certain serial communications products. Additionally, net sales for the three months ended June 30, 2006 included $0.5 million in sales of discontinued products.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Change
Gross profit	$11,357	$12,759	(11%)
Percentage of net sales	66.4%	70.0%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, testing, quality assurance and product yields;

•	the cost of personnel and related stock-based compensation expense, and cost of equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets; and

•	provisions for excess and obsolete inventory.

The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2007, as compared to the same period a year ago, was a result of lower shipments, manufacturing inefficiencies and lower yields. Stock-based compensation expense recorded in cost of sales was minimal for both periods indicated.

We anticipate that gross profit will continue to fluctuate as a percentage of net sales and in absolute dollars due to, among other factors, future fluctuations in net sales, manufacturing costs, competitive pricing, product mix and future amortization of any additional license technology.

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Change
Total research and development	$6,058	$6,614	(8%)
Percentage of net sales	35%	36%

Research and development expenses consist primarily of:

•	salaries, stock-based compensation and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment; and

•	facility expenses.

The decrease in R&D expenses for the three months ended June 30, 2007, as compared to the same period a year ago, was primarily a result of lower labor related costs and lower mask tooling costs. Stock-based compensation expense recorded in R&D expenses was $0.2 million for the three months ended June 30, 2007 as compared to $0.3 million for the same period a year ago.

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

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Change
Total SG&A	$5,531	$6,734	(18%)
Percentage of net sales	32%	37%

Selling, general and administrative expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees; and

•	facility expenses.

The decrease in SG&A expenses for the three months ended June 30, 2007, as compared to the same period a year ago, was primarily attributable to lower labor related costs and legal fees. In addition, costs associated with the separation of our former CFO of $0.7 million were included in the three months ended June 30, 2006 results. Stock-based compensation expense recorded in SG&A expenses was $0.5 million for the three months ended June 30, 2007 as compared to $0.7 million for the same period a year ago.

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

Interest Income and Other, Net

The following table shows interest income and other, net in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Change
Interest income and other, net	$4,497	$3,714	21%
Percentage of net sales	26%	20%

Interest income and other, net primarily consists of:

•	interest income;

•	realized gains on marketable securities; and

•	gains or losses resulting from investments in non-marketable equity securities and venture funds.

The increase in interest income and other, net of $0.8 million during the three months ended June 30, 2007, as compared to the same period a year ago, was primarily attributable to higher interest income as a result of increased interest rates.

We expect that our interest income will continue to fluctuate due to changes in interest rates.

(Benefit) Provision for Income Taxes

We compute income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. During the first quarter of fiscal year 2008, we estimated our effective annual income tax rate would be 26.3% as compared to our effective income tax rate for fiscal year 2007 of 29.2%. The decrease in our estimated effective income tax rate from the prior year reflects a discrete tax benefit of $1.9 million related to the favorable resolution of a tax audit during the three months ended June 30, 2007. This benefit was offset, in part, by lower estimated annual benefits from research and development tax credits and tax-favorable investment income.

As a result of the $1.9 million discrete tax benefit from favorable resolution of the tax audit during the first quarter of fiscal year 2008, our effective tax rate benefit for the first quarter of fiscal year 2008 was (8.1)%.

Liquidity and Capital Resources

We do not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts, nor do we have any synthetic leases. At June 30, 2007, we had no foreign currency contracts outstanding.

Our principal sources of liquidity during the three months ended June 30, 2007 were cash and cash equivalents and short-term marketable securities, which, in the aggregate, decreased by $2.5 million to $353.6 million at June 30, 2007 from $356.1 million at March 31, 2007. Cash and cash equivalents decreased by $45.1 million during the three months ended June 30, 2007 resulting primarily from net cash used in investing activities of $44.4 million and net cash used in financing activities of $3.2 million partially offset by net cash provided by operating activities of $2.5 million.

We generated net cash flows from operating activities of $2.5 million and $3.4 million during the three month periods ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, net cash from operating activities resulted from net income of $4.6 million and $3.4 million in non-cash charges for depreciation and amortization expense, stock-based compensation, tax benefit from stock plans, the provision for sales returns and allowances, and deferred income taxes. These sources of cash were partially offset primarily by increases in accounts receivable of $2.3 million, prepaid expenses and other assets of $0.8 million, and a decrease in income taxes payable of $2.1 million. For the three months ended June 30, 2006, net cash from operating activities resulted from net income of $2.0 million and $3.9 million in non-cash charges for depreciation and amortization expense, stock-based compensation and the provision for sales returns and allowances and an increase in income taxes payable of $0.4 million. These sources of cash were partially offset by increases in prepaid expenses and other assets and accounts receivable of $1.5 million and $0.7 million, respectively.

Net cash used in investing activities totaled $44.4 million during the three months ended June 30, 2007 as compared to net cash provided by investing activities of $25.4 million during the three months ended June 30, 2006. During the three months ended June 30, 2007, our investing activities included purchases of short-term marketable securities of $175.4 million, purchases of property, plant, equipment and intellectual property of $0.3 million, and acquisition costs of $0.9 million partially offset by proceeds from the sales and maturities of $132.5 million of short-term marketable securities. The increased holdings of short-term marketable securities were in investment grade commercial paper with maturities slightly greater than 90 days. During the three months ended June 30, 2006, our investing activities included proceeds from the sales and maturities of $53.8 million of short-term marketable securities partially offset by purchases of $27.3 million in short-term marketable securities, and purchases of property, plant and equipment and intellectual property of $0.7 million.

As of June 30, 2007, we have a remaining obligation to make a capital contribution of $1.0 million, limited to companies currently in the portfolio, to Skypoint Fund upon its request. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and/or short-term marketable securities.

Net cash used in financing activities totaled $3.2 million in the three months ended June 30, 2007, as compared to net cash provided by financing activities of $4.8 million in the three months ended June 30, 2006. During the three months ended June 30, 2007, our financing activities reflected primarily the repurchases of our common stock totaling $4.0 million partially offset by the issuance of shares of common stock, representing proceeds from the exercise of stock options under our stock option plans of $0.7 million. During the three months ended June 30, 2006, our financing activities reflected proceeds from the issuance of shares of common stock, representing proceeds from the exercise of stock options under our stock option plans and the purchase of shares of common stock under our Employee Stock Participation Plan.

In October 2006, in furtherance to our 2001 common stock repurchase program, we announced the adoption of a 10b5-1 Share Repurchase Plan (“SRP”) covering the purchase of up to $16.0 million of our common stock through June 30, 2007. During the three months ended June 30, 2007, we repurchased a total of 292,808 shares of our common stock at an aggregate cost of $4.0 million under this SRP. In addition, we repurchased 10,000 shares at an aggregate cost of $1 from our former chief executive officer pursuant to a restricted stock purchase agreement.

In July 2007, we announced the adoption of a new 10b5-1 SRP which will allow us to use the remaining balance of $14.2 million under our original 2001 stock repurchase program to acquire shares of our common stock in the open market through November 30, 2007. In the future, we may utilize this stock repurchase program, which would reduce cash, cash equivalents and/or marketable securities available to fund future operations and meet other liquidity requirements.

To date, inflation has not had a significant impact on our operating results.

We anticipate that we will continue to finance our operations with cash flows from operations, existing cash and investment balances, and additional sales of equity securities. The combination and sources of capital will be determined by management based on our needs and prevailing market conditions. We believe that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on our financial condition or results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments complementary to our design expertise and market strategy, which may include investments in wafer fabrication foundries. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us. The sale of additional equity or convertible debt could result in dilution to our stockholders.

Recently Issued Accounting Standards

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At June 30, 2007, we did not have significant foreign currency denominated net assets or net liabilities, and had no foreign currency contracts outstanding.

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

Short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2007, short-term investments consisted of United States government and corporate securities of $278.9 million. At June 30, 2007, the difference between the fair market value and the underlying cost of such investments was an unrealized loss of $0.2 million, before the effect of income taxes.

Our net income is dependent on, among other factors, interest income. If interest rates decline, our net income may be negatively impacted.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

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

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserted causes of action against us for negligence, strict product liability, and unfair competition. Through its complaint, Ericsson sought monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson’s claim for monetary damages included a claim for repair costs, a claim for damages to reimburse Ericsson for concessions made to customers and to complete a retrofit of its products, and lost profits. Ericsson claimed that its damages exceed $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. We disputed the allegations in Ericsson’s Third Amended Complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the claims asserted by Ericsson. Based on further events in the case, our total liability to Ericsson under the Settlement Agreement was $500,000, which was paid by our insurance carriers. Following payment, Ericsson dismissed its claims against us with prejudice.

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleged that it is entitled to indemnification from us for the damages that Vicor paid to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action except the claims for implied contractual indemnity and equitable indemnity without leave to amend. We answered the two remaining causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc.

We filed a motion for an order finding the Settlement Agreement that we entered with Ericsson was in good faith on December 20, 2006. The Court heard the motion on January 12, 2007. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. The result of the finding of good faith was that Vicor’s indemnity claims were subject to dismissal. On February 13, 2007, Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding. The Court of Appeal summarily denied Vicor’s petition on February 28, 2007. On July 10, 2007, the San Diego Superior Court dismissed Vicor’s indemnity claims and entered judgment in our favor. Vicor has stated that it intends to appeal the judgment.

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

We are subject to a number of risks. Some of these risks are endemic to the high-technology industry and are the same or similar to those disclosed in our previous SEC filings, and some new risks may arise in the future. You should carefully consider all of these risks and the other information in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 before investing in our company. The fact that certain risks are endemic to the high-technology industry does not lessen the significance of these risks.

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

•	temporary disruptions in our or our customers’ supply chain due to natural disaster, fire, outbreak of communicable diseases, labor disputes, or civil unrest;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increase in manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with shareholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	increased costs and time associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record expenses for stock-based compensation and to change tax accounting principles;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

As a consequence, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of results to be expected in the future. Any of the foregoing factors, or any other factors discussed elsewhere herein or in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, may have a material adverse effect on our business, financial condition and results of operations.

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

Periodic declines or fluctuations in corporate profits, lower capital equipment spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our revenue and profitability have generally followed market fluctuations in the communications equipment industry. These market fluctuations have affected carrier capital equipment spending which in turn has affected the demand for our customers’ products, thus affecting our revenues and profitability. Communications service providers and equipment manufacturers continue to experience consolidation in their industries which may result in project delays or cancellations. Uncertainties in anticipated communications equipment spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

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

COMPETITION IN THE MARKETS IN WHICH WE PARTICIPATE, OR MAY PARTICIPATE, MAY MAKE IT MORE DIFFICULT FOR US TO BE SUCCESSFUL.

We compete against an established group of semiconductor companies that focus on similar markets. These competitors include LSI Corporation, Applied Micro Circuits Corporation, Integrated Device Technology Inc., Maxim Integrated Products Inc., Mindspeed Technologies Inc., PMC Sierra, Inc., NXP (formerly of Royal Philips Electronics), Texas Instruments Incorporated, TranSwitch Corporation and Vitesse Semiconductor Corporation. Additionally, we are facing competition from other established companies that seek to enter the markets in which we participate.

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins.

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

Allocation of a foundry’s manufacturing capacity may be influenced by a foundry customer’s size, the existence of a long-term agreement with the foundry or other commitments. To address foundry capacity constraints, we and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries or “take or pay” contracts that commit a company to purchase specified quantities of wafers over extended periods. While we are not currently a party to any of these arrangements, we may decide to enter into these arrangements in the future. We cannot be sure, however, that these arrangements will be available to us on acceptable terms, if at all. Any of these arrangements could require us to commit substantial capital and, accordingly, could require us to reduce our cash holdings, incur additional debt or secure equity financing. This could result in the dilution of our earnings or the ownership of our stockholders or otherwise harm our operating results. Furthermore, we may not be able to obtain sufficient foundry capacity in the future pursuant to such arrangements.

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

We use semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture a significant portion of our products. Our dependence on these subcontractors involves the following risks:

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters or outbreak of communicable diseases;

•	disruption of transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and

•	compliance with local or international regulatory requirements.

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

OUR RESULTS OF OPERATIONS COULD VARY AS A RESULT OF THE METHODS, ESTIMATES, AND JUDGMENTS WE USE IN APPLYING OUR ACCOUNTING POLICIES.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions, and changes in rulemaking by the regulatory bodies; and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expense; selling, general and administrative expense; and our tax rate.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are inapplicable.

(c) Issuer Purchases of Equity Securities

During the first quarter of fiscal year 2008, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
4/1/07 - 4/30/07	148,708	$13.44	148,708	$16,226
5/1/07 - 5/31/07	115,100	13.87	115,100	$14,629
6/1/07 - 6/30/07	39,000	10.08	29,000	$14,236

Total	302,808	$13.17	292,808

In October 2006, in furtherance to our 2001 common stock repurchase program, we announced the adoption of a 10b5-1 Share Repurchase Plan (“SRP”) covering the purchase of up to $16.0 million of our common stock through June 30, 2007. During the three months ended June 30, 2007, we repurchased a total of 292,808 shares of our common stock at an aggregate cost of $4.0 million under this SRP. In addition, we repurchased 10,000 shares at an aggregate cost of $1 from our former chief executive officer pursuant to a restricted stock purchase agreement.

In July 2007, we announced the adoption of a new 10b5-1 SRP which will allow us to use the remaining balance of $14.2 million under our original 2001 stock repurchase program to acquire shares of our common stock in the open market through November 30, 2007.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 are as follows:

Exhibit Footnote	Exhibit Number	Description
(b)	2.1	Agreement and Plan of Merger between the Company and Sipex Corporation.
(c)	3.1	Amended and Restated Certificate of Incorporation.
(d)	3.2	Amended and Restated Bylaws.
(e)	10.1	Fiscal Year 2008 Executive Incentive Compensation Program.
(b)	10.2	Form of Sipex Voting Agreement.
(b)	10.3	Form of Exar Voting Agreement.
(b)	10.4	Lock-up and Standstill Agreement between Exar Corporation and Rodfre Holdings LLC.
(b)	10.5	Employment Agreement by and between Exar Corporation and Ralph Schmitt.
(f)	10.6	Form of Affiliate Agreement.
(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.

(b)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on May 8, 2007 and incorporated herein by reference.

(c)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.

(d)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on July 25, 2006 and incorporated herein by reference.

(e)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference.

(f)	Filed as an exhibit to Exar’s Registration Statement on Form S-4 (333-143243) filed on May 24, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION
(Registrant)

August 7, 2007	By	/s/ RICHARD L. LEZA
(Richard L. Leza)
Chief Executive Officer and President (Interim), and Chairman of the Board
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description
(b)	2.1	Agreement and Plan of Merger between the Company and Sipex Corporation.
(c)	3.1	Amended and Restated Certificate of Incorporation.
(d)	3.2	Amended and Restated Bylaws.
(e)	10.1	Fiscal Year 2008 Executive Incentive Compensation Program.
(b)	10.2	Form of Sipex Voting Agreement.
(b)	10.3	Form of Exar Voting Agreement.
(b)	10.4	Lock-up and Standstill Agreement between Exar Corporation and Rodfre Holdings LLC.
(b)	10.5	Employment Agreement by and between Exar Corporation and Ralph Schmitt.
(f)	10.6	Form of Affiliate Agreement.
(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.

(b)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on May 8, 2007 and incorporated herein by reference.

(c)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.

(d)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on July 25, 2006 and incorporated herein by reference.

(e)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference.

(f)	Filed as an exhibit to Exar’s Registration Statement on Form S-4 (333-143243) filed on May 24, 2007 and incorporated herein by reference.