Form 10-Q
period 2007-09-30
EXAR CORP
filed 2007-11-09
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 49,292,297 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 12,644,965 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$99,637	$119,809
Short-term marketable securities	224,725	236,270
Accounts receivable (net of allowances of $330 and $322)	9,655	4,028
Accounts receivable, related party (net of allowances of $1,096 and $816)	3,520	338
Inventories	15,459	4,779
Interest receivable and prepaid expenses	8,509	5,262
Deferred income taxes, net	3,509	809

Total current assets	365,014	371,295
Property, plant and equipment, net	43,391	25,404
Goodwill	176,317	5,190
Intangible assets, net	64,385	5,451
Other non-current assets	3,067	562
Long-term investments	2,505	2,670
Deferred income taxes, net	—	10,602

Total assets	$654,679	$421,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,433	$2,139
Accrued compensation and related benefits	6,924	3,418
Deferred income	1,281	—
Deferred income, related party	3,915	—
Accrued sales commissions	1,096	702
Other accrued expenses	6,446	2,448
Income taxes payable	—	5,520

Total current liabilities	27,095	14,227
Long-term lease financing obligation	13,160	—
Other non-current obligations	4,685	191

Total liabilities	44,940	14,418

Commitments and contingencies (Note 15 and 16)
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 50,435,541 and 36,154,815 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively (net of treasury shares)	5	4
Additional paid-in capital	697,695	451,084
Accumulated other comprehensive income	372	76
Treasury stock at cost, 11,442,765 and 9,015,257 shares at September 30, 2007 and March 31, 2007, respectively	(174,933)	(142,572)
Retained earnings	86,600	98,164

Total stockholders’ equity	609,739	406,756

Total liabilities and stockholders’ equity	$654,679	$421,174

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net sales	$15,479	$15,032	$28,878	$29,245
Net sales, related party	3,694	3,471	7,396	7,489

Total net sales	19,173	18,503	36,274	36,734
Cost of sales:
Cost of sales	6,005	4,500	10,468	8,723
Cost of sales, related party	1,185	1,030	2,226	2,039
Amortization of purchased intangible assets	1,499	240	1,739	480

	8,689	5,770	14,433	11,242

Gross profit	10,484	12,733	21,841	25,492

Operating expenses:
Research and development	7,452	6,677	13,511	13,291
Acquired in-process research and development	8,800	—	8,800	—
Selling, general and administrative	8,503	6,010	14,033	12,743

Total operating expenses	24,755	12,687	36,344	26,034

Income (loss) from operations	(14,271)	46	(14,503)	(542)
Other income, net:
Interest income and other, net	4,467	4,229	8,964	7,942
Other than temporary loss on long-term investments	(449)	(957)	(449)	(957)

Total other income, net	4,018	3,272	8,515	6,985
Income (loss) before income taxes	(10,253)	3,318	(5,988)	6,443
Provision for income taxes	6,157	1,539	5,811	2,659

Net income (loss)	$(16,410)	$1,779	$(11,799)	$3,784

Earnings per share:
Basic earnings (loss) per share	$(0.39)	$0.05	$(0.30)	$0.10

Diluted earnings (loss) per share	$(0.39)	$0.05	$(0.30)	$0.10

Shares used in the computation of earnings (loss) per share:
Basic	41,796	36,315	38,843	36,061

Diluted	41,796	36,506	38,843	36,381

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(11,799)	$3,784
Reconciliation of net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	8,800	—
Depreciation and amortization	4,421	2,605
Provision for sales returns and doubtful accounts	1,914	2,142
Stock-based compensation expense	2,129	2,229
Other than temporary loss on long-term investments	449	957
Tax benefits from stock plans	174	1,070
Gross tax windfall from stock-based compensation	(23)	(5)
Deferred income taxes	11,410	411
Changes in operating assets and liabilities net of effect of acquisition:
Accounts receivable	(5,003)	(1,296)
Prepaid expenses and other assets	(3,498)	(1,829)
Inventories	984	(358)
Other accrued expenses	(4,107)	—
Accounts payable	(1,145)	129
Income taxes payable	(4,486)	(268)
Accrued sales commissions and other accrued expenses	394	509
Deferred income	2,781	—
Accrued compensation and related benefits	3,506	(166)

Net cash provided by operating activities	6,901	9,914

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property	(511)	(1,622)
Purchases of short-term marketable securities	(273,248)	(86,270)
Proceeds from sales and maturities of short-term marketable securities	285,449	100,964
Contributions to long-term investments, net	(284)	(492)
Acquisition of Sipex, net of cash acquired and transaction costs	(2,916)	—

Net cash provided by investing activities	8,490	12,580

Cash flows from financing activities:
Proceeds from issuance of common stock	2,158	14,593
Payment of bank borrowings	(5,291)
Gross tax windfall from stock-based compensation	23	5
Repurchases of common stock	(32,361)	—

Net cash (used in) provided by financing activities	(35,471)	14,598
Effect of exchange rate changes on cash	(92)	(131)

Net (decrease) increase in cash and cash equivalents	(20,172)	36,961
Cash and cash equivalents at the beginning of period	119,809	187,610

Cash and cash equivalents at the end of period	$99,637	$224,571

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in consideration for acquired assets and liabilities of Sipex	$229,999	—
Assumption of vested options and warrants	$11,890	—

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business –Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor corporation that designs, develops, markets, and sells power management and connectivity silicon solutions. Supplying both analog and digital technologies, we enable a wide array of applications such as portable devices, home media gateways, communications systems, and industrial automation equipment. We have a broad portfolio of high-performance interface devices: Universal Asynchronous Receiver Transmitters (“UARTs”), serial transceivers, and integrated combinations. With almost 20 industry-first solutions, our UART offering provides customers with the low power, reduced board space and increased bandwidth capacity required for rapidly changing market demands. Building on this strong industry foundation, we also have a growing number of interface combination ICs that incorporate adjacent device functions – RS232, RS485, or I2C — onto a single, highly integrated product. Our power management products, such as PowerBlox™, regulators (boost and buck), charge pumps, and controllers, provide measured levels of power to the system, independent of normal operating changes and temperature fluctuations. Our products are designed to enable solutions that produce more power at higher efficiencies, such as drivers for Light Emitting Diodes (LEDs) for consumer and portable display monitors. Across the communications infrastructure, sophisticated data aggregation, transport and processing are done at the network switch, router and hub level by physical layer and access control solutions. We support this critical requirement with proven devices spanning T1/E1 to SONET/SDH transmission speeds. We also offer advanced framers and mappers enabling high bandwidth data aggregation over SONET/SDH and helping to accelerate the convergence of packet based data transport over existing communications infrastructure. Finally, we offer a portfolio of Serial Advanced Technology Attachment (“SATA”) port multipliers, and port selectors that facilitate data deployment across varied storage environments.

On August 25, 2007, we completed the merger with Sipex Corporation (“Sipex”). As a result of the merger, Sipex became a wholly owned subsidiary of Exar and each share of Sipex common stock issued and outstanding immediately prior to the effective time of the merger was converted into 0.6679 shares of Exar common stock. Approximately 16.5 million shares of Exar common stock were issued to former Sipex stockholders in connection with the merger.

Sipex was a leading provider of analog integrated circuit solutions for a variety of communications and computing applications that designs, manufactures and markets high performance, analog integrated circuits or “ICs” used by original equipment manufacturers, or OEMs, and in the computing, consumer electronics, communications and networking infrastructure markets. The merger was accounted for as a purchase business combination. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in Exar’s consolidated financial statements beginning from August 26, 2007.

Basis of Presentation and Use of Management Estimates – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include Exar and its wholly-owned subsidiaries. This financial information reflects all adjustments, which are, in our opinion, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2007 Condensed Consolidated Balance Sheet was derived from the audited financial statements at that date. All significant inter-company transactions and balances have been eliminated. Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Revenue Recognition

Exar recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulleting 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

Exar derives revenue from the sale of its products principally to Original Equipment Manufactures (“OEMs”) or their contract manufactures and to distributors. Our delivery terms are primarily FOB shipping point, at which time title and all risks of ownership transfer to the customer. For the three and six months ended September 30, 2007, approximately 32% and 35%, respectively, of our net sales were derived from product sales to primary distributors and approximately 68% and 65%, respectively, of our net sales were derived from product sales to other distributors, OEM customers and other non-distributors.

Non-distributors:

For non-distributors, revenue is recognized when title to the product is transferred to the customers, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided at the time product sales are recognized. An allowance for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating an allowance.

Distributors:

Our primary distributor agreements permit the return of 3% to 10%, of a distributor’s purchases of a preceding quarter for purposes of stock rotation. We also provide discounts to certain distributors based on volume of product ordered for a specific product with a specific volume range for a given customer over a period not to exceed one year.

•

Sell-in Basis: Revenue is recognized upon shipment if we conclude we can reasonably estimate the credits for returns, pricing allowances and/or other concessions. We record an estimated allowance, at the time of shipment, based upon historical patterns of returns, and pricing allowances and other concessions (i.e., “sell-in” basis).

•

Sell-through Basis: Revenue and the related costs of sales is deferred until the resale to the end customer if we grant more than limited rights of returns, pricing allowance and/or other concessions or if we cannot reasonably estimate the level of returns and credits issuable (i.e., “sell-through” basis). Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point Exar has a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred income as sales and cost of sales.

Exar’s historical patterns of returns, pricing allowances and other concessions with distributors have been fairly consistent, which has enabled us to reasonably estimate such allowances at the time of shipment. Therefore, we have historically recognized revenue on sales to all distributors on a sell-in basis and recorded an estimated allowance, at the time of shipment, based on authorized and historical patterns of returns and other concessions. Concurrent with the merger with Sipex, we reassessed our expected ability to continue to reasonably estimate such allowances for each of our distributors as well as for Sipex’s distributors. Prior to the merger, Sipex recognized revenue on sales to all distributors on a sell-through basis. Consistent with Sipex’s past practice, we have concluded that we are not able to reasonably estimate such allowances at the time of shipment of products to Sipex’s distributors. Therefore, we have determined that consistent with Sipex’s past practice, we will continue to recognize sales to Sipex’s distributors on sell-through basis. In addition, as a result of the merger, Exar’s relationship and marketing and sales practices with our two primary distributors, Future Electronics Inc. (“Future”) and Nu Horizon Electronics Corp. (“Nu Horizons”) have changed. Further, as disclosed in Note 3, is now a related party to Exar. As a result of these changes, Exar has concluded that it can no longer reasonably estimate returns, pricing allowances and other concessions at the time of shipment of products to these distributors. Accordingly, as of August 26, 2007, Exar determined it was appropriate that revenue on all sales to Future, and Nu Horizons, be recognized on a sell-through basis.

As a result of revenue on sales to Exar’s two primary distributors now being recognized on a sell-through basis, $2.1 million of revenue and $0.5 million of related cost of sales is deferred at September 30, 2007, and is included within Deferred Income on the Condensed Consolidated Balance Sheets.

NOTE 2. BUSINESS COMBINATION

Merger with Sipex Corporation (“Sipex”)

On August 25, 2007, Exar completed the merger with Sipex, a provider that designs, manufactures and markets high performance, analog integrated circuits or “ICs” used by original equipment manufacturers, or OEMs, and in the computing, consumer electronics, communications and networking infrastructure markets. The purpose of the merger was to combine product offerings, increase technical expertise, distribution channels, customer base and geographic reach as well as reduce expenses due to significant cost synergies.

Upon completion of the merger, each share of Sipex’s common stock outstanding at the effective time of the merger was converted into 0.6679 shares of Exar common stock. As a result, approximately 16.5 million shares of Exar common stock were issued to former Sipex stockholders. The fair value of the common stock issued was determined using a share price of $13.97, which represented the average closing price of Exar common stock for two trading days before and two trading days after May 8, 2007, the date the merger was announced. Exar assumed stock options to purchase a total of approximately 2.2 million shares of Exar common stock. The fair value of options assumed was estimated by using the Black Scholes option pricing model and a share price of $13.97. In addition in connection with the merger, we assumed approximately 280,000 warrants that were previously issued by Sipex in May 2006. The warrants are exercisable at any time for shares of Exar common stock at an initial exercise price of $9.63 per share, subject to adjustment upon certain events. The warrants expire on May 18, 2011. The fair value of $5.31 for each warrant assumed was estimated by using the Black Scholes option pricing model and a share price of $13.97.

The merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No.141, “Business Combination.” Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in Exar’s Condensed Consolidated Financial Statements from August 26, 2007, the merger date.

The total estimated purchase price of the merger was as follows (in thousands):

Amounts
Fair value of Exar common stock issued	$229,999
Fair value of options and warrants assumed	16,701
Direct transaction costs	4,038

Total estimated purchase price	$250,738

Purchase Price Allocation:

The allocation of the purchase price to Sipex’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. Further adjustments may be included in the final allocation of the purchase price of Sipex, if the adjustments are determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill resulted primarily from our expectations of synergies from integration of Sipex’s product offering with our product offerings. None of the goodwill recorded is expected to be deductible for tax purposes.

The estimated purchase price has been preliminary allocated as follows (in thousands):

As of August 25, 2007
Cash	$1,122
Accounts receivable	5,720
Inventory	12,025
Other assets	1,972
Property, plant and equipment	19,960
Accounts payable	(6,439)
Other liabilities	(10,490)
Long-term financing obligation and others	(18,470)

Net assets acquired	5,400
Identifiable intangible assets	60,600
In-process research and development	8,800
Fair value of unvested options assumed	4,811
Goodwill	171,127

Total estimated purchase price	$250,738

Note 4 contains information related to the cost of restructuring programs for Sipex employees and facilities. The costs were included as part of other liabilities assumed as of August 25, 2007.

The following table sets forth the components of the identifiable intangible assets, which are being amortized over their estimated useful lives on both a straight-line basis (dollars in thousands):

	Fair Value	Useful Life (in years)
Existing technology	$40,900	6.0
Patents/Core technology	7,900	5.0
Customer backlog	400	0.5
Distributors relationships	6,500	6.0
Customer relationships	4,300	7.0
Tradename/Trademarks	600	3.0

Total acquired identifiable intangible assets	$60,600

Acquired in-process Research and Development:

We recorded a charge of $8.8 million associated with acquired in-process research and development, or IPR&D, associated with the merger with Sipex for the three months ended September 30, 2007. Exar’s methodology for allocating the purchase price relating to purchase acquisitions to IPR&D is determined through established valuation techniques in the high-technology industry with the assistance of third-party service providers. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value.

The in-process technology relates to development projects that were underway at Sipex regarding its interface and power management product families. Within interface, specific projects relate to new products in its Multiprotocol and RS 485 families. Within power management, development activities relate to the commercialization of its digital power technology, LED drivers, DCDC regulators and controllers. All of these projects require further development and testing to bring up to full volume production. IPR&D projects for interface are expected to require $0.9 million to complete with expected revenue generation beginning late in calendar year 2007. IPR&D projects for power management are expected to require $2.2 million to complete with expected revenue generation beginning late in calendar year 2007.

The IPR&D charge of $8.8 million was determined by using the sum of the discounted expected future cash flows attributable to the in-process technology, taking into account the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows derived from the IPR&D were discounted at discount rates ranging from 25% to 40%. The percentage of completion for these projects ranged from 20% to 82%.

If the projects discussed above are not successfully developed, the sales and profitability of Exar may be adversely affected in future periods.

Pro forma financial information:

The following unaudited pro forma financial information is based on the respective historical financial statement of Exar and Sipex. The unaudited pro forma financial information reflect the consolidated results of operations as if the merger of Sipex occurred at the beginning of each period and includes the amortization of the resulting identifiable acquired intangible assets, and effects of the estimated write-up of Sipex inventory to fair value on cost of goods sold and the exclusion of interest expense on Sipex’s senior convertible notes. These unaudited pro forma financial information adjustments reflect their related tax effects. The pro forma data for each of the three and six month ended September 30, 2007 and 2006 also includes a non-recurring charge, consisting of acquired in-process research and development of $8.8 million. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Exar and Sipex been a consolidated entity during the periods presented.

The summary includes the impact of certain adjustments such as amortization of intangibles and stock-based compensation charges (in thousands except per share information):

	Three months ended September 30		Six months ended September 30
	2007	2006	2007	2006
Pro forma net sales	$28,836	$39,527	$64,356	$78,771
Pro forma net loss	$(33,575)	$(24,782)	$(40,136)	$(32,523)
Pro forma basic and diluted net loss per share	$(0.65)	(0.47)	$(0.77)	$(0.62)

NOTE 3. RELATED PARTY TRANSACTIONS

An affiliate of Future owns approximately 7.6 million shares or approximately 15% of Exar’s outstanding common stock as of September 30, 2007. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Exar’s products. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 19% of our total net sales for both the three months ended September 30, 2007 and 2006, and accounted for 20% of our total net sales in both the six months ended September 30, 2007 and, 2006.

We incurred expense to Future totaling approximately $5,000 for marketing promotional materials for both the three and six months ended September 30, 2007, respectively. No such expenses were recorded for the three and six months ended September 30, 2006.

Upon the merger with Sipex, Exar appointed one executive vice president of Future to its Board of Directors. The Board of Directors has determined that the new director is not independent within the meaning of The Marketplace Rule 4200(a)(15) of The NASDAQ Stock Market by virtue of our relationships with Future.

NOTE 4. RESTRUCTURING

In connection with the merger with Sipex, Exar’s management approved and initiated plans to restructure the operations of Sipex to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. The Sipex restructuring costs were accounted for as liabilities assumed as part of the purchase business combination as of August 25, 2007 in accordance with the Emerging Issues Task Force Issue No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination.”

The following table sets forth restructuring liabilities related to Sipex as of August 25, 2007 and September 30, 2007, which are included in other accrued expenses on the balance sheet, and the activities affecting the liabilities during the three months ended September 30, 2007 (in thousands):

	Balance at August 25, 2007	Utilization	Sub-lease income received	Balance at September 30, 2007
Facility costs	761	(14)	—	747
Severance costs	1,037	(19)	—	1,018
Facility costs assumed from Sipex	405	(97)	46	354

Total restructuring liabilities	2,203	(130)	46	2,119

The liabilities established as of August 25, 2007 in connection with the merger include the following:

•	A liability of $1.0 million for severance and termination benefits for employees;

•	A liability of $0.5 million for facility lease exit cost primarily in our international sites; and

•	A liability of $0.3 million for facility relocation and other costs.

The facility costs assumed from Sipex of $0.4 million primarily related to Sipex’s Billerica facility in Massachusetts.

For the three months ended September 30, 2007, approximately $19,000 represents cash severance payment to the employees. The remaining balance of $1.0 million for severance costs is expected to be paid out in the next twelve months.

For the three months ended September 30, 2007, approximately $14,000 was utilized against the reserve related to the facilities. The remaining balance of $0.7 million is expected to be paid during the remaining terms of the lease contracts which extend through 2012.

In addition, we utilized approximately $97,000 of the liability, primarily for our Billerica facility, during the three months ended September 30, 2007.

NOTE 5. INVENTORIES

At September 30, 2007, our inventories consist of the following (in thousands):

	September 30, 2007	March 31, 2007
Raw material	$83	$—
Work-in-process	7,936	2,426
Finished goods	7,440	2,353

Inventories	$15,459	$4,779

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

At September 30,2007, our property, plant and equipment consist of the following (in thousands):

	September 30, 2007	March 31, 2007
Land	$11,960	$6,660
Building	22,491	14,350
Machinery and equipment	59,334	52,670

	93,785	73,680
Accumulated depreciation and amortization	(50,394)	(48,276)

Property, plant and equipment, net	$43,391	$25,404

NOTE 7. LONG-TERM INVESTMENTS

Our long-term investments balance at September 30, 2007 and March 31, 2007 were as follows (in thousands):

	September 30, 2007	March 31, 2007
Long-term investments	$2,505	$2,670

We account for our long-term investments in TechFarm Ventures L.P. (Q), L.P. (“TechFarm Fund”) and Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”) consisting of their respective portfolios of non-marketable equity securities under the cost method. In accordance with the EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” we periodically review and determine whether the investments are other-than-temporarily impaired, in which case the investments are written down to their impaired value.

In the three months ended September 30, 2007, we performed a review of our investments and determined that two of the portfolio companies in the Skypoint Fund had limited cash on hand and financing opportunities was minimal. We concluded that a portion of the carrying value had been other-than-temporarily impaired and recorded an impairment charge against our earnings of $0.4 million.

In the three months ended September 30, 2006, we became aware that two of Skypoint Fund’s portfolio companies would be liquidated. We believed a portion of the carrying value of our investment in the Skypoint Fund was other-than-temporarily impaired. In the three months ended September 30, 2006, we recorded an impairment charge against our earnings of $0.8 million. Additionally, in the second quarter of fiscal 2007, we determined that the TechFarm Fund management fees continued to deplete the fund capital without any appreciation in the valuation of portfolio companies, and therefore concluded that a portion of the carrying value of our investment in the TechFarm Fund was other-than-temporarily impaired. In September 2006, we recorded an impairment charge against our earnings of $0.1 million in connection with the TechFarm Fund.

As of September 30, 2007, we have a remaining obligation to make a capital contribution of approximately $1.0 million, limited to companies currently in the portfolio, to Skypoint Fund upon its request.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is not be amortized, but instead is tested for impairment at least annually and more frequently if certain indicators are present. As of September 30, 2007, we are not aware of an indication that would suggest any impairment. The increase in the carrying amount of our goodwill from $5.2 million at March 31, 2007 to $176.3 million at September 30, 2007 is due to goodwill acquired in connection with our merger with Sipex on August 25, 2007.

Intangible Assets

Our purchased intangible assets are primarily comprised of intangible assets acquired in connection with our merger with Sipex in August 2007, our acquisition of the Optical Networking Business Unit of Infineon Technologies A.G. in April 2005 as well as other individually acquired intellectual property.

As of September 30, 2007 and March 31, 2007, our purchased intangible assets were as follows (in thousands):

	September 30, 2007			March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$48,310	$(3,222)	$45,088	$7,328	$(1,877)	$5,451
Patents/Core technology	7,900	(165)	7,735	—	—	—
Customer backlog	400	(42)	358	—	—	—
Customer relationships	10,800	(176)	10,624	—	—	—
Tradename/Trademarks	600	(21)	580	—	—	—

	$68,010	$(3,626)	$64,385	$7,328	$(1,877)	$5,451

The estimated amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
Remainder of 2008	$6,201
2009	11,806
2010	11,806
2011	11,314
2012	10,134
2013 and thereafter	13,124

$64,385

The aggregate amortization expenses for our purchased intangible assets for the three and six months ended were as follows (in thousands):

Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
$1,432	$1,749

NOTE 9. EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the periods in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Diluted EPS reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock were exercised or converted into common stock and the application of the treasury stock method to unvested restricted stock units and restricted stock. A summary of our earnings (loss) per share for the three and six months ended September 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(16,410)	$1,779	$(11,799)	$3,784

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings per share	41,796	36,315	38,843	36,061
Dilutive effect of stock options and restricted stock units	—	191	—	320

Shares used in computation of diluted earnings per share	41,796	36,506	38,843	36,381

Earnings per share - basic and diluted	$(0.39)	$0.05	$(0.30)	$0.10

For the three and six months ended September 30, 2007, as we incurred a net loss, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Approximately 626,000 and 582,000 shares of options and RSUs , for the three and six months ended September 30, 2007, respectively, were excluded from our loss per share calculation. Had we have income for these two periods, our diluted shares would increase by these aforementioned amounts.

For the three and six months ended September 30, 2006, approximately 5.4 million and 5.1 million options to purchase common stock, at exercise prices ranging from $12.09 to $54.75 for both periods, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method.

For the three and six months ended September 30, 2007, approximately 4.0 million and 4.1 million of options to purchase shares of common stock at exercise prices ranging from $10.34 to $86.10 for both periods, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method.

NOTE 10. COMMON STOCK REPURCHASES

On August 31, 2007, we established a new Share Repurchase Plan (“SRP”) authorizing the repurchase of up to $100 million of Exar’s common stock over the next twelve months. This SRP is in parallel to the SRP announced in March 2001, which covers the repurchase of up to $40 million of Exar’s common stock.

During the three and six months ended September 30, 2007, we repurchased a total of 2.1 million and 2.4 million shares, respectively, of Exar’s common stock at an aggregate cost of $28.4 million and $32.4 million, respectively, under both SRPs.

NOTE 11. STOCK-BASED COMPENSATION

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

The 2006 Plan terms do not allow for future grants under our 2000 Equity Incentive Plan, the 1997 Equity Incentive Plan and the 1996 Non-Employee Directors’ Stock Option Plan (“Prior Plans”). The maximum number of shares of common stock that may be issued under the 2006 Plan equals the sum of: (1) 2,800,000 shares, plus (2) the number of any shares subject to stock options granted under any of the Prior Plans and outstanding as of September 7, 2006 which expire or for any reason are cancelled or terminated after September 7, 2006 without being exercised. As of September 30, 2007, there were 6,994,592 options outstanding under 2006 Plan and the Prior Plans and 3,513,204 shares were available for future grant.

Upon the merger with Sipex, Exar assumed options to purchase 2,222,306 shares of our common stock (after the application of the exchange ratio in the merger) that had been granted by Sipex and Sipex’s five option plans: the 1997 Stock Option Plan, 1999 Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Non-statutory Stock Option Plan and 2006 Equity Incentive Plan. We can grant options or issue shares pursuant to the assumed Sipex plans, but only to former Sipex employees or employees of the combined company hired after the merger.

Generally, options under the 2006 Plan are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although the 2006 Plan provides that options may be granted with a term of up to ten years. Options generally vest at a rate of 25%, on their anniversary date, over four years. Assumed Sipex’s plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant.

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

A summary of stock option transactions for all stock option plans is as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at March 31, 2007	5,294,117	$16.57
Options assumed from Sipex	2,222,306	6.84
Options granted	392,400	13.20
Options exercised	(191,946)	11.62
Options cancelled	(424,860)	22.33
Options forfeited	(297,425)	13.11

Balance at September 30, 2007	6,994,592	$14.08	4.00	$11,639,073

Vested and expected to vest, September 30, 2007	6,772,944	$14.18	3.89	$11,168,113

Vested and exercisable, September 30, 2007	5,057,794	$15.17	2.72	$7,644,311

(1)

Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our stock on September 30, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 30, 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the fair value of our common stock of $13.06 as of September 30, 2007, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at September 30, 2007 and 2006 was 3.9 million and 1.4 million, respectively.

Total intrinsic value of options exercised was approximately $0.4 million and $1.6 million for the six months ended September 30, 2007 and 2006, respectively. Total cash received related to option exercises was $2.2 million and $14.3 million for the six months ended September 30, 2007 and 2006, respectively. We recorded a tax benefit of $0.4 million and $0.6 million related to the option exercises for the six months ended September 30, 2007 and 2006, respectively. Upon option exercise, we issue shares of common stock.

Total unrecognized compensation cost of $11.1 million and $5.5 million at September 30, 2007 and 2006, respectively, will be recognized over a weighted average period of 2.72 and 1.59 years, respectively.

Restricted Stock Awards (“RSWs”)

We awarded 30,000 shares of restricted stock to our former president and chief executive officer on March 24, 2005 in connection with his employment agreement. The restricted stock vests annually over a period of three years and has a grant date fair value of $13.52. At September 30, 2006, 20,000 shares remain unvested with a remaining contractual life of 1.50 years. At September 30, 2007, there were no unvested shares of RSWs.

For the three and six months ended September 30, 2006, stock-based compensation expense was $34,000, associated with these awards. Total unrecognized compensation cost in connection with this restricted stock was $0.2 million at September 30, 2006. For the three and six months ended September 30, 2007, no stock-based compensation expense was recorded and there was no unrecognized compensation cost at September 30, 2007.

Restricted Stock Units (“RSUs”)

Total unrecognized stock-based compensation costs for our unvested RSUs was $2.6 million at September 30, 2007 and is expected to be recognized as compensation expense over a weighted average period of 1.65 years. There were approximately 25,000 RSUs outstanding as of September 30, 2006.

A summary of restricted stock unit transactions follows:

	Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at March 31, 2007	204,918	$13.18
Granted	95,500	13.55
Issued and released	(40,750)	13.17
Cancelled	(47,956)	13.27

Outstanding at September 30, 2007	211,712	$13.26	1.69	$2,764,959

Vested and expected to vest at September 30, 2007	189,107	$11.84	1.65	$2,469,736

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on September 30, 2007, multiplied by the number of nonvested RSUs or expected to vest as of September 30, 2007.

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

During the three months ended September 30, 2007, Exar granted approximately 20,000 shares of performance based RSUs to certain executives, issuable on March 31, 2008. Based on our assessment of meeting the performance targets established for each individual and probability that these targets will be achieved, we recorded approximately $22,000 compensation expenses related to the grants.

Upon the merger with Sipex, we entered into an agreement with our chief executive officer whereby he would be granted 20,000 shares of Exar’s common stock if certain financial targets are met; 10,000 shares of common stocks are issuable on March 31, 2008 and September 30, 2008, respectively. Based on our assessment of the probability of achieving the performance targets, no compensation expense was recorded in connection with this agreement for the three months ended September 30, 2007.

Valuation of Stock-Based Compensation

Effective April 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) by using the modified prospective transition method. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest over the requisite service periods beginning on April 1, 2006. Under SFAS No. 123R, we have elected to use the straight-line attribution method for expensing stock-based compensation. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results.

We recorded stock-based compensation expense for the three and six months ended September 30, 2007 and 2006 as follows (in thousands):

	For the Three Months Ended September 30		For the Six Months Ended September 30
	2007	2006	2007	2006
Cost of sales	$106	$29	$134	$54
Research and development	324	352	548	678
Selling, general and administrative	938	782	1,447	1,497

Stock-based compensation expense	1,368	1,163	2,129	2,229

At September 30, 2007, there was approximately $197,000 of total unamortized compensation cost capitalized in inventory. At September 30, 2006, there was no unamortized compensation cost capitalized in inventory.

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

The assumptions used to estimate the fair value of stock options granted for the three and six months ended September 30, 2007 and 2006 (annualized percentages) are shown below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Expected term of options (years)	4.5 - 5.0	5.1 - 5.3	4.5 - 5.0	5.1 -5.3
Risk-free interest rate	4.3% - 4.4%	4.7%	4.4% - 4.8%	4.7% - 4.9%
Expected volatility	31% - 35%	42% - 43%	30% -36%	42% -51%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$4.95	$5.82	$4.89	$5.88

Employee Stock Participation Plan (“ESPP”)

The Exar’s ESPP is non-compensatory under SFAS 123R. It permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-month offering period.

For the six months ended September 30, 2007 and 2006, we purchased and distributed 16,462 and 18,207 shares, at weighted average prices of $12.66 and $12.61, respectively, to participating employees. At September 30, 2007, we had reserved approximately 1,680,000 million shares of common stock for future issuance under our ESPP.

NOTE 12. WARRANTS

In connection with our merger with Sipex, we assumed warrants that were previously issued by Sipex in May 2006. The warrants are exercisable at any time for shares of Exar common stock at an initial exercise price of $9.63 per share, subject to adjustment upon certain events. The warrants expire on May 18, 2011. As of September 30, 2007, there are outstanding warrants exercisable for approximately 280,000 shares of our common stock.

NOTE 13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Siex Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(16,410)	$1,779	$(11,799)	$3,784

Other comprehensive (loss) income:
Cumulative translation adjustments	(48)	(27)	(57)	(78)
Unrealized (loss) gain, on marketable securities, net of tax	516	344	352	473

Total other comprehensive income (loss)	468	317	295	395

Comprehensive income (loss)	$(15,942)	$2,096	$(11,504)	$4,179

NOTE 14. LEASE FINANCING OBLIGATION

In connection with the merger with Sipex, we assumed Sipex’s lease financing obligation related to Sipex’s headquarters facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”). The lease term expires March 2011 with average lease payments of approximately $1.4 million per year. Exar has an option to extend the lease for an additional five years when the current term expires.

The fair value of the Hillview facility was estimated at $13.4 million at the time of the merger and is included within property, plant and equipment on the consolidated balance sheet. In connection with purchase accounting, Exar has accounted for this assumed sale and leaseback transaction as a financing transaction with the liability on the condensed consolidated balance sheet as “long-term lease financing obligation.” The effective interest rate is 8.2%. Depreciation for the Hillview facility is recorded over the straight-line method for the remaining useful life.

Future minimum lease payments for the lease financing obligation as of September 30, 2007 are as follows (in thousands):

Fiscal year ending March
2008 (remaining 6 months)	$668
2009	1,374
2010	1,415
2011	13,624

Total minimum lease payments	17,081
Less: amount representing interest	(3,700)

Present value of minimum lease payments	13,381
Less: current portion of lease financing obligation	221

Long-term lease financing obligation	$13,160

For both the three and six months ended September 30, 2007, interest expense totaled $92,000 for the lease financing obligation.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with another entity to participate in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. We believe that site closure costs pertaining to the capping of wells and removal of the filtering system will be immaterial. We estimate that our accrual of $0.2 million as of September 30, 2007 is sufficient to cover the estimated remaining 3 to 4 years of continued remediation activities and post-remediation site closure activities. If further investigation reveals that additional remediation needs to be employed or that related site closure costs exceed original estimations, we would be required to accrue an additional provision for such remediation or site closure costs.

On August 21, 2003, Sipex signed an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. Exar is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. Exar has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of September 30, 2007, the minimum purchase commitment with PolarFab was approximately $1.5 million for the following nine months.

On February 27, 2006, Sipex entered into a definitive Master Agreement with Silan. This transaction was related to closing Sipex’s wafer fabrication operations located in Milpitas, California and that Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex’s process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight (8) of its processes and related product manufacturing to Silan. Once Sipex confirms to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to its specifications, Silan shall commence commercial manufacturing for Sipex. Subject to Sipex’s option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating Sipex, or Exar, to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for two years. As of September 30, 2007, several CMOS (complementary metal oxide semiconductor) and all bipolar and BiCMOS (bipolar CMOS) product qualification have been completed to Sipex’s specifications. Additional CMOS product qualification testing is ongoing. As of September 30, 2007, the minimum purchase commitment was approximately $1.2 million.

Generally, we warrant all of our products against defects in materials and workmanship for a period of ninety days from the delivery date. Certain products are sold with warranties ranging from one to two years depending upon the customers. Our liability is limited to either replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial. In connection with our merger with Sipex, we assumed a warranty liability of approximately $0.7 million.

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

NOTE 16. LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of the matters discussed below and other matters is not presently determinable, management currently believes that the resolution of all such pending matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Ericsson Wireless Communication, Inc. and Vicor Corporation

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

We filed a motion for an order finding the Settlement Agreement that we entered with Ericsson was in good faith on December 20, 2006. The Court heard the motion on January 12, 2007. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. The result of the finding of good faith was that Vicor’s indemnity claims were subject to dismissal. On February 13, 2007, Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding. The Court of Appeal summarily denied Vicor’s petition on February 28, 2007. On July 10, 2007, the San Diego Superior Court dismissed Vicor’s indemnity claims and entered judgment in our favor. Vicor filed a notice of appeal on September 6, 2007.

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

DiPietro v. Sipex

In April 2003, Plaintiff Frank DiPietro (former CFO of Sipex Corp.) brought an action for breach of contract against Sipex. Mr. DiPietro was seeking approximately $800,000 in severance benefits. Sipex counterclaimed for approximately $150,000, which it was owed under a promissory note signed by Mr. DiPietro. In August 2004, Sipex filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro). In June 2005, the Middlesex Superior Court, Massachusetts, granted both Sipex’s Motions for Summary Judgment. Soon thereafter, Mr. DiPietro filed a notice of appeal. Sipex then filed motions for costs and pre-judgment interest. Sipex was successful in its motion for prejudgment interest and it was successful in requiring Mr. DiPietro to pay over $900 in deposition costs.

After these judgments, Sipex sought assurance from Mr. DiPietro that he had assets to cover this judgment. When it did not receive a satisfactory response, it filed a motion for attachment. On November 15, 2005, the Court ordered that Mr. DiPietro post a bond in the amount of $150,000. After some additional motion practice, Mr. DiPietro posted the bond.

Then, after judgment was formally entered in Superior Court, the clerk of the Superior Court collected the docket and sent it to the Appeals Court of Massachusetts. On June 21, 2006, Mr. DiPietro thereafter served Sipex with his appeal brief. On July 20, 2006, Sipex served its Opposition and Mr. DiPietro’s Reply Brief was served on August 3, 2006. On December 12, 2006, the Appeals Court heard arguments in DiPietro v. Sipex and asked for a letter clarifying a legal issue that Sipex provided on December 28, 2006. On January 12, 2007, Mr. DiPietro sent a letter responding to our letter.

On May 14, 2007, the Appeals Court issued its decision reversing the Superior Court’s grant of summary judgment and remanding the case for further proceedings. Sipex immediately filed a motion for enlargement of time to file a Petition for Rehearing and an Application for Further Appellate Review. Sipex’s Petition for Rehearing was filed on June 13, 2007 in the Massachusetts Appeals Court and its Application for Further Appellate Review was filed on June 28, 2007 in the Massachusetts Supreme Judicial Court. Thereafter, on July 9, 2007, DiPietro filed its Opposition to Sipex Corporation’s Application for Further Appellate Review and on July 18, 2007 filed his Response to Sipex’s Petition for Rehearing. In early September 2007, the Appeals Court amended its decision to clarify issues addressed in Sipex’s Petition for Rehearing. We are still waiting for a final decision from the SJC on Sipex’s Application for Further Appellate Review.

Meanwhile, Mr. DiPietro filed a motion to release the bond he posted in early 2006 for the judgment amount due to the Appeals Court decision. On October 11, 2007, a hearing was held in the Middlesex Superior Court on this issue. On October 22, 2007, the court allowed this motion and Mr. DiPietro’s bond was released.

Sipex v. Lestina

On or about October 26, 2006, Sipex initiated an arbitration proceeding before the American Arbitration Association against one of its distributors, Lestina International (“Lestina”). Sipex’s Demand For Arbitration (the “Demand”) alleges that Lestina breached the Distributor Agreement between Sipex and itself by, inter alia, failing to make timely payments on invoices resulting in a $281,667.23 unpaid balance, plus interest, owing to Sipex. The Demand also seeks attorneys’ fees and costs of suit.

On or about January 15, 2007, Lestina filed an Answer denying the allegations of Sipex’s Demand and, at the same time, filed its Cross-Complaint For Damages (“Cross-Complaint”) against Sipex in the same arbitration proceeding. In the Cross-Complaint, Lestina asserts, inter alia, that Sipex breached the Distributor Agreement by failing to fulfill all outstanding orders placed by Lestina prior to that Agreement’s termination, and that Sipex committed other acts constituting interference with Lestina’s contractual relations and negligent misrepresentation. Lestina seeks damages in an amount according to proof at trial (and which it claims is virtually identical to the amount Sipex claims Lestina owes it), plus attorneys’ fees and costs.

On August 8, 2007, the arbitrator issued her Interim Award. Pursuant to the Interim Award, the arbitrator determined that Lestina ordered and Sipex delivered products worth $279,821.23, but further determined that Lestina was entitled to two offsets (of $254,042.85 and $24,202.00) thus reducing Sipex’s claim to $1,576.38, and Sipex was awarded that amount in the Interim Award.

The arbitrator requested the parties to submit, no later than August 14 2007, further briefing on the issues of interest, costs and attorneys’ fees. The parties ultimately agreed to a settlement of the entire dispute, obviating the need for the arbitrator to issue a final order. Although the settlement in principle was agreed to prior to August 25, 2007, the final documentation of the agreement was signed by Lestina subsequent to August 25, 2007.

Pursuant to the terms of the written settlement agreement, in addition to the exchange of mutual releases between the parties, Lestina agreed to destroy certain Sipex inventory in its possession, and Sipex agreed to pay Lestina’s attorneys the sum of $7,000.00. The parties agreed to dismiss the arbitration.

NOTE 17. INCOME TAXES

During the second quarter of fiscal year 2008, we recorded an income tax provision of $6.2 million compared to an income tax provision of $1.5 million in the second quarter of fiscal year 2007. The increase in our income tax provision from the three months ended September 30, 2006 reflects the establishment of an $8.3 million valuation allowance against all our deferred tax assets as a result of the combined companies loss offset, in part, by benefits from lower pre-tax income.

As a result of the $8.3 million charge for the establishment of a valuation allowance during the second quarter of fiscal year 2008, our effective tax rate benefit for the second quarter of fiscal year 2008 was (60.0)%.

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

The cumulative effect of adopting FIN 48 was a decrease in the liability for uncertain tax positions and an increase of $0.2 million to the April 1, 2007 opening retained earnings balance. Upon adoption, the liability for uncertain tax positions at April 1, 2007 was $0.8 million. Consistent with the provisions of FIN 48, we reclassified $0.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. In addition, Exar decreased current taxes payable and deferred tax assets by $3.5 million for unrecognized tax benefits which serve to reduce net operating loss and tax credit carryforwards.

The total amount of gross unrecognized tax benefits as of the April 1, 2007 adoption date was $7.7 million. The unrecognized tax benefits increased by $3.1 million and $3.2 million during the three and six months ended September 30, 2007, respectively, to $10.9 million primarily as a result of the merger with Sipex during the quarter. If recognized $1.1 million of these unrecognize tax benefits would be recorded as a reduction of future income tax provision.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $0.1 million and $0.2 million as of April 1, 2007 and September 30, 2007, respectively.

Exar’s only major tax jurisdictions are the United States federal and various states. The fiscal years 1997 through 2007 remain open and subject to examinations by the appropriate governmental agencies in the United States with fiscal years 2000 through 2007 open to audits in certain of Exar’s state jurisdictions.

NOTE 18. INDUSTRY AND SEGMENT INFORMATION

We operate in one reportable segment and design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including networking, serial communications and storage. The nature of our products and production processes as well as type of customers and distribution methods is consistent among all of our products.

Net sales by product line are as follows (in thousands):

	For the Three Months Ended September 30		For the Six Months Ended September 30
	2007	2006	2007	2006
Interface	$10,619	$10,580	$20,574	$21,375
Communications	6,780	7,923	13,926	15,359
Power management	1,774	—	1,774	—

Total net sales	$19,173	$18,503	$36,274	$36,734

The following table sets forth revenue by geographic area for the three and six months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended September 30		For the Six Months Ended September 30
	2007	2006	2007	2006
United States	$6,318	$8,418	$13,203	$16,337
China	4,101	2,527	7,068	4,984
Asia (excludes China)	3,672	2,822	6,231	6,027
Italy	2,048	1,822	3,843	3,729
Europe (excludes Italy)	3,034	2,877	5,929	5,572
Rest of the world	—	37	—	85

Total net sales	$19,173	$18,503	$36,274	$36,734

For the three months ended September 30, 2007 and 2006, Alcatel-Lucent represented 11% and 16%, respectively, of our net sales. For the six months ended September 30, 2007 and 2006, Alcatel-Lucent represented 11% and 16%, respectively, of our net sales. No other direct customers accounted for 10% or greater of our net sales in these periods.

Substantially all of our long-lived assets at September 30, 2007 and 2006, respectively, were located in the United States.

NOTE 19. RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 20. SUBSEQUENT EVENT

On October 12, 2007, Cypress Semiconductor Corporations (“Cypress”) filed an action against Sipex Corporation (“Sipex”), Exar Corporation (Exar), Ralph Schmitt and Does 1 through 50, which includes eleven (11) causes of action, including: (1) trade secret misappropriation; (2) violation of the Computer Fraud and Abuse Act, 18 U.S.C. §1030; (3) unfair competition under Cal. Bus. & Prof. Code §§17200 et seq.; (4) tortious interference with contract; (5) interference with actual and prospective economic advantage; (6) breach of fiduciary duty and the duty of loyalty; (7) inducement of breach of fiduciary duty; (8) breach of written contract; (9) breach of the covenant of good faith and fair dealing; (10) conversion; and (11) unjust enrichment. The second, sixth, eighth and ninth causes of action are alleged against Mr. Schmitt only. Mr. Schmitt became Exar’s President and CEO on August 25, 2007 and, prior to Exar’s merger with Sipex, he served as Sipex’s President and CEO. The case purportedly arises from Mr. Schmitt’s departure from Cypress, where he was an executive, and his subsequent employment by Sipex. Cypress claims that Mr. Schmitt took Cypress confidential information to Sipex and then Sipex hired Cypress employees, who are also alleged to have taken Cypress confidential information. Exar disputes the allegations in the complaint, believes it has meritorious defenses, and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, Exar is unable to determine the probability that the claim asserted by Cypress will result in liability. As of the date of this report, Exar does not believe that the litigation will have a material impact on its financial condition, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere regarding (1) our revenue growth, (2) our gross profits, (3) our research and development efforts and related expenses, (4) our selling, general and administrative expenses, (5) our belief that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our anticipation that we will continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term and/or lease financing and additional sales of equity securities, (7) the possibility of future acquisitions and investments, and (8) our ability to accurately estimate our variables used in valuing stock-based compensation. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement.

Overview

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor corporation that designs, develops, markets, and sells power management and connectivity silicon solutions. Supplying both analog and digital technologies, we enable a wide array of applications such as portable devices, home media gateways, communications systems, and industrial automation equipment. We have a broad portfolio of high-performance interface devices: Universal Asynchronous Receiver Transmitters (“UARTs”), serial transceivers, and integrated combinations. With almost 20 industry-first solutions, our UART offering provides customers with the low power, reduced board space and increased bandwidth capacity required for rapidly changing market demands. Building on this strong industry foundation, we also have a growing number of interface combination ICs that incorporate adjacent device functions – RS232, RS485, or I2C — onto a single, highly integrated product. Our power management products, such as PowerBlox™, regulators (boost and buck), charge pumps, and controllers, provide measured levels of power to the system, independent of normal operating changes and temperature fluctuations. Our products are designed to enable solutions that produce more power at higher efficiencies, such as drivers for Light Emitting Diodes (LEDs) for consumer and portable display monitors. Across the communications infrastructure, sophisticated data aggregation, transport and processing are done at the network switch, router and hub level by physical layer and access control solutions. We support this critical requirement with proven devices spanning T1/E1 to SONET/SDH transmission speeds. We also offer advanced framers and mappers enabling high bandwidth data aggregation over SONET/SDH and helping to accelerate the convergence of packet based data transport over existing communications infrastructure. Finally, we offer a portfolio of Serial Advanced Technology Attachment (“SATA”) port multipliers, and port selectors that facilitate data deployment across varied storage environments.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, Asia, and Japan. Our products are sold in the United States through a number of manufacturer’s representatives and distributors. Internationally, our products are sold through various regional and country specific distributors with locations in thirty-three countries around the globe. In addition to these sales offices, we also employ a worldwide team of field application engineers to work directly with our customers. Our international sales represented 67% and 64% of net sales for the three and six months ended September 30, 2007, respectively, as compared to 55% and 56%, respectively, for the same periods a year ago. These international sales consist primarily of export sales from the United States that are denominated in U.S. dollars. Such international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in U.S. dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject us to tariffs, our gross profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Risk Factors” under Part II, Item 1A.

On August 25, 2007, we completed the merger with Sipex Corporation (“Sipex”). As a result of the merger, Sipex became a wholly owned subsidiary of Exar and each share of Sipex common stock issued and outstanding immediately prior to the effective time of the merger was converted into 0.6679 shares of Exar common stock. Approximately 16.5 million shares of Exar common stock were issued to former Sipex stockholders in connection with the merger.

Sipex was a leading provider of analog integrated circuit solutions for a variety of communications and computing applications that designs, manufactures and markets high performance, analog integrated circuits or “ICs” used by original equipment manufacturers, or OEMs, and in the computing, consumer electronics, communications and networking infrastructure markets. The merger was accounted for as a purchase. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in Exar’s consolidated financial statements beginning from August 26, 2007.

Subsequent Event

Please refer to Note 20 of Notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I for a discussion of the subsequent event involving litigation with Cypress Semiconductor, which is incorporated herein by reference.

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) net sales; (2) reserves for excess inventories; (3) income taxes; (4) non-marketable equity securities; and (5) stock-based compensation. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Our accounting policy for revenue recognition is described below to emphasize our revenue recognition to distributors. Our accounting policy for income taxes, which changed in the first quarter of fiscal year 2008 in connection with adoption of the Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), is described below.

Revenue Recognition

Exar recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulleting 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

Exar derives revenue from the sale of its products principally to Original Equipment Manufactures (“OEMs”) or their contract manufactures and to distributors. Our delivery terms are primarily FOB shipping point, at which time title and all risks of ownership transfer to the customer. For the three and six months ended September 30, 2007, approximately 32 and 35%, respectively, of our net sales were derived from product sales to our primary distributors and approximately 68% and 65%, respectively, of our net sales were derived from product sales to other distributors, OEM customers and other non-distributors.

Non-distributors:

For non-distributors, revenue is recognized when title to the product is transferred to the customers, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided at the time product sales are recognized. An allowance for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating an allowance.

Distributors:

Our primary distributor agreements permit the return of 3% to 10%, of a distributor’s purchases of a preceding quarter for purposes of stock rotation. We also provide discounts to certain distributors based on volume of product ordered for a specific product with a specific volume range for a given customer over a period not to exceed one year.

•

Sell-in Basis: Revenue is recognized upon shipment if we conclude we can reasonably estimate the credits for returns, pricing allowances and/or other concessions. We record an estimated allowance, at the time of shipment, based upon historical patterns of returns, and pricing allowances and other concessions (i.e., “sell-in” basis).

•

Sell-through Basis: Revenue and the related costs of sales is deferred until the resale to the end customer if we grant more than limited rights of returns, pricing allowance and/or other concessions or if we cannot reasonably estimate the level of returns and credits issuable (i.e., “sell-through” basis). Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point Exar has a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred income as sales and cost of sales.

Exar’s historical patterns of returns, pricing allowances and other concessions with distributors have been fairly consistent, which has enabled us to reasonably estimate such allowances at the time of shipment. Therefore, we have historically recognized revenue on sales to all distributors on a sell-in basis and recorded an estimated allowance, at the time of shipment, based on authorized and historical patterns of returns and other concessions. Concurrent with the merger with Sipex, we reassessed our expected ability to continue to reasonably estimate such allowances for each of our distributors as well as for Sipex’s distributors. Prior to the merger, Sipex recognized revenue on sales to all distributors on a sell-through basis. Consistent with Sipex’s past practice, we have concluded that we are not able to reasonably estimate such allowances at the time of shipment of products to Sipex’s distributors. Therefore, we have determined that consistent with Sipex’s past practice, we will continue to recognize sales to Sipex’s distributors on sell-through basis. In addition, as a result of the merger, Exar’s relationship and marketing and sales practices with our two primary distributors, Future Electronics Inc. (“Future”) and Nu Horizon Electronics Corp. (“Nu Horizons”) have changed. Further, as disclosed in Note 3, is now a related party to Exar. As a result of these changes, Exar has concluded that it can no longer reasonably estimate returns, pricing allowances and other concessions at the time of shipment of products to these distributors. Accordingly, as of August 26, 2007, Exar determined it was appropriate that revenue on all sales to Future, and Nu Horizons, be recognized on a sell-through basis.

As a result of revenue on sales to Exar’s two primary distributors now being recognized on a sell-through basis, $2.1 million of revenue and $0.5 million of related cost of sales is deferred at September 30, 2007, and is included within Deferred Income on the consolidated balance sheet.

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

The total amount of gross unrecognized tax benefits as of the April 1, 2007 adoption date was $7.7 million. The unrecognized tax benefits increased by $3.1 million and $3.2 million during the three and six months ended September 30, 2007, respectively, to $10.9 million primarily as a result of the acquisition of Sipex during the quarter. If recognized $1.1 million of these unrecognize tax benefits would be recorded as a reduction of future income tax provision.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $0.1 million and $0.2 million as of April 1, 2007 and September 30, 2007, respectively.

Our major tax jurisdictions are the United States federal and various states. The fiscal years 1997 through 2007 remain open and subject to examinations by the appropriate governmental agencies in the United States with fiscal years 2000 through 2007 open to audits in certain of our state jurisdictions.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	37.4	29.9	35.0	29.3
Amortization of purchased intangible assets	7.8	1.3	4.8	1.3

Total cost of sales	45.2	31.2	39.8	30.6

Gross profit	54.8	68.8	60.2	69.4

Operating expenses:
Research and development	84.8	36.1	61.5	36.2
Selling, general and administrative	44.3	32.5	38.7	34.7

Total operating expenses	129.1	68.6	100.2	70.9

Income (loss) from operations	(74.3)	0.2	(40.0)	(1.5)

Interest income and other, net	23.3	22.9	24.7	21.6
Other than temporary loss on long-term investments	(2.3)	(5.2)	(1.2)	(2.6)

Income (loss) before income taxes	(53.3)	17.9	(16.5)	17.5
Provision for income taxes	32.1	8.3	16.0	7.2

Net income (loss)	(85.4)%	9.6%	(32.5)%	10.3%

Net Sales by Product Line

As described above in Critical Accounting Policies and Use of Estimates, we began to recognize revenue to our two primary distributors on a sell-through basis as of August 26, 2007. Deferred revenue by product line, geography and sales channel are noted below.

The following table shows product line net sales in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30					Six Months Ended September 30
	2007		2006		Change	2007		2006		Change
Net sales:
Interface	$10,619	55.4%	$10,580	57.2%	0%	$20,574	56.7%	$21,375	58.2%	(4%)
Communications	6,780	35.4%	7,923	42.8%	(14%)	13,926	38.4%	15,359	41.8%	(9%)
Power management	1,774	9.2%	—	—	100%	1,774	4.9%	—	—	100%

Total	$19,173	100.0%	$18,503	100.0%		$36,274	100.0%	$36,734	100.0%

Interface

Interface products include UARTs products, video, imaging and other products as well as interface transceiver products acquired in the merger with Sipex.

Net sales for interface products for the three and six months ended September 30, 2007 includes $1.1 million in net sales due to the merger. As a result of transitioning revenue recognition for our two primary distributors to a sell-through basis as of August 26, 2007, we deferred revenue for interface products of $1.5 million at September 30, 2007.

In addition, net sales of UARTs for the three and six months ended September 30, 2007, decreased due to a shift in mix to lower priced products and lower prices for certain products.

Communications

Communication products include network and transmission products, storage products, as well as optical products acquired in the merger with Sipex.

Net sales for communications products for the three and six months ended September 30, 2007 includes $0.2 million in net sales of products acquired in the merger. As a result of transitioning revenue recognition for our two primary distributors to the sell-through basis as of August 26, 2007, we deferred revenue for communications products of $0.6 million at September 30, 2007.

Power Management

Power management products were acquired in the merger with Sipex and increased net sales $1.8 million for the three and six months ended September 30, 2007 compared to the same periods a year ago.

Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30					Six Months Ended September 30
	2007		2006		Change	2007		2006		Change
Net sales:
Primary distributors	$6,061	31.6%	$7,032	38.0%	(14%)	$12,658	34.9%	$14,020	38.2%	(10%)
OEM and others	13,112	68.4%	11,471	62.0%	14%	23,616	65.1%	22,714	61.8%	4%

Total	$19,173	100.0%	$18,503	100.0%		$36,274	100.0%	$36,734	100.0%

Net sales to our two primary distributors, Future and Nu Horizons for the three months and six months ended September 30, 2007 includes $0.4 million in sales due to the merger. As a result of transitioning revenue recognition for our two primary distributors to a sell-through basis as of August 26, 2007, we deferred revenue of $2.1 million at September 30, 2007.

Net sales to other distributors including OEM and their subcontract manufacturers for the three and six months ended September 30, 2007 includes $2.5 million in sales due to the merger.

Sales by Geography

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30					Six Months Ended September 30
	2007		2006		Change	2007		2006		Change
Net sales:
United States	$6,318	33.0%	$8,418	45.5%	(25%)	$13,203	36.4%	$16,337	44.5%	(19%)
International	12,855	67.0%	10,085	54.5%	27%	23,071	63.6%	20,397	55.5%	13%

Total	$19,173	100.0%	$18,503	100.0%		$36,274	100.0%	$36,734	100.0%

Net sales in the United States for the three and six months ended September 30, 2007, includes $0.4 million in sales due to the merger. As a result of transitioning revenue recognition for our two primary distributors to a sell-through basis as of August 26, 2007, we deferred revenue of $2.1 million at September 30, 2007.

Net sales in international markets for the three and six months ended September 30, 2007, includes $2.5 million in sales due to the merger.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30					Six Months Ended September 30
	2007		2006		Change	2007		2006		Change
Net sales	$19,173		$18,503			$36,274		$36,734
Gross profit	10,484	54.7%	12,733	68.8%	(18%)	21,841	60.2%	25,492	69.4%	(14%)

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, testing, quality assurance and product yields;

•	the cost of personnel and related stock-based compensation expense, and cost of equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets; and

•	provisions for excess and obsolete inventory.

The decrease in gross profit for the three and six months ended September 30, 2007, as compared to the same period a year ago, was primarily a result of the merger of Sipex, increased amortization of purchased intangible assets of $1.1 million, and the sales of Sipex’s products that have lower gross margins. Stock-based compensation expense recorded in cost of sales was minimal for both periods indicated.

We anticipate that gross profit will continue to fluctuate as a percentage of net sales and in absolute dollars due to, among other factors, future fluctuations in net sales, product mix, manufacturing costs, competitive pricing, manufacturing yields, excess and obsolete inventory, merger related expenses, the recognition of the synergy benefits and future amortization of any additional license technology.

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30					Six Months Ended September 30
	2007		2006		Change	2007		2006		Change
Net sales	$19,173		$18,503			$36,274		$36,734
Total research and development	7,452	38.9%	6,677	36.1%	12%	13,511	37.2%	13,291	36.2%	2%

Research and development expenses consist primarily of:

•	salaries, stock-based compensation and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment; and

•	facility expenses.

The increase in R&D expenses for the three and months ended September 30, 2007, as compared to the same period a year ago, was primarily a result of an incremental $1.1 million associated with Sipex R&D expenses, $0.3 million in merger related severance costs and a higher mask tooling costs, partially offset by lower labor related costs. Stock-based compensation expense recorded in R&D expenses was $0.3 million for the three months ended September 30, 2007 as compared to $0.4 million for the same period a year ago. Stock-based compensation expense recorded in R&D expenses was $0.5 million for the six months ended September 30, 2007 as compared to $0.7 million for the same period a year ago.

We believe that technological innovation is critical to our long-term success, and we intend to continue our investments in R&D to enhance our product offerings in order to meet the current and future technological requirements of our customers and markets. Some aspects of our R&D efforts require significant short-term expenditures, such as mask tooling for advanced technology products, the timing of which may cause significant fluctuations in our R&D expenses. In addition, we expect R&D expenses to fluctuate with merger related expenses, the recognition of the synergy benefits and potential exit costs of discontinuing certain product development efforts as we rationalize our R&D projects.

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30					Six Months Ended September 30
	2007		2006		Change	2007		2006		Change
Net sales	$19,173		$18,503			$36,274		$36,734
Total SG&A	8,503	44.3%	6,010	32.5%	41%	14,033	38.7%	12,743	34.7%	10%

Selling, general and administrative expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees; and

•	facility expenses.

The increase in SG&A expenses for the three months ended September 30, 2007, as compared to the same period a year ago, was primarily attributable to an incremental $1.4 million associated with Sipex’s selling, general and administrative expenses, merger related costs of $0.8 million and the amortization of acquired intangible assets of $0.2 million, partially offset by lower labor related expenses. Stock-based compensation expense recorded in SG&A expenses was $0.9 million for the three months ended September 30, 2007 as compared to $0.8 million for the same period a year ago. Stock-based compensation expense recorded in SG&A expenses was $1.4 million for the six months ended September 30, 2007 as compared to $1.5 million for the same period a year ago. In addition, costs associated with the separation of our former CFO of $0.7 million were included in the six months ended September 30, 2006 results.

We anticipate that SG&A expenses will continue to fluctuate due to sales commissions, costs associated with identifying potential acquisition targets, integration costs, amortization of acquired intangible assets, merger related expenses, the recognition of synergy benefits and professional fees. In the short term, many of the SG&A expenses are fixed; however, we expect SG&A expense will continue to fluctuate.

Acquired in-process Research and Development:

We recorded a charge of $8.8 million associated with acquired in-process research and development, or IPR&D, associated with the merger with Sipex for the three months ended September 30, 2007. Exar’s methodology for allocating the purchase price relating to purchase acquisitions to IPR&D is determined through established valuation techniques in the high-technology industry with the assistance of third party service providers.

The in-process technology relates to development projects currently underway at Sipex regarding its interface and power Management product families. Within Interface, specific projects relate to new products in its Multiprotocol and RS 485 families. Within Power Management, development activities relate to the commercialization of its digital power technology, LED drivers, DCDC regulators and controllers. All of these projects require further development and testing to bring up to full volume production. IPR&D projects for interface are expected to require $0.9 million to complete with expected revenue generation beginning late in calendar year 2007. IPR&D projects for power management are expected to require $2.2 million to complete with expected revenue generation beginning late in calendar year 2007.

The IPR&D charge of $8.8 million was determined by using the sum of the discounted expected future cash flows attributable to the in-process technology, taking into account the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows derived from the IPR&D were discounted at discount rates ranging from 25% to 40%. The percentage of completion for these projects ranged from 20% to 82%.

If the projects discussed above are not successfully developed, the sales and profitability of Exar may be adversely affected in future periods.

Interest Income and Other, Net

The following table shows interest income and other, net in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30					Six Months Ended September 30
	2007		2006		Change	2007		2006		Change
Net sales	$19,173		$18,503			$36,274		$36,734
Interest income and other, net	4,467	23.3%	4,229	22.9%	6%	8,964	24.7%	7,942	21.6%	13%

Interest income and other, net primarily consists of:

•	interest income;

•	realized gains on marketable securities; and

•	gains or losses resulting from investments in non-marketable equity securities and venture funds.

The increase in interest income and other, net of $0.2 million during the three months ended September 30, 2007, as compared to the same period a year ago, was primarily attributable to lower interest income as a result of a charge of $0.4 million associated with the other-than-temporary impairment of the Skypoint portfolio The increase in interest income and other, net of $1.0 million during the six months ended September 30, 2007, as compared to the same period a year ago, was primarily attributable to higher interest income as a result of increased interest rates offset by the aforementioned impairment charge.

We expect that our interest income will continue to fluctuate due to changes in interest rates and reduced investment balances as we continue to repurchase our stock.

Provision for Income Taxes

During the second quarter of fiscal year 2008, we recorded an income tax provision of $6.2 million compared to an income tax provision of $1.5 million in the second quarter of fiscal year 2007. The increase in our income tax provision from the three months ended September 30, 2006 reflects the establishment of an $8.3 million valuation allowance against all our deferred tax assets offset, in part, by benefits from lower pre-tax income.

As a result of the $8.3 million charge for the establishment of a valuation allowance during the second quarter of fiscal year 2008, our effective tax rate benefit for the second quarter of fiscal year 2008 was (60.0)%.

Liquidity and Capital Resources

We do not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts, nor do we have any synthetic leases. At September 30, 2007, we had no foreign currency contracts outstanding.

Our principal sources of liquidity during the six months ended September 30, 2007 were cash and cash equivalents and short-term marketable securities, which, in the aggregate, decreased by $31.7 million to $324.4 million at September 30, 2007 from $356.1 million at March 31, 2007. Cash and cash equivalents decreased by $20.2 million during the six months ended September 30, 2007, resulting primarily from net cash used in financing activities of $35.5 million and partially offset by net cash provided in investing activities of $8.5 million and net cash provided by operating activities of $6.8 million.

Operating Activities

For the six months ended September 30, 2007, we generated net cash flows from operating activities of $6.9 million which included the following non-cash adjustments and net assets and liabilities changes from net loss of $11.8 million:

Non-cash adjustments:

•	$8.8 million in-process research and development non-cash charge from the merger with Sipex; and

•

$20.5 million in non-cash charges for depreciation and amortization expense, stock-based compensation, tax benefit from stock plans, the provision for sales returns and allowances, impairment charge on long-term investments and deferred income taxes.

Changes in net assets and liabilities:

•	an increase in accounts receivable of $5.0 million;

•	an increase in prepaid expenses and other assets of $3.5 million;

•	a reduction in inventory of $1.0 million,

•	an decrease in accounts payable and accrued expense of $4.3 million;

•	an increase in accrued compensation and related benefits of $3.5 million;

•	a decrease of income tax payable of $4.5 million;

•	an increase in deferred income of $2.8 million; and

•	a decrease in deferred income tax assets of $11.4 million.

For the six months ended September 30, 2006, we generated net cash flows from operating activities of $9.9 million which included the following non-cash adjustment and net assets and liabilities changes from net income of $3.8 million:

Non-cash adjustments:

•

$9.4 million in non-cash charges for depreciation and amortization expense, stock-based compensation expense, tax benefit from stock plans, the provision for sales returns and allowances, and an impairment charge on long-term investments.

Changes in net assets and liabilities:

•	an increase in prepaid expenses and other assets of $1.8 million; and

•	an increase in accounts receivable of $1.3 million.

Investment Activities

Net cash provided in investing activities totaled $8.5 million during the six months ended September 30, 2007 as compared to net cash provided by investing activities of $12.6 million during the six months ended September 30, 2006.

During the six months ended September 30, 2007, our investing activities included purchases of short-term marketable securities of $273.2 million, purchases of property, plant, equipment and intellectual property of $0.5 million, and net merger transaction costs of $2.9 million, partially offset by proceeds from the sales and maturities of $285.4 million of short-term marketable securities. The increased holdings of short-term marketable securities were in investment grade commercial paper with maturities slightly greater than 90 days.

During the six months ended September 30, 2006, our investing activities included proceeds from the sales and maturities of $101.0 million of short-term marketable securities, partially offset by purchases of $86.3 million in short-term marketable securities, and purchases of property, plant and equipment and other assets of $1.6 million.

As of September 30, 2007, we have a remaining obligation to make a capital contribution of $1.0 million, limited to companies currently in the portfolio, to Skypoint Fund upon its request. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and/or short-term marketable securities.

Financing Activities

Net cash used in financing activities totaled $35.5 million in the six months ended September 30, 2007, as compared to net cash provided by financing activities of $14.6 million in the six months ended September 30, 2006.

During the six months ended September 30, 2007, our financing activities reflected primarily the repurchases of our common stock totaling $32.4 million and $5.3 million payment of bank borrowings assumed from the merger with Sipex, partially offset by the issuance of shares of common stock, representing proceeds from the exercises of stock options under our stock option plans of $2.2 million.

During the six months ended September 30, 2006, our financing activities reflected proceeds from the issuance of shares of common stock, representing proceeds from the exercise of stock options under our stock option plans.

On August 31, 2007, we established a new Share Repurchase Plan (“SRP”) authorized the repurchase of up to $100 million of our common stock over the next twelve months. This SRP is in parallel to the SRP announced in March 2001, which covers the repurchase of up to $40 million of our common stock.

To date, inflation has not had a significant impact on our operating results.

We anticipate that we will continue to finance our operations with cash flows from operations, existing cash and investment balances. We believe that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on our financial condition or results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements complementary to our design expertise and market strategy. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us.

Recently Issued Accounting Standards

Please refer to Note 19 of Notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 31, 2007 totaled $8.4 million. Our contractual obligations and commitments at September 30, 2007 are as follows (in thousands):

	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations
Purchase obligations (1)	$9,124	$2,078	$44	$—	$—	$—	$11,246
Long-term lease financing obligation (2)	668	1,374	1,415	1,456	—	—	4,913
Restructuring liabilities (3)	1,556	239	111	111	102	—	2,119
Purchase commitment - PolarFab	1,534	—	—	—	—	—	1,534
Lease obligations (4)	364	373	245	159	144	—	1,285
Purchase commitment - Silan	1,188	—	—	—	—	—	1,188
Long-term investment commitments (Skypoint Fund) (5)	1,010	—	—	—	—	—	1,010
Remediation commitment (6)	31	53	53	53	—	—	190

Total	$15,475	$4,117	$1,868	$1,779	$246	$—	$23,485

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $284,000 at September 30, 2007 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contract over the next 12 to 18 months from our existing cash balances.

(2)	Lease payments (excluding $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties L.P. on March 9, 2006, as amended on August 25, 2007.

(3)	Represents estimated lease payments on buildings with vacated space and certain other Sipex facility costs as well as Sipex employee separation costs.

(4)	Includes lease payments related to worldwide offices and buildings.

(5)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund's General Partner.

(6)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At September 30, 2007, we did not have significant foreign currency denominated net assets or net liabilities, and had no foreign currency contracts outstanding.

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

Short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 30, 2007, short-term investments consisted of United States government and corporate securities of $224.7 million. At September 30, 2007, the difference between the fair market value and the underlying cost of such investments was an unrealized gain of $0.3 million, before the effect of income taxes.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of September 30, 2007.

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

Changes in Internal Control over Financial Reporting

We have recently completed our merger with Sipex Corporation (“Sipex”) at August 25, 2007. At August 25, 2007, Sipex had internal controls and procedures that had not been designed or maintained for public company financial reporting. We are currently in the process of integrating Exar’s and Sipex’s internal controls and procedures, and therefore, have excluded those controls and procedures in Sipex from our assessment of internal controls as of September 30, 2007. At this time, we anticipate that the fiscal 2008 management report, under Section 404 of the Sarbanes-Oxley act of 2002, will not include Sipex.

Other than described above, there has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 16 of Legal Proceedings and Note 20 of Subsequent Event of Notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I for discussions of the legal proceedings which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

If we are not able to successfully integrate, operate and manage the combined company resulting from our recent merger with Sipex Corporation, we may fail to realize the expected benefits of the merger, which could have a material adverse effect on our business, financial condition and operating results.

Our merger with Sipex Corporation, which was effective August 25, 2007, resulted in the combination of two previously independent public companies and may require a long period of integration to realize the benefits we hope to achieve with the merger. Although we expect considerable benefits as a result of the merger, we will need to effectively address significant challenges to realize these expected benefits and synergies of the merger and there can be no assurance that we will actually realize any of these anticipated benefits. The integration of companies is a complex, time-consuming and expensive process that, without proper planning, implementation and execution, could disrupt our business and divert our management’s focus and resources from the day-to-day operation of the business to matters relating to the merger. Integration over multiple geographies throughout the world presents even greater challenges. These challenges include but are not limited to:

•	integrating the management teams, strategies, cultures and operations of the two companies;

•	retaining and assimilating the key personnel of each company;

•	integrating sales, engineering, operations, marketing and business development operations;

•	retaining and maintaining relationships with existing customers and distribution and other partners of each company;

•	achieving enterprise synergies;

•	managing multiple geographic locations;

•	integrating purchasing and procurement and retaining the main sources of supply and/or services of both companies;

•	maintaining and integrating the virtual private network-based enterprise resource planning system utilized by Sipex Corporation;

•	developing new products and services that optimize the assets and resources of both companies;

•	coordinating research and development activities to enhance the timely introduction of new products and technologies;

•	consolidating corporate, information technology, sales, engineering, operations and administrative infrastructures; and

•	creating uniform standards, controls (including internal controls over financial reporting), procedures, policies and information systems.

Meeting these challenges will involve considerable risks, such as:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams;

•	the difficulty of fully leveraging acquired technology and intellectual property rights into our products;

•	unanticipated expenses related to integration, including technical and operational integration;

•

the impairment of relationships with employees, customers and channel partners such as Future Electronics Inc., or Future, including potential changes in existing agreements or delay or deferral in decisions, as a result of the integration process; and

•	potential unknown liabilities associated with the merger.

Integrating businesses and operations of this magnitude and scope can be challenging, and there can be no assurance that we will succeed in integrating Sipex Corporation’s business into ours or that we will realize the anticipated benefits of the merger. If we do not succeed in addressing these challenges or any other problems encountered in connection with the merger, our operating results and financial condition could be adversely affected.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	product delays or setbacks by us, our customers or our competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of our performance by securities analysts;

•	decreases in the value of our investments, thereby requiring an asset impairment charge against earnings;

•	repurchasing shares of our common stock, including under our stock repurchase plan;

•	announcements of merger or acquisition transactions;

•	the impact of expensing stock options; and/or

•	general global economic and market conditions.

In particular, the market price of our common stock may decline as a result of the merger for a number of reasons including:

•	the integration of the combined company may be unsuccessful;

•	we may not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by us or financial or industry analysts; or

•	the effect of the merger on our financial results may not be consistent with our expectations or those of the financial or industry analysts.

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

•	the cyclical nature of the semiconductor industry;

•

our difficulty predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners coupled with a high number of orders placed for products to be shipped in the same quarter;

•	the mix of product sales, as our margins vary across product lines;

•	the effect the timing of sales by our resellers on its reported results as a result of our sell-through revenue recognition policies;

•	the reduction, rescheduling, cancellation or timing of orders by our customers and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	dependency on a single product with a single customer;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	temporary disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	temporary disruption in customer demand due to technical issues with our device or other components in their system;

•	the inability of our customers to obtain components from their other suppliers; and

•	disruption in the sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that our customers purchase;

•	risks associated with entering new markets, such as increased competition, should we decide to do so;

•	the announcement or introduction of products by our existing competitors or potential new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and suppliers;

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

Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short-term. Our future revenues are difficult to predict and at times in the past we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be unfavorably affected.

Because a significant portion of our total assets are represented by goodwill and other intangible assets which are subject to mandatory annual impairment evaluations, we could be required to write off some or all of our goodwill and other intangible assets, which may adversely affect our financial condition and results of operations.

We accounted for the merger with Sipex using the purchase method of accounting. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. Any excess purchase price is allocated to goodwill. In accordance with the Financial Accounting Standards Board’s Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets that are subject to amortization are reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When we perform future impairment tests, it is possible that the carrying value of goodwill and other intangible assets could exceed the implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

Internal deficiencies or weaknesses in internal controls as a result of the merger that are not yet identified could emerge, and internal control deficiencies or weaknesses previously identified by Sipex Corporation could have an adverse effect on our financial results.

Our ability to implement our business plan successfully in an unpredictable market requires effective management systems and a system of financial processes and controls. If we are unable to maintain an adequate level of processes and controls and our systems and procedures, we may not be able to accurately report our financial performance on a timely basis and our business would be adversely affected.

Over time we may identify and correct deficiencies or weaknesses in our internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified by us could emerge and the identification and correction of these deficiencies or weaknesses could have a material impact on our results of operations.

As part of our integration of Sipex Corporation, we must combine two previously separate internal control environments. Each control environment contains a significant number of individual controls that must operate separately until we are able to combine the two environments. We anticipate that the combination of the two control environments will be a complex and time-consuming process. We may make errors or fail to properly or timely integrate all internal control elements, which could have an adverse impact on our ability to accurately produce financial statements. The disclosure of such errors or failures could have an adverse impact on our stock price.

In addition, for the fiscal year ended January 1, 2005, Sipex Corporation management informed their Audit Committee that they identified “material weaknesses,” as defined by the Public Company Accounting Oversight Board (or PCAOB), in the design and operation of Sipex Corporation’s internal controls. These weaknesses related to entity-level control activities, revenue accounting and controls related to the financial closing process.

For the fiscal years ended December 31, 2005 and December 30, 2006, Sipex Corporation was not an accelerated filer, and therefore Sipex Corporation was not required to make the annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K. Sipex’s independent registered public accounting firm was not required to issue a separate attestation on management’s assessment of Sipex’s internal control over financial reporting under Item 308(b).

During fiscal year ended December 30, 2006, Sipex Corporation management continued efforts to improve its internal controls over financial reporting, in particular to remediate the material weaknesses reported as of January 1, 2005. However, as Sipex Corporation was not an accelerated filer, and therefore not subject to the requirements of Item 308(a) and Item 308(b) of Regulation S-K, as noted above, there can be no assurance that the material weaknesses reported as of January 1, 2005 were fully remediated prior to Exar’s merger with Sipex Corporation.

We have already incurred significant costs associated with the merger and may continue to incur additional material costs relating to the merger going forward, which may adversely affect our financial results.

We have incurred direct transaction costs associated with the merger, including direct costs of the merger as well as liabilities to be accrued in connection with the merger. We may also incur charges to operations, which are not currently reasonably estimable, in the quarters following the consummation of the merger in order to reflect costs associated with integration. There is no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger. We anticipate that the combination will require significant cash outflows for acquisition and integration related costs. If the benefits of the merger do not exceed the integration costs, our financial results may be adversely affected.

We have made and in the future may make acquisitions and significant strategic equity investments, which may involve a number of risks. If we are unable to address these risks successfully, such acquisitions and investments could have a materially adverse impact on our business, financial condition and results of operations.

We have undertaken a number of strategic acquisitions and investments in the past, including our recent merger with Sipex Corporation, and may do so from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment, or the original investment may become impaired;

•	failure to satisfy or set effective strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from normal daily operations of the business.

Additional risks involved with acquisitions include:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulties in supporting acquired products or technologies;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain key personnel;

•	unexpected capital equipment outlays and related expenses;

•	difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	becoming subject to litigation.

Risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive early access to disruptive technology;

•	the possibility that we may not receive a financial return on our investments or incur losses from these investments;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any delays or other such operations or financial problems could adversely impact our business, financial condition and results of operations.

We are experiencing, and may continue to experience, unforeseen complications from the transfer of manufacturing processes to Silan in China and Episil Technologies in Taiwan.

Sipex Corporation transferred its manufacturing processes to foundries operated by Silan in China and Episil in Taiwan in conjunction with the closure of their Milpitas, California wafer fabrication facility. The transfer has been and continues to be a complicated and time-consuming process that has been met with significant unforeseen complications that delayed the integration transfer and required additional allocation of our resources. There can be no guarantees that additional unforeseen integration issues will not arise in the future related to the integration that could cause additional delays which could materially adversely affect our ability to timely produce our products for distribution. In addition, the parties may be unable to achieve all or any of the expected benefits of the relationship within the anticipated time-frames. The anticipated synergies between us and Silan or Episil may not be as significant as originally expected. The market for the products in China may not grow as rapidly or as large as both parties currently anticipate. The manufacturing processes and wafer testing for certain products may not be qualified by us following the transfer from us to Silan or Episil, or the qualification process may take significantly longer than currently expected. This could result in additional operating costs, loss of customers, and business disruption.

If we fail to develop, introduce or enhance products that meet evolving market needs or which are necessitated by technological advances, or we are unable to grow revenues, then our business, financial condition and results of operations could be materially and adversely impacted.

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

Our growth depends in part on our successful development of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) continue to expand our technical and design expertise; (v) timely introduce and cost-effectively manufacture new products; (vi) differentiate our products from our competitors’ offerings; and (vii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to develop new products that meet their evolving needs. Moreover, we must respond to shifts in market demands, the trend towards increasing functional integration and other changes in a rapid and cost-effective manner. Migration from older products to newer products may result in volatility of earnings during periods of transition to new products.

Products for our customers’ applications are based on continually evolving industry standards and new technologies. Our ability to compete will depend in part on our ability to identify and ensure compliance with these industry standards. The emergence of new standards could render our products incompatible and, as a result, we could be required to invest significant time, effort and expenses to develop and qualify new products to ensure compliance with industry standards.

The process of developing and supporting new products is complex, expensive and uncertain, and if we fail to accurately predict and understand our customers’ changing needs and emerging technological trends, our business may be harmed. In addition, we may make significant investments to modify new products according to input from one or more customers who then, in the end, may choose competitor’s or an internal solution, or cancel the project. We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may harm our business, financial condition and results of operations.

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

If we are unable to accurately forecast demand for our products, we may be unable to efficiently manage our inventory.

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely affect customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely affect our financial position.

The general state of the U.S. and global economies, as well as our market, may materially and adversely affect our business, financial condition and results of operations.

Periodic declines or fluctuations in corporate profits, lower capital equipment spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our revenue and profitability have generally followed market fluctuations in our industry, which fluctuations have affected the demand for our own and our customers’ products, thus affecting our revenues and profitability. Our customers continue to experience consolidation in their industries which may result in project delays or cancellations. Uncertainties in anticipated spending levels or further consolidation may adversely affect our business, financial condition and results of operations. We are unable to predict the strength or duration of current market conditions or effects of consolidation. If the market does not improve measurably, or declines, our business, financial condition and results of operations may be materially and adversely impacted.

Our business may be adversely affected if we fail to effectively utilize and incorporate acquired technology.

We have acquired and may in the future acquire intellectual property to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks such as successful technical integration into new products, market acceptance of new products, and achievement of planned return on investment. Successful technical integration in particular requires a variety of factors which we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skill sets to interpret the acquired technology, and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs.

If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share.

We compete in markets that are intensely competitive, and which are subject to both rapid technological change and continued price erosion. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources and leverage than we have.

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations, looking for additional cost savings and technological improvements. If we are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Our future competitive performance depends on a number of factors, including our ability to:

•	accurately identify emerging technological trends and demand for product features and performance characteristics;

•	develop and maintain competitive products;

•	enhance our products by adding innovative features that differentiate Exar’s products from those of our competitors;

•	bring products to market on a timely basis at competitive prices;

•	respond effectively to new technological changes or new product announcements by others;

•	increase device performance and improve manufacturing yields;

•	adapt products and processes to technological changes; and

•	adopt or set emerging industry standards.

There can be no assurance that our design, development and introduction schedules for new products or enhancements to our existing and future products will be met. In addition, there can be no assurance that these products or enhancements will achieve market acceptance, or that we will be able to sell these products at prices that are favorable.

If our distributors or sales representatives stop selling or fail to successfully promote our products, our business, financial condition and results of operations could be adversely affected.

We sell many of our products through distributors, most of which sell directly to original equipment manufacturers (or OEMs), and numerous sales representatives. Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow.

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

We derive a substantial portion of our revenues from Future, a related party, and our revenues would likely decline significantly if Future elected not to promote, sell, cancel, reduce or defer purchases of our products.

As a result of our merger with Sipex, Future Electronics, Inc., or Future, has become a significant distributor of the combined company and has historically accounted for a significant portion of both companies’ revenues. Future is our largest distributor worldwide and we anticipate that sales of our products to Future will continue to account for a significant portion of our revenues. The loss of Future as a distributor, or a significant reduction in orders from Future would materially and adversely affect our operating results, business, and financial condition.

We have a distributor agreement with Future that provides for Future to act as our sole distributor for certain products within North America and Europe. If Future were to cease distributing these products, we could experience a reduction in sales as we retain replacement distributors for these products. Sales to Future are made under an agreement that provides protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by Future declined dramatically. Our distributor agreement with Future does not contain minimum purchase commitments. As a result, Future could cease purchasing our products with short notice to us. In addition, Future may defer or cancel orders without penalty, which would likely cause our revenues, business, and financial condition to decline.

An affiliate of Future, our largest distributor, beneficially owns a significant percentage of our common stock, which will allow Future to significantly influence matters requiring stockholders’ approval. In addition, an executive officer of Future is on our board of directors, which could lead to actual or imputed influence from Future.

As a result of our merger with Sipex, an affiliate of Future, our largest distributor, owns a significant percentage of our outstanding shares and Pierre Guilbault, the chief financial officer of Future, is a member of our board of directors. Due to its ownership of a significant percentage of our common stock, Future will be able to exert strong influence over, and effectively control, actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to Exar’s charter documents, although Future is bound by a Lock-Up and Standstill Agreement, effective May 7, 2007, prohibiting Future from either soliciting proxies or seeking to advise anyone with respect to voting our stock. The significant ownership percentage of Future could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us. Conversely, by virtue of Future’s percentage ownership of our stock, Future could facilitate a takeover transaction that our board of directors did not approve, although, by the terms of the same Lock-Up and Standstill Agreement, Future is prohibited from making any public announcements with respect to, or proposing, any extraordinary transaction involving us until the first anniversary of the merger date.

This relationship could also result in actual or imputed attempts to influence management to take actions beneficial to Future which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide our distributors because of its relationship to us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

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

We do not own or operate a semiconductor fabrication facility, or a foundry. We utilize various foundries for different processes. Our products are based on complementary metal oxide semiconductor, or CMOS, BiCMOS and bipolar processes. Chartered Semiconductor Manufacturing Ltd., or Chartered, located in Singapore, manufactures the majority of the CMOS wafers from which our communications and UARTs products are manufactured. Episil, located in Taiwan, and Silan, located in China, manufacture power and interface wafers for us. These foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, we rely on our foundries continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

The manufacturing processes for our products are highly complex and are continuously being modified in an effort to improve yields and product performance. Many of our new products are designed to take advantage of smaller geometry manufacturing processes. Due to the complexity and increased cost of migrating to smaller geometries as well as process changes, we could experience interruptions in production or significantly reduced yields causing product introduction or delivery delays. If such delays occur, our products may have delayed market acceptance or customers may select our competitors’ products during the design process. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that our foundries or the foundries of our suppliers will not experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays. This risk is particularly significant in the near term as we transfer our manufacturing processes to Silan and Episil.

We do not have long-term wafer supply agreements with Chartered that would guarantee wafer quantities, prices, and delivery or lead times, but we do provide minimum purchase commitments to Silan and Episil in accordance with our supply agreements. Rather, the foundries manufacture our products on a purchase order basis. We provide Chartered and our other foundries with rolling forecasts of our production requirements. However, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. There can be no assurance that our third party foundries will allocate sufficient capacity to satisfy our requirements. Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

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

Allocation of a foundry’s manufacturing capacity may be influenced by a foundry customer’s size, the existence of a long-term agreement with the foundry or other commitments. To address foundry capacity constraints, we and other semiconductor companies that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to foundries in exchange for guaranteed production capacity, joint ventures to own and operate foundries or “take or pay” contracts that commit a company to purchase specified quantities of wafers over extended periods. These arrangements may not be available to us on acceptable terms, if at all. Any of these arrangements could require us to commit substantial capital and, accordingly, could require us to reduce our cash holdings, incur additional debt or secure equity financing. This could result in the dilution of our earnings or the ownership of our stockholders or otherwise harm our operating results. Furthermore, we may not be able to obtain sufficient foundry capacity in the future pursuant to such arrangements.

If our foundries discontinue or limit the availability of the manufacturing processes needed to meet our demands or are unable to provide the technologies needed to manufacture our products, we may face production delays or be forced to terminate affected products, which could materially and adversely impact our business, financial condition and results of operations.

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

We depend on independent subcontractors in Asia for all of the assembly and the majority of the testing and shipping of our products to end customers. Our reliance on these subcontractors involves the following risks:

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

Our ability to meet current demand or any increase in demand for our products may be limited by our ability to test our semiconductor wafers.

As part of our manufacturing process, we must test all of our semiconductor wafers using certain “probe testing” equipment. As such, our ability to meet current demand or any increase in demand for our products depends, in part, on our ability to purchase and install sufficient testing equipment. Obtaining and installing this equipment is a time and capital intensive process and depends on our ability to accurately predict future sales. If we are unable to estimate future sales correctly or we are unable to obtain the necessary testing equipment on a timely basis, we may be unable to meet the current demand or any increased demand for our products.

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

We depend in part on the continued service of our key engineering and management personnel and our ability to identify, hire, incentive and retain qualified personnel. If we lose key employees or fail to identify, hire, incentives and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted.

Our future success depends, in part, on the continued service of our key design engineering, technical, sales, marketing and executive personnel and our ability to identify, hire, incentivize and retain other qualified personnel.

The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Current and prospective employees may experience uncertainty about their future roles with us until clear strategies are announced or executed. Sipex Corporation, while similar to us, did not have the same corporate culture, and some former Sipex Corporation employees may not want to work for us. In addition, competitors may recruit employees during our integration, as is common in high technology mergers. If we are unable to retain personnel that are critical to successful integration and our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

In the future, we may not be able to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the management of our business. Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. Volatility or lack of positive performance in our stock price and the ability to offer equity compensation to as many key employees or in amounts consistent with past practices, as a result of regulations regarding the expensing of options, may also adversely affect our ability to retain key employees, all of whom have been granted stock options. Our employees are employed at-will, which means that they can terminate their employment at any time. The failure to retain and recruit, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm our business, financial condition and results of operations.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions, and changes in rulemaking by the regulatory bodies; and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expense, selling, general and administrative expense and our tax rate.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with mergers;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and/or

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

A portion of our revenue is derived from selling integrated circuits to communications equipment vendors. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete their design, test and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine months. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our communications products by our customers. Due to the length of the communications equipment vendors’ product development cycle, the risks of project cancellation by our customers, price erosion or volume reduction are present for an extended period of time.

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

Occasionally, we enter into agreements that expose us to potential damages that exceed the value of the agreement.

We have given certain customers increased indemnification for product deficiencies that is in excess of the standard limited warranty indemnification and could possibly result in greater costs, in excess of the original contract value. In an attempt to limit this liability, we have also increased our errors and omission insurance policy to partially offset these potential additional costs; however, our insurance coverage could be insufficient to prevent us from suffering material losses if the indemnification amounts are large enough.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are inapplicable.

(c) Issuer Purchases of Equity Securities

During the three and six months ended September 30, 2007, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Balance as of June 30, 2007	1,818,065		1,808,065
7/1/07 - 7/31/07	162,400	14.94	162,400	$11,811
8/1/07 - 8/31/07	287,000	13.88	287,000	$107,826
9/1/07 - 9/30/07	1,675,300	13.11	1,675,300	$85,864

Total	2,124,700	$13.35	2,124,700

Balance as of September 30, 2007	3,942,765	$13.39	3,932,765

On August 31, 2007, we established a new Share Repurchase Plan (“SRP”) authorized the repurchase of up to $100 million of our common stock over the next twelve months. This SRP is in parallel to the SRP announced in March 2001, which covers the repurchase of up to $40 million of our common stock.

During the three and six months ended September 30, 2007, we repurchased a total of 2.1 million and 2.4 million shares, respectively, of our common stock at an aggregate cost of $28.4 million and $32.4 million, respectively, under both SRPs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

A Special Meeting of Stockholders (the “Meeting”) of Exar was held on August 23, 2007. The number of shares issued, outstanding and eligible to vote as of the record date was 35,916,964. The following numbers of votes were cast for the approval of the issuance of shares in connections with Sipex merger:

FOR	27,615,375
AGAINST	174,704
ABSTAIN	46,025

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 are as follows:

Exhibit Footnote	Exhibit Number	Description

(c)	3.1	Amended and Restated Certificate of Incorporation.

(d)	3.2	Amended and Restated Bylaws.

(b)	4.1	Warrant Agent Agreement between Sipex Corporation and Wells Fargo Bank, National Association, dated as of May 16, 2006

(b)	4.2	Amendment, dated as of August 28, 2007, to Warrant Agent Agreement between Sipex Corporation, Exar Corporation and Wells Fargo Bank, National Association, dated as of May 16, 2006 (which includes the Amended Form of Warrant)

(b)	4.3	Registration Rights Agreement, among Sipex Corporation. and the buyers named therein, dated as of May 16, 2006

(e)	10.1	Sipex Corporation 2006 Equity Incentive Plan

(e)	10.2	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan

(e)	10.3	Sipex Corporation 2000 Non-Qualified Stock Option Plan

(e)	10.4	Sipex Corporation 1999 Stock Plan

(e)	10.5	Sipex Corporation 1997 Stock Option Plan

(f)	10.6	Amendment dated August 24,, 2007 to Employment Agreement dated May 7, 2007 between the Company and Ralph Schmitt

(f)	10.7	Agreement dated August 24, 2007 by and among the Company, Guy W. Adams, GWA Capital Partners LLC, GWA Master Fund LP and GWA Investments LLC

(g)	10.8	Separation Agreement between the Company and John Herzing, dated as of July 30, 2007

(h) (a)	10.9 10.10	Separation Agreement between the Company and Bahram Ghaderi, dated as of July 12, 2007 Form of Performance Stock Award Agreement

(1)	10.11*	Master Agreement Sipex, Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. dated as of February 27, 2006.

	10.12	Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as an Exhibit to Sipex’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

	10.13	Amendment dated October 1, 2002 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.1 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

	10.14	Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as an Exhibit to Sipex’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

	10.15*	Amendment dated August 26, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.2 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

	10.16	Amendment dated September 15, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.3 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

	10.17	Amendment dated April 25, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.4 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

	10.18	Amendment dated September 27, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on October 3, 2006, and incorporated herein by reference).

	10.19	Amendment dated November 1, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on November 7, 2006, and incorporated herein by reference).

	10.20**	Letter agreement as of September 12, 2005 with Mr. Edward Lam joining Sipex as the new Senior Vice President of Marketing and Business Development (as previously filed as Exhibit 10.1 to Sipex’s Form 8-K filed on September 23, 2005, and incorporated herein be reference.

	10.21**	Letter agreement as of October 7, 2005 with Mr. Joel Camarda joining Sipex as Senior Vice President of Operations (as previously filed as Exhibit 10.1 to Sipex’s Form 8-K filed on October 12, 2005, and incorporated herein by reference).

	10.22	Agreement for Purchase and Sale of Real Property dated March 9, 2006, by and between Sipex and Mission West Properties, L.P. (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).

(a)	10.23	First Amendment dated August 23, 2007 to Agreement for Purchase and Sale of Real Property dated March 9, 2006, by and between Exar and Mission West Properties, L.P.

	10.24	Standard Form Lease for 233 Hillview dated March 9, 2006, by and between Sipex and Mission West Properties, L.P. (as previously filed as Exhibit 10.2 to Sipex’s Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).

	10.25	Securities Purchase Agreement, dated as of May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on May 22, 2006, and incorporated herein by reference).

	10.26	Amendment No. 1 dated May 24, 2006 to Securities Purchase Agreement, dated as of May 16, 2006 by and among Sipex and the Buyers listed on the Schedule of Buyers (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on May 30, 2006, and incorporated herein by reference).

	10.27	Securities Purchase Agreement, dated as of March 29, 2007, by and between Sipex and Rodfre Holdings LLC.

(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.,

(b)	Filed as an exhibit to Exar’s Registration Statement on Form S-3 (333-147154) filed on November 5, 2007 and incorporated herein by reference.

(c)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.

(d)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on July 25, 2006 and incorporated herein by reference.

(e)	Filed as an exhibit to Exar’s Registration Statement on Form S-8 (333-145741) filed on August 28, 2007 and incorporated herein by reference.

(f)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on August 30, 2007 and incorporated herein by reference.

(g)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on August 1, 2007 and incorporated herein by reference.

(h)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on July 17, 2007 and incorporated herein by reference.

(i)	Filed as exhibit to Sipex’s Current Report on Form 8-K/A filed July 26, 2006 and incorporated herein by reference.

*	Confidential treatment as to certain portions has been requested pursuant to Ruled 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with a double asterisk (**) are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION
(Registrant)

November 9, 2007	By	/s/ Ralph Schmitt
Ralph Schmitt
Chief Executive Officer and President
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description

(c)	3.1	Amended and Restated Certificate of Incorporation.

(d)	3.2	Amended and Restated Bylaws.

(b)	4.1	Warrant Agent Agreement between Sipex Corporation and Wells Fargo Bank, National Association, dated as of May 16, 2006.

(b)	4.2	Amendment, dated as of August 28, 2007, to Warrant Agent Agreement between Sipex Corporation, Exar Corporation and Wells Fargo Bank, National Association, dated as of May 16, 2006 (which includes the Amended Form of Warrant).

(b)	4.3	Registration Rights Agreement, among Sipex Corporation. and the buyers named therein, dated as of May 16, 2006.

(e)	10.1	Sipex Corporation 2006 Equity Incentive Plan.

(e)	10.2	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan.

(e)	10.3	Sipex Corporation 2000 Non-Qualified Stock Option Plan.

(e)	10.4	Sipex Corporation 1999 Stock Plan.

(e)	10.5	Sipex Corporation 1997 Stock Option Plan,

(f)	10.6	Amendment dated August 24,, 2007 to Employment Agreement dated May 7, 2007 between the Company and Ralph Schmitt.

(f)	10.7	Agreement dated August 24, 2007 by and among the Company, Guy W. Adams, GWA Capital Partners LLC, GWA Master Fund LP and GWA Investments LLC.

(g)	10.8	Separation Agreement between the Company and John Herzing, dated as of July 30, 2007

(h) (a)	10.9 10.10	Separation Agreement between the Company and Bahram Ghaderi, dated as of July 12, 2007 Form of Performance Stock Award Agreement.

(i)	10.11*	Master Agreement Sipex, Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. dated as of February 27, 2006.

	10.12	Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as an Exhibit to Sipex’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

	10.13	Amendment dated October 1, 2002 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.1 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

	10.14	Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as an Exhibit to Sipex’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

	10.15*	Amendment dated August 26, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.2 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

	10.16	Amendment dated September 15, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.3 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

	10.17	Amendment dated April 25, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.4 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

	10.18	Amendment dated September 27, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on October 3, 2006, and incorporated herein by reference).

	10.19	Amendment dated November 1, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on November 7, 2006, and incorporated herein by reference).

	10.20**	Letter agreement as of September 12, 2005 with Mr. Edward Lam joining Sipex as the new Senior Vice President of Marketing and Business Development (as previously filed as Exhibit 10.1 to Sipex’s Form 8-K filed on September 23, 2005, and incorporated herein be reference.

	10.21**	Letter agreement as of October 7, 2005 with Mr. Joel Camarda joining Sipex as Senior Vice President of Operations (as previously filed as Exhibit 10.1 to Sipex’s Form 8-K filed on October 12, 2005, and incorporated herein by reference).

	10.22	Agreement for Purchase and Sale of Real Property dated March 9, 2006, by and between Sipex and Mission West Properties, L.P. (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).

(a)	10.23	First Amendment dated August 23, 2007 to Agreement for Purchase and Sale of Real Property dated March 9, 2006, by and between Exar and Mission West Properties, L.P.

	10.24	Standard Form Lease for 233 Hillview dated March 9, 2006, by and between Sipex and Mission West Properties, L.P. (as previously filed as Exhibit 10.2 to Sipex’s Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).

	10.25	Securities Purchase Agreement, dated as of May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on May 22, 2006, and incorporated herein by reference).

	10.26	Amendment No. 1 dated May 24, 2006 to Securities Purchase Agreement, dated as of May 16, 2006 by and among Sipex and the Buyers listed on the Schedule of Buyers (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on May 30, 2006, and incorporated herein by reference).

	10.27	Securities Purchase Agreement, dated as of March 29, 2007, by and between Sipex and Rodfre Holdings LLC.

(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.,

(b)	Filed as an exhibit to Exar’s Registration Statement on Form S-3 (333-147154) filed on November 5, 2007 and incorporated herein by reference.

(c)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.

(d)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on July 25, 2006 and incorporated herein by reference.

(e)	Filed as an exhibit to Exar’s Registration Statement on Form S-8 (333-145741) filed on August 28, 2007 and incorporated herein by reference.

(f)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on August 30, 2007 and incorporated herein by reference.

(g)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on August 1, 2007 and incorporated herein by reference.

(h)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on July 17, 2007 and incorporated herein by reference.

(i)	Filed as exhibit to Sipex’s Current Report on Form 8-K/A filed July 26, 2006 and incorporated herein by reference.

*	Confidential treatment as to certain portions has been requested pursuant to Ruled 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with a double asterisk (**) are management contracts or compensatory plans or arrangements.