Form 10-Q
period 2007-12-30
EXAR CORP
filed 2008-02-08
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

As of January 27, 2008, 46,553,551 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 15,522,249 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	DECEMBER 30, 2007	MARCH 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$155,878	$119,809
Short-term marketable securities	147,524	236,270
Accounts receivable (net of allowances of $386 and $322)	12,148	4,028
Accounts receivable, related party (net of allowances of $1,184 and $816)	3,710	338
Inventories	13,778	4,779
Interest receivable and prepaid expenses	4,997	5,262
Deferred income taxes	3,393	809

Total current assets	341,428	371,295

Property, plant and equipment, net	47,743	25,404
Goodwill	176,771	5,190
Intangible assets, net	61,376	5,451
Other non-current assets	1,774	562
Long-term investments	2,653	2,670
Deferred income taxes	—	10,602

Total assets	$631,745	$421,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,193	$2,139
Accrued compensation and related benefits	6,169	3,418
Deferred income	2,516	—
Deferred income, related party	7,981	—
Accrued sales commissions	685	702
Other accrued expenses	7,743	2,448
Income tax payable	—	5,520

Total current liabilities	35,287	14,227

Long-term lease financing obligations	16,213	—
Other non-current obligations	4,600	191

Total liabilities	56,100	14,418

Commitment and contingencies (Note 15 and Note 16)

Total stockholders’ equity
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 48,255,531 and 36,154,815 shares issued and outstanding at December 30, 2007 and March 31, 2007, respectively (net of treasury shares)	5	4
Additional paid-in capital	700,229	451,084
Accumulated other comprehensive income	1,036	76
Treasury stock at cost, 13,781,721 and 9,015,257 shares at December 30, 2007 and March 31, 2007, respectively	(200,543)	(142,572)
Retained earnings	74,918	98,164

Total stockholders’ equity	575,645	406,756

Total liabilities and stockholders’ equity	$631,745	$421,174

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 30, 2007	DECEMBER 31, 2006	DECEMBER 30, 2007	DECEMBER 31, 2006
Net sales	$20,691	$13,102	$49,569	$42,347
Net sales, related party	4,516	3,006	11,912	10,495

Total net sales	25,207	16,108	61,481	52,842

Cost of sales:
Cost of sales	12,111	4,273	22,920	12,996
Cost of sales, related party	2,990	883	5,216	2,922
Amortization of purchased intangible assets	2,539	240	3,937	720

Total cost of sales	17,640	5,396	32,073	16,638

Gross profit	7,567	10,712	29,408	36,204

Operating expenses:
Research and development	8,890	6,222	22,401	19,513
Acquired in-process research and development	—	—	8,800	—
Selling, general and administrative	12,071	5,347	26,104	18,090

Total operating expenses	20,961	11,569	57,305	37,603
Loss from operations	(13,394)	(857)	(27,897)	(1,399)

Other income, net:
Interest income and other, net	3,377	4,289	12,341	12,231
Other than temporary loss on long-term investments	—	—	(449)	(957)

Total interest and other income, net	3,377	4,289	11,892	11,274

Income (loss) before income taxes	(10,017)	3,432	(16,005)	9,875
Provision for income taxes	1,665	446	7,476	3,106

Net income (loss)	$(11,682)	$2,986	$(23,481)	$6,769

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.24)	$0.08	$(0.56)	$0.19

Diluted earnings (loss) per share	$(0.24)	$0.08	$(0.56)	$0.19

Shares used in the computation of earnings (loss) per share:

Basic	49,301	36,642	42,210	36,255

Diluted	49,301	36,790	42,210	36,518

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 30, 2007	DECEMBER 31, 2006
Cash flows from operating activities:
Net income (loss)	$(23,481)	$6,769
Reconciliation of net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	8,800	—
Depreciation and amortization	8,835	3,988
Fair value adjustment of acquired inventories included in cost of sales	1,799	—
Provision for sales returns and allowances	2,894	3,092
Stock-based compensation expense	3,914	3,286
Other than temporary loss on long-term investments	449	957
Tax benefits from stock plans	192	846
Gross tax windfall from stock-based compensation	(23)	(578)
Deferred income taxes	11,411	217
Changes in operating assets and liabilities net of effect of acquisition:
Accounts receivable	(8,666)	(1,073)
Prepaid expenses and other assets	(1,124)	(1,317)
Inventories	1,011	252
Other accrued expenses	(4,359)	—
Accounts payable	1,615	(797)
Income taxes payable	(3,676)	227
Accrued sales commissions	(17)	(9)
Deferred income	8,082	—
Accrued compensation and related benefits	2,751	(706)

Net cash provided by operating activities	10,407	15,154

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property	(1,425)	(2,785)
Purchases of short-term marketable securities	(290,882)	(226,282)
Proceeds from sales and maturities of short-term marketable securities	381,391	132,457
Contributions to long-term investments, net	(432)	(652)
Acquisition of Sipex, net of cash acquired and transaction costs	(2,916)	—

Net cash provided by (used in) investing activities	85,736	(97,262)

Cash flows from financing activities:
Repurchases of common stock	(57,971)	(4,418)
Proceeds from issuance of common stock	3,370	15,542
Repayment of bank borrowings	(5,291)	—
Repayment of lease financing obligation	(79)	—
Gross tax windfall from stock-based compensation	23	578

Net cash (used in) provided by financing activities	(59,948)	11,702

Effect of exchange rate changes on cash	(126)	(196)

Net increase (decrease) in cash and cash equivalents	36,069	(70,602)

Cash and cash equivalents at the beginning of period	119,809	187,610

Cash and cash equivalents at the end of period	$155,878	$117,008

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in consideration for acquired assets and liabilities of Sipex	$229,999	$—
Assumption of vested options and warrants	$11,890	$—

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business Exar Corporation and its subsidiaries (“Exar” or “we”) are a fabless semiconductor company that designs, develops, markets and sells power management and connectivity silicon solutions. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems and industrial automation equipment.

On August 25, 2007, Sipex Corporation (“Sipex”) became a wholly owned subsidiary of Exar and each share of Sipex common stock issued and outstanding immediately prior to the effective time of the merger was converted into 0.6679 shares of our common stock. Approximately 16.5 million shares of our common stock were issued to former Sipex stockholders in connection with the merger.

Sipex designed, manufactured and marketed high performance, analog integrated circuits (“ICs”) used by original equipment manufacturers, (“OEMs”), in the computing, consumer electronics, communications and networking infrastructure markets. The merger was accounted for as a purchase business combination. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

In December 2007, we changed our fiscal year end from a fiscal year ending as of the last day of March to a 52-53 week fiscal year ending on the Sunday closest to March 31. As part of this change, each fiscal quarter will also end on the Sunday closest to the end of the corresponding calendar quarter. The third quarter of fiscal year 2008 included 91 days from October 1, 2007 to December 30, 2007. The third quarter of fiscal year 2007 included 92 days from October 1, 2006 to December 31, 2006.

Basis of Presentation and Use of Management Estimates The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include Exar and its wholly-owned subsidiaries. This financial information reflects all adjustments, which are, in our opinion, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 31, 2007 condensed consolidated balance sheet was derived from the audited financial statements at that date. All significant inter-company transactions and balances have been eliminated. Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Prior to our merger with Sipex in August 2007, the functional currency of each of our foreign subsidiaries was the local currency of that country. During the three months ended December 30, 2007, in connection with integrating and realigning our combined operations, we reassessed the economic facts and circumstances of each of our foreign subsidiaries. As a result, during the three months ended December 30, 2007, the functional currencies for our foreign subsidiaries were changed to the U.S. Dollar. Accumulated other comprehensive loss reported in the condensed consolidated balance sheet before December 1, 2007 included approximately $20,000 related to the cumulative foreign currency translation adjustment of our subsidiaries prior to changing our functional currency.

The accounts of foreign subsidiaries have been remeasured into U.S. Dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS No. 52”). Accordingly, foreign currency is remeasured to U.S. Dollars for financial purposes by using the U.S. Dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest income and other, net in the condensed consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date, for assets and liabilities, and for non-monetary items, the accounts are remeasured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

We derive revenue from the sale of our products principally to distributors and to OEMs or their contract manufactures. Our delivery terms are primarily FOB shipping point, at which time title and all risks of ownership are transferred to the customer. For the three and nine months ended December 30, 2007, approximately 25% and 31%, respectively, of our net sales were derived from product sales to our two primary distributors, Future Electronics Inc. (“Future”) and Nu Horizon Electronics Corp. (“Nu Horizons”). Approximately 75% and 69%, respectively, of our net sales were derived from product sales to other distributors, OEM customers and other non-distributors.

Non-distributors:

For non-distributors, revenue is recognized when title to the product is transferred to the customer, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided at the time product sales are recognized. An allowance for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating an allowance.

Distributors:

Our two primary distributors’ agreements permit the return of 3% to 5% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 2% of the proceeding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product ordered for a specific product with a specific volume range for a given customer over a period not to exceed one year.

•

Sell-in Basis: Revenue is recognized upon shipment if we conclude we can reasonably estimate the credits for returns, pricing allowances and/or other concessions. We record an estimated allowance, at the time of shipment, based upon historical patterns of returns, and pricing allowances and other concessions (i.e., “sell-in” basis).

•

Sell-through Basis: Revenue and the related costs of sales is deferred until the resale to the end customer if we grant more than limited rights of returns, pricing allowance and/or other concessions or if we cannot reasonably estimate the level of returns and credits issuable (i.e., “sell-through” basis). Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income” (gross profit margin on these sales) as shown on the face of the condensed consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred income as sales and cost of sales.

Our historical patterns of returns, pricing allowances and other concessions with distributors have been fairly consistent, which has enabled us to reasonably estimate such allowances at the time of shipment. Therefore, we have historically recognized revenue on sales to all distributors on a sell-in basis and recorded an estimated allowance, at the time of shipment, based on authorized and historical patterns of returns and other concessions. Concurrent with the merger with Sipex, we reassessed our expected ability to continue to reasonably estimate such allowances for each of our distributors as well as for Sipex’s distributors. Prior to the merger, Sipex recognized revenue on sales to all distributors on a sell-through basis. Consistent with Sipex’s past practice, we have concluded that we are not able to reasonably estimate such allowances at the time of shipment of products to Sipex’s distributors. Therefore, we have determined that consistent with Sipex’s past practice, we will continue to recognize sales to Sipex’s distributors on sell-through basis. In addition, as a result of the merger, our relationships, marketing and sales practices with our two primary distributors have changed. Further, as disclosed in Note 3 of the Notes to our condensed consolidated financials statements, Future is now a related party to Exar. As a result of these changes, we have concluded that we can no longer reasonably estimate returns, pricing allowances and other concessions at the time of shipment of products to these distributors. Accordingly, as of August 26, 2007, we determined it was appropriate that revenue on all sales to Future and Nu Horizons be recognized on a sell-through basis.

As a result of revenue on sales to our two primary distributors now being recognized on a sell-through basis, $6.5 million of revenue and $1.5 million of related cost of sales is deferred at December 30, 2007, and is included within Deferred income and Deferred income, related party on the condensed consolidated balance sheets.

NOTE 2. BUSINESS COMBINATION

Merger with Sipex Corporation (“Sipex”)

On August 25, 2007, we completed our merger with Sipex, a company that designs, manufactures and markets high performance, analog ICs used by OEMs in the computing, consumer electronics, communications and networking infrastructure markets. As a result of the merger, we have combined product offerings, increased technical expertise, distribution channels, customer base and geographic reach as well as reduced expenses due to significant cost synergies.

On August 25, 2007, each share of Sipex’s common stock outstanding at the effective time of the merger was converted into 0.6679 shares of our common stock. As a result, approximately 16.5 million shares of our common stock were issued to former Sipex stockholders. The fair value of the common stock issued was determined using a share price of $13.97, which represented the average closing price of our common stock for two trading days before and two trading days after May 8, 2007, the date the merger was announced. We assumed stock options to purchase a total of approximately 2.2 million shares of our common stock. The fair value of options assumed was estimated by using the Black-Scholes option pricing model and a share price of $13.97. In addition, in connection with the merger, we assumed warrants to purchase a total of approximately 280,000 shares of our common stock. The warrants are exercisable at any time for shares of our common stock at an initial exercise price of $9.63 per share, subject to adjustment upon certain events. The warrants expire on May 18, 2011. The fair value of $5.31 for each warrant assumed was estimated by using the Black-Scholes option pricing model and a share price of $13.97.

The merger was accounted for as a purchase in accordance with FASB Statement of Financial Accounting Standards No. 141, Business Combination (“SFAS No. 141”). Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements from August 26, 2007.

The total estimated purchase price of the merger was as follows (in thousands):

Amounts
Fair value of Exar common stock issued	$229,999
Fair value of options and warrants assumed	16,701
Direct transaction costs	4,038

Total estimated purchase price	$250,738

Purchase Price Allocation:

The allocation of the purchase price to Sipex’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. Further adjustments may be included in the allocation of the purchase price of Sipex as we complete our final analysis of the assets acquired and liabilities assumed, if such adjustments are determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill resulted primarily from our expectations of synergies from integration of Sipex’s product offerings with our product offerings. Goodwill is not expected to be deductible for tax purposes.

The estimated purchase price at August 25, 2007 has been preliminary allocated and adjusted in the three months ended December 30, 2007 as follows (in thousands):

	As of August 25, 2007	Adjustments	As of December 30, 2007
Cash	$1,122		$1,122
Accounts receivable	5,720		5,720
Inventory	12,025		12,025
Other assets	1,972		1,972
Property, plant and equipment	19,960		19,960
Accounts payable	(6,439)		(6,439)
Other liabilities	(10,490)	(454)	(10,944)
Long-term financing obligations and others	(18,470)		(18,470)

Net assets acquired	5,400		4,946
Identifiable intangible assets	60,600		60,600
In-process research and development	8,800		8,800
Fair value of unvested options assumed	4,811		4,811
Goodwill	171,127	454	171,581

Total estimated purchase price	$250,738		$250,738

We recorded an adjustment of $454,000 during the three months ended December 30, 2007 in connection with the Billerica lease termination. Note 4 of Notes to our condensed consolidated financial statements contains information related to the cost of restructuring programs for Sipex employees and facilities. The costs were included as part of other liabilities assumed as of August 25, 2007.

The following table sets forth the components of the identifiable intangible assets, which are being amortized over their estimated useful lives on a straight-line basis (dollars in thousands):

	Fair Value	Useful Life (in years)
Existing technology	$40,900	6.0
Patents/Core technology	7,900	5.0
Customer backlog	400	0.5
Distributors relationships	6,500	6.0
Customer relationships	4,300	7.0
Tradename/Trademarks	600	3.0

Total acquired identifiable intangible assets	$60,600

Acquired In-Process Research and Development:

We recorded a charge of $8.8 million in acquired in-process research and development (“IPR&D”), associated with our merger with Sipex in the three months ended September 30, 2007. We allocated the purchase price related to IPR&D through established valuation techniques with the assistance of a third-party service provider. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value, taking into account the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows derived from the IPR&D were discounted at discount rates ranging from 25% to 40%. The percentage of completion for these projects ranged from 20% to 87% at the merger date.

The IPR&D projects underway at Sipex at the merger date were in the interface and power management product families. Within interface, specific projects relate to new products in its Multiprotocol and RS485 families. Within power management, development activities relate to the commercialization of its digital power technology, LED drivers, DC-DC regulators and controllers. All of these projects require further development and testing to bring them up to production. IPR&D projects for interface are expected to require $0.8 million to complete with expected revenue generation beginning in mid calendar year 2008. IPR&D projects for power management are expected to require $2.2 million to complete. Product shipments of the IPR&D for the power management began in late calendar year 2007.

If the projects discussed above are not successfully developed and/or successfully marketed, our sales and profitability may be adversely affected in future periods.

Pro Forma Financial Information:

The following unaudited pro forma financial information is based on the respective historical financial statements of Exar and Sipex. The unaudited pro forma financial information reflect the consolidated results of operations as if the merger of Sipex occurred at the beginning of each period and includes the amortization of the resulting identifiable acquired intangible assets, and effects of the estimated write-up of Sipex inventory to fair value on cost of goods sold, the exclusion of interest expense on Sipex’s senior convertible notes and stock-based compensation expenses. These unaudited pro forma financial information adjustments reflect their related tax effects. The pro forma data for the nine months ended December 30, 2007 and for each of the three and nine month ended December 31, 2006 also includes a non-recurring charge of $8.8 million acquired IPR&D. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Exar and Sipex been a consolidated entity during the periods presented.

The summary includes the impact of certain adjustments mentioned in the previous paragraph (in thousands except per share information):

	Three months ended	Nine months ended
	December 31, 2006	December 30, 2007	December 31, 2006
Pro forma net sales	$34,967	$89,563	$113,738
Pro forma net loss	$(14,649)	$(51,818)	$(47,318)
Pro forma basic and diluted net loss per share	$(0.28)	$(1.01)	$(0.90)

NOTE 3. RELATED PARTY TRANSACTIONS

Alonim Investments Inc., our largest stockholder, and an affiliate of Future, owns approximately 7.6 million shares or approximately 16% of our outstanding common stock as of December 30, 2007. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 18% and 19% of our total net sales for the three months ended December 30, 2007 and December 31, 2006, respectively, and accounted for 19% and 20% of our total net sales for the nine months ended December 30, 2007 and December 31, 2006, respectively.

We reimbursed Future for approximately $27,000 and $45,000 of expenses for marketing promotional materials for the three and nine months ended December 30, 2007, respectively. We reimbursed approximately $2,000 of such expenses for both the three and nine months ended December 31, 2006.

Upon our merger with Sipex, we appointed an executive vice president and chief financial officer of Future to our board of directors. The board of directors has determined that this director is not independent within the meaning of The Marketplace Rule 4200(a)(15) of The NASDAQ Stock Market by virtue of our relationship with Future.

NOTE 4. RESTRUCTURING

On August 25, 2007, our management approved and initiated plans to restructure the operations of Sipex to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. The Sipex restructuring costs were accounted for as liabilities assumed as part of the purchase business combination as of August 25, 2007 in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

The following table sets forth restructuring liabilities which are included in other accrued expenses on the balance sheet, and the activities affecting the liabilities during the three and nine months ended December 30, 2007 (in thousands):

	Facility costs	Severance costs	Total restructuring liabilities
Balance at August 25, 2007	$1,166	$1,037	$2,203
Utilization	(111)	(19)	(130)
Sublease income received	46	—	46

Balance at September 30, 2007	1,101	1,018	2,119
Utilization	(391)	(229)	(620)
Sub-lease income received	69	—	69
Adjustment to accrual	454	—	454

Balance at December 30, 2007	$1,233	$789	$2,022

The liabilities established as of August 25, 2007 in connection with the merger include the following:

•	A liability of $1.0 million for severance and termination benefits for employees;

•	A liability of $0.5 million for facility lease exit cost primarily in our international sites;

•	A liability of $0.3 million for facility relocation and other costs; and

•	A liability of $0.4 million assumed in connection with our merger with Sipex.

During the three months ended December 30, 2007, we recorded an additional liability of $454,000 in connection with the Billerica lease termination.

For the three and nine months ended December 30, 2007, we paid cash severance of approximately $229,000 and $248,000, respectively, to the employees. The remaining balance of approximately $789,000 for severance costs is expected to be paid out in the next nine months.

For the three and nine months ended December 30, 2007, we utilized approximately $391,000 and $502,000, respectively, of our restructuring accrual, primarily related to moving expenses at our Hillview facility and the lease expenses for the unused portion of the Billerica facility in Massachusetts. The remaining balance of approximately $1.2 million is expected to be paid during the remaining terms of the lease contracts which extend through 2012.

NOTE 5. INVENTORIES

Our inventories at December 30, 2007 and March 31, 2007 consist of the following (in thousands):

	December 30, 2007	March 31, 2007
Raw material	$1,027	$—
Work-in-process	7,063	2,426
Finished goods	5,688	2,353

Inventories	$13,778	$4,779

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment at December 30, 2007 and March 31, 2007 consist of the following (in thousands):

	December 30, 2007	March 31, 2007
Land	$11,960	$6,660
Building	22,519	14,350
Machinery and equipment	65,117	52,670

Property, plant and equipment, total	99,596	73,680
Accumulated depreciation and amortization	(51,853)	(48,276)

Property, plant and equipment, net	$47,743	$25,404

NOTE 7. LONG-TERM INVESTMENTS

Our long-term investments balance at December 30, 2007 and March 31, 2007 are as follows (in thousands):

	December 30, 2007	March 31, 2007
Long-term investments	$2,653	$2,670

We account for our long-term investments in TechFarm Ventures L.P. (Q), L.P. (“TechFarm Fund”) and Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”) consisting of their respective portfolios of non-marketable equity securities under the cost method. In accordance with the EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, we periodically review and determine whether the investments are other-than-temporarily impaired, in which case the investments are written down to their impaired value.

In the three months ended December 31, 2006, we became aware that two of Skypoint Fund’s portfolio companies would be liquidated. We believed a portion of the carrying value of our investment in the Skypoint Fund was other-than-temporarily impaired. We recorded an impairment charge against our earnings of $0.9 million in September 2006. In the three months ended September 30, 2007, we performed a review of our investments and determined that two of the portfolio companies in the Skypoint Fund had limited cash on hand and financing opportunities were minimal. We concluded that a portion of the carrying value had been other-than-temporarily impaired and recorded an impairment charge against our earnings of $0.4 million in September 2007.

In the nine months ended December 31, 2006, we determined that the TechFarm Fund management fees continued to deplete the fund capital without any appreciation in the valuation of portfolio companies, and therefore concluded that a portion of the carrying value of our investment in the TechFarm Fund was other-than-temporarily impaired. In September 2006, we recorded an impairment charge against our earnings of $0.1 million in connection with the TechFarm Fund. No impairment charge was recorded for either of the three months periods ended December 30, 2007 and December 31, 2006.

During the three months ended December 30, 2007 and December 31, 2006, we made capital contributions of approximately $148,000 and $160,000, respectively, to the Skypoint Fund. As of December 30, 2007, we have a remaining obligation to make a capital contribution of approximately $0.9 million to the Skypoint Fund upon its request. We have no remaining capital contribution obligation to the TechFarm Fund at December 30, 2007.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

We account for goodwill in accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, goodwill is not amortized, but instead is tested for impairment at least annually and more frequently if certain indicators are present. We conduct our annual analysis of our goodwill and intangible assets in the fourth quarter of our fiscal year. The increase in the carrying amount of our goodwill from $5.2 million at March 31, 2007 to $176.8 million at December 30, 2007 is due to our merger with Sipex on August 25, 2007.

The changes in the carrying amount of goodwill for the nine month ended December 30, 2007 are as follow (in thousands):

Amount
Balance as of March 31, 2007	$5,190
Goodwill acquired in connection with Sipex merger on August 25, 2007	171,127
Adjustment to goodwill related to changes in estimates of restructuring liabilities initially recorded as of August 25, 2007 (Note 4)	454

Balance as of December 30, 2007	$176,771

Intangible Assets

Our intangible assets are comprised of intangible assets acquired in connection with our merger with Sipex in August 2007 and our acquisition of the Optical Networking Business Unit of Infineon Technologies A.G. in April 2005, as well as other individually acquired intellectual properties.

As of December 30, 2007 and March 31, 2007, our purchased intangible assets are as follows (in thousands):

	December 30, 2007			March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$48,393	$(5,244)	$43,149	$7,328	$(1,877)	$5,451
Patents/Core technology	7,900	(560)	7,340	—	—	—
Customer backlog	400	(242)	158	—	—	—
Customer relationships	10,800	(600)	10,200	—	—	—
Tradenames/Trademarks	600	(71)	529	—	—	—

	$68,093	$(6,717)	$61,376	$7,328	$(1,877)	$5,451

The estimated amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
Remainder of 2008	$3,049
2009	11,766
2010	11,833
2011	11,402
2012	10,202
2013 and thereafter	13,124

$61,376

The aggregate amortization expense for our purchased intangible assets for the three and nine months ended December 30, 2007 are as follows (in thousands):

Three Months Ended December 30, 2007	Nine Months Ended December 30, 2007
$3,091	$4,840

NOTE 9. EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the periods in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”). Diluted EPS reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock, the unvested restricted stock units (“RSU”) and restricted stock awards were exercised or converted into common stock by using the treasury stock method. A summary of our earnings (loss) per share for the three and nine months ended December 30, 2007 and December 31, 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Net income (loss)	$(11,682)	$2,986	$(23,481)	$6,769

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings (loss) per share	49,301	36,642	42,210	36,255
Dilutive effect of stock options and restricted stock units	—	148	—	263

Shares used in computation of diluted earnings (loss) per share	49,301	36,790	42,210	36,518

Earnings (loss) per share—basic and diluted	$(0.24)	$0.08	$(0.56)	$0.19

For the three and nine months ended December 30, 2007, as we incurred a net loss, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Approximately 393,000 and 492,000 shares of options and RSUs for the three and nine months ended December 30, 2007, respectively, were excluded from our loss per share calculation. If we had income for these two periods, our diluted shares would have increased by these aforementioned amounts.

For the three and nine months ended December 30, 2007, approximately 5.4 million and 4.9 million options to purchase shares of common stock, at exercise prices ranging from $8.78 to $86.10 and $9.53 to $86.10, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method. Approximately 280,000 warrants outstanding were also excluded from the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method for the three and nine months ended December 30, 2007.

For the three and nine months ended December 31, 2006, approximately 5.2 million and 5.1 million options to purchase common stock, at exercise prices ranging from $12.09 to $54.75 for both periods, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method.

NOTE 10. COMMON STOCK REPURCHASES

On August 31, 2007, we established a new share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock over the next twelve months. The 2007 SRP was in addition to a share repurchase plan announced in March 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock. The shares repurchased under the 2001 SRP fully utilized the $40 million authorization at December 30, 2007. As of December 30, 2007, the remaining authorized amount for stock repurchase under the 2007 SRP was $60.3 million with no termination date.

During the three and nine months ended December 30, 2007, we repurchased a total of 2.3 million and 4.7 million shares, respectively, of our common stock at an aggregate costs of $25.6 million and $58.0 million, respectively, under the 2007 SRP and 2001 SRP.

NOTE 11. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

We have an Employee Stock Purchase Plan which permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory under FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).

For the nine months ended December 30, 2007 and December 31, 2006, we issued 16,462 and 28,615 shares, at weighted average prices of $12.66 and $12.53, respectively, to participating employees. For the three months ended December 30, 2007, we did not issue ESPP shares due to our change in fiscal quarter end. For the three months ended December 31, 2006, we issued 10,408 shares at weighted average prices of $12.40. At December 30, 2007, approximately 1,680,000 shares of common stock were reserved for future issuance under our ESPP.

Stock Option Plans

On September 7, 2006, our shareholders ratified the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. Individuals eligible to receive awards under the 2006 Plan include our officers, employees, our directors, and certain consultants and advisors. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. At December 30, 2007, there were approximately 4,267,000 shares available for future grant.

Upon the merger with Sipex, we assumed options to purchase 2,215,421 shares of Sipex common stock (after the application of the exchange ratio in the merger) that had been granted by Sipex and Sipex’s five option plans: the 1997 Stock Option Plan, 1999 Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Non-Statutory Stock Option Plan and 2006 Equity Incentive Plan. We can grant options or issue shares pursuant to the assumed Sipex plans, but only to former Sipex employees or employees of the combined company hired after the merger. The 1997 Stock Option Plan expired in 2007. At December 30, 2007, there were approximately 618,000 shares available for future grant under the Sipex plans.

As of December 30, 2007, there were approximately 6,096,000 options outstanding under all stock option plans.

Generally, options under the 2006 Plan are granted with an exercise price of 100% of the fair value of the underlying stock on the date of grant and have a term of seven years, although the 2006 Plan provides that options may be granted with a term of up to ten years. Options generally vest at a rate of 25%, on their anniversary date, over four years. The assumed Sipex plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant.

Valuation Assumptions

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

The assumptions used to estimate the fair value of stock options granted for the three and nine months ended December 30, 2007 and December 31, 2006 (annualized percentages) are shown below:

	Three Months Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Expected term of options (years)	4.5 - 5.0	5.1 - 5.3	4.5 - 5.0	5.1 - 5.3
Risk-free interest rate	3.6% - 3.7%	4.6%	3.6% - 4.8%	4.6% - 4.9%
Expected volatility	31% - 32%	39% - 40%	30% - 36%	39% - 51%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$4.24	$5.32	$4.60	$5.67

Stock Options Activities

A summary of stock option transactions for all stock option plans is as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at March 31, 2007	5,294,117	$16.57
Options assumed from Sipex	2,215,421	6.84
Options granted	655,539	13.00
Options exercised	(345,892)	9.10
Options cancelled	(1,059,841)	19.68
Options forfeited	(663,745)	11.41

Balance at December 30, 2007	6,095,599	$14.08	4.39	$2,561,876

Vested and expected to vest, December 30, 2007	5,896,468	$14.16	3.81	$2,495,248

Vested and exercisable, December 30, 2007	4,461,164	$14.90	3.23	$2,037,395

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our stock on December 30, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 30, 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the fair value of our common stock of $7.99 as of December 30, 2007, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable was 0.8 million for both periods ended December 30, 2007 and December 31, 2006.

Total intrinsic value of options exercised was approximately $0.7 million and $1.2 million for the three and nine months ended December 30, 2007, respectively. Total intrinsic value of options exercised was approximately $0.1 million and $1.7 million for the three and nine months ended December 31, 2006, respectively.

Total cash received related to option exercises was $0.9 million and $3.2 million for the three and nine months ended December 30, 2007, respectively. The cash received related to option exercises was $0.4 million and $14.7 million for the three and nine months ended December 31, 2006, respectively. Upon option exercise, we issue shares of common stock.

We recorded a tax benefit of $0.02 million and $0.2 million related to the option exercises for the three and nine months ended December 30, 2007, respectively. We recorded a tax benefit of $0.2 million and $0.8 million related to option exercise for the three months and nine months ended December 31, 2006, respectively.

Total unrecognized stock-based compensation cost of $6.4 million and $5.6 million at December 30, 2007 and December 31, 2006, respectively, will be recognized over a weighted average period of 2.70 and 1.63 years, respectively.

Stock-Based Compensation Expenses

Effective April 1, 2006, we adopted SFAS No. 123R by using the modified prospective transition method. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest over the requisite service periods beginning on April 1, 2006. Under SFAS No. 123R, we have elected to use the straight-line attribution method for expensing stock-based compensation. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended December 30, 2007 and December 31, 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures.

We recorded stock-based compensation expense for the three and nine months ended December 30, 2007 and December 31, 2006 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Cost of sales	$361	$23	$495	$77
Research and development	389	285	937	963
Selling, general and administrative	1,035	749	2,482	2,246

Stock-based compensation expense	$1,785	$1,057	$3,914	$3,286

We modified approximately 202,000 stock options held by our former chief executive officer upon his departure in December 2007. The modification provides an extended exercise period from three months as defined by the plan to six months. As a result of the modification, we recorded additional stock-based compensation expenses of approximately $9,000 during the three months ended December 30, 2007.

Restricted Stock Awards and Units

In the second quarter of fiscal year 2007, we began issuing restricted stock units to employees and non-employee directors. Restricted stock units currently granted by us generally vest on the first or third anniversary date from the grant date. Restricted stock units granted under the 2006 Plan are counted against authorized shares available for future issuance on the basis of two shares for every restricted stock unit issued. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.

Restricted Stock Awards (“RSAs”)

We awarded 30,000 shares of restricted stock to our former president and chief executive officer on March 24, 2005 in connection with his employment agreement. The restricted stock vests annually over a period of three years and has a grant date fair value of $13.52. At December 31, 2006, 20,000 shares remained unvested with a remaining contractual life of 1.25 years. At December 30, 2007, there were no unvested shares of RSAs.

For the three and nine months ended December 31, 2006, we recorded stock-based compensation expense of $34,000 and $102,000, respectively, associated with these awards. Total unrecognized stock-based compensation cost in connection with this restricted stock was $0.2 million at December 31, 2006. For the three and nine months ended December 30, 2007, no stock-based compensation expense was recorded and there was no unrecognized compensation cost at December 30, 2007 associated with these awards.

During the nine months ended December 30, 2007, we granted the chairman of our board of directors 10,000 shares of fully vested common stock and recorded approximately $134,000 as stock-based compensation expense.

Restricted Stock Units (“RSUs”)

At December 30, 2007, there were 304,628 RSUs outstanding. The unrecognized stock-based compensation cost was $2.7 million at December 30, 2007 and is expected to be recognized as compensation expense over a weighted average period of 1.46 years.

At December 31, 2006, there were approximately 116,000 RSUs outstanding. The unrecognized stock-based compensation cost was $1.3 million at December 31, 2006 and was expected to be recognized as compensation expense over a weighted average period of 2.32 years.

A summary of restricted stock unit transactions follows:

	Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Non-vested at March 31, 2007	204,918	$13.18
Granted	195,750	13.18
Issued and released	(45,750)	12.71
Cancelled	(50,290)	13.27

Non-vested at December 30, 2007	304,628	$13.19	1.46	$2,433,978

Vested and expected to vest at December 30, 2007	274,166	$12.92	1.43	$2,190,587

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on December 30, 2007, multiplied by the number of non-vested RSUs expected to vest as of December 30, 2007.

For RSUs, stock-based compensation expense is calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

In August 2007 and November 2007, we granted approximately 22,000 shares of performance based RSUs to certain executives, issuable on March 31, 2008. Based on our assessment of meeting the performance targets established for each individual and the probability that these targets will be achieved, we recorded compensation expense of approximately $25,000 and $46,000, respectively, related to these grants for the three and nine months ended December 30, 2007.

During the three months ended December 30, 2007, we granted our former chief executive officer 5,000 shares of fully vested common stock after his three months of service as per his employment agreement, and recorded approximately $45,000 as stock-based compensation expense.

NOTE 12. WARRANTS

In connection with our merger with Sipex, we assumed warrants to purchase of a total of approximately 280,000 shares of our common stock. The warrants are exercisable at any time for shares of our common stock at an initial exercise price of $9.63 per share, subject to adjustment upon certain events. The warrants expire on May 18, 2011. As of December 30, 2007, there were approximately 280,000 warrants outstanding.

NOTE 13. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30 2007	December 31 2006	December 30 2007	December 31 2006
Net income (loss)	$(11,682)	$2,986	$(23,481)	$6,769

Other comprehensive income (loss):
Cumulative translation adjustments	(20)	(42)	(77)	(119)
Unrealized gain, on marketable securities, net of tax	684	56	1,036	529

Total other comprehensive income	664	14	959	410

Comprehensive income (loss)	$(11,018)	$3,000	$(22,522)	$7,179

NOTE 14. LEASE FINANCING OBLIGATION

In connection with our merger with Sipex, we assumed lease financing obligation related to a facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”). The lease term expires March 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview facility was estimated at $13.4 million at the time of the merger and is included within property, plant and equipment on the condensed consolidated balance sheet. In connection with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction with the liability on the condensed consolidated balance sheet as “long-term lease financing obligation.” The effective interest rate is 8.2%. Depreciation for the Hillview facility is recorded over the straight-line method for the remaining useful life.

Future minimum lease payments for the lease financing obligation as of December 30, 2007 are as follows (in thousands):

Fiscal year ending March

2008 (remaining 3 months)	$334
2009	1,374
2010	1,415
2011	13,624

Total minimum lease payments	16,747
Less: amount representing interest	(3,425)

Present value of minimum lease payments	13,322
Less: current portion of lease financing obligation	280

Long-term lease financing obligation	$13,042

For the three and nine months ended December 30, 2007, interest expense totaled approximately $275,000 and $367,000, respectively, for the lease financing obligation.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system will remain shut down during calendar year 2008, for a two year plume stability evaluation.

On August 21, 2003, we signed an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. We are under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. We have also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of December 30, 2007, the purchase commitment with PolarFab was approximately $1.7 million for the next twelve months.

On February 27, 2006, we entered into a definitive Master Agreement with Silan, a China-based semiconductor foundry. This transaction was related to the closing Sipex’s wafer fabrication operations located in Milpitas, California. Under this agreement, Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex’s process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Once we confirm to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to its specifications, Silan would commence commercial manufacturing for us. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for two years. As of December 30, 2007, several CMOS (complementary metal oxide semiconductor) and all bipolar and BiCMOS (bipolar CMOS) product qualifications have been completed to our specifications. Additional CMOS product qualification testing is ongoing. As of December 30, 2007, the purchase commitment was approximately $1.5 million.

Generally, we warrant all of our products against defects in materials and workmanship for a period ranging from ninety days to two years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is limited to either replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liability related to our products was approximately $0.4 million at December 30, 2007.

Additionally, our sales agreements indemnify our customers for any expenses or liability resulting from alleged or claimed infringements of any United States letter patents of third parties. However, we are not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are perpetual, commencing after execution of the sales agreement or the date indicated on our order acknowledgement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any such indemnity claim.

NOTE 16. LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of the matters discussed below and other matters is not presently determinable, management currently believes that the resolution of all such pending matters will not have a material adverse effect on our financial position, results of operations or liquidity.

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

On April 5, 2005, Vicor filed a cross-complaint against us in San Diego County Superior Court. In the cross-complaint, Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. In its cross-complaint, Vicor alleged that it is entitled to indemnification from us for the damages that Vicor paid to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. Vicor asserted causes of action against us for breach of contract, breach of express contract warranty, breach of implied warranties of merchantability and fitness, breach of the covenant of good faith and fair dealing, fraud, negligence, strict liability, implied contractual indemnity, and equitable indemnity. On May 9, 2005, we filed a demurrer to all but one of the indemnity causes of action in Vicor’s cross-complaint. On June 17, 2005, the San Diego Superior Court sustained our demurrer to all of Vicor’s causes of action without leave to amend except the claims for implied contractual indemnity and equitable indemnity. We answered the two remaining causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc.

We filed a motion for an order finding the Settlement Agreement that we entered with Ericsson was in good faith on December 20, 2006. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. The result of the finding of good faith was that Vicor’s indemnity claims were subject to dismissal. On February 13, 2007, Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding. The Court of Appeal summarily denied Vicor’s petition on February 28, 2007. On July 10, 2007, the San Diego

Superior Court dismissed Vicor’s indemnity claims and entered judgment in our favor. After entering judgment, the San Diego Superior Court awarded us costs against Vicor in the amount of $84,405 and monetary sanctions against Vicor in the amount of $44,266.91. Vicor filed a notice of appeal on September 6, 2007. Vicor has yet to file its opening brief.

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

DiPietro v. Sipex

In April 2003, Plaintiff Frank DiPietro (former CFO of Sipex Corp.) brought an action for breach of contract against Sipex in the Middlesex Superior Court in the state of Massachusetts. Mr. DiPietro was seeking approximately $800,000 in severance benefits. Sipex counterclaimed for approximately $150,000, which it was owed under a promissory note signed by Mr. DiPietro. In August 2004, Sipex filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro). In June 2005, the Middlesex Superior Court granted both Sipex’s Motions for Summary Judgment. Soon thereafter, Mr. DiPietro filed a notice of appeal. Sipex then filed motions for costs and pre-judgment interest. Sipex was successful in its motion for prejudgment interest and it was successful in requiring Mr. DiPietro to pay over $900 in deposition costs.

After these judgments, Sipex sought assurance from Mr. DiPietro that he had assets to cover this judgment. When it did not receive a satisfactory response, it filed a motion for attachment. On November 15, 2005, the Court ordered that Mr. DiPietro post a bond in the amount of $150,000. After some additional motion practice, Mr. DiPietro posted the bond.

Then, after judgment was formally entered in Superior Court, the clerk of the Superior Court collected the docket and sent it to the Appeals Court of Massachusetts. On June 21, 2006, Mr. DiPietro served Sipex with his appeal brief. On July 20, 2006, Sipex served its Opposition and Mr. DiPietro’s Reply Brief was served on August 3, 2006. On December 12, 2006, the Appeals Court heard arguments in DiPietro v. Sipex and asked for a letter clarifying a legal issue that Sipex provided on December 28, 2006. On January 12, 2007, Mr. DiPietro sent a letter responding to Sipex’s letter.

On May 14, 2007, the Appeals Court issued its decision reversing the Superior Court’s grant of summary judgment and remanding the case for further proceedings. Sipex immediately filed a motion for enlargement of time to file a Petition for Rehearing and an Application for Further Appellate Review. Sipex’s Petition for Rehearing was filed on June 13, 2007, in the Massachusetts Appeals Court and its Application for Further Appellate Review was filed on June 28, 2007, in the

Massachusetts Supreme Judicial Court. Thereafter, on July 9, 2007, DiPietro filed its Opposition to Sipex’s Application for Further Appellate Review and on July 18, 2007, filed his Response to Sipex’s Petition for Rehearing. In early September 2007, the Appeals Court amended its decision to clarify issues addressed in Sipex’s Petition for Rehearing.

Meanwhile, Mr. DiPietro filed a motion to release the bond he posted in early 2006 for the judgment amount due to the Appeals Court decision. On October 11, 2007, a hearing was held in the Middlesex Superior Court on this issue and on October 22, 2007, the court allowed this motion and Mr. DiPietro’s bond was released.

On October 31, 2007, Sipex’s Application for Further Appellate Review was denied. The case was remanded to Superior Court and will proceed forward.

Cypress v. Sipex, Exar and Ralph Schmitt

On October 12, 2007, Cypress Semiconductor Corporation (“Cypress”) filed an action against Sipex Corporation (“Sipex”), Exar Corporation (“Exar”), Ralph Schmitt and Does 1 through 50 in the Superior Court of the State of California, County of Santa Clara, Cypress Semiconductor Corp. v. Sipex Corp., et al., Case No. 1-07-CV096311, alleging claims for: (1) misappropriation of trade secrets ; (2) violation of the Computer Fraud and Abuse Act, 18 U.S.C. §1030; (3) unfair competition under Cal. Bus. & Prof. Code §§17200 et seq .; (4) tortious interference with contract; (5) interference with actual and prospective economic advantage; (6) breach of fiduciary duty and breach of the duty of loyalty; (7) inducement of breach of fiduciary duty; (8) breach of written contract; (9) breach of the covenant of good faith and fair dealing; (10) conversion; and (11) unjust enrichment. The second, sixth, eighth and ninth causes of action are alleged against Mr. Schmitt only. Mr. Schmitt was Chief Executive Officer and President and a member of the Board of Directors of Exar from August 25, 2007 to December 6, 2007. Prior to Exar’s merger with Sipex, he was Chief Executive Officer and a member of the Board of Directors of Sipex. Exar filed an answer to the complaint on November 13, 2007. The case was removed to federal court on November 14, 2007, Cypress Semiconductor Corp. v. Sipex Corp., et al., United States District Court, Northern District of California, Case No. C 07-05778 JF.

The case purportedly arises from Mr. Schmitt’s departure in June 2005 from Cypress, where he was Executive Vice President, Sales and Marketing, and his subsequent employment by Sipex. Cypress claims that Mr. Schmitt took Cypress confidential information to Sipex and then Sipex hired Cypress employees, who also are alleged to have taken Cypress confidential information to Sipex. Exar disputes the allegations in the complaint, believes it has meritorious defenses, and intends to defend the lawsuit vigorously. At this stage of the litigation and without additional information, we are unable to determine the probability that the claims asserted by Cypress will result in liability. As of the date of this report, we do not believe that the litigation will have a material impact on our financial condition results of operations or liquidity.

NOTE 17. INCOME TAXES

During the three months ended December 30, 2007 and December 31, 2006, we recorded an income tax provision of $1.7 and $0.4 million, respectively. During the nine months ended December 30, 2007 and December 31, 2006, we recorded an income tax provision of $7.5 and $3.1 million, respectively. The increase in our income tax provision from December 31, 2006 reflects the establishment of an $8.3 million valuation allowance against all our deferred tax assets in connection with our merger with Sipex as a result of our combined companies’ losses offset, in part, by benefits from lower pre-tax income. Our valuation allowance at December 30, 2007 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

Our effective tax rate for the three months ended December 30, 2007 was (16.6%), primarily due to acquisition-related non-deductible identifiable intangible assets amortization and other non-deductible acquisition-related charges during the three months ended December 30, 2007.

Effective April 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN 48 was a decrease in the liability for uncertain tax positions and an increase of $0.2 million to the April 1, 2007 opening retained earnings balance. Upon adoption of FIN 48, the liability for uncertain tax positions at April 1, 2007 was $0.8 million. Consistent with the provisions of FIN 48, we reclassified $0.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. In addition, we decreased current taxes payable and deferred tax assets by $3.5 million for unrecognized tax benefits which serve to reduce net operating loss and tax credit carryforwards.

The total amount of gross unrecognized tax benefits as of the April 1, 2007 adoption date of FIN 48 was $7.7 million. The unrecognized tax benefits increased by $0.1 million and $3.2 million during the three and nine months ended December 30, 2007, respectively, to $11.0 million. The increase during the three months ended September 30, 2007 is primarily as a result of our merger with Sipex in August 2007. If recognized, $1.2 million of these unrecognized tax benefits would be recorded as a reduction of future income tax provision.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $0.1 million and $0.2 million as of April 1, 2007 and December 30, 2007, respectively.

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 1997 through 2007 remain open and subject to examinations by the appropriate governmental agencies in the United States with fiscal years 2000 through 2007 open to audits in certain of our state jurisdictions.

NOTE 18. INDUSTRY AND SEGMENT INFORMATION

We operate in one reportable segment and design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including power management, networking, serial communications and storage. The nature of our products and production processes as well as the type of customers and distribution methods are consistent among all of our products.

Net sales by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Interface	$12,172	$9,071	$32,746	$30,446
Communications	7,558	7,037	21,484	22,396
Power management	5,477	—	7,251	—

Total net sales	$25,207	$16,108	$61,481	$52,842

The following table sets forth revenue by geographic area for the three and nine months ended December 30, 2007 and December 31, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
United States	$4,691	$6,781	$17,893	$23,118
China	6,099	2,309	13,168	7,294
Asia (excludes China)	7,925	2,555	14,156	8,581
Italy	2,958	2,576	6,801	6,305
Europe (excludes Italy)	3,393	1,873	9,321	7,445
Rest of the world	141	14	142	99

Total net sales	$25,207	$16,108	$61,481	$52,842

For the three months ended December 30, 2007 and December 31, 2006, Alcatel-Lucent represented approximately 15% and 19%, respectively, of our net sales. For the nine months ended December 30, 2007 and December 31, 2006, Alcatel-Lucent represented 13% and 17%, respectively, of our net sales. No other direct customers accounted for 10% or greater of our net sales in these periods.

Substantially all of our long-lived assets at December 30, 2007 and December 31, 2006 were located in the United States.

NOTE 19. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact of implementing SFAS No. 159 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, of adopting SFAS No. 157 on our financial position, results of operations and liquidity.

NOTE 20. SUBSEQUENT EVENTS

On January 16, 2008, we entered into a sublease agreement of our Hillview facility located in Milpitas, California, which we originally leased from Mission West Properties, L.P. (See Note 14.) The sublease will start from April 15, 2008 and expires on March 31, 2011, with an average annual rent of approximately $1.4 million. The agreement also requires the subtenant to pay certain operating costs associated with subleasing the facility.

On February 6, 2008, we acquired the exclusive rights to all of Fyrestorm Inc.’s (“Fyrestorm”) intellectual property, including rights to thirty patents related to digital predictive algorithms. Fyrestorm was a private venture-funded company that developed an all-digital adaptive loop control technology designed to enable efficient and extremely fast response switching-mode power supplies. We paid approximately $3.2 million in cash for the right to the intellectual property.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in this “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere regarding (1) our gross profits, (2) our research and development efforts and related expenses, (3) our selling, general and administrative expenses, (4) our belief that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (5) our anticipation that we will continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term and/or lease financing and additional sales of equity securities, (6) the possibility of future acquisitions and investments, and (7) our ability to accurately estimate our variables used in valuing stock-based compensation. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement.

Overview

Exar Corporation and its subsidiaries (“Exar” or “we”) are a fabless semiconductor company that designs, develops, markets and sells power management and connectivity silicon solutions. Applying both analog and digital technologies, our products are deployed in a wide array of products such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems and industrial automation equipment. We have a broad portfolio of high-performance interface devices: Universal Asynchronous Receiver Transmitters (“UARTs”), serial transceivers and integrated combinations. Our UARTs offerings provide customers with the low power, reduced space and increased bandwidth required for rapidly changing market demands. Building on this strong industry foundation, we also have a growing number of interface combination ICs that incorporate adjacent device functions – RS232, RS485, or I2C — onto a single, highly integrated product. Our power management products, such as PowerBlox™, regulators (boost and buck), charge pumps and controllers, provide measured levels of power to the system, independent of normal operating changes and temperature fluctuations. Our products are designed to enable solutions that produce more power with higher efficiency, such as drivers for Light Emitting Diodes (“LEDs”) for consumer and portable display monitors. Across the communications infrastructure, sophisticated data aggregation, transport and processing are done at the network switch, router and hub level by physical layer and access control solutions. We support this critical requirement with proven devices spanning T1/E1 to SONET/SDH transmission speeds. We also offer advanced framers and mappers enabling high bandwidth data aggregation over SONET/SDH. Finally, we offer Serial Advanced Technology Attachment (“SATA”) port multipliers/selectors that facilitate data deployment across varied storage environments.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, Asia, and Japan. Our products are sold in the United States through a number of manufacturer’s representatives and distributors. Internationally, our products are sold through various regional and country specific distributors with locations in thirty-three countries around the globe. In addition to our sales offices, we also employ a worldwide team of field application engineers to work directly with our customers. These international sales consist primarily of export sales from the United States that are denominated in U.S. Dollars. Such international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in U.S. Dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject us to tariffs, our gross profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Risk Factors” under Part II, Item 1A.

On August 25, 2007, Sipex Corporation (“Sipex”) became a wholly owned subsidiary of Exar and each share of Sipex common stock issued and outstanding immediately prior to the effective time of the merger was converted into 0.6679 shares of our common stock. Approximately 16.5 million shares of our common stock were issued to former Sipex stockholders in connection with the merger.

Sipex designed, manufactured and marketed high performance, analog integrated circuits (“ICs”) used by original equipment manufacturers (“OEMs”), in the computing, consumer electronics, communications and networking infrastructure markets. The merger was accounted for as a purchase. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements beginning August 26, 2007.

Subsequent Events

Please refer to Note 20 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the subsequent events involving sublease agreement of our Hillview facility and the purchase of Fyrestorm Inc.’s intellectual property, which are incorporated herein by reference.

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) net sales; (2) reserves for excess inventories; (3) income taxes; (4) non-marketable equity securities; and (5) stock-based compensation. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Our accounting policy for revenue recognition is described below to emphasize our revenue recognition to distributors. Our accounting policy for income taxes, which changed in the first quarter of fiscal year 2008 in connection with adoption of the Financial Accounting Standards Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), is described below.

Prior to our merger with Sipex in August 2007, the functional currency of each of our foreign subsidiaries was the local currency of that country. During the three months ended December 30, 2007, in connection with integrating and realigning our combined operations, we reassessed the economic facts and circumstances of each of our foreign subsidiaries. As a result, during the three months ended December 30, 2007, the functional currencies for our foreign subsidiaries were changed to the U.S. Dollar. Accumulated other comprehensive loss reported in the condensed consolidated balance sheet before December 1, 2007 included approximately $20,000 related to the cumulative foreign currency translation adjustment of our subsidiaries prior to changing our functional currency.

The accounts of foreign subsidiaries have been remeasured into U.S. Dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS No. 52”). Accordingly, foreign currency is remeasured to U.S. Dollars for financial purposes by using the U.S. Dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest and other income, net in the condensed consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date, for assets and liabilities, and for non-monetary items, the accounts are remeasured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

We derive revenue from the sale of our products principally to distributors and OEMs or their contract manufacturers. Our delivery terms are primarily FOB shipping point, at which time title and all risks of ownership are transferred to the customer. For the three and nine months ended December 30, 2007, approximately 25% and 31%, respectively, of our net sales were derived from product sales to our two primary distributors, Future Electronics Inc. (“Future”) and Nu Horizon Electronics Corp. (“Nu Horizons”). Approximately 75% and 69%, respectively, of our net sales were derived from product sales to other distributors, OEM customers and other non-distributors.

Non-distributors:

For non-distributors, revenue is recognized when title to the product is transferred to the customer, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided at the time product sales are recognized. An allowance for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating an allowance.

Distributors:

Our two primary distributors’ agreements permit the return of 3% to 5% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 2% of the proceeding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product ordered for a specific product with a specific volume range for a given customer over a period not to exceed one year.

•

Sell-in Basis: Revenue is recognized upon shipment if we conclude we can reasonably estimate the credits for returns, pricing allowances and/or other concessions. We record an estimated allowance, at the time of shipment, based upon historical patterns of returns, and pricing allowances and other concessions (i.e., “sell-in” basis).

•

Sell-through Basis: Revenue and the related costs of sales is deferred until the resale to the end customer if we grant more than limited rights of returns, pricing allowance and/or other concessions or if we cannot reasonably estimate the level of returns and credits issuable (i.e., “sell-through” basis). Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income” (gross profit margin on these sales) as shown on the face of the condensed consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred income as sales and cost of sales.

Our historical patterns of returns, pricing allowances and other concessions with distributors have been fairly consistent, which has enabled us to reasonably estimate such allowances at the time of shipment. Therefore, we have historically recognized revenue on sales to all distributors on a sell-in basis and recorded an estimated allowance, at the time of shipment, based on authorized and historical patterns of returns and other concessions. Concurrent with the merger with Sipex, we reassessed our ability to continue to reasonably estimate such allowances for each of our distributors as well as for Sipex’s distributors. Prior to the merger, Sipex recognized revenue on sales to all distributors on a sell-through basis. Consistent with Sipex’s past practice, we have concluded that we are not able to reasonably estimate such allowances at the time of shipment of products to Sipex’s distributors. Therefore, we have determined that consistent with Sipex’s past practice, we will continue to recognize sales to Sipex’s distributors on sell-through basis. In addition, as a result of the merger, our relationships, marketing and sales practices with our two primary distributors have changed. Further, as disclosed in Note 3 of the Notes to our condensed consolidated financial statements, Future is now a related party to Exar. As a result of these changes, we have concluded that we can no longer reasonably estimate returns, pricing allowances and other concessions at the time of shipment of products to these distributors. Accordingly, as of August 26, 2007, we determined it was appropriate that revenue on all sales to Future and Nu Horizons be recognized on a sell-through basis.

As a result of revenue on sales to our two primary distributors now being recognized on a sell-through basis, $6.5 million of revenue and $1.5 million of related cost of sales is deferred at December 30, 2007, and is included within Deferred income and Deferred income, related party, on the condensed consolidated balance sheet.

Accounting for Uncertainty in Income Taxes

Effective April 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The total amount of gross unrecognized tax benefits as of the April 1, 2007 adoption date was $7.7 million. The unrecognized tax benefits increased by $0.1 million and $3.2 million during the three and nine months ended December 30, 2007, respectively, to $11.0 million. The increase during the three months ended September 30, 2007 was primarily as a result our merger with Sipex in August 2007. If recognized, $1.2 million of these unrecognized tax benefits would be recorded as a reduction of future income tax provision.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $0.1 million and $0.2 million as of April 1, 2007 and December 30, 2007, respectively.

Our major tax jurisdictions are the United States federal and various states. The fiscal years 1997 through 2007 remain open and subject to examinations by the appropriate governmental agencies in the United States with fiscal years 2000 through 2007 open to audits in certain of our state jurisdictions.

The application of income tax law is inherently complex. Tax laws and regulations are at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposure. Changes in our assumptions and judgments can materially affect our consolidated financial position, results of operations and cash flows.

Results of Operations

For the periods indicated, the following table shows certain cost, expense and other income items as a percentage of net sales. The table and subsequent discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto.

	Three Months Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Net sales	100%	100%	100%	100%
Cost of sales:
Cost of sales	60	32	46	30
Amortization of purchased intangible assets	10	2	6	1

Total cost of sales	70	34	52	32

Gross profit	30	67	48	69

Operating expenses:
Research and development	35	39	36	37
Acquired in-process research and development	—	—	14	—
Selling, general and administrative	48	33	42	34

Total operating expenses	83	72	92	71

Loss from operations	(53)	(5)	(44)	(3)

Interest income and other, net	13	27	20	23
Other than temporary loss on long-term investments	0	0	(1)	(2)

Income (loss) before income taxes	(40)	21	(25)	19
Provision for income taxes	7	3	12	6

Net income (loss)	(46)%	19%	(37)%	13%

Note: Certain amounts may not total due to rounding.

Net Sales by Product Line

As described above in Critical Accounting Policies and Use of Estimates, we began to recognize revenue on shipments to our two primary distributors on a sell-through basis as of August 26, 2007.

The following table shows product line net sales in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended					Nine Months Ended
	December 30, 2007		December 31, 2006		Change	December 30, 2007		December 31, 2006		Change
Net sales:
Interface	$12,172	48%	$9,071	56%	34%	$32,746	53%	$30,446	58%	8%
Communications	7,558	30%	7,037	44%	7%	21,484	35%	22,396	42%	(4)%
Power management	5,477	22%	—	—	100%	7,251	12%	—	—	100%

Total	$25,207	100%	$16,108	100%		$61,481	100%	$52,842	100%

Interface

Interface products include UARTs, video, imaging and other products as well as transceiver products acquired in the merger with Sipex.

Net sales of interface products for the three and nine months ended December 30, 2007 include $4.6 million and $5.6 million, respectively, in net sales of products acquired in the merger. Furthermore, as a result of transitioning revenue recognition for our two primary distributors to a sell-through basis as of August 26, 2007, we estimate the net sales of our UARTs for the three and nine months ended December 30, 2007 were lower by $3.3 million and $4.9 million, respectively, as compared to the same periods a year ago.

In addition, net sales of UARTs for the three and nine months ended December 30, 2007 when compared to similar prior periods, decreased due to a shift in mix to lower priced products and lower prices for certain products.

Communications

Communication products include network access and transmission products, storage products, as well as optical products acquired in the merger with Sipex.

Net sales of communications products for the three and nine months ended December 30, 2007 include $0.7 million and $0.9 million, respectively, in net sales of products acquired in the merger. Furthermore, as a result of transitioning revenue recognition for our two primary distributors to the sell-through basis as of August 26, 2007, we estimate communication products net sales for the three and nine months ended December 30, 2007 were lower by $0.7 million and $1.2 million, respectively, as compared to the same periods a year ago.

Power Management

Power management products were acquired in the merger with Sipex and increased net sales for the three and nine months ended December 30, 2007 by $5.5 million and $7.3 million, respectively.

Sales by Channel and Geography

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended					Nine Months Ended
	December 30, 2007		December 31, 2006		Change	December 30, 2007		December 31, 2006		Change
Net sales:
Primary distributors	$6,391	25%	$5,908	37%	8%	$19,049	31%	$19,928	38%	(4)%
OEM and others	18,816	75%	10,200	63%	84%	42,432	69%	32,914	62%	29%

Total	$25,207	100%	$16,108	100%		$61,481	100%	$52,842	100%

Net sales to our two primary distributors, Future and Nu Horizons for the three months and nine months ended December 30, 2007 includes $2.8 million and $3.2 million in sales, respectively, of the products acquired in the merger. Furthermore, as a result of transitioning revenue recognition for our two primary distributors as of August 26, 2007, we estimate net sales for the three and nine months ended December 30, 2007 were lower by $4.0 million and $6.1 million, respectively.

Net sales to other distributors including OEM and their subcontract manufacturers for the three and nine months ended

December 30, 2007 includes $8.0 million and $10.5 million in sales of Sipex’s products following the merger.

Sales by Geography

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended					Nine Months Ended
	December 30, 2007		December 31, 2006		Change	December 30, 2007		December 31, 2006		Change
Net sales:
United States	$4,691	19%	$6,781	42%	(31)%	$17,893	29%	$23,118	44%	(23)%
International	20,516	81%	9,327	58%	120%	43,588	71%	29,724	56%	47%

Total	$25,207	100%	$16,108	100%		$61,481	100%	$52,842	100%

Net sales in the United States for the three and nine months ended December 30, 2007, includes $1.4 million and $1.8 million, respectively, in sales of products acquired in the merger. Furthermore, as a result of transitioning revenue recognition for our two primary distributors to a sell-through basis as of August 26, 2007, we estimate net sales for the three and nine months ended December 30, 2007 were lower by $4.0 million and $6.1 million, respectively.

Net sales in international markets for the three and nine months ended December 30, 2007, includes $9.4 and $11.9 million, respectively, of sales of products acquired in the merger.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended					Nine Months Ended
	December 30, 2007		December 31, 2006		Change	December 30, 2007		December 31, 2006		Change
Net sales	$25,207		$16,108			$61,481		$52,842
Gross profit	$7,567	30%	$10,712	67%	(29)%	$29,408	48%	$36,204	69%	(19)%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing the finished silicon wafers manufactured by independent foundries;

•	costs associated with assembly, packaging, testing, quality assurance and product yields;

•	the cost of personnel and related stock-based compensation expense, and cost of equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets;

•	the amortization of the fair value adjustment to acquired inventories in accordance with purchase accounting ; and

•	provisions for excess and obsolete inventory.

The decrease in gross profit for the three and nine months ended December 30, 2007, was primarily due to incremental amortization expense of $2.3 million and $3.2 million, respectively, associated with the purchased intangible assets as a result of the merger with Sipex, the amortization of the fair value adjustment to acquired inventories of $1.5 million and $1.8 million, respectively, and the sales of Sipex’s products which have lower gross margins. The amortization expense for the same period a year ago was $0.2 million and $0.7 million, respectively.

Stock-based compensation expense recorded in cost of sales was $0.4 million and $0.5 million, respectively, for the three and nine months ended December 30, 2007, as compared to $23,000 and $77,000, respectively for the same periods a year ago. The increase in stock-based compensation expense when compared to the same periods a year ago is primarily attributable to assumed unvested stock options in connection with the Sipex merger.

We anticipate that gross profit will continue to fluctuate due to, among other factors, future fluctuations in net sales, product mix, manufacturing costs, competitive pricing, manufacturing yields, excess and obsolete inventory, merger related expenses, the recognition of the synergy benefits, the reduction of the amortization of the fair value adjustment to acquired inventories and future amortization of any additional license technology.

Research and Development (“R&D”)

The following table shows research and development expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended					Nine Months Ended
	December 30, 2007		December 31, 2006		Change	December 30, 2007		December 31, 2006		Change
Net sales	$25,207		$16,108			$61,481		$52,842
Total research and development	$8,890	35%	$6,222	39%	43%	$22,401	36%	$19,513	37%	15%

Research and development expenses consist primarily of:

•	salaries, stock-based compensation and related expenses of engineering employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and the use of in-house test equipment; and

•	facility expenses.

The increase in R&D expenses for the three and nine months ended December 30, 2007, as compared to the same period a year ago, was primarily a result of an incremental expense of $2.4 and $3.6 million, respectively, due to our merger with Sipex, $0.3 million in severance costs of our employees, partially offset by lower labor related costs.

Stock-based compensation expense recorded in R&D expenses was $0.4 million and $0.9 million, respectively, for the three and nine months ended December 30, 2007, as compared to $0.3 million and $1.0 million, respectively, for the same periods a year ago.

We believe that innovation is critical to our long-term success, and we intend to continue our investments in R&D to enhance our product offerings in order to meet the current and future requirements of our customers and markets. Some aspects of our R&D efforts require significant short-term expenditures, such as mask tooling for new products, the timing of which may cause significant fluctuations in our R&D expenses. In addition, we expect R&D expenses to fluctuate with merger related expenses, the licensing of intellectual property, the recognition of the synergy benefits and potential costs of discontinuing certain product development efforts as we optimize our R&D projects. We are rationalizing our R&D projects with the intent of lowering spending from our most recent levels.

Selling, General and Administrative (“SG&A”)

The following table shows selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended					Nine Months Ended
	December 30, 2007		December 31, 2006		Change	December 30, 2007		December 31, 2006		Change
Net sales	$25,207		$16,108			$61,481		$52,842
Total SG&A	$12,071	48%	$5,347	33%	126%	$26,104	42%	$18,090	34%	44%

Selling, general and administrative expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of purchased intangible assets and

•	facility expenses.

The increase in SG&A expenses for the three and nine months ended December 30, 2007, as compared to the same period a year ago, was primarily attributable to an incremental expenses of $5.2 million and $6.6 million, respectively, due to our merger with Sipex, merger related costs of $0.5 million and $1.3 million, respectively, and the amortization of acquired Sipex intangible assets of $0.5 million and $0.7 million, respectively, partially offset by lower labor related expenses.

We recorded $0.5 million separation expenses associated with our former chief executive officer in December 2007. In September 2006, we recorded $0.7 million separation expenses associated with our former chief financial officer.

Stock-based compensation expense recorded in SG&A expenses was $1.0 million and $2.5 million for the three and nine months ended December 30, 2007, as compared to $0.7 million and $2.2 million for the same periods a year ago. The increase in stock-based compensation expense when compared to the same periods a year ago is primarily attributable to assumed unvested stock options in connection with the Sipex merger.

We anticipate that SG&A expenses will continue to fluctuate due to sales commissions, costs associated with business development, integration costs, amortization of acquired intangible assets, merger related expenses, the recognition of synergy benefits and professional fees. In the short term, many of the SG&A expenses are fixed; however, we expect SG&A expense will continue to fluctuate.

Acquired In-Process Research and Development:

We recorded a charge of $8.8 million in acquired in-process research and development (“IPR&D”), associated with the merger with Sipex in the three months ended September 30, 2007, we allocated the purchase price related to IPR&D through established valuation techniques with the assistance of a third-party service provider. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value, taking into account the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows derived from the IPR&D were discounted at discount rates ranging from 25% to 40%. The percentage of completion for these projects ranged from 20% to 87% at the merger date.

The IPR&D projects underway at Sipex at the merger date were in the interface and power management product families. Within interface, specific projects relate to new products in its Multiprotocol and RS485 families. Within power management, development activities relate to the commercialization of its digital power technology, LED drivers, DC-DC regulators and controllers. All of these projects require further development and testing to bring them up to production. IPR&D projects for interface are expected to require $0.8 million to complete with expected revenue generation beginning in mid calendar year 2008. IPR&D projects for power management are expected to require $2.2 million to complete. Product shipments of the IPR&D for the power management began in late calendar year 2007.

If the projects discussed above are not successfully developed and/or successfully marketed, our sales and profitability may be adversely affected in future periods.

Restructuring

During the three months ended December 30, 2007, we recorded an additional liability of $454,000 in connection with the Billerica lease termination.

For the three and nine months ended December 30, 2007, we paid cash severance of approximately $229,000 and $248,000, respectively, to the employees. The remaining balance of approximately $789,000 for severance costs is expected to be paid out in the next nine months.

For the three and nine months ended December 30, 2007, we utilized approximately $391,000 and $502,000, respectively, of our restructuring accrual, primarily related to moving expenses at our Hillview facility and the lease expenses for the unused portion of the Billerica facility in Massachusetts. The remaining balance of approximately $1.2 million is expected to be paid during the remaining terms of the lease contracts which extend through 2012.

See Note 4 of the Notes to our condensed consolidated financial statements in Item 1 of Part I for more information about the restructuring actions we have taken in fiscal year 2008.

Other Income, Net

The following table shows interest income and other, net in absolute dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended					Nine Months Ended
	December 30, 2007		December 31, 2006		Change	December 30, 2007		December 31, 2006		Change
Net sales	$25,207		$16,108			$61,481		$52,842
Other income, net	$3,377	13%	$4,289	27%	(21)%	$12,341	20%	$12,231	23%	1%

Interest income and other income, net primarily consists of:

•	interest income;

•	interest expense;

•	realized gains on marketable securities;

•	foreign exchange gains and losses; and

•	realized gains or losses resulting from investments in non-marketable equity securities and venture funds.

The decrease in interest income and other, net of $0.9 million during the three months ended December 30, 2007, as compared to the same period a year ago, was primarily attributable to lower interest income as a result of lower investment balances, a charge associated with an other-than-temporary impairment of the Skypoint portfolio and interest expense on our lease financing obligation. The increase in interest income and other, net of $0.1 million, during the nine months ended December 30, 2007, as compared to the same period a year ago, was primarily attributable to higher interest income as a result of increased interest rates.

We expect that our interest income will continue to fluctuate due to changes in interest rates and reduced investment balances as we continue to repurchase our stock.

Provision for Income Taxes

During the three months ended December 30, 2007 and December 31, 2006, we recorded an income tax provision of $1.7 and $0.4 million, respectively. During the nine months ended December 30, 2007 and December 31, 2006, we recorded an income tax provision of $7.5 and $3.1 million, respectively. The increase in our income tax provision from December 31, 2006 reflects the establishment of an $8.3 million valuation allowance against all our deferred tax assets in connection with our merger wit Sipex as a result of our combined companies’ losses offset, in part, by benefits from lower pre-tax income. Our valuation allowance at September 30, 2007 is primarily attributable to Federal and state deferred tax assets, as well as certain foreign deferred tax assets. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits and the lack of carry-back capacity to realize these assets. Based on the absence of objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets.

Our effective tax rate for the three months ended December 30, 2007 was (16.6%), primarily due to acquisition-related non-deductible identifiable intangible assets amortization and other non-deductible acquisition-related charges during the three months ended December 30, 2007.

Liquidity and Capital Resources

We do not have any off-balance sheet arrangements, investments in special purpose entities, variable interest entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts, nor do we have any synthetic leases. At December 30, 2007, we had no foreign currency contracts outstanding.

Our principal sources of liquidity during the nine months ended December 30, 2007 were cash and cash equivalents and short-term marketable securities, which, in the aggregate, decreased by $52.7 million to $303.4 million at December 30, 2007 from $356.1 million at March 31, 2007. Cash and cash equivalents increased by $36.1 million during the nine months ended December 30, 2007, resulting primarily from net cash provided by operating activities of $10.4 million and investing activities of $85.7 million and partially offset by net cash used in financing activities of $59.9 million.

Operating Activities

Net cash provided by operating activities totaled $10.4 million during the nine months ended December 30, 2007 as compared to net cash provided by operating activities of $15.2 million during the nine months ended December 31, 2006.

For the nine months ended December 30, 2007, net cash provided by operating activities resulted from a net loss of $23.5 million, an $8.8 million IPR&D non-cash charge from the merger with Sipex, an $18.1 million in non-cash charges for depreciation and amortization expense, stock-based compensation, tax benefit from stock plans, the provision for sales returns and allowances, and impairment charge on long-term investments, an increase in accounts receivable of $8.7 million, a decrease in accounts payable and accrued expense of $2.8 million, a decrease of income tax payable of $3.7 million, an increase in prepaid expense and other assets of $1.1 million, partially offset by a reduction in inventory of $1.0 million, an increase in accrued compensation and related benefits of $2.8 million; an increase in deferred income of $8.1 million and a decrease in deferred income tax assets of $11.4 million.

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

Investment Activities

Net cash provided by investing activities totaled $85.7 million during the nine months ended December 30, 2007 as compared to net cash used in investing activities of $97.3 million during the nine months ended December 31, 2006.

During the nine months ended December 30, 2007, our investing activities included proceeds from the sales and maturities of $381.4 million of short-term marketable securities, offset by purchases of short-term marketable securities of $290.9 million, purchases of property, plant, equipment and intellectual property of $1.4 million, and net merger transaction costs of $2.9 million. The decreased holdings of short-term marketable securities were primarily due to our repurchase of approximately $58.0 million stock during the period.

As of December 30, 2007, we had a remaining obligation to make a capital contribution of $0.9 million to the Skypoint Fund upon its request. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and/or short-term marketable securities.

During the nine months ended December 31, 2006, our investing activities included the purchase of short-term marketable securities of $226.3 million and purchases of property, plant and equipment and other assets of $2.8 million partially offset by proceeds from the sales and maturities of $132.5 million of short-term marketable securities.

Financing Activities

Net cash used in financing activities totaled $59.9 million in the nine months ended December 30, 2007, as compared to net cash provided by financing activities of $11.7 million in the nine months ended December 31, 2006.

During the nine months ended December 30, 2007, our financing activities reflected primarily the repurchases of our common stock totaling $58.0 million and $5.3 million payment of bank borrowings assumed from the merger with Sipex, partially offset by the proceeds from the exercises of stock options under our stock option plans of $3.4 million.

On August 31, 2007, we established a new share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock over the next twelve months. The 2007 SRP was in addition to a share repurchase plan announced in March 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock The shares repurchased under the 2001 SRP fully utilized the $40 million authorization at December 30, 2007. As of December 30, 2007, the remaining authorized amount for stock repurchase under the 2007 SRP was $60.3 million with no termination date.

During the three and nine months ended December 30, 2007, we repurchased a total of 2.3 million and 4.7 million shares, respectively, of our common stock at an aggregate cost of $25.6 million and $58.0 million, respectively, under the 2007 SRP and 2001 SRP.

To date, inflation has not had a significant impact on our operating results.

We anticipate that we will continue to finance our operations with cash flows from operations, existing cash and investment balances. We believe that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, thus possibly having a material adverse effect on our financial condition or results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements complementary to our business strategy. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us.

Recently Issued Accounting Standards

Please refer to Note 19 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

Our contractual obligations and commitments at December 30, 2007 are as follows (in thousands):

	Fiscal Year
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Purchase commitment (1)	$5,071	$731	$1,494	$2,587	$—	$—	$9,883
Long-term lease financing obligation (2)	334	1,374	1,415	1,456	—	—	4,579
Purchase commitment—PolarFab	1,734	—	—	—	—	—	1,734
Purchase commitment—Silan	1,498	—	—	—	—	—	1,498
Lease obligations (3)	148	392	253	166	150	—	1,109
Long-term investment commitments (Skypoint Fund) (4)	862	—	—	—	—	—	862
Remediation commitment (5)	13	53	53	53	20	—	192

Total	$9,660	$2,550	$3,215	$4,262	$170	$—	$19,857

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $1,169,000 at December 30, 2007 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contract over the next 12 to 18 months from our existing cash balances.
(2)	Lease payments (excluding $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties L.P. on March 9, 2006, as amended on August 25, 2007).
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner.
(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At December 30, 2007, we did not have significant foreign currency denominated net assets or net liabilities, and had no foreign currency contracts outstanding.

Interest Rate Sensitivity

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

Short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 30, 2007, short-term investments consisted of United States government and corporate securities of $147.5 million. At December 30, 2007, the difference between the fair value and the underlying cost of such investments was an unrealized gain of $1.1 million, before income taxes.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of December 30, 2007.

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

Changes in Internal Control over Financial Reporting

At August 25, 2007, Sipex had material weaknesses in its internal controls and procedures over financial reporting. We are currently in the process of integrating Exar’s and Sipex’s internal controls and procedures, and therefore, have excluded Sipex’s controls and procedures over financial reporting from our assessment of internal controls as of December 30, 2007. At this time, we intend to include Sipex in our fiscal 2008 management report, under Section 404 of the Sarbanes-Oxley Act of 2002.

Other than described above, there has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 16 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for discussions of the legal proceedings, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

If we are not able to successfully integrate, operate and manage the combined company resulting from our recent merger with Sipex, we may fail to realize the expected benefits of the merger, which could have a material adverse effect on our business, financial condition and operating results.

Our merger with Sipex, which was effective on August 25, 2007, resulted in the combination of two previously independent public companies and may require a long period of integration to realize all of the benefits we hope to achieve with the merger. Although we expect considerable benefits as a result of the merger, we will need to effectively address significant challenges to realize these expected benefits and synergies of the merger and there can be no assurance that we will actually realize any of these anticipated benefits. The integration of companies is a complex, time-consuming and expensive process that could disrupt our business and divert our management’s focus and resources from the day-to-day operation of the business to matters relating to the post merger consideration. Integration over multiple geographies throughout the world presents even greater challenges. These challenges include but are not limited to:

•	integrating the management teams, strategies, cultures and operations of the two companies;

•	retaining and assimilating the key personnel of each company;

•	integrating sales, engineering, operations, marketing, information technology and business management;

•	retaining and maintaining relationships with existing customers, distributors and other partners of each company;

•	achieving enterprise synergies;

•	managing multiple geographic locations;

•	integrating purchasing and procurement and retaining the main sources of supply and/or services of both companies;

•	integrating the business process and related information technology applications and infrastructure of the two companies;

•	developing new products and services that optimize the assets and resources of both companies;

•	coordinating research and development activities to enhance the timely development of new products and technologies; and

•	creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems.

Meeting these challenges will involve considerable risks, such as:

•	the potential disruption of each company’s ongoing business and distraction of management;

•	the difficulty of fully leveraging acquired technology and intellectual property rights into our products;

•	potential unknown liabilities associated with the merger;

•	unanticipated expenses related to integration, including technical and operational integration; and

•

the impairment of relationships with employees, customers and channel partners such as Future, including potential changes in existing agreements or delay or deferral in decisions, as a result of the integration process.

Integrating businesses and operations of this magnitude and scope can be challenging. We may not succeed in integrating Sipex’s business into ours and we may not realize the anticipated benefits of the merger. If we do not succeed in addressing these challenges or any other problems encountered in connection with the merger, our operating results and financial condition could be adversely affected.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to:

•	loss of or changes to key executives;

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	product delays or setbacks by us, our customers or our competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in the communications and semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of our performance by securities analysts;

•	decreases in the value of our investments, thereby requiring an asset impairment charge against earnings;

•	repurchasing shares of our common stock, including under our stock repurchase plan;

•	announcements of merger or acquisition transactions;

•	the impact of expensing stock options; and/or

•	general global economic and market conditions.

In particular, the market price of our common stock may decline as a result of the merger for a number of reasons including:

•	the integration of the combined company may be unsuccessful;

•	the effect of the merger on our financial results may not be consistent with our expectations or those of financial or industry analysts; or

•	we may not achieve the expected benefits of the merger as rapidly as, or to the extent, anticipated by us or financial or industry analysts.

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

•	the mix of product sales, as our margins vary across product lines;

•	the effect the timing of sales by our resellers on its reported results as a result of our sell-through revenue recognition policies;

•	the reduction, rescheduling, cancellation or timing of orders by our customers and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	dependency on a single product with a single customer;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical issues with our device or components in their system;

•	the inability of our customers to obtain components from their other suppliers; and

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to obtain financing or to fund capital expenditures;

•	changes in the mix of products that our customers purchase;

•	risks associated with entering new markets, such as increased competition, should we decide to do so;

•	the announcement or introduction of products by our existing competitors or potential new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and suppliers;

•

if wafer fabrication or packaging and test suppliers discontinue or experience extended disruption of supply, we may incur increased costs to obtain alternative suppliers or investment in inventory to meet continuity of supply obligations to customers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, or civil unrest;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increase in manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	increased costs and time associated with compliance with accounting rules or other regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record expenses for stock-based compensation and to change tax accounting principles;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short-term. Our future revenues are difficult to predict and at times we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be materially adversely affected.

Because a significant portion of our total assets are represented by goodwill and other intangible assets which are subject to mandatory annual impairment evaluations, we could be required to write off some or all of our goodwill and other intangible assets, which may adversely affect our financial condition and results of operations.

We accounted for our merger with Sipex using the purchase method of accounting. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. The excess purchase price was allocated to goodwill. In accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed annually or more frequently if impairment indicators arise, for impairment. We conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. Intangible assets that are subject to amortization are reviewed for impairment in accordance with FSAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When we perform future impairment tests, it is possible that the carrying value of goodwill and other intangible assets could exceed the implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

Because a significant portion of our total assets are represented by goodwill and other intangible assets, in accordance with SFAS No. 142, an annual impairment review is mandatory. Unlike other assets, goodwill cannot be defined as a stand-alone asset and must be valued as a residual of all other assets. The assessment of goodwill impairment is a subjective process.

Estimations and assumptions regarding such as future performance and results of our operations as well as comparability of our market capitalization and its net book value will be used. Changes in estimates and assumptions could have adverse impact on our operating result and our tax rate.

Internal deficiencies or weaknesses in internal control over financial reporting as a result of the merger that are not yet identified could emerge, and internal control deficiencies or weaknesses previously identified by Sipex could have an adverse effect on our financial results.

Our ability to implement our business plan successfully in an unpredictable market requires effective management systems and a system of financial processes and controls. If we are unable to maintain an adequate level of processes and controls and in our systems and procedures, we may not be able to accurately report our financial performance on a timely basis and our business would be adversely affected.

During the integration process, we may identify and correct deficiencies or weaknesses in our internal control and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified by us could emerge and the identification and correction of these deficiencies or weaknesses could have a material impact on our results of operations.

As part of our integration of Sipex, we are in the process of combining two previously separate internal control environments. Each control environment contains a significant number of individual controls that were operating separately until these two environments are combined. We anticipate that the combination of the two control environments will be a complex and time-consuming process. We may make errors or fail to properly or timely integrate all internal control elements, which could have an adverse impact on our ability to accurately produce financial statements. The disclosure of such errors or failures could have an adverse impact on our stock price.

For the fiscal year ended January 1, 2005, Sipex management informed their Audit Committee that they identified “material weaknesses,” as defined by the Public Company Accounting Oversight Board (or PCAOB), in the design and operation of Sipex’s internal control over financial reporting. These weaknesses related to entity-level control activities, revenue accounting and controls related to the financial closing process.

For the fiscal years ended December 31, 2005 and December 30, 2006, Sipex was not an accelerated filer, and therefore Sipex was not required to make the annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K. Sipex’s independent registered public accounting firm was not required to issue a separate attestation on management’s assessment of Sipex’s internal control over financial reporting under Item 308(b).

During fiscal year ended December 30, 2006, Sipex management continued efforts to improve its internal control over financial reporting, in particular to remediate the material weaknesses reported as of January 1, 2005. However, as Sipex was not an accelerated filer, and therefore not subject to the requirements of Item 308(a) and Item 308(b) of Regulation S-K, as noted above, the material weaknesses reported as of January 1, 2005 had not been remediated prior to our merger with Sipex .

We have already incurred significant costs associated with the merger and may continue to incur additional material costs relating to the merger going forward, which may adversely affect our financial results.

We have incurred direct transaction costs associated with the merger, including direct costs of the merger as well as liabilities accrued in connection with the merger. We may also incur charges to operations, which sometimes are not reasonably estimable, in the quarters following the consummation of the merger in order to reflect costs associated with integration. We may incur additional material charges in subsequent quarters to reflect additional costs associated with the merger. We anticipate that the combination will require significant cash outflows for acquisition and integration related costs. If the benefits of the merger do not exceed the integration costs, our financial results may be adversely affected.

We have made and in the future may make acquisitions and significant strategic equity investments, which may involve a number of risks. If we are unable to address these risks successfully, such acquisitions and investments could have a materially adverse impact on our business, financial condition and results of operations.

We have undertaken a number of strategic acquisitions and investments in the past, including our recent merger with Sipex, and may do so from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	failure to satisfy or set effective strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from normal daily operations of the business.

Additional risks involved with acquisitions include:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulties in supporting acquired products or technologies;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain key personnel;

•	failure to retain customers and/or customer programs;

•	unexpected capital equipment outlays and related expenses;

•	difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	being subject to litigation.

Risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive a financial return on our investments or incur losses from these investments;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any delays or other such operations or financial problems could adversely impact our business, financial condition and results of operations.

We are experiencing, and may continue to experience, unforeseen complications from the transfer of manufacturing processes to Silan in China and Episil Technologies (“Episil”) in Taiwan.

Sipex transferred its manufacturing processes to foundries operated by Silan in China and Episil in Taiwan in conjunction with the closure of its Milpitas, California wafer fabrication facility. The transfer has been and continues to be a complicated and time-consuming process that has been met with significant unforeseen complications which has delayed the transfer and is requiring additional allocation of our resources. Additional unforeseen transferring issues may arise in the future that could cause additional delays which could materially adversely affect our ability to timely produce our products for distribution. In addition, the parties may be unable to achieve all or any of the expected benefits of the relationship within the anticipated time-frames. The anticipated synergies between us and Silan or Episil may not be as significant as originally expected. The manufacturing processes and wafer testing for certain products may not be qualified by us following the transfer from us to Silan or Episil, or the qualification process may take significantly longer than currently expected. This could result in additional operating costs, loss of customers and business disruption.

If we fail to develop, introduce or enhance products that meet evolving market needs or which are necessitated by technological advances, or we are unable to grow revenues, then our business, financial condition and results of operations could be materially and adversely impacted.

The markets for our products are characterized by:

•	changing technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure;

•	increasing product development costs;

•	long design-to-production cycles;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	increasing functional integration;

•	moderate to slow growth;

•	frequent product introductions and enhancements;

•	changing competitive landscape (consolidation, financial viability);

•	finite market windows for product introductions; and

•	short end market product life cycle.

Our growth depends in part on our successful development and acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products; (v) continue to expand our technical and design expertise; (vi) introduce and cost-effectively manufacture new products on a timely basis; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands, the trend towards increasing functional integration and other changes. Migration from older products to newer products may result in volatility of earnings.

Products for our customers’ applications are based on continually evolving industry standards and new technologies. Our ability to compete will depend in part on our ability to identify and ensure compliance with these industry standards. The emergence of new standards could render our products incompatible. We could be required to invest significant time, effort and expenses to develop and qualify new products to ensure compliance with industry standards.

The process of developing and supporting new products is complex, expensive and uncertain, and if we fail to accurately predict and understand our customers’ changing needs and emerging technological trends, our business may be harmed. In addition, we may make significant investments to modify new products according to input from one or more customers who may choose a competitor’s or an internal solution, or cancel the project. We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may harm our business, financial condition and results of operations.

If we are unable to convert a significant portion of our design wins into actual revenue, our business, financial condition and results of operations could be materially and adversely impacted.

We have secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted.

If we are unable to accurately forecast demand for our products, we may be unable to efficiently manage our inventory.

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely affect customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely affect our financial position.

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

We have acquired and may in the future acquire intellectual property to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks such as successful technical integration into new products, market acceptance of new products and achievement of planned return on investment. Successful technical integration in particular requires a variety of factors which we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skill sets to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs.

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

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Silan to market our commodity interface products that could reduce our sales in the future. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations, looking for additional cost savings and technological improvements. If we are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. Our future competitive performance depends on a number of factors, including our ability to:

•	increase device performance and improve manufacturing yields;

•	accurately identify emerging technological trends and demand for product features and performance characteristics;

•	develop and maintain competitive products;

•	enhance our products by adding innovative features that differentiate our products from those of our competitors;

•	bring products to market on a timely basis at competitive prices;

•	respond effectively to new technological changes or new product announcements by others;

•	adapt products and processes to technological changes;

•	adopt or set emerging industry standards; and

•	meet changing customer requirements.

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

We sell many of our products through sales representatives and distributors, many of which sell directly to OEMs, contract manufacturers and end customers. Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow.

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

We derive a substantial portion of our revenues from Future, a related party, and our revenues would likely decline significantly if Future elected not to promote or sell our products or Future elected to, cancel, reduce or defer purchases of our products.

Future has historically accounted for a significant portion of Exar’s and Sipex’s revenues, and it is our largest distributor worldwide. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues. The loss of Future as a distributor, or a significant reduction in orders from Future would materially and adversely affect our operating results, business and financial condition.

We have a distributor agreement with Future that provides for Future to act as our distributor for certain products worldwide. If Future were to cease distributing these products, we could experience a reduction in sales as we retain replacement distributors for these products. Sales to Future are made under an agreement that provides protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by Future declined dramatically. Our distributor agreement with Future does not contain minimum purchase commitments. As a result, Future could cease purchasing our products with short notice to us. In addition, Future may defer or cancel orders without penalty, which would likely cause our revenues, business and financial condition to decline.

Alonim Investments Inc., our largest stockholder, and an affiliate of Future, our largest distributor, beneficially owns approximately 16% of our common stock, which will allow Future to significantly influence matters requiring stockholders’ approval. In addition, an executive officer of Future is on our board of directors, which could lead to actual or imputed influence from Future.

As a result of our merger with Sipex, an affiliate of Future, our largest distributor, owns a significant percentage of our outstanding shares and Pierre Guilbault, the chief financial officer of Future, is a member of our board of directors. Due to its affiliate’s ownership of a significant percentage of our common stock, Future may be able to exert strong influence over, actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents, although Future is bound by a Lock-Up and Standstill Agreement, until August 25, 2009, prohibiting Future from either soliciting proxies or seeking to advise anyone with respect to voting our stock. The significant ownership percentage of Future could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us. Conversely, by virtue of Future’s percentage ownership of our stock, Future could facilitate a takeover transaction that our board of directors did not approve, although, by the terms of the same Lock-Up and Standstill Agreement, Future is prohibited from making any public announcements with respect to, or proposing, any extraordinary transaction involving us until the first anniversary of the merger date.

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

We depend on third-party foundries to manufacture our products. Any disruption in or loss of the foundries’ capacity to manufacture our products subjects us to a number of risks, including the potential for an inadequate supply of products and higher materials costs. These risks may lead to delayed product delivery or increased costs, which could materially and adversely affect our business, financial condition and results of operations.

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on complementary metal oxide semiconductor (CMOS), Bipolar processes and Bipolar-CMOS (BiCMOS) process. Chartered Semiconductor Manufacturing Ltd., or Chartered, located in Singapore, manufactures the majority of the CMOS wafers from which our communications and UARTs products are produced. Episil, located in Taiwan, and Silan, located in China, manufacture the majority of wafers from which our power and serial products are produced. High Voltage BiCMOS power products are supplied by Polar Semiconductor (MN, USA) and Jazz

Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, we rely on our foundries continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

The manufacturing processes for our products are highly complex and are continuously being modified in an effort to improve yields and product performance. Many of our new products are designed to take advantage of smaller geometry manufacturing processes. Due to the complexity and increased cost of migrating to smaller geometries as well as process changes, we could experience interruptions in production or significantly reduced yields causing product introduction or delivery delays. If such delays occur, our products may have delayed market acceptance or customers may select our competitors’ products during the design process. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that our foundries or the foundries of our suppliers will not experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays. This risk is particularly significant in the near term as we have recently transferred certain of our manufacturing processes to Silan and Episil.

We do not have long-term wafer supply agreements with Chartered that would guarantee wafer quantities, prices, and delivery or lead times, but we do provide minimum purchase commitments to Silan and Episil in accordance with our supply agreements. Subject to any such minimum purchase commitments, these foundries manufacture our products on a purchase order basis. We provide Chartered and our other foundries with rolling forecasts of our production requirements. However, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. There can be no assurance that our third-party foundries will allocate sufficient capacity to satisfy our requirements. Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

In addition, we cannot be certain that we will continue to do business with our foundries on terms as favorable as our current terms. Significant risks associated with our reliance on third-party foundries include:

•	the lack of assured process technology and wafer supply;

•	limited control over quality assurance, manufacturing yields and production costs;

•	financial and operating stability of the foundries;

•	limited control over delivery schedules;

•	limited manufacturing capacity of the foundries; and

•	potential misappropriation of our intellectual property.

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

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products;

•	failure of our foundries to obtain raw materials and equipment;

•	financial and operating stability of the foundries or any of their suppliers;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, political instability or natural disasters;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of our products; and

•	manufacturing quality control or process control issues.

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

We depend on independent subcontractors in Asia for all of the assembly and the majority of the testing and shipping of our products to end customers. Our reliance on these subcontractors involves the following risks:

•	our reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of our subcontractors;

•	possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by us and the possible inability to obtain an alternate source to supply the package;

•	potential increases in assembly and test costs;

•	long-term financial stability of our subcontractors and their ability to invest in new capabilities and/or expand capacity to meet increasing demand;

•	disruption of services due to the outbreak of communicable diseases, acts of terrorism, natural disasters, labor disputes or civil unrest;

•	disruption of manufacturing or test services due to relocation of subcontractor manufacturing facilities;

•	subcontractors imposing higher minimum order quantities for substrates;

•	failure of our subcontractors to obtain raw materials and equipment;

•	increasing cost of raw materials resulting in higher package costs;

•	entry into “take-or-pay” agreements;

•	additional costs to qualify new local assembly subcontractors for prototypes;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	reallocation or limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain our subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of our products;

•	limited warranties from our subcontractors for products assembled and tested for us; and

•	third-party subcontractors’ abilities to transition to smaller package types and to new package compositions.

These risks may lead to shipment delays and supply constraints of our products or increased cost for the finished products, either of which could adversely affect our business, financial condition or results of operations.

Our ability to meet current demand or any increase in demand for our products may be limited by our ability to test our semiconductor wafers.

As part of our manufacturing process, we must test many of our semiconductor wafers using certain “probe testing” equipment. As such, our ability to meet current demand or any increase in demand for our products depends, in part, on our ability to purchase and install sufficient testing equipment. Obtaining and installing this equipment is a time and capital intensive process and depends on our ability to accurately predict future sales. If we are unable to estimate future sales correctly or we are unable to obtain the necessary testing equipment on a timely basis, we may be unable to meet the current demand or any increased demand for our products.

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

We use semiconductor wafer foundries and assembly and test subcontractors throughout Asia to manufacture a significant portion of our products. Our dependence on these subcontractors involves the following risks:

•	disruption of services due to political, civil, labor and economic instability;

•	disruption of services due to natural disasters or outbreak of communicable diseases;

•	disruption of transportation to and from Asia;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and

•	compliance with local or international regulatory requirements.

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

The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Current and prospective employees may experience uncertainty about their future roles with us. Sipex, while similar to us, does not have the same corporate culture, and some former Sipex employees may not want to work for us. In addition, competitors may recruit employees during our integration, as is common in high technology mergers. If we are unable to retain personnel that are critical to successful integration and our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions and changes in rulemaking by the regulatory bodies; and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under SFAS 123R, Share-Based Payment, requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expense, selling, general and administrative expense and our tax rate. The change in our revenue recognition for our two primary distributors from sell-in to sell-through has impacted our financial results as revenues and costs which had been recognized upon sell-in to these distributors are now deferred until these two distributors sell-through to their customers. The delayed in revenue recognition has unfavorably affected our current period operating results.

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

If defects or bugs are discovered after commencement of commercial production of a new product, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products or may agree to be liable for certain damages incurred. These costs or damages could have a material adverse effect on our financial condition and results of operations.

Because some of our integrated circuits products have lengthy sales cycles, we may experience substantial delays between incurring expenses related to product development and the revenue derived from these products.

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

Our operating expenses are relatively fixed in the short to medium term, and therefore, we have limited ability to reduce expenses quickly and sufficiently in response to any revenue shortfall. In addition, we typically plan our production and inventory levels based on forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. This incremental cost could have a materially adverse impact on our business, financial condition and results of operations.

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

We have given certain customers increased indemnification for product deficiencies that is in excess of the standard limited warranty indemnification and could possibly result in greater costs, in excess of the original contract value. In an attempt to limit this liability, we have also increased our errors and omissions insurance policy to partially offset these potential additional costs; however, our insurance coverage could be insufficient to prevent us from suffering material losses if the indemnification amounts are large enough.

Earthquakes and other natural disasters may damage our facilities or those of our suppliers and customers.

Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of our customers and suppliers are in locations which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be disrupted. Similarly, a major earthquake or other natural disaster affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply of our products and harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are inapplicable.

(c)	Issuer Purchases of Equity Securities

During the three months ended December 30, 2007, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
Balance as of September 30, 2007	3,942,765	$13.39	3,932,765	$85,864

10/1/07—10/31/07	1,202,200	13.19	1,202,200	$70,003
11/1/07—11/30/07	219,400	9.10	219,400	$68,007
12/1/07—12/30/07	917,356	8.45	917,356	$60,254

Total shares purchased	2,338,956	$10.95	2,338,956

Balance as of December 30, 2007	6,281,721	$12.69	6,271,721

(1)	All shares repurchased under a public announced plan or 10b5-1 program.
(2)	On August 31, 2007, we established a new share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock over the next twelve months. The 2007 SRP was in addition to a share repurchase plan announced in March 2001 (“2001 SRP”), which covers the repurchase of up to $40 million of our common stock. The shares repurchased under the 2001 SRP fully utilized the $40 million authorization at December 30, 2007. As of December 30, 2007, the remaining authorized amount for stock repurchase under the 2007 SRP as $60.3 million with no termination date.

During the three and nine months ended December 30, 2007, we repurchased a total of 2.3 million and 4.8 million shares, respectively, of our common stock at an aggregate cost of $25.6 million and $58.0 million, respectively, under the 2007 SRP and 2001 SRP.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on October 11, 2007 in Fremont, California. The number of shares issued, outstanding and eligible to vote as of the record date was 47,671,156. At the meeting, the stockholders voted on the proposals identified below.

Proposal 1. To elect directors to serve on the board of directors.

	Votes For	Votes Withheld
Pierre Guilbault	45,769,414	1,901,742
Brian Hilton	46,236,669	1,434,487
Juan “Oscar” Rodriguez	46,216,515	1,454,641
Ralph Schmitt	46,242,577	1,428,579

Richard L. Leza, Pete Rodriguez and John S. McFarlane will continue in office until the 2008 annual meeting.

Proposal 2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the 2008 fiscal year.

FOR	46,517,441
AGAINST	1,143,755
ABSTAIN	9,960

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 are as follows:

Exhibit Footnote	Exhibit Number	Description
(c)	3.1	Amended and Restated Certificate of Incorporation;

(e)	3.2	Amended and Restated Bylaws;

(b)	4.1	Agreement Between Exar Corporation and John S. McFarlane;

(b)	4.2	Separation Agreement between Exar and Ralph Schmitt, dated as of December 29, 2007;

(a)	10.1	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement dated July 1, 1997 by and between Exar and Future Electronics Incorporated. (the “Future Agreement”);

(a)	10.2	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement dated December 1, 2001 by and between Exar and Nu Horizons Corporation (the “Nu Horizons Agreement”);

(a)	10.3	Amendment No. 8, entered October 21, 2007, to the Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (the “Sipex Agreement”), which terminates the Sipex Agreement;

(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

(a)	Filed herewith.
(b)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.
(c)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.
(d)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference.
(e)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION
(Registrant)

February 8, 2008	By	/s/ John S. McFarlane
John S. McFarlane
Interim Chief Executive Officer and President
(Interim Principal Executive Officer)

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description
(c)	3.1	Amended and Restated Certificate of Incorporation;

(e)	3.2	Amended and Restated Bylaws;

(b)	4.1	Agreement Between Exar Corporation and John S. McFarlane;

(b)	4.2	Separation Agreement between Exar and Ralph Schmitt, dated as of December 29, 2007;

(a)	10.1	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement dated July 1, 1997 by and between Exar and Future Electronics Incorporated. (the “Future Agreement”);

(a)	10.2	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement dated December 1, 2001 by and between Exar and Nu Horizons Corporation (the “Nu Horizons Agreement”);

(a)	10.3	Amendment No. 8, entered October 21, 2007, to the Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between Sipex and Future Electronics Inc. (the “Sipex Agreement”), which terminates the Sipex Agreement;

(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

(a)	Filed herewith.
(b)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.
(c)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.
(d)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference.
(e)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference.