Form 10-K
period 2008-03-30
EXAR CORP
filed 2008-06-13
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-14225

EXAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48720 Kato Road, Fremont, CA 94538

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (510) 668-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 Par Value	The NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 28, 2007 was $509,245,654 based on the last sales price reported for such date as reported on The NASDAQ Global Market.

The number of shares outstanding of the Registrant’s Common Stock was 42,678,072 as of May 23, 2008, net of 19,835,425 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2008 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2008 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 30, 2008

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our revenue growth, (2) our future gross profits, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, and (10) anticipated results in connection with the merger with Sipex Corporation. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to the information contained under the captions Part I, Item 1—“Business,” Part I, Item 1A —“Risk Factors” and Part II, Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any obligation to update information in any forward-looking statement.

ITEM 1.	BUSINESS

OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, develops, markets and sells connectivity and power management products to the consumer, communications and industrial markets. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication system and industrial automation equipment. Our portfolio spans a wide range of performance solutions from direct current to direct current (“DC-DC”) regulators and controllers, voltage references, microprocessor supervisors, charge pump regulators and light-emitting diode (“LED”) drivers, single and multi-channel Universal Asynchronous Receiver/Transmitter (“UART”) for portable and wireless applications, serial interface, port multipliers for storage applications, to T/E (T: North America and Asia transmission interface; E: European transmission interface) and Synchronous Optical Network/Synchronous Data Hierarchy (“Sonet/SDH”) communications. The solutions are designed working directly with large original equipment manufacturer (“OEM”) customers who help drive our technology roadmap and system solutions.

We were incorporated in California in 1971 and reincorporated in Delaware in 1991. Our common stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “EXAR”. See the information in Part II, Item 8—“Financial Statements and Supplementary Data” for information on our financial position as of March 30, 2008 and March 31, 2007, and our results of operations and cash flows for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006.

In August 2007, we completed our merger with Sipex Corporation (“Sipex”), a company that designed, manufactured and marketed high performance, analog integrated circuits (“IC”) used by OEMs in the computing, consumer electronics, communications and networking infrastructure markets. As a result of the merger, we have combined product offerings and increased technical expertise, distribution channels, customer base and geographic reach.

We believe our broad product offerings provide our customers the following benefits:

•	A single source supplier for a broad range of connectivity solutions and power management products which include transceivers, mappers, framers, UARTs, PowerBlox regulators and display drivers;

•	Unique value-added features and functions;

•	Highest power density solutions with lowest power consumption, and at elevated operating temperatures through unique intellectual property and the integration of multiple functions on a single device;

•	Reduced system noise jitter and improved data integrity; and

•	Accelerated time-to-market by enabling our customers to focus on their core competencies and to outsource standards-based solutions.

Our key elements of the solutions include:

Commitment to Connectivity.    We remain steadfast in our commitment to connectivity—a strategic principle that drives our product strategies and serves as a foundation for customer and vendor engagements. Connectivity describes our distinctive approach in creating and providing value to our stockholders, customers and suppliers.

Leading Analog and Mixed-Signal Design Expertise.    We have over 35 years of proven technical competency in developing analog and mixed-signal ICs. As a result, we have developed a deep understanding of the subtleties of analog and mixed-signal design and a comprehensive library of analog core blocks. For example, our high-speed, low-jitter Phase-Locked-Loop (“PLL”) capability plays a key role in our mixed-signal line interface units, transceivers, timing recovery, jitter attenuators and mapper products. In addition, we have developed many digital blocks and engines that are used in framers, mappers, cross connects and aggregation functions. For our core analog capability, we have developed the first DC-DC switching solution delivering the highest power density in the smallest size and operating at the highest temperature levels without a heat-sink. As a result, we can provide our customers with solutions that typically exceed standard specifications and allow them flexibility in designing other system elements.

Comprehensive Solutions to Enhance System Integration.    The combination of our design expertise, diverse technology and system-level expertise allows us to provide comprehensive solutions that encompass hardware, software and applications support. We believe that by using our solutions, OEMs can develop higher performance systems, better leverage their development resources and reduce their time-to-market.

Compelling Performance Solutions.    We use our systems expertise and our analog, digital and mixed-signal design techniques to architect high-performance products based on standard complementary metal oxide semiconductor (“CMOS”) process technologies. The diversity of our technology allows us to integrate in order to develop further unique and differentiated solutions for our customers.

MARKETS AND PRODUCTS

Communications

The communications industry and its underlying technology continue to go through a significant transformation. This transformation has been largely driven by the continuing adoption of broadband applications such as the internet, voice over internet protocol (“VOIP”) and video-on-demand, resulting in increased demand for bandwidth, storage capacity and security. This phenomenon has a significant influence on the type and configuration of equipment deployed in the communications infrastructure, requiring carriers to invest in multi-service equipment that can aggregate and transport these varying types of network traffic.

For several years, the communications industry has also been experiencing consolidation as surviving carriers acquire wire-line and wireless networks to compete with expanded coverage and services, while demanding significant reductions in the cost of building and maintaining these networks. The combined effect of these changes in the telecommunications market continues to drive IC manufacturers to increase the bandwidth supported by their devices by providing vertical integration (more functionality) and horizontal integration (more channels). In addition, heat and power have become problematic issues in these applications. Increasingly, the solution requires the power management portion of the system to work in alignment with the data processing solution in order to reduce overall system power and heat. This push to providing more cost effective devices while reducing the power and heat is enabling the increased adoption rate of these services in both established and emerging markets. We believe that IC companies, such as Exar, with proven analog and digital design expertise and a deep understanding of system-level applications will have a competitive advantage in this changing market environment.

Our products for T/E carrier, ATM and SONET/SDH applications include high-speed analog, digital and mixed-signal physical interface and access control ICs. The physical interface IC consists of a transmitter and receiver that, when integrated, is called a transceiver. Transceivers interface with the physical transmission media. Most of these high-speed, mixed-signal ICs convert digital inputs in a parallel format into a single bit stream that is many times faster than the original signal. Access control circuits are digital circuits that format, or frame, the data, perform error checking, and in some applications, aggregate signals by mapping multiple lower-speed data streams into one single higher-speed stream. The figure below illustrates where our products are employed within networking equipment.

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

T/E & SONET/SDH

While the worldwide communications infrastructure market continues to transform into packet based infrastructure to support cost and service demands imposed by the deployment of new converged services, many of the existing networks continue to be powered by T/E and SONET/SDH based infrastructure. Our communications products primarily address equipment markets in two main segments: Metro-Access and Metro-Core. The Metro-Access segment of the communications network covers both wired and wireless access equipment that aggregates data traffic from homes, wireless base-stations and businesses towards the Metro-Core. The Metro-Core communications network primarily consists of fiber-optics based equipment that transports data at rates of 2.4 Gigabits per second or higher within a city center or a larger area. In North America, the high-speed data traffic standard is SONET and in most of the rest of the world, it is SDH. Over optical fiber, the SONET/SDH standard ensures network reliability, data integrity and the interoperability of equipment deployed across the network from different manufacturers.

We offer a broad range of products in the T1/E1 segment encompassing AFEs, short-haul and long-haul LIUs and LIU/framer combinations that incorporate reconfigurable, relayless, redundancy with integrated termination resistors and jitter attenuators. Used individually or in chip sets, our T1/E1 devices offer customers key advantages including design flexibility, enhanced system reliability and standards compliance which are critical components of high-density, low-power system boards and line-cards. In addition, our T1/E1/J1 LIU combination products simplify the design process by saving board space and by reducing complexity as a result of lowering component count. Our T1/E1 portfolio includes products with up to 21 channels of AFEs, up to 14 channels LIU/JA, up to 8 channels LIU/framer and up to 28 channel LIU/framer/mapper combinations.

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

Our strategy is to accelerate the reduction of power consumption and integrate the normally separate power and communications functions in order to significantly reduce power consumption and overall heat generation.

We also supply a family of V.35 transceiver products used for data transmission, primarily in networking equipment such as routers and bridges.

Our data aggregation mapper solutions leverage our expertise in T/E carrier with SONET/SDH, enabling us to provide unique solutions to the SONET/SDH marketplace. In addition to integrating SONET PHY capability into our data aggregation mappers, we also offer a family of OC-3/12/48 PHYs and intend to complement these devices with additional OC-48 data aggregation solutions. Our access control products include framers, ATM UNIs and data aggregation mappers. Complementing our OC-3 to OC-48 SONET/SDH devices was the addition of a highly integrated OC-3/STM-1 to OC-192/STM-64 multi-rate framer. This product extends our SONET/SDH capabilities to cover all data rates starting from OC-3/STM-1 to OC-192/STM-64. In addition, the device enables significant flexibility in line card design coupled with substantial cost and power savings. We extended our mixed-signal technology leadership into next generation metro core and transport network markets with the introduction of the first in a family of multi-protocol over SONET/SDH framers. These devices are designed to facilitate the growing market shift towards the convergence of triple-play services over SONET/SDH.

Consumer/Industrial

In the consumer and industrial space, we provide our storage, interface, and power solutions. For the consumer markets, we focus on the high performance consumer segment such as digital video recorders, set-top boxes, liquid crystal display (“LCD”) and plasma high-definition TVs and gaming. In the industrial market, we focus in areas such as system automation, robotics and medical and test devices in both tethered and portable applications.

Serial Communications

The transition from parallel to serial interfaces for chip-to-chip or system-to-system interconnects has been required to address the needs of the fastest-growing data communications markets. By converting parallel links into serial links, UARTs play a vital role in reducing the large number of wires and traces in legacy designs. In addition to this conversion, UARTs offer additional benefits by off loading functions such as interrupt processing and data flow control from the CPU, which results in increased bandwidth.

UARTs are used in a wide range of equipment for control and diagnostics functions. UARTs are also used in system management to monitor Quality of Service (“QoS”) information, or to provide redundancy in fault tolerant systems. Our highly integrated single/multi-channel UARTs have been specifically designed for systems with high throughput. These include servers, routers, network management equipment, computer telephony, remote access servers, wireless base stations and repeaters.

Multi-channel UARTs are commonly used in industrial applications such as process control and factory automation. Point-of-sale host systems often communicate to multiple remote terminals and self-service pumps at gas/petrol stations. These environments will typically have 8 to 32 (RS-232 or RS-485) ports by using multiple UARTs for communications.

Single and multi-channel UARTs are used in portable consumer applications such as multi-media products, Global Positioning System (“GPS”) and Personal Digital Assistant (“PDA”) devices. Products such as smart phones and PDAs utilize multiple serial interfaces to connect to Bluetooth, compact flash, IrDA, serial docking interface and GPS receivers for wireless or wired interface to global positioning systems. When a Bluetooth or GPS receiver is not integrated in the device, an external module can easily be connected via the UARTs interface in most applications. Our UARTs are well suited for battery-operated applications that require mobility such as handheld data entry devices, security alarm and point-of-sale terminals.

Transceiver interface products facilitate the transfer of digital signals between or within electronic systems and ensure reliable connectivity between networks, computers and the rapidly expanding mix of digital peripherals and consumer portable devices that connect to them. Our single protocol RS-232 and RS-485 transceivers comply with international standards in delivering multi-channel digital signals between two systems. Our proprietary multi-protocol transceivers enable network equipment to communicate with a large population of peripherals that use a diverse set of serial protocol standards without the added burden of multiple add-on boards and cables.

As a leader of UART solutions, we offer a broad line of industry-proven product families. Our product portfolio consists of single, dual, quad and octal channel devices with enhanced feature sets and a broad range of packaging options. These products provide an easy migration path from one product generation to the next. These solutions are highly integrated UARTs that we believe are the defacto industry standard for UART with First-In First-Out (“FIFO”) used in multi-port applications. We introduced our first to market wireless UART solution in the fiscal year 2008. The wireless UART is a transmitter and receiver chipset which allows applications to send and receive data wirelessly over a secure proprietary protocol. The proprietary protocol enables the application to achieve the highest degree of security to protect the data. The wireless UART solution integrates the UART and radio frequency (“RF”) function into a simple to use small footprint solution. Coupled with our proprietary driver software, our customers have an easy turnkey wireless solution which eliminates the difficult software development activities they currently have.

Power Management

The power management market has changed considerably over time. The practice of considering power management at the final stages of the system design has given rise to increased difficulties in space, available energy and heat dissipation. Power management has now moved from the final design stage to becoming one of the primary problems to solve when defining a system. As a result, power solutions today are challenged to develop solutions which solve a variety of these problems.

Portable and consumer applications such as notebooks, set-top boxes and portable blood analyzers require a variety of power management and power display solutions. These applications are becoming more and more complicated as the dimensions continue to reduce, functions continue to grow, and longer battery life is required. The challenge to the power system is an increase in the number of voltages in the system and current required, while the space allowed decreases, operating voltages continue to drop, and higher efficiencies are required. We provide a portfolio of LED drivers, linear regulators and DC-DC regulators which are targeted for these applications. As a leader in charge pump backlight solutions, we were the first company to achieve 90% efficiency in the flash LED market with the fewest external components.

In the communications and industrial markets, power systems have also seen a significant trend toward multiple system voltages, increased currents, increased efficiency needs, and smaller spaces, but the challenge of higher input voltages has now been added. This additional challenge has caused the introduction of the intermediate bus architecture which is an additional regulation step for the power system prior to regulating to the final working voltages that the system application needs. This architecture requirement has reduced the overall system efficiency which then requires the system design to provide more raw energy to the system and also to dissipate a higher level of heat due to the inefficiencies of the system. Our high voltage controller and DC-DC regulator solutions are designed to eliminate the intermediate bus regulator and simplify the system design, while at the same time, reducing the system losses by as much as 50%.

As our progress deepens in power, our digital power efforts will become a solution which integrates the power management function within an application into a cohesive power system. The potential is beyond simple integration as our digital power solution which we have defined with specific OEM customers will enable our customers to achieve performance results that they were not able to achieve with traditional solutions.

Utilization of our devices accelerates time-to-market and system performance by reducing development time and addressing the growing need for board space savings, lower power and increased bandwidth requirements for communications, industrial and consumer applications. For example, our UARTs, Backlight Display Drivers, and regulators are well suited for battery-operated applications that require mobility such as handheld data entry devices, security alarms and point-of-sale terminals.

Storage

Market demand is driving the need for increased storage capacity for a host of consumer, home media and industrial applications where cost effective, dense storage is a requirement. There are many approaches to data storage deployment: Storage Area Network (“SAN”), Direct Attached Storage (“DAS”), Network Attached Storage (“NAS”), Redundant Array of Inexpensive Disks (“RAID”) and Just a Bunch of Disks (“JBOD”). Each of these will support unique configurations (number of disk drives) and locations (internal to the system, or connected externally to an enclosure). Connecting to all of these storage environments entails supporting industry-adopted protocols including Serial Advanced Technology Attachment (“SATA”) and Serial Attached SCSI (“SAS”), among others. The SATA I/II specifications were recently standardized as a serial interconnect technology of choice between advanced host controllers and storage drives. Our SATA port multipliers enable distribution of data across multiple disk drives from a single host. Our port selectors enable multiple hosts to access a single drive. These approaches ensure greater data reliability and security.

Strategy

We strive to be a leading provider of high performance, system-level mixed-signal solutions for a broad range of connectivity markets including telecom, industrial, storage and consumer. To achieve our long-term business objectives, we employ the following strategies:

Leverage Analog and Mixed-Signal Design Expertise to Provide Integrated System-Level Solutions.    Utilizing our strong analog and mixed-signal design expertise, we integrate mixed-signal physical interface devices for a broad range of interface solutions. In the communications infrastructure market, we offer products that integrate transceivers, power management, jitter attenuators and framers/ATM UNIs on a single IC. This enables our OEMs to use less board space and reduce their overall system cost.

Leverage Broad Product Portfolio to Accelerate Development of High Performance Connectivity Solutions.    We have developed a strong presence in the communications market, where we have industry leading customers and proven technological capabilities. Our design expertise has enabled us to offer a diverse portfolio of both industry standard and proprietary communications products. We plan to expand this portfolio by developing integrated solutions that extend the reach of our offerings into new input/output applications.

Focus on Growing Market Share Within the Communications and Storage Markets.    We target communications markets, including T/E carrier, ATM, and SONET/SDH. In the storage market, we target Direct Attached Storage (DAS) and Network Attached Storage (NAS) applications. We have built substantial expertise in the areas of analog and digital design, systems architecture and applications support. We believe that the integration of these capabilities enables us to develop solutions addressing the high-bandwidth physical layer requirements of communications systems OEMs. Our broad product offerings support differentiated features that we believe will enable us to increase our market share. Additionally, we seek to expand our markets by incorporating adjacent functionality into our products.

Leverage Broad Product Portfolio in Serial Communications and Power Management to Increase Market Share in Industrial, Communications and Consumer Markets.    Aside from our comprehensive portfolio of 8-bit and PCI UART devices and DC-DC regulators, we provide higher value to our customers by integrating adjacent functionalities. These include UARTs integrated with RS-232 and RS-485 transceivers as well as power management integrated with communications. We also offer expanded low voltage, low power consumption devices in small form factors to accelerate our reach into high-volume consumer applications for increased market share.

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

Use Standard CMOS and BCD Process Technologies to Provide Compelling Price/Performance Solutions.    We design our products to be manufactured using standard CMOS and BCD processes. We believe that these processes are proven, stable and predictable and benefit from the extensive semiconductor-manufacturing infrastructure devoted to CMOS and BCD processes. In certain specialized cases, we may use other process technologies to take advantage of their performance characteristics.

Leverage Fabless Semiconductor Model.    We have long-standing relationships with third-party wafer foundries, assembly and test subcontractors to manufacture our ICs. Our fabless approach allows us to avoid substantial capital spending, obtain competitive pricing, minimize the negative effects of industry cycles, reduce time-to-market, reduce technology and product risks, and facilitate the migration of our products to new CMOS and BCD process technologies. By leveraging the fabless model, we can focus on our core competencies in sales and marketing as well as in product design, development and support.

Leverage our Channel Partners.    We have an extensive partnership with our distributors and representatives throughout the world representing a significant portion of our total revenue. Through our partners, we have access to large market segments which we cannot directly support. Our activities with our partners are to extend our expertise and product exposure by enabling our partners to create new demands for our solutions as well as aid us in defining our next generation solutions.

Expand our Business Through Acquisition.    The markets in which we compete require a wide variety of technologies, products and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all the technological solutions that it desires to offer within its family of products. Through acquisitions, we aim to deliver a broader range of products to customers in target markets. We employ the following strategies to address the need for new or enhanced products: we develop new technologies and products internally; we acquire field proven third-party intellectual property cores to accelerate time to market; and we acquire all or parts of other companies.

Sales and Customers

We market our products globally through both direct and indirect channels. In the Americas, we are represented by 17 independent sales representatives and two independent, non-exclusive primary distributors, as well as our own direct sales organization. We currently have domestic presences in or near Atlanta, Boston, Chicago, Dallas, Philadelphia, Raleigh and Fremont, California.

Internationally, we are represented in Europe and the Asia Pacific region by our wholly-owned foreign subsidiaries and international support offices in Canada, China, France, Germany, Italy, Japan, South Korea, Taiwan and the United Kingdom. In addition to these offices, 37 independent sales representatives and other independent, non-exclusive distributors represent us in Europe, Japan and the Asia-Pacific region. Our international sales represented approximately 69%, 56% and 51% of net sales for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively. Sales to China accounted for 20% of net sales in fiscal year 2008 and 14% in fiscal years 2007 and 2006, respectively. Except for China, United States and Italy, no other country accounted for sales in excess of 10% of net sales during fiscal years 2008, 2007 or 2006. We expect international sales to continue to increase as a percentage of our net sales in the future. All of our sales to foreign entities are denominated in U.S. Dollars. For a detailed description of our sales by geographic regions, see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Net Sales by Geography” and Part II, Item 8 – “Notes to Consolidated Financial Statement, Note 18 – Segment and Geographic Information.” For a discussion of the risk factors associated with our foreign operations, see Part I, Item 1A – “Risk Factors – Our engagement with foreign customers could cause fluctuations in our operating results, which could materially and adversely impact our business, financial condition and results of operations.”

We sell our products to distributors and OEMs throughout the world. Alcatel-Lucent accounted for 11%, 16% and 12% of our net sales for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively. No other OEM customer accounted for 10% or more of our net sales for any of the three fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006. Future Electronics Inc. (“Future”), a related party, was and continues to be our largest distributor. Future, on a worldwide basis, represented 24%, 20% and 24% of net sales in fiscal years 2008, 2007 and 2006, respectively. Our second largest distributor, Nu Horizons Electronics Corp. (“Nu Horizons”), accounted for 11%, 18% and 15% of net sales in fiscal years 2008, 2007 and 2006, respectively.

A number of key customers we work directly with include, among others, Adtran Inc., Alcatel-Lucent, Apple Inc., Motorola, Inc., Cisco Systems Inc., Digi International Inc., Ericsson Inc., Fujitsu Limited, Huawei Technologies Co., Ltd., International Business Machines Corporation, LG Electronics Inc., Mitsubishi Electronics America Inc., NEC Corporation, Nokia Siemens Networks, Panasonic Corporation, Samsung Electronics, Tellabs, Inc. and ZTE Corporation.

Manufacturing

We outsource all of our fabrication and assembly, as well as the majority of our testing operations. This fabless manufacturing model allows us to focus on sales and marketing as well as product design, development and support.

Our products are manufactured using standard CMOS, bipolar and BiCMOS (bipolar CMOS) process technologies. We use wafer foundries located in the United States and Asia to manufacture our semiconductor wafers.

Most of the semiconductor wafers are shipped directly from our foundries to our subcontractors in Asia for wafer test and assembly, where they are cut into individual die and packaged. Independent contractors in Malaysia, China, Indonesia and Taiwan perform most of our assembly work. Final test and quality assurance are performed either at our subcontractors’ facilities in Asia or our Fremont, California facility. All our manufacturing partners have been certified to ISO 9001:2000 and are automotive spec, TL16949 compliant or soon to be compliant.

Research and Development

We believe that ongoing innovation and introduction of new products in our targeted and adjacent markets is essential to sustaining growth. Our ability to compete depends on our ability to offer technologically innovative products on a timely basis. As performance demands and complexity of integrated circuits have increased, the design and development process has become a multi-disciplinary effort requiring diverse competencies. Our research and development is focused on developing high-performance analog, digital and mixed-signal solutions addressing the high-bandwidth requirements of communications and storage systems OEMs and the high-current, high-voltage requirements of interface and power management OEMs. We make investments in advanced design tools, design automation and high-performance intellectual-property libraries while taking advantage of readily available specialty intellectual properties through licensing or purchases. We also augment our skill sets and intellectual properties through university collaborations, accessing needed skills with off-campus design centers. We continue to pursue the development of design methodologies that are optimized for reducing design-cycle time and increasing the likelihood of first-time successes. While we continually upgrade our internal technology to develop innovative products, as a fabless company, we continue to seek or work with foundries to procure our wafer manufacturing processes. We spent $30.7 million, $25.8 million and $24.7 million on research and development in fiscal years 2008, 2007 and 2006, respectively. For the explanation of increased expense in R&D, please see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe that the principal competitive factors for our related semiconductor industry are:

•	time-to-market;

•	product quality and reliability;

•	customer support and services;

•	price;

•	total system cost;

•	product features;

•	new product innovation; and

•	compliance with industry standards.

While, we compete favorably with respect to each of these factors, many of our current and potential competitors may have certain advantages over us, for example:

•	longer presence in key markets;

•	greater name recognition;

•	stronger financial position and liquidity;

•	more secure supply chain;

•	access to larger customer bases; and

•	significantly greater sales and marketing, and other resources.

Because IC markets are highly fragmented, we generally encounter different competitors in our various target markets. Competitors with respect to our communications products include Applied Micro Circuits Corporation, Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Mindspeed Technologies, Inc., PMC-Sierra, Inc., TranSwitch Corporation and Vitesse Semiconductor Corporation. Competitors in storage include Silicon Image, Inc. and Marvell Technology Group Ltd. Competitors in serial interface include NXP B.V. (formerly a division of Royal Philips Electronics), Texas Instruments Incorporated, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation and Maxim Integrated Products, Inc. Our primary competitors in power include Advanced Analogic Technologies Incorporated, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel, Incorporated, National Semiconductor Corporation, On Semiconductor Corporation, Pioneer Corporation, Semtech Corporation, Sharp Electronics Corporation, Sony Corporation and Texas Instruments Incorporated.

Backlog

Our sales are made pursuant to either purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revisions and to a lesser extent, cancellations with little or no penalties at all. Lead times for the release of purchase orders depend on the scheduling practices of the individual customer, and our rate of bookings varies from month-to-month. Certain distributors’ agreements allow for stock rotations, scrap allowances and volume discounts. Further, we defer recognition of revenue on shipments to certain distributors until the product is resold. For all of these reasons, we believe backlog as of any particular date should not be used as a predictor of future sales.

Intellectual Property Rights

We believe that our intellectual property is critical to our current and future success. However, we do not believe that it is materially dependent upon any one patent. To protect our intellectual property, we rely on a combination of patents, mask work registrations, trademarks, copyrights, trade secrets, and employee and third-party nondisclosure agreements. We have 179 patents issued and 43 patent applications pending in the United States. We have 38 patents issued and 101 patent applications pending in various foreign countries. Our existing patents will expire between 2009 and 2025, or sooner if we choose not to pay renewal fees. We may also enter into license agreements or other agreements to gain access to externally developed products or technologies.

We, however, may fail to adequately protect our intellectual property. Others may gain access to our trade secrets or disclose such trade secrets to third parties without our knowledge. Some or all of our pending and future patent applications may not result in issued patents that provide us with a competitive advantage. Even if issued, such patents, as well as our existing patents, may be challenged and later determined to be invalid or unenforceable. Others may develop similar or superior products without access to or without infringing upon our intellectual property, including intellectual property that is protected by trade secret and patent rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

If we are required to take any of the actions described above or defend against any claims from third parties, our business, financial condition and results of operations could be harmed. See Part I, Item 1A – “Risk Factors – ‘We may be unable to protect our intellectual property rights, which could harm our competitive position’ and “We could be required to pay substantial damages or could be subject to various equitable remedies if it were proven that we infringed the intellectual property rights of others’.”

Employees

As of March 30, 2008, we employed 404 full-time employees, with 115 in research and development, 104 in operations, 120 in marketing and sales and 65 in administration. Of the 404 employees, 87 are located in our international offices. See Part I, Item 1A – “Risk Factors – ‘We depend in part on the continued service of our key engineering and management personnel and our ability to identify, hire, incentivize and retain qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted’.” None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage due to labor issues. We believe our employee relations are good.

Executive Officers of the Registrant

Our executive officers and their ages as of May 30, 2008, are as follows:

Name	Age	Position
Pedro (Pete) P. Rodriguez	46	Chief Executive Officer, President and Director
J. Scott Kamsler	60	Senior Vice President and Chief Financial Officer
George Apostol	43	Chief Technology Officer
Edward M. Lam	47	Senior Vice President of Product Lines
Hung P. Le	47	Vice President of Engineering
Bentley Long	46	Vice President of Worldwide Sales
Thomas R. Melendrez	54	General Counsel, Secretary and Executive Vice President of Business Development
Stephen W. Michael	61	Senior Vice President of Operations and Reliability & Quality Assurance

Pedro (Pete) P. Rodriguez was appointed to Chief Executive Officer and President of Exar in April 2008. He has served as a director of Exar since October 2005. Mr. Rodriguez has over 24 years of engineering, sales, marketing and executive management experience in the semiconductor industry. Mr. Rodriguez served, most recently, from June 2007 to April 2008, as Chief Marketing Officer of Virage Logic Corporation, a semiconductor intellectual property supplier for Systems on a Chip (SoC). Prior to his appointment at Virage Logic, Mr. Rodriguez served as President, Chief Executive Officer and Director of Xpedion Design Systems, Inc., a private, venture-funded developer of design solutions for radio frequency integrated circuits (“RFIC”) from May 2000 to August 2006. Mr. Rodriguez held this role for six years until shortly after Xpedion was acquired by Agilent Technologies, Inc. in 2006. Prior to Xpedion, he held various senior management positions in sales and marketing at Escalade Corporation, a provider of software for chip design, and LSI Corporation (formerly LSI Logic Corporation) as well as design engineering, product management and process engineering positions at Aerojet Electronics, Teledyne Microwave and Siliconix Incorporated. Mr. Rodriguez holds an MBA from Pepperdine University, an MSEE from California Polytechnic University and a BS in Chemical Engineering from California Institute of Technology.

J. Scott Kamsler joined us in February 2007 as our Senior Vice President and Chief Financial Officer. Prior to joining us, he was Vice President and Chief Financial Officer at Centillium Communications, Inc. from July 2004 to February 2007. He also served as Vice President of Operations at Wyse Technology Inc. from 2003 to 2004 and as Chief Financial Officer at Tasman Networks, Inc. from 2000 to 2002. Prior to Tasman Networks, he served as Chief Financial Officer of four public companies: Symmetricom, Inc., DSP Technology Inc., Solitec, Inc. and E-H International, Inc. Earlier in his career, he held various finance positions at Intel Corporation and was an auditor with Peat Marwick Mitchell. Mr. Kamsler is a CPA and received his BA from Willamette University and his MBA from the University of Washington.

George Apostol joined us as Chief Technology Officer in May 2008. Mr. Apostol has over 20 years of experience in the system electronics and semiconductor industries. From May 2005 to May 2008, Mr. Apostol served as Chief Technology Officer and Vice President of Engineering at PLX Technology, Inc. He was Vice President of Engineering at Audience, Inc. from May 2004 to May 2005 and Vice President of Engineering at BRECIS Communications Corporation from February 2000 to April 2004. Prior to that, he held various senior engineering and management positions at TiVo, Inc., LSI Corporation (formerly LSI Logic Corporation), Silicon Graphics, Inc. and Xerox Corporation. With a strong background designing systems on silicon, he holds several patents in the areas of system bus interface, clocking and buffer management design, and has written and deployed multiple application-specification integrated circuit (“ASIC”) design productivity tools. Mr. Apostol performed his academic research at the Dana Farber Cancer Institute and Massachusetts Institute of Technology Sloan School of Management and holds a BSEE from Massachusetts Institute of Technology.

Edward M. Lam joined us in August 2007 as Senior Vice President of Product Lines in connection with the Sipex merger. At Sipex, he was Senior Vice President of Marketing and Business Development. Mr. Lam joined Sipex in September 2005 and has over 20 years of analog semiconductor industry experience with National Semiconductor Corporation. Mr. Lam earned his BSEE from San Francisco State University and started his career as a test engineer. Mr. Lam’s experience covers all aspect of the analog business including manufacturing, test and product and strategy development.

Hung P. Le was appointed to Vice President of Engineering in July 2007. He joined us in March 1995 when we acquired Startech Semiconductor, Inc., where he served as Director of Technology. Prior to joining Startech in 1994, he was Manager of Technology at Sierra Semiconductor, Inc. Prior to his current position, Mr. Le was Division Vice President of Technology since 2004 at Exar. Hung Le has 25 years of experience in semiconductor physics and design and holds eight patents. He received his MS and BS in Electrical Engineering and Computer Science from Massachusetts Institute of Technology.

Bentley Long was appointed as Vice President of Worldwide Sales in January 2008. He has over 20 years of semiconductor sales and marketing experience including the last 11 years at Exar where he was most recently

Vice President of the Americas and Global Distribution. He has previously worked at VLSI Technology, Inc. as an Area Sales Manager and Worldwide Strategic Account Manager, as well as held various technical positions at Texas Instruments Incorporated. He holds a Bachelor of Engineering Degree in Electrical Engineering and Mathematics from Vanderbilt University and an MBA from the University of Tennessee.

Thomas R. Melendrez joined us in April 1986 as our Corporate Attorney. He was promoted to Director of Legal Affairs in July 1991, and again to Corporate Vice President of Legal Affairs in March 1993. In March 1996, he was promoted to Corporate Vice President, General Counsel and in June 2001, he was appointed Secretary. In April 2003, he was promoted to General Counsel, Secretary and Vice President of Business Development and in July 2005, he was promoted to Senior Vice President of Business Development. In April 2007, he was promoted to his current position as General Counsel, Secretary and Executive Vice President of Business Development. Mr. Melendrez has over 25 years of legal experience in the semiconductor and related industries and he received a BA from the University of Notre Dame, a JD from University of San Francisco and an MBA from Pepperdine University.

Stephen W. Michael joined us in September 1992 as our Vice President of New Market Development. In July 1995, he was appointed to Vice President of Operations, and in May 2001, he was appointed to Vice President of Operations and Reliability & Quality Assurance and in July 2007, to Senior Vice President of Operations and Reliability & Quality Assurance. Prior to joining us, he was Vice President and General Manager of Analog and Custom Products with Catalyst Semiconductor. Prior to Catalyst Semiconductor, he served in various senior positions at GE Semiconductor, Intersil Corporation, Fairchild Camera and Instrument Corporation and National Semiconductor Corporation. Mr. Michael has over 30 years of semiconductor industry experience and holds a BS in Electrical Engineering from the University of California at Davis.

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Those reports and statements: (1) may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549, (2) are available at the SEC’s Internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC; and (3) are available free of charge through our website (www.exar.com) as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of such documents may be requested by contacting our Investor Relations Department at (510) 668-7201 or by sending an e-mail through the Investor Relations page on our website. Information on our website is not incorporated by reference into this Report.

ITEM 1A.	RISK FACTORS

If we are unable to integrate, operate and manage the combined company resulting from our merger with Sipex, we may fail to realize the expected benefits of the merger, which may adversely affect our financial results.

Our merger with Sipex in August 2007 resulted in the combination of two previously independent public companies. Although we have achieved and expect to achieve additional benefits as a result of the merger, we may still face significant challenges to realize all expected benefits and synergies of the merger and there can be no assurance that we will realize all of the anticipated benefits. The integration of the companies has been and is a complex, time-consuming and expensive process that can and may disrupt our business and divert our management’s focus and resources from the day-to-day operation of the business. Integration challenges include, but are not limited to:

•	integrating the management teams, strategies, cultures and operations of the two companies;

•	retaining and assimilating the key personnel of each company;

•	integrating sales, engineering, operations, marketing, information technology and business management;

•	retaining and maintaining relationships with existing customers, distributors and other partners of each company;

•	achieving expected enterprise synergies of the merger as rapidly as anticipated by us or financial or industry analysts;

•	integrating and managing multiple geographic locations;

•	integrating purchasing and procurement and retaining the main sources of supply and/or services of both companies;

•	integrating the business process and related information technology applications and infrastructure of the two companies;

•	developing new products and services that optimize the assets and resources of both companies;

•	coordinating research and development activities to enhance the timely development of new products and technologies; and

•	creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems.

Meeting these challenges has involved and will continue to involve considerable risks, such as:

•	the potential disruption of each company’s ongoing business and distraction of management;

•	the difficulty of fully leveraging acquired technology and intellectual property rights into our products;

•	potential unknown liabilities associated with the merger;

•	unanticipated expenses related to integration, including technical and operational integration; and

•

the impairment of relationships with employees, customers and channel partners such as Future, including potential changes in existing agreements or delay or deferral in decisions, as a result of the integration process.

Combining businesses and operations of this magnitude and scope is challenging. We may not ultimately succeed in integrating Sipex’s business into ours and we may not realize all the anticipated benefits of the merger. If we do not succeed in addressing these challenges or any other problems encountered in connection with the merger, our operating results and financial condition could be adversely affected.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to:

•	loss of or changes to key executives;

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	product delays or setbacks by us, our customers or our competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in our customers’ markets and the semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of our performance by securities analysts;

•	decreases in the value of our investments or long-lived assets, thereby requiring an asset impairment charge against earnings;

•	repurchasing shares of our common stock;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and market conditions;

In the past, securities and class action litigation has been brought against companies following periods of volatility in the market prices of their securities. We may be the target of one or more of these class action suits, which could result in significant costs and divert management’s attention, thereby harming our business, results of operations and financial condition.

In addition, at times the stock market has experienced and is currently experiencing extreme price and volume fluctuations that affect the market prices of many high technology companies, including semiconductor companies, and that are unrelated or disproportionate to the operating performance of those companies. Any such fluctuations may harm the market price of our common stock.

Our financial results may fluctuate significantly because of a number of factors, many of which are beyond our control.

Our financial results may fluctuate significantly. Some of the factors that affect our financial results, many of which are difficult or impossible to control or predict, are:

•	the cyclical nature of the semiconductor industry;

•	our difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	fluctuations of our revenue and gross profits due to the mix of product sales that has various margins;

•	the effect of the timing of sales by our resellers on our reported results as a result of our sell-through revenue recognition policies;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products timely;

•	dependency on a single product with a single customer and/or distributors;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers; and

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to obtain financing or to fund capital expenditures;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or potential new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design life cycles;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reason;

•	delays in successful transfer of manufacturing process to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increase in manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	inability to generate profits to utilize net operating loss;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

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

Because a significant portion of our total assets are represented by goodwill and other intangible assets which are subject to mandatory annual impairment evaluations, we could be required to write off some or all of our goodwill and other intangible assets, which may adversely impact our financial condition and results of operations.

We accounted for our merger with Sipex using the purchase method of accounting. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. The excess purchase price was allocated to goodwill. In accordance with the SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed annually or more frequently if impairment indicators arise, for impairment. We conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. Intangible assets that are subject to amortization are reviewed for impairment in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

In the fourth quarter of 2008, we conducted our annual impairment analysis of our goodwill and an impairment analysis of our long-lived assets, as our market capitalization was below its net book value for an extended period of time. We concluded that our carrying value of our goodwill and other intangible assets acquired in the Sipex merger exceeded the implied fair value of these assets. As a result, we recorded an impairment charge of $165.2 million. There can be no assurance that when we perform future impairment tests, the carrying value of goodwill and other intangible assets would not exceed the implied fair value and therefore additional adjustments may be required. Such adjustment would result in a charge to operating income in that period.

A significant portion of our total assets are represented by goodwill and other intangible assets, which, in accordance with FAS 142, require an annual impairment review. Unlike other assets, goodwill cannot be defined as a stand-alone asset and must be valued as a residual of all other assets. The assessment of goodwill impairment is a subjective process. Estimations and assumptions regarding future performance, results of our operations and comparability of our market capitalization and its net book value will be used. Changes in estimates and assumptions could have adverse impact on our operating results and our effective tax rate.

We have incurred additional costs associated with the Sipex merger and may continue to incur costs relating to the merger going forward.

We have incurred additional costs associated with the merger. We may incur additional charges to operations in the quarters following the consummation of the merger associated with the integration. We anticipate that the combination of the two companies will continue to require future cash outflows for assumed Sipex liabilities and integration costs. If the benefits of the merger do not exceed the integration costs, our financial results may be adversely impacted.

We have made and in the future may make acquisitions and significant strategic equity investments, which may involve a number of risks. If we are unable to address these risks successfully, such acquisitions and investments could have a materially adverse effect on our business, financial condition and results of operations.

We have undertaken a number of strategic acquisitions and investments in the past, including our recent merger with Sipex, and may do so from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	failure to satisfy or set effective strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business.

Additional risks involved with acquisitions include:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired company or its assets;

•	difficulties in supporting acquired products or technologies;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain key personnel;

•	failure to retain customers and/or customer programs;

•	unexpected capital equipment outlays and related expenses;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balance;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	being subject to litigation.

Risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive a financial return on our investments or incur losses from these investments;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems. Any delays or other such operations or financial problems could adversely impact our business, financial condition and results of operations.

We are experiencing, and may continue to experience, unforeseen complications from the transfer of manufacturing processes to Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China and Episil Technologies Inc. (“Episil”) in Taiwan.

Sipex transferred its manufacturing processes to foundries operated by Silan and Episil in conjunction with the closure of its Milpitas, California wafer fabrication facility. The transfer has been and continues to be a complicated and time-consuming process that has been met with significant unforeseen complications which has delayed the transfer and is requiring additional allocation of our resources. Additional unforeseen transferring or quality issues may arise in the future that could cause additional delays which could materially adversely impact our ability to timely produce our products to meet customer demand. In addition, the parties may be unable to achieve all or any of the expected benefits of the relationship within the anticipated time-frames. The anticipated synergies between us and Silan or Episil may not be as significant as originally expected. The manufacturing processes and wafer testing for certain products may not be qualified by us following the transfer from us to Silan or Episil, or the qualification process may take significantly longer than expected. This could result in additional operating costs, loss of customers and business disruptions.

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

If defects or bugs are discovered after commencement of commercial production, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products or may agree to be liable for certain damages incurred. These costs or damages could have a material adverse effect on our financial condition and results of operations.

If we fail to develop, introduce or enhance products that meet evolving market needs or which are necessitated by technological advances, or we are unable to grow revenues, then our business, financial condition and results of operations could be materially and adversely impacted.

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure;

•	increasing product development costs;

•	long design-to-production cycles;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	increasing functional integration;

•	moderate to slow growth;

•	frequent product introductions and enhancements;

•	changing competitive landscape (consolidation, financial viability);

•	finite market windows for product introductions; and

•	short end market product life cycles.

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

The process of developing and supporting new products is complex, expensive and uncertain, and if we fail to accurately predict and understand our customers’ changing needs and emerging technological trends, our business may be harmed. In addition, we may make significant investments to modify new products according to input from our customers who may choose a competitor’s or an internal solution, or cancel their projects. We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may materially and adversely harm our business, financial condition and results of operations.

If we are unable to convert a significant portion of our design wins into revenue, our business, financial condition and results of operations could be materially and adversely impacted.

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

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely impact our financial position.

The general state of the U.S. and global economies, as well as our market, may materially and adversely impact our business, financial condition and results of operations.

Periodic declines or fluctuations in the U.S. Dollar, corporate profits, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our revenue and profitability have generally followed market fluctuations in our industry, which fluctuations have affected the demand for our own and our customers’ products, thus affecting our revenues and profitability. Our customers continue to experience consolidation in their industries which may result in project delays or cancellations. We are unable to predict the strength or duration of current market conditions or effects of consolidation. Uncertainties in anticipated spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

Our business may be adversely impacted if we fail to effectively utilize and incorporate acquired technology.

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

If our distributors or sales representatives stop selling or fail to successfully promote our products, our business, financial condition and results of operations could be adversely impacted.

We sell many of our products through sales representatives and distributors, many of which sell directly to OEMs, contract manufacturers and end customers. Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could materially and adversely harm our business, financial conditions and results of operations.

Moreover, we depend on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. We believe that our success will continue to depend on these distributors and sales representatives. If some or all of our distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business, financial condition and results of operations could be adversely impacted.

We derive a substantial portion of our revenues from our two primary distributors, Future, a related party, and Nu Horizons. Our revenues would likely decline significantly if our primary distributors elected not to promote or sell our products or if they elected to cancel, reduce or defer purchases of our products.

Future and Nu Horizons have historically accounted for a significant portion of our revenues, and they are our two primary distributors worldwide. We anticipate that sales of our products to these distributors will continue to account for a significant portion of our revenues. The loss of Future and Nu Horizons as distributors, or a significant reduction in orders from them would materially and adversely affect our operating results, business and financial condition.

Sales to Future and Nu Horizons are made under agreements that provide protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by Future and Nu Horizons declined dramatically. Our distributor agreements with Future and Nu Horizons do not contain minimum purchase commitments. As a result, Future and Nu Horizons could cease purchasing our products with short notice or cease distributing these products. In addition, they may defer or cancel orders without penalty, which would likely cause our revenues to decline and materially and adversely impact our business, financial condition and results of operations.

Affiliates of Future, Alonim Investments Inc. and its two affiliates (collectively “Alonim”), own approximately 18% of our common stock, and as such, Alonim is our largest stockholder. This ownership position will allow Future to significantly influence matters requiring stockholders’ approval. Future’s ownership will continue to increase as a percentage of our outstanding stocks if we continue to repurchase our common stock. In addition, an executive officer of Future is on our board of directors, which could lead to actual or imputed influence from Future.

As a result of our merger with Sipex, an affiliate of Future, our largest distributor, owns a significant percentage of our outstanding shares and Pierre Guilbault, the chief financial officer of Future, is a member of our board of directors. Due to its affiliate’s ownership of a significant percentage of our common stock, Future may be able to exert strong influence over, actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents, although Future is bound by a Lock-Up and Standstill Agreement until August 25, 2009, prohibiting Future from either soliciting proxies or seeking to advise anyone with respect to voting our stock. The significant ownership percentage of Future could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us. Conversely, by virtue of Future’s percentage ownership of our stock, Future could facilitate a takeover transaction that our board of directors did not approve, although, by the terms of the same Lock-Up and Standstill Agreement, Future is prohibited from making any public announcements with respect to, or proposing, any extraordinary transaction involving us until the first anniversary of the merger date.

This relationship could also result in actual or imputed attempts to influence management to take actions beneficial to Future which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide our distributors because of its relationship with us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

We depend on third-party foundries to manufacture our products. Any disruption in or loss of the foundries’ capacity to manufacture our products subjects us to a number of risks, which include the potential for an inadequate supply of products and higher materials costs. These risks may lead to delayed product delivery or increased costs, which could materially and adversely impact our business, financial condition and results of operations.

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on complementary metal oxide semiconductor (CMOS), Bipolar processes and Bipolar-CMOS (BiCMOS) process. Chartered Semiconductor Manufacturing Ltd., or Chartered,

located in Singapore, manufactures the majority of the CMOS wafers from which our communications and UART products are produced. Episil, located in Taiwan, and Silan, located in China, manufacture the majority of wafers from which our power and serial products are produced. High Voltage BiCMOS power products are supplied by Polar Semiconductor (MN, USA) and Jazz Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, we rely on our foundries continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

We do not have long-term wafer supply agreements with Chartered that would guarantee wafer quantities, prices, and delivery or lead times, but we do provide minimum purchase commitments to Silan and Episil in accordance with our supply agreements. Subject to any such minimum purchase commitments, these foundries manufacture our products on a purchase order basis. We provide Chartered and our other foundries with rolling forecasts of our production requirements. However, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. There can be no assurance that our third-party foundries will allocate sufficient capacity to satisfy our requirements. Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. Any delays or shortages will materially and adversely impact our business, financial conditions and operating results.

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

In the future, we may not be able to attract and retain qualified personnel, including executive officers and other key management and technical personnel necessary for the management of our business. Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. Volatility or lack of positive performance in our stock price and the ability to offer equity compensation to as many key employees or in amounts consistent with past practices, as a result of regulations regarding the expensing of equity awards, may also adversely affect our ability to retain key employees, all of whom have been granted equity awards. Our employees are employed at-will, which means that they can terminate their employment at any time. The failure to retain and recruit, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm our business, financial condition and results of operations.

Our results of operations could vary as a result of the methods, estimations and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions and changes in rulemaking by the regulatory bodies; and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates and judgments could significantly impact our results of operations. Our change in the revenue recognition used for sales to our two primary distributors from sell-in to sell-through basis has impacted our financial results as revenues and costs which had been recognized upon sell-in to these distributors are now deferred until these two distributors sell-through to their customers. The delay in revenue recognition has unfavorably affected our current period operating results.

The final determination of our income tax liability may be materially different from our income tax provision, which could have an adverse effect on our results of operations.

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

We acquired significant net operating loss (“NOL”) carryforwards as a result of the Sipex merger. The utilization of acquired NOL carryforwards is subject to IRS’s complex limitation rules that carry significant burdens of proof. The eventual ability to utilize our estimated NOL carryforwards is subject to IRS scrutiny and our future results may not benefit as a result of potential unfavorable IRS rulings.

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

Our backlog may not result in revenue.

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

Fixed operating expenses and our practice of ordering materials in anticipation of projected customer demand could make it difficult for us to respond effectively to sudden swings in demand and result in higher than expected costs and excess inventory. Such sudden swings in demand could therefore have a material adverse impact on our business, financial condition and results of operations.

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

We also lease smaller facilities in Belgium, Canada, China, Germany, Japan, Korea, Malaysia, Taiwan and the United States, which are occupied by administrative offices, sales offices, design centers and field application engineers.

Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

We also lease one additional building in California, totaling approximately 95,700 square feet, which is subleased to a tenant. The sublease began on April 15, 2008 and expires March 31, 2011. For further discussion of this facility and its effect on our financial condition and results of operations, see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 14 – Lease Financing Obligation and Note 20 – Subsequent Event.”

ITEM 3.	LEGAL PROCEEDINGS

Information required by this item is set forth in Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 16 – Legal Proceedings” of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth fiscal quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “EXAR.” The following table set forth the range of high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market.

	Common Stock Prices
	High	Low
FISCAL 2008
Fourth quarter ended March 30, 2008	$8.50	$6.50
Third quarter ended December 30, 2007	$13.51	$7.60
Second quarter ended September 30, 2007	$15.24	$12.57
First quarter ended June 30, 2007	$14.26	$13.06

FISCAL 2007
Fourth quarter ended March 31, 2007	$14.15	$12.73
Third quarter ended December 31, 2006	$14.11	$12.45
Second quarter ended September 30, 2006	$14.44	$11.95
First quarter ended June 30, 2006	$14.75	$12.45

The closing sales price for our common stock on May 23, 2008, was $7.50 per share. As of May 23, 2008, the approximate number of record holders of our common stock was 203 (not including beneficial owners of stock held in street name).

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Part III, Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Issuer Purchases of Equity Securities

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. At March 30, 2008, approximately $25.3 million remained available under our previously announced program. We may continue to utilize the stock purchase program, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

Our stock repurchase activities for the fourth fiscal quarter of 2008 were as follows:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
Balance as of December 30, 2007	6,281,721	$12.69	6,271,721	$60,254
12/31/07—01/27/08	1,740,528	7.53	1,740,528	$47,152
01/28/08—02/24/08	1,577,952	7.83	1,577,952	$34,794
02/25/08—03/30/08	1,187,820	8.03	1,187,820	$25,260

Total shares purchased	4,506,300	$7.77	4,506,300

Balance as of March 30, 2008	10,788,021	$10.64	10,778,021

(1)	Under publicly announced plan or program.
(2)	On August 28, 2007, we established a new share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock over the next twelve months. The 2007 SRP was in addition to a share repurchase plan announced in March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock. The shares repurchased under the 2001 SRP fully utilized the $40 million authorization at December 30, 2007. As of March 30, 2008, the remaining authorized amount for stock repurchase under the 2007 SRP was $25.3 million with no termination date.

Stock Price Performance

The following table and graph showed a five-year comparison of cumulative total stockholder returns for Exar, The NASDAQ Composite Index, and The NASDAQ Electronic Components Index (SIC code 3670-3679). The table and graph assumed the investment of $100 in stock or index on March 31, 2003 and that all dividends, if any, were reinvested. We have never paid cash dividends on our common stock. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return as of
	March 31, 2003	March 31, 2004	March 31, 2005	March 31, 2006	March 31, 2007	March 30, 2008
Exar Corporation Stock	100.00	144.77	105.43	112.35	104.17	64.77
NASDAQ Composite Index	100.00	151.01	152.38	181.06	189.63	177.49
NASDAQ Electronic Components Index	100.00	172.38	143.55	159.34	147.79	144.65

ITEM 6.	SELECTED FINANCIAL DATA

On August 25, 2007, we acquired Sipex through the merger of Exar and a subsidiary of ours. The merger was accounted for as a purchase. Accordingly, the results of operations of Sipex were included in our consolidated financial statements beginning August 26, 2007. See Part II, Item 8 — “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 3 — Business Combinations.”

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report.

	For Fiscal Years Ended
	March 30, 2008 (5)	March 31, 2007 (4)	March 31, 2006 (3)	March 31, 2005 (2)	March 31, 2004 (1)
	(In thousands except per share amount)
Consolidated Statements of Operations Data:
Net Sales	$89,743	$68,502	$67,024	$57,369	$67,196
Gross Profit	40,112	46,534	45,475	39,156	43,959
Income (loss) from operations	(202,438)	(4,229)	(507)	(2,321)	2,747
Net income (loss)	(195,879)	8,024	7,786	5,319	4,636

Net Income (loss) per share:
Basic	$(4.55)	$0.22	$0.20	$0.13	$0.11
Diluted	$(4.55)	$0.22	$0.20	$0.13	$0.11

Shares used in computation of net income (loss) per share:
Basic	43,090	36,255	38,152	41,532	40,656
Diluted	43,090	36,480	38,510	42,423	42,510

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$268,860	$356,079	$329,528	$446,285	$436,996
Working capital	266,060	357,068	335,896	447,292	437,881
Total assets	424,220	421,174	401,397	503,203	495,885
Long-term obligations	18,091	191	222	265	265
Retained earnings (accumulated deficit)	(97,480)	98,164	90,140	82,354	77,035
Stockholders’ equity	$371,077	$406,756	$387,405	$490,047	$480,271

(1)	Fiscal 2004 included impairment charges of $6.0 million related to our investment in IMC Semiconductor, Inc. (“IMC”) ($5.0 million) and our non-marketable securities ($1.0 million).
(2)	Fiscal 2005 included a gain on legal settlement of $1.2 million.
(3)	Fiscal 2006 included an impairment charge of $1.2 million related to our investment in non-marketable securities.
(4)	Fiscal 2007 included $4.4 million of stock-based compensation expense, an impairment charges of $1.0 million related to our non-marketable securities and separation costs of $1.6 million related to the resignations of two former executives.
(5)	Fiscal 2008 included $5.0 million of stock-based compensation expense, $5.4 million of amortization of intangible assets acquired in connection with the Sipex merger, $8.8 million of IPR&D purchased in connection with the Sipex merger, $165.2 million impairment charge on goodwill and other intangible assets, separation expenses of $0.5 million related to our former chief executive officer and $0.6 million impairment loss related to our non-marketable securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” above and elsewhere in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Please see “Forward Looking Statements” in Part I above. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, among others, those identified above under Part I, Item 1A – “Risk Factors.”

COMPANY OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, develops, markets and sells connectivity and power management products to the consumer, communications and industrial markets. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication system and industrial automation equipment. Our portfolio spans a wide range of performance solutions from direct current to direct current (“DC-DC”) regulators and controllers, voltage references, microprocessor supervisors, charge pump regulators and light-emitting diode (“LED”) drivers, single and multi-channel Universal Asynchronous Receiver/Transmitter (“UART”) for portable and wireless applications, serial interface, port multipliers for storage applications, to T/E (T: North America and Asia transmission interface; E: European transmission interface) and Synchronous Optical Network/Synchronous Data Hierarchy (“Sonet/SDH”) communications. The solutions are designed working directly with large original equipment manufacturer (“OEM”) customers who help drive our technology roadmap and system solutions.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, Asia and Japan. Our products are sold in the United States through a number of manufacturers’ representatives and distributors. Internationally, our products are sold through various regional and country specific distributors with locations in thirty-three countries around the globe. In addition to our sales offices, we also employ a worldwide team of field application engineers to work directly with our customers.

Our international sales consist primarily of sales that are denominated in U.S. Dollars. Such international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in U.S. Dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject us to tariffs, our gross profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in Part I, Item 1A – “Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

In December 2007, we changed our fiscal year end from March 31 to a 52-53 week fiscal year ending on the Sunday closest to March 31. As part of this change, each fiscal quarter will also end on the Sunday closest to the end of the corresponding calendar quarter. The third fiscal quarter of 2008 included 91 days from October 1, 2007 to December 30, 2007. The fourth fiscal quarter of 2008 included 91 days from December 31, 2007 to March 30, 2008. Hereinafter, the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006 are also referred to as “2008,” “2007” and “2006” unless otherwise indicated.

In August 2007, we completed our merger with Sipex Corporation (“Sipex”), a company that designed, manufactured and marketed high performance, analog integrated circuits (“IC”) used by OEMs in the computing, consumer electronics, communications and networking infrastructure markets. As a result of the merger, we have combined product offerings, increased technical expertise, distribution channels, customer base and geographic reach as well as reduced expenses due to significant cost synergies.

Prior to our merger with Sipex in August 2007, the functional currency of each of our foreign subsidiaries was the local currency of that country. In December 2007, in connection with integrating and realigning our combined operations with Sipex, we reassessed the economic facts and circumstances of each of our foreign subsidiaries and changed the functional currencies for our foreign subsidiaries to the U.S. Dollar. Accumulated other comprehensive loss reported in the consolidated balance sheet before December 1, 2007, related to the cumulative foreign currency translation adjustment of our subsidiaries prior to changing our functional currency was immaterial.

The accounts of foreign subsidiaries have been remeasured into U.S. Dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“FAS 52”). Accordingly, foreign currency is remeasured to U.S. Dollars for financial purposes by using the U.S. Dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in the “Interest income and other, net” line item in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are remeasured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period.

EXECUTIVE SUMMARY

During fiscal year 2008, we continued to execute on our strategy of growing the company through new product introductions and through acquisitions.

We acquired Sipex in August 2007 for 16.5 million shares of our common stock plus the assumption of stock options to purchase approximately 2.2 million shares of our common stock and the assumption of warrants to purchase approximately 280,000 shares of our common stock.

Subsequent to the merger, we grew our geographic reach into the high growth Asia marketplace and benefited from stronger distributor relationships. We made significant progress to integrate the organization and information systems and rationalize our sales channels, development projects, business processes, compensation plans and internal controls. We believe approximately 75% of our integration has been achieved. Through the success of our rationalization of business processes and efforts to update our internal controls, we are able to assess the effectiveness of our internal control over financial reporting for the combined company for fiscal year 2008.

We expect the benefit from our synergy savings to increase in the first fiscal quarter of 2009 and expect to see an increase in revenue through improved access to channel partners and cross-selling new products in future quarters.

We purchased Fyrestorm Inc.’s (“Fyrestorm”) intellectual property from its secured creditors for $3.2 million in cash in February 2008. The purchased intellectual property gave us the rights to thirty patents related to digital predictive algorithms. Fyrestorm was a private, venture-funded company that developed an all-digital adaptive loop control technology designed to enable efficient and extremely fast response switching-mode power supplies.

Our net sales for fiscal year 2008 were $89.7 million, an increase of $21.2 million or 31% as compared to net sales for fiscal year 2007. The increase was primarily due to net sales of $28.1 million associated with Sipex products acquired in August 2007. The transition of the recognition of revenue through our two primary distributors from the sell-in to the sell-through method reduced net sales by an estimated $6.9 million.

For fiscal year 2008, sales of our communications products represented 31% of our net sales, as compared to 42% in each of the fiscal years ended March 31, 2007 and 2006, respectively. For fiscal year 2008, sales of our interface products represented 56% of our net sales, as compared to 58% in each of the fiscal years ended March 31, 2007 and 2006, respectively. For fiscal year 2008, sales of our power management products, a new line of products which we acquired from Sipex, represented 13% of our net sales.

Gross profit as a percentage of net sales in fiscal year 2008 was 45% as compared to 68% for both fiscal years 2007 and 2006, respectively. The reduction in gross margin was a result of lower gross margins on acquired Sipex products, the amortization of the fair value adjustment for inventories (2%) and the amortization of intangible assets (5%) associated with the Sipex merger.

Our operating expenses for fiscal year 2008 were $242.6 million, or $191.8 million higher than fiscal year 2007, and included a non-cash charge of $165.2 million for the impairment of goodwill and other intangible assets, an in-process research and development charge of $8.8 million, an amortization of intangible assets of $6.4 million and a $2.4 million of other expenses of related to the Sipex merger.

For fiscal year 2008, our operating loss was $202.4 million. Interest income and other, net was $16.0 million and interest expense was $0.8 million. We also recorded an impairment charge of $0.6 million associated with our non-marketable securities during the period. The net loss for fiscal year 2008 was $195.9 million, or $4.55 loss per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; and (6) long-lived assets; each of which is addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 2—Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based upon turn out to be inaccurate.

Revenue Recognition

We recognize revenue in accordance with the SEC Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

We derive revenue principally from the sale of our products to distributors and to OEMs or their contract manufacturers. Our delivery terms are primarily FOB shipping point, at which time title and all risks of ownership are transferred to the customer. For the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, approximately 35%, 38% and 39%, respectively, of our net sales were derived from product sales to our two primary distributors, Future Electronics Inc. (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”); and approximately 65%, 62% and 61%, respectively, of our net sales were derived from sales to other distributors, OEM customers and other non-distributors.

Non-distributors:

For non-distributors, revenue is recognized when title to the product is transferred to the customer, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided at the time product sales are recognized. An allowance for sales returns and allowances for non-distributor customers are recorded based on historical experience or specific identification of an event necessitating an allowance.

Distributors:

Our two primary distributors’ agreements permit the return of 3% to 5% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 2% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell for a specific product with a specific volume range for a given customer over a period not to exceed one year.

We recognize revenue to each of our distributors using either of the methodologies in the following table. Once adopted, the revenue methodology for a distributor will be maintained unless there is a change in circumstances indicating the methodology for that distributor is no longer appropriate.

•

Sell-in Basis:    Revenue is recognized upon shipment if we conclude we meet the same criteria as for non-distributors and we can reasonably estimate the credits for returns, pricing allowances and/or other concessions. We record an estimated allowance, at the time of shipment, based upon historical patterns of returns, pricing allowances and other concessions (i.e., “sell-in” basis).

•

Sell-through Basis:    Revenue and the related costs of sales are deferred until the resale to the end customer if we grant more than limited rights of returns, pricing allowance and/or other concessions or if we cannot reasonably estimate the level of returns and credits issuable (i.e., “sell-through” basis). Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred and is included in deferred income and allowance on sales to distributors in the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred income as sales and cost of sales.

Sell-through revenue recognition is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, gross margin, deferred income and allowances on sales to distributors and net income.

Our historical patterns of returns, pricing allowances and other concessions with distributors have been fairly consistent, which has enabled us to reasonably estimate such allowances at the time of shipment. Therefore, we have historically recognized revenue on sales to all distributors on a sell-in basis and recorded an estimated allowance, at the time of shipment, based on authorized and historical patterns of returns and other concessions. Concurrent with the merger with Sipex, we reassessed our expected ability to continue to reasonably estimate such allowances for each of our distributors as well as for Sipex’s distributors. Prior to the merger, Sipex recognized revenue on sales to all distributors on a sell-through basis. Consistent with Sipex’s past practice, we have concluded that we are not able to reasonably estimate such allowances at the time of shipment of products to Sipex’s distributors. Therefore, we have determined that consistent with Sipex’s past practice, we will continue to recognize sales to Sipex’s distributors on a sell-through basis. In addition, as a result of the merger, our relationships, marketing and sales practices with our two primary distributors have changed. Further, as disclosed Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 5—Related Party Transaction,” Future is now a related party of Exar. As a result of these changes, we have concluded that we can no longer reasonably estimate returns, pricing allowances and other concessions at the time of shipment of products to these distributors. Accordingly, as of August 26, 2007, we determined it was appropriate that revenue on all sales to Future and Nu Horizons be recognized on a sell-through basis.

Inventories

Our policy is to establish a provision for excess inventories, based on the nature of the specific product that is greater than six or twelve months of forecasted demand unless there are other factors indicating that the inventories will be sold at a profit after such periods. Among other factors, management considers known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at our primary distributors, past and current market conditions, anticipated demand for our products, changing lead times in the manufacturing process and other business conditions when determining if a provision for excess inventory is required. Our net inventories at March 30, 2008 were $14.2 million, compared with $4.8 million at March 31, 2007. The increase was primarily due to the inventory acquired in connection with the Sipex merger. Should the assumptions used by management in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margins. See Part I, Item 1A – “Risk Factors ‘Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control’.”

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). Under this method, we determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from timing differences in the recognition of revenue and expense for tax and financial statement purposes. Such deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, operating losses and tax credit carryforwards. Changes in tax rates affect the deferred income tax assets and liabilities and are recognized in the period in which the tax rates or benefits are enacted. See Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 17—Income Taxes” for more details about our deferred tax assets and liabilities.

We acquired significant net operating loss (“NOL”) and tax credit carryforwards as a result of the Sipex merger. The utilization of these NOL and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Our application of these complex rules is subject to examination by the IRS and state taxing authorities. An unfavorable outcome could further restrict our ability to utilize the acquired NOL and tax credit carryovers prior to their expiration.

We must determine the probability that we will be able to utilize our deferred tax assets. If we determine that recovery is unlikely, then a valuation allowance against our deferred tax assets must be recorded by increasing our income tax expense. As of March 30, 2008, our net deferred tax assets recorded on our consolidated balance sheet is zero.

Uncertain Income Tax Provisions

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

The total amount of gross unrecognized tax benefits as of the April 1, 2007 adoption date of FIN 48 was $7.7 million. The unrecognized tax benefits increased by $1.7 million during the fiscal year ended March 30, 2008 to $9.4 million. If recognized, all of these unrecognized tax benefits would be recorded as a reduction of future income tax provision before consideration of any changes in valuation allowance.

Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) by using the modified prospective transition method. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted on or after April 1, 2006, plus unvested awards granted prior to April 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting FAS 123R was not significant.

We compute the fair value of stock options utilizing the Black-Scholes model. Calculating stock-based compensation expense requires the input of highly subjective assumptions. The assumptions used in calculating the fair value of stock-based compensation represent our estimates which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Additionally, a change in the estimated forfeiture rate will have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all unamortized expense after April 1, 2006 is recognized in the period the forfeiture estimate is changed. See Part II, Item 8 – “Financial Statements and Supplementary Data and “Notes to the Consolidated Financial Statements, Note 12—Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and activities of our stock-based compensation.

On March 22, 2006, our board of directors approved the full acceleration of vesting of all employee stock options, including options held by our executive officers, with exercise prices in excess of $15.05. Such vesting acceleration did not apply to any options held by our non-employee directors. As a result of the decision to fully accelerate the vesting of stock options, as described above, options to purchase approximately 1.1 million shares of our common stock became fully vested and immediately exercisable effective as of March 22, 2006.

Because the accelerated options’ exercise prices were in excess of the market value of our common stock at the time of the acceleration, we believe that the incentive value to our employees of the associated unvested options was minimal. The acceleration eliminated future compensation expense we would otherwise have had to recognize in our statements of operations with respect to these options under FAS 123R. As a result of this action, approximately $4.9 million of stock-based compensation expense, net of taxes, will be excluded from stock-based compensation for periods subsequent to fiscal year 2006.

In fiscal year 2007, our stockholders ratified Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”). Within the terms of the 2006 plan, we now grant stock options, restricted stock units (“RSUs) and performance-based awards. At March 30, 2008, unrecognized stock-based compensation was $5.0 million and $2.5 million for stock-options and RSUs, respectively, with remaining weighted average recognition periods of 2.64 year and 1.41 years, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We follow the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), under which goodwill is no longer subject to amortization. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because we have one reporting unit under FAS 142, we utilized an entity-wide approach to assess goodwill for impairment. We performed our annual goodwill impairment analysis during the fourth fiscal quarter of 2008 pursuant to the steps and requirements under FAS 142 and recorded a $128.5 million impairment loss which was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. See Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 8—Goodwill and Intangible Assets” for more details about our goodwill.

Long-Lived Assets

Our long-lived assets include land, buildings, equipment, furniture and fixtures, privately held equity investments and other intangible assets. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. During the fourth fiscal quarter of 2008, we concluded that our market capitalization was below our net book value for an extended period of time and, as a result, long-lived assets were tested for recoverability. We determined that the carrying value of intangible assets acquired in the Sipex merger exceeded the fair value. We used the income approach to determine the fair value of these intangible assets. The evaluation resulted in an impairment charge of $36.7 million against intangible assets which was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. Substantially all of our property, plant and equipment and other long-lived assets are located in the United States.

RESULTS OF OPERATIONS

Net Sales by Product Line

As described above in Critical Accounting Policies and Estimates, we began to recognize revenue on shipments to our two primary distributors on a sell-through basis beginning August 26, 2007.

Certain net sales by product line for prior years have been reclassified to be consistent with the presentation of the fiscal year of 2008.

The following table shows net sales by product line in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 30, 2008		March 31, 2007		March 31, 2006		2008 vs. 2007 Change	2007 vs. 2006 Change
Net sales:
Communications	$27,946	31%	$28,462	42%	$27,902	42%	(2%)	2%
Interface	49,904	56%	40,040	58%	39,122	58%	25%	2%
Power management	11,893	13%	—	—	—	—	100%	—

Total	$89,743	100%	$68,502	100%	$67,024	100%

Fiscal Year 2008 versus Fiscal Year 2007

Communications

Communications products include network access and transmission products and storage products as well as optical products acquired in the Sipex merger.

Net sales of communications products for fiscal year 2008 included $1.6 million of additional sales from the merger. We estimate the change of revenue recognition to a sell-through basis at our two primary distributors reduced the communication product sales by $1.7 million for the fiscal year of 2008.

Net of these effects, net sales of network access and transmission products for the fiscal year of 2008 were $0.4 million lower as compared to the fiscal year of 2007, primarily due to price erosion on a limited number of T/E carrier products and reduced sales from last time buy orders partially offset by increased volumes of T/E carrier and acquired SONET product sales.

Interface

Interface products include UARTs, video, imaging and other products as well as transceiver products acquired in the Sipex merger.

Net sales of interface products for the fiscal year of 2008 included $14.6 million of additional sales relating to sales of products acquired in the Sipex merger. We estimate the change of revenue recognition to a sell-through basis at our primary distributors reduced the UART product sales by $5.3 million for the fiscal year of 2008.

Net of these effects, net sales of interface products for the fiscal year of 2008 were $0.6 million higher as compared to the fiscal year of 2007, primarily due to increased volume of UART sales partially offset by a shift in mix to lower priced UARTs, price erosion on a limited number of UART products and reduced sales from last time buy orders.

Power Management

Power management products, including DC-DC regulators and LED drivers, were acquired in the Sipex merger and increased net sales for the fiscal year of 2008 by $11.9 million.

Fiscal Year 2007 versus Fiscal Year 2006

Communications

Net sales of network access and transmission products for fiscal year 2007 increased $2.6 million, or 11%, as compared to net sales in fiscal year 2006. T/E carrier product sales grew 7% year over year, primarily due to increased sales volume attributable to growth in end customer demand. SONET products sales grew 27% year over year due to increased sales volume of the acquired SONET products partially offset by price erosion on a limited number of products.

In addition, net sales from last time buy orders for other communications products for fiscal year 2007 were $2.1 million lower as compared to fiscal year 2006.

Interface

Net sales of UART products for fiscal year 2007 increased $2.0 million as compared to net sales in fiscal year 2006, primarily attributable to increased sales volume partially offset by price erosion on a limited number of products.

Video, imaging and other net sales for fiscal year 2007 decreased by $1.1 million as compared to fiscal year 2006, primarily due to reduced shipments to Hewlett Packard and another customer.

Net Sales by Channel

The following table shows net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 30, 2008		March 31, 2007		March 31, 2006		2008 vs. 2007 Change	2007 vs. 2006 Change
Net sales:
Primary distributors	$31,705	35%	$25,956	38%	$26,335	39%	22%	(1%)
Direct customers and other distributors	58,038	65%	42,546	62%	40,689	61%	36%	5%

Total	$89,743	100%	$68,502	100%	$67,024	100%

Fiscal Year 2008 versus Fiscal Year 2007

Net sales to our two primary distributors, Future and Nu Horizons, for fiscal year 2008, included $9.7 million in sales of the products acquired in the Sipex merger. Furthermore, as a result of transitioning revenue recognition used for sales to our two primary distributors from the sell-in to the sell-through method as of August 26, 2007, we estimate net sales for fiscal year 2008 were lower by $6.9 million.

Net sales to direct customers and other distributors for fiscal year 2008 included $18.4 million in sales of the products acquired in the Sipex merger.

Fiscal Year 2007 versus Fiscal Year 2006

Net sales for fiscal year 2007 to our two primary distributors, Future and Nu Horizons, decreased 1% compared to fiscal year 2006, was primarily due to price erosion on a limited number of communications products, partially offset by increased sales volumes. Net sales to our direct customers and other distributors in fiscal year 2007 increased 5% compared to fiscal year 2006 primarily due to increased sales volume of network and transmission products to Alcatel-Lucent partially offset by the completion of another customer’s program.

Net Sales by Geography

The following table shows net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 30, 2008		March 31, 2007		March 31, 2006		2008 vs. 2007 Change	2007 vs. 2006 Change
Net sales:
Americas	$27,626	31%	$30,163	44%	$32,969	49%	(8%)	(9%)
Asia	39,953	44%	20,322	30%	19,649	29%	97%	3%
Europe	22,164	25%	18,017	26%	14,406	22%	23%	25%

Total	$89,743	100%	$68,502	100%	$67,024	100%

Fiscal Year 2008 versus Fiscal Year 2007

Net sales in the Americas for fiscal year 2008 included $5.6 million in sales of products acquired in the Sipex merger. We estimate the change of revenue recognition to a sell-through basis at our two primary distributors decreased our net sales in the Americas by $6.9 million for fiscal year 2008.

Net sales in Asia and Europe for fiscal year 2008 included $17.2 million and $5.3 million, respectively, of sales of products acquired in the Sipex merger.

Fiscal Year 2007 versus Fiscal Year 2006

Net sales in the Americas decreased in fiscal year 2007 compared to fiscal year 2006 primarily due to price erosion on a limited number of communications products and the completion of a customer’s program. Net sales in Europe increased during the same period due in part to sales of network and transmission products to Alcatel-Lucent.

Gross Profit

The following table shows gross profit in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 30, 2008		March 31, 2007		March 31, 2006		2008 vs. 2007 Change	2007 vs. 2006 Change
Net sales	$89,743		$68,502		$67,024
Gross profit	$40,112	45%	$46,534	68%	$45,475	68%	(14%)	2%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with acquisitions; and

•	the provision for excess and obsolete inventory.

Fiscal Year 2008 versus Fiscal Year 2007

The decrease in gross profit for fiscal year 2008 was primarily due to lower gross margins of Sipex’s products, an incremental amortization expense of $4.5 million associated with the purchased intangible assets as a result of the Sipex merger, the amortization of the fair value adjustment to acquired inventories of $2.2 million and charges associated with excess and obsolete inventories. The amortization expense for the purchased intangible assets for the same period a year ago was $1.0 million.

In fiscal year 2008, we fully amortized the fair value adjustment of acquired Sipex inventories recorded in the purchase accounting. In addition, we recorded an impairment charge against purchased intangible assets in the fourth fiscal quarter of 2008. As a result, we expect our future amortization expenses will decrease due to the reduced carrying value of the purchased intangible assets and the exclusion of the fair value adjustment.

Stock-based compensation expense recorded in cost of sales was $0.6 million for fiscal year 2008 as compared to $0.1 million for the fiscal year of 2007. The increase in stock-based compensation expense when compared to a year ago, is primarily attributable to assumed unvested stock options in connection with the Sipex merger.

Fiscal Year 2007 versus Fiscal Year 2006

The increase in gross profit in the fiscal year 2007 when compared to the fiscal year of 2006, was due to increased sales volume of network access and transmission products and serial communications products, manufacturing efficiencies and yield improvements, partially offset by price erosion on a limited number of products.

Our gross profit will continue to fluctuate due to, among other factors, future fluctuations in net sales, product mix, manufacturing costs, competitive pricing, manufacturing yields, excess and obsolete inventory, merger related expenses, the recognition of the synergy benefits, the reduction of the amortization of the fair value adjustment to acquired inventories and future amortization of any additional licensed technology.

Other Costs and Expenses

	March 30, 2008		March 31, 2007		March 31, 2006		2008 vs. 2007 Change	2007 vs. 2006 Change
Net sales	$89,743		$68,502		$67,024
Research and development	30,660	34%	25,838	38%	24,691	37%	19%	5%
Selling, general and administrative	37,899	42%	24,925	36%	21,291	32%	52%	17%
Goodwill and other intangible asset impairment	165,191	184%	—	—	—	—	100%	—
Acquired in-process research and development	8,800	10%	—	—	—	—	100%	—

Research and Development (“R&D”)

Research and development costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment; and

•	facilities expenses.

Fiscal Year 2008 versus Fiscal Year 2007

The $4.8 million, or 19% increase in R&D expenses for fiscal year 2008 as compared to a year ago was primarily a result of incremental expense of $4.3 million due to the growth of our company as a result of the Sipex merger and $0.4 million in severance costs of our employees, partially offset by lower labor-related costs.

Fiscal Year 2007 versus Fiscal Year 2006

The $1.1 million, or 5% increase in R&D expenses in fiscal year 2007 as compared to fiscal year 2006 resulted primarily from stock-based compensation expense from our adoption of FAS 123R of $1.2 million and depreciation associated with additional upgrades to an advanced tester and licensing of additional engineering design software, partially offset by lower labor-related costs of $1.0 million.

We believe that innovation is critical to our long-term success, and we intend to continue our investments in R&D to enhance our product offerings in order to meet the current and future requirements of our customers and markets. Some aspects of our R&D efforts require significant short-term expenditures, such as mask tooling for new products, the timing of which may cause significant fluctuations in our R&D expenses. In addition, we expect R&D expenses to fluctuate with the licensing of intellectual property, the recognition of the synergy benefits and potential costs of discontinuing certain product development efforts as we optimize our R&D projects.

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of purchased intangible assets; and

•	facilities expenses.

Fiscal Year 2008 versus Fiscal Year 2007

The $13.0 million, or 52% increase in SG&A expenses for fiscal year 2008, as compared to a year ago, was primarily a result of incremental expense of $8.4 million due to the growth of our company as a result of the Sipex merger, $1.1 million in severance costs of our employees, the amortization of acquired Sipex intangible assets of $0.9 million, other merger related costs of $0.6 million and increased legal costs of $0.5 million partially offset by lower labor-related expenses.

Stock-based compensation expense recorded in SG&A expenses was $3.4 million for fiscal year 2008 as compared to $3.1 million a year ago. The increase in stock-based compensation expense when compared to the same period a year ago is primarily attributable to assumed unvested stock options in connection with the Sipex merger.

Separation costs for certain executive officers were $0.5 million and $1.6 million in fiscal years 2008 and 2007, respectively.

We expect our amortization expenses on the purchased intangible assets will decrease in future periods due to our impairment charge recorded in fiscal year 2008.

Fiscal Year 2007 versus Fiscal Year 2006

The $3.6 million, or 17% increase in SG&A expenses for fiscal year 2007 as compared to fiscal year 2006 was primarily due to stock-based compensation expense from our adoption of FAS 123R of $3.1 million, executive separation costs of $1.6 million, increased sales commission, costs to complete our stock option backdating investigation, legal fees for litigation and FAS 123R implementation costs, partially offset by lower labor-related costs, and reduced depreciation as our enterprise resource planning or ERP system became fully depreciated. Additionally, SG&A expenses in fiscal year 2006 included proxy expenses of $0.9 million and a reimbursement of $0.4 million for proxy expenses to GWA Investments, LLC and GWA Master Fund, L.P.

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

Goodwill and Other Intangible Asset Impairment

In the fourth fiscal quarter of 2008, we conducted our annual impairment review and determined that, based on the current market conditions in the semiconductor industry and our stock price over the prior six months, the carrying amount of our goodwill exceeded its implied fair value under the test for impairment as per FAS 142 and recorded a goodwill impairment charge of approximately $128.5 million which was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations (See Note 2 – Accounting Policies). Our estimate of the implied fair value of the goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a seven-year period with residual value and discount rates between 12.5% and 18.8%. See Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to consolidated financial statements, Note 8 – Goodwill and Intangible Assets” for more details about our goodwill.

During the fourth fiscal quarter of 2008, we concluded that our market capitalization was below our net book value for an extended period of time and as a result, the long-lived assets were tested for recoverability. The sales and margin projections for Sipex products have declined due to the impact of the weakening economy, delays in sales ramp up of new high margin proprietary products, and delays in achieving manufacturing cost reductions initially projected. As a result, we reduced our projections of our future cash flows and determined that the carrying amount of the purchased Sipex intangible assets exceeded the implied fair value under the test for impairment as per FAS 144 and recorded an impairment charge of approximately $36.7 million which was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations (See Note 2 –Accounting Policies). Our estimate of the implied fair value of the intangible assets was based on the discounted value of estimated future cash flows over a six-year period with residual value and a discount rate of 12.5%. See Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to consolidated financial statements, Note 8 – Goodwill and Intangible Assets” for more details about our other intangible assets.

Substantially all of our property, plant and equipment and other long-lived assets are located in the United States.

Acquired In-Process Research and Development

We recorded a charge of $8.8 million in acquired in-process research and development (“IPR&D”), associated with our merger with Sipex in the three months ended September 30, 2007. We allocated the purchase price related to IPR&D through established valuation techniques. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value, taking into account the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows derived from the IPR&D were discounted at discount rates ranging from 25% to 40%. The percentage of completion for these projects ranged from 20% to 87% at the merger date.

The IPR&D projects underway at Sipex at the merger date were in the interface and power management product families. Within interface, specific projects relate to new products in its Multiprotocol and RS485 families. Within power management, development activities relate to the commercialization of its digital power technology, LED drivers, DC-DC regulators and controllers. All of these projects require further development and testing to bring them up to production. IPR&D projects for power management required $2.2 million to complete and some product shipments began in late calendar year 2007. IPR&D projects for interface are expected to require $0.8 million to complete with expected revenue generation beginning in mid calendar year 2008. All power management and interface projects are scheduled to complete by the end of fiscal year 2009.

If the projects discussed above are not successfully developed and/or successfully marketed, our sales and profitability may be adversely affected in future periods.

Other Income and Expenses

	March 30, 2008		March 31, 2007		March 31, 2006		2008 vs. 2007 Change	2007 vs. 2006 Change
Net sales	$89,743		$68,502		$67,024
Interest income and other, net	16,037	18%	16,526	24%	12,297	18%	(3%)	34%
Interest expense	(771)	(1%)	—	—	—	—	100%	—
Other-than-temparory loss on long-term securities	(591)	(1%)	(957)	(1%)	(1,215)	(2%)	38%	21%

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	realized gains (losses) on marketable securities;

•	foreign exchange gains or losses; and

•	gains or losses on the sale or disposal of equipment.

Fiscal Year 2008 versus Fiscal Year 2007

The $0.5 million or 3% decrease in interest income and other, net during fiscal year 2008 as compared to fiscal year 2007 was primarily attributable to a decrease in interest income as a result of lower invested cash balances partially offset by market interest rates. Cash and short-term investments balances decreased $87.2 million during fiscal year 2008 as compared to fiscal year 2007 primarily as result of stock repurchases of 9.3 million shares totaling $93.0 million.

Fiscal Year 2007 versus Fiscal Year 2006

The $4.2 million, or 34% increase in interest income and other, net during fiscal year 2007 as compared to fiscal year 2006 resulted principally from higher interest income of $4.2 million as a result of higher market interest rates partially offset by increased investments in tax preferred securities that have a lower pre-tax yield.

We expect that our interest income will continue to fluctuate due to changes in interest rates. Starting in the first fiscal quarter of 2009, we are expecting to receive sublease income from our Hillview facility. See Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 20 – Subsequent Event.”

Interest expense

In connection with our merger with Sipex, we assumed a lease financing obligation related to a facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”). We have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligation” line item on the consolidated balance sheet. The effective interest rate is 8.2%. The interest expense in fiscal year 2008 is primarily attributable to the Hillview facility financing transaction.

Other-than-Temporary Loss on Long-Term Investments

Our long-term investments consist of the investments in TechFarm Ventures L.P. (Q), L.P. (“TechFarm Fund”) and Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Both TechFarm Fund and Skypoint Fund are venture capital funds which invest primarily in private companies in the telecommunications and/or networking industry. We account for these non-marketable equity securities under the cost method. In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, we periodically review and determine whether the investments are other-than-temporarily impaired, in which case the investments are written down to their impaired value.

TechFarm Fund

In fiscal year 2008, we did not record any impairment charges after our assessment of the valuation of the fund performance.

In fiscal year 2007, we determined that the TechFarm Fund management fees continued to deplete the fund capital without any appreciation in the valuation of portfolio companies and concluded that a portion of the carrying value of our investment in the fund was other-than-temporarily impaired. As a result, we recorded a $0.1 million impairment charge in September 2006.

In fiscal year 2006, we assessed the value of certain discontinued companies and the remaining portfolio companies within the TechFarm Fund and we believed that the carrying value of our investment in the fund was permanently impaired. As a result, we recorded a $1.2 million impairment charge in December 2005.

Skypoint Fund

In fiscal year 2008, we performed a review of our investments and determined that two of the portfolio companies in the Skypoint Fund had limited cash on hand and financing opportunities were minimal. We concluded that a portion of the carrying value had been other-than-temporarily impaired and recorded a $0.6 million impairment charge during the year.

In fiscal year 2007, we became aware that two Skypoint Fund portfolio companies would be liquidated. We believed a portion of the carrying value of our investment in the fund was permanently impaired. As a result, we recorded a $0.8 million impairment charge against our earnings in September 2006.

In fiscal year 2006, as a result of impairment review, we concluded that the carrying value of certain portfolio companies in the fund had declined in value and recorded a $0.6 million impairment charges.

Provision for Income Taxes

Fiscal Year 2008

Our effective tax rate for fiscal year 2008 was (4.3%). The provision for fiscal year 2008 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to nondeductible goodwill impairment charges, the write-down of purchased intangible assets which is not deducted for tax purposes, and the impact of valuation allowance against our deferred tax assets.

Fiscal Year 2007

Our effective tax rate for fiscal year 2007 was 29.2%. The provision for fiscal year 2007 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to benefits claimed for tax-exempt interest and research and development tax credits generated during the fiscal year, partially offset by state income taxes and stock-based compensation not currently deductible.

Fiscal Year 2006

Our effective tax rate for fiscal year 2006 was 26.4%. The provision for income taxes for fiscal year 2006 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to benefits claimed for research and development tax credits generated during the fiscal year, partially offset by state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
	March 30, 2008	March 31, 2007	March 31, 2006
	(dollars in thousands)
Cash and cash equivalents	$122,016	$119,809	$187,610
Short-term investments	146,844	236,270	141,918

Total cash, cash equivalents, and short-term investments	268,860	356,079	329,528

Percentage of total assets	63%	85%	82%

Net cash provided by operating activities	13,796	22,645	12,500
Net cash provided by (used in) investing activities	82,849	(96,740)	29,447
Net cash provided by (used in) financing activities	(94,312)	6,553	(112,808)
Effect of exchange rate change on cash	(126)	(259)	93

Net increase (decrease) in cash and cash equivalents	2,207	(67,801)	(70,768)

Fiscal Year 2008

Our net loss was $195.9 million. After adjustments for non-cash items and changes in working capital, we generated $13.8 million of cash from operating activities.

Significant non-cash charges included:

•	Goodwill and other intangible assets impairment charge of $165.2 million;

•	Deprecation and amortization expenses of $12.6 million;

•	Acquired IPR&D expense of $8.8 million; and

•	Stock-based compensation expense of $5.0 million.

Working capital changes included:

•	a $6.8 million increase in accounts receivable primarily due to increased net sales;

•	a $3.8 million decrease in other accrued expenses as a result of payments of liabilities acquired in connection with the Sipex merger; and

•	a $10.0 million increase in deferred income and allowances on sales to distributors due to our change in revenue recognition on sales to our two primary distributors.

In fiscal year 2008, net cash provided by investing activities reflects net sales of short-term marketable securities of $91.2 million partially offset by $4.9 million in purchases of property, plant and equipment and intellectual property and $2.9 million in net assets acquired in the acquisition of Sipex. The purchases of property, plant and equipment and intellectual property includes $3.2 million associated with the purchase of FyreStorm Inc.’s intellectual property.

In fiscal year 2008, net cash used in financing activities reflects the repurchase of $93.0 million, or 9.3 million shares of our common stock in fiscal year 2008 and the $5.3 million repayment of bank borrowings partially offset by $4.3 million of proceeds associated with our employee stock plans.

As of March 30, 2008, we have funded $4.3 million of our $5.0 million committed capital in the Skypoint Fund. We are obligated to contribute our remaining committed capital of approximately $0.7 million as required by the Skypoint Fund’s General Partner and in accordance with the partnership agreement between the Skypoint Fund and us. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and marketable securities.

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. We may continue to utilize the stock purchase program, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

On August 28, 2007, we established a new share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock over the next twelve months. The 2007 SRP was in addition to a share repurchase plan announced in March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock.

The shares repurchased under the 2001 SRP fully utilized the $40 million authorization in the fiscal year of 2007. As of March 30, 2008, the remaining authorized amount for stock repurchase under the 2007 SRP was $25.3 million with no termination date.

Fiscal Year 2007

Net income, adjusted for non-cash related items provided cash of $23.0 million during fiscal year 2007.

In fiscal year 2007, net cash used in investing activities reflects net purchases of $93.0 million of short-tem marketable securities and $3.0 million of purchases of property, plant and equipment and intellectual property.

In fiscal year 2007, net cash provided by financing activities was primarily attributable to $15.8 million of proceeds associated with our employee stock plans, partially offset by the repurchase of approximately 748,000 shares for $9.9 million under the stock repurchase program authorized in March 2001.

Fiscal Year 2006

Net income, adjusted for non-cash related items, provided cash of $19.8 million during fiscal year 2006. Changes in working capital accounts included:

•	a $6.8 million increase in accounts primarily due to higher sales in the fourth quarter; and

•	a $1.9 million increase in inventories based on higher projected sales.

In fiscal year 2006, net cash provided by investing activities reflects net sales of $46.9 million of short-term marketable securities partially offset by $11.4 million acquisition for Optical Networking Business Unit of Infineon Technologies A.G. (“ON”) in April 2005, and purchases of property, plant and equipment and intellectual property of $5.9 million which consisted primarily of purchases for test equipment.

In fiscal year 2006, net cash used in financing activities was primarily due to the repurchase of 7.5 million shares of our common stock for $120.0 million and associated costs of $0.8 million in connection with our tender offer. Additionally, we repurchased 270,000 shares of our common stock for $3.6 million under the stock repurchase program authorized in March 2001. This was partially offset by the proceeds of $11.6 million from the stock option exercised by our employees.

To date, inflation has not had a significant impact on our operating results.

We anticipate that we will continue to finance our operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on our needs and prevailing market conditions. We believe that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, thus having a material adverse effect on our financial condition or results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments complementary to our design expertise and market strategy, which may include investments in wafer fabrication foundries. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us. The sale of additional equity or convertible debt could result in dilution to our stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at March 30, 2008 are as follows (in thousands):

	Fiscal Year
	2009	2010	2011	2012	2013	Total
Contractual Obligations
Purchase commitment (1)	$6,245	$—	$—	$—	$—	$6,245
Long-term lease financing obligation (2)	2,058	2,865	2,906	1,087	—	8,916
Lease obligations (3)	583	314	205	158	—	1,260
Long-term investment commitments (Skypoint Fund) (4)	737	—	—	—	—	737
Remediation commitment (5)	53	53	53	33	—	192

Total	$9,676	$3,232	$3,164	$1,278	$—	$17,350

Note:	The table above excludes the liability for uncertain tax positions of approximately $1,023,000 at March 30, 2008 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contract over the next 12 to 18 months from our existing cash balances.

(2)	Lease payments excluding $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties L.P. on March 9, 2006, as amended on August 25, 2007. It also includes a $4.7 million licensing agreement related to engineering design software.

(3)	Includes lease payments related to worldwide offices and buildings.

(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund's General Partner.

(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 2 – Accounting Policies.”

SUBSEQUENT EVENT

Please refer to Part II, Item 8 – “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 20 – Subsequent Event.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations.    We are exposed to foreign currency fluctuations primarily through our foreign operations. This exposure is the result of foreign operating expenses being denominated in foreign currency. Operational currency requirements are typically forecasted for a one-month period. If there is a need to hedge this risk, we may enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts.

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For the fiscal year ended March 30, 2008, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest Rate Sensitivity.    We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash, money market funds and fixed income securities of $267.7 million as of March 30, 2008 and $355.1 million as of March 31, 2007. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of March 30, 2008, the increase or decline in the fair value of the portfolio would not be material. At March 30, 2008, the difference between the fair market value and the underlying cost of the investments portfolio was an unrealized gain of $1.9 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 30, 2008, short-term investments consisted of commercial paper, asset-backed securities, corporate bonds and government securities of $146.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Exar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries at March 30, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal year 2008 and the manner in which it accounts for share-based compensation in fiscal year 2007.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

June 13, 2008

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 30, 2008	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$122,016	$119,809
Short-term marketable securities	146,844	236,270
Accounts receivable (net of allowances of $714 and $322)	9,943	4,028
Accounts receivable, related party (net of allowances of $1,421 and $816)	3,712	338
Inventories	14,201	4,779
Interest receivable and prepaid expenses	3,889	5,262
Deferred income taxes, net	507	809

Total current assets	301,112	371,295

Property, plant and equipment, net	46,130	25,404
Goodwill	47,626	5,190
Intangible assets, net	26,019	5,451
Other non-current assets	697	562
Long-term investments	2,636	2,670
Deferred income taxes, net	—	10,602

Total assets	$424,220	$421,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,801	$2,139
Accrued compensation and related benefits	5,744	3,418
Deferred income and allowance on sales to distributors	3,253	—
Deferred income and allowance on sales to distributors, related party	9,118	—
Other accrued expenses	8,136	3,150
Income taxes payable	—	5,520

Total current liabilities	35,052	14,227
Long-term lease financing obligations	16,379	—
Other non-current obligations	1,712	191

Total liabilities	53,143	14,418

Commitments and contingencies (Notes 14, 15 and 16)

Total stockholders’ equity
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 43,928,762 and 36,154,815 shares issued and outstanding at March 30, 2008 and March 31, 2007, respectively (net of treasury shares)	4	4
Additional paid-in capital	702,218	451,084
Accumulated other comprehensive income	1,873	76
Treasury stock at cost, 18,288,021 and 9,015,257 shares at March 30, 2008 and March 31, 2007, respectively	(235,538)	(142,572)
Retained earnings (accumulated deficit)	(97,480)	98,164

Total stockholders’ equity	371,077	406,756

Total liabilities and stockholders’ equity	$424,220	$421,174

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	March 30, 2008	March 31, 2007	March 31, 2006
Net sales	$67,925	$54,580	$51,041
Net sales, related party	21,818	13,922	15,983

Total net sales	89,743	68,502	67,024

Cost of sales:
Cost of sales	33,773	17,041	15,802
Cost of sales, related party	10,406	3,967	4,827
Amortization of purchased intangible assets	5,452	960	920

Total cost of sales	49,631	21,968	21,549

Gross profit	40,112	46,534	45,475

Operating expenses:
Research and development	30,660	25,838	24,691
Selling, general and administrative	37,899	24,925	21,291
Goodwill and other intangible asset impairment	165,191	—	—
Acquired in-process research and development	8,800	—	—

Total operating expenses	242,550	50,763	45,982
Loss from operations	(202,438)	(4,229)	(507)
Other income and expense:
Interest income and other, net	16,037	16,526	12,297
Interest expense	(771)	—	—
Other-than-temporary loss on long-term investments	(591)	(957)	(1,215)

Total other income and expense	14,675	15,569	11,082
Income (loss) before income taxes	(187,763)	11,340	10,575
Provision for income taxes	8,116	3,316	2,789

Net income (loss)	$(195,879)	$8,024	$7,786

Earnings (loss) per share:
Basic earnings (loss) per share	$(4.55)	$0.22	$0.20

Diluted earnings (loss) per share	$(4.55)	$0.22	$0.20

Shares used in the computation of earnings (loss) per share:
Basic	43,090	36,255	38,152

Diluted	43,090	36,480	38,510

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accum- ulated Other Compre- hensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2005	42,507,031	$4	(497,110)	$(8,314)	$417,073	$82,354	$(1,070)	$490,047
Comprehensive income:
Net income						7,786		7,786
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $37							62	62
Unrealized gains on marketable securities net of tax benefit of $254							591	591

Comprehensive income								$8,439

Issuance of common stock through employee stock plans	1,361,524				11,580			11,580
Tax benefit from stock plans					1,592			1,592
Issuance of common stock for services	30,000
Acquisition of treasury stock			(7,770,000)	(124,388)				(124,388)
Amortization of deferred stock based compensation					135			135

Balance, March 31, 2006	43,898,555	$4	(8,267,110)	$(132,702)	$430,380	$90,140	$(417)	$387,405
Comprehensive income:
Net income						8,024		8,024
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $102							(155)	(155)
Unrealized gains on marketable securities net of tax benefit of $426							648	648

Comprehensive income								$8,517

Issuance of common stock through employee stock plans	1,254,817				15,844			15,844
Tax benefit from stock plans					510			510
Issuance of common stock for services	16,700
Stock-based compensation					4,350			4,350
Acquisition of treasury stock			(748,147)	(9,870)				(9,870)

Balance, March 31, 2007	45,170,072	$4	(9,015,257)	$(142,572)	$451,084	$98,164	$76	$406,756

Comprehensive loss:
Net loss						(195,879)		(195,879)
Cumulative effect adjustment to retained earnings related to the adoption of FIN 48						235		235
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $50							(77)	(77)
Unrealized gains on marketable securities							1,874	1,874

Comprehensive loss								$(193,847)

Issuance of common stock in connection with the Sipex merger	16,459,076				229,999			229,999
Fair value of vested options assumed in connection with the Sipex merger					10,401			10,401
Fair value of warrants assumed in connection with the Sipex merger					1,489			1,489
Issuance of common stock through employee stock plans	518,193				4,288			4,288
Tax deficit from stock plans					(55)			(55)
Issuance of common stock for vested restricted stock units	69,442
Stock-based compensation					5,012			5,012
Acquisition of treasury stock			(9,272,764)	(92,966)				(92,966)

Balance, March 30, 2008	62,216,783	$4	(18,288,021)	$(235,538)	$702,218	$(97,480)	$1,873	$371,077

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	March 30, 2008	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(195,879)	$8,024	$7,786
Reconciliation of net income (loss) to net cash provided by operating activities:
Goodwill and other intangible asset impairment	165,191	—	—
Depreciation and amortization	12,615	5,257	5,745
Deferred income taxes	7,895	529	112
Acquired in-process research and development	8,800	—	—
Stock-based compensation expense	4,979	4,350	135
Provision for sales returns and allowances	3,273	3,964	3,231
Fair value adjustment of acquired inventories included in cost of sales	2,231	—	—
Other than temporary loss on long-term investments	591	957	1,215
Tax (deficit) benefits from stock plans	(55)	510	1,592
Gross tax windfall from stock-based compensation	—	(579)	—
Changes in operating assets and liabilities, net of effect of the Sipex merger:
Accounts receivable	(6,842)	(902)	(6,761)
Inventories	626	752	(1,872)
Prepaid expenses and other assets	1,145	(303)	(138)
Accounts payable	223	(505)	432
Other accrued expenses	(3,798)	575	496
Income taxes payable	543	497	702
Deferred income and allowance on sales to distributors	9,956	—	—
Accrued compensation and related benefits	2,326	(481)	(175)

Net cash provided by operating activities	13,820	22,645	12,500

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property	(4,923)	(2,952)	(5,879)
Purchases of short-term marketable securities	(322,279)	(362,585)	(64,169)
Proceeds from sales and maturities of short-term marketable securities	413,524	269,596	111,044
Contributions to long-term investments, net	(557)	(799)	(129)
Acquisition of ON business from Infineon	—	—	(11,420)
Acquisition of Sipex, net of cash acquired and transaction costs	(2,916)	—	—

Net cash provided by (used in) investing activities	82,849	(96,740)	29,447

Cash flows from financing activities:
Repurchase of common stock	(92,965)	(9,870)	(124,388)
Proceeds from issuance of common stock	4,288	15,844	11,580
Repayment of bank borrowings	(5,291)	—	—
Repayment of lease financing obligation	(368)	—	—
Gross tax windfall from stock-based compensation	—	579	—

Net cash (used in) provided by financing activities	(94,336)	6,553	(112,808)
Effect of exchange rate changes on cash	(126)	(259)	93

Net increase (decrease) in cash and cash equivalents	2,207	(67,801)	(70,768)
Cash and cash equivalents at the beginning of period	119,809	187,610	258,378

Cash and cash equivalents at the end of period	$122,016	$119,809	$187,610

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in consideration for acquired assets and liabilities of Sipex	$229,999	$—	$—
Assumption of vested options and warrants of Sipex	$11,890	$—	$—
Cash paid for income taxes	$2,088	$2,018	$351
Cash paid for interest	$738	$—	$—
Property, plant and equipment acquired under capital lease	$5,154	$—	$—

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

NOTE 1.    DESCRIPTION OF BUSINESS

Exar Corporation and its subsidiaries (“Exar” or “we”) was incorporated in California in 1971 and reincorporated in Delaware in 1991. We are a fabless semiconductor company that designs, develops, markets and sells power management and connectivity silicon solutions. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems and industrial automation equipment.

On August 25, 2007, we acquired Sipex Corporation (“Sipex”) through the merger of Sipex and a subsidiary of Exar. Sipex was a company that designed, manufactured and marketed high performance, analog integrated circuits (“IC”) used by original equipment manufacturers (“OEM”), in the computing, consumer electronics, communications and networking infrastructure markets. The results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation—In December 2007, we changed our fiscal year end from March 31 to a 52-53 week fiscal year ending on the Sunday closest to March 31. As part of this change, each fiscal quarter will also end on the Sunday closest to the end of the corresponding calendar quarter. The third fiscal quarter of 2008 included 91 days from October 1, 2007 to December 30, 2007. The fourth fiscal quarter of 2008 included 91 days from December 31, 2007 to March 30, 2008. Hereinafter, the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006 are also referred to as “2008,” “2007” and “2006” unless otherwise indicated.

Certain amounts previously reported have been reclassified to conform to the presentation of the fiscal year of 2008.

In conjunction with the Sipex merger, we reassessed our ability to estimate returns and allowances and consequently, on August 26, 2007, changed the revenue recognition used for sales to our two primary distributors, Future Electronics Inc. (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”), from sell-in basis to sell-through basis (See Note 2 – Accounting Policies, Revenue Recognition).

In December 2007, in connection with integrating and realigning our combined operations with Sipex, we reassessed the economic facts and circumstances of each of our foreign subsidiaries and changed the functional currencies for our foreign subsidiaries to the U.S. Dollar. Accumulated other comprehensive loss reported in the consolidated balance sheet before December 1, 2007, related to the cumulative foreign currency translation adjustments of our subsidiaries prior to changing our functional currency was immaterial.

The accounts of foreign subsidiaries have been remeasured into U.S. Dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“FAS 52”). Accordingly, foreign currency is remeasured to U.S. Dollars for financial purposes by using the U.S. Dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest and other income, net in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are remeasured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period.

Principles of Consolidation—The consolidated financial statements include the accounts of Exar and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The functional currency of Exar and its significant subsidiaries is the U.S. Dollar.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

Use of Management Estimates—The preparation of consolidated financial statements in conformity with accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; and (6) long-lived assets. Actual results could differ from these estimates and material effects on operating results and financial position may result.

Business Combinations—The estimated fair value of acquired assets and assumed liabilities and the results of operations of acquired businesses are included in our consolidated financial statements from the effective date of the purchase. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates as per Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). The purchase price includes direct transaction costs consisting of investment banking, legal and accounting fees.

Cash and Cash Equivalents—We consider all highly liquid debt securities and investments with a maturity from the date of purchase of 90 days or less to be classified as cash and cash equivalents. Cash and cash equivalents also consist of cash on deposit with banks and money market funds.

Inventories—Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using the standard cost, which approximates average actual cost. Inventory is written down when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. The write-down of excess inventories is generally based on inventory levels in excess of either six or twelve months of demand, as judged by management, for each specific product.

Our inventories consisted of the following (in thousands):

	March 30, 2008	March 31, 2007
Work-in-process	$8,775	$2,426
Finished goods	5,426	2,353

Inventories	$14,201	$4,779

Property, Plant and Equipment—Property, plant and equipment, including capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation for machinery and equipment is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to ten years. Buildings are depreciated using the straight-line method over an estimated useful life of 30 years. Assets held under capital leases and leasehold improvements are amortized over the shorter of the terms of the leases or their estimated useful lives. Land is not depreciated.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

Our property, plant and equipment consisted of the following (in thousands):

	March 30, 2008	March 31, 2007
Land	$11,960	$6,660
Buildings	22,584	14,350
Machinery and equipment	65,215	52,670

Property, plant and equipment, total	99,759	73,680
Accumulated depreciation and amortization	(53,629)	(48,276)

Property, plant and equipment, net	$46,130	$25,404

Depreciation and amortization expense for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006 was $5.9 million, $4.6 million, and $5.1 million, respectively.

Non-Marketable Equity Securities—Non-marketable equity securities are presented on our consolidated balance sheets as long-term investments. They are accounted for at historical cost and are subject to a periodic impairment review. This impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators we use to identify those events and circumstances include the investment manager’s evaluation, the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; and the investee’s liquidity, debt ratios and the rate at which the investee is using cash. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down. Impairment of non-marketable equity securities is recorded in the “Other-than-temporary loss on long-term investments” line item in the consolidated statements of operations.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We follow the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), under which goodwill is no longer subject to amortization. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because we have one reporting unit under FAS 142, we utilized an entity-wide approach to assess goodwill for impairment. We performed our annual goodwill impairment analysis during the fourth fiscal quarter of 2008 pursuant to the steps and requirements under FAS 142 and recorded a $128.5 million impairment loss which was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. (See Note 8 – Goodwill and Intangible Assets).

Long-Lived Assets—Our long-lived assets include land, buildings, equipment, furniture and fixtures, privately held equity investments and other intangible assets. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. During the fourth fiscal quarter of 2008, we concluded that our market capitalization was below its net book value for an extended period of time and, as a result, long-lived assets were tested for recoverability. We determined that the carrying value of intangible assets acquired in the Sipex merger exceeded the fair value. We used the income approach to determine the fair value of these intangible assets. The evaluation resulted in an impairment charge of $36.7 million against intangible assets which was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations (See Note 8 —Goodwill and Intangible Assets). Substantially all of our property, plant and equipment and other long-lived assets are located in the United States

Income Taxes—Income taxes are reported under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”) and accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carryforwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

On April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The cumulative effect of adopting FIN 48 was a decrease in the liability for uncertain tax positions and an increase of $0.2 million to the April 1, 2007 opening retained earnings balance.

Revenue Recognition—We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

We derive revenue principally from the sale of our products to distributors and to OEMs or their contract manufacturers. Our delivery terms are primarily FOB shipping point, at which time title and all risks of ownership are transferred to the customer. For the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, approximately 35%, 38% and 39%, respectively, of our net sales were derived from sales to our two primary distributors, Future and Nu Horizons; and approximately 65%, 62% and 61%, respectively, of our net sales were derived from product sales to other distributors, OEM customers and other non-distributors.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

Non-distributors:

For non-distributors, revenue is recognized when title to the product is transferred to the customer, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided at the time product sales are recognized. An allowance for sales returns and allowances for non-distributor customers are recorded based on historical experience or specific identification of an event necessitating an allowance.

Distributors:

Our two primary distributors’ agreements permit the return of 3% to 5% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 2% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell for a specific product with a specific volume range for a given customer over a period not to exceed one year.

We recognize revenue to each of our distributors using either of the methodologies in the following table. Once adopted, the revenue methodology for a distributor will be maintained unless there is a change in circumstances indicating the methodology for that distributor is no longer appropriate.

•

Sell-in Basis: Revenue is recognized upon shipment if we conclude we can reasonably estimate the credits for returns, pricing allowances and/or other concessions. We record an estimated allowance, at the time of shipment, based upon historical patterns of returns, pricing allowances and other concessions (i.e., “sell-in” basis).

•

Sell-through Basis: Revenue and the related costs of sales are deferred until the resale to the end customer if we grant more than limited rights of returns, pricing allowance and/or other concessions or if we cannot reasonably estimate the level of returns and credits issuable (i.e., “sell-through” basis). Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred and is included in deferred income and allowance on sales to distributors in the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred income as sales and cost of sales.

Sell-through revenue recognition is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, gross margin, deferred income and allowances on sales to distributors and net income.

Our historical patterns of returns, pricing allowances and other concessions with distributors have been fairly consistent, which has enabled us to reasonably estimate such allowances at the time of shipment. Therefore, we have historically recognized revenue on sales to all distributors on a sell-in basis and recorded an estimated allowance, at the time of shipment, based on authorized and historical patterns of returns and other

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

concessions. Concurrent with the merger with Sipex, we reassessed our expected ability to continue to reasonably estimate such allowances for each of our distributors as well as for Sipex’s distributors. Prior to the merger, Sipex recognized revenue on sales to all distributors on a sell-through basis. Consistent with Sipex’s past practice, we have concluded that we are not able to reasonably estimate such allowances at the time of shipment of products to Sipex’s distributors. Therefore, we have determined that consistent with Sipex’s past practice, we will continue to recognize sales to Sipex’s distributors on a sell-through basis. In addition, as a result of the merger, our relationships, marketing and sales practices with our two primary distributors have changed. Further, as disclosed Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 5—Related Party Transaction,” Future is now a related party of Exar. As a result of these changes, we have concluded that we can no longer reasonably estimate returns, pricing allowances and other concessions at the time of shipment of products to these distributors. Accordingly, as of August 26, 2007, we determined it was appropriate that revenue on all sales to Future and Nu Horizons be recognized on a sell-through basis.

Research and Development Expenses—Research and development expenses consist primarily of the salaries and related expenses of those employees engaged in research, design and development activities; expenses related to design tools, license expenses related to intellectual property; mask tooling costs; supplies and services; and facilities expenses. All research and development expenses that have no alternative future use are expensed as incurred.

Comprehensive Income (Loss)—Comprehensive income (loss) includes charges or credits to equity as a result of foreign currency translation adjustments, net of taxes, and unrealized gains or losses on marketable securities, net of taxes. Comprehensive income (loss) for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Foreign Currency—The accounts of foreign subsidiaries are remeasured into U.S. Dollars in accordance with the Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“FAS 52”). Accordingly, foreign currency is remeasured to U.S. Dollars for financial reporting purposes by using the U.S. Dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest income and other, net in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are remeasured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction losses were approximately $65,000, $20,000 and $34,000 for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively.

Concentration of Credit Risk and Significant Customers—Financial instruments potentially subjecting us to concentrations of credit risk consist primarily of accounts receivable, cash, cash equivalents, short-term marketable securities and long-term investments. The majority of our sales are derived from distributors and manufacturers in the communications, industrial and computer industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit. We maintain allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were insignificant for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively. Our policy is to place our cash, cash equivalents and short-term marketable securities with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. We do not hold or issue financial instruments for trading purposes.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

We sell our products to distributors and OEMs throughout the world. Alcatel-Lucent accounted for 11%, 16% and 12% of our net sales for the fiscal years of 2008, 2007 and 2006, respectively. No other OEM customer accounted for 10% or more of our net sales for any of the three fiscal years of 2008, 2007 and 2006. Future, a related party, was and continues to be our largest distributor. Future, on a worldwide basis, represented 24%, 20% and 24% of net sales in fiscal years 2008, 2007 and 2006, respectively. Our second largest distributor, Nu Horizons, accounted for 11%, 18%, and 15%, of net sales in fiscal years of 2008, 2007 and 2006, respectively.

Concentration of Other Risks—The majorities of our products are currently fabricated at Chartered Semiconductor Manufacturing Ltd. (“Chartered”) in Singapore, Episil Technologies Inc. (“Episil”) in Taiwan, and Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China, and are assembled and tested by other third-party sub-contractors located in Asia. A significant disruption in the operations of one or more of these sub-contractors would impact the production of our products for a substantial period of time which could have a material adverse effect on our business, financial condition and results of operations.

Fair Value of Financial Instruments—We estimate the fair value of our financial instruments by using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of our carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at March 30, 2008 and March 31, 2007 was not materially different from the carrying values presented in the consolidated balance sheets due to the relatively short periods to maturity of the instruments.

Stock-Based Compensation—On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) by using the modified prospective transition method. In accordance with this transition method, we began recognizing compensation expense for all share-based awards granted after April 1, 2006 plus unvested awards granted prior to April 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The estimated fair value of the equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the prior years.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, of the adopting the FAS 162, on our financial position, results of operations and liquidity.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“FAS 141R”), Business Combinations, which replaces FAS 141. The statement retains the purchase method of

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. We are currently evaluating the impact of implementing FAS 141R on our financial position, results of operations and liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. As of March 31, 2008, the first day of our fiscal year 2009, we adopted FAS 159 and the adoption had no material impact on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purpose of Lease Classification or Measurement under Statement 13, which amends FAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13, Accounting for Leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 until the first fiscal quarter of 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 does not require any new fair value measurement but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of March 31, 2008, the first day of our fiscal year 2009, we adopted FAS 157 and the adoption had no material impact on our financial position, results of operations and liquidity.

NOTE 3.    BUSINESS COMBINATIONS

We periodically evaluate strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and seek to increase our leadership position in the areas in which we operate.

Merger with Sipex Corporation

On August 25, 2007, we completed our merger with Sipex, a company that designed, manufactured and marketed high performance, analog ICs used by OEMs in the computing, consumer electronics, communications and networking infrastructure markets. As a result of the merger, we have combined product offerings, increased technical expertise, distribution channels, customer base and geographic reach as well as reduced expenses due to significant cost synergies.

Each share of Sipex’s common stock outstanding at the effective time of the merger was converted into 0.6679 shares of our common stock. As a result, approximately 16.5 million shares of our common stock were

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

issued. The fair value of the common stock issued was determined using a share price of $13.97, which represented the average closing price of our common stock for two trading days before and two trading days after May 8, 2007, the date the merger was announced. We assumed stock options to purchase approximately 2.2 million shares of our common stock. The fair value of options assumed was estimated by using the Black-Scholes option pricing model and a share price of $13.97. In addition, in connection with the merger, we assumed warrants to purchase approximately 280,000 shares of our common stock. The warrants are exercisable at any time for shares of our common stock at an initial exercise price of $9.63 per share, subject to adjustment upon certain events. The warrants expire on May 18, 2011. The fair value of $5.31 for each warrant assumed was estimated by using the Black-Scholes option pricing model and a share price of $13.97.

The merger was accounted for as a purchase in accordance FAS 141. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

The total estimated purchase price of the merger was as follows (in thousands):

Amounts
Fair value of Exar common stock issued	$229,999
Fair value of options and warrants assumed	16,701
Direct transaction costs	4,038

Total estimated purchase price	$250,738

Purchase Price Allocation

The allocation of the purchase price to Sipex’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill resulted primarily from our expectations of synergies from integration of Sipex’s product offerings with our product offerings. Goodwill is not deductible for tax purposes. We have up to twelve months from the closing date of the merger to adjust any pre-acquisition contingencies, if any.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

The purchase price has been allocated and adjusted as follows (in thousands):

	As of August 25, 2007	Adjustments	As of March 30, 2008
Cash	$1,122		$1,122
Accounts receivable	5,720		5,720
Inventory	12,025	220	12,245
Other assets	1,972	84	2,056
Property, plant and equipment	19,960	(77)	19,883
Accounts payable	(6,439)		(6,439)
Other liabilities	(10,490)	(40)	(10,530)
Long-term financing obligations and others	(18,470)		(18,470)

Net tangible assets acquired	5,400		5,587
Identifiable intangible assets	60,600		60,600
In-process research and development	8,800		8,800
Fair value of unvested options assumed	4,811		4,811
Goodwill	171,127	(187)	170,940

Total estimated purchase price	$250,738		$250,738

We recorded net adjustments totaling approximately $187,000 to our goodwill during the fiscal year ended March 30, 2008. The adjustments were primarily due to an increase in the fair value of acquired inventory from a recovery of approximately $220,000 and a decrease in the fair value of our severance costs accrual of $381,000, which was partially offset by an increase in the fair value of our facility costs accrual by approximately $338,000 resulting primarily from our Billerica lease termination.

During the same period, we recorded a goodwill impairment loss of approximately $128.5 million associated with the Sipex merger (See Note 8 – Goodwill and Intangible Assets).

Identifiable Intangible Assets

The following table set forth the components of the identifiable intangible assets purchased with the merger, which are being amortized over their estimated useful lives on a straight-line basis (in thousands):

	Fair Value	Useful Life (in years)
Existing technology	$40,900	6.0
Patents/Core technology	7,900	5.0
Customer backlog	400	0.5
Distributor relationships	6,500	6.0
Customer relationships	4,300	7.0
Tradenames/Trademarks	600	3.0

Total acquired identifiable intangible assets	$60,600

During the fiscal year ended March 30, 2008, we recorded an impairment loss of approximately $36.7 million related to the purchased Sipex intangible assets of (See Note 8 – Goodwill and Intangible Assets).

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

Acquired In-Process Research and Development

We recorded a charge of $8.8 million in acquired in-process research and development (“IPR&D”), associated with our merger with Sipex in the fiscal quarter ended September 30, 2007. We allocated the purchase price related to IPR&D through established valuation techniques. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value, taking into account the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows derived from the IPR&D were discounted at discount rates ranging from 25% to 40%. The percentage of completion for these projects ranged from 20% to 87% at the merger date.

The IPR&D projects underway at Sipex at the merger date were in the interface and power management product families. Within interface, specific projects relate to new products in its multiprotocol and RS485 families. Within power management, development activities relate to the commercialization of its digital power technology, LED drivers, DC-DC regulators and controllers. All of these projects require further development and testing to bring them up to production. IPR&D projects for power management required $2.2 million to complete and some product shipments began in late calendar year 2007. IPR&D projects for interface required $0.8 million to complete with expected revenue generation beginning in mid calendar year 2008. All power management and interface projects are scheduled to be completed by the end of the fiscal year of 2009.

If the projects discussed above are not successfully developed and/or successfully marketed, our sales and profitability may be adversely affected in future periods.

Pro Forma Financial Information

The following unaudited pro forma financial information was based on the respective historical financial statements of Exar and Sipex. The unaudited pro forma financial information reflected the consolidated results of operations as if the merger of Sipex occurred at the beginning of each period and included the amortization of the resulting identifiable acquired intangible assets, effects of the estimated write-up of Sipex inventory to fair value on cost of goods sold, the exclusion of interest expense on Sipex’s senior convertible notes and stock-based compensation expenses. These unaudited pro forma financial information adjustments reflect their related tax effects. The pro forma data for the fiscal years ended March 30, 2008 and March 31, 2007 also included a non-recurring charge of $8.8 million for acquired IPR&D. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Exar and Sipex been a consolidated entity during the periods presented.

The summary included the impact of certain adjustments mentioned in the previous paragraph (in thousands except per share information):

	March 30, 2008	March 31, 2007
Pro forma net sales	$117,825	$146,257
Pro forma net loss	$(215,767)	$(49,828)
Pro forma basic and diluted net loss per share	$(4.34)	$(0.95)

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

NOTE 4.    CASH, CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

Our cash, cash equivalents and short-term marketable securities at March 30, 2008 and March 31, 2007 were as follows (in thousands):

	March 30, 2008	March 31, 2007
Cash and cash equivalents
Cash in financial institutions	$1,208	$963

Cash equivalents
Money market funds	28,274	4,496
Corporate bonds and commercial paper	86,553	114,350
U.S. government and agency securities	5,981	—

Total cash equivalents	120,808	118,846

Total cash and cash equivalents	122,016	119,809

Available-for-sale securities
Municipal securities	$—	$45,050
U.S. government and agency securities	72,358	149,615
Corporate bonds and municipal debt securities	45,578	38,641
Asset-backed and collateralized-backed securities	28,908	2,964

Total short-term marketable securities	$146,844	$236,270

Our marketable securities include municipal securities, commercial paper, asset-backed securities, corporate bonds and government securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities are classified as cash equivalents if the maturity from the date of purchase is ninety days or less, and as short-term investments for those with maturities, from the date of purchase, in excess of ninety days which we intend to sell as necessary to meet our liquidity requirements.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each consolidated balance sheet date, with unrealized gains or losses recorded in accumulated other comprehensive income (loss) within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the other income and expense section in the consolidated statement of operations.

Realized gains or losses on the sale of marketable securities are determined on the specific identification method and are reflected in “Interest income and other, net” line item on the consolidated statements of operation. Net realized gains on marketable securities for the fiscal year ended March 30, 2008 were $174,000. For the fiscal year ended March 31, 2007, there were $52,000 in net realized gains. For the fiscal year ended March 31, 2006, there were $7,000 in net realized losses on marketable securities.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

The following table summarized our investments in marketable securities as of March 30, 2008 and March 31, 2007 (in thousands):

	March 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$28,274	$—	$—	$28,274
Municipal securities	—	—	—	—
Corporate bonds and commercial paper	158,790	354	(233)	158,911
U.S. government and agency obligations	50,146	1,413	—	51,559
Asset-backed and collateralized obligations	28,543	462	(97)	28,908

Total at March 30, 2008	$265,753	$2,229	$(330)	$267,652

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$4,496	$—	$—	$4,496
Municipal securities	45,041	35	(26)	45,050
Corporate bonds and commercial paper	263,963	47	(45)	263,965
U.S. government and agency obligations	38,606	99	(64)	38,641
Asset-backed and collateralized obligations	2,967	5	(8)	2,964

Total at March 31, 2007	$355,073	$186	$(143)	$355,116

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at March 30, 2008 and March 31, 2007 by expected maturity were as follows (in thousands):

	March 30, 2008		March 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than 1 year	$197,609	$197,734	$270,421	$270,410
Due in 1 to 5 years	68,144	69,918	84,652	84,706

Totals	$265,753	$267,652	$355,073	$355,116

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

The following table summarized the gross unrealized losses and fair values of our investments in an unrealized loss position as of March 30, 2008 and March 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	March 30, 2008
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$10,431	$(169)	$3,155	$(64)	$13,586	$(233)
U.S. government and agency obligations	750	—	—	—	750	—
Asset-backed and collateralized obligations	1,915	(34)	1,268	(63)	3,183	(97)

Total at March 30, 2008	$13,096	$(203)	$4,423	$(127)	$17,519	$(330)

	March 31, 2007
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal securities	$12,201	$(26)	$—	$—	$12,201	$(26)
Corporate bonds and commercial paper	8,942	(10)	6,712	(35)	15,654	(45)
U.S. government and agency obligations	6,456	(7)	12,200	(57)	18,656	(64)
Asset-backed and collateralized obligations	—	—	1,456	(8)	1,456	(8)

Total at March 31, 2007	$27,599	$(43)	$20,368	$(100)	$47,967	$(143)

We review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We determined that such amounts were not “other-than-temporary” as defined by the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

NOTE 5.    RELATED PARTY TRANSACTION

Affiliates of Future, Alonim Investments Inc. and its two affiliates (collectively “Alonim”), own approximately 7.7 million shares or approximately 18% of our outstanding common stock as of March 30, 2008. As such, Alonim is our largest stockholder.

Our sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 24%, 20% and 24% of our total net sales for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

We reimbursed Future for approximately $56,000, $6,000 and $2,000 of expenses for marketing promotional materials for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively.

Upon our merger with Sipex, we appointed an executive vice president and chief financial officer of Future to our board of directors. Our board of directors has determined that this director is not independent within the meaning of The Marketplace Rule 4200(a)(15) of The NASDAQ Stock Market by virtue of our relationship with Future.

In the fourth fiscal quarter of 2006, GWA Investments, LLC and GWA Master Fund, L.P. (collectively “GWA”), requested that we reimburse its costs of $0.4 million in connection with our proxy solicitation in October 2005 in support of their director candidates, all of whom were elected to our board of directors at the 2005 annual meeting of stockholders. GWA was a hedge fund managed by a director of Exar, Guy W. Adams. These costs were included in selling, general and administrative expenses in our consolidated statements of operations for the fiscal year ended March 31, 2006.

NOTE 6.    RESTRUCTURING

In connection with the Sipex merger in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. The Sipex restructuring costs were accounted for as liabilities assumed as part of the purchase business combination in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

The following table set forth restructuring liabilities which were included in other accrued expenses on the balance sheet, and the activities affecting the liabilities for the period ended March 30, 2008 (in thousands):

	Facility costs	Severance costs	Total restructuring liabilities
Balance at August 25, 2007	$1,166	$1,037	$2,203
Utilization	(1,173)	(456)	(1,629)
Sublease income received	160	—	160
Adjustment to accrual	338	(381)	(43)

Balance at March 30, 2008	$491	$200	$691

The liabilities established in connection with the Sipex merger included the following:

•	A liability of $1.0 million for severance and termination benefits for employees;

•	A liability of $0.5 million for facility lease exit cost primarily in our international sites;

•	A liability of $0.3 million for facility relocation and other costs; and

•	A liability of $0.4 million assumed in connection with our merger with Sipex.

For fiscal year 2008, we paid cash severance of approximately $456,000 and changed our estimates and reduced our restructuring accrual by approximately $381,000. The remaining balance of $200,000 for severance costs was expected to be paid out over the next six months.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

For fiscal year 2008, we also utilized approximately $1.2 million of our restructuring accrual, primarily related to moving expenses at our Hillview facility and the lease expenses for the unused portion of the Billerica facility in Massachusetts. During the same period, we recorded an additional liability of $454,000 in connection with the Billerica lease termination and reduced approximately $116,000 restructuring accrual primarily related to the facility relocation. The remaining balance of approximately $0.5 million was expected to be paid during the remaining terms of the lease contracts which extend through 2012.

NOTE 7.    LONG-TERM INVESTMENTS

Our long-term investments consist of the investments in TechFarm Ventures L.P. (Q), L.P. (“TechFarm Fund”) and Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Both TechFarm Fund and Skypoint Fund are venture capital funds which invest primarily in private companies in the telecommunications and/or networking industry. We account for these non-marketable equity securities under the cost method. In accordance with the EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, we periodically review and determine whether the investments are other-than-temporarily impaired, in which case the investments are written down to their impaired value.

As of March 30, 2008 and March 31, 2007, our long-term investments balances were as follows (in thousands):

	March 30, 2008	March 31, 2007
TechFarm Fund	$466	$466
Skypoint Fund	2,170	2,204

Long-term investments	$2,636	$2,670

TechFarm Fund

We have made a total of approximately $4.0 million in capital contributions to TechFarm Fund since we became a limited partner in May 2001. We have reached our total commitment to the fund and made no capital contribution to the fund during both fiscal years 2008 and 2007. As a result, we have no capital contribution obligation to the TechFarm Fund at March 30, 2008.

The approximate carrying amount of $0.5 million at March 30, 2008 reflected the net of the capital contribution and the accumulative impairment charges. We have never received any capital distribution from the fund.

Impairment

In fiscal year 2008, we did not record any impairment charges after our assessment of the valuation of the fund performance.

In fiscal year 2007, we determined that the TechFarm Fund management fees continued to deplete the fund capital without any appreciation in the valuation of portfolio companies and concluded that a portion of the carrying value of our investment in the fund was other-than-temporarily impaired. As a result, we recorded a $0.1 million impairment charge in September 2006.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

In fiscal year 2006, we assessed the value of certain discontinued companies and the remaining portfolio companies within the TechFarm Fund and we believed that the carrying value of our investment in the fund was permanently impaired. As a result, we recorded a $1.2 million impairment charge in December 2005.

Skypoint Fund

We have made approximately $4.3 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. Our total capital commitment is $5.0 million. We contributed $0.6 million and $0.9 million to the fund during the fiscal year of 2008 and 2007, respectively. As of March 30, 2008, we have a remaining obligation of approximately $0.7 million to the fund upon its request.

The approximate carrying amount of $2.2 million reflected the net of the capital contribution, accumulative impairment charges and capital distributions. We received a capital distribution of $0.1 million and $0.6 million during the fiscal year of 2007 and 2006, respectively. We did not receive any distribution during the fiscal year of 2008. The distribution was accounted for in accordance to FASB Accounting Principle Bulletin 19, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). We recorded the distribution on the cost basis and reduced the carrying value of our investments in the Skypoint Fund.

Impairment

In fiscal year 2008, we performed a review of our investments and determined that two of the portfolio companies in the Skypoint Fund had limited cash on hand and financing opportunities were minimal. We concluded that a portion of the carrying value had been other-than-temporarily impaired and recorded a $0.6 million impairment charge during the year.

In fiscal year 2007, we became aware that two Skypoint Fund portfolio companies would be liquidated. We believed a portion of the carrying value of our investment in the fund was permanently impaired. As a result, we recorded a $0.8 million impairment charge against our earnings in September 2006.

In fiscal year 2006, as a result of impairment review, we concluded that the carrying value of certain portfolio companies in the fund had declined in value and recorded a $0.6 million impairment charges.

NOTE 8.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended March 30, 2008 and March 31, 2007 were as follows (in thousands):

Amount
Balance as of March 31, 2007	$5,190
Goodwill acquired in connection with the Sipex merger	171,127
Goodwill adjustment (see Note 3)	(187)
Impairment charge	(128,504)

Balance as of March 30, 2008	$47,626

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

In the fourth fiscal quarter of 2008, we conducted our annual impairment review and determined that, based on the current market conditions in the semiconductor industry and our stock price over the prior six months, the carrying amount of our goodwill exceeded its implied fair value under the test for impairment as per FAS 142 and recorded a goodwill impairment charge of approximately $128.5 million which was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations (See Note 2 – Accounting Policies). Our estimate of the implied fair value of the goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a seven-year period with residual value and discount rates between 12.5% and 18.8%.

Intangible Assets

Our intangible assets are comprised of intangible assets acquired in connection with our merger with Sipex in August 2007, our acquisition of Fyrestorm’s intellectual property in February 2008 for approximately $3.2 million in cash, our acquisition of the Optical Networking Business Unit of Infineon Technologies A.G. in April 2005 and other individually acquired intellectual properties.

As of March 30, 2008 and March 31, 2007, our purchased intangible assets were as follows (in thousands):

	March 30, 2008				March 31, 2007
	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$51,581	$(24,935)	$(6,517)	$20,129	$7,328	$(1,877)	$5,451
Patents/Core technology	7,900	(4,741)	(781)	2,378	—	—	—
Customer backlog	400	(60)	(340)	—	—	—	—
Distributor relationships	6,500	(3,961)	(537)	2,002	—	—	—
Customer relationships	4,300	(2,653)	(301)	1,346	—	—	—
Tradenames/Trademarks	600	(337)	(99)	164	—	—	—

	$71,281	$(36,687)	$(8,575)	$26,019	$7,328	$(1,877)	$5,451

During the fourth fiscal quarter of 2008, we concluded that our market capitalization was below our net book value for an extended period of time and as a result, the long-lived assets were tested for recoverability. The sales and margin projections for Sipex products have declined due to the impact of the weakening economy, delays in sales ramp up of new high margin proprietary products, and delays in achieving manufacturing cost reductions initially projected. As a result, we reduced our projections of our future cash flows and determined that the carrying amount of the purchased Sipex intangible assets exceeded the implied fair value under the test for impairment as per FAS 144 and recorded an impairment charge of approximately $36.7 million which was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations (See Note 2 – Accounting Policies). Our estimate of the implied fair value of the intangible assets was based on the discounted value of estimated future cash flows over a six-year period with residual value and a discount rate of 12.5%.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

The aggregate amortization expenses for our purchased intangible assets for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006 were as follows (in thousands):

	Weighted Average Lives	March 30, 2008	March 31, 2007	March 31, 2006
	(in months)	(in thousands)
Existing technology	58	$4,640	$960	$920
Patents/Core technology	60	781	—	—
Customer backlog	6	340	—	—
Distributor relationships	72	537	—	—
Customer relationships	84	301	—	—
Tradenames/Trademarks	36	99	—	—

Total		$6,698	$960	$920

The estimated future amortization expenses for our purchased intangible assets were summarized below (in thousands):

Amortization Expense (by fiscal year)
2009	$6,113
2010	6,113
2011	5,762
2012	3,482
2013	3,129
2014 and thereafter	1,420

$26,019

NOTE 9.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”). Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock, unvested restricted stock units (“RSUs”) and restricted stock awards were exercised or converted into common stock by using the treasury stock method. A summary of our earnings (loss) per share for the three fiscal years of 2008, 2007 and 2006 was as follows (in thousands, except per share amounts):

	March 30, 2008	March 31, 2007	March 31, 2006
Net income (loss)	$(195,879)	$8,024	$7,786

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings (loss) per share	43,090	36,255	38,152
Dilutive effect of stock options and restricted stock units	—	225	358

Shares used in computation of diluted earnings (loss) per share	43,090	36,480	38,510

Earnings (loss) per share—basic and diluted	$(4.55)	$0.22	$0.20

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

For the fiscal year ended March 30, 2008, as we incurred a net loss, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Approximately 405,000 shares of options and RSUs for the period ended March 30, 2008 were excluded from our loss per share calculation under the treasury method. If we had income for the period, our diluted shares would have increased by the aforementioned amounts.

For the fiscal year ended March 30, 2008, approximately 5.2 million options to purchase shares of common stock, at exercise prices ranging from $8.78 to $86.10, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Approximately 280,000 warrants outstanding were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method for the fiscal year ended March 30, 2008. Unvested restricted stock units of 37,901 with a grant date fair value of $11.39 were outstanding at March 30, 2008 and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

For the fiscal year ended March 31, 2007, approximately 5.0 million options to purchase shares of common stock, at exercise prices ranging from $12.09 to $54.75, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method. Unvested restricted stock units of 1,603 with a grant date fair value of $13.40 were outstanding at March 31, 2007 and were not included in the computation of diluted net income per share because they were anti-dilutive under the treasury stock method.

For the fiscal year ended March 31, 2006, approximately 5.2 million options to purchase shares of common stock, at exercise prices ranging from $13.12 to $59.31, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method. There were no outstanding unvested RSUs at March 31, 2006.

Our application of the treasury stock method includes assumed cash proceeds from option exercised, the average unamortized stock-based compensation expense for the period, and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

NOTE 10.    COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. We may continue to utilize the stock purchase program, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

On August 28, 2007, we established a new share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock over the next twelve months. The 2007 SRP was in addition to a share repurchase plan announced in March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock.

During the fiscal year ended March 30, 2008, we repurchased a total of 9.3 million shares of our common stock at an aggregate cost of $93.0 million under the 2007 SRP and 2001 SRP.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

During the fiscal year ended March 31, 2007, we repurchased a total of 0.8 million shares of our common stock at an aggregate cost of $9.9 million under the 2001 SRP.

The shares repurchased under the 2001 SRP fully utilized the $40 million authorization in the fiscal year of 2007. As of March 30, 2008, the remaining authorized amount for stock repurchase under the 2007 SRP was $25.3 million with no termination date.

In July of fiscal year 2006, we commenced a Modified “Dutch Auction” Self Tender Offer (“tender offer”) to acquire up to 7,058,823 shares of our common stock at a purchase price of no greater than $17.00 or less than $15.00 per share. During the fiscal quarter ended September 30, 2005, we completed the tender offer and repurchased 7,500,000 shares of our common stock at a purchase price of $16.00 per share, resulting in aggregate payments of $120.0 million plus costs of approximately $0.8 million.

NOTE 11.    EMPLOYEE BENEFIT PLANS

Exar Savings Plans

The Exar Savings Plan, as amended and restated, covers our eligible U.S. employees. The Exar Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as matching contributions from the company based on the achievement of specified operating results. Our matching contributions to the plan were $0.3 million, $0.3 million and $0.6 million for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively.

Executive and Key Employee Incentive Compensation Programs

Our incentive compensation programs provide for incentive awards for substantially all employees based on the achievement of specified operating and performance results. For the fiscal year ended March 30, 2008, we paid approximately $699,000 in incentive compensation. Unpaid incentive compensation was approximately $600,000 at March 30, 2008. For the fiscal years ended March 31, 2007 and March 31, 2006, we did not incur expense related to the Executive and Key Employee Incentive Compensation Programs. Our incentive compensation programs may be amended or discontinued at the discretion of our board of directors.

NOTE 12.    STOCK-BASED COMPENSATION

On April 1, 2006, we adopted the fair value recognition provisions of FAS 123R by using the modified prospective transition method. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted on or after April 1, 2006, plus unvested awards granted prior to April 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting FAS 123R was not significant. Under FAS 123R, we use the straight-line attribution method for expensing stock-based compensation which is based on awards ultimately expected to vest and reduced for estimated forfeitures.

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory under FAS 123R.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

We are authorized to issue 4.5 million shares of common stock under our ESPP. At March 30, 2008, approximately 1,663,000 shares of common stock were reserved for future issuance under our ESPP. At March 31, 2007, approximately 1,697,000 shares of common stock were reserved for future issuance under our ESPP.

For the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, we issued 33,705, 36,832 and 140,620 shares at weighted average prices of $10.07, $12.53 and $11.09, respectively, to the participating employees.

Stock Option Plans

On September 7, 2006, our stockholders ratified the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. Individuals eligible to receive awards under the 2006 Plan include our officers, employees, directors, and certain consultants and advisors. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. At March 30, 2008, there were approximately 4.2 million shares available for future grant.

Upon the merger with Sipex, we assumed options to purchase approximately 2.2 million shares of Sipex common stock (after the application of the exchange ratio in the merger) that had been granted by Sipex under its five option plans: the 1997 Stock Option Plan, 1999 Stock Plan, 2000 Non-Qualified Stock Option Plan, Amended and Restated 2002 Non-Statutory Stock Option Plan and 2006 Equity Incentive Plan. We can grant options or issue shares pursuant to the assumed Sipex plans, but only to former Sipex employees or employees of the combined company hired after the merger. The 1997 Stock Option Plan expired in 2007. At March 30, 2008, there were approximately 0.7 million shares available for future grant under the Sipex plans.

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

As of March 30, 2008, there were approximately 5.1 million options outstanding under all stock option plans. As of March 31, 2007, there were approximately 5.3 million options outstanding under all stock option plans.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

The following table summarized information about our stock options outstanding at March 30, 2008 (in thousands, except number of years and per-share data):

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices		Number Outstanding As of 03/30/08	Weighted Average Remaining Contractual Terms in Years	Weighted Average Exercise Price	Number Exercisable As of 03/30/08	Weighted Average Exercise Price
$3.03	$8.42	1,052,002	4.70	$5.93	724,019	$5.49
8.63	12.69	1,079,038	4.35	11.72	733,168	11.88
12.73	13.66	1,020,484	4.30	13.28	520,125	13.36
13.66	15.83	1,018,851	4.32	14.86	759,532	15.19
15.88	86.10	915,922	1.32	21.50	908,913	21.53

$3.03	$86.10	5,086,297	3.86	$13.23	3,645,757	$13.92

Valuation Assumptions

The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgments which include the expected term of the share-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Valuation Method—we compute the fair value of stock options utilizing the Black-Scholes option pricing model.

Expected Term—we estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior.

Volatility—our expected volatility is based on historical data of the market closing price for our common stock as reported by The NASDAQ Global Market under the symbol “EXAR” and the expected term of our stock options.

Risk-Free Interest Rate—the risk-free interest rate assumption is based on the observed interest rate of the U.S. Treasury appropriate for the expected term of the option to be valued.

Dividend Yield—we do not currently pay dividends and have no plans to do so in the future. Therefore, we have assumed a dividend yield of zero.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

We have used the following weighted average assumptions to calculate the fair values of options granted during the years presented:

	Stock Option Plans			Employee Stock Participation Plan*
	March 30, 2008	March 31, 2007	March 31, 2006	March 30, 2008	March 31, 2007	March 31, 2006
Expected term of options (years)	4.5 - 5.0	5.1 - 5.3	4.3	N/A	N/A	0.25
Risk-free interest rate	2.6 - 4.8%	4.6 - 4.9%	4.9%	N/A	N/A	4.7%
Expected volatility	30 - 36%	38 - 51%	38%	N/A	N/A	22%
Expected dividend yield	—	—	—	N/A	N/A	—
Weighted average estimated fair value	$4.12	$5.66	$5.18	N/A	N/A	$2.57

*	We amended our ESPP on April 1, 2006 to permit employees to purchase common stock at a purchase price that is equal to 95% of the fair market value of the common stock on the last trading day of each three-month offering period. The amendment to the employees' discount and the elimination of the look-back period resulted in the ESPP being considered non-compensatory under SFAS 123R.

Stock Options Activities

A summary of stock option transactions for all stock option plans was as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at March 31, 2005	9,221,732	$18.13
Options granted	1,282,812	12.73
Options exercised	(1,220,904)	8.48
Options cancelled	(1,774,742)	24.63

Balance at March 31, 2006	7,508,898	$17.34	2.25	$5,471,874
Options granted	607,300	13.02
Options exercised	(1,217,985)	12.26
Options cancelled	(1,409,124)	23.33
Options forfeited	(194,972)	13.18

Balance at March 31, 2007	5,294,117	$16.57	3.09	$1,367,158
Options assumed from Sipex	2,215,421	6.84
Options granted	848,539	11.80
Options exercised	(484,490)	8.11
Options cancelled	(1,896,679)	19.82
Options forfeited	(890,611)	11.34

Balance at March 30, 2008	5,086,297	$13.23	3.85	$2,383,110

Vested and expected to vest, March 30, 2008	4,904,088	$13.29	3.75	$2,327,603

Vested and exercisable, March 30, 2008	3,645,757	$13.92	2.81	$1,957,341

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

The aggregate intrinsic values in the table above represented the total pre-tax intrinsic value which was based on the fair value of our common stock of $8.19, $13.24 and $14.28 as of March 30, 2008, March 31, 2007 and March 31, 2006, respectively. These were the values which would have been received by option holders if all option holders exercised their options as of that date.

The total number of in-the-money options vested and exercisable was 0.7 million, 0.8 million and 2.4 million for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006.

Total intrinsic value of options exercised was approximately $1.4 million, $1.7 million and $6.8 million for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively.

Total cash received related to option exercises was $3.9 million, $14.9 and $10.3 million for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively. Upon option exercise, we issue shares of common stock.

We recorded a tax benefit of $1.4 million, $0.5 million and $1.6 million related to the option exercises for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively.

Total unrecognized stock-based compensation cost was $5.0 million at March 30, 2008, which was expected to be recognized over a weighted average period of 2.64 years. Total unrecognized stock-based compensation cost was $5.5 million at March 31, 2007, which was expected to be recognized over a weighted average period of 2.71 years.

Restricted Stock Awards and Units

Restricted Stock Awards (“RSAs”)

During the fiscal year of 2006, we awarded 30,000 shares of restricted stock to our former president and chief executive officer on March 24, 2005 in connection with his employment agreement. The restricted stock vested annually over a period of three years and had a grant date fair value of $13.52. At March 31, 2007, 10,000 shares remained unvested with a remaining contractual life of one year. As a result of his termination in February 2007, the unvested 10,000 shares were canceled thereafter. At March 30, 2008, there were no unvested shares of RSAs.

For each of the fiscal years ended March 31, 2007 and March 31, 2006, stock-based compensation expense was $0.1 million associated with this award. No stock-based compensation expense was recorded for the fiscal year of 2008 as the award was canceled due to the termination of the officer.

Total unrecognized stock-based compensation cost in connection with this restricted stock was approximately $135,000 at March 31, 2007 and there was no unrecognized compensation cost at March 30, 2008 associated with this award.

During fiscal year 2007, we did not grant RSAs to any employees or directors.

During fiscal year 2008, we granted the chairman of our board of directors 10,000 shares of fully vested common stock and recorded approximately $134,000 as stock-based compensation expense in December 2007. During the same period, we granted our former chief executive officer 5,000 shares of fully vested common stock after his three months of service, as per his employment agreement, and recorded approximately $45,000 as stock-based compensation expense.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

Restricted Stock Units (“RSUs”)

In the second fiscal quarter of 2007, we began issuing restricted stock units to employees and non-employee directors. Restricted stock units currently granted by us generally vest on the first or third anniversary date from the grant date. Restricted stock units granted under the 2006 Plan are counted against authorized shares available for future issuance on the basis of two shares for every restricted stock unit issued. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.

At March 30, 2008, there were 304,933 RSUs outstanding. The unrecognized stock-based compensation cost was $2.5 million at March 30, 2008 and was expected to be recognized as compensation expense over a weighted average period of 1.41 years.

At March 31, 2007, there were approximately 204,918 RSUs outstanding. The unrecognized stock-based compensation cost was $2.7 million at March 31, 2007 and was expected to be recognized as compensation expense over a weighted average period of 2.05 years.

A summary of restricted stock unit transactions was as follows:

	Shares	Weighted Average Grant-Date Fair Market Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Non-vested at March 31, 2006	—	$—
Granted	214,437	13.18
Issued and released	(6,000)	13.74
Cancelled	(3,519)	12.69

Non-vested at March 31, 2007	204,918	$13.18	2.05	$2,713,114

Granted	253,650	11.92
Issued and released	(69,442)	11.08
Cancelled	(84,193)	13.25

Non-vested at March 30, 2008	304,933	$12.20	1.41	$2,497,401

Vested and expected to vest at March 30, 2008	273,966	$11.59	1.34	$2,243,785

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on March 30, 2008 and March 31, 2007, respectively, multiplied by the number of non-vested RSUs expected to vest as of March 30, 2008 and March 31, 2007, respectively.

For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, was recorded on a straight-line basis, over the vesting period.

During the fiscal year of 2008, we granted approximately 22,000 shares of performance-based RSUs to certain executives, issuable on March 31, 2008. Based on our assessment of meeting the performance targets established for each individual and the probability that these targets will be achieved, we recorded approximately

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

$135,000 of compensation expenses related to these grants for the year ended March 30, 2008. No such grants were made in the fiscal year of 2007.

Total unamortized stock-based compensation expense for our unvested RSUs was $2.4 million at March 30, 2008 and was expected to be recognized as compensation expense over a weighted average period of 1.98 years. Total unamortized stock-based compensation expense for our unvested RSUs was $2.2 million at March 31, 2007 and was expected to be recognized as compensation expense over a weighted average period of 2.0 years.

Stock-Based Compensation Expenses

The following table summarized stock-based compensation expense related to stock options, RSAs and RSUs under FAS 123R for the fiscal years ended March 30, 2008 and March 31, 2007, and stock-based compensation expense related to stock options under APB No. 25 for the fiscal year ended March 31, 2006 (in thousands):

	March 30, 2008	March 31, 2007	March 31, 2006*
Cost of sales	$406	$92	$—
Research and development	1,207	1,181	—
Selling, general and administrative	3,366	3,077	135

Stock-based compensation expense	$4,979	$4,350	$135

*	Prior to the adoption of FAS 123R on April 1, 2006, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

At March 30, 2008, there was approximately $33,000 of total unamortized compensation cost capitalized in inventory. At March 31, 2007, there was no unamortized compensation cost capitalized in inventory.

During the fiscal year of 2008, we modified approximately 298,000 stock options held by our former chief executive officer and one other officer upon their departures in December 2007 and February 2008, respectively. The modification provided an extended exercise period from three months as defined by the plan to six months. As a result of the modifications, we recorded additional stock-based compensation expenses of approximately $18,000 during the fiscal year ended March 30, 2008.

During the fiscal year of 2007, we recorded stock-based compensation expense of $0.4 million in connection with modifications of approximately 0.8 million stock options related to the separations of our former chief executive officer and chief financial officer.

No modifications were made during the fiscal year ended March 31, 2006.

During the fiscal year of 2006 in March, our board of directors approved the full acceleration of vesting of all employee stock options, including options held by our executive officers, with exercise prices in excess of $15.05. Such vesting acceleration did not apply to any options held by our non-employee directors. As a result of the decision to fully accelerate the vesting of stock options, as described above, options to purchase approximately 1.1 million shares of our common stock became fully vested and immediately exercisable effective as of March 22, 2006.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

Because the accelerated options’ exercise prices were in excess of the market value of our common stock at the time of the acceleration, we believed that the incentive value to our employees of the associated unvested options was minimal. The acceleration eliminated future compensation expense we would otherwise have had to recognize in our statements of operations with respect to these options under FAS 123R. As a result of this action, approximately $4.9 million of stock-based compensation expense, net of taxes, was excluded from stock-based compensation for periods subsequent to fiscal year 2006.

Income Tax

In November 2005, the FASB issued Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123R-3”). FAS 123R-3 provides guidance that establishes the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. We elected to adopt the alternative transition method (“short cut method”) in calculating our historical APIC pool of windfall tax benefits in regards to our stock-based compensation. The alternative transition method provides a simplified method to establish the beginning balance of the APIC Pool related to the tax benefits of stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of FAS 123R.

We record our stock-based compensation expense in multiple jurisdictions. In jurisdictions where an income tax deduction is allowed and an income tax benefit is realizable, we have recognized an income tax benefit. In jurisdictions where an income tax deduction is not allowed or where an income tax benefit is not realizable, an income tax benefit has not been recognized.

Pro Forma Information under FAS 123 for Periods Prior to April 1, 2006

Prior to FAS 123R adoption, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly, we recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred. The following table provided pro forma disclosures as if we had recorded compensation costs based on the estimated grant date fair value, as defined by the FAS 123, for awards granted under its stock-based compensation plans (in thousands, except per share data):

March 31, 2006
Net income—as reported	$7,786
Add: Stock-based employee compensation expense included in reported net income, net of tax	82
Deduct : Total stock-based employee compensation determined under the fair value basis, method for all awards, net of tax	(11,668)

Pro forma net loss	$(3,800)

Earnings per share, as reported
Basic	$0.20

Diluted	$0.20

Pro forma loss per share—basic and diluted	$(0.10)

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

NOTE 13.    WARRANTS

In connection with the Sipex merger, we assumed warrants to purchase a total of approximately 280,000 shares of our common stock. The warrants are exercisable at any time for shares of our common stock at an initial exercise price of $9.63 per share, subject to adjustment upon certain events. The warrants expire on May 18, 2011. As of March 30, 2008, there were approximately 280,000 warrants outstanding.

NOTE 14.    LEASE OBLIGATIONS

In connection with the Sipex merger, we assumed a lease financing obligation related to a facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”). The lease term expires in March 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview facility was estimated at $13.4 million at the time of the merger and was included in the “Property, plant and equipment, net” line item on the consolidated balance sheet. In connection with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on our consolidated balance sheet. The effective interest rate is 8.2%. Depreciation for the Hillview facility was recorded over the straight-line method for the remaining useful life and was $205,000 in fiscal year 2008. There was no depreciation expense in fiscal years 2007 and 2006.

In addition to the Hillview facility, we also have a four-year lease of $5.2 million of engineering design tools (“design tools”) starting December 2007, which are accounted for as a capital lease and recorded in the “Property, plant and equipment, net” line item on the consolidated balance sheet. The related design tools obligation were included in the “Long-term lease financing obligations” line on our consolidated balance sheet. The effective interest rate for the design tools is 7.25%. Amortization on the design tools was recorded over the straight-line method for the remaining useful life and was $322,000 in fiscal year 2008. There was no amortization expense in fiscal years 2007 and 2006.

Future minimum lease payments for our lease financing obligations as of March 30, 2008 were as follows (in thousands):

Fiscal Years	Hillview Facility	Design Tools	Subtotal	Operating Leases
2009	$1,374	$684	$2,058	$583
2010	1,415	1,450	2,865	314
2011	13,624	1,450	15,074	205
2012	—	1,087	1,087	158

Total minimum lease payments	16,413	4,671	21,084	1,260
Less: amount representing interest	(3,152)	(672)	(3,824)	—

Present value of minimum lease payments	13,261	3,999	17,260	1,260
Less: current portion of lease financing obligation	295	586	881	—

Long-term lease financing obligation	$12,966	$3,413	$16,379	$1,260

At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle by returning the Hillview facility.

For fiscal year 2008, interest expense totaled approximately $640,000 and $44,000, respectively, for the Hillview lease financing obligation and design tools, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

We have sublet the Hillview facility in April 2008. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.4 million for the duration of the sublease term (See Note 20- Subsequent Event).

NOTE 15.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system has been shut down during calendar year 2008, for a two-year plume stability evaluation.

In February 2006, we entered into a definitive Master Agreement with Silan, a China-based semiconductor foundry. This transaction was related to the closing of our wafer fabrication operations located in Milpitas, California. Under this agreement, Exar and Silan would work together to enable Silan to manufacture semiconductor wafers using our process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Once we confirm to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to its specifications, Silan would commence commercial manufacturing for us. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for two years beginning January 1, 2007. As of March 30, 2008, several complementary metal oxide semiconductor (“CMOS”) and all bipolar and BiCMOS (bipolar CMOS) product qualifications have been completed to our specifications. The open purchase orders were approximately $1.8 million at March 30, 2008.

Generally, we warrant all of our products against defects in materials and workmanship for a period ranging from ninety days to two years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liability related to our products was approximately $0.3 million at March 30, 2008.

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

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

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

Ericsson Wireless Communication, Inc. and Vicor Corporation

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) (“Ericsson”) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserted causes of action against us for negligence, strict product liability, and unfair competition. Ericsson sought monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson claimed that its damages exceeded $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. We disputed the allegations in Ericsson’s Third Amended Complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. to resolve the claims asserted by Ericsson. Based on further events in the case, our total liability to Ericsson under the Settlement Agreement was $500,000, which was paid by our insurance carriers. Following payment, Ericsson dismissed its claims against us with prejudice.

On April 5, 2005, Vicor Corporation (“Vicor”) filed a cross-complaint against us in San Diego County Superior Court. Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. Vicor alleged that it is entitled to indemnification from us for the damages that Vicor paid to Ericsson as a result of the causes of action asserted by Ericsson against Vicor. In the cross-complaint, Vicor asserted various contract, tort, and indemnity based causes of action against us. On May 9, 2005, we filed a demurrer to all but one of Vicor’s causes of action against us, which the San Diego Superior Court sustained without leave to amend on June 17, 2005, except for the claims for implied contractual indemnity and equitable indemnity. We answered those causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously.

On December 1, 2006, we entered into a Settlement Agreement with Ericsson, Inc. We filed a motion on December 20, 2006 for an order finding the Settlement Agreement that we entered with Ericsson was in good faith. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. The result of the finding of good faith was that Vicor’s indemnity claims were subject to dismissal. On February 13, 2007, Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding, which the Court of Appeal summarily denied on February 28, 2007. The San Diego Superior Court dismissed Vicor’s indemnity claims and entered judgment in our favor on July 10, 2007. After entering judgment, the San Diego Superior Court awarded us costs against Vicor in the amount of $84,405 and monetary sanctions against Vicor in the amount of $44,266.91. Vicor filed a notice of appeal on September 6, 2007, and Vicor filed its opening brief on March 27, 2008. Exar’s responding brief is not yet due, and oral argument has not yet been set.

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

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

addition, we sought a declaration that we were not responsible for any damages that Vicor must pay to Ericsson or any other customer of Vicor arising from claims that Vicor sold allegedly defective products.

On March 17, 2005, Vicor filed a cross-complaint against us and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor. In the cross-complaint, Vicor asserted allegations similar to those in its cross-complaint in the Ericsson San Diego County action discussed above, and also alleged that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson or other Vicor customers that may be make claims against Vicor. In the cross-complaint, Vicor asserted various contract, tort, and indemnity based causes of action against us. On May 23, 2005, we filed a demurrer to each cause of action in Vicor’s cross-complaint, and on July 15, 2005, the Santa Clara County Superior Court sustained our demurrer to each of the causes of action. The Court granted Vicor leave to amend the cross-complaint to assert a cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties’ respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that we were obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. Vicor’s amended cross-complaint does not seek damages. We answered Vicor’s amended cross-complaint on September 2, 2005. On April 10, 2006, Vicor moved to have the San Diego County action transferred to Santa Clara County and coordinated with the action in Santa Clara County, but the Santa Clara County Court deferred deciding Vicor’s motion until the Court in the San Diego County action could rule on a similar motion pending in that action brought by Ericsson, which was granted. This resulted in the Santa Clara Action being transferred to San Diego for coordination with the Ericsson San Diego County action. No trial date has been set. We do not believe that the litigation will have a material impact on our financial condition, results of operations, or liquidity.

DiPietro v. Sipex

In April 2003, Plaintiff Frank DiPietro (former chief financial officer of Sipex Corp.) brought an action for breach of contract against Sipex in the Middlesex Superior Court in the state of Massachusetts. Mr. DiPietro was seeking approximately $800,000 in severance benefits. Sipex counterclaimed for approximately $150,000, which it was owed under a promissory note signed by Mr. DiPietro. In August 2004, Sipex filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro). In June 2005, the Middlesex Superior Court granted both Sipex’s Motions for Summary Judgment. Soon thereafter, Mr. DiPietro filed a notice of appeal. Sipex then filed motions for costs and pre-judgment interest. Sipex was successful in its motion for prejudgment interest and it was successful in requiring Mr. DiPietro to pay over $900 in deposition costs.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

On October 31, 2007, Sipex’s Application for Further Appellate Review was denied. The case was remanded to Superior Court and will proceed. A pretrial conference is scheduled for June 16, 2008.

Cypress v. Sipex, Exar and Ralph Schmitt

On October 12, 2007, Cypress Semiconductor Corporation (“Cypress”) filed an action against Sipex Corporation (“Sipex”), Exar Corporation (“Exar”), Ralph Schmitt and Does 1 through 50 in the Superior Court of the State of California, County of Santa Clara, Cypress Semiconductor Corp. v. Sipex Corp., et al., Case No. 1-07-CV096311, alleging claims for: (1) misappropriation of trade secrets; (2) violation of the Computer Fraud and Abuse Act, 18 U.S.C. §1030; (3) unfair competition under Cal. Bus. & Prof. Code §§17200 et seq.; (4) tortious interference with contract; (5) interference with actual and prospective economic advantage; (6) breach of fiduciary duty and breach of the duty of loyalty; (7) inducement of breach of fiduciary duty; (8) breach of written contract; (9) breach of the covenant of good faith and fair dealing; (10) conversion; and (11) unjust enrichment. The second, sixth, eighth and ninth causes of action are alleged against Mr. Schmitt only. Mr. Schmitt was Chief Executive Officer and President and a member of the board of directors of Exar from August 25, 2007 to December 6, 2007. Prior to Exar’s merger with Sipex, he was Chief Executive Officer and a member of the board of directors of Sipex. Exar filed an answer to the complaint on November 13, 2007. The case was removed to federal court on November 14, 2007, Cypress Semiconductor Corp. v. Sipex Corp., et al., United States District Court, Northern District of California, Case No. C 07-05778 JF. The parties exchanged Initial Disclosures pursuant to Federal Rules of Civil Procedure, Rule 26(a)(1) on March 7, 2008. A Case Management Conference was held on March 14, 2008 before the Honorable Jeremy Fogel. At the Case Management Conference, Judge Fogel ordered that discovery be stayed for 60 days to allow the parties the opportunity to discuss settlement. A Settlement Conference took place before Magistrate Judge Seeborg on May 13, 2008 which resulted in a settlement of the case. The terms of the settlement are confidential and the settlement amount was not material to our financial condition, results of operations or liquidity. On May 28, 2008, Judge Fogel issued a conditional Order of Dismissal of the case with prejudice.

NOTE 17.    INCOME TAXES

The components of the provision for income taxes were as follows (in thousands):

	March 30, 2008	March 31, 2007	March 31, 2006
Current:
Federal	$(458)	$2,963	$1,993
State	488	432	148
Foreign	191	32	79

Total current	221	3,427	2,220

Deferred:
Federal	6,195	(72)	727
State	1,700	(39)	(158)

Total deferred	7,895	(111)	569

Total provision for income taxes	$8,116	$3,316	$2,789

Consolidated pre-tax income included foreign income of $218,000, $184,000 and $229,000 for the fiscal years ended March 30, 2008, March 31, 2007 and March 31, 2006, respectively. Undistributed earnings of

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

approximately $4.2 million of our foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Significant components of our net deferred tax assets were as follows (in thousands):

	March 30, 2008	March 31, 2007	March 31, 2006
Deferred tax assets:
Reserves and accruals not currently deductible	$10,261	$3,765	$2,579
Net operating loss and tax credit carryforwards	84,340	141	2,132
Tax credits	14,753	12,244	11,123
Losses on investments	15,319	16,552	17,024
Capitalized R&D expenses	2,480	2,790	3,454
Deferred margin	4,743	—	—

Total deferred tax assets	131,896	35,492	36,312
Deferred tax liabilities:
Depreciation	(1,555)	(956)	(1,189)
Non-goodwill intangibles	(7,142)	—	—

Total deferred tax liabilities	(8,697)	(956)	(1,189)
Valuation allowance	(123,199)	(23,125)	(23,183)

Net deferred tax assets	$—	$11,411	$11,940

A significant portion of our NOL and tax credit carryforwards were acquired in the Sipex merger and are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company’s NOL and tax credit carryforwards may also be further restricted by earlier ownership changes, as defined, of Exar or Sipex.

Reconciliations of the income tax provision at the statutory rate to our provision for income tax were as follows (in thousands):

	March 30	March 31,	March 31,
	2008	2007	2006
Income tax provision (benefit) at U.S. statutory rate	$(65,717)	$3,969	$3,701
State income taxes, net of federal income tax benefit	(6,566)	638	568
Deferred tax assets, not benefited	29,203	379	117
Tax-exempt interest income	(150)	(473)	(4)
Tax credits, net	(368)	(1,465)	(1,178)
Stock-based compensation	374	253	—
Settlement of tax audit	(1,934)	—	—
In-process research and development	3,401	—	—
Goodwill and intangible assets impairment	49,656	—	—
Other, net	217	15	(415)

Total provision	$8,116	$3,316	$2,789

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

As of March 30, 2008, our federal and state net operating loss carryforwards for income tax purposes were approximately $226.1 million and $88.0 million, respectively. If not utilized, $6.0 million of the federal net operating loss carryforwards will expire in 2009, and $3.0 million of the state net operating losses will begin to expire in 2011. Additionally, we have capital loss carryforwards of approximately $39.6 million, which will expire in 2010 if not utilized.

As of March 30, 2008, our federal and state tax credit carryforwards were $7.5 million and $9.3 million, respectively. The federal and state credits will begin to expire in 2012 and 2009, respectively. Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $7.6 million of these deferred tax assets pertain to certain net operating loss and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards is accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. In addition, we have approximately $70.8 million of acquired entity deferred tax assets that will be adjusted first to the extent of goodwill, then to the extent of identifiable intangible assets and lastly as a reduction in the income tax provision.

Uncertain Income Tax Benefits

Effective April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The total amount of gross unrecognized tax benefits as of the April 1, 2007 adoption date of FIN 48 was $7.7 million. The unrecognized tax benefits increased by $1.7 million during the fiscal year ended March 30, 2008 to $9.4 million. If recognized, all of these unrecognized tax benefits would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

A reconciliation of the beginning and ending amount of the unrecognized tax benefits during the tax year ended March 30, 2008 was as follows (in thousands):

Amount
Balance at April 1, 2007	$7,584
Additions – current year	649
Additions – prior year	3,079
Settlements	(1,852)
Lapses in statute of limitation	(50)

Balance at March 30, 2008	$9,410

The reconciliation of the unrecognized gross tax benefit of $9.4 million is as follows: $0.8 million in income taxes payable, non-current, and $8.6 million as a reduction to deferred tax assets. The total amount of unrecognized tax benefit (net of federal benefit), if recognized would affect the effective rate is $7.8 million.

Estimated interest and penalties related to the underpayment of income taxes were classified as a component of the provision for income taxes in the consolidated statement of operations. Accrued interest and penalties were $0.1 million and $0.2 million as of April 1, 2007 and March 30, 2008, respectively.

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 1997 through 2007 remain open and subject to examinations by the appropriate governmental agencies in the United States with fiscal years 2000 through 2007 open to audits in certain of our state jurisdictions.

NOTE 18.    SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment. We design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including power management, networking, serial communications and storage. The nature of our products and production processes as well as the type of customers and distribution methods are consistent among all of our products.

Our net sales by product lines were as follows (in thousands):

	March 30, 2008	March 31, 2007	March 31, 2006
Communications	$27,946	$28,462	$27,902
Interface	49,904	40,040	39,122
Power management	11,893	—	—

Total net sales	$89,743	$68,502	$67,024

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, South Korea, Taiwan, Malaysia and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to third-party, external customers.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

The following table set forth revenue by geographic areas (in thousands):

	March 30, 2008	March 31, 2007	March 31, 2006
United States	$27,471	$30,061	$32,615
China	17,724	9,511	9,335
Singapore	7,727	3,219	4,246
Japan	6,865	4,859	3,898
Italy	7,768	8,265	7,867
Europe (excludes Italy)	14,395	9,752	6,538
Rest of world	7,793	2,835	2,525

Total net sales	$89,743	$68,502	$67,024

Substantially all of our long-lived assets at March 30, 2008 and March 31, 2007 were located in the United States.

NOTE 19.    ALLOWANCES FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We had the following activities for the allowance for sales returns and allowances and bad debt reserves (in thousands):

Classification	Balance at Beginning of Year	Additions	Write-offs and Recoveries(1)	Balance at End of Year
Allowance for sales return:

Year ended March 30, 2008	$1,078	$3,190	$2,276	$1,992
Year ended March 31, 2007	$965	$4,013	$3,900	$1,078
Year ended March 31, 2006	$787	$3,193	$3,015	$965

Allowance for doubtful accounts:
Year ended March 30, 2008	$60	$83	$—	$143
Year ended March 31, 2007	$109	$(49)	$—	$60
Year ended March 31, 2006	$71	$38	$—	$109

(1)	Write-offs and recoveries reflect credits issued to distributors for stock rotations and volume discounts and write-offs of uncollectible accounts receivable.

NOTE 20.    SUBSEQUENT EVENT

Our Hillview facility located in Milpitas, California, which we originally leased from Mission West Properties, L.P. (See Note 14), was subleased to a subtenant in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.4 million. The sublease also requires the subtenant to pay certain operating costs associated with subleasing the facility.

NOTE 21.    SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for the years ended March 30, 2008 and March 31, 2007. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 30, 2008, MARCH 31, 2007 AND MARCH 31, 2006

adjustments necessary to state fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter (in thousands, except per share data).

	Fiscal Year 2008				Fiscal Year 2007
	March 30, 2008 (1)	December 30, 2007 (2)	September 30, 2007 (3)	June 30, 2007	March 31, 2007 (4)	December 31, 2006 (5)	September 30, 2006	June 30, 2006 (6)
Consolidated Statements of Operations Data:
Net sales	$28,262	$25,207	$19,173	$17,101	$15,660	$16,108	$18,503	$18,231
Gross profit	10,705	7,567	10,484	11,357	10,330	10,712	12,733	12,759
Income (loss) from operations	(174,538)	(13,394)	(14,271)	(232)	(2,829)	(857)	46	(589)
Net income (loss)	(172,398)	(11,682)	(16,410)	4,611	1,255	2,986	1,779	2,004
Net income (loss) per share:
Basic	$(3.77)	$(0.24)	$(0.39)	$0.13	$0.03	$0.08	$0.05	$0.06
Diluted	$(3.77)	$(0.24)	$(0.39)	$0.13	$0.03	$0.08	$0.05	$0.06
Shares used in the computation of net income (loss) per share:
Basic	45,712	49,301	41,796	35,998	36,254	36,642	36,315	35,807
Diluted	45,712	49,301	41,796	36,134	36,369	36,790	36,506	36,257

(1)	Included $165.2 million impairment charges in goodwill and other intangible assets (See Note 8); $1.5 million amortization expenses related to purchased assets in connection with the Sipex merger; $0.4 million related to the fair value adjustment to the acquired inventories in connection with the Sipex merger; $0.8 million in merger related costs; and $0.1 million impairment charge against our long-term non-marketable securities (see Note 7).
(2)	Included $2.8 million amortization expenses related to purchased assets in connection with the Sipex merger; $1.5 million related to the fair value adjustment to the acquired inventories in connection with the Sipex merger; $0.5 million in merger related costs; and $0.5 million in separation cost to our former chief executive officer.
(3)	Included $1.1 million amortization expenses related to purchased assets in connection with the Sipex merger; $0.3 million related to the fair value adjustment to the acquired inventories in connection with the Sipex merger; $1.0 million in merger related costs; $8.8 million in acquired in-process research and development charge in connection with the Sipex merger (see Note 3); and $0.4 million impairment charge against our long-term non-marketable securities (see Note 7).
(4)	Included $1.0 million in separation cost to our former chief executive officer.
(5)	Included $1.0 million impairment charges against our long-term non-marketable securities (see Note 7).
(6)	Included $0.7 million in separation cost to our former chief financial officer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Attached as Exhibits 31.1 and 31.2 of this Report are the certifications of the CEO and the CFO, respectively, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communications of information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of the end of fiscal year 2008.

Inherent Limitations on the Effectiveness of Disclosure Controls

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of March 30, 2008 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, management concluded that, as of March 30, 2008, our internal control over financial reporting was effective. The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 58 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

In August 2007, we acquired Sipex Corporation. Sipex operated under its own set of systems and internal controls. We have completed incorporating Sipex’s processes into our own systems and control environment at March 30, 2008.

In addition, in conjunction with the Sipex merger, we reassessed our ability to estimate returns and allowances and consequently, changed the revenue recognition used for sales to our two primary distributors, Future Electronics Inc. and Nu Horizons Electronics Corp., from sell-in basis to sell-through basis. We modified and refined our internal control procedures related to our revenue recognition. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change.

There was no other change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

A listing of Executive Officers of Exar and certain other information required by Item 10 with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Report and is incorporated herein by reference.

Directors

The information required by this item with respect to our directors is incorporated by reference from the information set forth under the caption “Election of Directors” in our Definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders (“2008 Definitive Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after March 30, 2008.

Audit Committee

The information required by this item with respect to our audit committee is set forth under the caption “Audit Committee” in our 2008 Definitive Proxy Statement and is incorporated herein by reference.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 30, 2008, all of our Executive Officers, Directors and greater than ten percent (10%) Stockholders complied with applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers, a Code of Business Conduct and Ethics and a Financial Integrity Compliance Policy. These documents can be found on our website: www.exar.com. We will post any amendments to the codes and policy, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NASDAQ on our website, or by filing a Form 8-K. Hard copy can be obtained free of charge by submit a written request to:

Exar Corporation

48720 Kato Road

Fremont, California 94538

Attn: Investor Relations, M/S 210

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our 2008 Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Index to consolidated financial statements. The following consolidated financial statements of Exar Corporation and its subsidiaries are filed as part of this Form 10-K:

(2) Schedules.

See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 19—Allowance for Sales Return and Doubtful Accounts.”

(3) Exhibits.

See the Exhibit Index, which follows the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ PEDRO (PETE) P. RODRIGUEZ
Pedro (Pete) P. Rodriguez
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 13, 2008

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pedro (Pete) P. Rodriguez and J. Scott Kamsler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PEDRO (PETE) P. RODRIGUEZ (Pedro (Pete) P. Rodriguez)	Chief Executive Officer, President and Director (Principal Executive Officer)	June 13, 2008

/s/ J. SCOTT KAMSLER (J. Scott Kamsler)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2008

/s/ PIERRE G. GUILBAULT (Pierre G. Guilbault)	Director	June 13, 2008

/s/ BRIAN HILTON (Brian Hilton)	Director	June 13, 2008

/s/ RICHARD L. LEZA (Richard L. Leza)	Chairman of the Board	June 13, 2008

/s/ JOHN MCFARLANE (John McFarlane)	Director	June 13, 2008

/s/ GARY MEYERS (Gary Meyers)	Director	June 13, 2008

/s/ J. OSCAR RODRIGUEZ (J. Oscar Rodriguez)	Director	June 13, 2008

EXHIBIT INDEX

Exhibit Footnote		Exhibit Number		Description
(b	)	2.1	++	Purchase Agreement between Exar Corporation and Infineon Technologies North America Corp., dated April 6, 2005.
(c	)	2.2		Agreement and Plan of Merger by and among Exar Corporation, Sipex Corporation and Side Acquisition Corp., dated as of May 7, 2007.
(d	)	3.1		Amended and Restated Certificate of Incorporation of Exar Corporation, as amended.
(e	)	3.2		Amended and Restated Bylaws of the Company.
(f	)	4.1		Warrant Agent Agreement between Sipex Corporation and Wells Fargo Bank, National Association, dated May 16, 2006.
(f	)	4.2		Amendment, dated August 28, 2007, to Warrant Agent Agreement between Sipex Corporation, Exar Corporation and Wells Fargo Bank, National Association, dated May 16, 2006.
(f	)	4.3		Registration Rights Agreement, among Sipex Corporation and the buyers listed on the Schedule of Buyers therein, dated May 16, 2006.
(g	)	10.1	*	1989 Employee Stock Participation Plan, as amended, and related Offering documents.
(g	)	10.2	*	1996 Non-Employee Directors’ Stock Option Plan, as amended, and related forms of stock option grant and exercise.
(b	)	10.3	*	1997 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise.
(h	)	10.4	*	Executive Officers’ Change of Control Severance Benefit Plan.
(b	)	10.5	*	2000 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise.
(i	)	10.6	*	Form of Letter Agreement Regarding Change of Control for each of the following: Thomas R. Melendrez and Stephen W. Michael.
(j	)	10.7	*

Form of Indemnity Agreement between the Company and each of the following: Guy W. Adams, J. Scott Kamsler, John S. McFarlane, John W. Herzing, Kevin S. Bauer, Levent Ozcolak, Mir Bahram Ghaderi, Pete Rodriguez, Richard L. Leza, Stephen W. Michael and Thomas R. Melendrez.

(k	)	10.8	*+	Fiscal 2006 Executive Incentive Compensation Program.
(d	)	10.9	*	Fiscal 2006 Key Employee Incentive Compensation Program.
(l	)	10.10	*	2006 Equity Incentive Plan.
(m	)	10.11	*	2006 Equity Incentive Plan related forms of stock option grant and exercise.
(d	)	10.12	*	Separation and General Release Agreement between Exar Corporation and Roubik Gregorian, dated February 22, 2007.
(o	)	10.13	*	Separation and General Release Agreement between Exar Corporation and Ronald W. Guire, dated June 29, 2006.
(d	)	10.14	*	Consulting Agreement between Exar Corporation and Richard L. Leza, dated February 22, 2007.
(d	)	10.15	*	Amendment to Consulting Agreement between Exar Corporation and Richard L. Leza, dated May 22, 2007.
(d	)	10.16	*	Employment Agreement between Exar Corporation and J. Scott Kamsler, dated January 18, 2007.

Exhibit Footnote		Exhibit Number		Description
(n	)	10.17		Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.
(n	)	10.18		Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.
(n	)	10.19

Amendment No. 8, entered October 21, 2007, to the Worldwide Authorized Distributor Market Price Agreement, dated July 22, 1993, by and between Sipex and Future Electronics Inc. (the “Sipex Agreement”), which terminates the Sipex Agreement.

(p	)	10.20	*	Sipex Corporation 2006 Equity Incentive Plan.
(p	)	10.21	*	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan.
(p	)	10.22	*	Sipex Corporation 2000 Non-Qualified Stock Option Plan.
(p	)	10.23	*	Sipex Corporation 1999 Stock Plan.
(p	)	10.24	*	Sipex Corporation 1997 Stock Option Plan.
(q	)	10.25	*	Amendment, dated August 24, 2007, to Employment Agreement, dated May 7, 2007, between the Company and Ralph Schmitt.
(q	)	10.26	*	Agreement, dated August 24, 2007, by and among the Company, Guy W. Adams, GWA Capital Partners LLC, GWA Master Fund LP and GWA Investments LLC.
(r	)	10.27	*	Separation Agreement between the Company and John Herzing, dated July 30, 2007.
(s	)	10.28	*	Separation Agreement between the Company and Bahram Ghaderi, dated July 12, 2007.
(t	)	10.29	*	2006 Equity Incentive Plan Form of Performance Stock Unit Award Agreement.
		10.30	+

Master Agreement between Sipex, Hangzhou Silan Microelectronics Co., Ltd. and Hangzhou Silan Integrated Circuit Co., Ltd., dated February 27, 2006 (as previously filed as Exhibit 10.1 to Sipex’s Amendment to a Previously Filed Form 8-K on Form 8-K/A, filed on July 26, 2006, and incorporated herein by reference).

		10.31

Worldwide Authorized Distributor Market Price Agreement, dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.27 to Sipex’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

		10.32

Amendment, dated October 1, 2002 to Worldwide Authorized Distributor Market Price Agreement, dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.1 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

		10.33

Addendum “A”, dated February 7, 2003, to Worldwide Authorized Distributor Market Price Agreement, dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.28 to Sipex’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

		10.34	+

Addendum “B”, dated August 26, 2003, to Worldwide Authorized Distributor Market Price Agreement, dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.2 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

		10.35

Amendment #3, dated September 15, 2003, to Worldwide Authorized Distributor Market Price Agreement, dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.3 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

Exhibit Footnote		Exhibit Number		Description
		10.36

Amendment #4, dated April 25, 2006, to Worldwide Authorized Distributor Market Price Agreement, dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.4 to Sipex’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

		10.37

Amendment #7, dated November 1, 2006, to Worldwide Authorized Distributor Market Price Agreement, dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on November 7, 2006, and incorporated herein by reference).

		10.38	*

Letter agreement as of August 24, 2005 with Mr. Edward Lam joining Sipex as the new Senior Vice President of Marketing and Business Development (as previously filed as Exhibit 10.1 to Sipex’s Form 8-K filed on September 23, 2005, and incorporated herein by reference.

		10.39	*

Letter agreement as of October 7, 2005 with Mr. Joel Camarda joining Sipex as Senior Vice President of Operations (as previously filed as Exhibit 10.1 to Sipex’s Form 8-K filed on October 12, 2005, and incorporated herein by reference).

		10.40

Agreement for Purchase and Sale of Real Property, dated March 9, 2006, by and between Sipex and Mission West Properties, L.P. (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).

(t	)	10.41		First Amendment, dated August 23, 2007, to Agreement for Purchase and Sale of Real Property, dated March 9, 2006, by and between Exar and Mission West Properties, L.P.
		10.42

Standard Form Lease, dated March 9, 2006, by and between Sipex and Mission West Properties, L.P. (as previously filed as Exhibit 10.2 to Sipex’s Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).

		10.43

Securities Purchase Agreement, dated May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on May 22, 2006, and incorporated herein by reference).

		10.44

Amendment No. 1, dated May 24, 2006 to Securities Purchase Agreement, dated May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on May 30, 2006, and incorporated herein by reference).

		10.45

Securities Purchase Agreement, dated March 29, 2007, by and between Sipex and Rodfre Holdings LLC (as previously filed as Exhibit 10.36 to Sipex’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).

(e	)	10.46	*	Fiscal 2008 Executive Incentive Compensation Program, as amended.
(c	)	10.47		Form of Sipex Voting Agreement.
(c	)	10.48		Form of Exar Voting Agreement.
(c	)	10.49		Lock-up and Standstill Agreement between Exar Corporation and Rodfre Holdings LLC, dated May 7, 2007.
(c	)	10.50	*	Employment Agreement by and between Exar Corporation and Ralph Schmitt, dated May 7, 2007.
(u	)	10.51		Form of Affiliate Agreement.
(v	)	10.52	*	Fiscal 2009 Senior Executive Incentive Compensation Program.
(w	)	10.53	*	Agreement between Exar Corporation and John S. McFarlane, dated December 19, 2007.

Exhibit Footnote		Exhibit Number		Description
(x	)	10.54	*	Separation and General Release Agreement between Exar Corporation and Ralph Schmitt, dated December 29, 2007.
		10.55

Amendment #6, dated September 27, 2006, to Worldwide Authorized Distributor Market Price Agreement, dated July 22, 1993, by and between Sipex and Future Electronics Inc. (as previously filed as Exhibit 10.1 to Sipex’s Current Report on Form 8-K filed on October 3, 2006, and incorporated herein by reference).

(y	)	10.56

Sublease Agreement, dated January 16, 2008, by and between Exar Corporation and Kovio, Inc., under that certain Standard Form Lease entered into with Mission West Properties, L.P., dated March 9, 2006.

(z	)	10.57		Agreement for Public Sale of Assets of FyreStorm, Inc. by Horizon Technology Funding Company LLC and Sand Hill Venture Debt III, LLC to Exar Corporation, dated January 31, 2008.
(a	)	21.1		Subsidiaries of the Company.
(a	)	23.1		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
(a	)	24.1		Power of Attorney. Reference is made to the signature page 106.
(a	)	31.1		Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(a	)	31.2		Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(a	)	32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(a	)	32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.

(b)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.

(c)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on May 8, 2007 and incorporated herein by reference.

(d)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and incorporated herein by reference.

(e)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 10, 2007, and incorporated herein by reference.

(f)	Filed as an exhibit to Exar’s Registration Statement on Form S-3 (333-147154) filed on November 5, 2007, and incorporated herein by reference.

(g)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference. Related Forms of Stock Option Grant and Exercise filed as part of an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.

(h)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, and incorporated herein by reference.

(i)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

(j)	Filed as an exhibit to Exar’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, and incorporated herein by reference.

(k)	Filed as an exhibit to Exar’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005, and incorporated herein by reference.

(l)	Filed as an addendum to Exar’s definitive proxy statement filed on August 9, 2006, and incorporated herein by reference.

(m)	Filed as an exhibit to Exar’s Current Report on Form 8-K, filed on September 13, 2006, and incorporated herein by reference.

(n)	Filed as an exhibit to Exar’s Quarterly Report on Form 10-Q for the three months ended December 30, 2007, and incorporated herein by reference.

(o)	Filed as an exhibit to Exar’s Current Report on Form 8-K, filed on July 6, 2006, and incorporated herein by reference.

(p)	Filed as an exhibit to Exar’s Registration Statement on Form S-8 (333-145741) filed on August 28, 2007, and incorporated herein by reference.

(q)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on August 30, 2007, and incorporated herein by reference.

(r)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on August 1, 2007, and incorporated herein by reference.

(s)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on July 17, 2007, and incorporated herein by reference.

(t)	Filed as an exhibit to Exar’s Quarterly Report on Form 10-Q for the three months ended September 30, 2007, and incorporated herein by reference.

(u)	Filed as an exhibit to Exar’s Registration Statement on Form S-4 (333-143243) filed on May 24, 2007, and incorporated herein by reference.

(v)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.

(w)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 20, 2007, and incorporated herein by reference.

(x)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on January 10, 2008, and incorporated herein by reference.

(y)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on January 23, 2008, and incorporated herein by reference.

(z)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on February 12, 2008, and incorporated herein by reference.

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

+	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

++	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission. Schedules, exhibits and similar attachments have also been excluded, copies of which will be furnished supplemental to the Securities and Exchange Commission upon request.