Form 10-K/A
period 2008-03-30
EXAR CORP
filed 2008-07-28
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-14225

EXAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares outstanding of the Registrant’s Common Stock was 42,678,155 as of June 27, 2008, net of 19,835,425 treasury shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008, originally filed on June 13, 2008 (the “Original Filing”). The Registrant is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), the Registrant is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Certain information regarding our current Directors is set forth below. The term of office for each of our Directors expires at the 2008 Annual Meeting of Stockholders. There is no family relationship between any of our Directors or executive officers and there are no arrangements or understandings between any of our Directors and any other person pursuant to which such Director was or is to be selected as a Director (other than such arrangements or understandings with such Directors acting solely in their capacities as such).

Name	Age	Position
Pierre Guilbault	54	Director
Brian Hilton(1),(2)	65	Director
Richard L. Leza(2),(3)	61	Director, Chairman
John S. McFarlane(1)	59	Director
Gary Meyers(1),(3)	43	Director
Juan (Oscar) Rodriguez(2),(3)	48	Director
Pedro (Pete) P. Rodriguez	46	Chief Executive Officer, President and Director

(1)	Member of the Audit Committee.
(2)	Member of the Corporate Governance and Nominating Committee.
(3)	Member of the Compensation Committee.

PIERRE GUILBAULT

Pierre Guilbault, age 54, joined the Company as a Director upon the acquisition of Sipex Corporation by the Company on August 25, 2007. Mr. Guilbault served as a member of Sipex’s Board of Directors from September 2006 to August 2007. He has been with Future Electronics Inc., the Company’s largest distributor and an affiliate of the Company’s largest stockholder, since October 2002 as Executive Vice President and Chief Financial Officer. Prior to joining Future, Mr. Guilbault was Executive Vice President and Chief Financial Officer of My Virtual Model, Motion International Inc. and Steinberg, Inc. Mr. Guilbault became a Chartered Accountant in 1981 and earned a bachelor’s degree in Business Administration from UQUAM.

BRIAN HILTON

Brian Hilton, age 65, joined the Company as a Director upon the acquisition of Sipex Corporation by the Company on August 25, 2007. Mr. Hilton served as a member of Sipex’s Board of Directors from July 2004, and as the Chairman of the Board of Directors of Sipex from October 2006 to August 2007. He has over 35 years of experience in the semiconductor industry. From 1997 to 2002, Mr. Hilton was President of Avnet Electronics Marketing, a global electronics distributor. In this role, Mr. Hilton was responsible for building Avnet’s Asian business and expanding its presence in Europe, the Middle East and Africa. Prior to Avnet, Mr. Hilton spent 30 years at Motorola, Inc., reaching the position of Corporate Vice President and Director of worldwide sales and marketing for Motorola Semiconductor Products Sector (SPS). From 1979 to 1981, Mr. Hilton served as VP Finance & Administration for Motorola SPS. From 1976 to 1978, Mr. Hilton served as the VP and Corporate Controller for Motorola Canada Limited. From 1969 to 1971, Mr. Hilton served as Division Controller for the Motorola Automotive Products Division. From 1964 to 1967, Mr. Hilton participated in the General Motors financial management program. Mr. Hilton graduated with a BA at the University of Manitoba.

RICHARD L. LEZA

Richard L. Leza, age 61, joined the Company as a Director in October 2005 and was elected Chairman in September 2006. He was appointed as the acting Chief Executive Officer and President (Interim) of the Company

in February 2007, and he served in that position until August 2007. Mr. Leza was the founder, Chairman and Chief Executive Officer of AI Research Corporation, an early stage venture capital firm specializing in the areas of business-to-business software, information technology, medical devices and medical analytical software applications. Mr. Leza served in such position, which was his principal occupation and employment, from 1988 to 2007. He was also the co-founder, past Chairman and past President of Hispanic-Net, a non-profit organization. From 1998 to 2001, Mr. Leza was the co-founder, Chairman and Chief Executive Officer of CastaLink, Inc., a provider of a web-based supply chain collaboration solution. From 1997 to 1999, Mr. Leza served as co-founder, Chairman and Chief Executive Officer of NucleoTech Corporation, an application software company focused on digital image-driven analytical DNA software solutions. From 1982 to 1988, he was co-founder, Chairman and Chief Executive Officer of RMC Group, Inc., which provided management and research services for public and private technology companies. Mr. Leza was a Board member of the Stanford Graduate School of Business Advisory Council from 2001 to 2008 and is Emeriti Director of New Mexico State University Foundation Board. He is a three time member of Hispanic Business Magazines’ top 100 influential Hispanics in the United States. He is the author of various publications, writing on topics such as exporting, venture capital and developing business plans. Mr. Leza earned an MBA from Stanford University Graduate School of Business and a B.S. in Civil Engineering from New Mexico State University.

JOHN S. MCFARLANE

John S. McFarlane, age 59, joined the Company as a Director in January 2004. He was appointed as the acting Chief Executive Officer and President (Interim) of the Company in December 2007, and he served in that position until April 2008. He is currently self-employed as a private investor and has served as a Director of Pitney Bowes Inc., a supplier of global mailing solutions and document management systems, since October 2000. From February 2004 to February 2005, Mr. McFarlane was the Chairman and Chief Executive Officer of Ascendent Systems, a private communications software company. From 2003 to 2005, Mr. McFarlane served as a member of the Board of Directors for Creo Inc., a supplier of digital pre-press equipment and workflow software for the graphic design and printing industry that was acquired by Eastman Kodak Company in June of 2005. From March 2001 to April 2002, Mr. McFarlane was President and Chief Executive Officer of Nexsi Systems, a provider of high-performance Internet security and traffic management systems. From May 1997 to March 2001, Mr. McFarlane held senior executive positions, including President of the Service Provider business and President of the Software Division, at Sun Microsystems, Inc., a network computing company. Prior to Sun Microsystems, he spent over 17 years at Northern Telecom and Bell Northern Research. Mr. McFarlane holds a BSc and an MBA from the University of Toronto.

GARY MEYERS

Gary Meyers, age 43, joined the Company as a Director in May 2008. Mr. Meyers is a Vice President and General Manager of Synopsys, Inc., a leading supplier of electronic design automation (“EDA”) software. Prior to its acquisition by Synopsys in May 2008, Mr. Meyers served as President and Chief Executive Officer of Synplicity, Inc., a public supplier of EDA tools serving the programmable logic market since October 2004, and as a member of the Board of Directors of Synplicity since January 2005. From August 2004 to October 2004, he served as Synplicity’s President and Chief Operating Officer, and from November 1999 to August 2004, Mr. Meyers served as Synplicity’s Vice President of Worldwide Sales. Mr. Meyers served on the Board of Directors of SpiraTech Limited prior to its acquisition by Mentor Graphics Corporation. He also held a number of different executive management positions at LSI Corporation. Mr. Meyers has an MBA from UCLA and he received his BSEE from the University of Maryland.

JUAN (OSCAR) RODRIGUEZ

Juan (Oscar) Rodriguez, age 48, joined the Company as a Director in September 2005. Beginning in April 2007, Mr. Rodriguez became a Director as well as the Chief Executive Officer and President of Movius Interactive Corporation (formerly IPUNITY Glenayre), a private technology firm. Beginning in April 2006,

Mr. Rodriguez served as Vice President for the carrier ethernet solutions business at Lucent Technologies Inc., which designs and delivers the systems, services and software that drive communications networks. After Lucent Technologies was acquired by Alcatel, Mr. Rodriguez served as its Chief Marketing Officer in the Enterprise Business Group until April 2007. From August 2003 until April 2006, Mr. Rodriguez served as Chief Executive Officer, President and a Director of Riverstone Networks, Inc., a provider of carrier ethernet infrastructure solutions for business and residential communications services. Mr. Rodriguez also held various positions at Nortel Networks Corporation, a telecommunications systems company, including as Divisional President, Enterprise Solutions business, from October 2002 to August 2003; Divisional President, Intelligent Internet business from August 2001 to October 2002; and Vice President, Portfolio & Operations from October 2000 to July 2001. Prior to that, Mr. Rodriguez served as President and Chief Operating Officer of Arris Interactive, a provider of cable MSO (Multiple Service Operator) voice and data products. He has also served in several management positions in privately-held and venture-backed companies in the communications and networking industry. Mr. Rodriguez holds a BS in Computer Engineering from the University of Central Florida, an MBA from the Kenan-Flagler Business School at the University of North Carolina, Chapel Hill, and a certificate in Strategic Marketing from Harvard Business School.

PEDRO (PETE) P. RODRIGUEZ

Pedro (Pete) P. Rodriguez, age 46, joined the Company as a Director in October 2005. He was appointed Chief Executive Officer and President of the Company in April 2008. Mr. Rodriguez has over 24 years of engineering, sales, marketing and executive management experience in the semiconductor industry. Mr. Rodriguez served, most recently, from June 2007 to April 2008, as Chief Marketing Officer of Virage Logic Corporation, a semiconductor intellectual property supplier for Systems on a Chip (SoC). Prior to his appointment at Virage Logic, Mr. Rodriguez served as President, Chief Executive Officer and Director of Xpedion Design Systems, Inc., a private, venture-funded developer of design solutions for radio frequency integrated circuits (“RFIC”) from May 2000 to August 2006. Mr. Rodriguez held this role for six years until shortly after Xpedion was acquired by Agilent Technologies, Inc. in August 2006. Prior to Xpedion, he held various senior management positions in sales and marketing at Escalade Corporation, a provider of software for chip design, and LSI Corporation as well as design engineering, product management and process engineering positions at Aerojet Electronics, Teledyne Microwave and Siliconix incorporated. Mr. Rodriguez holds an MBA from Pepperdine University, an MSEE from California Polytechnic University and a BS in Chemical Engineering from California Institute of Technology.

Executive Officers

Certain information regarding our current executive officers is set forth below.

Name	Age	Position
Pedro (Pete) P. Rodriguez	46	Chief Executive Officer, President and Director
J. Scott Kamsler	60	Senior Vice President and Chief Financial Officer
George Apostol	43	Chief Technology Officer
Hung P. Le	47	Vice President of Engineering
Bentley Long	46	Vice President of Worldwide Sales
Thomas R. Melendrez	54	General Counsel, Secretary and Executive Vice President of Business Development
Stephen W. Michael	61	Senior Vice President of Operations and Reliability & Quality Assurance
Paul Pickering	48	Senior Vice President of Marketing

PEDRO (PETE) P. RODRIGUEZ

See above.

J. SCOTT KAMSLER

J. Scott Kamsler joined us in February 2007 as our Senior Vice President and Chief Financial Officer. Prior to joining us, he was Vice President and Chief Financial Officer at Centillium Communications, Inc. from July 2004 to February 2007. He also served as Vice President of Operations at Wyse Technology Inc. from 2003 to 2004 and as Chief Financial Officer at Tasman Networks, Inc. from 2000 to 2002. Prior to Tasman Networks, he served as Chief Financial Officer of four public companies: Symmetricom, Inc., DSP Technology Inc., Solitec, Inc. and E-H International, Inc. In addition, Mr. Kamsler served as a member of the Board of Directors of DSP Technology from 1988 to 1999. Earlier in his career, he held various finance positions at Intel Corporation and was an auditor with Peat Marwick Mitchell. Mr. Kamsler is a CPA and received his BA from Willamette University and his MBA from the University of Washington.

GEORGE APOSTOL

George Apostol joined us as Chief Technology Officer in May 2008. Mr. Apostol has over 20 years of experience in the system electronics and semiconductor industries. From May 2005 to May 2008, Mr. Apostol served as Chief Technology Officer and Vice President of Engineering at PLX Technology, Inc. He was Vice President of Engineering at Audience, Inc. from May 2004 to May 2005 and Vice President of Engineering at BRECIS Communications Corporation from February 2000 to April 2004. Prior to that, he held various senior engineering and management positions at TiVo, Inc., LSI Corporation, Silicon Graphics, Inc. and Xerox Corporation. With a strong background designing systems on silicon, he holds several patents in the areas of system bus interface, clocking and buffer management design, and has written and deployed multiple application-specification integrated circuit (“ASIC”) design productivity tools. Mr. Apostol performed his academic research at the Dana Farber Cancer Institute and Massachusetts Institute of Technology Sloan School of Management and holds a BSEE from Massachusetts Institute of Technology.

HUNG P. LE

Hung P. Le was appointed to Vice President of Engineering in July 2007. He joined us in March 1995 when we acquired Startech Semiconductor, Inc., where he served as Director of Technology. Prior to joining Startech in 1994, he was Manager of Technology at Sierra Semiconductor, Inc. Prior to his current position, Mr. Le was our Division Vice President of Technology from 2004 to July 2007. Hung Le has 25 years of experience in semiconductor physics and design and holds eight patents. He received his MS and BS in Electrical Engineering and Computer Science from Massachusetts Institute of Technology.

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

PAUL PICKERING

Paul Pickering joined us in June 2008 as our Senior Vice President of Marketing. Mr. Pickering has over 26 years of semiconductor marketing and sales experience. From March 2007 to June 2008, Mr. Pickering served as Vice President of Field Operations for Innovative Silicon, Inc., a venture-capital funded company. He was Executive Vice President of Sales and Marketing for Xpedion Design Systems, Inc., from May 2003 to March 2007, a company that was acquired by Agilent Technologies, Inc. Prior to Agilent Technologies, Mr. Pickering worked in senior management sales and marketing roles at Fairchild, Toshiba, LSI Corporation, and PMC-Sierra, Inc. Mr. Pickering is a graduate of West Chester University of Pennsylvania with a BS in Social Science.

Audit Committee

The Audit Committee currently consists of three (3) Directors: Messrs. Hilton (Chair), McFarlane and Meyers. The Audit Committee, serving under a written charter adopted by our Board of Directors, which is posted on the our website at www.exar.com, reviews financial reports, information and other disclosures submitted by us to any regulatory agency or disclosed to the public, reviews our system of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. The Audit Committee’s primary duties and responsibilities as described in its charter are to: (i) appoint the independent registered public accounting firm and evaluate the independent registered public accounting firm’s qualifications, independence and performance, (ii) review and discuss with management and the independent registered public accounting firm our audited financial statements and the effectiveness of our internal controls and procedures for financial reporting; and (iii) review and pre-approve any proposed related-party transactions and/or affiliated transactions. Our Board of Directors has determined that Mr. Hilton is an “audit committee financial expert” as defined by Item 407 of SEC Regulation S-K and that each member of the Audit Committee is an “independent director” as currently defined under the listing standards of The NASDAQ Global Market and is “independent” as that term is defined in SEC Rule 10A-3.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, Directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 30, 2008, all of our executive officers, Directors and greater than ten percent (10%) stockholders complied with applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers, a Code of Business Conduct and Ethics and a Financial Integrity Compliance Policy. These documents can be found on our website: www.exar.com. We will post any amendments to the codes and policy, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Global Market on our website, or by filing a Form 8-K. Hard copy can be obtained free of charge by submitting a written request to:

Exar Corporation

48720 Kato Road

Fremont, California 94538

Attn: Investor Relations, M/S 210

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officer or our principal financial officer during fiscal 2008, as well as our three other most highly compensated executive officers during fiscal 2008. These individuals are listed in the Summary Compensation Table below and are referred to herein as the “Named Executive Officers.” As noted below, Richard L. Leza, our Chairman of the Board, served as our Chief Executive Officer and President on an interim basis from February 22, 2007 until Ralph Schmitt became our Chief Executive Officer and President on August 25, 2007. Mr. Schmitt resigned as our Chief Executive Officer and President on December 6, 2007 and was replaced by John S. McFarlane, one of our Directors, on an interim basis until Pedro (Pete) P. Rodriguez became our Chief Executive Officer and President on April 28, 2008. References to Named Executive Officers in this Compensation Discussion and Analysis section generally do not include Messrs. Leza and McFarlane, unless otherwise noted, as they each served as Chief Executive Officer and President on an interim basis only.

Our executive compensation programs are determined and approved by our Compensation Committee. The Compensation Committee currently consists of three Directors: Messrs. O. Rodriguez (Chair), Leza and Meyers. Mr. Leza was appointed to our Compensation Committee in August 2007 following his service as our interim Chief Executive Officer and President. None of the other Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our Chief Executive Officer and President in setting compensation levels for our other executive officers.

Executive Compensation Program Objectives and Overview

The Compensation Committee conducts an annual review of our executive compensation programs to help ensure that:

•

the program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

•	the program adequately rewards performance which is tied to creating stockholder value.

The Compensation Committee also reviews compensation levels to help ensure they are reasonable after consideration of the executive compensation programs of similar companies.

Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) long-term incentive equity awards, including stock options and awards of restricted stock units that are subject to time-based and/or performance-based vesting requirements. We also provide severance benefits to our Named Executive Officers if their employment terminates under certain circumstances.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. These are the elements of our executive compensation program where the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined by reference to base salary may increase from year to year depending on performance, among other things). We believe that in order to attract and retain top executives, we need to provide them with predictable compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our Named Executive Officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. Our long-term equity incentives are primarily intended to align Named Executive Officers’ long-term interests with stockholders’ long-term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual bonuses and long-term equity awards are the elements of our executive compensation program that are designed to reward performance and thus the creation of stockholder value.

The Compensation Committee believes that performance-based compensation such as annual bonuses and long-term equity incentives play a significant role in aligning management’s interests with those of our stockholders. For this reason, these forms of compensation constitute a substantial portion of each of our Named Executive Officers’ compensation. For fiscal 2008, the Compensation Committee approved executive compensation arrangements for our Named Executive Officers (other than Mr. Schmitt), that were intended to result in up to 50% of each executive’s total direct compensation being incentive compensation tied directly to stockholder value creation, with base salary constituting the balance of their fiscal 2008 total direct compensation. (As used in this discussion, the term “total direct compensation” means the aggregate amount of the executive’s base salary, annual incentive bonus, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s financial reporting.) The terms of Mr. Schmitt’s compensation for fiscal 2008 were set forth in his employment agreement with the Company, which was approved by the Compensation Committee. Our compensation packages are designed to promote teamwork, initiative and resourcefulness by key employees whose performance and responsibilities directly affect our results of operations.

From time to time as the Compensation Committee deems appropriate, it retains independent compensation consultants to help identify appropriate peer group companies and to obtain and evaluate current executive compensation data. Most recently, the Compensation Committee retained the consulting firm of Mercer Human Resource Consulting during fiscal 2007 to provide comprehensive compensation data for our peer companies. In making its compensation decisions for fiscal 2008, the Compensation Committee referred to compensation data for companies in the semiconductor industry similar in size and geographic location to the Company and also reviewed compensation data provided by Mercer for fiscal 2007. The Compensation Committee did not retain compensation consultants for fiscal 2008.

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each Named Executive Officer that we believe achieves our compensation objectives. In general, the Compensation Committee targets the 50th percentile for the similarly situated companies described above, but the Compensation Committee does not specifically “benchmark” compensation at that level and retains discretion to set compensation at higher or lower levels as it deems appropriate in the circumstances.

Current Executive Compensation Program Elements

Base Salaries

Salaries for our Named Executive Officers are reviewed by the Compensation Committee on an annual basis. In general, the Compensation Committee targets base salary levels between the 50th and 75th percentiles among similarly situated companies as noted above. The Company has not entered into employment agreements with any of its current Named Executive Officers that provide for minimum levels of base salary. In setting specific salary levels for the Company’s executive officers, the Compensation Committee assesses the executive’s past performance and expected future contributions to the Company, the executive’s salary and responsibilities relative to the other executive officers, and the salaries of similarly situated executives with our peer companies.

From time to time the base salary levels of our Named Executive Officers and the other executive officers are adjusted to address market conditions. The Compensation Committee believes that the base salary levels of the Named Executive Officers and the other executive officers generally are reasonable in view of competitive practices, the Company’s performance and the contribution of those officers to that performance. For fiscal 2008, the Company eliminated the auto allowance perquisite, and the base salary of certain executive officers was increased in a similar amount.

Annual Incentive Bonuses

Historically, annual incentive bonuses have been awarded to executive officers based upon multiple performance criteria, including evaluations of personal job performance and performance measured against objective business criteria. Other than Mr. Kamsler’s offer letter described below, the Company does not have employment agreements with the Named Executive Officers currently employed by the Company that provide contractual rights to receive a fixed actual or target bonus for any given year. Instead, the Compensation Committee generally has discretion to establish the target bonus for each executive for each fiscal year, with the amount of the executive’s actual bonus being determined based on the performance factors specified for that year.

For fiscal 2008, Messrs. Kamsler, Melendrez, Michael and Lam, along with selected other executives and key employees, participated in our Fiscal Year 2008 Executive Incentive Compensation Program (the “bonus program”). Mr. Schmitt’s incentive bonus opportunity for fiscal 2008 was provided under the terms of his employment agreement with the Company as described below under “Potential Payments upon Termination or Change in Control.” He was not eligible to participate in the bonus program for fiscal 2008. As members of our Board of Directors who served as Chief Executive Officer and President on an interim basis only, Messrs. Leza and McFarlane were also not eligible to participate in the program.

The bonus program provides that bonuses are to be determined 70% based on the Company’s financial performance as measured against pre-established revenue and operating profit goals for the fiscal year and 30% based on the individual employee’s achievement of pre-established objectives for the fiscal year. The Company financial performance goals are established by our Board of Directors. The Compensation Committee establishes the individual performance goals and determines the executive’s performance with respect to those goals, in each case after taking into account the recommendations of our Chief Executive Officer and President (with respect to each participant in the program other than himself). In establishing the performance goals, the Compensation Committee believed that the goals were attainable if the executive performed at a satisfactory level.

To determine the bonuses to be awarded under the program, each executive is assigned a target bonus amount, which is expressed as a percentage of the executive’s base salary. Mr. Kamsler’s offer letter provides that his target bonus under the program each year will be 50% of his base salary and that his maximum bonus will be 100% of his base salary. For fiscal 2008, the Compensation Committee determined that for Mr. Melendrez and Mr. Michael, the target bonus would be 40% of the executive’s base salary and that the maximum bonus would be 60% of the executive’s base salary. Mr. Lam’s bonus opportunity related to the second half of fiscal 2008 only. His target bonus was 40% of his base salary for that six-month period, and his maximum bonus was 60% of his base salary for that six-month period.

Under the program as originally adopted by the Compensation Committee in April 2007, the specific percentage of the Company-performance component to be awarded for fiscal 2008 was to be determined based on the Company’s actual operating profit and revenue in relation to the pre-established goals. If the Company achieved 183% of the operating profit goal and 109% of the revenue goal, the executive would receive the entire 70% of his target bonus opportunity determined based on Company performance. If the Company’s actual operating profit was less than 83% of the goal and actual revenue was less than 97% of the goal, no bonus would be paid with respect to the Company performance component. In establishing the performance goals, the Compensation Committee believed that the goals were attainable if the Company performed at a satisfactory level. To provide executives with an incentive to exceed the goals, the Compensation Committee provided that if the Company achieved 100% of the operating profit goal and 100% of the revenue goal, the executive would receive only 20% of his target bonus opportunity under the Company performance component and a higher percentage for performance in excess of those goals.

In December 2007, the Compensation Committee revised the bonus program so that 50% of the Company-performance component would be based on performance during the first half of fiscal 2008 as described above and 50% of the Company-performance component would be based on performance during the second half of fiscal 2008. The Compensation Committee determined that this amendment was appropriate to take into account the changes in the Company’s operations following its acquisition of Sipex Corporation during fiscal 2008. Under the amended program, new performance goals were established for the second half of fiscal 2008, and the levels of performance that would result in a 70% payout were revised to 174% of the operating profit goal and 117% of the revenue goal. The threshold levels of performance described above were not changed, and achievement by the Company of 100% of the two performance goals would still result in the executive receiving 20% of his target bonus opportunity under the Company performance component.

Based on the Company’s financial performance during fiscal 2008 and its assessment of each executive’s individual performance, the Compensation Committee determined the percentage of the Company performance component and the individual performance component that would be awarded to each executive. These determinations are reflected in the following table:

Name	Base Salary	Target Bonus	Company Performance Component Awarded (Weighted 70%)	Individual Performance Component Awarded (Weighted 30%)	First-Half Bonus (Paid)	Second-Half Bonus (Estimated)(1)	Total Bonus
J. Scott Kamsler	$288,000	$144,000	8.5%	30.00%	$33,623	$21,750	$55,373
Thomas R. Melendrez	$255,000	$102,000	8.5%	29.40%	$23,674	$15,170	$38,844
Stephen W. Michael	$226,700	$90,700	8.5%	26.25%	$20,112	$11,316	$31,428
Edward M. Lam(2)	$143,500	$57,400	0%	0%	$0	$0	$0

(1)	—These amounts are pending final approval by the Compensation Committee.
(2)	—Mr. Lam’s bonus opportunity was for the second half of fiscal 2008 only.

Long-Term Incentive Equity Awards

Our policy is that the long-term compensation of its Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, we have historically made annual grants of stock options and restricted stock unit awards to provide further incentives to our executives to increase stockholder value. The Compensation Committee bases its award grants to executives each year on a number of factors, including:

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

Annual award grants are generally made at the meeting of the Compensation Committee held each fiscal year in conjunction with our annual meeting of stockholders. This meeting is scheduled well in advance and typically held in September. Other than grants made in connection with the hiring or promotion of employees or other special circumstances, the Compensation Committee generally does not grant equity awards at any other time during the year. The Compensation Committee has delegated to the Chief Executive Officer the authority to make any applicable option grants to new employees (other than executive officers) using grant levels previously approved by the Compensation Committee. In each case, grants approved by the Compensation Committee or the Chief Executive Officer do not become effective until the first trading day of the month following the month in which the grant was approved. The Compensation Committee has implemented this process to help ensure that option grants are done on a regular and consistent basis without regard to stock price performance or our release of material information.

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

Restricted Stock Units. We also grant long-term incentive awards to Named Executive Officers in the form of restricted stock units. In general, the restricted stock units vest over the three-year period following the date of grant and, upon vesting, are paid in shares of our Common Stock. Thus, the units are designed both to link executives’ interests with those of our stockholders as the units’ value is based on the value of our Common Stock and to provide a long-term retention incentive for the vesting period as they generally have value regardless of stock price volatility.

Performance Stock Units. In fiscal 2008, we also began granting long-term incentive awards to Named Executive Officers in the form of performance stock units. These performance stock units will generally vest only if we achieve certain pre-established financial goals during the fiscal year. Thus, the units provide executives an additional incentive to help us achieve specific financial objectives for the fiscal year that are intended to promote long-term growth of the Company and create value for our stockholders.

Fiscal 2008 Equity Grants. In July 2007, the Compensation Committee approved grants of stock options to Messrs. Kamsler and Melendrez and a grant of restricted stock units to Mr. Michael. These grants were made for retention purposes in order to help ensure the continuity of our management team and because the Compensation Committee believed that the grants were appropriate to supplement grant levels for these executives in prior years.

In conjunction with our 2007 Annual Meeting of Stockholders in October 2007, we made grants of stock options and restricted stock units to Messrs. Kamsler, Melendrez, Michael and Lam. These grants were at levels consistent with management’s recommendation and market data for the executives’ respective positions and consistent with their responsibilities and performance. In January 2008, the Compensation Committee approved an additional longevity award of 200 fully vested shares of our Common Stock to Mr. Michael.

As noted above, we also granted awards of performance stock units in August 2007 to Messrs. Kamsler, Melendrez, Michael and Lam, with vesting of the units to be determined based on the Company’s and the executive’s achievement of pre-established goals for the last six months of fiscal 2008. These awards were intended to provide incentives for executives to help the Company achieve specific goals for the period following the merger with Sipex Corporation. In the case of the awards granted to Messrs. Kamsler, Melendrez and Michael, 35% of the performance stock units were eligible to vest based on the Company’s gross revenue during the performance period, 35% of the performance stock units were eligible to vest based on the achievement of cost reduction targets during the performance period, and 30% of the performance stock units were eligible to vest based on the executive’s achievement of individual goals established for purposes of the award by the Compensation Committee. In establishing the performance goals, the Compensation Committee believed in each case that the goals were attainable if the Company and the executive performed at satisfactory levels. After reviewing the performance of the Company and the individual executive for the performance period, the Compensation Committee determined that the units subject to cost reduction and individual performance goals would fully vest and that the units subject to gross revenue goals would not vest.

In the case of the award granted to Mr. Lam, 20% of the performance stock units were eligible to vest based on the Company’s gross revenue during the performance period, 20% of the performance stock units were eligible to vest based on the achievement of cost reduction targets during the performance period, 30% of the performance stock units were eligible to vest based on the achievement of target levels of gross operating margin and gross revenue for Sipex Corporation during the performance period, and 30% of the performance stock units were eligible to vest based on the executive’s achievement of individual goals established for purposes of the award by the Compensation Committee. In establishing the performance goals, the Compensation Committee believed that the goals were attainable if the Company and Mr. Lam performed at a satisfactory level. After reviewing the performance of the Company and Mr. Lam for the performance period, the Compensation Committee determined that the units subject to Company cost reduction and individual performance goals would fully vest and that the units subject to Company gross revenue goals and Sipex financial goals would not vest.

As described below, we also granted Mr. Schmitt awards of stock options and shares of our Common Stock under his employment agreement in connection with his commencing employment with us. In October 2007, we also granted Messrs. Leza and McFarlane awards of restricted stock units pursuant to our Non-Employee Director (as such term is defined below) compensation program at our 2007 Annual Meeting of Stockholders. In August 2007, we also granted Mr. Leza an award of 10,000 shares of fully vested stock in recognition of his service as our interim Chief Executive Officer and President.

For more information regarding the grants described above, please see “Grants of Plan-Based Awards” below.

Severance and Other Benefits Upon Termination of Employment

Messrs. Michael and Melendrez participate in our Change in Control Severance Plan. Under his offer letter with the Company, Mr. Kamsler would also be entitled to severance benefits if his employment terminated under the circumstances described below. We provide severance benefits under these arrangements because we believe that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our Named Executive Officers and other executive officers as many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction may be uncertain, we provide these officers with severance benefits if their employment is actually or constructively terminated by us without cause in connection with a change in control. The severance benefits for the Named Executive Officers are generally determined as if they continued to remain employed for one to two years following their actual termination date, depending on the length of their service with the Company.

We believe that our executive officers should receive this change in control severance benefit if their employment is constructively terminated in connection with a change in control. Otherwise, potential acquirers could constructively terminate a Named Executive Officer’s employment (i.e., by a material reduction in the executive’s compensation or duties) and avoid paying any severance benefits at all without this protection. Because we believe that constructive terminations in connection with a change in control are conceptually the same as actual terminations, the Change in Control Severance Plan provides that the executive may terminate employment in connection with a change in control under circumstances that we believe would constitute a constructive termination of the Named Executive Officer’s employment.

We do not believe that Named Executive Officers should be entitled to receive cash severance benefits merely because a change in control transaction occurs. The payment of cash severance benefits is only triggered by an actual or constructive termination of employment. However, as described below under “Grants of Plan-Based Awards,” outstanding options and other equity-based awards granted under our 2006 Equity Incentive Plan (the “Exar 2006 Plan”), including those awards held by our Named Executive Officers, may accelerate on a change in control of the Company unless otherwise provided by our Board of Directors.

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

For more information regarding these severance arrangements, please see “Potential Payments upon Termination or Change in Control” below.

Subsequent Compensation Actions

On March 4, 2008, the Compensation Committee approved our Fiscal Year 2009 Senior Executive Incentive Compensation Program. The program is similar in structure to the fiscal 2008 bonus program described above, with the criteria used to measure the Company’s performance being revenue and operating margin for the fiscal year. For more information on the program, see the Company’s Form 8-K filed with the SEC on March 10, 2008.

The Company also entered into an employment agreement with Mr. P. Rodriguez in connection with his appointment as the Company’s Chief Executive Officer and President in April 2008. Under his employment agreement, Mr. P. Rodriguez receives base salary at an annualized rate of $400,000 a year and is eligible to receive an annual incentive bonus of up to 87.5% of that base salary. Mr. P. Rodriguez also receives a one-time signing bonus of $100,000, less applicable withholdings and deductions, which is subject to repayment under certain circumstances. In addition, pursuant to the terms of his employment agreement, Mr. P. Rodriguez has been granted an option to purchase 560,000 shares of our Common Stock, which in accordance with the Company’s standard option grant practices is effective as of, and will have an exercise price per share equal to the fair market value per share of our Common Stock on, the first trading day of the month immediately following Mr. P. Rodriguez’s commencement of employment with us. The option vests with respect to 25% of the option shares upon Mr. P. Rodriguez’s completion of 12 months of service (measured from his employment commencement date) and with respect to the balance in 36 successive equal monthly installments upon completion of each additional month of service thereafter. Mr. P. Rodriguez is entitled to full acceleration of vesting of the option shares if he is terminated without Cause or resigns for Good Reason within 12 months after a Change of Control (all such terms as defined in the option agreement). The option grant is being made under the Exar 2006 Plan and has a term of seven years. Since his commencement of employment, Mr. P. Rodriguez has no longer been eligible to receive cash or equity compensation paid to our Non-Employee Directors; however, the equity previously granted to Mr. P. Rodriguez in his capacity as a Non-Employee Director will continue to vest in accordance with the related grant agreements. In addition to the equity acceleration benefits described above, Mr. P. Rodriguez is entitled under certain conditions to certain cash severance benefits upon termination of employment. The terms of Mr. P. Rodriguez’s employment agreement described above and a copy of Mr. P. Rodriguez’s employment agreement are provided in the Form 8-K filed by the Company with the SEC on April 23, 2008.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and certain other executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options granted to our Named Executive Officers as described above) satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee believes that no part of our tax deduction for compensation paid to the Named Executive Officers for fiscal 2008 will be disallowed under Section 162(m). The Compensation Committee will monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with our goals and the goals of our stockholders.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee Directors named at the end of this report, each of whom is independent as defined by the listing standards of The NASDAQ Global Market.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Annual Report. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report.

Compensation Committee of the Board of Directors

Richard L. Leza

Gary Meyers

Juan (Oscar) Rodriguez (Chairman)

(1)	SEC filings sometimes “incorporate information by reference.” This means we are referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless we specifically state otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Chairman of the Compensation Committee, Mr. O. Rodriguez, was a member of the Compensation Committee during all of fiscal 2008. Mr. P. Rodriguez served on the Compensation Committee during all of fiscal 2008 and resigned from the Compensation Committee in connection with his appointment as the Company’s Chief Executive Officer and President effective as of April 28, 2008. Mr. Leza was appointed to the Compensation Committee on August 27, 2007 following his service as our interim Chief Executive Officer and President. Other than Mr. Leza, no Director who served on the Compensation Committee during fiscal 2008 is or has been an executive officer of the Company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a Director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a Director or member of the Compensation Committee during the fiscal year ended March 30, 2008.

SUMMARY COMPENSATION TABLE—FISCAL 2007 AND 2008

The following table presents information regarding the compensation of each of our Named Executive Officers for services rendered during fiscal 2008 and fiscal 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan ($)(2)	Change in Pension Value and Compensation ($)	All Other Compensation on Nonqualified Deferred Compensation Earnings ($)	Total ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard L. Leza(4)	2008	170,485	—	214,675	124,605	—	—	29,704	539,469
Chairman of the Board, Former Chief Executive Officer and President (Interim)	2007	44,100	—	51,559	124,605	—	—	39,750	260,014

John S. McFarlane(5)	2008	133,210	—	54,117	—	—	—	23,872	211,199
Director, Former Chief Executive Officer and President (Interim)

Ralph Schmitt(6)	2008	259,076	—	44,850	345,264	—	—	110,376	759,566
Former Chief Executive Officer and President and Director

J. Scott Kamsler	2008	287,885	—	173,350	181,053	55,373	—	5,751	703,412
Senior Vice President and Chief Financial Officer	2007	21,923	—	47,531	10,087	—	—	512	80,053

Thomas R. Melendrez	2008	254,615	—	133,263	58,686	38,844	—	4,369	489,777
General Counsel, Secretary and Executive Vice President of Business Development	2007	250,000	26,480	15,350	60,056	—	—	4,128	356,014

Stephen W. Michael	2008	226,279	—	112,891	8,606	31,428	—	5,751	384,955
Senior Vice President of Operations and Reliability & Quality Assurance	2007	214,843	—	9,467	16,864	—	—	5,675	246,849

Edward M. Lam(7)	2008	162,265	—	31,016	188,318	—	—	2,296	383,895
Former Senior Vice President of Product Lines

(1)	The amounts reported in Columns (e) and (f) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal 2008 and fiscal 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). Mr. Schmitt forfeited 332,189 stock options in connection with the termination of his employment with us in December 2007. No other stock awards or option awards granted to any of the Named Executive Officers were forfeited during fiscal 2008. For a discussion of the assumptions and methodologies used to value the awards reported in Columns (e) and (f), please see the discussion of stock awards and option awards contained in “Note 12–Stock-Based Compensation” of the Notes to Consolidated Financial Statements, included as part of our Annual Report for fiscal 2008 filed on Form 10-K with the SEC (or, for awards granted prior to fiscal 2008, the corresponding note in the our Form 10-K for the applicable fiscal year) and incorporated herein by reference. For information about the stock awards and option awards granted to our Named Executive Officers for fiscal 2008, please see the discussion under “Grants of Plan-Based Awards” below.
(2)	For a description of the bonus arrangements in effect for fiscal 2008, please see the discussion in the “Compensation Discussion and Analysis” above. As noted in that discussion, the amounts reported in this column are pending final approval by the Compensation Committee.
(3)

The amounts reported in this column include our contributions to individual Named Executive Officers’ accounts under our 401(k) plan and term life insurance policy. We are not the beneficiary of the life insurance policies, and the premiums that we pay in excess of amounts excluded under Section 79 of the Internal Revenue Code are taxable as income to the applicable officer. This insurance is not split-dollar life insurance. The fiscal 2008 401(k) matching contributions and term life insurance premiums reported in the table above was as follows:

Name	401(k) Matching Contribution ($)	Life Insurance Premium ($)
Richard L. Leza	—	—
John S. McFarlane	—	—
Ralph Schmitt	—	145
J. Scott Kamsler	3,375	2,376
Thomas R. Melendrez	3,375	994
Stephen W. Michael	3,375	2,376
Edward M. Lam	2,028	268

(4)	On February 22, 2007, Mr. Leza, our Chairman of the Board, was appointed as interim Chief Executive Officer and President of the Company. Mr. Leza served in such capacity until Mr. Schmitt’s appointment as Chief Executive Officer and President of the Company effective as of August 25, 2007. The amounts reported in column (c) above represent his consulting fee for service as our interim Chief Executive Officer and President during fiscal 2007 and 2008, and the amounts reported in column (i) represent his annual retainer for service on our Board of Directors during fiscal 2007 and fiscal 2008. Mr. Leza did not receive any annual retainer for the period in which he served as interim Chief Executive Officer and President.
(5)	On December 6, 2007, Mr. McFarlane, one of our Directors, was appointed as interim Chief Executive Officer and President of the Company. Mr. McFarlane served in such capacity until Mr. P. Rodriguez’s appointment as Chief Executive Officer and President of the Company effective as of April 28, 2008. The amount reported in column (c) above represents his consulting fee for service as our Chief Executive Officer and President during fiscal 2008, and the amount reported in column (i) above represents his annual retainer for service on our Board of Directors during fiscal 2008. Mr. McFarlane did not receive any annual retainer for the period in which he served as interim Chief Executive Officer and President.
(6)	Mr. Schmitt became our Chief Executive Officer and President and a member of our Board of Directors on August 25, 2007 upon the closing of our merger with Sipex Corporation. On December 6, 2007, Mr. Schmitt resigned as our Chief Executive Officer and President and as a member of our Board of Directors. In connection with the termination of his service with us, Mr. Schmitt entered into a separation agreement as described below under “Potential Payments upon Termination or Change in Control.” The amount reported in column (i) reflects severance benefits of $110,231 paid or provided to Mr. Schmitt during fiscal 2008.
(7)	On June 9, 2008, Mr. Lam resigned as our Senior Vice President of Product Lines.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2008 and fiscal 2007. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus, and long-term equity incentives consisting of stock options and restricted stock units. Named Executive Officers also earned the other benefits listed in column (i) of the Summary Compensation Table, as further described in the footnotes to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the accompanying description of the material terms of the stock options and restricted stock unit awards granted in fiscal 2008, provides information regarding the long-term equity incentives awarded to Named Executive Officers in fiscal 2008. The Outstanding Equity Awards at Fiscal Year-End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

Description of Employment Agreements—Cash Compensation

On January 18, 2007, we entered into an offer letter with Mr. Kamsler, our Senior Vice President and Chief Financial Officer. The agreement provides that Mr. Kamsler will receive an annualized base salary of $285,000. The agreement also provides for Mr. Kamsler to participate in our annual incentive plan for fiscal 2008 with a target award of 50% of his base salary and a maximum award of 100% of his base salary. Provisions of this agreement relating to post-termination of employment benefits are discussed below under “Potential Payments upon Termination or Change in Control.”

On May 7, 2007, we entered into an employment agreement with Mr. Schmitt, which was subsequently amended on August 24, 2007. The material terms of Mr. Schmitt’s employment agreement and the separation agreement entered into by the Company and Mr. Schmitt in connection with the termination of his employment in December 2007 are described below under “Potential Payments upon Termination or Change in Control.” In August 2007, in connection with our acquisition of Sipex Corporation, we assumed Sipex’s obligations under a July 2005 letter agreement with Mr. Lam. Provisions of this agreement relating to post-termination of employment benefits are discussed below under “Potential Payments upon Termination or Change in Control.”

On February 22, 2007, we entered into a consulting agreement with Mr. Leza for the period in which he served as our interim Chief Executive Officer and President. The agreement provided for Mr. Leza to receive $35,000 per month for his services as interim Chief Executive Officer and President. The agreement terminated on August 25, 2007 when Mr. Leza ceased to act as interim Chief Executive Officer and President.

On December 19, 2007, we entered into a consulting agreement with Mr. McFarlane for the period in which he served as our interim Chief Executive Officer and President. The agreement provided for Mr. McFarlane to receive $35,000 per month for his services as interim Chief Executive Officer and President. The agreement terminated on April 28, 2008 when Mr. McFarlane ceased to act as interim Chief Executive Officer and President.

GRANTS OF PLAN-BASED AWARDS—FISCAL 2008

The following table presents information regarding the incentive awards granted to the Named Executive Officers in fiscal 2008 or held by the Named Executive Officers and modified in fiscal 2008.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Richard L. Leza	8/23/07							10,000	—	—	133,500
	10/11/07							6,750			87,615

John S. McFarlane	10/11/07							4,500	—	—	58,410

Ralph Schmitt(2)	8/27/07							—	200,000	12.92	984,180
	11/26/07							5,000	—	—	44,850
	12/06/07							—	201,761	5.10	9,048

J. Scott Kamsler	N/A	—	144,000	216,100	—	—	—	—	—	—	—
	7/11/07	—	—	—	—	—	—	—	50,000	13.75	261,850
	8/31/07	—	—	—	—	2,500	—	—	—	—	33,350
	10/1/07	—	—	—	—	—	—	—	19,500	13.36	90,303
	10/1/07	—	—	—	—	—	—	6,500	—	—	86,840

Thomas R. Melendrez	N/A	—	102,000	153,000	—	—	—	—	—	—	—
	7/11/07	—	—	—	—	—	—	—	50,000	13.75	261,850
	8/31/07	—	—	—	—	2,500	—	—	—	—	33,350
	10/1/07	—	—	—	—	—	—	—	19,500	13.36	90,303
	10/1/07	—	—	—	—	—	—	6,500	—	—	86,840

Stephen W. Michael	N/A	—	90,700	136,000	—	—	—	—	—	—	—
	7/11/07	—	—	—	—	—	—	12,000	—	—	165,000
	8/31/07	—	—	—	—	2,000	—	—	—	—	26,680
	10/1/07	—	—	—	—	—	—	—	15,000	13.36	69,464
	10/1/07	—	—	—	—	—	—	5,000	—	—	66,800
	1/02/08	—	—	—	—	—	—	200	—	—	1,552

Edward M. Lam	N/A	—	57,400	86,100	—	—	—	—	—	—	—
	8/31/07	—	—	—	—	2,500	—	—	—	—	33,350
	10/1/07	—	—	—	—	—	—	—	19,500	13.36	90,303
	10/1/07	—	—	—	—	—	—	6,500	—	—	86,840

(1)	The amounts reported in Column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in Column (l), please see footnote (1) to the Summary Compensation Table.
(2)	The awards granted to Mr. Schmitt during fiscal 2008, to the extent unvested at the time his employment with the Company terminated in December 2007, were canceled on the termination of his employment. The table above reflects the modification, on December 6, 2007, of certain of Mr. Schmitt’s outstanding options in connection with the termination of his employment. See “Potential Payments upon Termination or Change in Control” below for additional information on this modification.

Description of Plan-Based Awards

The terms of the “non-equity incentive plan” awards reflected in columns (c) through (e) of the Grants of Plan-Based Awards Table are described in the “Compensation Discussion and Analysis” above.

Except as noted below with respect to Mr. Schmitt’s grants, each of the equity-based awards granted during fiscal 2008 and reported in the Grants of Plan-Based Awards Table was granted under, and is subject to, the terms of the Exar 2006 Plan. The Exar 2006 Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

Under the terms of the Exar 2006 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally become fully vested and, in the case of options, exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement (in cash, securities or property) of the outstanding awards. Any options that become vested in connection with a change in control generally must be exercised prior to the change in control, or they may terminate or be terminated in such circumstances.

The equity-based awards granted to Mr. Schmitt in August 2007 and November 2007 were granted under, and were subject to the terms of, the Sipex Corporation 2006 Equity Incentive Plan (the “Sipex 2006 Plan”), which was assumed by the Company pursuant to its merger with Sipex Corporation. The Sipex 2006 Plan is administered by the Compensation Committee and has provisions similar to those of the Exar 2006 Plan as described above.

Options

Each option granted during fiscal 2008 and reported in Column (j) of the table above was granted with a per-share exercise price equal to the fair market value of a share of our Common Stock on the grant date. For these purposes, and in accordance with the terms of the Exar 2006 Plan and our option grant practices, the fair market value is equal to the closing price of a share of our Common Stock on the applicable grant date.

Each option granted to our Named Executive Officers in fiscal 2008 is subject to a four-year vesting schedule, with 25% of the option vesting on each of the first four anniversaries of the grant date, except that the option granted to Mr. Schmitt was scheduled to vest 25% on the first anniversary of the grant date and monthly over the three-year period thereafter. Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to our Named Executive Officers in fiscal 2008 has a term of seven years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have three months to exercise the vested portion of the option following a termination of employment. This period is extended to twelve months if the termination is a result of the Named Executive Officer’s death or disability. The option (whether or not vested) will immediately terminate if the Named Executive Officer is terminated by us for cause.

The options granted to Named Executive Officers during fiscal 2008 do not include any dividend rights.

Restricted Stock Units

The awards reported in column (i) of the table reflect awards of restricted stock units, except that Mr. Leza’s award in August 2007 and Mr. Schmitt’s award in November 2007 were grants of fully vested stock. Each restricted stock unit represents a contractual right to receive one share of our Common Stock. The awards of restricted stock units granted to our Named Executive Officers (other than Messrs. Leza and McFarlane) during fiscal 2008 are generally subject to a three-year vesting schedule subject to such Named Executive Officer’s continued employment with us through the vesting date. The grants to Messrs. Leza and McFarlane in October 2007 were made under our Non-Employee Director compensation program as described below under “Director Compensation.”

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

Performance Stock Units

The “equity incentive plan” awards reported in column (g) of the table above reflect grants of stock units that are subject to performance-based vesting requirements. The performance requirements applicable to awards granted to our Named Executive Officers during fiscal 2008 are described in the “Compensation Discussion and Analysis” above. Other than the vesting requirements, the terms and conditions of the performance stock units are generally the same as described above for restricted stock units.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END

The following tables present information regarding the outstanding equity awards held by each of our Named Executive Officers as of March 30, 2008, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)
Richard L. Leza	36,000	18,000	(2)	12.18	12/16/12	6,750	(3)	55,283	—	—

John S. McFarlane	54,000	—		20.66	1/23/11	4,500	(3)	36,855	—	—
	1,325	—		4.99	5/3/11	—		—	—	—
	22,500	—		12.18	12/16/12	—		—	—	—

Ralph Schmitt	201,761	—		5.10	6/27/15	—		—	—	—

J. Scott Kamsler	21,875	65,625	(4)	13.39	3/1/14	21,875	(4)	179,156
		50,000	(5)	13.75	7/11/14	6,500	(7)	53,235
		19,500	(6)	13.36	10/1/14

Thomas R. Melendrez	44,000	—		27.15	4/23/08	7,000	(8)	57,330
	12,000	—		22.93	12/5/08	10,000	(9)	81,900
	28,000	—		13.52	9/5/09	6,500	(7)	53,235
	6,000	—		12.32	12/5/09
	15,000	—		13.38	4/4/10
	25,000	—		15.83	9/4/10
	40,000	—		15.35	10/4/11
	22,000	—		15.96	7/12/12
	24,000	—		12.30	10/27/12
	—	50,000	(5)	13.75	7/11/14
	—	19,500	(6)	13.36	10/1/14

Stephen W. Michael	44,000	—		27.15	4/23/08	4,500	(8)	36,855
	12,000	—		22.93	12/5/08	4,000	(9)	32,760
	30,000	—		13.52	9/5/09	5,000	(7)	40,950
	6,000	—		12.32	12/5/09	12,000	(10)	98,280
	20,000	—		15.83	9/4/10
	35,000	—		15.35	10/4/11
	15,000	—		12.30	10/27/12
	—	15,000	(6)	13.36	10/1/14

Edward M. Lam	88,705	53,223	(11)	5.99	9/19/15	6,500	(7)	53,235
	5,218	11,479	(12)	12.73	12/4/16
	—	19,500	(6)	13.36	10/1/14

(1)	The dollar amounts shown in Column (g) are determined by multiplying (x) the number of shares or units reported in Column (f) by (y) $8.19 (the closing price of our Common Stock on the last trading day of fiscal 2008).
(2)	The unvested portion of this award is scheduled to vest upon the earlier of the 2008 Annual Meeting of Stockholders and December 16, 2008.
(3)	The unvested portion of these awards is scheduled to vest upon the earlier of the 2008 Annual Meeting of Stockholders and October 11, 2008.
(4)	The unvested portions of these awards are scheduled to vest in three installments on each of March 1, 2009, March 1, 2010 and March 1, 2011.
(5)	The unvested portions of these awards are scheduled to vest in four installments on each of July 11, 2008, July 11, 2009, July 11, 2010 and July 11, 2011.
(6)	The unvested portions of these awards are scheduled to vest in four installments on each of October 1, 2008, October 1, 2009, October 1, 2010 and October 1, 2011.

(7)	The unvested portions of these awards are scheduled to vest in three installments on each of October 1, 2008, October 1, 2009 and October 1, 2010.
(8)	The unvested portions of these awards are scheduled to vest in one installment on October 17, 2009.
(9)	The unvested portions of these awards are scheduled to vest in two installments on each of March 22, 2009 and March 22, 2010.
(10)	The unvested portion of this award is scheduled to vest in three installments on each of July 11, 2008, July 11, 2009 and July 11, 2010.
(11)	The unvested portion of this award is scheduled to vest in monthly installments through September 9, 2009.
(12)	The unvested portion of this award is scheduled to vest in monthly installments through December 4, 2010.

OPTION EXERCISES AND STOCK VESTED—FISCAL 2008

The following table presents information regarding the exercise of stock options by Named Executive Officers during fiscal 2008, and on the vesting during fiscal 2008 of other stock awards granted to the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
(a)	(b)	(c)	(d)		(e)
Richard L. Leza	—	—	16,750		221,453
John S. McFarlane	—	—	4,500		58,635
Ralph Schmitt	—	—	5,000	(2)	44,850
J. Scott Kamsler	—	—	14,837	(3)	149,674
Thomas R. Melendrez	—	—	6,625	(3)	55,009
Stephen W. Michael	—	—	3,400	(3)	28,060
Edward M. Lam	—	—	1,250	(3)	10,238

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of our Common Stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of our Common Stock on the date of exercise and the exercise price of the options. The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of our Common Stock on the vesting date.
(2)	This represents a grant of 5,000 shares of fully-vested stock to Mr. Schmitt in November 2007.
(3)	These amounts include shares acquired pursuant to the vesting of performance-based restricted stock units granted to these executives for fiscal 2008. Although the award was drafted to cover a performance period ending March 31, 2008, the intent was that the performance period would be the Company’s 2008 fiscal year. Accordingly, performance for purposes of the award was measured based on the period ending March 30, 2008, and the award was considered to no longer be outstanding as of that date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment with us and/or a change in control of the Company. In addition to the benefits described below, outstanding equity-based awards held by our Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of the Company under the terms of the Exar 2006 Plan as noted under “Grants of Plan-Based Awards” above.

Change in Control Severance Benefit Plan

Messrs. Michael and Melendrez participate in the Company’s Change in Control Severance Benefit Plan (the “Severance Plan”). Under the Severance Plan, executive officers of the Company selected to participate in the plan may become entitled to receive cash severance benefits if their employment is terminated by the

Company without cause or by the executive for good reason (as such terms are defined in the Severance Plan), in either case within thirteen months following the date of a change in control (as defined in the Severance Plan) of the Company. The severance benefit amount is payable in a lump sum and equals the greater of (i) the executive’s base salary for one year at the rate in effect at the time of the change in control, or (ii) the executive’s base salary per month at the rate in effect at the time of the change in control, multiplied by the number of the executive’s complete years of service with us (up to a maximum of 24 years of service). In addition, in the event that the executive’s benefits under the Severance Plan are subject to the excise tax imposed under Section 280G of the U.S. Internal Revenue Code (“Section 280G”), we will make an additional payment to the executive so that the net amount of such payment (after taxes) he or she receives is sufficient to pay the excise tax due (a “gross-up payment”). The executive is required to execute a release of claims in favor of us and our affiliates as a condition to receiving any benefits under the Severance Plan. As noted above, the equity-based awards held by our Named Executive Officers are also subject to accelerated vesting in connection with a change in control of the Company in accordance with the terms of the applicable plan under which the award was granted.

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

In July 2005, Sipex Corporation entered into a letter agreement with Mr. Lam that provides that if Mr. Lam’s employment is terminated within 12 months after a change of control (which would include the acquisition of Sipex by the Company) other than by the Company for cause or due to his voluntary resignation, death or disability, Mr. Lam will be entitled to receive 12 months salary continuation and one-half of any then-unvested portion of his stock options will become fully vested and will remain exercisable for 12 months following the termination of his employment. Mr. Lam would not be entitled to a Section 280G gross-up payment under the terms of this letter agreement.

If the Named Executive Officers covered under these severance arrangements had terminated employment with us under the circumstances described above on March 30, 2008, they would have been entitled to the following amounts:

Name	Cash Severance ($)(1)
J. Scott Kamsler(2)	290,000
Stephen W. Michael	297,582
Thomas R. Melendrez	472,470
Edward M. Lam(3)	287,000

(1)	These amounts represent the greater of (a) 12 months of the executive’s base salary or (b) one month of the executive’s base salary for each complete year of service with us, up to a maximum of 24 months of the base salary, except that the amount for Mr. Lam represents 12 months of his base salary.
(2)	As noted above, Mr. Kamsler may be entitled to accelerated vesting of his outstanding options and restricted stock unit awards under his offer letter on certain changes of his position in connection with a change in control of the Company. If such circumstances had occurred on March 30, 2008, Mr. Kamsler would have been entitled to accelerated vesting of restricted stock unit awards with an intrinsic value of $232,391 (based on the closing stock price of $8.19 on March 28, 2008, the last trading day of the Company’s fiscal year). Mr. Kamsler’s outstanding and unvested stock options as of March 30, 2008 did not then have any intrinsic value as the exercise price of the options exceeded the $8.19 closing price.
(3)	As noted above, Mr. Lam resigned from his position with the Company on June 9, 2008. In connection with his resignation, the Company agreed to provide him with severance in the amount of $33,115, which represents six weeks of his base salary.

We estimate that the payment of the foregoing amounts to each of Messrs. Melendrez and Michael (including any acceleration of the executive’s equity-based awards that may apply in the circumstances) would not trigger excise taxes under Section 280G. (For purposes of this calculation, we have assumed that the executive’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control.)

Separation Arrangement

Ralph Schmitt

As noted above, Mr. Schmitt resigned as our Chief Executive Officer and President on December 6, 2007. On December 29, 2007, the Company entered into a separation agreement with Mr. Schmitt that provided for him to receive severance benefits of (i) $440,000, payable in equal installments for the 12 months after his severance date (subject to any delay required under applicable tax law), and (ii) payment of Mr. Schmitt’s premiums to continue health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act, referred to as COBRA, until the earlier of six months after his severance date or the date he became eligible for health coverage with another employer. The Company’s total cost for payment of Mr. Schmitt’s COBRA premiums under the separation agreement was $11,619. The severance benefits were contingent on Mr. Schmitt’s providing a general release of claims in favor of the Company and continued compliance with certain non-disclosure and other restrictive covenants referred to in the agreement. As reflected in the Grants of Plan-Based Awards table above, the separation agreement also modified one of Mr. Schmitt’s outstanding stock options to extend the period in which he could exercise the vested portion of the option from 90 days to 180 days.

Mr. Schmitt’s employment agreement with the Company, entered into in May 2007 and subsequently amended in August 2007 became effective on the closing of the merger with Sipex Corporation and had a term of two years, with one-year automatic renewal periods unless either party gives the other 60 days notice prior to the expiration of the initial term or any renewal period. The agreement provided for Mr. Schmitt to receive an annual base salary of $440,000, subject to annual review, and an annual bonus, with his target bonus being at least 60% of his base salary. The agreement also provided for Mr. Schmitt to receive the stock options and restricted stock units disclosed in the Grants of Plan-Based Awards table above and the opportunity to receive an additional 20,000 shares of our Common Stock based on the attainment of certain cost savings and revenue targets set forth in the agreement during the six-month and one-year periods following the merger with Sipex Corporation. In addition, the agreement provided that if Mr. Schmitt’s employment with the Company terminated as a result of an involuntary termination (as defined in the agreement) or as a result of a notice of non-renewal of employment by the Company, he would have been entitled to receive (i) 100% of his base salary in effect on the severance date payable in equal installments for the 12 months after his severance date, and (ii) payment of his COBRA premiums for up to six months following the severance date. If Mr. Schmitt’s employment had terminated as a result of an involuntary termination within 12 months following a change of control (as defined in the agreement), he would also have been entitled to receive a prorated portion of his target incentive bonus for the fiscal year in which termination occurs and full acceleration of his stock options granted pursuant to the employment agreement.

DIRECTOR COMPENSATION—FISCAL 2008

The following table presents information regarding the compensation paid for fiscal 2008 to members of our Board of Directors who are not also our employees (referred to herein as “Non-Employee Directors”). The compensation paid to Messrs. Leza, McFarlane and Schmitt, each of whom served as our Chief Executive Officer and President during fiscal 2008, is presented above in the Summary Compensation Table and the related explanatory tables.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(1)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Guy W. Adams(4)	22,500	26,827	213,705	—	—	—	263,032
Pierre Guilbault(5)	15,000	34,501	38,210	—	—	—	87,711
Brian Hilton(5)	22,500	34,501	30,717	—	—	—	87,718
Juan (Oscar) Rodriguez	36,000	54,117	153,517	—	—	—	243,634
Pedro (Pete) P. Rodriguez(6)	35,250	54,117	124,605	—	—	—	213,972

(1)	The amounts reported in Columns (c) and (d) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal 2008 (disregarding any estimate of forfeitures related to service-based vesting conditions). None of our Non-Employee Directors forfeited any stock awards or option awards during fiscal 2008. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in “Note 12–Stock-Based Compensation” of the Notes to Consolidated Financial Statements, included as part of our Annual Report for fiscal 2008 filed on Form 10-K (or, for awards granted prior to fiscal 2008, the corresponding note in the our Form 10-K for the applicable fiscal year) and incorporated herein by reference.
(2)	The following table presents the number of outstanding and unexercised option awards and the number of unvested stock awards held by each of our Non-Employee Directors as of March 30, 2008.

Director	Number of Shares Subject to Outstanding Options as of 3/30/08	Number of Unvested Restricted Stock Units as of 3/30/08
Guy W. Adams	54,000	—
Pierre Guilbault	34,852	4,500
Brian Hilton	43,200	4,500
Juan (Oscar) Rodriguez	54,000	4,500
Pedro (Pete) P. Rodriguez	54,000	4,500

(3)	As described below, we granted Messrs. O. Rodriguez and P. Rodriguez awards of 4,500 restricted stock units at our 2007 Annual Meeting of Stockholders on October 11, 2007. Each of these awards had a value of $58,410 on the grant date. On August 27, 2007, we granted Messrs. Guilbault and Hilton awards of 4,500 restricted stock units in connection with their appointment to our Board of Directors. Each of these awards had a value of $58,140 on the grant date. We also granted Messrs. Guilbault and Hilton options to purchase 24,000 shares of our Common Stock on that date. Each of these awards had a value of $118,102 on the grant date. See footnote (1) for the assumptions used to value these awards.
(4)	Mr. Adams resigned as a member of our Board of Directors effective as of September 20, 2007. In connection with his resignation, our Board of Directors determined that Mr. Adams would vest in outstanding options to purchase 54,000 shares of our Common Stock and 4,500 restricted stock units. The amount reported for Mr. Adams in column (d) of the table above includes an expense of $190,833 recognized for financial statement reporting purposes for fiscal 2008 in connection with the accelerated vesting of the stock options.

(5)	Messrs. Guilbault and Hilton were each appointed as a member of our Board of Directors upon the acquisition of Sipex Corporation by the Company effective as of August 25, 2007.
(6)	Mr. P. Rodriguez was appointed as the Company’s Chief Executive Officer and President effective as of April 28, 2008.

Summary of Director Compensation

Compensation for Non-Employee Directors during fiscal 2008 generally consisted of an annual retainer, chairperson fees, and an annual equity award.

Annual Retainers and Chairperson Fees. We pay each Non-Employee Director an annual retainer of $30,000. The Chairperson of the Board receives an additional $20,000 annual retainer; the Chairperson of the Audit Committee receives an additional $15,000 annual retainer; the Chairperson of the Compensation Committee receives an additional $10,000 annual retainer; and the Chairperson of the Corporate Governance and Nominating Committee receives an additional $5,000 annual retainer.

We also reimburse Non-Employee Directors for documented expenses for travel and professional education incurred in connection with their duties as Directors of the Company.

Annual Equity Awards. Each of our Non-Employee Directors is granted an option to purchase 24,000 shares of our Common Stock upon being initially elected or appointed to our Board of Directors. These options have an exercise price equal to the closing price of our Common Stock on the grant date and will generally vest in three equal annual installments over the three-year period following the grant date. In addition, each Non-Employee Director is granted 4,500 restricted stock units upon being initially elected or appointed to our Board of Directors, and each Non-Employee Director continuing in office after an annual meeting of stockholders is granted 4,500 restricted stock units as of the annual meeting date (subject to proration if the Director was initially elected or appointed to our Board of Directors within the 12-month period preceding the grant date). The Director serving as Chairperson of the Board is granted an additional 2,250 restricted stock units at each annual meeting. These restricted stock unit awards will vest upon the earlier of the first anniversary of the grant date or the next annual meeting of stockholders and will be paid in shares of our Common Stock on a one-for-one basis upon vesting. Non-Employee Directors do not have the right to vote or dispose of the restricted stock units but do have the right to receive cash payments as dividend equivalents based on the amount of dividends (if any) paid to our stockholders. In addition to the grants described above, each of our Non-Employee Directors is eligible for additional discretionary award grants under the Exar 2006 Plan.

On October 11, 2007, each of our then serving Non-Employee Directors other than Messrs. Guilbault and Hilton (i.e., Messrs. McFarlane, O. Rodriguez and P. Rodriguez) was granted 4,500 restricted stock units. Mr. Leza, who was also a Non-Employee Director at the time of the grant, received 4,500 restricted stock units and an additional 2,250 restricted stock units for serving as Chairperson of the Board. On August 27, 2007, Messrs. Guilbault and Hilton each received grants of 4,500 restricted stock units and 24,000 options to purchase shares of our Common Stock upon their appointment to our Board of Directors in connection with our acquisition of Sipex Corporation.

Each of the awards described above was granted under, and is subject to the terms of, the Exar 2006 Plan. Our Board of Directors administers the Exar 2006 Plan as to Non-Employee Director awards and has the ability to interpret and make all required determinations under the Exar 2006 Plan, subject to plan limits. This authority includes making required proportionate adjustments to outstanding awards to reflect any impact resulting from various corporate events such as reorganizations, mergers and stock splits.

Director Stock Ownership Guidelines

The Company has adopted the following stock ownership guidelines for its Directors:

Director candidates, who have agreed to stand for election by the stockholders, or for election by our Board of Directors to fill a vacancy, are asked to purchase a nominal number of shares of our Common Stock (at least 1,000 shares). The shares should normally be acquired as follows:

1.	In the case of election by our Board of Directors to fill a vacancy on our Board of Directors, either before or within 30 days following such election; or

2.	In the case where a new candidate is to stand for election by the stockholders, the stock should be purchased upon nomination by our Board of Directors to stand for election by the stockholders.

Within three years of becoming a Director, each Director is expected to accumulate and thereafter continue to hold, a minimum of 14,500 shares of our Common Stock. Restricted stock grants from the Company are applied toward this goal. The shares must be held by the Director as an individual, or as part of a Family Trust.

It is intended that the guidelines be flexible where needed to avoid foreclosing viable candidates in appropriate circumstances.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 27, 2008:

•	each stockholder who is known by the Company to own beneficially more than 5% of the Company’s Common Stock;

•	each of our Named Executive Officers;

•	each of our Directors; and

•	all of our Directors and executive officers as a group.

Unless otherwise indicated, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 42,678,155 shares of Common Stock outstanding as of June 27, 2008. In computing the number and percentage of shares beneficially owned by a particular person, shares of Common Stock subject to options currently exercisable or exercisable within sixty (60) days after June 27, 2008 and restricted stock units for shares of Common Stock which are scheduled to vest and be distributed within sixty (60) days after June 27, 2008 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each person listed in the table below is c/o Exar Corporation, 48720 Kato Road, Fremont, California 94538.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Alonim Investments Inc.(2)	7,591,607	17.79%
1501 McGill College Avenue, 26th Floor
Montreal, Quebec, H3A 3N9

Dimensional Fund Advisors LP(3)	3,809,664	8.93%
1299 Ocean Avenue
Santa Monica, CA 90401

Royce & Associates, LLC(4)	3,426,839	8.03%
1414 Avenue of the Americas
New York, NY 10019

Renaissance Technologies LLC(5)	3,293,268	7.72%
800 Third Avenue
New York, NY 10022

T. Rowe Price Associates, Inc.(6)	3,264,150	7.65%
100 E. Pratt Street
Baltimore, Maryland 21202

Artis Capital Management, L.P.(7)	3,069,629	7.19%
One Market Plaza, Spear Street Tower, Suite 1700
San Francisco, CA 94105

Barclays Global Investors, NA(8)	2,419,467	5.67%
45 Fremont Street
San Francisco, CA 94105

Brian Hilton(9)	32,700	*

Richard L. Leza(10)	62,750	*

John S. McFarlane(11)	93,825	*

Juan (Oscar) Rodriguez(12)	41,500	*

Pedro (Pete) P. Rodriguez(13)	51,500	*

Gary Meyers(14)	4,000	*

Pierre Guilbault(15)	17,718	*

Ralph Schmitt	5,353	*

J. Scott Kamsler(16)	49,212	*

Thomas R. Melendrez(17)	198,440	*

Stephen W. Michael(18)	156,518	*

Edward Lam(19)	116,916	*

All current Directors and executive officers as a group (14 persons)(20)	873,546	2.01%

*	Represents beneficial ownership of less than one percent of the Common Stock.
(1)	This table is based on information supplied by the executive officers, Directors, and principal stockholders and on Schedules 13D, 13G and 13G/A filed with the SEC.
(2)	Based on a Schedule 13D filed with the SEC on September 4, 2007, Alonim Investments Inc. (“Alonim”) owned beneficially and of record, as of August 25, 2007, 7,591,607 shares of Common Stock through its wholly owned affiliate, Rodfre Holdings LLC. Each of Alonim, Robmilco Holdings Ltd. (“Robmilco”) and Robert G. Miller reported sole voting power and sole dispositive power with respect to such shares. As of August 25, 2007, Robmilco, a shareholder of Alonim, had no direct beneficial ownership and its only indirect beneficial ownership is as reported by Alonim; Robert G. Miller is the majority shareholder of Robmilco. Robert G. Miller, the sole director and president of Alonim, may be deemed to share the power to vote or direct the voting of and to dispose or direct the disposition of such shares as a result of his management position with Alonim. Alonim and its affiliates disclaim beneficial ownership of 150,277 shares held by Joie Investment Holding LLC (“Joie”). Rodney H. Miller, one of the beneficiaries of a trust that is a shareholder of Alonim, and MJM Publicity Ltd. beneficially own, respectively, 77.77% and 22.227% of the voting stock of the parent company of Joie. Rodney H. Miller shares with MJM Publicity Ltd. the power to vote and to dispose of the 150,277 shares of Common Stock held through Joie. In addition, Alonim and its affiliates disclaim beneficial ownership of 13,218 shares subject to outstanding options granted to Pierre Guilbault, which were exercisable on June 27, 2008, or within 60 days after that date, and restricted stock units for 4,500 shares which are scheduled to vest and be distributed within 60 days after June 27, 2008. Mr. Guilbault is an executive officer of Future Electronics Inc., an affiliate of Alonim. The address provided in the filing for Robmilco is the same as the address provided in the filing for Alonim and such address is noted in the table above. The residential address provided in the filing for Robert G. Miller is 78 Summit Crescent, in Montreal (Westmount), Quebec, Canada.
(3)	Based on a Schedule 13G/A filed with the SEC on February 6, 2008, Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) (“Dimensional”) reported sole voting power and sole dispositive power with respect to 3,809,664 shares of Common Stock. Dimensional disclaims beneficial ownership of such shares.
(4)	Based on a Schedule 13G/A filed with the SEC on January 28, 2008, Royce & Associates, LLC (“Royce”) reported sole voting power and sole dispositive power with respect to 3,426,839 shares of Common Stock.
(5)	Based on a Schedule 13G filed with the SEC on February 13, 2008, Renaissance Technologies LLC (“Renaissance”) and James H. Simons each reported sole voting power and sole dispositive power with respect to 3,293,268 shares of Common Stock beneficially owned by Renaissance. Mr. Simons is a control person of Renaissance.
(6)	Based on a Schedule 13G filed with the SEC on February 13, 2008, T. Rowe Price Associates, Inc. (“T. Rowe”) reported sole voting power with respect to 781,100 shares of Common Stock and sole dispositive power with respect to 3,264,150 shares of Common Stock.
(7)	Based on a Schedule 13G filed with the SEC on February 14, 2008, Artis Capital Management, L.P. (“Artis”), Artis Capital Management, Inc. (“Artis Inc.”) and Stuart L. Peterson each reported shared voting power and shared dispositive power with respect to 3,069,629 shares of Common Stock. Artis, Artis Inc. and Mr. Peterson each expressly disclaims membership in a group. Artis is a registered investment adviser and is the investment adviser of investment funds that hold such shares for the benefit of the investors in those funds. Artis Inc. is the general partner of Artis. Mr. Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc. Each of Artis, Artis Inc. and Mr. Peterson disclaims beneficial ownership of such shares, except to the extent of that person’s pecuniary interest therein.
(8)

Based on a Schedule 13G/A filed with the SEC on January 22, 2008, Barclays Global Investors, NA (“BGIN”) reported sole voting power with respect to 849,863 shares of Common Stock and sole dispositive power with respect to 986,734 shares of Common Stock, Barclays Global Fund Advisors (“BGFA”) reported sole voting power with respect to 971,634 shares of Common Stock and sole dispositive power with respect to 1,376,492 shares of Common Stock and Barclays Global Investors, Ltd (“BGIL”) reported sole voting power with respect to 6,600 shares of Common Stock and sole dispositive power with respect to 56,241 shares of Common Stock. The address provided in the filing for BGFA is the same as the address provided in the filing for BGIN and such address is noted in the table above. The address provided in the filing for BGIL is Murray House, 1 Royal Mint Court, London EC3N 4HH.
(9)	Includes 27,200 shares subject to outstanding options granted to Mr. Hilton, which were exercisable on June 27, 2008, or within 60 days after that date, and restricted stock units for 4,500 shares which are scheduled to vest and be distributed within 60 days after June 27, 2008.
(10)	Includes 36,000 shares subject to outstanding options granted to Mr. Leza, which were exercisable on June 27, 2008, or within 60 days after that date. Excludes 6,750 unvested restricted stock units.
(11)	Includes 77,825 shares subject to outstanding options granted to Mr. McFarlane, which were exercisable on June 27, 2008, or within 60 days after that date. Excludes 4,500 unvested restricted stock units.
(12)	Includes 36,000 shares subject to outstanding options granted to Mr. O. Rodriguez, which were exercisable on June 27, 2008, or within 60 days after that date. Excludes 4,500 unvested restricted stock units.
(13)	Includes 36,000 shares subject to outstanding options granted to Mr. P. Rodriguez, which were exercisable on June 27, 2008, or within 60 days after that date. Excludes 4,500 unvested restricted stock units.
(14)	Excludes 1,125 unvested restricted stock units.
(15)	Includes 13,218 shares subject to outstanding options granted to Mr. Guilbault, which were exercisable on June 27, 2008, or within 60 days after that date, and restricted stock units for 4,500 shares which are scheduled to vest and be distributed within 60 days after June 27, 2008. Mr. Guilbault is an executive officer of Future Electronics Inc., an affiliate of Alonim Investments Inc., and therefore may be deemed to beneficially own the shares listed in the table for Alonim Investments Inc. Mr. Guilbault disclaims beneficial ownership of those shares and of the 150,277 shares owned by Joie Investment Holding LLC described in footnote (2) above.
(16)	Includes 34,375 shares subject to outstanding options granted to Mr. Kamsler, which were exercisable on June 27, 2008, or within 60 days after that date. Excludes 31,709 unvested restricted stock units.
(17)	Includes 184,500 shares subject to outstanding options granted to Mr. Melendrez, which were exercisable on June 27, 2008, or within 60 days after that date. Excludes 26,834 unvested restricted stock units.
(18)	Includes 118,000 shares subject to outstanding options granted to Mr. Michael, which were exercisable on June 27, 2008, or within 60 days after that date, and restricted stock units for 4,000 shares which are scheduled to vest and be distributed within 60 days after June 27, 2008. Excludes 24,834 unvested restricted stock units.
(19)	Includes 100,880 shares subject to outstanding options granted to Mr. Lam, which were exercisable on June 27, 2008, or within 60 days after that date.
(20)	Includes 695,881 shares subject to outstanding options exercisable on June 27, 2008, or within 60 days after that date, and restricted stock units for 15,000 shares scheduled to vest and be distributed within 60 days after June 27, 2008, including those identified in footnotes (9), (10), (11), (12), (13), (15), (16), (17), and (18). Excludes 164,086 unvested restricted stock units, including those identified in footnotes (10), (11), (12), (13), (14), (16), (17) and (18).

Equity Compensation Plan Information

The following table sets forth information, as of March 30, 2008, concerning shares of our Common Stock authorized for issuance under all of the Company’s equity compensation plans. The Company maintains the following plans: the Exar Corporation 1996 Non-Employee Directors’ Stock Option Plan (the “Exar Director Plan”), the Exar Corporation 1997 Equity Incentive Plan (the “Exar 1997 Plan”), the Exar Corporation 2000 Equity Incentive Plan (the “Exar 2000 Plan”) and the Exar 2006 Plan. Other than the Exar 2000 Plan, each of these plans has been approved by the Company’s stockholders. In addition, pursuant to its merger with Sipex Corporation, the Company assumed the following plans: the Sipex Corporation 1997 Stock Option Plan (the “Sipex 1997 Plan”), the Sipex Corporation 1999 Stock Plan (the “Sipex 1999 Plan”), the Sipex Corporation 2000 Non-Qualified Stock Option Plan (the “Sipex 2000 Plan”), the Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan (the “Sipex 2002 Plan”) and the Sipex 2006 Plan. Other than the Sipex 2000 Plan and the Sipex 2002 Plan, each of these plans was approved by the stockholders of Sipex Corporation.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by Stockholders	2,071,874	(1)	$13.42	(2)	4,766,809	(3)
Equity compensation plans not approved by Stockholders	2,375,767	(4)	$15.53		153,479	(5)
Total	4,447,641		$14.63		4,920,288

(1)	Of these shares, 301,539 were subject to stock options granted under the Exar Director Plan (with a weighted average exercise price per share of $13.90), 390,742 were subject to stock options granted under the Exar 1997 Plan (with a weighted average exercise price per share of $13.18), 796,212 were subject to stock options granted under the Exar 2006 Plan (with a weighted average exercise price per share of $11.83), 131,944 were subject to stock options granted under the Sipex 1999 Plan (with a weighted average exercise price per share of $22.89), and 146,504 were subject to stock options granted under the Sipex 2006 Plan (with a weighted average exercise price per share of $13.18). In addition, this number includes 304,933 shares that were subject to outstanding stock unit awards granted under the Exar 2006 Plan. Our authority to grant new awards under the Exar Director Plan and the Exar 1997 Plan terminated on September 7, 2006. This number and the number reflected in column (b) do not include 943,589 shares that were subject to stock options assumed by the Company that were outstanding under the Sipex 1997 Plan or that were subject to grants not made under a plan at the time of the Company’s merger with Sipex Corporation (with a weighted average exercise price per share of $7.08).
(2)	This dollar number does not reflect the outstanding stock unit awards granted under the Exar 2006 Plan.
(3)	Of these shares, 4,201,926 were available for award grants under the Exar 2006 Plan, 213,473 were available for award grants under the Sipex 1999 Plan, and 351,410 were available for award grants under the Sipex 2006 Plan. The shares available for awards under these plans are, subject to certain other limits under the applicable plan, generally available for any type of award authorized under that plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards.
(4)	Of these shares, 2,142,866 were subject to stock options granted under the Exar 2000 Plan (with a weighted average exercise price per share of $16.33), 49,117 were subject to stock options granted under the Sipex 2000 Plan (with a weighted average exercise price per share of $6.61), and 183,784 were subject to stock options granted under the Sipex 2002 Plan (with a weighted average exercise price per share of $8.54). Our authority to grant new awards under the Exar 2000 Plan terminated on September 7, 2006.
(5)	Of these shares, 51,672 were available for award grants under the Sipex 2000 Plan, and 101,807 were available for award grants under the Sipex 2002 Plan.

Equity Compensation Plans Not Approved by Stockholders

Exar 2000 Plan. In September 2000, our Board of Directors approved the Exar 2000 Plan. The Exar 2000 Plan is administered by our Board of Directors or a committee of our Board of Directors (“Committee”) and provides for the grant of non-statutory options, stock bonuses, rights to purchase restricted stock, or a combination of the foregoing (collectively “Stock Awards”) to employees and consultants in our service or in the service of our affiliates. Options granted under the Exar 2000 Plan have an exercise price that is not less than the fair market value of our Common Stock on the date of grant. The Exar 2000 Plan provides that vested options may generally be exercised for (a) three months after termination of service other than due to death or disability, (b) twelve months after termination of service as a result of disability, or (c) eighteen months after termination of service as a result of death. The Exar 2000 Plan permits options to be exercised with cash, other shares of our Common Stock, or any other form of legal consideration acceptable to our Board of Directors or Committee. In the event of (i) a dissolution or liquidation, (ii) a merger or consolidation in which we are not the surviving corporation, (iii) a reverse merger in which we are the surviving corporation, but the shares of our Common Stock outstanding immediately preceding the merger are converted into other property, or (iv) any other capital reorganization in which more than 50% of our shares entitled to vote are exchanged, excluding in each case a capital reorganization in which the purpose is to change the state of our incorporation, the Exar 2000 Plan provides that each outstanding stock award will fully vest and become exercisable for a period of at least ten (10) days. Outstanding stock awards that are not exercised prior to the occurrence of any of the listed events will terminate on the date of such event, unless the successor corporation assumes such awards.

Sipex 2000 Plan and Sipex 2002 Plan. The Sipex 2000 Plan was adopted by the Sipex board of directors on October 31, 2000, and the Sipex 2002 Plan was adopted by the Sipex board of directors on September 21, 2001. Pursuant to the merger, we assumed the options that were outstanding under these plans at the time of the merger and have the authority to make grants under these plans after the merger. Under the terms of these plans and as provided under the applicable listing exchange rules, our Board of Directors or Committee may grant nonqualified stock options to individuals employed by Sipex or its subsidiaries on or after the merger date and other eligible persons not employed by us or our subsidiaries at the time of the merger. Our Board of Directors or Committee determines the purchase price for any shares of our Common Stock subject to an option granted under these plans, the vesting schedule (if any) applicable to each grant, the term of each grant, and the other terms and conditions of each grant, in each case subject to the limitations of the applicable plan. Generally, options granted under these plans may not be for a term of more than ten years and, subject to limited exceptions, the exercise price of those options may not be less than the fair market value of the stock subject to the award at the time of the grant.

The Sipex 2000 Plan provides that vested options may generally be exercised for (a) three months after termination of service other than as a result of death or disability, or (b) 180 days after termination of service as a result of death or disability. The Sipex 2002 Plan provides that vested options may generally be exercised for (a) three months after termination of service other than due to death or disability, or (b) six months after termination of service as a result of disability or death. Each of these plans permits options to be exercised with cash, other shares of our Common Stock, or any other form of legal consideration acceptable to our Board of Directors or Committee. Our Board of Directors or Committee has the authority to accelerate the vesting of any option under these plans. In the event of a consolidation, merger, or asset sale, the board of directors of any entity assuming these plans shall, as to any outstanding options, either (i) make appropriate provision for the continuation of such options, (ii) provide that such options must be exercised within a specified period time, at the conclusion of which any unexercised options will terminate, or (iii) terminate all options in exchange for a cash payment.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have entered into arrangements with some of our executive officers and Directors, all of which are discussed under Part III, Item 11 above and are incorporated herein by reference.

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

Mr. Pierre Guilbault, one of the Company’s Directors, is an executive officer of Future Electronics Inc. (“Future Electronics”), the Company’s largest distributor. Mr. Guilbault joined the Company’s Board of Directors on August 25, 2007 in connection with the Company’s acquisition of Sipex Corporation. During fiscal 2008, $21.8 million, or approximately 24%, of the Company’s revenue was derived from Future Electronics. The Company’s Audit Committee has reviewed the Company’s business relationship with Future Electronics and considered it in light of Mr. Guilbault’s membership on the Company’s Board of Directors, and has approved such business relationship and authorized the Company to continue to do business with Future Electronics. The Audit Committee will continue to monitor this business relationship. Mr. Guilbault is not an “independent director” under the listing standards of The NASDAQ Global Market as a result of the business relationship between the Company and Future Electronics. Future Electronics is also an affiliate of the Company’s largest stockholder, Alonim Investments Inc., which beneficially owns shares of our Common Stock through its wholly owned affiliate, Rodfre Holdings LLC as described in Part III, Item 12 above under “Security Ownership of Certain Beneficial Owners and Management.”

Under our related party transaction policies and procedures, information about transactions involving related persons is assessed by the Audit Committee. Related persons include (i) any of our Directors, executive officers and nominees for Director, (ii) any beneficial owner of more than 5% of any class of our voting securities, (iii) any immediate family member of the foregoing persons, or (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or in which all the related persons, in the aggregate, have a 10% or greater beneficial ownership interest. If the determination were made that a related person has a material interest in any Company transaction (a “related party transaction”), then the Audit Committee would review, approve, ratify or, at its discretion, take other action with respect to the transaction. Any related party transaction would be disclosed to the extent required by SEC rules.

The Board has determined that each of Messrs. Hilton, Meyers and O. Rodriguez is an “independent director” under applicable SEC rules and the listing standards of The NASDAQ Global Market. The Board has also determined that with Messrs. Leza and McFarlane ceasing to be acting Chief Executive Officer and President (Interim) upon the appointment of Mr. Schmitt and Mr. P. Rodriguez, respectively, as Chief Executive Officer and President, that Messrs. Leza and McFarlane are now each independent under the listing standards of The NASDAQ Global Market in accordance with IM-4200 issued under Rule 4200 of its Marketplace Rules in that Mr. Leza’s and Mr. McFarlane’s respective interim employment as an executive officer did not extend beyond one year and that such interim employment and compensation received would not interfere with Mr. Leza’s or Mr. McFarlane’s exercise of independent judgment in carrying out the responsibilities of a Director. In addition, all Directors serving on the Audit Committee, Corporate Governance and Nominating Committee, and the Compensation Committee are independent under applicable SEC rules, the listing standards of The NASDAQ Global Market and any other relevant independence standards with independence requirements for committees of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Accountant

The following table shows the fees paid or accrued by us for audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2007 and 2008:

Description of Services	2008	2007
Audit Fees	$1,966,300	$894,893
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	$1,500

Total	$1,966,300	$896,393

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements and the audit of internal control over financial reporting for fiscal years 2007 and 2008 and the management’s assessment of internal control over financial reporting for fiscal year 2007, quarterly review of financial statements included in our Form 10-Q, and audit services provided in connection with other regulatory filings with the SEC. The increase in audit fees for fiscal year 2008 as compared to fiscal year 2007 was related to additional work surrounding the Company’s merger with Sipex Corporation in August 2007.

Audit-Related Fees. Audit-Related Fees include professional services reasonably related to the audit or review of our financial statements, including but not limited to, consultation on accounting standards or transactions and audits of employee benefit plans.

Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning, including but not limited to, the preparation of federal and state tax returns.

All Other Fees. All Other Fees for fiscal year 2007 include professional services related to non-audit related consulting services.

Financial Information Systems Design and Implementation Fees. We did not engage PricewaterhouseCoopers LLP to provide advice to us regarding financial information systems design and implementation during fiscal year 2008.

Audit Committee Pre-Approval Policies and Procedures

The charter of our Audit Committee requires that the Audit Committee pre-approve all audit and non-audit services provided to us by the independent auditors or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible. All of the fiscal 2008 audit fees were pre-approved by the Audit Committee of our Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.

Exhibit Footnote	Exhibit Number	Description
(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ PEDRO (PETE) P. RODRIGUEZ
Pedro (Pete) P. Rodriguez
Chief Executive Officer and President (Principal Executive Officer)

Date: July 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PEDRO (PETE) P. RODRIGUEZ (Pedro (Pete) P. Rodriguez)	Chief Executive Officer, President and Director (Principal Executive Officer)	July 28, 2008

* (Pierre G. Guilbault)	Director	July 28, 2008

* (Brian Hilton)	Director	July 28, 2008

* (Richard L. Leza)	Chairman of the Board	July 28, 2008

* (John McFarlane)	Director	July 28, 2008

* (Gary Meyers)	Director	July 28, 2008

* (Juan (Oscar) Rodriguez)	Director	July 28, 2008

* /s/ PEDRO (PETE) P. RODRIGUEZ (Pedro (Pete) P. Rodriguez) Attorney-in-Fact	Chief Executive Officer, President and Director (Principal Executive Officer)	July 28, 2008

EXHIBIT INDEX

Exhibit Footnote		Exhibit Number	Description
(a	)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a	)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.