Form 10-Q
period 2008-06-29
EXAR CORP
filed 2008-08-08
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)             Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 27, 2008, 42,708,044 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 19,835,425 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 29, 2008	March 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$139,986	$122,016
Short-term marketable securities	118,565	146,844
Accounts receivable (net of allowances of $492 and $714)	9,923	9,943
Accounts receivable, related party (net of allowances of $1,241 and $1,421)	3,609	3,712
Inventories	14,407	14,201
Interest receivable and prepaid expenses	4,162	3,889
Deferred income taxes, net	487	507

Total current assets	291,139	301,112
Property, plant and equipment, net	45,317	46,130
Goodwill	47,335	47,626
Intangible assets, net	24,449	26,019
Other non-current assets	3,529	3,333

Total assets	$411,769	$424,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,574	$8,801
Accrued compensation and related benefits	5,766	5,744
Deferred income and allowance on sales to distributors	3,255	3,253
Deferred income and allowance on sales to distributors, related party	9,435	9,118
Other accrued expenses	8,743	8,136

Total current liabilities	36,773	35,052
Long-term lease financing obligations	15,981	16,379
Other non-current obligations	1,725	1,712

Total liabilities	54,479	53,143

Commitments and contingencies (Notes 14 and 15)
Total stockholders’ equity
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 42,678,155 and
43,928,762 shares issued and outstanding at June 29, 2008 and March 30, 2008, respectively (net of treasury shares)	4	4
Additional paid-in capital	705,030	702,218
Accumulated other comprehensive income	647	1,873
Treasury stock at cost, 19,835,425 and 18,288,021 shares at June 29, 2008 and March 30, 2008, respectively	(248,450)	(235,538)
Accumulated deficit	(99,941)	(97,480)

Total stockholders’ equity	357,290	371,077

Total liabilities and stockholders’ equity	$411,769	$424,220

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 29, 2008	June 30, 2007
Net sales	$20,171	$13,399
Net sales, related party	12,040	3,702

Total net sales	32,211	17,101

Cost of sales:
Cost of sales	10,939	4,463
Cost of sales, related party	5,847	1,041
Amortization of purchased intangible assets	955	240

Total cost of sales	17,741	5,744

Gross profit	14,470	11,357

Operating expenses:
Research and development	8,092	6,058
Selling, general and administrative	11,301	5,531

Total operating expenses	19,393	11,589
Loss from operations	(4,923)	(232)
Other income and expense, net:
Interest income and other, net	2,670	4,497
Interest expense	(331)	—

Total other income and expense, net	2,339	4,497
Income (loss) before income taxes	(2,584)	4,265
Benefit from income taxes	(123)	(346)

Net income (loss)	$(2,461)	$4,611

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.06)	$0.13

Diluted earnings (loss) per share	$(0.06)	$0.13

Shares used in the computation of earnings (loss) per share:
Basic	42,973	35,998

Diluted	42,973	36,134

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 29, 2008	June 30, 2007
Cash flows from operating activities:
Net income (loss)	$(2,461)	$4,611
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,479	1,337
Deferred income taxes	—	112
Stock-based compensation expense	1,359	761
Provision (reversal of) for sales returns and allowances	(223)	834
Tax benefits from stock plans	—	364
Changes in operating assets and liabilities:
Accounts receivable	346	(2,330)
Inventories	(239)	65
Prepaid expenses and other assets	(436)	(820)
Accounts payable	773	(400)
Other accrued expenses	499	(105)
Income taxes payable	—	(2,131)
Deferred income and allowance on sales to distributors	610	—
Accrued compensation and related benefits	22	228

Net cash provided by operating activities	3,729	2,526

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property	(990)	(332)
Purchases of short-term marketable securities	(20,871)	(175,364)
Proceeds from sales and maturities of short-term marketable securities	47,818	132,492
Contributions to long-term investments, net	—	(255)
Acquisition costs related to pending Sipex acquisition	—	(940)

Net cash provided by (used in) investing activities	25,957	(44,399)

Cash flows from financing activities:
Repurchase of common stock	(12,913)	(3,988)
Proceeds from issuance of common stock	1,487	733
Repayment of lease financing obligations	(290)	—

Net cash used in financing activities	(11,716)	(3,255)
Effect of exchange rate changes on cash	—	(15)

Net increase (decrease) in cash and cash equivalents	17,970	(45,143)
Cash and cash equivalents at the beginning of period	122,016	119,809

Cash and cash equivalents at the end of period	$139,986	$74,666

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

In December 2007, we changed our fiscal year end from a fiscal year ending as of the last day of March to a 52-53 week fiscal year ending on the Sunday closest to March 31. As part of this change, each fiscal quarter also ends on the Sunday closest to the end of the corresponding calendar quarter. The first fiscal quarters of 2009 and 2008 included 91 days from March 31, 2008 to June 29, 2008 and April 1, 2007 to June 30, 2007, respectively.

On August 25, 2007, we acquired Sipex Corporation (“Sipex”) through the merger of Sipex and a subsidiary of Exar. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

Basis of Presentation and Use of Management Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and include Exar and its wholly-owned subsidiaries. This financial information reflects all adjustments, which are, in our opinion, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 30, 2008 condensed consolidated balance sheet was derived from the audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States. All significant inter-company transactions and balances have been eliminated.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended March 30, 2008 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended June 29, 2008 are not necessarily indicative of the results to be expected for any future period.

Certain amounts previously reported have been reclassified to conform to the presentation of the fiscal year of 2009.

NOTE 2. ACCOUNTING POLICIES

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”), and other guidance under U.S. GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of the adoption of FSP 142-3 on our financial position, results of operations and liquidity.

In December 2007, the FASB issued FAS 141R, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. We are currently evaluating the impact of implementing FAS 141R on our financial position, results of operations and liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. On March 31, 2008, the first day of our fiscal year 2009, we adopted FAS 159 and the adoption had no material impact on our financial position, results of operations and liquidity.

Effective March 31, 2008, we adopted the Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The adoption of FAS 157 for financial assets and financial liabilities had no material impact on our financial position, results of operations and liquidity. We are currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on our financial position, results of operations and liquidity.

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our financial assets and financial liabilities recorded at fair value have been categorized based upon the following three levels of inputs in accordance with FAS 157:

Level 1 – Unadjusted quoted prices in active market that are accessible at the measurement date for identical, unrestricted assets or liabilities. Our investments in marketable securities and money market funds that are traded in active exchange markets, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets are classified under level 1.

Level 2 – Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our investments in U.S. government and agency securities, commercial paper, corporate and municipal debt securities and asset-backed and collateralized-backed securities are traded less frequently than exchange traded securities and are valued using inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. These instruments are classified within level 2.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We held no financial assets or liabilities that are classified within level 3.

The following table summarizes assets measured at fair value on a recurring basis as of June 29, 2008 (in thousands):

Assets	Total	Level 1	Level 2
Money market funds	$31,255	$31,255	$—
U.S. treasury securities	7,523	7,523	—
Other cash equivalent securities	107,608	—	107,608
Other short-term securities	111,042	—	111,042

Total financial instruments owned	$257,428	$38,778	$218,650

At the end of the first fiscal quarter of 2009, there was approximately $0.7 million of net unrealized gains from level 1 and level 2 securities that were recorded in the “Accumulated other comprehensive income” line item in the condensed consolidated balance sheet.

NOTE 3. BUSINESS COMBINATION

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

The merger was accounted for as a purchase in accordance to FAS 141. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

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

The purchase price has been adjusted during the first fiscal quarter of 2009 as follows (in thousands):

	As of March 30, 2008	Adjustments	As of June 29, 2008
Cash	$1,122		$1,122
Accounts receivable	5,720		5,720
Inventory	12,245		12,245
Other assets	2,056		2,056
Property, plant and equipment	19,883		19,883
Accounts payable	(6,439)		(6,439)
Other liabilities	(10,530)	291	(10,239)
Long-term financing obligations and others	(18,470)		(18,470)

Net tangible assets acquired	5,587		5,878
Identifiable intangible assets	60,600		60,600
In-process research and development	8,800		8,800
Fair value of unvested options assumed	4,811		4,811
Goodwill	170,940	(291)	170,649

Total estimated purchase price	$250,738		$250,738

We recorded an adjustment to reduce goodwill by $291,000 during the first fiscal quarter of 2009. This adjustment reduced the allowance for sales returns and volume price discounts for Sipex’s products in the distribution channel, which was initially estimated on the Sipex merger date.

During the fiscal year ended March 30, 2008, we recorded a goodwill impairment loss of approximately $128.5 million associated with the Sipex merger.

Pro Forma Financial Information

The following unaudited pro forma financial information was based on the respective historical financial statements of Exar and Sipex. The unaudited pro forma financial information reflected the consolidated results of operations as if the merger of Sipex occurred at the beginning of the period and included the amortization of the resulting identifiable acquired intangible assets, effects of the estimated write-up of Sipex inventory to fair value on cost of goods sold, the exclusion of interest expense on Sipex’s senior convertible notes and stock-based compensation expenses. These unaudited pro forma financial information adjustments reflected their related tax effects. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Exar and Sipex been a consolidated entity during the period presented (in thousands except per share information):

Three Months Ended June 30, 2007
Pro forma net sales	$35,520
Pro forma net loss	$(14,383)
Pro forma basic and diluted net loss per share	$(0.27)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

During the fiscal year ended March 30, 2008, we recorded a goodwill impairment loss of approximately $128.5 million associated with the Sipex merger.

The change in the carrying amount of goodwill for the first fiscal quarter of 2009 was as follows (in thousands):

Amount
Balance as of March 30, 2008	$47,626
Goodwill adjustment	(291)

Balance as of June 29, 2008	$47,335

We recorded an adjustment to reduce goodwill by $291,000 during the first fiscal quarter of 2009. This adjustment reduced the allowance for sales returns and volume price discounts for Sipex’s products in the distribution channel, which was initially estimated on the Sipex merger date.

Intangible Assets

As of June 29, 2008 and June 30, 2007, respectively, our purchased intangible assets were as follows (in thousands):

	June 29, 2008			June 30, 2007
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$26,673	$(7,817)	$18,856	7,379	(2,194)	5,185
Patents/Core technology	3,159	(916)	2,243	0	0	0
Customer backlog	340	(340)	—	0	0	0
Distributor relationships	2,539	(630)	1,909	0	0	0
Customer relationships	1,647	(353)	1,294	0	0	0
Tradenames/Trademarks	263	(116)	147	0	0	0

	$34,621	$(10,172)	$24,449	7,379	(2,194)	5,185

(1)	During the fiscal year ended March 30, 2008, we recorded an intangible asset impairment loss of approximately $36.7 million associated with Sipex intangible assets.

The aggregate amortization expenses for our purchased intangible assets for the first fiscal quarters of 2009 and 2008 were as follows (in thousands):

	Weighted Average Lives	Three Months Ended
		June 29, 2008	June 30, 2007
	(in months)	(in thousands)
Existing technology	50	$1,300	$317
Patents/Core technology	60	135	—
Distributor relationships	72	92	—
Customer relationships	84	53	—
Tradenames/Trademarks	36	17	—

Total		$1,597	$317

The estimated future amortization expenses for our purchased intangible assets were summarized below (in thousands):

Amortization Expense (by fiscal year)
Remainder of 2009	$4,687
2010	6,249
2011	5,482
2012	3,483
2013	3,129
2014 and thereafter	1,419

$24,449

NOTE 5. RELATED PARTY TRANSACTIONS

Affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.7 million shares or approximately 18% of our outstanding common stock as of June 29, 2008. As such, Alonim is our largest stockholder.

Our sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 37% and 22% of our total net sales for the first fiscal quarters of 2009 and 2008, respectively.

We reimbursed Future for approximately $9,000 and $4,000 of expenses for marketing promotional materials for the first fiscal quarters of 2009 and 2008, respectively.

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

The following table set forth restructuring liabilities which were included in other accrued expenses on the balance sheet, and the activities affecting the liabilities for the first fiscal quarter of 2009 (in thousands):

	Facility costs	Severance costs	Total restructuring liabilities
Balance at March 30, 2008	$491	$200	$691
Utilization	(36)	—	(36)

Balance at June 29, 2008	$455	$200	$655

For the first fiscal quarter of 2009, we utilized approximately $36,000 restructuring reserve, primarily related to our unused space at one of our international offices. The remaining balance of approximately $455,000 was expected to be paid during the remaining terms of the lease contracts which extend through 2012.

NOTE 7. INVENTORIES

Our inventories consisted of the following (in thousands):

	June 29, 2008	March 30, 2008
Work-in-process	$7,176	$8,775
Finished goods	7,231	5,426

Inventories	$14,407	$14,201

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment consisted of the following (in thousands):

	June 29, 2008	March 30, 2008
Land	$11,960	$11,960
Buildings	22,624	22,584
Machinery and equipment	66,024	65,215

Property, plant and equipment, total	100,608	99,759
Accumulated depreciation and amortization	(55,291)	(53,629)

Property, plant and equipment, net	$45,317	$46,130

NOTE 9. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”). Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock, unvested restricted stock units (“RSU”) and restricted stock awards (“RSA”) were exercised or converted into common stock by using the treasury stock method.

A summary of our earnings (loss) per share for the first fiscal quarters of 2009 and 2008 was as follows (in thousands, except per share amounts):

	Three Months Ended
	June 29, 2008	June 30, 2007
Net income (loss)	$(2,461)	$4,611

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic earnings (loss) per share	42,973	35,998
Dilutive effect of stock options and restricted stock units	—	136

Shares used in computation of diluted earnings (loss) per share	42,973	36,134

Earnings (loss) per share - basic and diluted	$(0.06)	$0.13

For the first fiscal quarter of 2009, as we incurred a net loss, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Approximately 260,000 shares of options and RSUs for the first fiscal quarter of 2009 were excluded from our loss per share calculation under the treasury method. Had we had income for the period, our diluted shares would have increased by the aforementioned amounts.

For the first fiscal quarter of 2009, approximately 5.0 million options to purchase shares of common stock, at exercise prices ranging from $7.19 to $86.10, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Approximately 280,000 warrants outstanding at exercise price of $9.63 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Unvested RSU of approximately 96,000 with a grant date fair value of $8.16 were outstanding at June 29, 2008 and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

For the first fiscal quarter of 2008, approximately 3.7 million options to purchase shares of common stock, at exercise prices ranging from $12.09 to $54.75, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive under the treasury stock method.

Our application of the treasury stock method includes assumed cash proceeds from option exercised, the average unamortized stock-based compensation expense for the period, and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

NOTE 10. COMMON STOCK REPURCHASES

We acquire outstanding common stock in the open market to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. We may continue to utilize our stock purchase program described below, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. The 2007 SRP was in addition to a share repurchase plan announced in March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock.

During the first fiscal quarter of 2009, we repurchased a total of 1.5 million shares of our common stock at an aggregate cost of $12.9 million under the 2007 SRP.

During the first fiscal quarter of 2008, we repurchased a total of 0.3 million shares of our common stock at an aggregate cost of $4.0 million under the 2001 SRP. In addition, we repurchased 10,000 shares at an aggregate cost of $1 from a former executive officer pursuant to a restricted stock purchase agreement.

The shares repurchased under the 2001 SRP fully utilized the $40 million authorization in the fiscal year of 2008. As of June 29, 2008, the remaining authorized amount for the stock repurchase under the 2007 SRP was $12.3 million with no termination date.

NOTE 11. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory under the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”).

We are authorized to issue 4.5 million shares of common stock under our ESPP. There were approximately 1,651,000 and 1,688,000 shares of common stock reserved for future issuance under our ESPP at the end of the first fiscal quarters of 2009 and 2008, respectively.

For the first fiscal quarters of 2009 and 2008, we issued 12,463 and 9,043 shares, respectively, at weighted average prices of $7.85 and $12.85, respectively, to the participating employees.

Stock Option Plans

We currently have five stock options plans: an Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and four other option plans assumed upon merger with Sipex: 1999 Stock Plan, 2000 Non-Qualified Stock Option Plan, Amended and Restated 2002 Non-Statutory Stock Option Plan and 2006 Equity Incentive Plan (collectively, the “Sipex Plans”).

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. Restricted stock units granted under the 2006 Plan are counted against authorized shares available for future issuance on a two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of the combined company hired after the merger. At June 29, 2008, there were approximately 3.7 million shares available for future grant under all our stock option plans.

As of June 29, 2008, there were approximately 5.6 million options outstanding under all stock option plans. As of June 30, 2007, there were approximately 4.9 million options outstanding under all stock option plans.

A summary of stock option transactions for all stock option plans during the first fiscal quarter of 2009 is presented below:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at March 30, 2008	5,086,297	$13.23	3.85	$2,383,110
Options granted	1,395,375	8.43
Options exercised	(273,984)	5.07
Options cancelled	(405,202)	19.44
Options forfeited	(209,983)	9.76

Balance at June 29, 2008	5,592,503	$12.11	4.52	$1,093,501

Vested and expected to vest, June 29, 2008	5,204,432	$12.27	4.36	$1,064,941

Vested and exercisable, June 29, 2008	3,065,790	$13.91	2.84	$932,778

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which was based on the closing price of our common stock at June 29, 2008 and March 30, 2008, respectively. These were the values which would have been received by option holders if all option holders exercised their options as of that date.

The total number of in-the-money options vested and exercisable was 0.6 million and 2.2 million for the first fiscal quarters of 2009 and 2008, respectively.

Total unrecognized stock-based compensation cost was $5.9 million at June 29, 2008, which was expected to be recognized over a weighted average period of 3.20 years. Total unrecognized stock-based compensation cost was $5.0 million at June 30, 2007, which was expected to be recognized over a weighted average period of 2.68 years.

Restricted Stock Awards and Units

A summary of RSA and RSU transactions is presented below:

	Shares	Weighted Average Grant-Date Fair Market Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested at March 30, 2008	304,933	$12.20	1.41	$2,497,401
Granted	187,434	8.41
Issued and released	(10,350)	8.23
Cancelled	(22,972)	10.11

Non-vested at June 29, 2008	459,045	$10.74	1.56	$3,543,827

Vested and expected to vest at June 29, 2008	395,020	$10.33	1.50	$3,049,557

The aggregate intrinsic value for RSUs represents the closing price per share of our stock on June 29, 2008 and March 30, 2008, respectively, multiplied by the number of non-vested RSUs, and vested and expected to vest RSUs at June 29, 2008 and March 30, 2008, respectively.

For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, was recorded on a straight-line basis, over the vesting period.

At the end of the first fiscal quarter of 2009, there were approximately 459,000 RSUs outstanding with an unrecognized stock-based compensation cost of approximately $2.9 million to be recognized as compensation expense over a weighted average period of 2.45 years.

At the end of the first fiscal quarter of 2008, there were approximately 197,000 RSUs outstanding with an unrecognized stock-based compensation cost of approximately $1.9 million to be recognized as compensation expense over a weighted average period of 1.81 years.

Stock-Based Compensation Expense

The following table summarized stock-based compensation expense related to stock options, RSAs and RSUs under FAS 123R for the first fiscal quarters of 2009 and 2008 (in thousands):

	Three months ended
	June 29, 2008	June 30, 2007
Cost of sales	$192	$28
Research and development	358	224
Selling, general and administrative	809	509

Stock-based compensation expense	$1,359	$761

There was no stock-based compensation cost capitalized in inventory at the end of both the first fiscal quarters of 2009 and 2008.

Valuation Assumptions

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgments which include the expected term of the share-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal quarters presented:

	Three months ended
	June 29, 2008	June 30, 2007
Expected term of options (years)	4.6 - 4.8	4.5 - 5.0
Risk-free interest rate	3.1 - 3.2%	4.8%
Expected volatility	31 - 32%	30 - 36%
Expected dividend yield	—	—
Weighted average estimated fair value	$2.73	$4.50

NOTE 12. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) for the periods indicated below was as follows (in thousands):

	Three Months Ended
	June 29, 2008	June 30, 2007
Net income (loss)	$(2,461)	$4,611
Other comprehensive income (loss):
Cumulative translation adjustments	—	(9)
Change in unrealized loss, on marketable securities, net of tax	(1,226)	(164)

Total other comprehensive loss	(1,226)	(173)

Comprehensive income (loss)	$(3,687)	$4,438

NOTE 13. LEASE OBLIGATIONS

In connection with the Sipex merger, we assumed a lease financing obligation related to a facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”). The lease term expires in March 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview facility was estimated at $13.4 million at the time of the merger and was included in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheet. In connection with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on our condensed balance sheet. The effective interest rate is 8.2%. Depreciation for the Hillview facility was recorded over the straight-line method for the remaining useful life and was $88,000 for the first fiscal quarter of 2009.

At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle by returning the Hillview facility.

We have sublet the Hillview facility in April 2008. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.4 million for the duration of the sublease term. The sublease income for the first fiscal quarter of 2009 was approximately $294,000 and was recorded in other income and expense in our condensed consolidated statement of operations.

In addition to the Hillview facility, we also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license, which were accounted for as a capital lease and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheet. The related design tools obligation was included in the “Long-term lease financing obligations” line on our condensed consolidated balance sheet. The effective interest rate for the design tools is 7.25%. Amortization on the design tools was recorded over the straight-line method for the remaining useful life and was $322,000 in the first fiscal quarter of 2009.

Future minimum lease payments for our lease financing obligations as of June 29, 2008 were as follows (in thousands):

Fiscal Years	Hillview Facility	Design Tools	Total	Sublease Income
Remainder of 2009	$1,030	$428	$1,458	$1,059
2010	1,415	1,450	2,865	1,412
2011	13,624	1,450	15,074	1,412
2012	—	1,087	1,087	—

Total minimum lease payments	16,069	4,415	20,484	3,884
Less: amount representing interest	(2,880)	(635)	(3,515)	—

Present value of minimum lease payments	13,189	3,780	16,969	3,884
Less: current portion of lease financing obligation	311	677	988	—

Long-term lease financing obligation	$12,878	$3,103	$15,981	$3,884

For the first fiscal quarter of 2009, interest expense totaled approximately $272,000 and $44,000 for the Hillview lease financing obligation and design tools, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down during its two-year plume stability evaluation.

In February 2006, we entered into a definitive Master Agreement with Silan, a China-based semiconductor foundry. This transaction was related to the closing of our wafer fabrication operations located in Milpitas, California. Under this agreement, Exar and Silan would work together to enable Silan to manufacture semiconductor wafers using our process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Once we confirm to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to its specifications, Silan will commence commercial manufacturing for us. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for two years beginning January 1, 2007. At the end of the first fiscal quarter of 2009, several complementary metal oxide semiconductor (“CMOS”) and all bipolar and BiCMOS (bipolar CMOS) product qualifications have been completed to our specifications. The open purchase orders were approximately $1.1 million at June 29, 2008.

Generally, we warrant all of our products against defects in materials and workmanship for a period ranging from ninety days to two years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liability related to our products was approximately $0.2 million at June 29, 2008.

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

NOTE 15. LEGAL PROCEEDINGS

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

On April 5, 2005, Vicor Corporation (“Vicor”) filed a cross-complaint against us in San Diego County Superior Court. Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. Vicor alleged that it is entitled to indemnification from us for the damages that Vicor paid to Ericsson because of Ericsson’s direct claims against Vicor. In the cross-complaint, Vicor asserted various contract, tort, and indemnity based causes of action against us. On May 9, 2005, we filed a demurrer to all but one of Vicor’s causes of action against us, which the San Diego Superior Court sustained without leave to amend on June 17, 2005, except for Vicor’s claims for indemnity. We answered those causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously.

After entering the Settlement Agreement with Ericsson, we filed a motion on December 20, 2006 for an order finding the Settlement Agreement was in good faith. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. The result of the finding of good faith was that Vicor’s indemnity claims were subject to dismissal. Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding, which the Court of Appeal summarily denied on February 28, 2007. The San Diego Superior Court dismissed Vicor’s indemnity claims and entered judgment in our favor on July 10, 2007. After entering judgment, the San Diego Superior Court awarded us costs against Vicor in the amount of $84,405 and monetary sanctions against Vicor in the amount of $44,266.91. Vicor filed a notice of appeal on September 6, 2007, and Vicor filed its opening brief on March 27, 2008. Our responding brief is not yet due, and oral argument has not yet been set.

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

On March 17, 2005, Vicor filed a cross-complaint against us and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor. In the cross-complaint, Vicor asserted allegations similar to those in its cross-complaint in the Ericsson San Diego County action discussed above, and also alleged that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson or other Vicor customers that may be make claims against Vicor. In the cross-complaint, Vicor asserted various contract, tort, and indemnity based causes of action against us. On May 23, 2005, we filed a demurrer to each cause of action in Vicor’s cross-complaint, and on July 15, 2005, the Santa Clara County Superior Court sustained our demurrer to each of the causes of action. The Court granted Vicor leave to amend the cross-complaint to assert a reciprocal cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint seeking a declaration of the parties’ respective rights and obligations, including warranty and indemnity rights, under the alleged contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, Vicor sought a declaration that we were obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. Vicor’s amended cross-complaint does not seek damages. We answered Vicor’s amended cross-complaint on September 2, 2005. On April 10, 2006, Vicor moved to have the San Diego County action transferred to Santa Clara County and coordinated with the action in Santa Clara County, but the Santa Clara County Court deferred deciding Vicor’s motion until the Court in the San Diego County action could rule on a similar motion pending in that action brought by Ericsson, which was granted. This resulted in the Santa Clara action being transferred to San Diego for coordination with the Ericsson San Diego County action. No trial date has been set.

DiPietro v. Sipex

In April 2003, Plaintiff Frank DiPietro (former chief financial officer of Sipex) brought an action for breach of contract against Sipex in the Middlesex Superior Court in the state of Massachusetts. Mr. DiPietro was seeking approximately $800,000 in severance benefits. Sipex counterclaimed for approximately $150,000, which it was owed under a promissory note signed by Mr. DiPietro. In August 2004, Sipex filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro). In June 2005, the Middlesex Superior Court granted both Sipex’s Motions for Summary Judgment. Soon thereafter, Mr. DiPietro filed a notice of appeal. Sipex then filed motions for costs and pre-judgment interest. Sipex was successful in its motion for prejudgment interest and it was successful in requiring Mr. DiPietro to pay over $900 in deposition costs.

On June 21, 2006, Mr. DiPietro served Sipex with his appeal brief. On July 20, 2006, Sipex served its Opposition and Mr. DiPietro’s Reply Brief was served on August 3, 2006. On December 12, 2006, the Massachusetts Appeals Court heard arguments in DiPietro v. Sipex and asked for a letter clarifying a legal issue that Sipex provided on December 28, 2006. On January 12, 2007, Mr. DiPietro sent a letter responding to Sipex’s letter.

On May 14, 2007, the Appeals Court issued its decision reversing the Middlesex Superior Court’s grant of summary judgment and remanding the case for further proceedings. Sipex immediately filed a motion for enlargement of time to file a Petition for Rehearing and an Application for Further Appellate Review. Sipex’s Petition for Rehearing was filed on June 13, 2007, in the Massachusetts Appeals Court and its Application for Further Appellate Review was filed on June 28, 2007, in the Massachusetts Supreme Judicial Court. Thereafter, on July 9, 2007, DiPietro filed its Opposition to Sipex’s Application for Further Appellate Review and on July 18, 2007, filed his Response to Sipex’s Petition for Rehearing. In early September 2007, the Massachusetts Appeals Court amended its decision to clarify issues addressed in Sipex’s Petition for Rehearing.

On October 31, 2007, Sipex’s Application for Further Appellate Review was denied. The case was remanded to Middlesex Superior Court and will proceed.

On June 16, 2008, we attended a pretrial conference. No further dates have been scheduled.

Cypress v. Sipex, Exar and Ralph Schmitt

On October 12, 2007, Cypress Semiconductor Corporation (“Cypress”) filed an action against Sipex, Exar, Ralph Schmitt and Does 1 through 50 in the Superior Court of the State of California, County of Santa Clara, Cypress Semiconductor Corp. v. Sipex Corp., et al., Case No. 1-07-CV096311, alleging claims for: (1) misappropriation of trade secrets; (2) violation of the Computer Fraud and Abuse Act, 18 U.S.C. §1030; (3) unfair competition under Cal. Bus. & Prof. Code §§17200 et seq.; (4) tortious interference with contract; (5) interference with actual and prospective economic advantage; (6) breach of fiduciary duty and breach of the duty of loyalty; (7) inducement of breach of fiduciary duty; (8) breach of written contract; (9) breach of the covenant of good faith and fair dealing; (10) conversion; and (11) unjust enrichment. The second, sixth, eighth and ninth causes of action are alleged against Mr. Schmitt only. Mr. Schmitt was Chief Executive Officer and President and a member of the board of directors of Exar from August 25, 2007 to December 6, 2007. Prior to Exar’s merger with Sipex, he was Chief Executive Officer and a member of the board of directors of Sipex. Exar filed an answer to the complaint on November 13, 2007. The case was removed to federal court on November 14, 2007, Cypress Semiconductor Corp. v. Sipex Corp., et al., United States District Court, Northern District of California, Case No. C 07-05778 JF. The parties exchanged

Initial Disclosures pursuant to Federal Rules of Civil Procedure, Rule 26(a)(1) on March 7, 2008. A Case Management Conference was held on March 14, 2008 before the Honorable Jeremy Fogel. At the Case Management Conference, Judge Fogel ordered that discovery be stayed for 60 days to allow the parties the opportunity to discuss settlement. A Settlement Conference took place before Magistrate Judge Seeborg on May 13, 2008 which resulted in a settlement of the case. The terms of the settlement are confidential and the settlement amount was not material to our financial condition, results of operations or liquidity. On May 28, 2008, Judge Fogel issued a conditional Order of Dismissal of the case with prejudice.

NOTE 16. INCOME TAX

During the first fiscal quarters of 2009 and 2008, we recorded an income tax benefit of approximately $0.1 million and $0.3 million, respectively. The decrease in income tax benefit was primarily due to benefits recorded during the first fiscal quarter of 2008 from the favorable resolution of a tax audit.

The unrecognized tax benefits increased by $0.1 million to $9.5 million during the first fiscal quarter of 2009. The increase was primarily as a result of increased unrecognized tax benefit on R&D tax credits generated in the first fiscal quarter of 2009. If recognized, all of these unrecognized tax benefits would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance on our deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $0.3 million and $0.2 million at the end of the first fiscal quarters of 2009 and 2008, respectively.

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 1998 through 2008 remain open and subject to examinations by the appropriate governmental agencies in the United States, with fiscal years 2001 through 2008 open to audits in certain of our state jurisdictions.

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment. We design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including power management, networking, serial communications and storage. The nature of our products and production processes as well as the type of customers and distribution methods are consistent among all of our products.

Our net sales by product lines for the first fiscal quarters of 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	June 29, 2008	June 30 2007
Communications	$6,896	$7,146
Interface	18,526	9,955
Power management	6,789	—

Total net sales	$32,211	$17,101

The following table set forth revenue for the first fiscal quarters of 2009 and 2008 by geographic areas (in thousands):

	Three Months Ended
	June 29, 2008	June 30 2007
United States	$7,241	$6,885
China	8,288	2,968
Singapore	3,885	924
Japan	3,078	1,115
Italy	1,223	1,795
Europe (excludes Italy)	5,904	2,894
Rest of world	2,592	520

Total net sales	$32,211	$17,101

Substantially all of our long-lived assets at June 29, 2008 were located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) our revenue growth, (2) our future gross profits, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation and (9) our ability to estimate and reconcile distributors’ reported inventories to their activities. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement.

BUSINESS OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, develops, markets and sells connectivity and power management products to the consumer, communications and industrial markets. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems and industrial automation equipment. Our portfolio spans a wide range of performance solutions from direct current to direct current (“DC-DC”) regulators and controllers, voltage references, microprocessor supervisors, charge pump regulators and light-emitting diode (“LED”) drivers, single and multi-channel Universal Asynchronous Receiver/Transmitters (“UART”) for portable and wireless applications, serial interfaces, port multipliers for storage applications, to T/E (T: North America and Asia transmission interface; E: European transmission interface) and Synchronous Optical Network/Synchronous Data Hierarchy (“Sonet/SDH”) communications. The solutions are designed working directly with large original equipment manufacturer (“OEM”) customers who help drive our technology roadmap and system solutions.

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

Our international sales consist primarily of sales that are denominated in U.S. Dollars. Such international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in U.S. Dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject us to tariffs, our gross profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in Part II, Item 1A – “Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

In December 2007, we changed our fiscal year end from a fiscal year ending as of the last day of March to a 52-53 week fiscal year ending on the Sunday closest to March 31. As part of this change, each fiscal quarter also ends on the Sunday closest to the end of the corresponding calendar quarter. The first fiscal quarters of 2009 and 2008 included 91 days from March 31, 2008 to June 29, 2008 and April 1, 2007 to June 30, 2007, respectively.

On August 25, 2007, we acquired Sipex Corporation (“Sipex”) through the merger of Sipex and a subsidiary of Exar. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; and (6) long-lived assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based upon turn out to be inaccurate. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

RESULTS OF OPERATIONS

Net Sales by Product Line

We began to recognize revenue on shipments to our two primary distributors, Future Electronics Inc. (“Future”), a related party, and Nu Horizons Electronics Corp. (“Nu Horizons”), on a sell-through basis beginning August 26, 2007. Certain net sales by product line for prior periods have been reclassified to be consistent with the presentation of the fiscal year of 2009.

The following table showed net sales by product line in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended
	June 29, 2008		June 30, 2007		Change
Net sales:
Communications	$6,896	21%	$7,146	42%	(3%)
Interface	18,526	58%	9,955	58%	86%
Power management	6,789	21%	—	—	100%

Total	$32,211	100%	$17,101	100%

Communications

Communications products include network access and transmission products and storage products as well as optical products acquired in the Sipex merger.

Net sales of communications products for the first fiscal quarter of 2009 included $1.0 million of additional sales from the merger. Net of this effect, net sales of network access and transmission products for the first fiscal quarter of 2009 were $1.3 million lower as compared to the first fiscal quarter of 2008, primarily due to decreased volumes of T/E carrier products and price erosion on a SONET product.

Interface

Interface products include UARTs, video, imaging and other products as well as transceiver products acquired in the Sipex merger.

Net sales of interface products for the first fiscal quarter of 2009 included $9.7 million of additional sales relating to sales of products acquired in the Sipex merger. Net of this effect, net sales of interface products for the first fiscal year of 2009 were $1.1 million lower as compared to the first fiscal quarter of 2008, primarily due to decreased volume of UART sales, price erosion on a limited number of UART products and reduced sales from last time buy orders.

Power Management

Power management products, including DC-DC regulators and LED drivers, were acquired in the Sipex merger and increased net sales for the first fiscal quarter of 2009 by $6.8 million.

Net Sales by Channel

The following table showed net sales by channel in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended
	June 29, 2008		June 30, 2007		Change
Net sales:
Sell-through distributors	$19,348	60%	$6,597	39%	193%
Direct and others	12,863	40%	10,504	61%	22%

Total	$32,211	100%	$17,101	100%

Net sales to our distributors for which we recognize revenue on the sell-through method, for the first fiscal year of 2009, included $7.8 million in sales of the products acquired in the Sipex merger. Net sales to direct customers and other distributors for the first fiscal quarter of 2009 included $9.7 million in sales of the products acquired in the Sipex merger.

Net Sales by Geography

The following table showed net sales by geography in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended
	June 29, 2008		June 30, 2007		Change
Net sales:
Americas	$7,792	24%	$6,885	40%	13%
Asia	17,292	54%	5,527	32%	213%
Europe	7,127	22%	4,689	28%	52%

Total	$32,211	100%	$17,101	100%

Net sales in the Americas for the first fiscal quarter of 2009 included $3.0 million in sales of products acquired in the Sipex merger. Net sales in Asia and Europe for the first fiscal quarter of 2009 included $12.1 million and $4.4 million, respectively, of sales of products acquired in the Sipex merger.

Gross Profit

The following table showed gross profit in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended
	June 29, 2008		June 30, 2007		Change
Net sales	$32,211		$17,101
Gross profit	$14,470	45%	$11,357	66%	27%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the amortization of purchased intangible assets in connection with acquisitions; and

•	the provision for excess and obsolete inventory.

The decrease in gross profit, as a percentage of net sales, for the first fiscal quarter of 2009, was primarily due to lower margins on products acquired with the Sipex merger and amortization expense of $0.7 million associated with the purchased intangible assets as a result of the Sipex merger. Amortization expense for the purchased intangible assets for the same period a year ago was $0.2 million.

Stock-based compensation expense recorded in cost of sales was approximately $192,000 for the first fiscal quarter of 2009 as compared to approximately $28,000 for the first fiscal quarter of 2008. The increase in stock-based compensation expense when compared to a year ago was primarily attributable to assumed unvested stock options in connection with the Sipex merger.

Other Costs and Expenses

	Three Months Ended
	June 29, 2008		June 30, 2007		Change
Net sales	$32,211		$17,101
Research and development	8,092	25%	6,058	35%	34%
Selling, general and administrative	11,301	35%	5,531	32%	104%

Research and Development (“R&D”)

Our research and development costs consisted primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment;

•	Amortization of purchase intellectual property; and

•	facilities expenses.

The increase in R&D expenses for the first fiscal quarter of 2009 as compared to the same period a year ago was primarily a result of incremental expense of $1.1 million due to the growth of our company as a result of the Sipex merger, amortization expense of $0.3 million of purchased intellectual property and higher labor-related costs.

Stock-based compensation expense recorded in R&D expenses was $0.4 million for the first fiscal quarter of 2009 as compared to $0.2 million same period a year ago. The increase in stock-based compensation expense when compared to the same period a year ago was primarily attributable to assumed unvested stock options in connection with the Sipex merger.

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expenses consisted primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of purchased intangible assets; and

•	facilities expenses.

Our SG&A expenses for the first fiscal quarter of 2009 doubled as compared to same period a year ago which was primarily a result of incremental expense of $3.8 million due to the growth of our company as a result of the Sipex merger, amortization of acquired intangible assets of $0.2 million, a merger-related property tax expense of $0.4 million, higher professional fees and increased facility costs.

Stock-based compensation expense recorded in SG&A expenses was $0.8 million for the first fiscal quarter of 2009 as compared to $0.5 million same period a year ago. The increase in stock-based compensation expense when compared to the same period a year ago was primarily attributable to assumed unvested stock options in connection with the Sipex merger.

Other Income and Expenses

	Three Months Ended
	June 29, 2008		June 30, 2007		Change
Net sales	$32,211		$17,101
Interest income and other, net	2,670	8%	4,497	26%	(41%)
Interest expense	(331)	-1%	—	—	100%

Interest Income and Other, Net

Our interest income and other, net primarily consisted of:

•	interest income;

•	sublease income;

•	realized gains (losses) on marketable securities;

•	foreign exchange gains or losses; and

•	gains or losses on the sale or disposal of equipment.

The decrease in interest income and other, net during the first fiscal quarter of 2009 as compared to the same period a year ago was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments. Cash and short-term investments balances decreased $95.0 million during the first fiscal quarter of 2009 as compared to the same period a year ago, primarily as result of stock repurchases of 10.5 million shares totaling $101.9 million since the first fiscal quarter of 2008.

Our Hillview facility located in Milpitas, California, which we originally leased from Mission West Properties, L.P. (See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 13 – Lease Obligations), was sublet to a subtenant in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.4 million. The sublease also requires the subtenant to pay certain operating costs associated with subleasing the facility. The sublease income for the first fiscal quarter of 2009 was approximately $294,000.

Interest Expense

In connection with our merger with Sipex, we assumed a lease financing obligation related to a facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”). We have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on the condensed consolidated balance sheet. The effective interest rate is 8.2%. The interest expense for the first fiscal quarter of 2009 was primarily attributable to the Hillview facility financing transaction.

Provision (Benefit) for Income Taxes

During the first fiscal quarters of 2009 and 2008, we recorded an income tax benefit of approximately $0.1 million and $0.3 million, respectively. The decrease in income tax benefit was primarily due to benefits recorded during the first fiscal quarter of 2008 from the favorable resolution of a tax audit.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(dollars in thousands)	June 29, 2008	June 30, 2007
Cash and cash equivalents	$139,986	$74,666
Short-term investments	118,565	278,905

Total cash, cash equivalents, and short-term investments	$258,551	$353,571

Percentage of total assets	63%	84%
Net cash provided by operating activities	$3,729	$2,526
Net cash provided by (used in) investing activities	25,957	(44,399)
Net cash used in financing activities	(11,716)	(3,255)
Effect of exchange rate change on cash	—	(15)

Net increase (decrease) in cash and cash equivalents	$17,970	$(45,143)

Our net loss was approximately $2.5 million for the first fiscal quarter of 2009. After adjustments for non-cash items and changes in working capital, we generated $3.7 million of cash from operating activities.

Significant non-cash charges included:

•	Deprecation and amortization expenses of $3.5 million;

•	Stock-based compensation expense of $1.4 million.

Working capital changes included:

•	a $0.3 million decrease in accounts receivable primarily due to higher collections of accounts receivable balances;

•	a $1.3 million increase in other accounts payable and accrued expenses primarily as a result of increased vendor invoices and timing of the related payments; and

•	a $0.6 million increase in deferred income and allowances on sales to distributors due to a change in the mix of pre-merger and post-merger inventory in the channel at our sell-through distributors.

In the first fiscal quarter of 2009, net cash provided by investing activities reflects net sales and maturities of short-term marketable securities of $27.0 million partially offset by $1.0 million in purchases of property, plant and equipment and intellectual property.

We acquire outstanding common stock in the open market to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. We may continue to utilize our stock purchase program described below, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. The 2007 SRP was in addition to a share repurchase plan announced in March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock.

During the first fiscal quarter of 2009, we repurchased a total of 1.5 million shares of our common stock at an aggregate cost of $12.9 million under the 2007 SRP.

The shares repurchased under the 2001 SRP fully utilized the $40 million authorization in the fiscal year of 2008. As of June 29, 2008, the remaining authorized amount for the stock repurchase under the 2007 SRP was $12.3 million with no termination date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Part I, Item 1 – “Financial Statements” and “Notes to Condensed Financial Statements, Note 2 – Accounting Policies.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 29, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at June 29, 2008 were as follows (in thousands):

	Fiscal Year
	Remainder of 2009	2010	2011	2012	2013	Total
Contractual Obligations
Purchase commitment (1)	$7,201	$—	$—	$—	$—	$7,201
Long-term lease financing obligation (2)	1,458	2,865	2,906	1,087	—	8,316
Lease obligations (3)	390	312	209	161	—	1,072
Long-term investment commitments (Skypoint Fund) (4)	737	—	—	—	—	737
Remediation commitment (5)	40	53	53	46	—	192

Total	$9,826	$3,230	$3,168	$1,294	$—	$17,518

Note:     The table above excludes the liability for uncertain tax positions of approximately $1,056,000 at June 29, 2008 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contract over the next 12 to 18 months from our existing cash balances.

(2)	Lease payments (excluding $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties L.P. on March 9, 2006, as amended on August 25, 2007). This also includes a $4.7 million licensing agreement related to engineering design software.

(3)	Includes lease payments related to worldwide offices and buildings.

(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner.

(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For the first fiscal quarter ended June 29, 2008, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $257.4 million as of June 29, 2008 and $267.7 million as of March 30, 2008. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of June 29, 2008, the increase or decline in the fair value of the portfolio would not be material. At June 29, 2008, the difference between the fair market value and the underlying cost of the investments portfolio was net unrealized gains of $0.7 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 29, 2008, short-term investments consisted of commercial paper, asset-backed securities, corporate bonds and government securities of $118.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of the end of first fiscal quarter of 2009.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Part I, Item 1 – “Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 15 – Legal Proceedings.”

ITEM 1A.	RISK FACTORS

If we are unable to operate and manage the combined company resulting from our merger with Sipex, we may fail to realize the expected benefits of the merger, which may adversely affect our financial results.

Our merger with Sipex in August 2007 resulted in the combination of two previously independent public companies. Managing and operating the combined company is a challenging process that can disrupt our business and divert our management’s focus and resources from the day-to-day operation of the business. These challenges include, but are not limited to:

•	retaining and assimilating the key personnel of the combined company;

•	managing and operating sales, engineering, operations, marketing, information technology and business management of the combined company;

•	retaining and maintaining relationships with existing customers, distributors and other partners of the combined company;

•	managing and operating multiple geographic locations;

•	developing new products and services that optimize the assets and resources of the combined company;

•	coordinating research and development activities to enhance the timely development of new products and technologies; and

•	creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems.

Meeting these challenges has involved and will continue to involve considerable risks, such as:

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of fully leveraging acquired technology and intellectual property rights into our products;

•	potential unknown liabilities associated with the merger;

•	unanticipated and continuing expenses related to integration, including technical and operational integration; and

•

the impairment of relationships with employees, customers and channel partners such as Future, including potential changes in existing agreements or delay or deferral in decisions, as a result of the integration process.

Combining businesses and operations of this magnitude and scope is challenging. Although we have achieved and expect to achieve additional benefits as a result of the merger, we may still face significant challenges to realize all expected benefits of the merger and we may not realize all of the anticipated benefits. If we do not succeed in addressing these challenges or any other problems encountered in operating the combined company, our operating results and financial condition could be adversely affected.

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

Our financial results may fluctuate significantly. Some of the factors that affect our financial results, many of which are difficult or impossible to control or predict, include:

•	the cyclical nature of the semiconductor industry;

•	our difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	fluctuations of our revenue and gross profits due to the mix of product sales that has various margins;

•	the effect of the timing of sales by our resellers on our reported results as a result of our sell-through revenue recognition policies;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products in a timely manner;

•	dependency on a single product with a single customer and/or distributors;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers; and

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to obtain financing or to fund capital expenditures;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or potential new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design life cycles;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reason;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increase in manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short-term. Our revenues are difficult to predict and at times we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be materially adversely affected.

Because a significant portion of our total assets are represented by goodwill and other intangible assets which are subject to mandatory annual impairment evaluations, we could be required to write off some or all of our goodwill and other intangible assets, which may adversely impact our financial condition and results of operations.

We accounted for our merger with Sipex using the purchase method of accounting. A significant portion of the purchase price for the business combination was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. The excess purchase price was allocated to goodwill. In accordance with the SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed annually or more frequently if impairment indicators arise, for impairment. We conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. Intangible assets that are subject to amortization are reviewed for impairment in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

In the fourth fiscal quarter of 2008, we conducted our annual impairment analysis of our goodwill and an impairment analysis of our long-lived assets, as our market capitalization was below its net book value for an extended period of time. We concluded that our carrying value of our goodwill and other intangible assets acquired in the Sipex merger exceeded the implied fair value of these assets. As a result, we recorded an impairment charge of $165.2 million in the fourth fiscal quarter of 2008. When we perform future impairment tests, the carrying value of goodwill and other intangible assets may exceed the implied fair value and therefore additional adjustments may be required. Such adjustment would result in a charge to operating income in that period.

The assessment of goodwill and other intangible assets impairment is a subjective process. Estimations and assumptions regarding future performance, results of our operations and comparability of our market capitalization and its net book value will be used. Changes in estimates and assumptions could have adverse impact on our operating results and our effective tax rate.

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

We may not address these risks successfully without substantial expense, delay or other operational or financial problems, or at all. Any delays or other such operations or financial problems could adversely impact our business, financial condition and results of operations.

Occasionally, we enter into agreements that expose us to potential damages that exceed the value of the agreement.

We have given certain customers increased indemnification for product deficiencies that is in excess of our standard limited warranty indemnification and could possibly result in greater costs, in excess of the original contract value. In an attempt to limit this liability, we have also increased our errors and omissions insurance policy to partially offset these potential additional costs; however, our insurance coverage could be insufficient to prevent us from suffering material losses if the indemnification amounts are large enough.

We are experiencing, and may continue to experience, unforeseen complications from the transfer of manufacturing processes to Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China and Episil Technologies Inc. (“Episil”) in Taiwan.

We transferred our manufacturing processes to foundries operated by Silan and Episil in conjunction with the closure of our Milpitas, California wafer fabrication facility. The transfer has been and continues to be a complicated and time-consuming process that has been met with significant unforeseen complications which have delayed the transfer and that is requiring additional allocation of our resources. Additional unforeseen transferring or quality issues may arise in the future that could cause additional delays which could materially adversely impact our ability to produce our products in time to meet customer demand. In addition, the parties may be unable to achieve all or any of the expected benefits of the relationship within the anticipated time-frames. The anticipated synergies between us and Silan or Episil may not be as significant as originally expected. The manufacturing processes and wafer testing for certain products may not be qualified by us following the transfer from us to Silan or Episil, or the qualification process may take significantly longer than expected. This could result in additional operating costs, loss of customers and business disruptions.

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

Periodic declines or fluctuations in the U.S. Dollar, corporate profits, interest rates, and capital markets, inflation, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our revenue and profitability have generally followed market fluctuations in our industry, which fluctuations have affected the demand for our own and our customers’ products, thus affecting our revenues and profitability. Our customers continue to experience consolidation in their industries which may result in project delays or cancellations. We are unable to predict the strength or duration of current market conditions or effects of consolidation. Uncertainties in anticipated spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

Our business may be adversely impacted if we fail to effectively utilize and incorporate acquired technology.

We have acquired and may in the future acquire intellectual property in order to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks such as successful technical integration into new products, market acceptance of new products and achievement of planned return on investment. Successful technical integration in particular requires a variety of factors which we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skill sets to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs.

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

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Silan to market our commodity interface products that could reduce our sales in the future. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements. If we are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. Our future competitive performance depends on a number of factors, including our ability to:

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

Our design, development and introduction schedules for new products or enhancements to our existing and future products may not be met. In addition, these products or enhancements may not achieve market acceptance, or we may not be able to sell these products at prices that are favorable.

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

We derive a substantial portion of our revenues from our two primary distributors, Future Electronics Inc. (“Future”), a related party, and Nu Horizons Electronics Corp. (“Nu Horizons”). Our revenues would likely decline significantly if our primary distributors elected not to promote or sell our products or if they elected to cancel, reduce or defer purchases of our products.

Future and Nu Horizons have historically accounted for a significant portion of our revenues, and they are our two primary distributors worldwide. We anticipate that sales of our products to these distributors will continue to account for a significant portion of our revenues. The loss of either Future or Nu Horizons as a distributor, or a significant reduction in orders from either of them would materially and adversely affect our operating results, business and financial condition.

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

Affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 18% of our common stock, and as such, Alonim is our largest stockholder. This ownership position will allow Future to significantly influence matters requiring stockholders’ approval. Future’s ownership will continue to increase as a percentage of our outstanding shares if we continue to repurchase our common stock. In addition, an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

As a result of our merger with Sipex, an affiliate of Future, our largest distributor, owns a significant percentage of our outstanding shares and Pierre Guilbault, the chief financial officer of Future, is a member of our board of directors. Due to its affiliate’s ownership of a significant percentage of our common stock, Future may be able to exert strong influence over actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents, although Future is bound by a Lock-Up and Standstill Agreement until August 25, 2009, prohibiting Future from either soliciting proxies or seeking to advise anyone with respect to voting our stock. The significant ownership percentage of Future could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us. Conversely, by virtue of Future’s percentage ownership of our stock, Future could facilitate a takeover transaction that our board of directors did not approve, although, by the terms of the same Lock-Up and Standstill Agreement, Future is prohibited from making any public announcements with respect to, or proposing, any extraordinary transaction involving us until August 25, 2008.

This relationship could also result in actual or perceived attempts to influence management to take actions beneficial to Future which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide our distributors because of its relationship with us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

We depend on third-party foundries to manufacture our products. Any disruption in or loss of our foundries’ capacity to manufacture our products subjects us to a number of risks, which include the potential for an inadequate supply of products and higher materials costs. These risks may lead to delayed product delivery or increased costs, which could materially and adversely impact our business, financial condition and results of operations.

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on complementary metal oxide semiconductor (CMOS), Bipolar processes and Bipolar-CMOS (BiCMOS) process. Chartered Semiconductor Manufacturing Ltd., or Chartered, located in Singapore, manufactures the majority of the CMOS wafers from which our communications and UART products are produced. Episil, located in Taiwan, and Silan, located in China, manufacture the majority of wafers from which our power and serial products are produced. High Voltage BiCMOS power products are supplied by Polar Semiconductor (MN, USA) and Jazz Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

The manufacturing processes for our products are highly complex and are continuously being modified in an effort to improve yields and product performance. Many of our new products are designed to take advantage of smaller geometry manufacturing processes. Due to the complexity and increased cost of migrating to smaller geometries as well as process changes, we could experience interruptions in production or significantly reduced yields causing product introduction or delivery delays. If such delays occur, our products may have delayed market acceptance or customers may select our competitors’ products during the design process. Many yield problems are difficult to diagnose and are time-consuming or expensive to remedy. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that our foundries or the foundries of our suppliers will not experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays. This risk is particularly significant in the near term as we have recently transferred certain of our manufacturing processes to Silan and Episil.

We do not have long-term wafer supply agreements with Chartered that would guarantee wafer quantities, prices, and delivery or lead times, but we do provide minimum purchase commitments to Silan and Episil in accordance with our supply agreements. Subject to any such minimum purchase commitments, these foundries manufacture our products on a purchase order basis. We provide our foundries with rolling forecasts of our production requirements. However, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. There can be no assurance that our third-party foundries will allocate sufficient capacity to satisfy our requirements. Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. Any delays or shortages will materially and adversely impact our business, financial condition and operating results.

In addition, we may not continue to do business with our foundries on terms as favorable as our current terms. Significant risks associated with our reliance on third-party foundries include:

•	the lack of assured process technology and wafer supply;

•	limited control over quality assurance, manufacturing yields and production costs;

•	financial and operating stability of the foundries;

•	limited control over delivery schedules;

•	limited manufacturing capacity of the foundries; and

•	potential misappropriation of our intellectual property.

We could experience a substantial delay or interruption in the shipment of our products or an increase in our costs due to, among other things, any of the following:

•

a manufacturing disruption experienced by foundries utilized by us or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change of management or consolidation by one of our foundries;

•	inability to obtain or develop technologies needed to manufacture our products;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products;

•	failure of our foundries to obtain raw materials and equipment;

•	increasing cost of raw material and energy resulting in higher wafer costs;

•	financial and operating stability of the foundries or any of their suppliers;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, political instability or natural disasters;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ manufacturing resources and cause delays in manufacturing and shipment of our products; and

•	manufacturing quality control or process control issues.

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

We depend on independent subcontractors in Asia for all of the assembly and the majority of the testing and shipping of our products to end customers. Our reliance on these subcontractors involves the following risks:

•	our reduced control over manufacturing yields, production schedules and product quality;

•	the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one or more of our subcontractors;

•	possible unavailability of qualified assembly or test services;

•	the subcontractors may cease production on a specific package type used to assemble product required by us and the possible inability to obtain an alternate source to supply the package;

•	potential increases in assembly and test costs;

•	long-term financial stability of our subcontractors and their ability to invest in new capabilities and/or expand capacity to meet increasing demand;

•	disruption of services due to the outbreak of communicable diseases, acts of terrorism, natural disasters, labor disputes or civil unrest;

•	disruption of manufacturing or test services due to relocation of subcontractor manufacturing facilities;

•	subcontractors imposing higher minimum order quantities for substrates;

•	failure of our subcontractors to obtain raw materials and equipment;

•	increasing cost of raw materials and energy resulting in higher package costs;

•	entry into “take-or-pay” agreements;

•	additional costs to qualify new local assembly subcontractors for prototypes;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	reallocation or limited manufacturing capacity of the subcontractors;

•	a sudden, sharp increase in demand for semiconductor devices, which could strain our subcontractor’s manufacturing resources and cause delays in manufacturing and shipment of our products;

•	limited warranties from our subcontractors for products assembled and tested for us; and

•	third-party subcontractors’ abilities to transition to smaller package types and to new package compositions.

These risks may lead to shipment delays and supply constraints of our products or increased cost for the finished products, any of which could adversely affect our business, financial condition or results of operations.

Our ability to meet current demand or any increase in demand for our products may be limited by our ability to test our semiconductor wafers.

As part of our manufacturing process, we must test many of our semiconductor wafers using certain “probe testing” equipment. As such, our ability to meet current demand or any increase in demand for our products depends, in part, on our ability to have sufficient testing equipment available either through purchase or by gaining access to equipment owned by our test subcontractors. Obtaining and installing this equipment is a time and capital intensive process and depends on our ability to accurately predict future sales. If we are unable to estimate future sales correctly or we are unable to obtain the necessary testing equipment on a timely basis, we may be unable to meet the current demand or any increased demand for our products.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions and changes in rulemaking by the regulatory bodies; and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates and judgments could significantly impact our results of operations. Our change in the revenue recognition used for sales to our two primary distributors from sell-in to sell-through basis has impacted our financial results as revenues and costs which had been recognized upon sell-in to these distributors are now deferred until these two distributors sell-through to their customers. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors and net income.

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

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the U.S. Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our results of operations could be adversely impacted if these assessments or any other assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

We acquired significant net operating loss (“NOL”) carryforwards as a result of the Sipex merger. The utilization of acquired NOL carryforwards is subject to the IRS’s complex limitation rules that carry significant burdens of proof. Our eventual ability to utilize our estimated NOL carryforwards is subject to IRS scrutiny and our future results may not benefit as a result of potential unfavorable IRS rulings.

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

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patents and other intellectual property rights. If a third party were to prove that our technology infringed its intellectual property rights, we could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of our products. If we were required to pay such license fees whenever we sold our products, such fees could exceed our revenue. In addition, if it was proven that we willfully infringed a third party’s proprietary rights, we could be held liable for three times the amount of the damages that we would otherwise have to pay. Such intellectual property litigation could also require us to:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are inapplicable.

(c)	Issuer Purchases of Equity Securities

During the first fiscal quarter of 2009, we repurchased shares of our common stock as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
Balance as of March 30, 2008	10,788,021	$10.64	10,778,021	$25,260
3/31/2008 - 4/27/2008	960,500	8.27	960,500	$17,321
4/28/2008 - 5/25/2008	586,904	8.48	586,904	$12,347
5/26/2008 - 6/29/2008	—	—	—

Total shares purchased	1,547,404	$8.35	1,547,404

Balance as of June 29, 2008	12,335,425	$10.35	12,325,425

(1)	Under publicly announced plan or program.

(2)	On August 31, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. The 2007 SRP was in addition to a share repurchase plan announced in March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock. The shares repurchased under the 2001 SRP fully utilized the $40 million authorization at December 30, 2007. As of June 29, 2008, the remaining authorized amount for stock repurchase under the 2007 SRP was $12.3 million with no termination date.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index, which follows the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

August 8, 2008	By	/s/ Pedro (Pete) P. Rodriguez
Pedro (Pete) P. Rodriguez Chief Executive Officer, President and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description

(c)	3.1	Amended and Restated Certificate of Incorporation.

(d)	3.2	Amended and Restated Bylaws.

(b)	10.1	Employment Agreement between Exar Corporation and Pedro (Pete) P. Rodriguez, dated April 28, 2008.

(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.

(b)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on April 23, 2008 and incorporated herein by reference.

(c)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.

(d)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference.