Form 10-Q/A
period 2008-06-29
EXAR CORP
filed 2008-08-11
CIK 753568

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

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008

EXPLANATORY NOTE

We are filing this amendment (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2008, solely to correct typographical errors in disclosure regarding our net sales associated with products acquired in the Sipex merger referenced in “Net Sales by Channel” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. No other changes have been made to the Original Filing.

This Amendment No. 1 should be read in conjunction with our Original Filing and this Amendment No. 1 continues to speak as of the date of the Original Filing. We have not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing.

PART I – FINANCIAL INFORMATION

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

The following table showed net sales by product line in absolute dollars and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended
	June 29, 2008		June 30, 2007		Change
Net sales:
Communications	$6,896	21%	$7,146	42%	(3)%
Interface	18,526	58%	9,955	58%	86%
Power management	6,789	21%	—	—	100%

Total	$32,211	100%	$17,101	100%

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

Net sales to our distributors for which we recognize revenue on the sell-through method, for the first fiscal year of 2009, included $12.8 million in sales of the products acquired in the Sipex merger. Net sales to direct customers and other distributors for the first fiscal quarter of 2009 included $4.6 million in sales of the products acquired in the Sipex merger.

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

Other Income and Expenses

	Three Months Ended
	June 29, 2008		June 30, 2007		Change
Net sales	$32,211		$17,101
Interest income and other, net	2,670	8%	4,497	26%	(41)%
Interest expense	(331)	-1%	—	—	100%

Interest Income and Other, Net

Our interest income and other, net primarily consisted of:

•	interest income;

•	sublease income;

•	realized gains (losses) on marketable securities;

•	foreign exchange gains or losses; and

•	gains or losses on the sale or disposal of equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

(dollars in thousands)	Three Months Ended
	June 29, 2008	June 30, 2007
Cash and cash equivalents	$139,986	$74,666
Short-term investments	118,565	278,905

Total cash, cash equivalents, and short-term investments	$258,551	$353,571

Percentage of total assets	63%	84%

Net cash provided by operating activities	$3,729	$2,526
Net cash provided by (used in) investing activities	25,957	(44,399)
Net cash used in financing activities	(11,716)	(3,255)
Effect of exchange rate change on cash	—	(15)

Net increase (decrease) in cash and cash equivalents	$17,970	$(45,143)

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

EXAR CORPORATION
(Registrant)

August 11, 2008	By	/s/ Pedro (Pete) P. Rodriguez
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