Form 10-Q
period 2008-09-28
EXAR CORP
filed 2008-11-07
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2008, 42,900,842,shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 19,835,425 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 28, 2008	March 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$58,377	$122,016
Short-term marketable securities	202,375	146,844
Accounts receivable (net of allowances of $777 and $714)	10,375	9,943
Accounts receivable, related party (net of allowances of $882 and $1,421)	2,371	3,712
Inventories	15,426	14,201
Interest receivable and prepaid expenses	3,222	3,889
Deferred income taxes	466	507

Total current assets	292,612	301,112
Property, plant and equipment, net	43,826	46,130
Goodwill	47,208	47,626
Intangible assets, net	22,887	26,019
Other non-current assets	2,581	3,333

Total assets	$409,114	$424,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,379	$8,801
Accrued compensation and related benefits	6,000	5,744
Deferred income and allowance on sales to distributors	3,583	3,253
Deferred income and allowance on sales to distributors, related party	8,817	9,118
Other accrued expenses	8,577	8,136

Total current liabilities	35,356	35,052
Long-term lease financing obligations	15,581	16,379
Other non-current obligations	1,648	1,712

Total liabilities	52,585	53,143

Commitments and contingencies (Notes 15, 16 and 17)
Total stockholders’ equity
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 42,847,218 and 43,928,762 shares issued and outstanding at September 28, 2008 and March 30, 2008, respectively (net of treasury shares)	4	4
Additional paid-in capital	707,237	702,218
Accumulated other comprehensive income (loss)	(134)	1,873
Treasury stock at cost, 19,835,425 and 18,288,021 shares at September 28, 2008 and March 30, 2008, respectively	(248,450)	(235,538)
Accumulated deficit	(102,128)	(97,480)

Total stockholders’ equity	356,529	371,077

Total liabilities and stockholders’ equity	$409,114	$424,220

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$21,581	$15,479	$41,752	$28,878
Net sales, related party	11,167	3,694	23,207	7,396

Total net sales	32,748	19,173	64,959	36,274

Cost of sales:
Cost of sales	11,579	5,748	22,518	10,211
Cost of sales, related party	5,208	1,442	11,055	2,483
Amortization of purchased intangible assets	956	1,499	1,911	1,739

Total cost of sales	17,743	8,689	35,484	14,433

Gross profit	15,005	10,484	29,475	21,841

Operating expenses:
Research and development	8,133	7,452	16,225	13,511
Acquired in-process research and development	—	8,800	—	8,800
Selling, general and administrative	9,746	8,503	21,047	14,033

Total operating expenses	17,879	24,755	37,272	36,344
Loss from operations	(2,874)	(14,271)	(7,797)	(14,503)
Other income and expense, net:
Interest income and other, net	2,508	4,588	4,960	9,064
Interest expense	(330)	(152)	(661)	(152)
Impairment charges on investments, net of realized gain	(1,427)	(418)	(1,209)	(397)

Total other income and expense, net	751	4,018	3,090	8,515
Loss before income taxes	(2,123)	(10,253)	(4,707)	(5,988)
Provision (benefit) from income taxes	64	6,157	(59)	5,811

Net loss	$(2,187)	$(16,410)	$(4,648)	$(11,799)

Loss per share:
Basic loss per share	$(0.05)	$(0.39)	$(0.11)	$(0.30)

Diluted loss per share	$(0.05)	$(0.39)	$(0.11)	$(0.30)

Shares used in the computation of loss per share:
Basic	42,735	41,796	42,854	38,843

Diluted	42,735	41,796	42,854	38,843

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(4,648)	$(11,799)
Reconciliation of net loss to net cash provided by operating activities:
Acquired in-process research and development	—	8,800
Depreciation and amortization	7,145	4,421
Deferred income taxes	—	11,410
Stock-based compensation expense	2,449	2,129
Provision (reversal of) for sales returns and allowances	(284)	1,914
Impairment on investments	1,454	449
Tax benefits from stock plans	—	174
Changes in operating assets and liabilities, net of effect of the Sipex merger:
Accounts receivable	1,193	(5,003)
Inventories	(1,258)	984
Prepaid expenses and other assets	821	(3,498)
Accounts payable	(421)	(1,145)
Other accrued expenses	221	(3,694)
Income taxes payable	27	(4,486)
Deferred income and allowance on sales to distributors	447	2,781
Accrued compensation and related benefits	256	3,506

Net cash provided by operating activities	7,402	6,943

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property	(1,289)	(511)
Purchases of short-term marketable securities	(124,465)	(273,248)
Proceeds from sales and maturities of short-term marketable securities	65,955	285,449
Contributions to long-term investments	(157)	(284)
Acquisition of Sipex, net of cash acquired and transaction costs	—	(2,916)

Net cash provided by (used in) investing activities	(59,956)	8,490

Cash flows from financing activities:
Repurchase of common stock	(12,913)	(32,361)
Proceeds from issuance of common stock	2,368	2,158
Repayment of bank borrowings	—	(5,291)
Repayment of lease financing obligations	(540)	(19)

Net cash used in financing activities	(11,085)	(35,513)
Effect of exchange rate changes on cash	—	(92)

Net decrease in cash and cash equivalents	(63,639)	(20,172)
Cash and cash equivalents at the beginning of period	122,016	119,809

Cash and cash equivalents at the end of period	$58,377	$99,637

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in consideration for acquired assets and liabilities of Sipex	$—	$229,999
Assumption of vested options and warrants	$—	$11,890

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Exar Corporation (together with its subsidiaries, “Exar” or “we”) was incorporated in California in 1971 and reincorporated in Delaware in 1991. We are a fabless semiconductor company that designs, develops, markets and sells power management and connectivity silicon solutions. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems and industrial automation equipment.

In December 2007, we changed our fiscal year end from a fiscal year ending as of the last day of March to a 52-53 week fiscal year ending on the Sunday closest to March 31. As part of this change, each fiscal quarter also ends on the Sunday closest to the end of the corresponding calendar quarter. The second fiscal quarters of 2009 and 2008 included 91 and 92 days from June 30, 2008 to September 28, 2008 and July 1, 2007 to September 30, 2007, respectively.

On August 25, 2007, we acquired Sipex Corporation (“Sipex”) through the merger of Sipex and a subsidiary of Exar. Accordingly, the results of operations of Sipex and the estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

Basis of Presentation and Use of Management Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include Exar and its wholly-owned subsidiaries. This financial information reflects all adjustments, which are, in our opinion, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The March 30, 2008 condensed consolidated balance sheet was derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. All significant inter-company transactions and balances have been eliminated.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended March 30, 2008 included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008, as amended by Amendment No. 1 on Form 10-Q/A, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended September 28, 2008 are not necessarily indicative of the results to be expected for any future period.

To conform with current period presentation, we have reclassified net realized gain on investments from “Interest income and other, net” to “Impairment charges on investments, net of realized gain” line time on the condensed consolidated statements of operations.

NOTE 2. ACCOUNTING POLICIES

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”), and other guidance under GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of the adoption of FSP 142-3 on our financial position, results of operations and liquidity.

In December 2007, the FASB issued FAS 141R, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized under purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. We will adopt FAS 141R in fiscal year 2010 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

NOTE 3. FAIR VALUE MEASURMENT

Effective March 31, 2008, the first date of our 2009 fiscal year, we adopted the Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption of FAS 157 for financial assets and financial liabilities had no material impact on our financial position, results of operations and liquidity. We are currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on our financial position, results of operations and liquidity.

Relative to FAS 157, the FASB issued Staff Position No. FAS 157-1 and FAS 157-2 in February 2008 and FAS 157-3 in October 2008. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, did not impact us as it amends FAS 157 to exclude Statement of Financial Accounting Standards No. 13, Accounting for Leases and its related interpretative accounting pronouncements that address leasing transaction. FAS 157-2, Effective Date of FASB Statement No. 157, delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active and is effective immediately. As of September 28, 2008, we did not have any financial assets that were valued using inactive markets, and as such, we were not impacted by FAS 157-3.

Valuation Hierarchy and Techniques

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Our investments in marketable securities and money market funds that are traded in active exchange markets, as well as our investments in U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets are classified under level 1.

Level 2 – Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our investments in U.S. government and agency securities, commercial paper, corporate and municipal debt securities and asset-

backed and collateralized-backed securities are traded less frequently than exchange traded securities and are valued using inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. These instruments are classified within level 2.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We hold no financial assets or liabilities that are classified within level 3.

Our assets, measured at fair value on a recurring basis, at the end of the second quarter of fiscal 2009 were summarized as follows (in thousands):

	Total	Level 1	Level 2
Assets
Money market funds	$21,547	$21,547	$—
Fixed income available-for-sale securities	238,071	7,570	230,501

Total financial instruments owned	$259,618	$29,117	$230,501

We account for our investments in debt and equity instruments under the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). Management determines the appropriate classification of cash equivalent or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the “Accumulated other comprehensive income (loss)” line item in the condensed consolidated balance sheets. At September 28, 2008, there was approximately $0.1 million of net unrealized losses from our level 1 and level 2 investments.

We follow the guidance provided by FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP 115-1”), to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in “Other income and expense, net” line item in the condensed consolidated statements of operations. We recorded an other-than-temporary impairment charge of a debt security in the amount of $0.6 million in the second quarter of fiscal 2009. Our unrealized loss, reported in the “Accumulated other comprehensive income (loss)” line item in the condensed consolidated balance sheets, was therefore reduced by this amount.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier adoption was permitted. On March 31, 2008, the first day of our fiscal year 2009, we adopted FAS 159 and have elected not to measure any additional financial instruments and other items at fair value. As such, the adoption had no material impact on our financial position, results of operations and liquidity.

NOTE 4. BUSINESS COMBINATION

On August 25, 2007, we completed our merger with Sipex, a company that designed, manufactured and marketed high performance analog ICs used by OEMs in the computing, consumer electronics, communications and networking infrastructure markets. As a result of the merger, we have combined product offerings, increased technical expertise, distribution channels, customer base and geographic reach, and reduced expenses due to significant cost synergies.

The merger was accounted for as a purchase in accordance with FAS 141. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

The total estimated purchase price of the merger was as follows (in thousands):

Amounts
Fair value of Exar common stock issued	$229,999
Fair value of options and warrants assumed	16,701
Direct transaction costs	4,038

Total estimated purchase price	$250,738

Purchase Price Allocation

The allocation of the purchase price to Sipex’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill resulted primarily from our expectations of synergies from integration of Sipex’s product offerings with our product offerings. Goodwill is not deductible for tax purposes. We had up to twelve months from the closing date of the merger to adjust pre-acquisition contingencies, if any.

The purchase price was adjusted during the first six months of fiscal 2009 as follows (in thousands):

	As of March 30, 2008	Adjustments	As of September 28, 2008
Cash	$1,122		$1,122
Accounts receivable	5,720		5,720
Inventory	12,245		12,245
Other assets	2,056		2,056
Property, plant and equipment	19,883		19,883
Accounts payable	(6,439)		(6,439)
Other liabilities	(10,530)	418	(10,112)
Long-term financing obligations and others	(18,470)		(18,470)

Net tangible assets acquired	5,587		6,005
Identifiable intangible assets	60,600		60,600
In-process research and development	8,800		8,800
Fair value of unvested options assumed	4,811		4,811
Goodwill	170,940	(418)	170,522

Total estimated purchase price	$250,738		$250,738

We recorded an adjustment to reduce goodwill by $0.4 million during the first six months of fiscal 2009. This adjustment reduced the allowance for sales returns and volume price discounts for Sipex’s products in the distribution channel, which was initially estimated on the Sipex merger date.

During the fourth quarter of fiscal year ended March 30, 2008, we recorded a goodwill impairment loss of approximately $128.5 million associated with the Sipex merger.

Pro Forma Financial Information

The following unaudited pro forma financial information was based on the respective historical financial statements of Exar and Sipex. The unaudited pro forma financial information reflected the consolidated results of operations as if the merger of Sipex occurred at the beginning of the period and included the amortization of the resulting identifiable acquired intangible assets, effects of the estimated write-up of Sipex inventory to fair value on cost of goods sold, the exclusion of interest expense on Sipex’s senior convertible notes and stock-based compensation expenses. These unaudited pro forma financial information adjustments reflected their related tax effects. The pro forma data for the second quarter and first six months of fiscal 2008 also included a non-recurring charge, consisting of acquired in-process research and development of $8.8 million. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Exar and Sipex been a consolidated business during the period presented (in thousands except per share information):

	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
Pro forma net sales	$28,836	$64,356
Pro forma net loss	$(33,575)	$(40,136)
Pro forma basic and diluted net loss per share	$(0.65)	$(0.77)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the first six months of fiscal 2009 was as follows (in thousands):

Amount
Balance as of March 30, 2008	$47,626
Goodwill adjustment	(418)

Balance as of September 28, 2008	$47,208

We recorded an adjustment to reduce goodwill by $0.4 million during the first six months of fiscal 2009. This adjustment reduced the allowance for sales returns and volume price discounts for Sipex’s products in the distribution channel, which was initially estimated on the Sipex merger date.

During the fourth quarter of fiscal year ended March 30, 2008, we recorded a goodwill impairment charge of approximately $128.5 million associated with the Sipex merger.

Intangible Assets

Our purchased intangible assets at September 28, 2008 and September 30, 2007 were summarized below (in thousands):

	September 28, 2008			September 30, 2007
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$26,673	$(9,083)	$17,590	48,310	(3,222)	45,088
Patents/Core technology	3,159	(1,050)	2,109	7,900	(165)	7,735
Customer backlog	340	(340)	—	400	(42)	358
Distributor relationships	2,539	(722)	1,817	6,500	(115)	6,385
Customer relationships	1,647	(406)	1,241	4,300	(61)	4,239
Tradenames/Trademarks	263	(133)	130	600	(20)	580

	$34,621	$(11,734)	$22,887	68,010	(3,625)	64,385

(1)	During the fourth quarter of fiscal year ended March 30, 2008, we recorded an intangible asset impairment charge of approximately $36.7 million associated with Sipex intangible assets.

The aggregate amortization expenses for our purchased intangible assets were summarized for the periods presented below (in thousands):

		Three Months Ended		Six Months Ended
	Weighted Average Lives	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in months)	(in thousands)		(in thousands)
Existing technology	50	$1,266	$1,029	$2,566	$1,346
Patents/Core technology	60	135	165	269	165
Customer backlog	6	—	42	—	42
Distributor relationships	72	92	114	185	114
Customer relationships	84	52	61	105	61
Tradenames/Trademarks	36	17	21	34	21

Total		$1,562	$1,432	$3,159	$1,749

The estimated future amortization expenses for our purchased intangible assets were summarized below (in thousands):

Amortization Expense
(by fiscal year)

Remainder of 2009	$3,125
2010	6,249
2011	5,482
2012	3,483
2013	3,129
2014 and thereafter	1,419

$22,887

NOTE 6. LONG-TERM INVESTMENTS

Our long-term investments, recorded in the “Other non-current assets” line item in the condensed consolidated balance sheets, consist of the investments in TechFarm Ventures L.P. (Q), L.P. (“TechFarm Fund”) and Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Both TechFarm Fund and Skypoint Fund are venture capital funds which invest primarily in private companies in the telecommunications and/or networking industry. We account for these non-marketable equity securities under the cost method. In accordance with the FSP 115-1, we periodically review and determine whether the investments are other-than-temporarily impaired, in which case the investments are written down to their impaired value.

As of September 28, 2008 and March 30, 2008, our long-term investments balances were as follows (in thousands):

	September 28, 2008	March 30, 2008
TechFarm Fund	$—	$466
Skypoint Fund	1,891	2,170

Long-term investments	$1,891	$2,636

In the second quarter of fiscal 2009, we analyzed the fair value of the underlying investment in TechFarm Fund and concluded that the remaining carrying value in TechFarm Fund was other-than-temporarily impaired and recorded an impairment charge of $0.5 million. As such, we reduced the carrying value of our investment in TechFarm Fund to zero as of September 28, 2008. During the same period, we also analyzed the fair value of the underlying investments of SkyPoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $0.4 million.

In the second quarter of fiscal 2008, we performed a review of our investments and determined that two of the portfolio companies in the Skypoint Fund had limited cash on hand and financing opportunities were minimal. We concluded that a portion of the carrying value had been other-than-temporarily impaired and recorded an impairment charge against our earnings of $0.4 million. No impairment charged was recorded for TechFarm Fund in the second quarter of fiscal 2008.

NOTE 7. RELATED PARTY TRANSACTIONS

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.7 million shares, or approximately 18% of our outstanding common stock as of September 28, 2008. As such, Alonim is our largest stockholder.

Our sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 34% and 19% of our total net sales for the second quarters of fiscal 2009 and fiscal 2008, respectively. It accounted for 36% and 20% of our total net sales for the first six months of fiscal 2009 and fiscal 2008, respectively.

We reimbursed Future for approximately $11,000 and $5,000 of expenses for marketing promotional materials for the second quarters of fiscal 2009 and fiscal 2008, respectively. We reimbursed Future for approximately $20,000 and $5,000 of expenses for marketing promotional materials for the first six months of fiscal 2009 and fiscal 2008, respectively.

NOTE 8. RESTRUCTURING

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

Our restructuring liabilities were included in the “Other accrued expenses” line item on the condensed consolidated balance sheets, and the activities affecting the liabilities for the first and second quarters of fiscal 2009 were summarized as follows (in thousands):

	Facility costs	Severance costs	Total restructuring liabilities
Balance at March 30, 2008	$491	$200	$691
Utilization	(36)	—	(36)

Balance at June 29, 2008	455	200	655
Utilization	(36)	—	(36)

Balance at September 28, 2008	$419	$200	$619

For the second quarter and first six months of fiscal 2009, we utilized approximately $36,000 and $72,000, respectively, of our restructuring reserve primarily related to our unused space at one of our international offices. The remaining balance of approximately $419,000 was expected to be paid during the remaining term of the lease contract which extends through 2012.

The remaining reserve of approximately $200,000 on severance costs was expected to be paid during the next six months.

NOTE 9. INVENTORIES

Our inventories consisted of the following (in thousands):

	September 28, 2008	March 30, 2008
Work-in-process	$8,983	$8,775
Finished goods	6,443	5,426

Inventories	$15,426	$14,201

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment consisted of the following (in thousands):

	September 28, 2008	March 30, 2008
Land	$11,960	$11,960
Buildings	22,624	22,584
Machinery and equipment	66,323	65,215

Property, plant and equipment, total	100,907	99,759
Accumulated depreciation and amortization	(57,081)	(53,629)

Property, plant and equipment, net	$43,826	$46,130

NOTE 11. LOSS PER SHARE

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

Our loss per share was summarized as follows for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(2,187)	$(16,410)	$(4,648)	$(11,799)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	42,735	41,796	42,854	38,843
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in computation of diluted loss per share	42,735	41,796	42,854	38,843

Loss per share	$(0.05)	$(0.39)	$(0.11)	$(0.30)

For the second quarter and first six months of fiscal 2009, as we incurred a net loss, the weighted average number of common shares outstanding equals the weighted average number of common shares and common shares equivalents assuming dilution. Options to purchase common shares and RSUs or common shares in the aggregate amounts of approximately 246,000 and 239,000 shares for the second quarter and first six months of fiscal 2009, respectively, were excluded from our loss per share calculation under the treasury stock method. Had we had income for these periods, our diluted shares would have increased by the aforementioned amounts.

For the second quarter and first six months of fiscal 2009, options to purchase approximately 5.2 million and 5.1 million shares of our common stock, with exercise prices per share ranging from $7.34 to $86.10 and $7.19 to $86.10 respectively, and unvested RSUs for approximately 50,000 and 55,000 shares of our common stock with a grant date fair value per share of $7.63 and $7.90, respectively, were outstanding and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 280,000 shares of our common stock at a per share exercise price of $9.63 were outstanding for both periods and were excluded in the computation of diluted net loss per share for both periods because they were anti-dilutive under the treasury stock method.

For the second quarter and first six months of fiscal 2008, as we incurred a net loss, the weighted average number of common shares outstanding equals the weighted average number of common shares and common share equivalents assuming dilution. Options to purchase common shares and RSUs or common shares in the aggregate amounts of approximately 626,000 and 582,000 for the second quarter and first six months of fiscal 2008, respectively, were excluded from our loss per share calculation for those periods. Had we had income for these periods, our diluted shares would have increased by the aforementioned amounts.

For the second quarter and first six months of fiscal 2008, options to purchase approximately 4.0 million and 4.1 million shares of our common stock with exercise prices ranging from $10.34 to $86.10 for both periods, respectively, and unvested RSUs for approximately 47,000 and 15,000 shares of our common stocks with a grant date fair value per share of $9.52 and $10.20, respectively, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 280,000 shares of our common stock at per share exercise price of $9.63 were outstanding for the six months ended September 30, 2007 and were excluded from the computation of diluted loss per share for both periods because they were anti-dilutive under the treasury stock method.

Our application of the treasury stock method includes assumed cash proceeds from option exercised, the average unamortized stock-based compensation expense for the period, and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

NOTE 12. COMMON STOCK REPURCHASES

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. We may continue to utilize our share repurchase program described below, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. The 2007 SRP was in addition to a share repurchase plan announced on March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock.

We repurchased a total of 1.5 million shares of our common stock at an aggregate cost of $12.9 million under the 2007 SRP during the first six months of fiscal 2009. We did not repurchase any shares during the second quarter of fiscal 2009.

During the second quarter and first six months of fiscal 2008, we repurchased a total of 2.1 million and 2.4 million shares, respectively, of our common stock at an aggregate cost of $28.4 million and $32.4 million, respectively, under both SRPs. In addition, we repurchased 10,000 shares at an aggregate cost of $1 from a former executive officer pursuant to a restricted stock purchase agreement in the first fiscal quarter of 2008.

We have fully utilized the 2001 SRP. As of September 28, 2008, the remaining authorized amount for the share repurchases under the 2007 SRP was $12.3 million. The 2007 SRP does not have a termination date.

NOTE 13. STOCK-BASED COMPENSATION

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

We are authorized to issue 4.5 million shares of common stock under our ESPP. There were approximately 1,637,000 shares of common stock reserved for future issuance under our ESPP at September 28, 2008.

For the first six months of fiscal 2009 and fiscal 2008, we issued approximately 26,000 shares and 16,000 shares, respectively, of our common stock at weighted average prices of $7.55 and $12.66, respectively, to the participating employees under our ESPP.

Equity Incentive Plans

We currently have five equity incentive plans including the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and four other equity plans assumed upon merger with Sipex: the Sipex Corporation 1999 Stock Plan, the Sipex Corporation 2000 Non-Qualified Stock Option Plan, the Sipex Corporation Amended and Restated 2002 Non-Statutory Stock Option Plan and the Sipex Corporation 2006 Equity Incentive Plan (collectively, the “Sipex Plans”).

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. Restricted stock units granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of the combined company hired after the merger. At September 28, 2008, there were approximately 3.6 million shares available for future grant under all our equity incentive plans.

There were options to purchase approximately 5.5 million and 5.1 million shares of our common stock outstanding under all equity incentive plans at September 28, 2008 and March 30, 2008, respectively.

Stock Options

Our stock option transactions during the first six months of fiscal 2009 were summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at March 30, 2008	5,086,297	$13.23	3.85	$2,383,110
Options granted	1,729,875	8.25
Options exercised	(405,284)	5.35
Options cancelled	(677,318)	17.28
Options forfeited	(248,402)	9.68

Balance at September 30, 2008	5,485,168	$11.90	4.57	$830,499

Vested and expected to vest, September 28, 2008	5,063,964	$12.09	4.43	$800,588

Vested and exercisable, September 28, 2008	2,777,490	$14.22	2.91	$659,182

The aggregate intrinsic values in the table above represented the total pre-tax intrinsic value, which was based on the closing price of our common stock at the end of the periods. These were the values which would have been received by option holders if all option holders exercised their options on that date.

The total number of in-the-money options vested and exercisable was 0.6 million and 3.9 million at the end of the second quarters of fiscal 2009 and fiscal 2008, respectively.

Total unrecognized stock-based compensation cost was $5.8 million at the end of the second fiscal quarter of 2009, which was expected to be recognized over a weighted average period of 3.10 years.

Restricted Stock Awards and Units

Our RSA and RSU transactions during the first six months of fiscal 2009 were summarized as follows:

	Shares	Weighted Average Grant-Date Fair Market Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Unvested at March 30, 2008	304,933	$12.20	1.41	$2,497,401
Granted	220,434	8.27
Issued and released	(34,350)	7.82
Cancelled	(26,740)	9.98

Unvested at September 28, 2008	464,277	$10.38	1.41	$3,500,649

Vested and expected to vest at September 28, 2008	398,552	$9.94	1.35	$3,005,081

The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs, and vested and expected to vest RSUs at the end of each period.

For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, was recognized on a straight-line basis, over the vesting period.

At the end of the second quarter of fiscal 2009, there were RSUs for approximately 464,000 shares of our common stock outstanding with an unrecognized stock-based compensation cost of approximately $2.7 million to be recognized as compensation expense over a weighted average period of 1.41 years.

At the end of the second quarter of fiscal 2008, there were RSUs for approximately 212,000 shares of our common stock outstanding with an unrecognized stock-based compensation cost of approximately $2.6 million to be recognized as compensation expense over a weighted average period of 1.65 years.

During the second quarter of fiscal 2008, we granted performance based RSUs for approximately 20,000 shares of our common stock to certain executives, issuable on March 31, 2008. Based on our assessment of meeting the performance targets established for each individual and probability that these targets would be achieved, we recorded approximately $22,000 in compensation expenses related to the grants. Approximately 10,000 shares were subsequently granted based on the achievements of each individual’s goals.

Upon the merger with Sipex, we entered into an agreement with our former chief executive officer whereby he would be granted 20,000 shares of our common stock if certain financial targets were met; 10,000 shares of common stock were issuable on March 31, 2008 and September 30, 2008, respectively. Based on our assessment of the probability of achieving the performance targets, no compensation expense was recorded in connection with this agreement during the second fiscal quarter of 2008. Neither of these grants was made due to his termination.

Stock-Based Compensation Expense

Our stock-based compensation expense related to stock options, RSAs and RSUs under FAS 123R for the fiscal periods presented were summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of sales	$174	$106	$366	$134
Research and development	481	324	839	548
Selling, general and administrative	435	938	1,244	1,447

Stock-based compensation expense	$1,090	$1,368	$2,449	$2,129

There was no stock-based compensation cost capitalized in inventory at September 28, 2008. There was approximately $33,000 of total unamortized stock-based compensation cost capitalized in inventory at March 30, 2008.

Valuation Assumptions

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgments which include the expected term of the stock-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

We used the following assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Expected term of options (years)	4.6 -4.8	4.5 -5.0	4.6 -4.8	4.5 -5.0
Risk-free interest rate	3.1 - 3.2%	4.3 - 4.4%	3.1 - 3.2%	4.4 - 4.8%
Expected volatility	30 - 31%	31 - 35%	30 - 31%	30 - 36%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$2.34	$4.95	$2.65	$4.89

NOTE 14. COMPREHENSIVE LOSS

Our comprehensive loss was summarized as follows for the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(2,187)	$(16,410)	$(4,648)	$(11,799)
Other comprehensive income (loss):
Cumulative translation adjustments	—	(48)	—	(57)
Change in unrealized gain and loss, on marketable securities, net of tax	(781)	516	(2,007)	352

Total other comprehensive income (loss)	(781)	468	(2,007)	295

Comprehensive loss	$(2,968)	$(15,942)	$(6,655)	$(11,504)

NOTE 15. LEASE OBLIGATIONS

In connection with the Sipex merger, we assumed a lease financing obligation related to a facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”). The lease term expires in March 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview facility was estimated at $13.4 million at the time of the merger and was included in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on our condensed consolidated balance sheets. The effective interest rate is 8.2%. Depreciation for the Hillview facility is recorded using the straight-line method over the remaining useful life and was $0.1 million and $0.2 million, respectively, for the second quarter and the first six months of fiscal 2009 and was insignificant for the same periods a year ago.

At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle by returning the Hillview facility.

We sublet the Hillview facility in April 2008. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.4 million for the duration of the sublease term. The sublease income for the second fiscal quarter and first six months of fiscal 2009 was approximately $0.4 million and $0.6 million, respectively, and was recorded in the “Other income and expense, net” line item in our condensed consolidated statements of operations.

In addition to the Hillview facility, we also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license, which were accounted for as a capital lease and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tools obligation was included in the “Long-term lease financing obligations” line on our condensed consolidated balance sheets. The effective interest rate for the design tools is 7.25%. Amortization on the design tools is recorded using the straight-line method over the remaining useful life and was $0.3 million and $0.6 million, for the second quarter and the first six months of fiscal 2009, respectively.

Future minimum lease payments for our lease financing obligations as of the end of the second fiscal quarter of 2009 were as follows (in thousands):

Fiscal Years	Hillview Facility	Design Tools	Total	Sublease Income
Remainder of 2009	$687	$222	$909	$706
2010	1,415	1,450	2,865	1,412
2011	13,624	1,450	15,074	1,412
2012	—	1,087	1,087	—

Total minimum lease payments	15,726	4,209	19,935	3,530
Less: amount representing interest	(2,610)	(605)	(3,215)	—

Present value of minimum lease payments	13,116	3,604	16,720	3,530
Less: current portion of lease financing obligation	328	811	1,139	—

Long-term lease financing obligation	$12,788	$2,793	$15,581	$3,530

Interest expense for the Hillview lease financing for the second quarter and first six months of fiscal 2009 totaled approximately $269,000 and $537,000, respectively. Interest expense for the design tools lease obligations for the second quarter and first six months of fiscal 2009 totaled approximately $44,000 and $89,000, respectively.

Interest expense for the HIllview lease financing for both the second and first six months of fiscal 2008 totaled approximately $92,000.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down during its two-year plume stability evaluation. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate a treatment program and pursue a no further action order for the site. As such, we accrued an additional $58,000 and increased our liability to $250,000. This accrual includes about $200,000 for the initial treatment process and $50,000 for future annual monitoring.

In February 2006, we entered into a definitive Master Agreement with Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China. Silan is a China-based semiconductor foundry. This transaction was related to the closing of our wafer fabrication operations located in Milpitas, California. Under this agreement, Exar and Silan would work together to enable Silan to manufacture semiconductor wafers using our process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for two years beginning January 1, 2007. As of September 28, 2008, we have completed the transfer of the process technology and Silan has started the commercial manufacturing for us. There were open purchase orders for approximately $1.1 million outstanding at the end of the second quarter of fiscal 2009.

Generally, we warrant all of our products against defects in materials and workmanship for a period ranging from ninety days to two years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liability related to our products was immaterial at the end of the second quarter of fiscal 2009.

Additionally, our sales agreements indemnify our customers for expenses or liability resulting from alleged or claimed infringement by our products of any United States letter patents of third parties. However, we are not liable for any collateral, incidental or consequential damages arising out of patent infringement. The terms of these indemnification agreements are perpetual, commencing after execution of the sales agreement or the date indicated on our order acknowledgement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any such indemnity claim.

NOTE 17. LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. Although the ultimate outcome of the matters discussed below and other matters is not presently determinable, management currently believes that the resolution of all such pending matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

Ericsson Wireless Communication, Inc. and Vicor Corporation

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) (“Ericsson”) initiated a lawsuit against us in San Diego County Superior Court. In its Third Amended Complaint, Ericsson asserted causes of action against us for negligence, strict product liability, and unfair competition, seeking monetary damages and unspecified injunctive relief. Based on discovery responses, Ericsson claimed that its damages exceeded $1 billion. The case is based on Ericsson’s purchase of allegedly defective products from Vicor Corporation, our former customer to whom we sold untested, semi-custom wafers. We disputed the allegations in Ericsson’s Third Amended Complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously. On December 1, 2006, we entered into a Settlement Agreement with Ericsson to resolve the claims it asserted. Based on further events in the case, our total liability to Ericsson under the Settlement Agreement was $500,000, which was paid by our insurance carriers. Following payment, Ericsson dismissed its claims against us with prejudice.

On April 5, 2005, Vicor Corporation (“Vicor”) filed a cross-complaint against us in San Diego County Superior Court that asserted various contract, tort, and indemnity based claims. Vicor alleged, among other things, that we sold it integrated circuits that were defective and failed to meet agreed-upon specifications, and that we intentionally concealed material facts regarding the specifications of the integrated circuits that Vicor alleges it bought from us. Vicor alleged that it is entitled to indemnification from us for the damages that Vicor paid to Ericsson because of Ericsson’s direct claims against Vicor. On May 9, 2005, we filed a demurrer to all but one of Vicor’s causes of action against us, which the San Diego Superior Court sustained without leave to amend on June 17, 2005, except for Vicor’s claims for indemnity. We answered those causes of action on July 5, 2005. We disputed the allegations in Vicor’s cross-complaint, believed that we had meritorious defenses, and defended the lawsuit vigorously.

After entering the Settlement Agreement with Ericsson, we filed a motion on December 20, 2006 for an order finding the Settlement Agreement was in good faith. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. The result of the finding of good faith was that Vicor’s indemnity claims were subject to dismissal. Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding, which the Court of Appeal summarily denied on February 28, 2007. The San Diego Superior Court dismissed Vicor’s indemnity claims and entered judgment in our favor on July 10, 2007. After entering judgment, the San Diego Superior Court awarded us costs against Vicor in the amount of $84,405 and monetary sanctions against Vicor in the amount of $44,266.91. Vicor filed a notice of appeal on September 6, 2007. The appeal is fully briefed, but oral argument as not yet been set.

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

On March 17, 2005, Vicor filed a cross-complaint against us and Rohm Device USA, LLC and Rohm Co., Ltd, the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor. In the cross-complaint, Vicor asserted allegations similar to those in its cross-complaint in the Ericsson San Diego County action discussed above, and also alleged that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson or other Vicor customers that may make claims against Vicor. In the cross-complaint, Vicor asserted various contract, tort, and indemnity based causes of action against us. On May 23, 2005, we filed a demurrer to each cause of action in Vicor’s cross-complaint, and on July 15, 2005, the Santa Clara County Superior Court sustained our demurrer to each of the causes of action. The Court granted Vicor leave to amend the cross-complaint to assert a reciprocal cause of action for declaratory relief only. On August 1, 2005, Vicor filed its amended cross-complaint asserting a reciprocal declaratory relief claim against us and a declaration that we were obligated to indemnify it for any damages resulting from claims brought against Vicor by its customers. Vicor’s amended cross-complaint does not seek damages. We answered Vicor’s amended cross-complaint on September 2, 2005. The Santa Clara action was transferred to San Diego for coordination with the Ericsson San Diego County action on August 18, 2006. No trial date has been set.

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

On May 14, 2007, the Appeals Court issued its decision reversing the Middlesex Superior Court’s grant of summary judgment and remanding the case for further proceedings. Sipex immediately filed a motion for enlargement of time to file a petition for rehearing and an application for further appellate review. Sipex’s petition for rehearing was filed on June 13, 2007, in the Massachusetts Appeals Court and its application for further appellate review was filed on June 28, 2007, in the Massachusetts Supreme Judicial Court. Thereafter, on July 9, 2007, DiPietro filed his opposition to Sipex’s Application for further appellate review and on July 18, 2007, filed his response to Sipex’s petition for rehearing. In early September 2007, the Massachusetts Appeals Court amended its decision to clarify issues addressed in Sipex’s petition for rehearing.

On October 31, 2007, Sipex’s application for further appellate review was denied. The case was remanded to Middlesex Superior Court and will proceed.

On June 16, 2008, we attended a pretrial conference. At the Court clerk’s suggestion, Sipex served its motion for leave to file renewed motions for summary judgment on August 11, 2008, and Mr. DiPietro served his opposition on August 21, 2008. The parties attended a status conference on October 14, 2008, and at that time, the Court heard arguments on Sipex’s motion for leave to file renewed motions for summary judgment. The outcome of that motion is pending. Trial is currently scheduled for the week of February 9, 2009.

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

NOTE 18. INCOME TAX

During the second quarter and first six months of fiscal 2009, we recorded an income tax provision of $64,000 and an income tax benefit of $59,000, respectively. During the second quarter and first six months of fiscal 2008, we recorded an income tax provision of $6.2 million and $5.8 million, respectively. The recorded income tax provision in fiscal 2008 was primarily due to the establishment of an $8.3 million valuation allowance against our deferred tax assets as a result of the Sipex merger in August 2007.

During the second quarter and first six months of fiscal 2009, the unrecognized tax benefits increased by $0.3 million and $0.4 million, respectively, to $9.8 million at September 28, 2008. The increase was primarily as a result of increased unrecognized tax benefit on R&D tax credits generated in the first six months of fiscal 2009. If recognized, all of these unrecognized tax benefits would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance on our deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties were $0.3 million and $0.2 million at the end of the second quarters of fiscal 2009 and fiscal 2008, respectively.

Our only major tax jurisdictions are the United States federal and various U.S. states. The fiscal years 1998 through 2008 remain open and subject to examinations by the appropriate governmental agencies of the United States, with fiscal years 2001 through 2008 open to audits by certain U.S. states.

Emergency Economic Stabilization Act of 2008

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. We do not expect any impact to our effective tax rate or tax provision during fiscal year 2009 as the result of this law change.

California Assembly Bill 1452

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. We do not expect any impact to our effective tax rate or tax provision during fiscal year 2009 as the result of this law change.

NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment. We design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including power management, networking, serial communications and storage. The nature of our products and production processes as well as the type of customers and distribution methods are consistent among all of our products.

Our net sales by product line were summarized as follows for the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2008	September 30 2007*	September 28, 2008	September 30 2007*
Communications	$8,426	$6,780	$15,322	$13,926
Interface	17,954	10,619	36,479	20,574
Power management	6,368	1,774	13,158	1,774

Total net sales	$32,748	$19,173	$64,959	$36,274

*	Revenue from Sipex products was included starting from August 26, 2007.

Our net sales by geographic areas were summarized as follows for the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2008	September 30 2007*	September 28, 2008	September 30 2007*
United States	$8,401	$6,318	$16,427	$13,203
China	7,032	4,101	14,247	7,068
Singapore	4,237	982	8,442	1,906
Japan	2,302	1,157	4,695	2,272
Italy	1,524	2,048	2,707	3,843
Europe (excludes Italy)	5,049	3,034	10,902	5,929
Rest of world	4,203	1,533	7,539	2,053

Total net sales	$32,748	$19,173	$64,959	$36,274

*	Revenue from Sipex products was included starting from August 26, 2007.

Substantially all of our long-lived assets at the end of the second quarter of fiscal 2009 were located in the United States.

NOTE 20. SUBSEQUENT EVENT

At our Annual Meeting of Stockholders held on October 16, 2008, our stockholders approved the proposed Stock Option Exchange Program. Under the Stock Option Exchange Program, which we commenced on October 23, 2008, eligible employees have the opportunity to exchange certain outstanding options with exercise prices equal to or greater than $11.00 per share and an expiration date after March 31, 2009 for restricted stock unit awards that cover a lesser number of shares of our common stock. The exchange ratio of shares subject to such eligible options to new awards issued will be 4-to-1, 5-to-1 or 6-to-1, depending on the exercise price of the option being exchanged. We will follow FAS 123R to recognize the incremental compensation cost of the new awards granted in the exchange. The incremental compensation cost will be measured as the excess, if any, of the fair value of each new award granted to employees in exchange for surrendered stock options, measured as of the date the new awards are granted, over the fair value of the stock options surrendered in exchange for the new awards, measured immediately prior to the cancellation. This incremental compensation cost will be recognized ratably over the vesting period of the new awards. In the event that any of the new awards are forfeited prior to their vesting due to termination of employment, the compensation cost for the forfeited new awards will not be recognized.

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

BUSINESS OVERVIEW

Exar Corporation (together with its subsidiaries, “Exar” or “we”) is a fabless semiconductor company that designs, develops, markets and sells connectivity and power management products to the consumer, communications and industrial markets. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems and industrial automation equipment. Our product portfolio spans a wide range of performance solutions from direct current to direct current (“DC-DC”) regulators and controllers, voltage references, microprocessor supervisors, charge pump regulators and light-emitting diode (“LED”) drivers, single and multi-channel Universal Asynchronous Receiver/Transmitters (“UART”) for portable and wireless applications, serial interfaces, port multipliers for storage applications, to T/E (T: North America and Asia transmission interface; E: European transmission interface) and Synchronous Optical Network/Synchronous Data Hierarchy (“Sonet/SDH”) communications. Our products are designed working directly with large original equipment manufacturer (“OEM”) customers who help drive our technology roadmap and system solutions.

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

In December 2007, we changed our fiscal year end from a fiscal year ending as of the last day of March to a 52-53 week fiscal year ending on the Sunday closest to March 31. As part of this change, each fiscal quarter also ends on the Sunday closest to the end of the corresponding calendar quarter. The second fiscal quarters of 2009 and 2008 included 91 and 92 days from June 30, 2008 to September 28, 2008 and July 1, 2007 to September 30, 2007, respectively.

On August 25, 2007, we acquired Sipex Corporation (“Sipex”) through the merger of Sipex and a subsidiary of Exar. Accordingly, the results of operations of Sipex and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with U.S. GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (the “SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; and (6) long-lived assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

RESULTS OF OPERATIONS

Net Sales by Product Line

We began to recognize revenue on shipments to our two primary distributors, Future Electronics Inc. (“Future”), a related party, and Nu Horizons Electronics Corp. (“Nu Horizons”), on a sell-through basis beginning August 26, 2007. On that same date, we began to include sales from products acquired from Sipex. Certain net sales by product line for prior periods have been reclassified to be consistent with the presentation of the fiscal year of 2009.

Our net sales by product line in absolute dollars and as a percentage of net sales were summarized for the periods presented (in thousands):

	Three Months Ended					Six Months Ended
	September 28, 2008		September 30, 2007*		Change	September 28, 2008		September 30, 2007*		Change
Net sales:
Communications	$8,426	26%	$6,780	36%	24%	$15,322	24%	$13,926	38%	10%
Interface	17,954	55%	10,619	55%	69%	36,479	56%	20,574	57%	77%
Power management	6,368	19%	1,774	9%	259%	13,158	20%	1,774	5%	642%

Total	$32,748	100%	$19,173	100%		$64,959	100%	$36,274	100%

*	Revenue from Sipex products was included starting from August 26, 2007.

Communications

Communications products include network access and transmission products and storage products as well as optical products acquired from the Sipex merger. We estimate that the change of revenue recognition to a sell-through basis at our two primary distributors reduced sales of network access and transmission products by $0.6 million in the second quarter and first six months of fiscal 2008. Additionally, the remaining revenue fluctuations are as follows:

For the second quarter of fiscal 2009, net sales of communication products increased $1.0 million compared to the second quarter of fiscal 2008. Net sales of optical products increased $0.8 million as the merger occurred in mid second quarter of fiscal 2008. Net sales of network access and transmission products increased $0.2 million, primarily due to increased sales volume of SONET products at lower prices.

For the first six months of fiscal 2009, net sales of communication products increased $0.8 million compared to the first six months of fiscal 2008. Net sales of optical products increased $1.8 million as the merger occurred in mid second quarter of fiscal 2008. Net sales of network access and transmission products decreased $1.0 million, primarily due to price erosion on a SONET product.

Interface

Interface products include UARTs, video, imaging and other products as well as transceiver products acquired from the Sipex merger. We estimate that the change of revenue recognition to a sell-through basis at our two primary distributors reduced sales of UART products by $1.5 million in the second quarter and first six months of fiscal 2008. Additionally, the remaining revenue fluctuations are as follows:

For the second quarter of fiscal 2009, net sales of interface products increased $5.8 million compared to the second quarter of fiscal 2008. Net sales of transceiver products increased $8.3 million as the merger occurred in mid second quarter of fiscal 2008. Net sales of UARTs decreased $2.5 million, primarily due to decreased sales volume.

For the first six months of fiscal 2009, net sales of interface products increased $14.4 million compared to the first six months of fiscal 2008. Net sales of transceiver products increased $18.0 million as the merger occurred in mid second quarter of fiscal 2008. Net sales of UARTs decreased $3.6 million, primarily due to decreased sales volume.

Power Management

Power management products, including DC-DC regulators and LED drivers, were acquired from the Sipex. For the second quarter and first six months of fiscal 2009, our power management products increased by $4.6 million and $11.4 million, respectively, compared to the same periods a year ago as the merger occurred in mid second quarter of fiscal 2008.

Net Sales by Channel

Our net sales by channel in absolute dollars and as a percentage of net sales were summarized for the periods presented (in thousands):

	Three Months Ended					Six Months Ended
	September 28, 2008		September 30, 2007*		Change	September 28, 2008		September 30, 2007*		Change
Net sales:
Sell-through distributors	$19,097	58%	$7,135	37%	168%	$38,445	59%	$13,732	38%	180%
Direct and others	13,651	42%	12,038	63%	13%	26,514	41%	22,542	62%	18%

Total	$32,748	100%	$19,173	100%		$64,959	100%	$36,274	100%

*	Revenue from Sipex products was included starting from August 26, 2007.

For the second quarter and first six months of fiscal 2009, net sales to our distributors for which we recognize revenue on the sell-through method, included $12.5 million and $25.4 million, respectively, from the sale of Sipex products and net sales to direct customers and others included $4.1 million and $8.7 million, respectively, from the sale of Sipex products. In addition, we estimate that the change of revenue recognition to a sell-through basis at our two primary distributors reduced sales by $2.1 million in the second quarter and first six months of fiscal 2008.

For the second quarter and first six months of fiscal 2008, net sales from our sell-through distributors included $0.9 million from the sale of Sipex products. Net sales to direct customers and others for both the second quarter and first six months of fiscal 2008 included $2.0 million from the sale of Sipex products.

Net Sales by Geography

Our net sales by geography in absolute dollars and as a percentage of net sales were summarized for the periods presented (in thousands):

	Three Months Ended					Six Months Ended
	September 28, 2008		September 30, 2007*		Change	September 28, 2008		September 30, 2007*		Change
Net sales:
Americas	$8,562	26%	$6,318	33%	36%	$16,605	26%	$13,203	37%	26%
Asia	17,602	54%	7,773	40%	126%	34,728	53%	13,300	36%	161%
Europe	6,584	20%	5,082	27%	30%	13,626	21%	9,771	27%	39%

Total	$32,748	100%	$19,173	100%		$64,959	100%	$36,274	100%

*	Revenue from Sipex products was included starting from August 26, 2007.

For the second quarter and first six months of fiscal 2009, net sales in the Americas included $5.2 million and $9.9 million, respectively; and net sales in Asia included $8.7 million and $18.0 million respectively, and Europe included $1.6 million and $3.3 million, respectively, of sales of products acquired in the Sipex merger. In addition, we estimate that the change of revenue recognition to a sell-through basis at our two primary distributors reduced sales in the Americas by $2.1 million in the second quarter and first six months of fiscal 2008.

For the second quarter and first six months of fiscal 2008, net sales in the Americas included $0.4 million from the sale of Sipex products; and net sales in Asia included $1.9 million and Europe included $0.6 million from the sale of Sipex products.

Gross Profit

Our gross profit in absolute dollars and as a percentage of net sales was summarized for the periods indicated (in thousands):

	Three Months Ended					Six Months Ended
	September 28, 2008		September 30, 2007*		Change	September 28, 2008		September 30, 2007*		Change
Net sales	$32,748		$19,173			$64,959		$36,274
Gross profit	$15,005	46%	$10,484	55%	43%	$29,475	45%	$21,841	60%	35%

*	Incremental revenue and gross profit from Sipex products was included starting from August 26, 2007.

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the cost of stock-based compensation;

•	the amortization of purchased intangible assets in connection with acquisitions; and

•	the provision for excess and obsolete inventory.

The decrease in gross profit, as a percentage of net sales, for the second quarter and first six months of fiscal 2009 as compared to the same periods a year ago, was primarily due to lower margins on products acquired with the Sipex merger. Amortization expense for the purchased intangible assets decreased $0.5 million in the second quarter of fiscal 2009 as compared to the same period a year ago because the carrying value of the underlying assets were reduced by an impairment charge we recorded in the fourth quarter of fiscal 2008. Amortization expense for the purchased intangible assets increased $0.2 million in the first six months of fiscal 2009 as compared to the same period a year ago, primarily due to amortization expense in all six months in fiscal 2009, partially offset by lower amortization expense due to the impairment charge we recorded in the fourth quarter of fiscal 2008.

Stock-based compensation expense recorded in cost of sales was approximately $0.2 million and $0.4 million, respectively, for the second quarter and first six months of fiscal 2009, as compared to approximately $0.1 million for both periods a year ago. The increase in stock-based compensation expense when compared to the same periods a year ago was primarily attributable to unvested stock options assumed in connection with the Sipex merger.

Other Costs and Expenses

	Three Months Ended					Six Months Ended
	September 28, 2008		September 30, 2007*		Change	September 28, 2008		September 30, 2007*		Change
Net sales	$32,748		$19,173			$64,959		$36,274
Research and development	8,133	25%	7,452	39%	9%	16,225	25%	13,511	37%	20%
Selling, general and administrative	9,746	30%	8,503	44%	15%	21,047	32%	14,033	39%	50%

*	Incremental expenses from Sipex merger was included starting from August 26, 2007.

Research and Development (“R&D”)

Our research and development costs consisted primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment;

•	Amortization of purchase intellectual property; and

•	facilities expenses.

The increase in R&D expenses for the second quarter and first six months of fiscal 2009 as compared to the same periods a year ago was primarily a result of incremental expense of $0.2 million and $1.7 million, respectively, due to our growth as a result of the Sipex merger, amortization expense of $0.3 million and $0.5 million, respectively, of purchased intellectual property and higher labor-related costs.

Stock-based compensation expense recorded in R&D expenses was $0.5 million and $0.8 million, respectively, for the second quarter and first six months of fiscal 2009 as compared to $0.3 million and $0.5 million, respectively, for the same periods a year ago. The increase in stock-based compensation expense when compared to the same periods a year ago was primarily attributable to assumed unvested stock options in connection with the Sipex merger.

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expenses consisted primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of purchased intangible assets; and

•	facilities expenses.

The increase in SG&A expenses for the second quarter of fiscal 2009 as compared to the same period a year ago was primarily as a result of incremental expense of $1.8 million due to our growth as a result of the Sipex merger, partially offset by decreased professional fees of $0.2 million.

The increase in SG&A expenses for the first six months of fiscal 2009 as compared to the same period a year ago was primarily as a result of incremental expense of $6.1 million due to our growth as a result of the Sipex merger and increased professional fees of $1.2 million.

Stock-based compensation expense recorded in SG&A expenses was $0.4 million and $1.2 million, respectively, for the second quarter and first six months of fiscal 2009, as compared to $0.9 million and $1.4 million, respectively, for the same periods a year ago. The decrease in stock-based compensation expense when compared to the same periods a year ago was primarily attributable to adjustments for pre-vesting forfeitures within our executive staff.

Acquired In-process Research and Development

We recorded a charge of $8.8 million in acquired in-process research and development (“IPR&D”), associated with our merger with Sipex in the second quarter of fiscal 2008. We allocated the purchase price related to IPR&D through established valuation techniques. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development was determined using the income approach, which discounted expected future cash flows to present value, taking into account the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows derived from the IPR&D were discounted at discount rates ranging from 25% to 40%. The percentage of completion for these projects ranged from 20% to 87% at the merger date.

The IPR&D projects underway at Sipex at the merger date were in the interface and power management product families. Within interface, specific projects relate to new products in its Multiprotocol and RS485 families. Within power management, development activities relate to the commercialization of its digital power technology, LED drivers, DC-DC regulators and controllers. Of these projects, three have been cancelled, seven require further development and testing to bring them up to production and three have been released to production. IPR&D projects for power management requires an additional $0.6 million to complete and some product shipments began in late calendar year 2007. IPR&D projects for interface are expected to require $0.8 million to complete with expected revenue generation beginning in mid calendar year 2009. All power management and interface projects are scheduled to complete by the end of fiscal year 2009.

Other Income and Expenses

	Three Months Ended			Six Months Ended
	September 28, 2008	September 30, 2007	Change	September 28, 2008	September 30, 2007	Change
Interest income and other, net	2,508	4,588	(45%)	4,960	9,064	(45%)
Interest expense	(330)	(152)	117%	(661)	(152)	335%
Impairment charges on investments, net of realized gains:
Impairment charges on non-marketable securities	(901)	(449)	101%	(901)	(449)	101%
Loss on investments in short-term marketable securities	(553)	—	100%	(553)	—	100%
Realized gains on marketable securities	27	31	(13%)	245	52	371%

Interest Income and Other, Net

Our interest income and other, net primarily consisted of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	gains or losses on the sale or disposal of equipment.

The decrease in interest income and other, net during the second quarter and first six months of fiscal 2009 as compared to the same periods a year ago was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments, partially offset by sublease income.

Our Hillview facility located in Milpitas, California, which we originally leased from Mission West Properties, L.P. (See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 15 – Lease Obligations), was sublet to a subtenant in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.4 million. The sublease also requires the subtenant to pay certain operating costs associated with subleasing the facility. The sublease income for the second quarter and first six months of fiscal 2009 was approximately $0.4 million and $0.6 million, respectively.

Interest Expense

In connection with the Sipex merger, we assumed a lease financing obligation related to a facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”). We have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on the condensed consolidated balance sheets. The effective interest rate is 8.2%. The interest expense for the second quarter and first six months of fiscal 2009 was primarily attributable to the Hillview facility financing transaction.

Impairment Charges on Investments, Net of Realized Gains

We follow the guidance provided by the FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP 115-1”), to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the “Other income and expense, net” line item in our condensed consolidated statements of operations.

In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of a debt security in the amount of $0.6 million which was recorded in the “Other income and expense, net” line item in our condensed consolidated statement of operations in the second quarter of fiscal 2009. Our unrealized loss, reported in the “Accumulated other comprehensive income (loss)” line item in the condensed consolidated balance sheets, was therefore reduced by this amount.

In the second quarter of fiscal 2009, we analyzed the fair value of the underlying investment in TechFarm Fund and concluded that the remaining carrying value in TechFarm Fund was other-than-temporarily impaired and recorded an impairment charge of $0.5 million. As such, we reduced the carrying value of our investment in TechFarm Fund to zero as of September 28, 2008. During the same period, we also analyzed the fair value of the underlying investments of SkyPoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $0.4 million.

In the second quarter of fiscal 2008, we performed a review of our investments and determined that two of the portfolio companies in the Skypoint Fund had limited cash on hand and financing opportunities were minimal. We concluded that a portion of the carrying value had been other-than-temporarily impaired and recorded an impairment charge against our earnings of $0.4 million. No impairment charged was recorded for TechFarm Fund in the second quarter of fiscal 2008.

Provision (Benefit) for Income Taxes

During the second quarter and first six months of fiscal 2009, we recorded an income tax provision of $64,000 and an income tax benefit of $59,000, respectively. During the second quarter and first six months of fiscal 2008, we recorded an income tax provision of $6.2 million and $5.8 million, respectively. The recorded income tax provision in fiscal 2008 was primarily due to the establishment of an $8.3 million valuation allowance against our deferred tax assets as a result of the Sipex merger in August 2007.

LIQUIDITY AND CAPITAL RESOURCES

	As of and For Six Months Ended
(dollars in thousands)	September 28, 2008	September 30, 2007
Cash and cash equivalents	$58,377	$99,637
Short-term investments	202,375	224,725

Total cash, cash equivalents, and short-term investments	$260,752	$324,362

Percentage of total assets	64%	50%
Net cash provided by operating activities	$7,402	$6,943
Net cash provided by (used in) investing activities	(59,956)	8,490
Net cash used in financing activities	(11,085)	(35,513)
Effect of exchange rate change on cash	—	(92)

Net decrease in cash and cash equivalents	$(63,639)	$(20,172)

Our net loss was approximately $4.6 million for the first six months of fiscal 2009. After adjustments for non-cash items and changes in working capital, we generated $7.4 million of cash from operating activities.

Significant non-cash charges included:

•	Deprecation and amortization expenses of $7.1 million; and

•	Stock-based compensation expense of $2.4 million.

Working capital changes included:

•	a $1.2 million decrease in accounts receivable primarily due to higher collections of accounts receivable balances;

•	a $1.3 million increase in inventory associated with our efforts to improve on-time delivery to our customer; and

•	a $0.8 million decrease in prepaid expenses such as prepaid insurance.

In the first six months of fiscal 2009, net cash used by investing activities reflects net purchase of short-term marketable securities of $58.5 million and $1.3 million in purchases of property, plant and equipment and intellectual property.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. We may continue to utilize our share repurchase program described below, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. The 2007 SRP was in addition to a share repurchase plan announced on March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock.

We repurchased a total of 1.5 million shares of our common stock at an aggregate cost of $12.9 million under the 2007 SRP during the first six months of fiscal 2009. We did not repurchase any shares during the second quarter of fiscal 2009.

During the second quarter and first six months of fiscal 2008, we repurchased a total of 2.1 million and 2.4 million shares, respectively, of our common stock at an aggregate cost of $28.4 million and $32.4 million, respectively, under both SRPs. In addition, we repurchased 10,000 shares at an aggregate cost of $1 from a former executive officer pursuant to a restricted stock purchase agreement in the first fiscal quarter of 2008.

We have fully utilized the 2001 SRP. As of September 28, 2008, the remaining authorized amount for the share repurchases under the 2007 SRP was $12.3 million. The 2007 SRP does not have a termination date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Part I, Item 1 – “Financial Statements” and “Notes to Condensed Financial Statements, Note 2 – Accounting Policies.”

OFF-BALANCE SHEET ARRANGEMENTS

As of September 28, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at September 28, 2008 were as follows (in thousands):

	Fiscal Year
Contractual Obligations	Remainder of 2009	2010	2011	2012	2013 and thereafter	Total
Purchase commitment (1)	$4,261	$—	$—	$—	$—	$4,261
Long-term lease financing obligation (2)	909	2,865	2,906	1,087	—	7,767
Lease obligations (3)	322	355	196	149	—	1,022
Long-term investment commitments (Skypoint Fund) (4)	580	—	—	—	—	580
Remediation commitment (5)	100	105	5	5	35	250

Total	$6,172	$3,325	$3,107	$1,241	$35	$13,880

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $1.1 million at September 28, 2008 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contract over the next 12 to 18 months from our existing cash balances.

(2)	Lease payments (excluding $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties L.P. on March 9, 2006, as amended on August 25, 2007). It also includes $4.2 million related to a software license for engineering design.

(3)	Includes lease payments related to worldwide offices and buildings.

(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner.

(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At September 28, 2008, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $259.6 million as of September 28, 2008 and $267.7 million as of March 30, 2008. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of September 28, 2008, the increase or decline in the fair value of the portfolio would not be material. At September 28, 2008, the difference between the fair market value and the underlying cost of the investments portfolio was net unrealized loss of $0.1 million. During the second quarter of fiscal 2009, we identified one investment to be other-than-temporary impaired and recorded an impairment charge of $0.6 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 28, 2008, short-term investments consisted of commercial paper, asset-backed securities, corporate bonds and government securities of $202.4 million. We place our investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. The guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. We do not use derivative financial instruments.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of September 28, 2008.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Part I, Item 1 – “Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 17– Legal Proceedings.”

ITEM 1A.	RISK FACTORS

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

In addition, at times the stock market has experienced and is currently experiencing extreme price, volume and value fluctuations that affect the market prices of many high technology companies, including semiconductor companies, and that are unrelated or disproportionate to the operating performance of those companies. Any such fluctuations may harm the market price of our common stock.

The general state of the U.S. and global economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry, may materially and adversely impact our business, financial condition and results of operations.

Recent general worldwide economic conditions have experienced a downturn due to many factors, including credit market conditions impacted by the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, decreased consumer confidence and liquidity concerns. The tightened credit market, declines and fluctuations in the U.S. Dollar, corporate profits, interest rates, and capital markets, lower spending, the impact of ongoing effects of the war in Iraq and other conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our revenue and profitability have generally followed market fluctuations in our industry, which fluctuations have affected the demand for our own and our customers’ products, thus affecting our revenues and profitability. During challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Further, our customers could experience substantial declines in demand for their products as a result of the economic downturn and related factors, resulting in lower demand for our products. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not improve or continue to deteriorate, our business, financial condition and results of operations could be adversely impacted.

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

We derive a substantial portion of our revenues from distributors, especially from our two primary distributors, Future Electronics Inc. (“Future”), a related party, and Nu Horizons Electronics Corp. (“Nu Horizons”). Our revenues would likely decline significantly if our primary distributors elected not to promote or sell our products or if they elected to cancel, reduce or defer purchases of our products.

Our distributors rely heavily on the availability of short-term capital at reasonable rates to fund their ongoing operations. If this capital is not available, or is only available on onerous term, certain distributors may not be able to pay for inventory received or we may experience a reduction in orders from these distributors, which would likely cause our revenue to decline and materially and adversely impact our business, financial condition and results of operations.

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

We have undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	failure to satisfy or set effective strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business and the potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various operations such as sales, engineering, marketing, and operations;

•	difficulties in incorporating acquired technologies and intellectual property rights into new products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationship with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balance;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	being subject to litigation.

Risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive a financial return on our investments or incur losses from these investments;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

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

We accounted for our merger using the purchase method of accounting. A significant portion of the purchase price for the business combination was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. The excess purchase price was allocated to goodwill. In accordance with the FAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. We conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. Intangible assets that are subject to amortization are reviewed for impairment in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

The assessment of goodwill and other intangible assets impairment is a subjective process. Estimations and assumptions regarding future performance, results of our operations and comparability of our market capitalization and its net book value will be used. Changes in estimates and assumptions could have an adverse impact on our operating results and our effective tax rate.

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

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Hangzhou Silan Microelectronics Co. Ltd. And Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan “) in China to market our commodity interface products that could reduce our sales in the future. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements. If we are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. Our future competitive performance depends on a number of factors, including our ability to:

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

An affiliate of Future, our largest distributor, owns a significant percentage of our outstanding shares and Pierre Guilbault, the chief financial officer of Future, is a member of our board of directors. Due to its affiliate’s ownership of a significant percentage of our common stock, Future may be able to exert strong influence over actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents, although Future is bound by a Lock-Up and Standstill Agreement until August 25, 2009, prohibiting Future from either soliciting proxies or seeking to advise anyone with respect to voting our stock. The significant ownership percentage of Future could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us. Conversely, by virtue of Future’s percentage ownership of our stock, Future could facilitate a takeover transaction that our board of directors did not approve.

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

We depend on third-party subcontractors to manufacture our products. We utilize wafer foundries for processing our wafers and assembly and test subcontractors for manufacturing and testing our packaged products. Any disruption in or loss of subcontractors’ capacity to manufacture our products subjects us to a number of risks, including the potential for an inadequate supply of products and higher materials costs. These risks may lead to delayed product delivery or increased costs, which could materially and adversely impact our business, financial condition and results of operations.

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on complementary metal oxide semiconductor (“CMOS”), Bipolar processes and Bipolar-CMOS (“BiCMOS”) process. Chartered Semiconductor Manufacturing Ltd. (“Chartered”), located in Singapore, manufactures the majority of the CMOS wafers from which our communications and UART products are produced. Episil, located in Taiwan, and Silan, located in China, manufacture the majority of wafers from which our power and serial products are produced. High Voltage BiCMOS power products are supplied by Polar Semiconductor (MN, USA) and Jazz Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

Our reliance on our wafer foundries and assembly and test subcontractors in Asia involves the following risks:

•

a manufacturing disruption or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one of our foundries;

•	disruption of manufacturing or assembly or test services due to relocation or limited capacity of the foundries or subcontractors;

•	inability to obtain or develop technologies needed to manufacture our products;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products or the possible inability to obtain an adequate alternative;

•	failure of our foundries or subcontractors to obtain raw materials and equipment;

•	increasing cost of raw material and energy resulting in higher wafer or package costs;

•	long-term financial and operating stability of the foundries, or their suppliers or subcontractors and their ability to invest in new capabilities and/or expand capacity to meet increasing demand;

•	subcontractors’ inability to transition to smaller package types or new package compositions;

•	acts of terrorism or civil unrest or an unanticipated disruption due to communicable diseases, political instability or natural disasters;

•

a sudden, sharp increase in demand for semiconductor devices, which could strain the foundries’ or subcontractors’ manufacturing resources and cause delays in manufacturing and shipment of our products; and

•	manufacturing quality control or process control issues, including reduced control over manufacturing yields, production schedules and product quality.

•	disruption of transportation to and from Asia where most of our foundries and subcontractors are located;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and

•	compliance with local or international regulatory requirements.

Other additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	entry into “take-or-pay” agreements; and

•	limited warranties from our subcontractors for products assembled and tested for us.

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

We may experience unforeseen complications from the transfer of manufacturing processes to Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China and Episil Technologies Inc. (“Episil”) in Taiwan.

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

Our future success depends, in part, on the continued service of our key design engineering, technical, sales, marketing and executive personnel and our ability to identify, hire, motivate and retain other qualified personnel.

Under certain circumstances, including a company acquisition, merger and/or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability to offer equity compensation to as many key employees or in amounts consistent with past practices, as a result of regulations regarding the expensing of equity awards, may also adversely affect our ability to retain key employees, all of whom have been granted equity awards. In addition, competitors may recruit employees, as is common in the high tech sector. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete.

Our employees are employed at-will, which means that they can terminate their employment at any time. The failure to recruit and retain, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm our business, financial condition and results of operations.

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

We acquired significant net operating loss (“NOL”) carryforwards as a result of the merger. The utilization of acquired NOL carryforwards is subject to the IRS’s complex limitation rules that carry significant burdens of proof. Our eventual ability to utilize our estimated NOL carryforwards is subject to IRS scrutiny and our future results may not benefit as a result of potential unfavorable IRS rulings.

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

Our backlog may not result in revenue.

Due to the possibility of customer changes in delivery schedules and quantities actually purchased, cancellation of orders, distributor returns or price reductions, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. The current economic downturn increases the risk of purchase order cancellations or delays, product returns and price reductions. We may not be able to meet our expected revenue levels or results of operations if there is a reduction in our order backlog for any particular period and we are unable to replace those sales during the same period.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

We held our Annual Meeting of Stockholders on October 16, 2008 in Fremont, California. The number of shares issued, outstanding and eligible to vote as of the record date was 42,747,173. The following numbers of votes were cast for the matters indicated:

1.	The proposal of election of Directors.

Name	For	Withheld
Pierre Guilbault	38,889,437	1,379,709
Brian Hilton	39,335,703	933,443
Richard L. Leza	38,444,352	1,824,794
Gary Meyers	39,944,916	324,230
Juan (Oscar) Rodriguez	38,617,307	1,651,839
Pedro (Pete) P. Rodriguez	39,284,148	984,998

2.	The proposal of ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 29, 2009.

FOR	39,502,246
AGAINST	754,834
ABSTAIN	12,066

3.	The proposal of approving a stock option exchange program to permit eligible employees to voluntarily exchange eligible options to purchase shares of the Company’s common stock outstanding under the Company’s existing equity incentive plans for a lesser number of restricted stock units to be granted under the Company’s 2006 Equity Incentive Plan.

FOR	21,764,742
AGAINST	13,988,662
ABSTAIN	17,305

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index, which follows the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

November 7, 2008	By	/s/ Pedro (Pete) P. Rodriguez
Pedro (Pete) P. Rodriguez
Chief Executive Officer, President and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description

(b)	3.1	Amended and Restated Certificate of Incorporation.

(c)	3.2	Amended and Restated Bylaws.

(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.

(b)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.

(c)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference.