Form 10-Q
period 2008-12-28
EXAR CORP
filed 2009-02-06
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 23, 2009, 42,931,835 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 28, 2008	March 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$70,835	$122,016
Short-term marketable securities	186,646	146,844
Accounts receivable (net of allowances of $568 and $714)	7,335	9,943
Accounts receivable, related party (net of allowances of $1,305 and $1,421)	51	3,712
Inventories	18,125	14,201
Interest receivable and prepaid expenses	4,174	3,889
Deferred income taxes	466	507

Total current assets	287,632	301,112
Property, plant and equipment, net	44,106	46,130
Goodwill	—	47,626
Intangible assets, net	8,102	26,019
Other non-current assets	2,668	3,333

Total assets	$342,508	$424,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,785	$8,801
Accrued compensation and related benefits	5,344	5,744
Deferred income and allowance on sales to distributors	3,366	3,253
Deferred income and allowance on sales to distributors, related party	7,244	9,118
Other accrued expenses	6,362	8,136

Total current liabilities	29,101	35,052
Long-term lease financing obligations	16,037	16,379
Other non-current obligations	1,584	1,712

Total liabilities	46,722	53,143

Commitments and contingencies (Notes 16, 17 and 18)
Total stockholders’ equity
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 42,892,806 and 43,928,762 shares issued and outstanding at December 28, 2008 and March 30, 2008, respectively (net of treasury shares)	4	4
Additional paid-in capital	709,005	702,218
Accumulated other comprehensive income	1,702	1,873
Treasury stock at cost, 19,923,011 and 18,288,021 shares at December 28, 2008 and March 30, 2008, respectively	(248,974)	(235,538)
Accumulated deficit	(165,951)	(97,480)

Total stockholders’ equity	295,786	371,077

Total liabilities and stockholders’ equity	$342,508	$424,220

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net sales	$17,201	$20,691	$58,953	$49,569
Net sales, related party	9,104	4,516	32,311	11,912

Total net sales	26,305	25,207	91,264	61,481

Cost of sales:
Cost of sales	10,821	12,422	33,339	22,974
Cost of sales, related party	3,998	2,679	15,053	5,162
Amortization of purchased intangible assets	782	2,539	2,693	3,937

Total cost of sales	15,601	17,640	51,085	32,073

Gross profit	10,704	7,567	40,179	29,408

Operating expenses:
Research and development	8,092	8,890	24,317	22,401
Acquired in-process research and development	—	—	—	8,800
Selling, general and administrative	9,099	12,071	30,146	26,104
Goodwill and other intangible asset impairment	59,676	—	59,676	—

Total operating expenses	76,867	20,961	114,139	57,305
Loss from operations	(66,163)	(13,394)	(73,960)	(27,897)

Other income and expense, net:
Interest income and other, net	2,454	3,652	7,414	12,768
Interest expense	(266)	(275)	(927)	(427)
Impairment charges on investments, net of realized gain	82	—	(1,127)	(449)

Total other income and expense, net	2,270	3,377	5,360	11,892
Loss before income taxes	(63,893)	(10,017)	(68,600)	(16,005)
Provision (benefit) from income taxes	(70)	1,665	(129)	7,476

Net loss	$(63,823)	$(11,682)	$(68,471)	$(23,481)

Loss per share:
Basic loss per share	$(1.49)	$(0.24)	$(1.60)	$(0.56)

Diluted loss per share	$(1.49)	$(0.24)	$(1.60)	$(0.56)

Shares used in the computation of loss per share:
Basic	42,889	49,301	42,866	42,210

Diluted	42,889	49,301	42,866	42,210

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net loss	$(68,471)	$(23,481)
Reconciliation of net loss to net cash provided by operating activities:
Acquired in-process research and development	—	8,800
Goodwill and other intangible asset impairment	59,676	—
Depreciation and amortization	11,660	8,835
Deferred income taxes	—	11,411
Stock-based compensation expense	3,727	3,914
Provision for sales returns and allowances	6,191	2,894
Impairment on investments	1,487	449
Tax benefits from stock plans	—	192
Fair value adjustment of acquired Sipex inventories included in cost of sales	—	1,799
Changes in operating assets and liabilities, net of effect of the Sipex merger:
Accounts receivable	78	(8,666)
Prepaid expenses and other assets	(594)	(1,124)
Inventories	(3,957)	1,011
Accounts payable	(2,016)	1,615
Accrued compensation and related benefits	(400)	2,751
Deferred income and allowance on sales to distributors	(1,343)	8,082
Other accrued expenses	(2,042)	(4,376)
Income taxes payable	—	(3,676)

Net cash provided by operating activities	3,996	10,430

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property	(1,969)	(1,425)
Purchases of short-term marketable securities	(174,500)	(290,882)
Proceeds from sales and maturities of short-term marketable securities	133,264	381,391
Contributions to long-term investments	(215)	(432)
Acquisition of Sipex, net of cash acquired and transaction costs	—	(2,916)

Net cash (used in) provided by investing activities	(43,420)	85,736

Cash flows from financing activities:
Repurchase of common stock	(13,437)	(57,971)
Proceeds from issuance of common stock	2,884	3,370
Repayment of bank borrowings	—	(5,291)
Repayment of lease financing obligations	(1,204)	(79)

Net cash used in financing activities	(11,757)	(59,971)
Effect of exchange rate changes on cash	—	(126)

Net (decrease) increase in cash and cash equivalents	(51,181)	36,069
Cash and cash equivalents at the beginning of period	122,016	119,809

Cash and cash equivalents at the end of period	$70,835	$155,878

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in consideration for acquired assets and liabilities of Sipex	$—	$229,999
Assumption of vested options and warrants	$—	$11,890
Property, plant and equipment acquired under capital lease arrangement	$2,571	$5,154

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

Our fiscal year ends on the Sunday closest to March 31 and our fiscal quarters end on the Sunday closest to the end of the corresponding calendar quarter. The third quarters of fiscal 2009 and fiscal 2008 included 91 days from September 29, 2008 to December 28, 2008 and October 1, 2007 to December 30, 2007, respectively.

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

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result. These condensed consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements for the fiscal year ended March 30, 2008 included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008, as amended by Amendment No. 1 on Form 10-Q/A, and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008, each as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended December 28, 2008 are not necessarily indicative of the results to be expected for any future period.

To conform to the current period presentation, we have reclassified net realized gain on investments from the “Interest income and other, net” line item to the “Impairment charges on investments, net of realized gain” line item in our condensed consolidated statements of operations.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued FAS 141R, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized under purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. We will adopt FAS 141R in fiscal 2010 and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have evaluated the new statement and have determined that its adoption did not have a significant impact on the determination or reporting of our financial results.

Relative to FAS 157, the FASB issued Staff Position No. FAS 157-1 and FAS 157-2 in February 2008 and FAS 157-3 in October 2008. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, did not impact us as it amends FAS 157 to exclude Statement of Financial Accounting Standards No. 13, Accounting for Leases, and its related interpretative accounting pronouncements that address leasing transactions. FAS 157-2, Effective Date of FASB Statement No. 157, delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.

We are currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on our financial position, results of operations and liquidity.

NOTE 3. FAIR VALUE MEASUREMENT

Effective March 31, 2008, the first day of fiscal 2009, we adopted the Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) , which defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption of FAS 157 for financial assets and financial liabilities had no material impact on our financial position, results of operations and liquidity.

FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active and is effective immediately. As of December 28, 2008, we did not have any financial assets that were valued using inactive markets, and as such, we were not impacted by FAS 157-3.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier adoption was permitted. On March 31, 2008, the first day of fiscal 2009, we adopted FAS 159 and have elected not to measure any additional financial instruments and other items at fair value. As such, the adoption had no material impact on our financial position, results of operations and liquidity.

Valuation Hierarchy and Techniques

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our investment assets, measured at fair value on a recurring basis, at the end of the third quarter of fiscal 2009 were as follows (in thousands):

	Total	Level 1	Level 2
Assets
Money market funds and U.S. Treasury securities	$25,830	$25,830	$—
Asset-backed securities	10,993	—	10,993
Mortgage-backed securities	20,881	—	20,881
Other fixed income available-for-sale securities	198,680	—	198,680

Total financial instruments owned	$256,384	$25,830	$230,554

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

Level 2 – Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our investments in U.S. government and agency securities, commercial paper, corporate and municipal debt securities and asset-backed and mortgage-backed securities are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. These instruments are classified within level 2.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We hold no financial assets or liabilities that are classified within level 3.

NOTE 4. CASH, CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

The following table summarizes our cash, cash equivalents and short-term marketable securities (in thousands):

	December 28, 2008	March 30, 2008
Cash and cash equivalents
Cash in financial institutions	$1,097	$1,208

Cash equivalents
Money market funds	19,877	28,274
Corporate bonds and commercial paper	—	86,553
U.S. government and agency securities	49,861	5,981

Total cash equivalents	69,738	120,808

Total cash and cash equivalents	70,835	122,016

Available-for-sale securities
U.S. government and agency securities	$81,763	$72,358
Corporate bonds and commercial paper	73,009	45,578
Asset-backed securities	10,993	10,943
Mortgage-backed securities	20,881	17,965

Total short-term marketable securities	$186,646	$146,844

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

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each consolidated balance sheet date, with unrealized gains or losses recorded in accumulated other comprehensive income (loss) within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the “Impairment charges on investments, net of realized gain” in the condensed consolidated statements of operations. Net realized gains on marketable securities for the three months ended December 28, 2008 were approximately $0.1 million. Net realized losses on marketable securities, for the nine months ended December 28, 2008 were approximately $0.2 million.

The following table summarizes our investments in marketable securities (in thousands):

	December 28, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$19,877	$—	$—	$19,877
Corporate bonds and commercial paper	73,069	120	(180)	73,009
U.S. government and agency securities	129,753	1,894	(22)	131,624
Asset-backed and mortgage-backed securities	31,957	220	(303)	31,874

Total at December 28, 2008	$254,655	$2,234	$(505)	$256,384

	March 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$28,274	$—	$—	$28,274
Corporate bonds and commercial paper	158,790	354	(233)	158,911
U.S. government and agency securities	50,146	1,413	—	51,559
Asset-backed and mortgage-backed securities	28,543	462	(97)	28,908

Total at March 30, 2008	$265,753	$2,229	$(330)	$267,652

As of December 28, 2008, asset-backed and mortgage-backed securities, accounted for 4% and 8%, respectively, of our total investments. The asset-back securities are comprised primarily of premium tranches of auto loans, and credit card receivables, while our mortgage-backed securities are primarily from the Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of December 28, 2008, the net unrealized loss of our asset-backed and mortgage-backed securities totaled $0.1 million or less than 0.5 percent of our total investments.

We account for our investments in debt and equity instruments under the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in “Interest income and other, net”. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the “Accumulated other comprehensive income” line item in the unaudited condensed consolidated balance sheets. As of December 28, 2008, there was approximately $1.7 million of net unrealized gains from our level 1 and level 2 investments.

We follow the guidance provided by FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. We regularly review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position and intent and ability to hold a security to maturity or forecasted recovery. Realized gains and losses and declines in value of our investments judged to be other-than-temporary are reported in the “Impairment charges on investments, net of realized gain” line item in the condensed consolidated statements of operations. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of $0.6 million in the nine months ended December 28, 2008.

NOTE 5. BUSINESS COMBINATION

On August 25, 2007, we completed our merger with Sipex Corporation (“Sipex”), a company that designed, manufactured and marketed high performance analog ICs used by OEMs in the computing, consumer electronics, communications and networking infrastructure markets. As a result of the merger, we have combined product offerings, increased technical expertise, distribution channels, customer base and geographic reach, and reduced expenses due to significant cost synergies.

The merger was accounted for as a purchase in accordance with FAS 141. Accordingly, Sipex results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 26, 2007.

The total estimated purchase price of the Sipex merger is summarized as follows (in thousands):

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

The purchase price was adjusted as follows during the nine months ended December 28, 2008 (in thousands):

	As of March 30, 2008	Adjustments	As of December 28, 2008
Cash	$1,122		$1,122
Accounts receivable	5,720		5,720
Inventory	12,245		12,245
Other assets	2,056		2,056
Property, plant and equipment	19,883		19,883
Accounts payable	(6,439)		(6,439)
Other liabilities	(10,530)	1,449	(9,081)
Long-term financing obligations and others	(18,470)		(18,470)

Net tangible assets acquired	5,587		7,036
Identifiable intangible assets	60,600		60,600
In-process research and development	8,800		8,800
Fair value of unvested options assumed	4,811		4,811
Goodwill	170,940	(1,449)	169,491

Total estimated purchase price	$250,738		$250,738

During the nine months ended December 28, 2008, goodwill was reduced by $1.4 million, principally in connection with the reduction of $0.4 million in the allowance for sales returns and volume price discounts for Sipex’s products in the distribution channel, and $0.9 million related to employee related liabilities which were initially estimated in August 2007.

Pro Forma Financial Information

The following unaudited pro forma financial information is based on the respective historical financial statements of Exar and Sipex. The unaudited pro forma financial information reflects the consolidated results of operations as if the merger of Sipex occurred at the beginning of each period and includes the amortization of the resulting identifiable acquired intangible assets and the effects of the estimated write-up of Sipex inventory to fair value on cost of goods sold, the exclusion of interest expense on Sipex’s senior convertible notes and stock-based compensation expenses. These unaudited pro forma financial information adjustments reflect their related tax effects. The pro forma data for the nine months ended December 30, 2007 also includes a non-recurring charge of $8.8 million against the acquired in-process research and development (“IPR&D”). The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or what actually would have been realized had Exar and Sipex been a consolidated entity during the periods presented.

The following summary includes the impact of certain adjustments mentioned in the previous paragraph (in thousands except per share information):

Nine months ended
December 30, 2007
Pro forma net sales	$89,563
Pro forma net loss	$(51,818)
Pro forma basic and diluted net loss per share	$(1.01)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The rapid and severe deterioration of worldwide economic conditions has affected our industry and led customers to scale down their levels of production. As a result of third quarter fiscal 2009 impairment indicators, we considered the potential impairment of goodwill and other long-lived assets including intangible assets. Indicators that required us to perform an interim impairment review consisted of further weakening in new orders from our customers throughout the third quarter and into the fourth quarter of fiscal 2009, as well as, the uncertainty of the magnitude and duration of the current recession and industry analysts’ expectations that demand for semiconductors will remain weak until economic conditions improve. In addition, we experienced a significant decline in our stock price that reduced our market capitalization below our net asset carrying value for an extended period of time. As a result of the goodwill and long-lived asset impairment assessments, we recorded a charge totaling $59.7 million in the third quarter of fiscal 2009. This charge is comprised of $46.2 million related to goodwill and $13.5 million related to intangible assets.

Described below is a summary of our goodwill and intangible assets and the related impairment assessments.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We follow the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), under which we evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit under FAS 142, we utilize an entity-wide approach to assess goodwill for impairment.

Given the impairment indicators discussed above, we performed an interim goodwill impairment analysis during the third quarter of fiscal 2009 using a combination of the income approach and the market approach, in accordance with the provisions of FAS 142. The analysis performed compared the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. Our estimate of the implied fair value of the goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a seven-year period with residual value. The analysis resulted in an impairment charge of approximately $46.2 million that reduced our carrying value of goodwill to zero.

Solely for the purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we made the following assumptions. We assumed that the current economic recession would continue through fiscal year 2010, followed by a recovery period in fiscal years 2011 through 2013 and long-term industry growth past fiscal year 2013. In addition, we applied gross margin assumptions consistent with our historical trends and used a 3% growth factor to calculate the terminal value of the company, which was consistent with the rate used in the prior year’s annual impairment test. We used a 14% discount rate to calculate the present value of cash flows and the terminal value, which is slightly higher than the 12.5% discount rate we used in the prior year’s annual impairment test, primarily due to increases to the required market risk and small stock premiums.

Given the current volatile worldwide economic environment and the resulting uncertainties regarding its impact on our business, our estimates and assumptions regarding the duration of the ongoing economic recession, or the period or strength of any future recovery, made for purposes of our goodwill impairment testing during the third quarter of fiscal 2009 may not prove to be accurate.

The following table summarizes the change in the carrying amount of goodwill for the nine months ended December 28, 2008 (in thousands):

Amount
Balance as of March 30, 2008	$47,626
Goodwill adjustment (see Note 5)	(1,449)
Impairment charge	(46,177)

Balance as of December 28, 2008	$—

Intangible Assets

Our purchased intangible assets at December 28, 2008 and December 30, 2007 are summarized below (in thousands):

	December 28, 2008			December 30, 2007
	New Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$16,876	$(10,145)	$6,731	48,393	(5,244)	43,149
Patents/Core technology	1,693	(1,152)	541	7,900	(560)	7,340
Customer backlog	340	(340)	—	400	(242)	158
Distributor relationships	1,265	(792)	473	6,500	(385)	6,115
Customer relationships	771	(445)	326	4,300	(215)	4,085
Tradenames/Trademarks	177	(146)	31	600	(71)	529

	$21,122	$(13,020)	$8,102	68,093	(6,717)	61,376

(1)

The new carrying amount is net of intangible asset impairment charges of approximately $36.7 million and $13.5 million taken during the fourth quarter of fiscal 2008 and the third quarter of fiscal 2009, respectively.

Our long-lived assets include land, buildings, equipment, furniture and fixtures and privately held equity investments. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value.

Given the impairment indicators discussed above, we performed a test of purchased intangible assets for recoverability. The assessment of recoverability is based upon the assumptions and underlying cash flow projections prepared for the concurrent interim goodwill impairment test. Our estimate of the implied fair value of the intangible assets was based on the discounted value of estimated future cash flows over a five-year period using a discount rate of 14%.

The analysis determined that the carrying amount of the intangible assets exceeded the implied fair value under the test for impairment per FAS 144 and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $13.5 million, of which $9.8 million related to existing technology, $1.4 million to patents/core technology, $1.3 million to distributor relationships, $0.9 million to customer relationships and $0.1 million to tradenames/trademarks.

Given the current volatile worldwide economic environment and the resulting uncertainties regarding its impact on our business, our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of any future recovery, made for purposes of our intangible asset impairment testing during the third quarter of fiscal 2009 may not prove to be accurate. If our assumptions regarding projected revenue or gross margin rates are not achieved, we may be required to record additional intangible asset impairment charges in future periods, if any such change or other factor constitutes a triggering event. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The aggregate amortization expenses for our purchased intangible assets are summarized for the periods presented below (in thousands):

		Three Months Ended		Nine Months Ended
	Weighted Average Lives	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(in months)
Existing technology	50	$1,061	$2,021	$3,628	$3,368
Patents/Core technology	60	102	395	371	560
Customer backlog	6	—	200	—	242
Distributor relationships	72	70	271	255	385
Customer relationships	84	40	154	144	214
Tradenames/Trademarks	36	13	50	47	71

Total		$1,286	$3,091	$4,445	$4,840

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)

Remainder of 2009	$734
2010	2,938
2011	2,199
2012	984
2013	858
2014 and thereafter	389

$8,102

NOTE 7. LONG-TERM INVESTMENTS

Our long-term investments, recorded in the “Other non-current assets” line item in our condensed consolidated balance sheets, consist of investments in TechFarm Ventures (Q), L.P. (“TechFarm Fund”) and Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Both TechFarm Fund and Skypoint Fund are venture capital funds which invest primarily in private companies in the telecommunications and/or networking industry. We account for these non-marketable equity securities under the cost method. In accordance with FSP 115-1, we periodically review and determine whether the investments are other-than-temporarily impaired, in which case the investments are written down to their impaired value.

As of December 28, 2008 and March 30, 2008, our long-term investments balances were as follows (in thousands):

	December 28, 2008	March 30, 2008

TechFarm Fund	$—	$466
Skypoint Fund	1,949	2,170

Long-term investments	$1,949	$2,636

In the nine months ended December 28, 2008, we made an approximately $0.2 million capital contribution under our $5.0 million commitment to Skypoint Fund. As of December 28, 2008, we had a remaining obligation of approximately $0.5 million to Skypoint Fund upon its request.

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

In the second quarter of fiscal 2008, we performed a review of our investments and determined that two of the portfolio companies in the Skypoint Fund had limited cash on hand and financing opportunities were minimal. We concluded that a portion of the carrying value had been other-than-temporarily impaired and recorded an impairment charge of $0.4 million. No impairment charge was recorded for TechFarm Fund in the second quarter of fiscal 2008.

NOTE 8. RELATED PARTY TRANSACTIONS

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.7 million shares, or approximately 18% of our outstanding common stock as of December 28, 2008. As such, Alonim is our largest stockholder.

Our sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 35% and 18% of our total net sales for the three months ended December 28, 2008 and December 30, 2007, respectively. It accounted for 35% and 19% of our total net sales for the nine months ended December 28, 2008 and December 30, 2007, respectively.

We reimbursed Future for approximately $21,000 and $27,000 of expenses for marketing promotional materials for the three months ended December 28, 2008 and December 30, 2007, respectively. We reimbursed Future for approximately $38,000 and $45,000 of expenses for marketing promotional materials for the nine months ended December 28, 2008 and December 30, 2007, respectively.

NOTE 9. RESTRUCTURING

In connection with the Sipex merger in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with current economic conditions. The Sipex restructuring costs were accounted for as liabilities assumed as part of the purchase business combination in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

Our restructuring liabilities were included in the “Other accrued expenses” line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the three and nine months ended December 28, 2008 are summarized as follows (in thousands):

	Facility costs	Severance costs	Total restructuring liabilities
Balance at March 30, 2008	$491	$200	$691
Payments	(36)	—	(36)

Balance at June 29, 2008	455	200	655
Payments	(36)	—	(36)

Balance at September 28, 2008	419	200	619
Payments	(13)	(98)	(111)

Balance at December 28, 2008	$406	$102	$508

The remaining facility related balance of approximately $406,000 is expected to be paid during the remaining term of the lease contract which extends through 2012. The severance related balance of approximately $102,000 related to severance costs is expected to be paid within the next four months.

NOTE 10. INVENTORIES

As of December 28, 2008 and March 30, 2008, our inventories consisted of the following (in thousands):

	December 28, 2008	March 30, 2008
Work-in-process	$9,151	$8,775
Finished goods	8,974	5,426

Inventories	$18,125	$14,201

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

As of December 28, 2008 and March 30, 2008, our property, plant and equipment consisted of the following (in thousands):

	December 28, 2008	March 30, 2008
Land	$11,960	$11,960
Buildings	22,636	22,584
Machinery and equipment	69,556	65,215

Property, plant and equipment, total	104,152	99,759
Accumulated depreciation and amortization	(60,046)	(53,629)

Property, plant and equipment, net	$44,106	$46,130

During the three and nine months ended December 28, 2008, we recorded a charge for accelerated depreciation of $1.2 million associated with the abandonment of an energy generation equipment at our Fremont facility. We abandoned the asset because the ongoing operating costs frequently exceeded the value of the energy generated.

NOTE 12. LOSS PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”). Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock were exercised for common stock, and the common stock underlying restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were issued by using the treasury stock method.

Our loss per share is summarized as follows for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net loss	$(63,823)	$(11,682)	$(68,471)	$(23,481)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	42,889	49,301	42,866	42,210
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in computation of diluted loss per share	42,889	49,301	42,866	42,210

Loss per share	$(1.49)	$(0.24)	$(1.60)	$(0.56)

For the three and nine months ended December 28, 2008, as we incurred a net loss, the weighted average number of common shares outstanding equaled the weighted average number of common shares and common share equivalents assuming dilution. Options to purchase common shares and RSUs for common shares in the aggregate amounts of approximately 153,000 and 213,000 shares for the three and nine months ended December 28, 2008, respectively, were excluded from our loss per share calculation under the treasury stock method. Had we had income for these periods, our diluted shares would have increased by the aforementioned amounts.

Our application of the treasury stock method includes assumed cash proceeds from options exercised, the average unamortized stock-based compensation expense for the period, and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

NOTE 13. COMMON STOCK REPURCHASES

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

During the three and nine months ended December 28, 2008, we repurchased a total of 0.1 million and 1.6 million shares, respectively, of our common stock at an aggregate cost of $0.5 million and $13.4 million, respectively, under the 2007 SRP.

During the three and nine months ended December 30, 2007, we repurchased a total of 2.3 million and 4.7 million shares, respectively, of our common stock at an aggregate cost of $25.6 million and $58.0 million, respectively, under the 2007 SRP and the 2001 SRP. In addition, we repurchased 10,000 shares at an aggregate cost of $1 from a former executive officer pursuant to a restricted stock purchase agreement in the nine months ended December 30, 2007.

We have fully utilized the 2001 SRP. As of December 28, 2008, the remaining authorized amount for share repurchases under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date.

NOTE 14. STOCK-BASED COMPENSATION

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

We are authorized to issue 4.5 million shares of common stock under our ESPP. There were approximately 1,625,000 shares of common stock reserved for future issuance under our ESPP at December 28, 2008.

In the nine months ended December 28, 2008, we issued approximately 39,000 shares of our common stock at a weighted average price of $7.42 to the participating employees under our ESPP.

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

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of the combined company hired after the merger. At December 28, 2008, there were approximately 3.1 million shares available for future grant under all our equity incentive plans.

There were options to purchase approximately 3.8 million and 5.1 million shares of our common stock outstanding under all equity incentive plans at December 28, 2008 and March 30, 2008, respectively.

Stock Options

Our stock option transactions during the nine months of fiscal 2009 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at March 30, 2008	5,086,297	$13.23	3.85	$2,383,110
Options granted	2,056,675	8.00
Options exercised	(488,247)	5.32
Options cancelled	(2,226,915)	15.93
Options forfeited	(668,576)	11.20

Balance at December 28, 2008	3,759,234	$10.15	5.16	$145,687

Vested and expected to vest, December 28, 2008	3,385,281	$10.32	5.03	$144,273

Vested and exercisable, December 28, 2008	1,291,118	$13.20	2.86	$138,222

The aggregate intrinsic values in the table above represented the total pre-tax intrinsic value, which was based on the closing price of our common stock at the end of the periods. These were the values which would have been received by option holders if all option holders exercised their options on that date.

The total number of in-the-money options vested and exercisable was 0.2 million and 0.8 million at December 28, 2008 and December 30, 2007, respectively.

Total unrecognized stock-based compensation cost was $6.9 million at December 28, 2008, which is expected to be recognized over a weighted average period of 3.23 years.

Restricted Stock Awards and Restricted Stock Units

Our RSA and RSU transactions during the nine months ended December 28, 2008 are summarized as follows:

	Shares	Weighted Average Grant-Date Fair Market Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested at March 30, 2008	304,933	$12.20	1.41	$2,497,401
Granted	595,204	7.19
Issued and released	(72,060)	7.11
Cancelled	(37,967)	9.80

Non-vested at December 28, 2008	790,110	$8.46	1.32	$4,867,078

Vested and expected to vest at December 28, 2008	692,868	$8.27	1.29	$4,268,067

The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.

For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, was recognized on a straight-line basis, over the vesting period.

At December 28, 2008, there were RSUs for approximately 790,000 shares of our common stock outstanding with an unrecognized stock-based compensation cost of approximately $2.4 million to be recognized as compensation expense over a weighted average period of 1.32 years.

At December 30, 2007, there were RSUs for approximately 304,628 shares of our common stock outstanding with an unrecognized stock-based compensation cost of approximately $2.7 million to be recognized as compensation expense over a weighted average period of 1.46 years.

Stock-Based Compensation Expense

Our stock-based compensation expense related to stock options, RSAs and RSUs under FAS 123R for the fiscal periods presented is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Cost of sales	$105	$361	$471	$495
Research and development	392	389	1,231	937
Selling, general and administrative	769	1,035	2,013	2,482

Stock-based compensation expense	$1,266	$1,785	$3,715	$3,914

The amount capitalized in inventory as of December 28, 2008 and March 30, 2008 was immaterial.

Option Exchange Program

On October 23, 2008, we commenced a tender offer (the “Offer”) and filed a Schedule TO with the SEC pursuant to which holders of options with exercise prices equal to or greater than $11.00 per share and an expiration date after March 31, 2009 could tender their options in exchange for restricted stock unit awards. The exchange ratio of shares subject to such eligible options to new awards issued was 4-to-1, 5-to-1 or 6-to-1, depending on the exercise price of the option being exchanged. New awards received in exchange for eligible options are subject to a two-year vesting schedule with 50% vesting at each anniversary.

Pursuant to the Offer, 242 eligible participants tendered, and we accepted for exchange, options to purchase an aggregate of 1,650,231 shares of our common stock, representing approximately 94% of the 1,755,691 shares subject to options that were eligible to be exchanged in the Offer as of the commencement of the Offer on October 23, 2008. On November 24, 2008, upon the terms and subject to the conditions set forth in the Offer to Exchange Certain Outstanding Options for Restricted Stock Units, filed as an exhibit to the Schedule TO, we issued restricted stock unit awards covering an aggregate of 344,020 shares of our common stock in exchange for the options surrendered pursuant to the Offer.

The new awards were granted with a price of $6.51 per share, the closing price of our common stock on November 24, 2008 as reported on the NASDAQ Global Select Market. The fair value of the options exchanged was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the restricted stock units awarded on November 24, 2008, the date of exchange. The incremental compensation cost which total $1.3 million, was measured as the excess of the fair value of the restricted stock unit awards over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The amount will be amortized over the service period, approximately two years. During the three months ended December 28, 2008, we recorded approximately $64,000 of such incremental stock-based compensation expense.

Valuation Assumptions

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgments which include the expected term of the stock-based awards, stock price volatility and pre-vesting forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

We used the following assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Expected term of options (years)	4.6 - 4.8	4.5 - 5.0	4.6 - 4.8	4.5 - 5.0
Risk-free interest rate	1.9 - 2.0%	3.6 - 3.7%	1.9 - 3.2%	3.6 - 4.8%
Expected volatility	35%	31 - 32%	30 - 35%	30 - 36%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$2.17	$4.24	$2.58	$4.60

NOTE 15. COMPREHENSIVE LOSS

Our comprehensive loss is summarized as follows for the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net loss	$(63,823)	$(11,682)	$(68,471)	$(23,481)
Other comprehensive income (loss):
Cumulative translation adjustments	—	(20)	—	(77)
Change in unrealized gain (loss) on marketable securities, net of tax	1,836	684	(171)	1,036

Total other comprehensive income (loss)	1,836	664	(171)	959

Comprehensive loss	$(61,987)	$(11,018)	$(68,642)	$(22,522)

NOTE 16. LEASE OBLIGATIONS

In connection with the Sipex merger, we assumed a lease financing obligation related to a facility in Milpitas, California (the “Hillview facility”). The lease term expires in March 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview facility was estimated at $13.4 million at the time of the merger and was included in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on our condensed consolidated balance sheets. The effective interest rate is 8.2%. Depreciation for the Hillview facility is recorded using the straight-line method over the remaining useful life and was $0.1 million and $0.3 million for the three and nine months ended December 28, 2008, respectively, and was $0.1 million for both the three and nine months ended December 30, 2007.

At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle by returning the Hillview facility.

We sublet the Hillview facility in April 2008. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.4 million for the duration of the sublease term. The sublease income for the three and nine months ended December 28, 2008 was approximately $0.4 million and $1.1 million, respectively, and was recorded in the “Interest income and other, net” line item in our condensed consolidated statements of operations.

In addition to the Hillview facility, we also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license and $3.7 million of design tools in November 2008 under a three-year license, which were accounted for as a capital lease and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tools obligation was included in the “Long-term lease financing obligations” line item in our condensed consolidated balance sheets. The effective interest rate for the design tools is 7.25% for the four-year tools and 4.0% for the three-year tools based upon prevailing interest rates at the time of the respective acquisitions. Amortization on the design tools is recorded using the straight-line method over the remaining useful life and was $0.4 million and $1.0 million, respectively, for the three and nine months ended December 28, 2008.

Future minimum lease payments for our lease financing obligations at December 28, 2008 are summarized as follows (in thousands):

Fiscal Years	Hillview Facility	Design Tools	Total	Sublease Income
Remainder of 2009	$343	$43	$386	$354
2010	1,415	2,670	4,085	1,412
2011	13,624	2,670	16,294	1,412
2012	—	1,087	1,087	—

Total minimum lease payments	15,382	6,470	21,852	3,178
Less: amount representing interest	(2,340)	(688)	(3,028)	—
Less: amount representing maintenance	—	(618)	(618)	—

Present value of minimum lease payments	13,042	5,164	18,206	3,178
Less: current portion of lease financing obligation	(345)	(1,824)	(2,169)	—

Long-term lease financing obligation	$12,697	$3,340	$16,037	$3,178

Interest expense for the Hillview facility lease financing for the three and nine months ended December 28, 2008 totaled approximately $0.3 million and $0.8 million, respectively. Interest expense for the design tools lease obligations for both the three and nine months ended December 28, 2008 totaled approximately $0.1 million.

Interest expense for the Hillview facility lease financing for the three and nine months ended December 30, 2007 totaled approximately $0.3 million and $0.4 million, respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down during its two-year plume stability evaluation. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate a treatment program and pursue a no further action order for the site. As such, we accrued an additional $58,000, increasing our liability to $250,000. This accrual includes approximately $200,000 for various remediation options under consideration and $50,000 for future annual monitoring.

In February 2006, we entered into a definitive Master Agreement with Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China. Silan is a China-based semiconductor foundry. This transaction was related to the closing of our wafer fabrication operations located in Milpitas, California. Under this agreement, Exar and Silan would work together to enable Silan to manufacture semiconductor wafers using our process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for two years beginning January 1, 2007. As of December 28, 2008, we have completed the transfer of the process technology and Silan has started commercial manufacturing for us. There were open purchase orders for approximately $1.1 million outstanding at the end of the third quarter of fiscal 2009.

Generally, we warrant all of our products against defects in materials and workmanship for a period ranging from ninety days to two years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liability related to our products was immaterial at the end of the third quarter of fiscal 2009.

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

NOTE 18. LEGAL PROCEEDINGS

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

Ericsson Wireless Communications, Inc. and Vicor Corporation

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

After entering the Settlement Agreement with Ericsson, we filed a motion on December 20, 2006 for an order finding the Settlement Agreement was in good faith. On January 22, 2007, the Court entered an order finding that we entered into the Settlement Agreement in good faith. The result of the finding of good faith was that Vicor’s indemnity claims were subject to dismissal. Vicor filed a petition for writ of mandate with the California Court of Appeal challenging the good faith finding, which the Court of Appeal summarily denied on February 28, 2007. The San Diego Superior Court dismissed Vicor’s indemnity claims and entered judgment in our favor on July 10, 2007. After entering judgment, the San Diego Superior Court awarded us costs against Vicor in the amount of $84,405 and monetary sanctions against Vicor in the amount of $44,266.91. Vicor filed a notice of appeal on September 6, 2007. Oral argument on the appeal was held on January 12, 2009, but no decision has been issued yet.

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

On June 16, 2008, we attended a pretrial conference. At the Court clerk’s suggestion, Sipex served its motion for leave to file renewed motions for summary judgment on August 11, 2008, and Mr. DiPietro served his opposition on August 21, 2008. The parties attended a status conference on October 14, 2008, and at that time, the Court heard arguments on Sipex’s motion for leave to file renewed motions for summary judgment. The outcome of that motion is pending. A pre-trial conference was held on February 3, 2009.

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

NOTE 19. INCOME TAX

During the three months ended December 28, 2008 and December 30, 2007, we recorded an income tax benefit of $0.1 million and an income tax provision of $1.7 million, respectively. During the nine months ended December 28, 2008 and December 30, 2007, we recorded an income tax benefit of $0.1 million and an income tax provision of $7.5 million, respectively. During the three and nine months ended December 30, 2007, the tax provision was recorded primarily due to establishment of valuation allowance against all deferred tax assets in connection with the Sipex acquisition during the second quarter of fiscal 2008.

The unrecognized tax benefits did not significantly change and remained at $9.8 million during the nine months ended December 28, 2008. The increase in unrecognized tax benefit primarily as a result of increased unrecognized tax benefit on R&D tax credits was offset by decrease in unrecognized tax benefit due to release of FIN 48 reserve on account of expiry of statute of limitation. If recognized, all of these unrecognized tax benefits would be recorded as a reduction in the future income tax provision before consideration of changes in the valuation allowance on our deferred tax assets.

Estimated interest and penalties relates to income taxes are classified as a component of the provision for income taxes in our condensed consolidated statement of operations. Accrued interest and penalties were $0.3 million and $0.2 million at the end of the third quarters of fiscal 2009 and 2008, respectively.

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 1998 through 2008 remain open and subject to examinations by the appropriate governmental agencies in the United States, with fiscal years 2001 through 2008 open to audits in certain of our state jurisdictions.

Emergency Economic Stabilization Act of 2008

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. We do not expect any impact to our effective tax rate or tax provision during fiscal 2009 as a result of this change in the law.

California Assembly Bill 1452

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension, adopts the federal 20-year net operating loss carryforward period, phases in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. We do not expect any impact to our effective tax rate or tax provision during fiscal 2009 as a result of this change in the law.

NOTE 20. SEGMENT AND GEOGRAPHIC INFORMATION

We operate as one reportable segment. We design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including power management, networking, serial communications and storage. The nature of our products and production processes as well as the type of customers and distribution methods are consistent among all of our products.

Our net sales by product line are summarized as follows for the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2008	December 30 2007	December 28, 2008	December 30 2007*
Communications	$6,191	$7,558	$21,513	$21,484
Interface	14,062	12,172	50,542	32,746
Power management	6,052	5,477	19,209	7,251

Total net sales	$26,305	$25,207	$91,264	$61,481

*	Revenue from Sipex products was included starting from August 26, 2007.

Our net sales by geographic areas are summarized as follows for the fiscal periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2008	December 30 2007	December 28, 2008	December 30 2007*
United States	$6,664	$4,691	$23,091	$17,893
China	5,950	6,099	20,197	13,168
Singapore	3,240	2,602	11,682	4,508
Japan	1,578	2,397	6,273	4,669
Italy	1,687	2,958	4,394	6,801
Europe (excludes Italy)	4,529	3,393	15,447	9,321
Rest of world	2,657	3,067	10,180	5,121

Total net sales	$26,305	$25,207	$91,264	$61,481

*	Revenue from Sipex products was included starting from August 26, 2007.

Substantially all of our property, plant and equipment and other long-lived assets are located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A. Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) our revenue growth, (2) our future gross profits, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, and (10) the uncertainty of the magnitude and duration of the current recession. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the fiscal year ended March 30, 2008 included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008, as amended by Amendment No. 1 on Form 10-Q/A, and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008, each as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended December 28, 2008 are not necessarily indicative of results to be expected for any future period.

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

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are sold in the United States through a number of manufacturers’ representatives and distributors. Internationally, our products are sold through various regional and country specific distributors with locations in thirty-three countries around the globe. In addition to our sales offices, we also employ a worldwide team of field application engineers to work directly with our customers.

Our international sales consist primarily of sales that are denominated in U.S. dollars. Such international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in U.S. dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject us to tariffs, our gross profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Part II, Item 1A. Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

Our fiscal year ends on the Sunday closest to March 31 and our fiscal quarters end on the Sunday closest to the end of the corresponding calendar quarter. The third quarters of fiscal 2009 and fiscal 2008 included 91 days from September 29, 2008 to December 28, 2008 and October 1, 2007 to December 30, 2007, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with U.S. GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (the “SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; and (6) long-lived assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. With the exception our goodwill and long-lived asset policies discussed below, a further discussion can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2008 as amended by Amendment No. 1 on Form 10-K/A.

Our current estimates under our goodwill and long-lived asset policies are as follows:

The rapid and severe deterioration of worldwide economic conditions has affected our industry and led customers to scale down their levels of production. As a result of third quarter fiscal 2009 impairment indicators, we considered the potential impairment of goodwill and other long-lived assets including intangible assets. Indicators that required us to perform an interim impairment review consisted of further weakening in new orders from our customers throughout the third quarter and into the fourth quarter of fiscal 2009, as well as, the uncertainty of the magnitude and duration of the current recession as evidenced by industry analysts expectations that demand for semiconductors will remain weak until economic conditions improve. In addition, we experienced a significant decline in our stock price that reduced our market capitalization below our net asset carrying value for an extended period of time. As a result of the goodwill and long-lived asset impairment assessments, we recorded a charge totaling $59.7 million in the third quarter of fiscal 2009. This charge is comprised of $46.2 million related to goodwill and $13.5 million related to intangible assets.

Described below is a summary of our goodwill and intangible assets and the related impairment assessments.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We follow the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), under which we evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because we have one reporting unit under FAS 142, we utilize an entity-wide approach to assess goodwill for impairment.

Given the impairment indicators discussed above, we performed an interim goodwill impairment analysis during the third quarter of fiscal 2009 using a combination of the income approach and the market approach, in accordance with the provisions of FAS 142. The analysis performed compared the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. Our estimate of the implied fair value of the goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a seven-year period with residual value. The analysis resulted in an impairment charge of approximately $46.2 million that reduced our carrying value of goodwill to zero.

Solely for the purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we made the following assumptions. We assumed that the current economic recession would continue through fiscal year 2010, followed by a recovery period in fiscal years 2011 through 2013 and long-term industry growth past fiscal year 2013. In addition, we applied gross margin assumptions consistent with our historical trends and used a 3% growth factor to calculate the terminal value of the company, which was consistent with the rate used in the prior year’s annual impairment test. We used a 14% discount rate to calculate the present value of cash flows and the terminal value, which is slightly higher than the 12.5% discount rate we used in the prior year’s annual impairment test, primarily due to increases to the required market risk and small stock premiums.

Given the current volatile worldwide economic environment and the resulting uncertainties regarding its impact on our business, our estimates and assumptions regarding the duration of the ongoing economic recession, or the period or strength of any future recovery, made for purposes of our goodwill impairment testing during the third quarter of fiscal 2009 may not prove to be accurate.

The following table summarizes the change in the carrying amount of goodwill for the nine months ended December 28, 2008 (in thousands):

Amount
Balance as of March 30, 2008	$47,626
Goodwill adjustment (see Note 5)	(1,449)
Impairment charge	(46,177)

Balance as of December 28, 2008	$—

Intangible Assets

Our purchased intangible assets at December 28, 2008 and December 30, 2007 are summarized below (in thousands):

	December 28, 2008			December 30, 2007
	New Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$16,876	$(10,145)	$6,731	48,393	(5,244)	43,149
Patents/Core technology	1,693	(1,152)	541	7,900	(560)	7,340
Customer backlog	340	(340)	—	400	(242)	158
Distributor relationships	1,265	(792)	473	6,500	(385)	6,115
Customer relationships	771	(445)	326	4,300	(215)	4,085
Tradenames/Trademarks	177	(146)	31	600	(71)	529

	$21,122	$(13,020)	$8,102	68,093	(6,717)	61,376

(1)

The new carrying amount is net of intangible asset impairment charges of approximately $36.7 million and $13.5 million taken during the fourth quarter of fiscal 2008 and the third quarter of fiscal 2009, respectively.

Our long-lived assets include land, buildings, equipment, furniture and fixtures and privately held equity investments. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value.

Given the impairment indicators discussed above, we performed a test of purchased intangible assets for recoverability. The assessment of recoverability is based upon the assumptions and underlying cash flow projections prepared for the concurrent interim goodwill impairment test. Our estimate of the implied fair value of the intangible assets was based on the discounted value of estimated future cash flows over a five-year period using a discount rate of 14%.

The analysis determined that the carrying amount of the intangible assets exceeded the implied fair value under the test for impairment per FAS 144 and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $13.5 million, of which $9.8 million related to existing technology, $1.4 million to patents/core technology, $1.3 million to distributor relationships, $0.9 million to customer relationships and $0.1 million to tradenames/trademarks.

Given the current volatile worldwide economic environment and the resulting uncertainties regarding its impact on our business, our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of any future recovery, made for purposes of our intangible asset impairment testing during the third quarter of fiscal 2009 may not prove to be accurate. If our assumptions regarding projected revenue or gross margin rates are not achieved, we may be required to record additional intangible asset impairment charges in future periods, if any such change or other factor constitutes a triggering event. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

RESULTS OF OPERATIONS

Net Sales by Product Line

We began to recognize revenue on shipments to our two primary distributors, Future Electronics Inc. (“Future”), a related party, and Nu Horizons Electronics Corp. (“Nu Horizons”), on a sell-through basis beginning August 26, 2007. On that same date, we began to include sales from products acquired from Sipex in our financial statements. Certain net sales by product line for prior periods have been reclassified to be consistent with the presentation of fiscal 2009.

Our net sales by product line in absolute dollars and as a percentage of net sales were as follows for the periods presented (in thousands):

	Three Months Ended					Nine Months Ended
	December 28, 2008		December 30, 2007		Change	December 28, 2008		December 30, 2007*		Change
Net sales:
Communications	$6,191	24%	$7,558	30%	(18)%	$21,513	24%	$21,484	35%	—
Interface	14,062	53%	12,172	48%	16%	50,542	55%	32,746	53%	54%
Power Management	6,052	23%	5,477	22%	10%	19,209	21%	7,251	12%	165%

Total	$26,305	100%	$25,207	100%		$91,264	100%	$61,481	100%

*	Revenue from Sipex products was included starting from August 26, 2007.

Communications

Communications products include network access and transmission products and storage products, as well as optical products acquired from Sipex. We estimate that the change of revenue recognition to a sell-through basis at our two primary distributors had no significant effect on revenue for the three and nine months ended December 28, 2008, however it reduced sales of network access and transmission products approximately $0.7 million and $1.3 million for the three and nine months ended December 30, 2007, respectively. Additionally, the remaining revenue fluctuations are as follows:

For the three months ended December 28, 2008, net sales of communications products decreased $2.0 million compared to the same period last year. Net sales of optical products decreased $0.2 million and net sales of network access and transmission products decreased $1.8 million, primarily due to decreased sales volume of SONET products at lower prices.

For the nine months ended December 28, 2008, net sales of communications products decreased $1.3 million compared to the same period last year. Net sales of optical products increased $1.6 million as the Sipex merger occurred in mid second quarter of fiscal 2008. Net sales of network access and transmission products decreased $2.9 million, primarily due to decreased sales volume and price erosion on a SONET product.

Interface

Interface products include UARTs, video, imaging and other products as well as serial transceiver products acquired from Sipex. We estimate that the change of revenue recognition to a sell-through basis at our two primary distributors had no significant effect on revenue for the three and nine months ended December 28, 2008, however it reduced sales of UART products by $3.3 million and $4.8 million for the three months and nine months ended December 30, 2007, respectively. Additionally, the remaining revenue fluctuations are as follows:

For the three months ended December 28, 2008, net sales of interface products decreased $1.4 million compared to the same period last year. Net sales of transceiver products increased $3.1 million as last year, we were precluded from recognizing revenue from products in the distribution channel at the time of the Sipex merger. Net sales of UARTs decreased $4.6 million, primarily due to decreased sales volume.

For the nine months ended December 28, 2008, net sales of interface products increased $13.0 million compared to the same period last year. Net sales of transceiver products increased $21.1 million as the Sipex merger occurred in mid second quarter of fiscal 2008 and last year, we were precluded from recognizing revenue from products in the distribution channel at the time of the Sipex merger. Net sales of UARTs decreased $8.1 million, primarily due to decreased sales volume.

Power Management

Power management products, including DC-DC regulators and LED drivers, were acquired from Sipex. For the three and nine months ended December 28, 2008, net sales of power management products increased by $0.6 million and $12.0 million, respectively, compared to the same periods a year ago as the Sipex merger occurred in mid second quarter of fiscal 2008 and last year, we were precluded from recognizing revenue from products in the distribution channel at the time of the Sipex merger.

Net Sales by Channel

Our net sales by channel in absolute dollars and as a percentage of net sales were as follows for the periods presented (in thousands):

	Three Months Ended					Nine Months Ended
	December 28, 2008		December 30, 2007		Change	December 28, 2008		December 30, 2007*		Change
Net sales:
Sell-through distributors	$16,147	61%	$10,897	43%	48%	$54,592	60%	$24,629	40%	122%
Direct and others	10,158	39%	14,310	57%	(29)%	36,672	40%	36,852	60%	—

Total	$26,305	100%	$25,207	100%		$91,264	100%	$61,481	100%

*	Revenue from Sipex products was included starting from August 26, 2007.

For the three and nine months ended December 28, 2008, net sales to our distributors, for which we recognize revenue on the sell-through method, included $10.7 million and $36.0 million, respectively, from the sale of Sipex products and net sales to direct customers and others included $3.7 million and $12.4 million, respectively, from the sale of Sipex products. In addition, we estimate that the change of revenue recognition to a sell-through basis at our two primary distributors reduced sales by $4.0 million and $6.1 million for the three and nine months ended December 30, 2007, respectively.

For the three and nine months ended December 30, 2007, net sales from our sell-through distributors included $7.3 million and $8.2 million, respectively, from the sale of Sipex products and net sales to direct customers and others included $3.5 million and $5.5 million, respectively, from the sale of Sipex products.

Net Sales by Geography

Our net sales by geography in absolute dollars and as a percentage of net sales were as follows for the periods presented (in thousands):

	Three Months Ended					Nine Months Ended
	December 28, 2008		December 30, 2007		Change	December 28, 2008		December 30, 2007*		Change
Net sales:
Americas	$6,838	26%	$4,832	19%	42%	$23,444	26%	$18,035	30%	30%
Asia	13,251	50%	14,024	56%	(6)%	47,979	52%	27,324	44%	76%
Europe	6,216	24%	6,351	25%	(2)%	19,841	22%	16,122	26%	23%

Total	$26,305	100%	$25,207	100%		$91,264	100%	$61,481	100%

*	Revenue from Sipex products was included starting from August 26, 2007.

For the three and nine months ended December 28, 2008, net sales in the Americas included $2.9 million and $12.9 million, respectively; net sales in Asia included $8.9 million and $26.8 million, respectively; and net sales in Europe included $2.5 million and $5.8 million, respectively, of sales of products acquired from Sipex. In addition, we estimate that the change of revenue recognition to a sell-through basis at our two primary distributors reduced sales in the Americas by $4.0 million and $6.1 million, respectively, for the three and nine months ended December 30, 2007.

For the three and nine months ended December 30, 2007, net sales in the Americas included $1.6 million and $2.0 million, respectively; net sales in Asia included $7.7 million and $9.6 million, respectively; and net sales in Europe included $1.6 million and $2.2 million, respectively, of sales of products acquired from Sipex.

Gross Profit

Our gross profit in absolute dollars and as a percentage of net sales was as follows for the periods indicated (in thousands):

	Three Months Ended					Nine Months Ended
	December 28, 2008		December 30, 2007		Change	December 28, 2008		December 30, 2007*		Change
Net sales	$26,305		$25,207			$91,264		$61,481
Cost of sales:
Cost of sales	14,819	56%	13,643	54%		48,392	53%	26,337	43%
Fair value adjustment of acquired inventories	—	—	1,458	6%		—	—	1,799	3%
Amortization of acquired intangible assets	782	3%	2,539	10%		2,693	3%	3,937	6%

Gross profit	$10,704	41%	$7,567	30%	41%	$40,179	44%	$29,408	48%	37%

*	Incremental revenue and gross profit from Sipex products was included starting from August 26, 2007.

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the cost of stock-based compensation;

•	the amortization of purchased intangible assets in connection with acquisitions; and

•	the provision for excess and obsolete inventory.

The increase in gross profit, as a percentage of net sales, for the three months ended December 28, 2008, as compared to the same period a year ago, was due primarily to the lower charge for amortization of intangible assets and the sale last year of acquired inventory which had been written-up to fair value, partially offset by increased sales of lower margin products acquired from Sipex and higher charges for excess and obsolete inventory.

The decrease in gross profit, as a percentage of net sales, for the nine months ended December 28, 2008 as compared to the same period a year ago, was primarily due to increased sales of lower margin products acquired with the Sipex merger, higher excess and obsolete inventory and lower sales for network and UART products that typically have higher gross margins partially offset by lower amortization of acquired intangible assets and the sale last year of acquired inventory which had been written-up to fair value.

The fair value adjustment of acquired inventories decreased by $1.5 million and $1.8 million in the three and nine months ended December 28, 2008, respectively, as compared to the same periods a year ago because the sale of acquired inventory completed last year. Amortization expense for the purchased intangible assets decreased by $1.8 million and $1.2 million in the three and nine months ended December 28, 2008, respectively, as compared to the same periods a year ago because the carrying value of the underlying assets were reduced by an impairment charge we recorded in the fourth quarter of fiscal 2008.

Stock-based compensation expense recorded in cost of sales was approximately $0.1 million and $0.5 million, respectively, for the three and nine months ended December 28, 2008, as compared to approximately $0.4 million and $0.5 million, respectively, for the same periods a year ago. The decrease in stock-based compensation expense for the three months ended December 28, 2008 when compared to the same period a year ago was primarily attributable to lower headcount and lower valuation of new options granted.

Operating Expenses

	Three Months Ended				Change	Nine Months Ended				Change
	December 28, 2008		December 30, 2007			December 28, 2008		December 30, 2007*
Net sales	$26,305		$25,207			$91,264		$61,481
Research and development	8,092	31%	8,890	35%	(9)%	24,317	27%	22,401	36%	9%
Selling, general and administrative	9,099	35%	12,071	48%	(25)%	30,146	33%	26,104	42%	15%

*	Incremental expenses from Sipex merger were included starting from August 26, 2007.

Research and Development (“R&D”)

Our research and development costs consisted primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment;

•	amortization of purchased intellectual property; and

•	facilities expenses.

The decrease in R&D expenses for the three months ended December 28, 2008 as compared to the same period a year ago was primarily due to EDA software and mask tooling costs. The increase in R&D expense for the nine months ended December 28, 2008 as compared to the same period a year ago was primarily incremental expense of $1.7 million due to our growth as a result of the Sipex merger partially offset by lower headcount, EDA software and mask tooling costs.

Incremental amortization expense of intellectual property recorded in R&D expenses was $0.2 million and $0.7 million, respectively, for the three and nine months ended December 28, 2008 as compared to the same periods a year ago.

Stock-based compensation expense recorded in R&D expenses was $0.4 million and $1.2 million, respectively, for the three and nine months ended December 28, 2008 as compared to $0.4 million and $1.0 million, respectively, for the same periods a year ago.

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expenses consisted primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of purchased intangible assets; and

•	facilities expenses.

The decrease in SG&A expenses for the three months ended December 28, 2008 as compared to the same period a year ago was primarily as a result of lower merger related expense and lower compensation expense due to a reduction in headcount.

The increase in SG&A expenses for the nine months ended December 28, 2008 as compared to the same period a year ago was primarily as a result of incremental expense of $5.1 million due to our growth as a result of the Sipex merger and the cost of a Sipex property tax audit partially offset by lower merger related expense and lower compensation expense due to a reduction in headcount.

Amortization expense of the purchased intangible assets recorded in SG&A expenses was $0.1 million and $0.4 million, respectively, for the three and nine months ended December 28, 2008, as compared to $0.5 million and $0.7 million, respectively, for the same periods a year ago. The amortization expense of the purchased intangible assets decreased when compared to the same periods a year ago because the carrying value of the underlying assets were reduced by an impairment charge we recorded in the fourth quarter of fiscal 2008.

Stock-based compensation expense recorded in SG&A expenses was $0.8 million and $2.0 million, respectively, for the three and nine months ended December 28, 2008, as compared to $1.0 million and $2.5 million, respectively, for the same periods a year ago. The decrease in stock-based compensation expense when compared to the same periods a year ago was primarily attributable to adjustments for pre-vesting forfeitures within our executive staff.

Goodwill and Other Intangible Asset Impairment

As a result of the goodwill and long-lived asset impairment assessments, we recorded a charge totaling $59.7 million in the third quarter of fiscal 2009. This charge is comprised of $46.2 million related to goodwill and $13.5 million related to intangible assets and is described above in our critical accounting policies and estimates.

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

The IPR&D projects underway at Sipex at the merger date were in the interface and power management product families. Within interface, specific projects relate to new products in its Multiprotocol and RS485 families. Within power management, development activities relate to the commercialization of its digital power technology, LED drivers, DC-DC regulators and controllers. Of these projects, five have been cancelled, five require further development and testing to release them to production and three have been released to production. IPR&D projects for power management require an additional $1.5 million to complete and some product shipments began in late calendar year 2007. IPR&D projects for interface are expected to require $0.3 million to complete with expected revenue generation beginning in mid calendar year 2009. All power management and interface projects are scheduled to complete by the end of fiscal year 2009.

Other Income and Expense, Net

	Three Months Ended		Change	Nine Months Ended		Change
	December 28, 2008	December 30, 2007		December 28, 2008	December 30, 2007
Interest income and other, net	2,454	3,632	(32)%	7,414	12,696	(42)%
Interest expense	(266)	(275)	(3)%	(927)	(427)	117%
Impairment charges on investments, net of realized gains:
Impairment charges on non-marketable securities	—	—	—	(901)	(449)	101%
Loss on investments in short-term marketable securities	(34)	—	100%	(587)	—	100%
Realized gains on marketable securities	116	20	480%	361	72	401%

Interest Income and Other, Net

Our interest income and other, net primarily consisted of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	gains or losses on the sale or disposal of equipment.

The decrease in interest income and other, net during the three and nine months ended December 28, 2008 as compared to the same periods a year ago was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments, partially offset by sublease income.

Our Hillview facility located in Milpitas, California (the “Hillview Facility”), originally leased from Mission West Properties, L.P., was sublet to a subtenant in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.4 million. The sublease income for the three and nine months ended December 28, 2008 was approximately $0.4 million and $1.1 million, respectively.

Interest Expense

In connection with the Sipex merger, we assumed a lease financing obligation related to the Hillview facility. We have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on the condensed consolidated balance sheets. The effective interest rate is 8.2%. The interest expense for the third quarter and first nine months of fiscal 2009 was primarily attributable to the Hillview facility financing transaction.

In addition, we also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license and $3.7 million of design tools in November 2008 under a three-year license, which were accounted for as a capital lease and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tools obligation was included in the “Long-term lease financing obligations” line on our condensed consolidated balance sheets. The effective interest rate for the design tools is 7.25% for the four-year tools and 4.0% for the three-year tools.

Our interest expenses were primarily from these capital leased assets. Interest expense for the Hillview facility lease financing for the three and nine months ended December 28, 2008 totaled approximately $269,000 and $811,000, respectively. Interest expense for the design tools lease obligations for the three and nine months ended December 28, 2008 totaled approximately $53,000 and $142,000, respectively.

Interest expense for the Hillview facility lease financing for the three and nine months ended December 30, 2007 totaled approximately $275,000 and $366,000, respectively.

Impairment Charges on Investments, Net of Realized Gains

We follow the guidance provided by FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. We regularly review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position and intent and ability to hold a security to maturity or forecasted recovery. Realized gains and losses and declines in value of our investments judged to be other-than-temporary are reported in the “Impairment charges on investments, net of realized gain” line item in the condensed consolidated statements of operations. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of $0.6 million in the nine months ended December 28, 2008.

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

Provision (Benefit) for Income Taxes

During the three months ended December 28, 2008 and December 30, 2007, we recorded an income tax benefit of $0.1 million and an income tax provision of $1.7 million, respectively. During the nine months ended December 28, 2008 and December 30, 2007, we recorded an income tax benefit of $0.1 million and an income tax provision of $7.5 million, respectively. During the three and nine months ended December 30, 2007, the tax provision was recorded primarily due to establishment of a valuation allowance against all deferred tax assets in connection with the Sipex acquisition during the second quarter of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

	As of and For Nine Months Ended
(dollars in thousands)	December 28, 2008	December 30, 2007
Cash and cash equivalents	$70,835	$155,878
Short-term investments	186,646	147,524

Total cash, cash equivalents, and short-term investments	$257,481	$303,402

Percentage of total assets	75%	48%

Net cash provided by operating activities	$3,996	$10,430
Net cash (used in) provided by investing activities	(43,420)	85,736
Net cash used in financing activities	(11,757)	(59,971)
Effect of exchange rate change on cash	—	(126)

Net (decrease) increase in cash and cash equivalents	$(51,181)	$36,069

Our net loss was approximately $68.5 million for the nine months ended December 28, 2008. After adjustments for non-cash items and changes in working capital, we generated $4.0 million of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $11.7 million;

•	stock-based compensation expense of $3.7 million;

•	goodwill and other asset impairment charge of $59.7 million; and

•	impairment charge on investments of $1.5 million.

Working capital changes included:

•	a $0.1 million decrease in accounts receivable primarily due to lower product shipments;

•	a $4.0 million increase in inventory primarily due to the substantial drop in our fiscal 2009 third quarter shipments and the cycle time required to adjust inventory to the decline in sales; and

•	a $2.0 million decrease in accounts payable.

In the nine months ended December 28, 2008, net cash used by investing activities reflects the net purchases of $41.2 million of short-term marketable securities and $2.0 million in purchases of equipment and intellectual property.

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

During the three and nine months ended December 28, 2008, we repurchased a total of 0.1 million and 1.6 million shares, respectively of our common stock at an aggregate cost of $0.5 million and $13.4 million, respectively, under the 2007 SRP.

During the three and nine months ended December 30, 2007, we repurchased a total of 2.3 million and 4.7 million shares,

respectively, of our common stock at an aggregate cost of $25.6 million and $58.0 million, respectively, under the 2007 SRP and 2001 SRP. In addition, we repurchased 10,000 shares at an aggregate cost of $1 from a former executive officer pursuant to a restricted stock purchase agreement in the nine months ended December 30, 2007.

We have fully utilized the 2001 SRP. As of December 28, 2008, the remaining authorized amount for the share repurchases under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date.

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

The following table summarizes our investments in marketable securities (in thousands):

	December 28, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$19,877	$—	$—	$19,877
Corporate bonds and commercial paper	73,069	120	(180)	73,009
U.S. government and agency securities	129,753	1,894	(22)	131,624
Asset-backed and mortgage-backed securities	31,957	220	(303)	31,874

Total at December 28, 2008	$254,655	$2,234	$(505)	$256,384

	March 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$28,274	$—	$—	$28,274
Corporate bonds and commercial paper	158,790	354	(233)	158,911
U.S. government and agency securities	50,146	1,413	—	51,559
Asset-backed and mortgage-backed securities	28,543	462	(97)	28,908

Total at March 30, 2008	$265,753	$2,229	$(330)	$267,652

As of December 28, 2008, our fixed income investment securities included asset-backed and mortgage-backed securities, accounted for 4% and 8%, respectively, of our total investments. The asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from the Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Report, we have sufficient liquidity and do not intend to sell these securities nor realize any significant losses in the short term. As of December 28, 2008, the net unrealized loss of our asset-backed and mortgage-backed securities totaled $0.1 million or less than 0.5 percent of our total investments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 2 – Recent Accounting Pronouncements.”

OFF-BALANCE SHEET ARRANGEMENTS

As of December 28, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at December 28, 2008 were as follows (in thousands):

	Fiscal Year
	Remainder of 2009	2010	2011	2012	2013 and thereafter	Total

Contractual Obligations
Purchase commitment (1)	$3,449	$—	$—	$—	$—	$3,449
Long-term lease financing obligation (2)	386	4,085	4,126	1,087	—	9,684
Lease obligations (3)	140	374	218	166	—	898
Long-term investment commitments (Skypoint Fund) (4)	523	—	—	—	—	523
Remediation commitment (5)	50	155	5	5	35	250

Total	$4,548	$4,614	$4,349	$1,258	$35	$14,804

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $1.0 million at December 28, 2008 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.
(2)	Includes lease payments (excluding a $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties L.P. on March 9, 2006, as amended on August 25, 2007) and includes $6.5 million related to software licenses for engineering design.
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon request from the Fund’s General Partner.
(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At December 28, 2008, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $256.4 million as of December 28, 2008 and $267.7 million as of March 30, 2008. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of December 28, 2008, the increase or decline in the fair value of the portfolio would not be material. At December 28, 2008, the difference between the fair market value and the underlying cost of the investments portfolio was a net unrealized gain of $1.7 million. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of $0.6 million in the nine months ended December 28, 2008.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 28, 2008, short-term investments consisted of commercial paper, asset-backed securities, corporate bonds and government securities of $186.7 million. We place our investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. The guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. We do not use derivative financial instruments.

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

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of December 28, 2008.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 18– Legal Proceedings.”

ITEM 1A.	RISK FACTORS

Global capital and credit market conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results, and financial condition.

Volatility and disruption in the global capital and credit markets in 2008 have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:

•	slower spending may result in reduced demand for our products, reduced orders for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

•

we may be unable to find suitable investments that are safe, liquid, and provide a reasonable return resulting in lower interest income or longer investment horizons, and disruptions to capital markets or the banking system may also impair the value of investments or bank deposits we currently consider safe or liquid;

•

the failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments, and our ability to replace those instruments on the same or similar terms may be limited under poor market conditions;

•

continued volatility in the markets and prices for commodities and raw materials we use in our products and in our supply chain could have a material adverse effect on our costs, gross margins, and profitability;

•

if distributors or direct sellers of our products experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products, it could result in reduced orders for our products, order cancellations, inability to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense;

•

if distributors or direct sellers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could reduce the availability of our products to customers;

•

if contract manufacturers or foundries of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance general working capital needs, it may result in delays or non-delivery of shipments of our products;

•

potential shutdowns by our third-party foundry, assembly and test subcontractors due to slow business conditions could result in longer lead-times, higher buffer inventory levels and degraded on-time delivery performance; and

•	the weak macroeconomic environment also limits our visibility into future purchases by our customers and renewals of existing agreements, which may necessitate changes to our business model.

Our financial results may fluctuate significantly because of a number of factors, many of which are beyond our control.

Our financial results may fluctuate significantly. Some of the factors that affect our financial results, many of which are difficult or impossible to control or predict, include:

•	the cyclical nature of the semiconductor industry;

•	our difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	fluctuations of our revenue and gross profits due to the mix of product sales that has various margins;

•	the effect of the timing of sales by our resellers on our reported results as a result of our sell-through revenue recognition policies;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products in a timely manner;

•	dependency on a single product with a single customer and/or distributors;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers; and

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of global recession;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or potential new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reason;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increase in manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

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

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to:

•	loss of or changes to key executives;

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	product delays or setbacks by us, our customers or our competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in our customers’ markets and the semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of our performance by securities analysts;

•	decreases in the value of our investments or long-lived assets, thereby requiring an asset impairment charge against earnings;

•	repurchasing shares of our common stock;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and capital market conditions;

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

We have secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under current deteriorating global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months.

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

Because a significant portion of our total assets were, and may again be with future potential acquisitions, represented by goodwill and other intangible assets which are subject to mandatory annual impairment evaluations, we could be required to write off some or all of our goodwill and other intangible assets, which may adversely impact our financial condition and results of operations.

We accounted for our merger using the purchase method of accounting. A significant portion of the purchase price for the business combination was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. The excess purchase price was allocated to goodwill. In accordance with the FAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. We conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. Intangible assets that are subject to amortization are reviewed for impairment in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely impact our financial position. Due to deteriorating global economic conditions and increased difficulty in forecasting demand for our products, we are currently experiencing and will likely continue to experience an increase in inventory levels.

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

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China to market our commodity interface products that could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements. If we are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. Our future competitive performance depends on a number of factors, including our ability to:

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on complementary metal oxide semiconductor processes (“CMOS”), Bipolar processes and Bipolar-CMOS processes (“BiCMOS”). Chartered Semiconductor Manufacturing Ltd. (“Chartered”), located in Singapore, manufactures the majority of the CMOS wafers from which our communications and UART products are produced. Episil Technologies, Inc.(“Episil”), located in Taiwan, and Silan, located in China, manufacture the majority of wafers from which our power and serial products are produced. High Voltage BiCMOS power products are supplied by Polar Semiconductor (MN, USA) and Jazz Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

Many of our new products are designed to take advantage of smaller geometry manufacturing processes. Due to the complexity and increased cost of migrating to smaller geometries as well as process changes, we could experience interruptions in production or significantly reduced yields causing product introduction or delivery delays. If such delays occur, our products may have delayed market acceptance or customers may select our competitors’ products during the design process. An extended planned shutdown at one of our foundries subsequent to the quarter ended December 28, 2008 may result in poor yield and quality issues when the foundry restarts the manufacturing line.

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

Our reliance on our wafer foundries and assembly and test subcontractors involves the following risks:

•

a manufacturing disruption or sudden reduction or elimination of any existing source or sources of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one of our foundries;

•	disruption of manufacturing or assembly or test services due to relocation or limited capacity of the foundries or subcontractors;

•	inability to obtain or develop technologies needed to manufacture our products;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products or the possible inability to obtain an adequate alternative;

•	failure of our foundries or subcontractors to obtain raw materials and equipment;

•	increasing cost of raw materials and energy resulting in higher wafer or package costs;

•

long-term financial and operating stability of the foundries, or their suppliers or subcontractors and their ability to invest in new capabilities and expand capacity to meet increasing demand, to remain solvent, or to obtain financing in tight credit market;

•

we expect our suppliers will continue to take measures such as reductions in force, pay reductions, forced time off or shut down their production for extended periods of time to reduce and/or control operating expenses in response to weakened and weakening customer demand;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are inapplicable.

(c)	Issuer Purchases of Equity Securities

During the three months ended December 28, 2008, we repurchased shares of our common stock as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
Balance as of September 28, 2008	12,335,425	$10.35	12,325,425	$12,347

9/29/2008 - 10/26/2008	—	—	—	$12,347
10/27/2008 - 11/23/2008	10,600	6.01	10,600	$12,283
11/24/2008 - 12/28/2008	76,986	5.98	76,986	$11,823

Total shares purchased	87,586	$5.99	87,586

Balance as of December 28, 2008	12,423,011	$10.32	12,413,011

(1)	Including 10,000 shares repurchased from a former executive officer under a restricted stock purchase agreement in fiscal 2008 (See Note 13).
(2)	On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. The 2007 SRP was in addition to a share repurchase plan announced on March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock. The shares repurchased under the 2001 SRP fully utilized the $40 million authorization at December 30, 2007. As of December 28, 2008, the remaining authorized amount for stock repurchase under the 2007 SRP was $11.8 million with no termination date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

We held our Annual Meeting of Stockholders on October 16, 2008 in Fremont, California. The number of shares issued, outstanding and eligible to vote as of the record date was 42,747,273. The following numbers of votes were cast for the matters indicated:

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

EXAR CORPORATION (Registrant)

February 6, 2009	By	/s/ Pedro (Pete) P. Rodriguez
Pedro (Pete) P. Rodriguez
Chief Executive Officer, President and Director (On the Registrant’s Behalf and as Principal Executive Officer)

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description
(b)	3.1	Amended and Restated Certificate of Incorporation.

(c)	3.2	Amended and Restated Bylaws.

(a)	10.1*	Executive Officers’ Group II Change of Control Severance Benefit Plan.

(a)	10.2*	2006 Equity Incentive Plan Form of Stock Unit Award Agreement.

(a)	10.3*	2006 Equity Incentive Plan Form of Director Restricted Stock Unit Award Agreement.

(a)	10.4*	2006 Equity Incentive Plan Form of Performance Stock Unit Award Agreement.

(a)	10.5*	Amended and Restated Employment Agreement, dated December 31, 2008, by and between Exar Corporation and J. Scott Kamsler.

(a)	10.6*	Amended and Restated Employment Agreement, dated December 19, 2008, by and between Exar Corporation and Pedro (Pete) P. Rodriguez.

(a)	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.
(b)	Filed as an exhibit to Exar’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.
(c)	Filed as an exhibit to Exar’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference.
*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.