Form 10-Q
period 2009-06-28
EXAR CORP
filed 2009-08-07
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock was 43,548,422 as of July 31, 2009, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 28, 2009	March 29, 2009
ASSETS

Current assets:
Cash and cash equivalents	$41,915	$89,002
Short-term marketable securities	179,553	167,341
Accounts receivable (net of allowances of $516 and $572)	11,894	7,452
Accounts receivable, related party (net of allowances of $356 and $736)	2,456	1,796
Inventories	15,584	15,678
Other current assets	4,836	3,274
Deferred income taxes, net	361	62

Total current assets	256,599	284,605

Property, plant and equipment, net	43,342	42,549
Goodwill	2,621	—
Intangible assets, net	28,067	7,359
Other non-current assets	3,339	1,876

Total assets	$333,968	$336,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,233	$5,391
Accrued compensation and related benefits	5,425	4,773
Deferred income and allowances on sales to distributors	3,444	3,208
Deferred income and allowances on sales to distributors, related party	7,340	7,040
Other accrued expenses	11,675	7,014

Total current liabilities	33,117	27,426

Long-term lease financing obligations	15,217	15,633
Other non-current obligations	1,630	1,236

Total liabilities	$49,964	$44,295

Commitments and contingencies (Notes 16 and 17)

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	$—	$—
Common stock, $.0001 par value; 100,000,000 shares authorized; 43,515,088 and 43,036,271 shares outstanding at June 28, 2009 and March 29, 2009, respectively	4	4
Additional paid-in capital	715,159	710,787
Accumulated other comprehensive income	1,215	802
Treasury stock at cost, 19,924,369 shares at June 28, 2009 and March 29, 2009	(248,983)	(248,983)
Accumulated deficit	(183,391)	(170,516)

Total stockholders’ equity	284,004	292,094

Total liabilities and stockholders’ equity	$333,968	$336,389

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 28, 2009	June 29, 2008
Sales:
Net sales	$23,110	$20,171
Net sales, related party	7,752	12,040

Total net sales	30,862	32,211

Cost of sales:
Cost of sales	12,889	10,939
Cost of sales, related party	3,788	5,847
Amortization of purchased intangible assets	1,340	955

Total cost of sales	18,017	17,741

Gross profit	12,845	14,470

Operating expenses:
Research and development	12,294	8,092
Selling, general and administrative	15,112	11,301

Total operating expenses	27,406	19,393

Loss from operations	(14,561)	(4,923)
Other income and expense, net:
Interest income and other, net	1,754	2,670
Interest expense	(324)	(331)
Impairment charges on investments	(72)	—

Total other income and expense, net	1,358	2,339

Loss before income taxes	(13,203)	(2,584)
Benefit from income taxes	(328)	(123)

Net loss	$(12,875)	$(2,461)

Loss per share:
Basic and diluted loss per share	$(0.30)	$(0.06)

Shares used in the computation of loss per share:
Basic and diluted	43,314	42,973

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net loss	$(12,875)	$(2,461)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,553	3,479
Deferred income taxes	(29)	—
Stock-based compensation expense	1,309	1,359
Provision for sales returns and allowances	2,212	1,711
Other than temporary loss on long-term investment in non-marketable securities	72	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,212)	(1,588)
Inventories	5,055	(239)
Prepaid expenses and other assets	897	(436)
Accounts payable	(879)	773
Other accrued expenses	(182)	499
Deferred income and allowance on sales to distributors	102	610
Accrued compensation and related benefits	(1,478)	22

Net cash provided by (used in) operating activities	(4,455)	3,729

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(1,447)	(990)
Purchases of short-term marketable securities	(86,775)	(20,871)
Proceeds from maturities of short-term marketable securities	65,500	32,653
Proceeds from sales of short-term marketable securities	23,824	15,165
Contributions to long-term investments	(15)	—
Acquisition of Galazar, net of cash acquired	(3,125)	—
Acquisition of Hifn, net of cash acquired	(40,349)	—

Net cash provided by (used in) investing activities	(42,387)	25,957

Cash flows from financing activities:
Repurchase of common stock	—	(12,913)
Proceeds from issuance of common stock	153	1,487
Repayment of lease financing obligations	(398)	(290)

Net cash used in financing activities	(245)	(11,716)

Net (decrease) increase in cash and cash equivalents	(47,087)	17,970
Cash and cash equivalents at the beginning of period	89,002	122,016

Cash and cash equivalents at the end of period	$41,915	$139,986

Supplemental disclosure of non-cash investing and financial activities:
Issuance of common stock in connection with Hifn acquisition	$2,705	$—

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing of and sells highly differentiated silicon, software and subsystem solutions for industrial, datacom and storage applications.

On June 17, 2009, we completed the acquisition of Galazar Networks Inc. (“Galazar”). Galazar, based in Ottawa, Ontario, Canada, is a fabless semiconductor and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks. On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”). Hifn is a provider of network- and storage-security and data reduction products that simplify the way major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium enterprises (“SMEs”), efficiently and securely share, retain, access and protect critical data. See Note 3 “Business Combinations”.

Our fiscal year ends on the Sunday closest to March 31 and our fiscal quarters end on the Sunday closest to the end of the corresponding calendar quarter. The first quarter of fiscal 2010 and fiscal 2009 included 91 days from March 30, 2009 to June 28, 2009 and March 31, 2008 to June 29, 2008, respectively.

Basis of Presentation and Use of Management Estimates – The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 29, 2009 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which we believe are necessary for a fair statement of Exar’s financial position as of June 28, 2009 and our results of operations for the three months ended June 28, 2009 and June 29, 2008, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and should be evaluated for consolidation by reporting entities. If the evaluation results in consolidation, the reporting entity should apply the transition guidance provided by SFAS 166. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009 and for interim and annual reporting periods thereafter. Early adoption is prohibited and SFAS 166 will apply to transfers occurring on or after March 29, 2010. The adoption of SFAS 166 is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative non-governmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles (“GAAP”) for SEC registrants. All existing accounting standards are superseded as described in SFAS 168 and all other accounting literature not included in the Codification is nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company believes that the adoption of SFAS 168 will not have a significant impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes a general standard of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 was adopted on March 30, 2009 with no significant impact on our financial statements. See Note 20 “Subsequent Events” for disclosure relating to SFAS 165.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP FAS 115-2/FAS 124-2”). FSP FAS 115-2/FAS 124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP FAS 115-2/FAS124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP FAS 115-2/FAS 124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. Early adoption was permitted and FSP FAS 115-2/FAS 124-2 was adopted on March 30, 2009 with no significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principle Board (“APB”) Opinion 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments” (“FAS 107”). Additionally, FSP FAS 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009. Early adoption was permitted and FSP FAS 107-1/APB 28-1 was adopted on March 30, 2009 with no significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP FAS 157-4 was effective for periods ending after June 15, 2009. Early adoption is permitted and FSP FAS 157-4 was adopted on March 30, 2009 with no significant impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether participating share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) prior to vesting, should be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 was adopted on March 30, 2009 with no significant impact on our financial position, cash flows or results of operations.

NOTE 3. BUSINESS COMBINATIONS

We periodically evaluate strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and seek to increase our leadership position in the areas in which we operate.

In December 2007, FASB issued SFAS 141R and SFAS 160, an amendment of Accounting Research Bulletin No. 51. SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 were effective beginning in the first quarter of fiscal 2010. Early adoption was not permitted. SFAS 141R and SFAS 160 were adopted on March 30, 2009. Under SFAS 141R an entity shall account for each business combination by applying the acquisition method, which requires (i) identifying the acquirer; (ii) determining the acquisition date; (iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquire at their acquisition date fair value; and (iv) recognizing and measuring goodwill or a gain from a bargain purchase.

In April, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141R. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance of SFAS 5 and FIN 14. FSP FAS 141(R)-1 was effective beginning in our first quarter of fiscal 2010. Early adoption was not permitted and FSP FAS 141(R)-1 was adopted on March 30, 2009.

Goodwill is measured and recorded as the amount by which the consideration transferred, generally at the acquisition date fair value, exceeds the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquire. To the contrary, if the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquire exceeds the consideration transferred, it is considered a bargain purchase and the acquirer shall recognize the resulting gain in earnings on the acquisition date.

Acquisition related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received, with the exception that the costs to issue debt or equity securities shall be recognized in accordance with other applicable GAAP.

Acquisition of Galazar Networks Inc.

On June 17, 2009, we completed the acquisition of Galazar Networks Inc. (“Galazar”). Galazar, based in Ottawa, Ontario, Canada, is a fabless semiconductor and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks.

The acquisition was accounted for in accordance with the acquisition method as defined under SFAS 141R. Accordingly, Galazar’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning June 18, 2009.

Consideration

We expect to pay $4.95 million in cash for Galazar, representing the fair value of total consideration transferred. This amount includes $1.0 million contingent consideration, that for purposes of valuation was assigned a 95% probability or a fair value of $0.95 million. The contingent consideration is expected to be paid within the next six months and is included in the “Other accrued expenses” line item in our condensed consolidated balance sheets.

Acquisition-related costs

Acquisition-related costs, which are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations for the three months ended June 28, 2009, were approximately $574,000.

Purchase Price Allocation

The allocation of the purchase price to Galazar’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under SFAS 141. Subsequent to the acquisition, we recorded severance cost of $134,000 in the first quarter of fiscal 2010.

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The $0.4 million in goodwill resulted primarily from our expected synergies from the integration of Galazar’s technology into our product offerings. Goodwill is not deductible for tax purposes. We have up to twelve months from the closing date of the acquisition to adjust pre-acquisition contingencies, if any.

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed of Galazar on June 17, 2009 are as follows (in thousands):

As of June 17, 2009
Identifiable tangible assets
Cash and cash equivalents	$506
Accounts receivable	120
Inventories	692
Other current assets	97
Property, plant and equipment	223
Other assets	27
Accounts payable and accruals	(93)
Accrued compensation and related benefits	(230)
Long-term obligations and other	(224)

Total identifiable tangible assets, net	1,118
Identifiable intangible assets	3,460

Total identifiable assets, net	4,578
Goodwill	372

Fair value of total consideration transferred	$4,950

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Galazar acquisition, which are being amortized over their estimated useful lives, with a maximum amortization period of six years, on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technologies	$2,100	6.0
Patents/Core technology	400	6.0
In-process research and development	300	6.0
Customer relationships	500	6.0
Order backlog	60	0.3
Tradenames/Trademarks	100	3.0

Total acquired identifiable intangible assets	$3,460

Using SFAS 157 as the framework for measuring fair value, we allocated the purchase price using established valuation techniques.

Inventories – The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.

Property, plant and equipment – The basis used for our analysis is the fair value in continued use, which is considered to be the price expressed in terms of money which a willing and informed buyer would pay, contemplating continued use as part of a going concern of the assets in place for the purpose for which they were designed, engineered, installed, fabricated and erected. The fair value for specialty use assets was established through a cost approach methodology.

Intangible assets – The fair value of existing technology, patents/core technology, in-process research and development (“IPR&D”), customer relationships, order backlog and tradenames/trademarks were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 35%.

Acquired In-Process Research and Development – The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product and to date has incurred approximately $1.3 million in costs. The total research and development expenditures expected to be incurred to complete the project is estimated at $3.1 million, based on project development timeline and resource requirements, and is scheduled for completion by April, 2011.

Acquisition of hi/fn, inc.

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

The acquisition was accounted for in accordance with the acquisition method as defined under SFAS 141R. Accordingly, Hifn’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning April 4, 2009.

Consideration

The following table summarizes the consideration paid for Hifn, representing the fair value of total consideration transferred (in thousands):

April 3, 2009
Cash	$56,825
Equity instruments	2,784

Total consideration paid	$59,609

The $2.8 million estimated fair value for equity instruments represents approximately 429,600 shares of Exar’s common stock, valued at $6.48 per share, the closing price reported on the NASDAQ Global Market on April 3, 2009 (the acquisition date).

Acquisition-related costs

Acquisition-related costs, which are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations for the fiscal year ended March 29, 2009 and the three months ended June 28, 2009, are as follows (in thousands):

	Fiscal Year Ending March 29, 2009	Three months ending June 28, 2009
Acquisition-related costs	$778	$1,518

Purchase Price Allocation

The allocation of the purchase price to Hifn’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under SFAS 141. Subsequent to the acquisition, we recorded $0.3 million in restructuring expenses for the period ended June 28, 2009, relating to severance and a building lease obligation in Los Gatos, California.

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The $2.2 million in goodwill resulted primarily from our expected future product sales synergies from integrating Hifn’s technology with our product offerings. Goodwill is not deductible for tax purposes. We have up to twelve months from the closing date of the acquisition to adjust pre-acquisition contingencies, if any.

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed of Hifn on April 3, 2009 are as follows (in thousands):

As of April 3, 2009
Identifiable tangible assets
Cash, cash equivalents	$16,468
Short-term marketable securities	14,133
Accounts receivable	2,982
Inventories	4,269
Other current assets	1,683
Property, plant and equipment	2,013
Other assets	1,721
Accounts payable and accruals	(586)
Accrued compensation and related benefits	(1,860)
Other current liabilities	(2,963)

Total identifiable tangible assets, net	37,860
Identifiable intangible assets	19,500

Total identifiable assets, net	57,360
Goodwill	2,249

Fair value of total considerations transferred	$59,609

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Hifn acquisition, which are being amortized over their estimated useful lives on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technologies	9,000	5.0
Patents/Core technology	1,500	5.0
In-process research and development	1,600	5.0
Research and development reimbursement contract	4,500	2.0
Customer relationships	1,300	7.0
Order backlog	900	0.5
Tradenames/Trademarks	700	3.0

Total acquired identifiable intangible assets	$19,500

Using SFAS 157 as the framework for measuring fair value, we allocated the purchase price using established valuation techniques.

Inventories – Inventories acquired in connection with the Hifn acquisition were finished goods. The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.

Property, plant and equipment – The basis used for our analysis is the fair value in continued use, which is considered to be the price expressed in terms of money which a willing and informed buyer would pay, contemplating continued use as part of a going concern of the assets in place for the purpose for which they were designed, engineered, installed, fabricated and erected. The fair value for specialty use assets was established through a cost approach methodology.

Intangible assets – The fair value of existing technology, patents/core technology, in-process research and development, government research and development contracts, customer relationships, order backlog and tradenames/trademarks were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 30%.

Acquired In-Process Research and Development – The IPR&D projects underway at Hifn at the acquisition date were in the security processors and flow through product families, each consisting of one project, and to date have incurred approximately $2.6 million and $1.1 million in costs, respectively. The percentage of completion for these projects ranged from 30% to 90% at the acquisition date. The total research and development expenditures expected to be incurred to complete the security processors and flow through projects are $2.1 million and $0.7 million, respectively, based on project development timeline and resource requirements. IPR&D projects for security processors and flow through are scheduled for completion ranging April, 2010 and September, 2009, respectively.

Pro Forma Financial Information for Hifn and Galazar

The following unaudited pro forma financial information is based on the respective historical financial statements of Exar, Hifn and Galazar. The unaudited pro forma financial information reflects the results of operations as if the acquisition of Hifn and Galazar occurred at the beginning of each period and included the amortization of the resulting identifiable acquired intangible assets and the effects of the estimated write-up of Hifn and Galazar inventory to fair value on cost of goods sold. These unaudited pro forma financial information adjustments reflect their related tax effects. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the results of operations for future periods or what actually would have been realized had Exar, Hifn and Galazar been a consolidated entity during the periods presented.

The amounts of Hifn’s and Galazar’s revenue and earnings included in Exar’s condensed consolidated statements of operations for the three months ended June 28, 2009, and the revenue and earnings of the combined entity had the acquisition date been March 31, 2008, are as follows (in thousands except for per share data):

	Revenue (1)	Net Loss (1)	Loss Per Shares Basic and Diluted
Actual included in this quarter
Hifn from 4/4/2009 through 6/28/2009	$5,338	$(6,765)	$(0.16)
Galazar from 6/18/2009 through 6/28/2009	427	(10)	—

Supplement pro forma from 3/30/2009 – 06/28/2009	31,556	(16,876)	(0.39)

Supplement pro forma from 3/31/2008 – 06/29/2008	43,498	(4,664)	(0.11)

(1)	Supplement pro forma information includes Hifn’s and Galazar’s financial results for the periods April 1, 2009 through June 28, 2009 and April 1, 2008 through June 30, 2008, respectively.

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

Level 1	–	Quoted prices in active markets for identical assets or liabilities.

Level 2	–	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our investment assets, measured at fair value on a recurring basis, as of June 28, 2009 are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Money market funds	$29,326	$—	$—	$29,326
U.S. Treasury securities	7,573	—	—	7,573
Asset-backed securities	—	17,428	—	17,428
Mortgage-backed securities	—	44,378	—	44,378
Other fixed income available-for-sale securities	—	120,170	—	120,170

Total financial instruments owned	$36,899	$181,976	$—	$218,875

Our cash, cash equivalents and short-term marketable securities as of June 28, 2009 and March 29, 2009 are as follows (in thousands):

	June 28, 2009	March 29, 2009
Cash and cash equivalents
Cash in financial institutions	$2,593	$1,709

Cash equivalents
Money market funds	29,326	26,332
U.S. government and agency securities	9,996	60,961

Total cash equivalents	39,322	87,293

Total cash and cash equivalents	$41,915	$89,002

Available-for-sale securities
U.S. government and agency securities	$69,218	$104,130
Corporate bonds and commercial paper	48,529	28,188
Asset-backed securities	17,428	8,559
Mortgage-backed securities	44,378	26,464

Total short-term marketable securities	$179,553	$167,341

Our marketable securities include municipal securities, commercial paper, asset and mortgage-backed securities, corporate bonds and government securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities are classified as cash equivalents if the maturity from the date of purchase is ninety days or less and as short-term marketable securities for those with maturities, from the date of purchase, in excess of ninety days which we intend to sell as necessary to meet our liquidity requirements.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each consolidated balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the other income and expense section in the condensed consolidated statement of operations.

Realized gains or losses on the sale of marketable securities are determined on the specific identification method and are reflected in “Interest income and other, net” line item on the condensed consolidated statements of operation. Net realized gains on marketable securities for three months ended June 28, 2009 and June 29, 2008 were $143,000 and $218,000, respectively.

The following table summarizes our investments in marketable securities as of June 28, 2009 and March 29, 2009 (in thousands):

	June 28, 2009
	Amortized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
Money market funds	$29,326	$—	$—	$29,326
Corporate bonds and commercial paper	48,142	449	(62)	48,529
U.S. government and agency securities	77,908	1,334	(28)	79,214
Asset and mortgage-backed securities	61,524	521	(239)	61,806

Total investment	$216,900	$2,304	$(329)	$218,875

	March 29, 2009
	Amortized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
Money market funds	$26,332	$—	$—	$26,332
Corporate bonds and commercial paper	28,169	160	(141)	28,188
U.S. government and agency securities	163,750	1,379	(38)	165,091
Asset and mortgage-backed securities	35,070	317	(364)	35,023

Total investment	$253,321	$1,856	$(543)	$254,634

As of June 28, 2009, asset-backed and mortgage-backed securities, accounted for 8.0% and 20.3%, respectively, of our total investments in marketable securities of $218.9 million. The asset-back securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of June 28, 2009, the net unrealized gain of our asset-backed and mortgage-backed securities totaled approximately $282,000.

We account for our investments in debt and equity instruments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in the “Interest income and other, net” line item in the condensed consolidated statement of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the “Accumulated other comprehensive income” line item in the condensed consolidated balance sheets. As of June 28, 2009, there was approximately $1.2 million of net unrealized gains including tax expense from our level 1 and level 2 investments.

We follow the guidance provided by FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) and FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment”, to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. We regularly review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position and our intention to sell a security. Realized gains and losses and declines in value of our investments judged to be other-than-temporary are reported in the “Impairment charges on investments” line item in the condensed consolidated statements of operations. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of $0.6 million during our fiscal year ended March 29, 2009.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at June 28, 2009 and March 29, 2009 by expected maturity were as follows (in thousands):

	June 28, 2009		March 29, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$101,139	$101,621	$183,724	$183,742
Due in 1 to 5 years	115,761	117,254	69,597	70,892

Total	$216,900	$218,875	$253,321	$254,634

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of June 28, 2009 and March 29, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	June 28, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$10,152	$(56)	$352	$(6)	$10,504	$(62)
U.S. government and agency securities	12,380	(28)	—	—	12,380	(28)
Asset and mortgage-backed securities	15,674	(29)	899	(210)	16,573	(239)

Total	$38,206	$(113)	$1,251	$(216)	$39,457	$(329)

	March 29, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$10,144	$(106)	$3,614	$(35)	$13,758	$(141)
U.S. government and agency securities	62,128	(38)	—	—	62,128	(38)
Asset and mortgage-backed securities	8,913	(50)	887	(314)	9,800	(364)

Total	$81,185	$(194)	$4,501	$(349)	$85,686	$(543)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which we evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit under SFAS 142, we utilize an entity-wide approach to assess goodwill for impairment.

During the first quarter of fiscal 2010, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis. We recorded a goodwill impairment charge totaling $46.2 million and $128.5 million in fiscal years 2009 and 2008, respectively, which reduces the carrying amount to zero prior to the addition of Hifn and Galazar during the first quarter of fiscal 2010.

The changes in the carrying amount of goodwill for the first quarter of fiscal 2010 are as follows (in thousands):

Amount
Balance as of March 29, 2009	$—
Goodwill additions in connection with the Hifn acquisition	2,249
Goodwill additions in connection with the Galazar acquisition	372

Balance as of June 28, 2009	$2,621

Intangible Assets

Our purchased intangible assets at June 28, 2009 and March 29, 2009 are as follows (in thousands):

	June 28, 2009			March 29, 2009
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$27,970	$(11,870)	$16,100	$16,870	$(10,798)	$6,072
Patents/Core technology	3,592	(1,295)	2,297	1,692	(1,189)	503
In-process research and development	1,900	—	1,900	—	—	—
Research and development reimbursement	4,500	(516)	3,984	—	—	—
Customer backlog	1,300	(756)	544	340	(340)	—
Distributor relationships	1,264	(842)	422	1,264	(817)	447
Customer relationships	2,570	(518)	2,052	770	(460)	310
Tradenames/Trademarks	977	(209)	768	177	(150)	27

Total	$44,073	$(16,006)	$28,067	$21,113	$(13,754)	$7,359

Our long-lived assets include land, buildings, equipment, furniture and fixtures and other intangible assets. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge equal to the excess of the carrying value over the asset’s fair value.

As of June 28, 2009 there were no indicators that required us to perform an intangible assets impairment review and therefore we did not record an impairment charge during the first quarter of fiscal 2010. We recorded a long-lived assets impairment charge totaling $13.5 million and $36.7 million in fiscal years 2009 and 2008, respectively.

The aggregate amortization expenses for our purchased intangible assets for periods presented below are as follows:

		Three Months Ended
	Weighted Average Lives	June 28, 2009	June 29, 2008
	(in months)	(in thousands)
Existing technology	67	$1,072	$1,300
Patents/Core technology	60	106	135
Research and development reimbursement contracts	24	516	—
Customer backlog	6	416	—
Distributor relationships	72	25	92
Customer relationships	83	58	53
Tradenames/Trademarks	36	59	17

Total		$2,252	$1,597

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2010 (9 months ended)	$6,725
2011	7,854
2012	4,437
2013	4,008
2014	3,497
2015 and thereafter	1,546

Total estimated amortization	$28,067

NOTE 6. LONG-TERM INVESTMENTS

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invest primarily in private companies in the telecommunications and/or networking industry. We account for this non-marketable equity investment under the cost method. In accordance with FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” we periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

Our investment in TechFarm Ventures L.P. (Q), L.P. (“TechFarm Fund”), to which we contributed $4.0 million in capital since we became a limited partner in May 2001, had a carrying amount of zero as of March 29, 2009, reflecting the net of the capital contribution and the accumulative impairment charges. We have never received any capital distribution from the fund.

As of June 28, 2009 and March 29, 2009, our long-term investments balance, which is included in “Other non-current assets” line item on the condensed consolidated balance sheet were as follows (in thousands):

Long-term investments	June 28, 2009	March 29, 2009
Skypoint Fund	$1,604	$1,660

We have made approximately $4.5 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. Our total capital commitment is $5.0 million. We contributed $15,000 to the fund during the first quarter of fiscal 2010. As of June 28, 2009, we have a remaining obligation of approximately $0.5 million to the fund upon its request.

The approximate carrying amount of $1.6 million reflects the net of the capital contribution, accumulative impairment charges and capital distributions. We did not receive any distribution during the first quarter of either fiscal 2010 or fiscal 2009.

Impairment

In the first quarter of fiscal 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $72,000.

NOTE 7. RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.7 million shares, or approximately 18%, of our outstanding common stock as of June 28, 2009. As such, Alonim is our largest stockholder.

Our sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 25% and 37% of our total net sales for the three months ended June 28, 2009 and June 29, 2008, respectively.

We reimbursed Future for approximately $11,000 and $9,000 of expenses for marketing promotional materials for the three months ended June 28, 2009 and June 29, 2008, respectively.

NOTE 8. RESTRUCTURING

As part of the Hifn acquisition we assumed a lease obligation for the Hifn facility located in Los Gatos, California, which expires in September, 2009. As of June 28, 2009 the remaining lease obligation of approximately $202,000 was expensed in the first quarter of fiscal 2010. Severance expense incurred in the first quarter of fiscal 2010 was approximately $100,000. We expect to accrue an additional $67,000 in the second quarter of fiscal 2010 with all amounts being paid in such period.

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

Our restructuring liabilities were included in the “Other accrued expenses” line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the first quarter of fiscal 2009 are summarized as follows (in thousands):

	Facility Costs	Severance Costs	Total Restructuring Liability
Balance at March 29, 2009	$375	$8	$383
Payments	(33)	(8)	(41)
Additional accruals	202	—	202

Balance June 28, 2009	$544	$—	$544

Of the $544,000 remaining facility related balance, $202,000 is expected to be paid during the second quarter of fiscal 2010, while the remaining balance of approximately $342,000 is expected to be paid during the remaining term of the lease contract which extends through 2012. The severance related balance of approximately $8,000 was paid during the first quarter of fiscal 2010.

NOTE 9. INVENTORIES

As of June 28, 2009 and March 29, 2009, our inventories consisted of the following (in thousands):

	June 28, 2009	March 29, 2009
Work-in-process	$7,821	$9,175
Finished goods	7,763	6,503

Total Inventories	$15,584	$15,678

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

As of June 28, 2009 and March 29, 2009, our property, plant and equipment consisted of the following (in thousands):

	June 28, 2009	March 29, 2009
Land	$11,960	$11,960
Building and leasehold improvements	23,449	22,641
Machinery and equipment	44,118	40,971
Software and licenses	30,600	28,704

Property, plant and equipment, total	110,127	104,276
Accumulated depreciation and amortization	(66,785)	(61,727)

Property, plant and equipment, net	$43,342	$42,549

NOTE 11. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock were exercised for common stock, and the common stock underlying restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were issued by using the treasury stock method.

A summary of our loss per share for the first quarter of fiscal 2010 and fiscal 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 28, 2009	June 29, 2008
Net loss	$(12,875)	$(2,461)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	43,314	42,973
Dilutive effect of stock options and restricted stock units	—	—

Shares used in computation of diluted loss per share	$43,314	$42,973

Loss per share - basic and diluted	$(0.30)	$(0.06)

For the first quarter of fiscal 2010, as we incurred a net loss, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Approximately 243,000 shares of the underlying options and RSUs were excluded from our loss per share calculation under the treasury method for the first quarter of fiscal 2010. Had we had income for the period, our diluted shares would have increased by the aforementioned amounts.

For the first quarter of fiscal 2010, options to purchase approximately 3.9 million shares of common stock, at exercise prices ranging from $5.44 to $86.10, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 280,000 shares of common stock with an exercise price of $9.63 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Unvested RSUs corresponding to approximately 63,000 shares of our common stock with a grant date fair value of $6.45 were outstanding at June 28, 2009 and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

Our application of the treasury stock method includes assumed cash proceeds from option exercises, the average unamortized stock-based compensation expense for the period, and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

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

During the first quarter of fiscal 2010, we did not repurchase any shares under the 2007 SRP. During the first quarter of fiscal 2009, we repurchased a total of 1.5 million shares of our common stock at an aggregate cost of $12.9 million under the 2007 SRP.

As of June 28, 2009, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date.

NOTE 13. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory under FAS 123R.

We are authorized to issue 4.5 million shares of common stock under our ESPP. There were approximately 1,593,067 shares of common stock reserved for future issuance under our ESPP at June 28, 2009.

In the three months ended June 28, 2009, we issued approximately 14,630 shares of our common stock at a weighted average price of $5.87 to the participating employees under our ESPP.

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

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of the combined company hired after that acquisition. At June 28, 2009, there were approximately 2.9 million shares available for future grant under all our equity incentive plans.

As of June 28, 2009 and March 29, 2009, there were options to purchase approximately 5.0 million and 3.4 million shares of our common stock outstanding under all stock option plans, respectively.

Stock Option Activities

Our stock option transactions during the first quarter of fiscal 2010 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at March 29, 2009	3,406,091	$9.48	5.37	$128,514
Options granted	1,732,400	6.51
Options exercised	(11,935)	5.59
Options cancelled	(11,417)	12.41
Options forfeited	(125,650)	12.13

Balance at June 28, 2009	4,989,489	$8.38	5.67	$2,079,525

Vested and expected to vest, June 28, 2009	4,402,791	$8.51	5.58	$1,806,630

Vested and exercisable, June 28, 2009	1,297,852	$11.21	3.77	$274,809

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $7.36 and $6.17 as of June 28, 2009 and March 29, 2009, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

The total number of in-the-money options vested and exercisable was 0.2 million as of each of June 28, 2009 and March 29, 2009, respectively.

Total unrecognized stock-based compensation cost was $8.4 million at June 28, 2009, which is expected to be recognized over a weighted average period of 3.33 years.

RSUs

Our RSU transactions during the three months ended June 28, 2009 are summarized as follows:

	Shares	Weighted Average Grand-Date Fair Market Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested at March 29, 2009	730,237	$8.36	1.14	$4,505,562
Granted	78,884	6.33
Issued and released	(40,771)	6.47
Cancelled	(24,841)	11.99

Unvested at June 28, 2009	743,509	$8.02	1.04	$5,472,226

Vested and expected to vest at June 28, 2009	650,365	$7.79	1.01	$4,786,687

The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.

For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, was recognized on a straight-line basis over the vesting period.

At June 28, 2009, there were RSUs corresponding to approximately 743,509 shares of our common stock outstanding with an unrecognized stock-based compensation cost of approximately $1.9 million to be recognized as compensation expense over a weighted average period of 1.04 years.

At June 29, 2008, there were approximately 197,000 RSUs outstanding with an unrecognized stock-based compensation cost of approximately $1.9 million to be recognized as compensation expense over a weighted average period of 1.81 years.

Stock-Based Compensation Expenses

The following table summarized stock-based compensation expense related to stock options, RSUs under FAS 123R for the first quarter of fiscal 2010 and fiscal 2009 (in thousands):

	Three Months Ended
	June 28, 2009	June 29, 2008
Cost of sales	$116	$192
Research and development	486	358
Selling, general and administrative	707	809

Total Stock-based compensation expense	$1,309	$1,359

At June 28, 2009, there was an immaterial amount of total unamortized stock based compensation cost capitalized in inventory. There was no stock-based compensation cost capitalized in inventory at the end of the first quarter of fiscal 2008. Stock-based compensation expense for the three months ended June 28, 2009, includes approximately $148,000 of incremental stock-based compensation expense, associated with RSU awards covering an aggregate of 344,020 shares of our common stock issued in exchange for the options surrendered pursuant to the October 23, 2008 option exchange program.

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended
	June 28, 2009	June 29, 2008
Expected term of options (years)	4.7 – 4.9	4.6 – 4.8
Risk-free interest rate	2.1 – 2.2%	3.1 – 3.2%
Expected volatility	38%	31 – 32%
Expected dividend yield	—	—
Weighted average estimated fair value	$2.31	$2.73

NOTE 14. COMPREHENSIVE INCOME (LOSS)

Our comprehensive loss for the periods indicated below was as follows (in thousands):

	Three Months Ended
	June 28, 2009	June 29, 2008
Net loss	$(12,875)	$(2,461)
Other comprehensive loss:
Change in unrealized income (loss), on marketable securities, net of tax	413	(1,226)

Total other comprehensive income (loss)	$413	$(1,226)

Comprehensive loss	(12,462)	(3,687)

NOTE 15. LEASE FINANCING OBLIGATION

In connection with the Sipex acquisition, we assumed a lease financing obligation related to our Hillview facility located in Milpitas, California (the “Hillview Facility”). The lease term expires in March 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheet. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on our condensed consolidated balance sheet. The effective interest rate is 8.2%. Depreciation for the Hillview Facility was recorded over the straight-line method for the remaining useful life and was $88,000 for the three months ended on each of June 28, 2009 and June 29, 2008, respectively.

At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle by returning the Hillview Facility to the lessor.

We sublet the Hillview Facility in April 2008. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.4 million for the duration of the sublease term. The sublease income for the first quarter of each of fiscal 2010 and fiscal 2009 was $353,000 and $294,000, respectively, and was recorded in the “Interest income and other, net” line item in our condensed consolidated statements of operations.

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license and $3.7 million of design tools in November 2008 under a three-year license, which were accounted for as capital leases and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tool obligations were included in the “Long-term lease financing obligations” line item in our condensed consolidated balance sheets. The effective interest rates for the design tools are 7.25% for the four-year tools and 4.0% for the three-year tools based upon prevailing interest rates at the time of the respective acquisitions. Amortization on the design tools is recorded using the straight-line method over the remaining useful life and was $536,000 and $322,000 in the first quarter of each of fiscal 2010 and fiscal 2009, respectively.

Future minimum lease payments for the lease financing obligations as of June 28, 2009 are as follows (in thousands):

Fiscal Years	Hillview Facility	Design Tools	Total	Expected Sublease Income
2010 (9 months ended)	$1,061	$2,308	$3,369	$1,059
2011	13,624	2,670	16,294	1,412
2012	—	1,087	1,087	—

Total minimum lease payments	14,685	6,065	20,750	2,471
Less: amount representing interest	(1,807)	(630)	(2,437)
Less: amount representing maintenance	—	(618)	(618)

Present value of minimum lease payments	12,878	4,817	17,695	2,471
Less: current portion of lease financing obligation	(380)	(2,098)	(2,478)	—

Long-term lease financing obligation	$12,498	$2,719	$15,217	$2,471

For the first quarter of fiscal 2010, interest expense totaled approximately $266,000 and $58,000 for the Hillview Facility lease financing obligation and design tools, respectively. For the first quarter of fiscal 2009, interest expense totaled approximately $272,000 and $44,000 for the Hillview Facility lease financing obligation and design tools, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. Although the area and extent of the contamination appear to have been defined, the source of the contamination has not been identified. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down during its two-year plume stability evaluation. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate a treatment program and pursue a no further action order for the site. As such, we accrued an additional $58,000, increasing our liability to $250,000. This accrual includes approximately $200,000 for various remediation options under consideration and $50,000 for future annual monitoring. As of June 28, 2009 the remaining liability was $204,000, net of payments of $46,000, during the first quarter of fiscal 2010.

Sipex, which we acquired in August 2007, had entered into a definitive Master Agreement with Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China. Silan is a China-based semiconductor foundry. This transaction was related to the closing of Sipex wafer fabrication operations located in Milpitas, California. Under this agreement, Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for five years beginning February 2006. There were open purchase orders for approximately $1.0 million outstanding as of June 28, 2009.

Generally, we warrant all of our products against defects in materials and workmanship for a period ranging from ninety days to two years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of June 28, 2009 was immaterial.

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

Ericsson Wireless Communications, Inc. and Vicor Corporation

On November 16, 2004, Ericsson Wireless Communications, Inc. (now known as Ericsson Inc.) (“Ericsson”) initiated a lawsuit against us and our former customer, Vicor Corporation, in San Diego County Superior Court. Ericsson alleged that Vicor had sold it products that contained defects, including defects in the integrated circuits derived from the untested, semi-custom wafers we sold to Vicor. Ericsson sought monetary damages and unspecified injunctive relief. On April 5, 2005, Vicor Corporation (“Vicor”) filed a cross-complaint against us in San Diego County Superior Court asserting various contract, tort, and indemnity claims. Only the indemnity claims survived the pleading stage. In those claims, Vicor alleged, among other things, that we were responsible for the alleged defect in the products sold to Ericsson and that any damages awarded to Ericsson should be born solely by us. Ultimately, we settled the case with Ericsson and the claims against us were dismissed with prejudice. In addition, we obtained a finding from the trial court that the settlement with Ericsson was in good faith. The result of the good faith finding was that final judgment was entered in our favor on Vicor’s indemnity claims, a judgment which has been finally affirmed on appeal.

On March 4, 2005, we filed a complaint in Santa Clara County Superior Court against Vicor. In the complaint, we sought a declaration regarding the respective rights and obligations, including warranty and indemnity rights and obligations, under the written contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, we sought a declaration that we were not responsible for any damages that Vicor must pay to Ericsson or any other customer of Vicor arising from claims that Vicor sold allegedly defective products. On March 17, 2005, Vicor filed a cross-complaint against us (and the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor). In the cross-complaint, Vicor asserted that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson or other Vicor customers resulting from Vicor’s sale of allegedly defective products. Following a motion to dismiss, Vicor filed an amended cross-complaint on August 1, 2005 asserting only a request for a declaration that we were obligated to indemnify Vicor for any damages resulting from claims brought against Vicor by its customers. We answered Vicor’s amended cross-complaint on September 2, 2005. The Santa Clara action was transferred to San Diego for coordination with the Ericsson San Diego County action on August 18, 2006. No trial date has been set.

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

The Appeal briefing was completed during the summer of 2006. On December 12, 2006, the Massachusetts Appeals Court heard arguments in DiPietro v. Sipex and, on May 14, 2007, the Appeals Court issued its decision reversing the Middlesex Superior Court’s grant of summary judgment and remanding the case for further proceedings. Sipex filed a petition for rehearing and an application for further appellate review. After briefing by the parties, the Massachusetts Appeals Court amended its decision to clarify issues addressed in Sipex’s petition for rehearing.On October 31, 2007, Sipex’s application for further appellate review was denied.

The case was remanded to Middlesex Superior Court for further proceedings. Sipex serve its motion for leave to file renewed motions for summary judgment on August 11, 2008, and Mr. DiPietro served his opposition on August 21, 2008. On October 14, 2008, the Court heard arguments on Sipex’s motion for leave to file renewed motions for summary judgment. The Court denied Sipex’s motion on October 16, 2008. A pre-trial conference was held on February 3, 2009. At that time, opposing counsel requested a continuance due to a family emergency, and the trial was rescheduled for April 27, 2009. After a further continuance, the trial was scheduled for July 27, 2009. Before the trial commenced, the parties were able to negotiate a settlement agreement. The particular terms of the agreement have been negotiated and the parties are awaiting execution of the final settlement agreement. A joint stipulation of dismissal of this action will be filed on or after August 11, 2009.

NOTE 18. INCOME TAX

During the first quarter of each of fiscal 2010 and fiscal 2009, we recorded an income tax benefit of approximately $0.3 million and $0.1 million, respectively. The increase in income tax benefit was primarily due to benefits recorded during the first quarter of fiscal 2010 for net operating losses and tax refunds.

Our unrecognized tax benefits increased by $3.3 million to $13.0 million during the first quarter of fiscal 2010 primarily as a result of the acquisition of Hifn during the quarter. If recognized, $9.4 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $0.3 million at the end of the first quarter of each of fiscal 2010 and fiscal 2009, respectively.

Our only major tax jurisdictions are the United States and various U.S. states. The fiscal years 1998 through 2009 remain open and subject to examinations by the appropriate governmental agencies in the U.S., with fiscal years 2001 through 2009 open to audits in certain of our state jurisdictions.

NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment. We design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including power management, interface and datacom. The nature of our products and production processes and the type of customers and distribution methods are consistent among all of our products.

Our net sales by product line are summarized as follows (in thousands):

	Three Months Ended
	June 28, 2009	June 29, 2008
Datacom	$12,983	$6,896
Interface	13,022	18,526
Power management	4,857	6,789

Total net sales	$30,862	$32,211

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic area represent sales to unaffiliated customers.

Our net sales by geographic area are summarized as follows (in thousands):

	Three Months Ended
	June 28, 2009	June 29, 2008
United States	$7,184	$7,241
China	11,264	8,288
Singapore	3,030	3,885
Japan	1,969	3,078
Italy	1,073	1,223
Europe (excludes Italy)	3,811	5,904
Rest of world	2,531	2,592

Total net sales	$30,862	$32,211

Substantially all of our long-lived assets at each of June 28, 2009 and March 29, 2009 were located in the United States.

NOTE 20. SUBSEQUENT EVENTS

Management evaluated all subsequent events and some nonrecognized subsequent events through August 7, 2009, the date the financial statements were issued, and concluded that no subsequent event or nonrecognized subsequent event required disclosure pursuant to SFAS 165.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A. Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) our revenue growth, (2) our future gross profits, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the weak global economic and financial market conditions, and (12) anticipated results in connection with the acquisition of hi/fn, inc. (“Hifn”) and Galazar Networks Inc. (“Galazar”). Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the fiscal year ended March 29, 2009 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three months ended June 28, 2009 are not necessarily indicative of results to be expected for any future period.

BUSINESS OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing of and sells highly differentiated silicon, software and subsystem solutions for industrial, datacom and storage applications. We use our extensive knowledge of end-user markets along with our underlying analog, mixed signal and digital technology to provide customers with innovative solutions designed to meet the needs of the evolving connected world. Our product portfolio includes power management and interface components, datacom products, storage optimization solutions, network security and applied service processors. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced mixed signal silicon integration.

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

Our international sales consist of sales that are denominated in U.S. dollars. Our international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in U.S. dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject us to tariffs, our gross profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Part II, Item 1A. Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

Our fiscal year ends on the Sunday closest to March 31 and our fiscal quarters end on the Sunday closest to the end of the corresponding calendar quarter. The first quarter of each of fiscal 2010 and fiscal 2009 included 91 days from March 30, 2009 to June 28, 2009 and March 31, 2008 to June 29, 2008, respectively.

Business Outlook

As we enter our fiscal year 2010, the economy is still in a recession and our visibility to a recovery in our industry, to end customer demand, and to our business is limited. Net sales for the first quarter of fiscal 2010 increased $7.0 million or 29% when compared to the immediate preceding quarter. Included in the first quarter of 2010 net sales is $5.8 million of sales from our newly acquired companies, hi/fn, inc. (“Hifn”) and Galazar Networks Inc. (“Galazar”). Excluding net sales from these acquired companies, net sales would have increased $1.2 million or 5% from the immediate preceding quarter.

Business Combinations

On June 17, 2009, we completed the acquisition of Galazar for $4.95 million in cash. Galazar, based in Ottawa, Canada, is a fabless semiconductor and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks.

On April 3, 2009, we completed the acquisition of Hifn, a fabless semiconductor company that was founded in 1996, spun off from Stac, Inc. in 1999 and traded on the NASDAQ under the symbol “HIFN” since 1999, for a total consideration of $59.6 million, which consist of approximately 429,600 shares of Exar’s common stock with an estimated fair value of $2.8 million and $56.8 million in cash. The acquisition of Hifn expands and complements our product offerings in the enterprise storage, networking and telecom markets where we have had a significant base of business for more than 10 years. The Hifn technology adds world class compression and data deduplication products used in storage applications to optimize data and speed up data backup and retrieval. Hifn has also been a leading provider in security acceleration technology by providing encryption and compression products to the leading networking and telecom system manufacturers. The Hifn products complement the existing Exar connectivity solutions and provide us with a more significant product offering to our customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; (6) long-lived assets; and (7) valuation of business combinations. Although we believe that of our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. With the exception of our goodwill and long-lived asset policies discussed below, a further discussion of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

RESULTS OF OPERATIONS

We acquired Hifn on April 3, 2009 and Galazar on June 17, 2009 and consequently, our results of operations in the first quarter of fiscal 2010 include the results of those entities for 12 weeks and 10 days, respectively.

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands):

	Three Months Ended
	June 28, 2009		June 29, 2008		Change
Net Sales:
Datacom	$12,983	42%	$6,896	21%	88%
Interface	13,022	42%	18,526	58%	(30)%
Power management	4,857	16%	6,789	21%	(28)%

Total	$30,862	100%	$32,211	100%

Datacom

Datacom products include network access, transmission and storage products, as well as encryption, data reduction and packet processing products from the Hifn acquisition and network transport products from the Galazar acquisition.

Net sales of datacom products for the first quarter of fiscal 2010 increased $6.1 million as compared to the same period a year ago and included $5.8 million of additional sales from Hifn and Galazar products. Net of this effect, net sales of network access, transmission and storage products for the first quarter of fiscal 2010 increased $0.3 million, primarily due to increased volume of our SONET products and price erosion on a SONET product.

Interface

Interface products include Universal Asynchronous Receiver/Transmitter (“UART”) and serial transceiver products.

Net sales of interface products for the first quarter of fiscal 2010 decreased $5.5 million as compared to the same period a year ago, primarily due to decreased volume of UARTs and serial transceiver sales and price erosion on a limited number of both UART and serial transceiver products.

Power Management

Power management products include DC-DC regulators and LED drivers.

Net sales of power management products for the first quarter of fiscal 2010 decreased $1.9 million as compared to the same period a year ago primarily due to decreased volumes and price erosion on a limited number of power management products.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands):

	Three Months Ended
	June 28, 2009		June 29, 2008		Change
Net Sales:
Sell-through distributors	$15,297	50%	$19,348	60%	(21)%
Direct and others	15,565	50%	12,863	40%	21%

Total	$30,862	100%	$32,211	100%

Net sales to our distributors for which we recognize revenue on the sell-through method, for the first quarter of fiscal 2010, included $0.3 million in sales of Hifn and Galazar products. Net sales to direct customers and other distributors for the first quarter of fiscal 2010 included $5.5 million in sales of Hifn and Galazar products.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands):

	Three Months Ended
	June 28, 2009		June 29, 2008		Change
Net Sales:
Americas	$7,316	24%	$7,792	24%	(6)%
Asia	18,662	60%	17,292	54%	8%
Europe	4,884	16%	7,127	22%	(31)%

Total	$30,862	100%	$32,211	100%

Net sales in the Americas, Asia and Europe, for the first quarter of fiscal 2010, included $2.2 million, $3.0 million and $0.6 million, respectively, of sales of Hifn and Galazar products.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands):

	Three Months Ended
	June 28, 2009		June 29, 2008		Change
Net sales	$30,862		$32,211
Cost of sales:
Cost of sales	14,890	48%	16,786	52%	(11)%
Fair value adjustment of acquired inventories	1,787	6%	—	—%	100%
Amortization of acquired intangible assets	1,340	4%	955	3%	40%

Gross profit	$12,845	42%	$14,470	45%	(11)%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets; and

•	the provision for excess and obsolete inventory.

The decrease in gross profit, as a percentage of net sales, for the first quarter of fiscal 2010, was primarily due to the amortization of the fair value of inventories acquired from Hifn and Galazar, increased amortization of intangible assets established with the purchase of Hifn and Galazar, and manufacturing inefficiencies associated with shipping lower product volume as compared to the prior year, partially offset by higher margins on Hifn and Galazar products, improved margins on serial transceiver and power management products and a lower provision for excess and obsolete inventory.

Other Costs and Expenses

	Three Months Ended				Change
	June 28, 2009		June 29, 2008
Net Sales	$30,862		$32,211

Research and development expense:
Research and development – base	10,663	35%	7,471	23%	43%
Stock-based compensation	486	2	358	1	36
Amortization expense – acquired intangibles	588	2	263	1	124
Acquisition related costs	557	2	—	—	100

Total research and development expense	$12,294	40%	$8,092	25%	52%

Selling, general and administrative expense:
Selling, general and administrative – base	10,337	33%	9,788	30%	6%
Stock-based compensation	707	2	809	3	(13)
Amortization expense – acquired intangibles	142	—	162	1	(12)
Acquisition related costs	3,926	13	542	2	624

Total selling, general and administrative expense	$15,112	49%	11,301	35%	34%

Research and Development (“R&D”)

Our R&D costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, test hardware, engineering supplies and services, and use of in-house test equipment;

•	amortization of purchased intangible assets; and

•	facilities expenses.

The $3.2 million increase in base R&D expenses for the first quarter of fiscal 2010 as compared to the same period a year ago was primarily a result of incremental labor-related expenses, EDA software amortization and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn and, to a lesser extent, Galazar.

Stock-based compensation expense recorded in R&D expenses was $0.5 million for the first quarter of fiscal 2010 as compared to $0.4 million for the same period a year ago. We expect stock-based compensation expense to increase primarily as a result of new stock option and restricted stock unit (“RSU”) grants made in connection with the Hifn and Galazar acquisitions.

The growth in amortization expense – acquired intangibles relates to the amortization of a R&D reimbursement contract associated with the Hifn acquisition. Acquisition related costs in the first quarter of fiscal 2010 are primarily associated with the accelerated depreciation relating to shortened remaining lives of equipment of $0.5 million acquired from Hifn and employee severance costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets; and

•	facilities expenses.

The $0.5 million increase in base SG&A expenses for the first quarter of fiscal 2010 as compared to the same period a year ago, was primarily a result of incremental labor-related expenses and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn, and to a lesser extent, Galazar. These increases were partially offset by decreased property taxes, consulting and insurance premiums.

Stock-based compensation expense recorded in SG&A expenses was $0.7 million for the first quarter of fiscal 2010 as compared to $0.8 million for the same period a year ago. We expect stock-based compensation expense to increase primarily as a result of new stock option and RSU grants made in connection with the Hifn and Galazar acquisitions.

Acquisition related costs in the first quarter of fiscal 2010 are primarily associated with $2.1 million in investment banker, printing, legal and other professional fees that are now recorded as expenses under SFAS141(R) and the accelerated depreciation relating to shortened remaining lives of equipment of $0.7 million acquired from Hifn and employee severance of $0.6 million, and building exit and moving costs of $0.3 million related to the Hifn Los Gatos facility.

Other Income and Expenses

	Three Months Ended				Change
	June 28, 2009		June 29, 2008
Net Sales	$30,862		$32,211
Interest income and other, net	1,754	6%	2,670	8%	(34)%
Interest expense	(324)	(1)%	(331)	(1)%	(2)%
Impairment charges on investments	(72)	—%	—	—%	100%

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	gains or losses on the sale or disposal of equipment.

The decrease in interest income and other, net during the first quarter of fiscal 2010 as compared to the same period a year ago was primarily attributable to a decrease in interest income as a result of lower invested cash balances (we repurchased 1.6 million shares of our common stock for $13.4 million during fiscal 2009), lower yield of the investments and increased investment management fees as we transitioned the internally managed portion of our portfolio to our professional money managers. Cash and short-term investments balances decreased $34.9 million during the first quarter of fiscal 2010 primarily due to the cash consideration paid to acquire Hifn and Galazar, partially offset by cash acquired from Hifn and Galazar.

Our Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet to a subtenant in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.4 million. The sublease also requires the subtenant to pay certain operating costs associated with subleasing the facility. The sublease income for the first quarter of fiscal 2010 was approximately $353,000. (See “Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 15 – Lease Financing Obligation.”)

Interest Expense

In fiscal year 2008, in connection with the acquisition of Sipex, we assumed a lease financing obligation related to the Hillview Facility. We have accounted for this sale and leaseback transaction as a financing transaction which is included in the “Long-term lease financing obligation” line item on our condensed consolidated balance sheet. The effective interest rate is 8.2%.

We have acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license and $3.7 million of design tools in November 2008 under a three-year license, which were accounted for as capital leases and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tool obligations were included in the “Long-term lease financing obligations” line on our condensed consolidated balance sheets. The effective interest rates for the design tools are 7.25% for the four-year tools and 4.0% for the three-year tools.

Interest expense for the Hillview Facility lease financing and the design tools lease obligations was $324,000 and $316,000 for the first quarter of fiscal 2010 and fiscal 2009, respectively.

Impairment Charges on Investments

We follow the guidance provided by FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) and FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment”, to assess whether our investments with unrealized loss positions are other-than-temporarily impaired. We regularly review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position and our intention to sell a security. Realized gains and losses and declines in value of our investments, both marketable and non-marketable, judged to be other-than-temporary are reported in the “Impairment charges on investments, net of realized gain” line item in the condensed consolidated statements of operations.

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

Skypoint Fund

In the first quarter of fiscal 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $72,000.

Provision (Benefit) for Income Taxes

During the first quarter of each of fiscal 2010 and fiscal 2009, we recorded an income tax benefit of approximately $0.3 million and $0.1 million, respectively. The increase in income tax benefit was primarily due to benefits recorded during the first quarter of fiscal 2010 for net operating losses and tax refunds.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	June 28, 2009	June 29, 2008
	(dollars in thousands)
Cash and cash equivalents	$41,915	$139,986
Short-term investments	179,553	118,565

Total cash, cash equivalents, and short-term investments	$221,468	$258,551

Percentage of total assets	66%	63%

Net cash (used in) provided by operating activities	$(4,455)	$3,729
Net cash (used in) provided by investing activities	(42,387)	25,957
Net cash used in financing activities	(245)	(11,716)

Net decrease in cash and cash equivalents	$(47,087)	$(17,970)

Our net loss was approximately $12.9 million for the first quarter of fiscal 2010. After adjustments for non-cash items and changes in working capital, we used $4.5 million of cash through operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $5.6 million;

•	Stock-based compensation expense of $1.3 million;

•	Provision for sales returns and allowances of $2.2 million; and

•	Fair value adjustments of acquired inventories included in cost of sales of $1.8 million.

Working capital changes included:

•	a $4.2 million increase in accounts receivable primarily due to higher level of shipments towards the end of the quarter;

•	a $5.1 million decrease in inventory primarily as a result of increased shipments and a reduction in material and assembly purchases; and

•	a $1.5 million decrease in accrued compensation and related benefits primarily due to the decrease in the number of days accrued for payroll and benefits.

In the first quarter of fiscal 2010, net cash provided by investing activities reflects net sales and maturities of short-term marketable securities of $2.5 million partially offset by $1.5 million in purchases of property, plant and equipment and intellectual property.

As previously discussed, Exar acquired Hifn and Galazar on April 3, 2009 and June 17, 2009, respectively. Cash used in these acquisitions, net of cash acquired, was $40.3 million and $3.1 million, respectively.

We acquire outstanding common stock in the open market from time to time to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. We may continue to utilize our stock purchase program described below, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the first quarter of fiscal 2010, we did not repurchase any of our common stock under the 2007 SRP. As of June 28, 2009, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million with no termination date.

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

The following table summarizes our investments in marketable securities (in thousands):

	June 28, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$29,326	$—	$—	$29,326
Corporate bonds and commercial paper	48,142	449	(62)	48,529
U.S. government and agency securities	77,908	1,334	(28)	79,214
Asset and mortgage-backed securities	61,524	521	(239)	61,806

Total investment	$216,900	$2,304	$(329)	$218,875

	March 29, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$26,332	$—	$—	$26,332
Corporate bonds and commercial paper	28,169	160	(141)	28,188
U.S. government and agency securities	163,750	1,379	(38)	165,091
Asset and mortgage-backed securities	35,070	317	(364)	35,023

Total investment	$253,321	$1,856	$(543)	$254,634

As of June 28, 2009, our fixed income investment securities included asset-backed and mortgage-backed securities, accounted for 8% and 20%, respectively, of our total investments. The asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from the Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Report, we have sufficient liquidity and do not intend to sell these securities nor realize any significant losses in the short term. As of June 28, 2009, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $282,000.

We believe that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, thus having a material adverse effect on our financial condition or results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments complementary to our design expertise and market strategy, which may include investments in wafer fabrication foundries. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. There can be no assurance that additional financing could be obtained on terms acceptable to us or at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 2 – Recent Accounting Pronouncements.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 28, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

SUBSEQUENT EVENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 20 – Subsequent Events.”

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at June 28, 2009 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitment (1)	$7,012	$7,012	$—	$—	$—
Long-term lease financing obligation (2)	8,581	4,095	4,486	—	—
Lease obligations (3)	2,389	1,554	835	—	—
Long-term investment commitments (Skypoint Fund) (4)	495	495	—	—	—
Remediation commitment (5)	204	154	10	40	—

Total	$18,681	$13,310	$5,331	$40	$—

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $1.1 million at June 30, 2009 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.
(2)	Lease payments (excluding $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties L.P. on March 9, 2006, as amended on August 25, 2007). It also includes a $6.1 million licensing agreement related to engineering design software.
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner.
(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At June 28, 2009, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $218.9 million as of June 28, 2009 and $254.6 million as of March 29, 2009. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of June 28, 2009, the increase or decline in the fair value of the portfolio would not be material. At June 28, 2009, the difference between the fair market value and the underlying cost of the investments portfolio was a net unrealized gain of $2.0 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 28, 2009, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $179.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Quarterly Report on Form 10-Q. This Evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (the “CEO”), as principal executive officer, and Chief Financial Officer (the “CFO”), as principal financial officer.

Attached as Exhibits 31.1 and 31.2 of this Quarterly Report on Form 10-Q are the certifications of the CEO and the CFO, respectively, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Quarterly Report on Form 10-Q provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of June 28, 2009.

Inherent Limitations on the Effectiveness of Disclosure Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

Changes in Internal Control over Financial Reporting

We have recently completed our acquisitions of hi/fn, inc. (“Hifn”) on April 3, 2009 and Galazar Networks Inc. (“Galazar”) on June 17, 2009. We are currently in the process of integrating Exar’s, Hifn’s and Galazar’s internal controls and procedures, and therefore, have excluded those controls and procedures in Hifn and Galazar from our assessment of internal controls as of June 28, 2009. At this time, we anticipate that the fiscal year 2010 management report, under Section 404 of the Sarbanes-Oxley act 2002, will include Hifn and Galazar.

Other than described above, there has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure in “Notes to Condensed Consolidated Financial Statements, Note 17 – Legal Proceedings” contained in “Part I, Item 1. Financial Statements” is hereby incorporated by reference.

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	fluctuations of our revenue and gross profits due to the mix of product sales as our margins vary by product;

•	the effect of the timing of sales by our resellers on our reported results as a result of our sell-through revenue recognition policies; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the current global recession;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	change in or continuation of certain tax provisions.

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

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to, among other reasons:

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

The general state of the U.S. and global economies, as well as our markets, may materially and adversely impact our business, financial condition and results of operations.

Periodic declines or fluctuations in the U.S. dollar, corporate profits, interest rates, capital markets, and inflation, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors, have had, and may continue to have, a negative impact on the U.S. and global economies. Our revenue and profitability have generally followed market fluctuations in our industry, which fluctuations have affected the demand for our own and our customers’ products, thus affecting our revenues and profitability. Our customers continue to experience consolidation in their industries which may result in project delays or cancellations. We are unable to predict the strength or duration of current market conditions or the effects of consolidation. Uncertainties in anticipated spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

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

Our growth depends in part on our successful development and acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products; (v) continue to expand our technical and design expertise; (vi) introduce and cost-effectively manufacture new products on a timely basis; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands, the trend towards increasing functional integration and other changes. Migration from older products to newer products may result in volatility of earnings as revenues from older products decline and revenues from newer products begin to be achieved.

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

We have secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under current deteriorating global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

We may be exposed to additional credit risk as a result of the addition of significant direct customers through recent acquisitions.

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

We have undertaken a number of strategic acquisitions and investments in the past and may do so from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	failure to satisfy or set effective strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various operations such as sales, engineering, marketing, and operations;

•	difficulties in incorporating acquired technologies and intellectual property rights into new products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	being subject to litigation.

Additional risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive a financial return on our investments or incur losses from these investments;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

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

A significant portion of the purchase price for any business combination may be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. The excess purchase price, if any, over the fair value of these assets less liabilities would be allocated as required by GAAP utilized by Exar and would typically be allocated to goodwill. In accordance with the SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. We typically conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. Intangible assets that are subject to amortization are reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China to market our commodity interface products that could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To the extent that our competitors offer distributors or sales representatives more favorable terms, these distributors and sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements. If we are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be materially and adversely affected. Our future competitive performance depends on a number of factors, including our ability to:

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes, bipolar processes and bipolar-CMOS (“BiCMOS”) processes. Chartered Semiconductor Manufacturing Ltd. (“Chartered”), located in Singapore, manufactures the majority of the CMOS wafers from which our communications and UART products are produced. Episil Technologies, Inc. (“Episil”), located in Taiwan, and Silan, located in China, manufacture the majority of the CMOS and bipolar wafers from which our power and serial products are produced. High Voltage BiCMOS power products are supplied by Polar Semiconductor (MN, USA) and Jazz Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

•

continuing measures taken by our suppliers such as reductions in force, pay reductions, forced time off or shut down their production for extended periods of time to reduce and/or control operating expenses in response to weakened and weakening customer demand;

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

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times competition for such employees has been particularly notable in California and the People’s Republic of China (“PRC”). Further, the PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards, which could negatively affect our business and results of operations.

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

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for our fiscal years 2009 and 2010 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in fiscal year 2012 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. We do not expect any impact to our effective tax rate or tax provision during fiscal year 2010 as the result of this law change.

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

Because some of our integrated circuit products have lengthy sales cycles, we may experience substantial delays between incurring expenses related to product development and the revenue derived from these products.

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

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, mask work registrations, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we may be unable to protect our proprietary information. Such intellectual property rights may not be recognized or if recognized, may not be commercially feasible to enforce. Moreover, our competitors may independently develop technology that is substantially similar or superior to our technology.

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

ITEM 5.	OTHER INFORMATION

Exar filed a Current Report on Form 8-K on April 8, 2009 in which we reported the closing of our acquisition of Hifn. The Exar undertook to file all financial information required by Item 9.01 of Form 8-K in connection with the acquisition by amendment to the Form 8-K within 71 days of the date of the Form 8-K. Following review of the financial statements of the acquired business, Exar has determined that no historical financial statements of the acquired business or pro forma financial information relating to the acquisition is required to be filed under Item 9.01 and therefore did not file an amendment to the form 8-K as described above.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index, which follows the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

August 7, 2009	By	/s/ Pedro (Pete) P. Rodriguez
Pedro (Pete) P. Rodriguez Chief Executive Officer, President and Director (On the Registrant’s Behalf and as Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 23, 2009, among Exar Corporation, Hybrid Acquisition Corp. and hi/fn, inc.	8-K	0-14225	2.1	02/27/2009

3.1	Amended and Restated Certificate of Incorporation	10-K	0-14225	3.1	6/12/2007

3.2	Amended and Restated Bylaws	8-K	0-14225	3.1	12/10/2007

10.1	Separation Agreement between Exar Corporation and J. Scott Kamsler, dated as of June 23, 2009	8-K	0-14225	10.1	06/29/2009

10.2	VP Worldwide Sales – FY10 Sales Incentive Plan					X

10.3	Letter Agreement between Exar Corporation and Bentley Long					X

10.4	Fiscal Year 2010 Executive Incentive Program					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X