Form 10-Q
period 2009-09-27
EXAR CORP
filed 2009-11-05
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

The number of shares outstanding of the Registrant’s Common Stock was 43,618,329 as of October 30, 2009, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 27, 2009	March 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$32,034	$89,002
Short-term marketable securities	189,411	167,341
Accounts receivable (net of allowances of $636 and $572)	12,975	7,452
Accounts receivable, related party (net of allowances of $407 and $736)	3,366	1,796
Inventories	13,016	15,678
Other current assets	4,264	3,274
Deferred income taxes	314	62

Total current assets	255,380	284,605
Property, plant and equipment, net	43,546	42,549
Goodwill	2,621	—
Intangible assets, net	25,694	7,359
Other non-current assets	3,023	1,876

Total assets	$330,264	$336,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,515	$5,391
Accrued compensation and related benefits	6,300	4,773
Deferred income and allowances on sales to distributors	3,197	3,208
Deferred income and allowances on sales to distributors, related party	7,676	7,040
Short-term lease financing obligations	2,851	2,460
Other accrued expenses	6,741	4,554

Total current liabilities	35,280	27,426
Long-term lease financing obligations	15,160	15,633
Other non-current obligations	1,646	1,236

Total liabilities	52,086	44,295

Commitments and contingencies (Notes 16 and 17)

Stockholders’ equity:

Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 43,582,508 and 43,036,271 shares outstanding at September 27, 2009 and March 29, 2009, respectively	4	4
Additional paid-in capital	716,997	710,787
Accumulated other comprehensive income	1,714	802
Treasury stock at cost, 19,924,369 shares at September 27, 2009 and March 29, 2009	(248,983)	(248,983)
Accumulated deficit	(191,554)	(170,516)

Total stockholders’ equity	278,178	292,094

Total liabilities and stockholders’ equity	$330,264	$336,389

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Sales:
Net sales	$23,118	$21,581	$46,228	$41,752
Net sales, related party	8,470	11,167	16,222	23,207

Total net sales	31,588	32,748	62,450	64,959

Cost of sales:
Cost of sales	11,843	11,579	24,732	22,518
Cost of sales, related party	4,088	5,208	7,876	11,055
Amortization of purchased intangible assets	1,567	956	2,907	1,911

Total cost of sales	17,498	17,743	35,515	35,484

Gross profit	14,090	15,005	26,935	29,475

Operating expenses:
Research and development	12,288	8,133	24,582	16,225
Selling, general and administrative	11,375	9,746	26,487	21,047

Total operating expenses	23,663	17,879	51,069	37,272

Loss from operations	(9,573)	(2,874)	(24,134)	(7,797)
Other income and expense, net:
Interest income and other, net	1,700	2,535	3,454	5,205
Interest expense	(326)	(330)	(650)	(661)
Impairment charges on investments	(245)	(1,454)	(317)	(1,454)

Total other income and expense, net	1,129	751	2,487	3,090

Loss before income taxes	(8,444)	(2,123)	(21,647)	(4,707)
Provision for (benefit from) income taxes	(281)	64	(609)	(59)

Net loss	$(8,163)	$(2,187)	$(21,038)	$(4,648)

Loss per share:
Basic and diluted loss per share	$(0.19)	$(0.05)	$(0.48)	$(0.11)

Shares used in the computation of loss per share:
Basic and diluted	43,550	42,735	43,432	42,854

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net loss	$(21,038)	$(4,648)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,935	7,145
Stock-based compensation expense	2,975	2,449
Provision for sales returns and allowances	4,735	3,515
Other than temporary loss on long-term investment in non-marketable securities	317	1,454
Deferred income taxes	(203)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,726)	(2,606)
Inventories	7,623	(1,258)
Prepaid expenses and other assets	1,325	821
Accounts payable	2,403	(421)
Other accrued expenses	(2,195)	221
Income taxes payable	—	27
Deferred income and allowance on sales to distributors and distributor related party	191	447
Accrued compensation and related benefits	(647)	256

Net cash provided by (used in) operating activities	(2,305)	7,402

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(3,313)	(1,289)
Purchases of short-term marketable securities	(118,691)	(124,465)
Proceeds from maturities of short-term marketable securities	75,875	48,890
Proceeds from sales of short-term marketable securities	35,853	17,065
Contributions to long-term investments	(25)	(157)
Acquisition of Galazar, net of cash acquired	(3,495)	—
Acquisition of Hifn, net of cash acquired	(40,349)	—

Net cash used in investing activities	(54,145)	(59,956)

Cash flows from financing activities:
Repurchase of common stock	—	(12,913)
Proceeds from issuance of common stock	274	2,368
Repayment of lease financing obligations	(792)	(540)

Net cash used in financing activities	(518)	(11,085)

Net decrease in cash and cash equivalents	(56,968)	(63,639)
Cash and cash equivalents at the beginning of period	89,002	122,016

Cash and cash equivalents at the end of period	$32,034	$58,377

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with Hifn acquisition	$2,705	$—
Property, plant and equipment acquired under capital lease	710	—

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business—Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing of and sells highly differentiated silicon, software and subsystem solutions for industrial, datacom and storage applications.

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

Our fiscal year ends on the Sunday closest to March 31 and our fiscal quarters end on the Sunday closest to the end of the corresponding calendar quarter. The second quarter of fiscal 2010 and fiscal 2009 included 91 days from June 29, 2009 to September 27, 2009 and June 30, 2008 to September 28, 2008, respectively.

Basis of Presentation and Use of Management Estimates—The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 29, 2009 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which we believe are necessary for a fair statement of Exar’s financial position as of September 27, 2009 and our results of operations for the three and six months ended September 27, 2009 and September 28, 2008, respectively. The results of operations for the three and six months ended September 27, 2009 are not necessarily indicative of the results to be expected for any future period.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Software Revenue Recognition

Refer to our Form 10-K for a full disclosure of our revenue accounting policies. In connection with the Hifn acquisition software revenues is part of our revenues going forward. Software license revenue is generally recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is reasonably assured. Returns, including exchange rights for unsold licenses, are recorded based on agreed-upon return rates or historical experience and are deferred until the return rights expire.

Exar receives software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM.

In instances where significant customization and modifications are made to software delivered to customers, Exar accounts for such arrangements in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance for construction and production type contracts.

Software revenues have not been a significant part of our total revenues.

Research and Development Costs

Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. In accordance with FASB authoritative guidance for Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which Exar defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, Exar has not capitalized any software development costs as of September 27, 2009.

Starting in fiscal 2010, some of our research and development costs are eligible for reimbursement under a contractual agreement. Amounts received under this arrangement are offset against research and development expenses as costs are incurred in accordance with the agreement. For the six months ended September 27, 2009, the company received $2.4 million for worked performed, which was recorded as an offset to research and development expenses which are included in the “Research and development” line item on the condensed consolidated statement of operations for the three and six months ended September 27, 2009.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB’s Emerging Issues Task Force (“EITF”) issued authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific-objective-evidence, third party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for the Company’s interim reporting period ending on June 25, 2011. Early adoption is permitted. We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements.

In September 2009, FASB’s EITF issued authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for the Company’s interim reporting period ending on June 25, 2011. Early adoption is permitted. We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements.

In August 2009, the FASB provided clarification to all entities that measure liabilities at fair value. In circumstances in which a quoted price in an active market for the identical liability is not available, we are required to measure the fair value using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset; (ii) quoted prices for similar liabilities or similar liabilities when traded as assets; and (iii) another valuation technique including an income approach, such as a present value technique, or market approach, such as a technique that is based on the amount at the measurement date that we would pay to transfer the identical liability or would receive to enter into the identical liability. The new authoritative guidance was effective immediately and was adopted with no significant impact on our consolidated financial statements.

In June 2009, the FASB revised the authoritative guidance for the accounting for transfers of financial assets, which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and should be evaluated for consolidation by reporting entities. If the evaluation results in consolidation, the reporting entity should apply the transition guidance provided, effective with the first annual reporting period that begins after November 15, 2009 and for interim and annual reporting periods thereafter. Early adoption is prohibited. The new guidance will apply to transfers occurring on or after March 29, 2010 and is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB revised the authoritative guidance for Generally Accepted Accounting Principles (“GAAP”). The FASB Accounting Standards Codification (“Codification”) is now the single source of authoritative non-governmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded and all other accounting literature not included in the Codification is nonauthoritative. The new authoritative guidance was effective for interim and annual periods ending after September 15, 2009 and was adopted on September 27, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS

We periodically evaluate strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and seek to increase our leadership position in the areas in which we operate.

We account for each business combination by applying the acquisition method, which requires (i) identifying the acquirer; (ii) determining the acquisition date; (iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquiree at their acquisition date fair value; and (iv) recognizing and measuring goodwill or a gain from a bargain purchase.

Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, we typically account for the acquired contingencies using existing guidance for a reasonable estimate.

Goodwill is measured and recorded as the amount by which the consideration transferred, generally at the acquisition date fair value, exceeds the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquiree. To the contrary, if the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquiree exceeds the consideration transferred, it is considered a bargain purchase and we would recognize the resulting gain in earnings on the acquisition date.

In-process research and development (“IPR&D”) asset is considered an indefinite-lived intangible asset and is not subject to amortization. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment, of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed or abandoned, the useful life of the IPR&D asset is determined and amortized accordingly.

Acquisition related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received, with the exception that the costs to issue debt or equity securities are recognized in accordance with other applicable GAAP.

Acquisition of Galazar Networks Inc.

On June 17, 2009, we completed the acquisition of Galazar. Galazar, based in Ottawa, Ontario, Canada, is a fabless semiconductor and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks.

The acquisition was accounted for in accordance with the acquisition method for business combinations. Accordingly, Galazar’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning June 18, 2009.

Consideration

We expect to pay approximately $4.95 million in cash for Galazar, representing the fair value of total consideration transferred. This amount includes approximately $1.0 million contingent consideration that, for the purposes of valuation, was assigned a 95% probability or a fair value of $0.95 million. This payment is contingent on Galazar achieving a project milestone within a twelve-month period following the close of the transaction. The contingent consideration is expected to be paid within the next six to nine months and is included in the “Other accrued expenses” line item in our condensed consolidated balance sheets.

Acquisition-related costs

Acquisition-related costs, or deal costs, which are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations for the three and six months ended September 27, 2009, were $43,000 and $617,000 respectively.

Purchase Price Allocation

The allocation of the purchase price to Galazar’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded severance cost of $134,000 in the six months ended September 27, 2009.

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The $372,000 in goodwill resulted primarily from our expected synergies from the integration of Galazar’s technology into our product offerings. Goodwill is not deductible for tax purposes. We have up to twelve months from the closing date of the acquisition to adjust pre-acquisition contingencies, if any.

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed of Galazar was as follows (in thousands):

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

There were no adjustments, in the three months ended September 27, 2009, to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed of Galazar on June 17, 2009.

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Galazar acquisition, which are being amortized over their estimated useful lives, with a maximum amortization period of six years, on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technologies	$2,100	6.0
Patents/Core technology	400	6.0
In-process research and development	300	—
Customer relationships	500	6.0
Order backlog	60	0.3
Tradenames/Trademarks	100	3.0

Total acquired identifiable intangible assets	$3,460

We allocated the purchase price using established valuation techniques.

Inventories—The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.

Property, plant and equipment—The basis used for our analysis is the fair value in continued use, which is considered to be the price expressed in terms of money which a willing and informed buyer would pay, contemplating continued use of the assets in place for the purpose for which they were designed, engineered, installed, fabricated and erected. The fair value for specialty use assets was established through a cost approach methodology.

Intangible assets—The fair value of existing technology, patents/core technology, IPR&D, customer relationships, order backlog and tradenames/trademarks were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 35%. The discount rate used to value the existing technologies intangible assets was 28%.

Acquired In-Process Research and Development—The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product and to date has incurred approximately $2.3 million in costs. The total research and development expenditures expected to be incurred to complete the project is estimated at $7.2 million, based on project development timeline and resource requirements, and is scheduled for completion by April, 2011. The $7.2 million reflect an increase of approximately $2.8 million as compared to the previous estimate to establish core technology, which will enable us to reduce production device costs and add the capability to be used in future products.

Acquisition of hi/fn, inc.

On April 3, 2009, we completed the acquisition of all of the outstanding shares of Hifn. Hifn is a provider of network- and storage-security and data reduction products that simplify the way major network and storage OEMs, as well as SMEs, efficiently and securely share, retain, access and protect critical data.

The acquisition was accounted for in accordance with the acquisition method for business combinations. Accordingly, Hifn’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning April 4, 2009.

Consideration

The following table summarizes the consideration paid for Hifn, representing the fair value of total consideration transferred (in thousands):

Amounts
Cash	$56,825
Equity instruments	2,784

Total consideration paid	$59,609

The $2.8 million estimated fair value for equity instruments represents approximately 429,600 shares of Exar’s common stock, valued at $6.48 per share, the closing price reported on the NASDAQ Global Market on April 3, 2009 (the acquisition date).

Acquisition-related costs

Acquisition-related costs, or deal costs, which are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations for the fiscal year ended March 29, 2009 and the six months ended September 27, 2009, were $778,000 and $1.5 million, respectively.

Purchase Price Allocation

The allocation of the purchase price to Hifn’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded $208,000 and $803,000 in restructuring expenses for the three and six months ended September 27, 2009, respectively, relating to severance and a building lease obligation in Los Gatos, California.

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

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed of Hifn on April 3, 2009 was as follows (in thousands):

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

There were no adjustments, in the second quarter of fiscal 2010, to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed of Hifn on April 3, 2009.

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Hifn acquisition, which are being amortized over their estimated useful lives on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technologies	$9,000	5.0
Patents/Core technology	1,500	5.0
In-process research and development	1,600	—
Research and development reimbursement contract	4,500	2.0
Customer relationships	1,300	7.0
Order backlog	900	0.5
Tradenames/Trademarks	700	3.0

Total acquired identifiable intangible assets	$19,500

We allocated the purchase price using established valuation techniques.

Inventories—Inventories acquired in connection with the Hifn acquisition were finished goods. The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.

Property, plant and equipment—The basis used for our analysis is the fair value in continued use, which is considered to be the price expressed in terms of money which a willing and informed buyer would pay, contemplating continued use as part of the assets in place for the purpose for which they were designed, engineered, installed, fabricated and erected. The fair value for specialty use assets was established through a cost approach methodology.

Intangible assets—The fair value of existing technology, patents/core technology, in-process research and development, research and development reimbursement contract, customer relationships, order backlog and tradenames/trademarks were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 30%. The discount rate used to value the existing technologies intangible assets was 14%.

Acquired In-Process Research and Development—The IPR&D projects underway at Hifn at the acquisition date were in the security processors and flow through product families, each consisting of one project, and to date have incurred approximately $2.6 million and $1.1 million in costs, respectively. The percentage of completion for these projects ranged from 30% to 90% at the acquisition date. The total research and development expenditures expected to be incurred to complete the security processors and flow through projects are approximately $2.1 million and $0.7 million, respectively, based on project development timeline and resource requirements. IPR&D projects for security processors and flow through are scheduled for completion by April, 2010 and December, 2009, respectively.

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

The amounts of Hifn’s and Galazar’s revenue included in Exar’s condensed consolidated statements of operations for the three and six months ended September 27, 2009, and the revenue and earnings of the combined entity had the acquisition date been March 30, 2008, were as follows (in thousands except for per share data):

	Revenue (1)	Net Loss (1)(2)	Loss Per Shares Basic and Diluted (2)
Actual included in this quarter	$7,346	N/A	N/A

Actual included for the six months ended September 27, 2009	13,110	N/A	N/A

Supplement pro forma for the six months ended
September 27, 2009	63,144	$(22,271)	$(0.51)
September 28, 2008	85,843	(16,400)	(0.38)

(1)	Pro forma information for the six months ended September 27, 2009 and September 28, 2008 includes Hifn’s and Galazar’s financial results for the periods April 1, 2009 through September 27, 2009 and April 1, 2008 through September 30, 2008, respectively.
(2)	As a result of the Hifn and Galazar integration it was deemed impractical to derive net loss and earnings per share for the two entities.

NOTE 4. CASH, CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our investment assets, measured at fair value on a recurring basis, as of September 27, 2009 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Money market funds	$21,980	$—	$—	$21,980
U.S. Treasury securities	7,552	—	—	7,552
Asset-backed securities	—	18,851	—	18,851
Mortgage-backed securities	—	53,512	—	53,512
Other fixed income available-for-sale securities	—	117,494	—	117,494

Total financial instruments owned	$29,532	$189,857	$—	$219,389

Our investment assets, measured at fair value on a recurring basis, as of March 29, 2009 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Money market funds and U.S. Treasury securities	$30,659	$—	$—	$30,659
Asset-backed securities	—	8,559	—	8,559
Mortgage-backed securities	—	26,464	—	26,464
Other fixed income available-for-sale securities	—	188,952	—	188,952

Total financial instruments owned	$30,659	$223,975	$—	$254,634

Our cash, cash equivalents and short-term marketable securities as of September 27, 2009 and March 29, 2009 were as follows (in thousands):

	September 27, 2009	March 29, 2009
Cash and cash equivalents
Cash in financial institutions	$2,056	$1,709

Cash equivalents
Money market funds	21,980	26,332
U.S. government and agency securities	7,998	60,961

Total cash equivalents	29,978	87,293

Total cash and cash equivalents	$32,034	$89,002

Short-term marketable securities
U.S. government and agency securities	$63,687	$104,130
Corporate bonds and commercial paper	53,361	28,188
Asset-backed securities	18,851	8,559
Mortgage-backed securities	53,512	26,464

Total short-term marketable securities	$189,411	$167,341

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

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each consolidated balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the other income and expense, net section in the condensed consolidated statement of operations.

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the “Interest income and other, net” line item of the condensed consolidated statements of operation.

Net realized losses on marketable securities for three months ended September 27, 2009 were $101,000, which included $48,000 in realized losses associated with marketable securities marked-up to fair value upon the acquisition of Hifn. Net realized gains on marketable securities for the three months ended September 28, 2008 were $27,000. Net realized gains on marketable securities for six months ended September 27, 2009 and September 28, 2008 were $43,000 and $245,000, respectively.

The following table summarizes our investments in cash equivalents and marketable securities as of September 27, 2009 and March 29, 2009 (in thousands):

	September 27, 2009
	Amortized Cost	Unrealized
		Gross Gains	Gross Losses	Fair Value
Money market funds	$21,980	$—	$—	$21,980
Corporate bonds and commercial paper	52,611	760	(10)	53,361
U.S. government and agency securities	70,307	1,378	—	71,685
Asset and mortgage-backed securities	71,714	748	(99)	72,363

Total investment	$216,612	$2,886	$(109)	$219,389

	March 29, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$26,332	$—	$—	$26,332
Corporate bonds and commercial paper	28,169	160	(141)	28,188
U.S. government and agency securities	163,750	1,379	(38)	165,091
Asset and mortgage-backed securities	35,070	317	(364)	35,023

Total investment	$253,321	$1,856	$(543)	$254,634

As of September 27, 2009, asset-backed and mortgage-backed securities, accounted for 9% and 24%, respectively, of our total investments in marketable securities of $219.4 million. The asset-back securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Report, we have sufficient liquidity and do not intend to sell these securities nor realize any significant losses in the short term. As of September 27, 2009, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $649,000.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in the “Interest income and other, net” line item in the condensed consolidated statement of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the “Accumulated other comprehensive income” line item in the condensed consolidated balance sheets. As of September 27, 2009, there was $1.7 million of net unrealized gains including tax expense from our level 1 and level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security and that it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains and losses and declines in value of our investments judged to be other-than-temporary are reported in the “Impairment charges on investments” line item in the condensed consolidated statements of operations. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of $0.6 million during our fiscal year ended March 29, 2009.

In the second quarter of fiscal 2010, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating and quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal 2010.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at September 27, 2009 and March 29, 2009 by expected maturity were as follows (in thousands):

	September 27, 2009		March 29, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$97,749	$98,658	$183,724	$183,742
Due in 1 to 5 years	118,863	120,731	69,597	70,892

Total	$216,612	$219,389	$253,321	$254,634

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of September 27, 2009 and March 29, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 27, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$5,352	$(5)	$352	$(5)	$5,704	$(10)
U.S. government and agency securities	—	—	—	—	—	—
Asset and mortgage-backed securities	4,283	(14)	833	(85)	5,116	(99)

Total	$9,635	$(19)	$1,185	$(90)	$10,820	$(109)

	March 29, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$10,144	$(106)	$3,614	$(35)	$13,758	$(141)
U.S. government and agency securities	62,128	(38)	—	—	62,128	(38)
Asset and mortgage-backed securities	8,913	(50)	887	(314)	9,800	(364)

Total	$81,185	$(194)	$4,501	$(349)	$85,686	$(543)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment.

During the second quarter of fiscal 2010, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis. We recorded a goodwill impairment charge totaling $46.2 million and $128.5 million in fiscal years 2009 and 2008, respectively, which reduced the carrying amount to zero prior to the additions of Hifn and Galazar during the first quarter of fiscal year 2010.

The changes in the carrying amount of goodwill for the six months ended September 27, 2009 were as follows (in thousands):

Amount
Balance as of March 29, 2009	$—
Goodwill additions in connection with the Hifn acquisition	2,249
Goodwill additions in connection with the Galazar acquisition	372

Balance as of September 27, 2009	$2,621

Intangible Assets

Our purchased intangible assets at September 27, 2009 and March 29, 2009 were as follows (in thousands):

	September 27, 2009			March 29, 2009
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$27,970	$(12,872)	$15,098	$16,870	$(10,798)	$6,072
Patents/Core technology	3,592	(1,424)	2,168	1,692	(1,189)	503
In-process research and development	1,900	—	1,900	—	—	—
Research and development reimbursement contract	4,500	(1,078)	3,422	—	—	—
Customer backlog	1,300	(1,258)	42	340	(340)	—
Distributor relationships	1,264	(867)	397	1,264	(817)	447
Customer relationships	2,570	(600)	1,970	770	(460)	310
Tradenames/Trademarks	977	(280)	697	177	(150)	27

Total	$44,073	$(18,379)	$25,694	$21,113	$(13,754)	$7,359

The IPR&D assets are considered indefinite-lived intangible assets and are not subject to amortization. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each IPR&D assets with its carrying amount. If the carrying amount of the IPR&D assets exceed their fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be their new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D activities have been completed or abandoned, the useful life of the IPR&D assets are reviews for appropriateness.

As of September 27, 2009 there were no indicators that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for periods presented below were as follows:

		Three Months Ended		Six Months Ended
	Weighted Average Lives	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in months)	(in thousands)
Existing technology	67	$1,002	$1,266	$2,074	$2,566
Patents/Core technology	60	129	135	235	269
Research and development reimbursement contracts	24	562	—	1,078	—
Customer backlog	6	502	—	918	—
Distributor relationships	72	25	92	50	185
Customer relationships	83	82	52	140	105
Tradenames/Trademarks	36	71	17	130	34

Total		$2,373	$1,562	$4,625	$3,159

The estimated future amortization expenses, by fiscal year, for our purchased intangible assets are summarized below (in thousands):

Fiscal Year	Amount
2010 (6 months remaining)	$4,221
2011	7,921
2012	4,504
2013	4,025
2014	3,497
2015 and thereafter	1,526

Total estimated amortization	$25,694

NOTE 6. LONG-TERM INVESTMENTS

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invests primarily in private companies in the telecommunications and/or networking industry. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

Our investment in TechFarm Ventures L.P. (“TechFarm Fund”), to which we contributed $4.0 million in capital since we became a limited partner in May 2001, had a carrying amount of zero as of March 29, 2009, reflecting the net of the capital contribution and the cumulative impairment charges.

As of September 27, 2009 and March 29, 2009, our long-term investments balance, which is included in “Other non-current assets” line item on the condensed consolidated balance sheets were as follows (in thousands):

Long-term investments	September 27, 2009	March 29, 2009
Skypoint Fund	$1,460	$1,660

We have made $4.5 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $25,000 to the fund during the six months ended September 27, 2009. As of September 27, 2009, we have a remaining obligation of $0.5 million to the fund upon its request.

The carrying amount of $1.5 million reflects the net of the capital contribution, accumulative impairment charges and capital distributions. We did not receive any distribution during the first six months of either fiscal 2010 or fiscal 2009.

Impairment

In the second quarter of fiscal 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $154,000 in addition to the $72,000 recorded in the first quarter of fiscal 2010.

NOTE 7. RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of September 27, 2009. As such, Alonim is our largest stockholder.

Our sales to Future are made at arm’s length under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 27% and 34% of our total net sales for the second quarters of fiscal 2010 and fiscal 2009, respectively. It accounted for 26% and 36% of our total net sales for the six months ended September 27, 2009 and September 28, 2008, respectively.

We reimbursed Future for $8,000 and $11,000 of expenses for marketing promotional materials for the second quarters of fiscal 2010 and fiscal 2009, respectively. We reimbursed Future for $20,000 of expenses for marketing promotional materials for each of the six months ended September 27, 2009 and September 28, 2008, respectively.

NOTE 8. RESTRUCTURING

As part of the Hifn acquisition we assumed a lease obligation for the Hifn facility located in Los Gatos, California, which expired in September 2009. As of September 27, 2009 there were no further lease payments due. In addition, severance expense incurred, during the three and six months ended September 27, 2009, in connection with the Hifn acquisition, were $208,000 and $601,000, respectively.

In connection with the Sipex acquisition in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with current economic conditions. The Sipex restructuring costs were accounted for as liabilities assumed as part of the purchase business combination.

Our restructuring liabilities were included in the “Other accrued expenses” line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the three and six months ended September 27, 2009 are summarized as follows (in thousands):

	Facility Costs	Severance Costs	Total Restructuring Liability
Balance at March 29, 2009	$375	$8	$383
Payments	(33)	(8)	(41)
Additional accruals	202	—	202

Balance June 28, 2009	544	—	544
Payments	(205)	—	(205)

Balance September 27, 2009	$339	$—	$339

The $339,000 remaining facility related balance, $309,000 is expected to be paid during the remaining term of the Sipex lease contract which extends through 2012.

NOTE 9. INVENTORIES

As of September 27, 2009 and March 29, 2009, our inventories consisted of the following (in thousands):

	September 27, 2009	March 29, 2009
Work-in-process	$7,075	$9,175
Finished goods	5,941	6,503

Total Inventories	$13,016	$15,678

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

As of September 27, 2009 and March 29, 2009, our property, plant and equipment consisted of the following (in thousands):

	September 27, 2009	March 29, 2009
Land	$11,960	$11,960
Building and leasehold improvements	23,459	22,641
Machinery and equipment	44,674	40,971
Software and licenses	32,341	28,704

Property, plant and equipment, total	112,434	104,276
Accumulated depreciation and amortization	(68,888)	(61,727)

Property, plant and equipment, net	$43,546	$42,549

NOTE 11. LOSS PER SHARE

Basic earnings (loss) per share, excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods. Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock were exercised for common stock, and the common stock underlying restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) was issued by using the treasury stock method.

A summary of our loss per share for the periods presented is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net loss	$(8,163)	$(2,187)	$(21,038)	$(4,648)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	43,550	42,735	43,432	42,854
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in computation of diluted loss per share	$43,550	$42,735	$43,432	$42,854

Loss per share—basic and diluted	$(0.19)	$(0.05)	$(0.48)	$(0.11)

For the three and six months ended September 27, 2009, as we incurred a net loss, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Approximately 335,000 and 301,000 shares underlying options and RSUs for the three and six months ended September 27, 2009, respectively, were excluded from our loss per share calculation under the treasury method. Had we had income for the period, our diluted shares would have increased by the aforementioned amounts.

For the three and six months ended September 27, 2009, options to purchase approximately 5.3 million and 4.6 million shares of common stock, at exercise prices ranging from $6.16 to $86.10 and $6.22 to $86.10, respectively, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 280,000 shares of common stock with an exercise price of $9.63 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method.

Our application of the treasury stock method includes assumed cash proceeds from option exercises, the average unamortized stock-based compensation expense for the period, and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

NOTE 12. COMMON STOCK REPURCHASES

We acquire shares of our outstanding common stock in the open market from time to time to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. We may continue to utilize our stock purchase program described below, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock.

During the three and six months ended September 27, 2009, we did not repurchase any shares under the 2007 SRP. We repurchased a total of 1.5 million shares of our common stock at an aggregate cost of $12.9 million under the 2007 SRP during the six months ended September 28, 2008. We did not repurchase any shares during the second quarter of fiscal 2009.

As of September 27, 2009, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date.

NOTE 13. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

We are authorized to issue 4.5 million shares of common stock under our ESPP. There were 1.6 million shares of common stock reserved for future issuance under our ESPP at September 27, 2009.

During the six months ended September 27, 2009, we issued 14,000 shares of our common stock at a weighted average price of $6.87 to the participating employees under our ESPP.

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

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of the combined company hired after that acquisition. At September 27, 2009, there were 1.7 million shares available for future grant under all our equity incentive plans.

As of September 27, 2009 and March 29, 2009, there were options to purchase 5.4 million and 3.4 million shares of our common stock outstanding under all stock option plans, respectively.

Stock Option Activities

Our stock option transactions during the six months ended September 27, 2009 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at March 29, 2009	3,406,091	$9.48	5.37	$128,514
Options granted	2,359,850	6.74
Options exercised	(15,899)	5.77
Options cancelled	(141,167)	13.28
Options forfeited	(252,923)	9.42

Balance at September 27, 2009	5,355,952	$8.18	5.72	$2,674,143

Vested and expected to vest, September 27, 2009	4,706,561	$8.29	5.66	$2,315,805

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $7.59 and $6.17 as of September 27, 2009 and March 29, 2009, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

The total number of in-the-money options vested and exercisable was 0.2 million shares as of each of September 27, 2009 and March 29, 2009, respectively.

Total unrecognized stock-based compensation cost was $10.3 million at September 27, 2009, which is expected to be recognized over a weighted average period of 3.21 years.

RSUs

Our RSU transactions during the six months ended September 27, 2009 are summarized as follows:

	Shares	Weighted Average Grand-Date Fair Market Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested at March 29, 2009	730,237	$8.36	1.14	$4,505,562
Granted	508,884	7.24
Issued and released	(96,069)	6.97
Cancelled	(50,474)	9.80

Unvested at September 27, 2009	1,092,578	$7.89	1.21	$8,292,667

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in our fiscal 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. Based on our assessment of meeting the performance targets established and the probability that these targets will be achieved, we recorded no compensation expense related to these grants for the three and six months ended September 27, 2009. No such grants were made in the three and six months ended September 28, 2008.

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

At September 27, 2009, there were RSUs corresponding to approximately 1.1 million shares of our common stock outstanding with an unrecognized stock-based compensation cost of approximately $4.7 million to be recognized as compensation expense over a weighted average period of 1.18 years.

Stock-Based Compensation Expenses

The following table summarized stock-based compensation expense related to stock options and RSUs under FAS 123R during the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Cost of sales	$151	$174	$267	$366
Research and development	748	481	1,234	839
Selling, general and administrative	767	435	1,474	1,244

Total Stock-based compensation expense	$1,666	$1,090	$2,975	$2,449

Stock-based compensation expense for the three and six months ended September 27, 2009, includes $140,000 and $288,000, respectively, of incremental stock-based compensation expense, associated with RSU awards covering an aggregate of 344,000 shares of our common stock issued in exchange for the options surrendered pursuant to the October 23, 2008 option exchange program.

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Expected term of options (years)	4.7 – 4.9	4.6 – 4.8	4.7 – 4.9	4.6 – 4.8
Risk-free interest rate	2.4 – 2.5%	3.1 – 3.2%	2.1 – 2.5%	3.1 – 3.2%
Expected volatility	38%	30 – 31%	38%	30 – 31%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$2.64	$2.34	$2.40	$2.65

NOTE 14. COMPREHENSIVE INCOME (LOSS)

Our comprehensive loss for the fiscal periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net loss	$(8,163)	$(2,187)	$(21,038)	$(4,648)
Other comprehensive loss:
Change in unrealized income (loss), on marketable securities, net of tax	500	(781)	912	(2,007)

Total other comprehensive income (loss)	500	(781)	912	(2,007)

Comprehensive loss	$(7,663)	$(2,968)	$(20,126)	$(6,655)

NOTE 15. LEASE FINANCING OBLIGATION

In connection with the Sipex acquisition, we assumed a lease financing obligation related to our Hillview facility located in Milpitas, California (the “Hillview Facility”). The lease term expires in March 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on our condensed consolidated balance sheets. The effective interest rate is 8.2%. Depreciation for the Hillview Facility was recorded over the straight-line method for the remaining useful life and was $88,000 and $176,000, respectively, for the three and six months ended September 27, 2009.

At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle by returning the Hillview Facility to the lessor.

We sublet the Hillview Facility in April 2008. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.4 million for the duration of the sublease term. The sublease income for the three and six months ended September 27, 2009 was $353,000 and $706,000, respectively, and was recorded in the “Other income and expense, net” line item in our condensed consolidated statements of operations.

We have also acquired engineering design tools (“design tools”) under capital leases and have recorded them in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tool obligations were included in the “Long-term lease financing obligations” line item in our condensed consolidated balance sheets.

Future minimum lease payments for the lease financing obligations as of September 27, 2009 were as follows (in thousands):

Fiscal Years	Hillview Facility	Design Tools	Total	Expected Sublease Income
2010 (6 months ended)	$707	$1,952	$2,659	$706
2011	13,624	3,025	16,649	1,412
2012	—	1,442	1,442	—

Total minimum lease payments	14,331	6,419	20,750	2,118
Less: amount representing interest	(1,543)	(578)	(2,121)	—
Less: amount representing maintenance	—	(618)	(618)	—

Present value of minimum lease payments	12,788	5,223	18,011	2,118
Less: current portion of lease financing obligation	(398)	(2,453)	(2,851)	—

Long-term lease financing obligation	$12,390	$2,770	$15,160	$2,118

For the three and six months ended September 27, 2009, interest expense totaled $322,000 and $646,000 for the Hillview Facility lease financing obligation and design tools, respectively. For the three and six months ended September 28, 2008, interest expense totaled $316,000 and $632,000 for the Hillview Facility lease financing obligation and design tools, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down during its two-year plume stability evaluation. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate a treatment program and pursue a no further action order for the site. As such, we accrued an additional $58,000, increasing our liability to $250,000. This accrual includes approximately $200,000 for various remediation options under consideration and $50,000 for future annual monitoring. As of September 27, 2009 the remaining liability was $196,000, net of payments of $54,000, during the six months ended September 27, 2009.

Sipex, which we acquired in August 2007, had entered into a definitive Master Agreement with Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China. Silan is a China-based semiconductor foundry. This transaction was related to the closing of Sipex wafer fabrication operations located in Milpitas, California. Under this agreement, Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for five years beginning February 2006. There were open purchase orders for approximately $1.5 million outstanding as of September 27, 2009.

Generally, we warrant all of our products against defects in materials and workmanship for a period ranging from ninety days to two years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of September 27, 2009 was immaterial.

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

On March 4, 2005, we filed a complaint in Santa Clara County Superior Court against Vicor. In the complaint, we sought a declaration regarding the respective rights and obligations, including warranty and indemnity rights and obligations, under the written contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, we sought a declaration that we were not responsible for any damages that Vicor must pay to Ericsson or any other customer of Vicor arising from claims that Vicor sold allegedly defective products. On March 17, 2005, Vicor filed a cross-complaint against us (and the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor). In the cross-complaint, Vicor asserted that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson or other Vicor customers resulting from Vicor’s sale of allegedly defective products. Following a motion to dismiss, Vicor filed an amended cross-complaint on August 1, 2005 asserting only a request for a declaration that we were obligated to indemnify Vicor for any damages resulting from claims brought against Vicor by its customers. We answered Vicor’s amended cross-complaint on September 2, 2005. The Santa Clara action was transferred to San Diego for coordination with the Ericsson San Diego County action on August 18, 2006. On September 29, 2009, Exar and Vicor entered into a settlement agreement that resolves all outstanding claims between the parties in exchange for an undisclosed payment from Vicor to Exar. A joint request for dismissal of the one pending action between the parties has been filed, but not yet entered by the Court in San Diego County.

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

The case was remanded to Middlesex Superior Court for further proceedings. Sipex served its motion for leave to file renewed motions for summary judgment on August 11, 2008, and Mr. DiPietro served his opposition on August 21, 2008. On October 14, 2008, the Court heard arguments on Sipex’s motion for leave to file renewed motions for summary judgment. The Court denied Sipex’s motion on October 16, 2008. A pre-trial conference was held on February 3, 2009. At that time, opposing counsel requested a continuance due to a family emergency, and the trial was rescheduled for April 27, 2009. After a further continuance, the trial was scheduled for July 27, 2009. Before the trial commenced, the parties were able to negotiate a settlement agreement. A final settlement agreement was executed and the joint stipulation of dismissal was filed in the Superior Court on August 14, 2009.

NOTE 18. INCOME TAX

During the three and six months ended September 27, 2009, we recorded an income tax benefit of $281,000 and $609,000, respectively. During the three and six months ended September 28, 2008, we recorded an income tax provision of $64,000 and an income tax benefit of $59,000, respectively. The recorded income tax benefit was primarily due to benefits recorded for net operating losses and tax refunds.

During the three and six months ended September 27, 2009, the unrecognized tax benefits increased by $150,000 and $3.3 million, respectively, to $13.2 million. The increase was primarily a result of the acquisition of Hifn. If recognized, $9.5 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $356,000 and $293,000 as of September 27, 2009 and September 28, 2008, respectively.

Our only major tax jurisdictions are the United States and various U.S. states. The fiscal years 1998 through 2009 remain open and subject to examinations by the appropriate governmental agencies in the United States, with fiscal years 2001 through 2009 open to audits in certain of our state jurisdictions.

NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment. We design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including power management, interface and datacom. The nature of our products and production processes and the type of customers and distribution methods are consistent among all of our products.

Our net sales by product line for the fiscal periods presented are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Datacom	$11,181	$8,426	$24,164	$15,322
Interface	14,852	17,954	27,874	36,479
Power Management	5,555	6,368	10,412	13,158

Total net sales	$31,588	$32,748	$62,450	$64,959

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic area represent sales to unaffiliated customers.

Our net sales by geographic area for the fiscal periods presented are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
United States	$8,494	$8,401	$15,678	$16,427
China	11,632	7,032	22,896	14,247
Singapore	3,593	4,237	6,623	8,442
Japan	1,397	2,302	3,366	4,695
Italy	446	1,524	1,519	2,707
Europe (excludes Italy)	3,436	5,049	7,247	10,902
Rest of world	2,590	4,203	5,121	7,539

Total net sales	$31,588	$32,748	$62,450	$64,959

Substantially all of our long-lived assets at each of September 27, 2009 and March 29, 2009 were located in the United States.

NOTE 20. SUBSEQUENT EVENTS

Management evaluated all subsequent events through November 5, 2009, the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the fiscal year ended March 29, 2009 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and six months ended September 27, 2009 are not necessarily indicative of results to be expected for any future period.

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

Our fiscal year ends on the Sunday closest to March 31 and our fiscal quarters end on the Sunday closest to the end of the corresponding calendar quarter. The second quarter of each of fiscal 2010 and fiscal 2009 included 91 days from June 29, 2009 to September 27, 2009 and June 30, 2008 to September 28, 2008, respectively.

Business Outlook

During the first half of fiscal year 2010, the economy and our industry have begun to show signs of a slow recovery, but our visibility to end customer demand and to our business continues to be limited. Net sales for the second quarter of fiscal 2010 increased $0.7 million, or 2%, when compared to the immediate preceding quarter. We believe we have completed the integration of Hifn and Galazar and are on track to release new products. We are cautiously optimistic about the second half of fiscal year 2010 while still managing expenses company-wide.

Business Combinations

On June 17, 2009, we completed the acquisition of Galazar for approximately $4.95 million in cash. Galazar, based in Ottawa, Canada, is a fabless semiconductor and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks.

On April 3, 2009, we completed the acquisition of Hifn, a fabless semiconductor company that was founded in 1996, spun off from Stac, Inc. in 1999 and traded on the NASDAQ under the symbol “HIFN” since 1999, for a total consideration of approximately $59.6 million, which consist of approximately 430,000 shares of Exar’s common stock with an estimated fair value of approximately $2.8 million and $56.8 million in cash. The acquisition of Hifn expands and complements our product offerings in the enterprise storage, networking and telecom markets where we have had a significant base of business for more than 10 years. The Hifn technology adds world class compression and data deduplication products used in storage applications to optimize data and speed up data backup and retrieval. Hifn has also been a leading provider in security acceleration technology by providing encryption and compression products to the leading networking and telecom system manufacturers. The Hifn products complement the existing Exar connectivity solutions and provide us with a more significant product offering to our customers.

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

RESULTS OF OPERATIONS

We acquired Hifn on April 3, 2009 and Galazar on June 17, 2009 and consequently, our results of operations for the three and six months ended September 27, 2009 include the results of those entities from the reported acquisition dates.

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the fiscal periods presented (in thousands):

	Three Months Ended					Six Months Ended
	September 27, 2009		September 28, 2008		Change	September 27, 2009		September 28, 2008		Change
Net Sales:
Datacom	$11,181	35%	$8,426	26%	33%	$24,164	39%	$15,322	24%	58%
Interface	14,852	47%	17,954	55%	(17)%	27,874	44%	36,479	56%	(24)%
Power Management	5,555	18%	6,368	19%	(13)%	10,412	17%	13,158	20%	(21)%

Total	$31,588	100%	$32,748	100%		$62,450	100%	$64,959	100%

Datacom

Datacom products include network access, transmission and storage products, as well as encryption, data reduction and packet processing products from the Hifn acquisition and network transport products from the Galazar acquisition.

For the three months ended September 27, 2009, net sales of datacom products increased $2.8 million as compared to the same period a year ago and included $7.3 million of additional sales from Hifn and Galazar products. Net of this effect, net sales of network access, transmission and storage products for the second quarter of fiscal 2010 decreased $4.6 million, primarily due to decreased volume of our SONET and optical products.

For the six months ended September 27, 2009, net sales of datacom products increased $8.8 million as compared to the same period a year ago and included $13.1 million of additional sales from Hifn and Galazar products. Net of this effect, net sales of network access, transmission and storage products for the six months ended September 27, 2009 decreased $4.3 million, primarily due to decreased volume of our SONET products.

Interface

Interface products include Universal Asynchronous Receiver/Transmitter (“UARTs”) and serial transceiver products.

For the three months ended September 27, 2009, net sales of interface products decreased $3.1 million as compared to the same period a year ago, primarily due to decreased volume of UARTs and serial transceiver.

For the six months ended September 27, 2009, net sales of interface products decreased $8.6 million as compared to the same period a year ago, primarily due to primarily due to decreased volume of UARTs and serial transceiver sales.

Power Management

Power management products include DC-DC regulators and LED drivers.

For the three months ended September 27, 2009, net sales of power management products decreased $0.8 million as compared to the same period a year ago, primarily due to decreased volumes and price erosion on a limited number of power management products.

For the six months ended September 27, 2009, net sales of power management products decreased $2.7 million as compared to the same period a year ago, primarily due to decreased volumes.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the fiscal periods presented (in thousands):

	Three Months Ended					Six Months Ended
	September 27, 2009		September 28, 2008		Change	September 27, 2009		September 28, 2008		Change
Net Sales:
Sell-through distributors	$15,562	49%	$19,097	58%	(19)%	$30,859	49%	$38,445	59%	(20)%
Direct and others	16,026	51%	13,651	42%	17%	31,591	51%	26,514	41%	19%

Total	$31,588	100%	$32,748	100%		$62,450	100%	$64,959	100%

For the three months ended September 27, 2009, net sales to our distributors for which we recognize revenue on the sell-through method included $0.3 million in sales of Hifn and Galazar products. Net sales to direct customers and other distributors for the second quarter of fiscal 2010 included $7.1 million in sales of Hifn and Galazar products.

For the six months ended September 27, 2009, net sales to our distributors for which we recognize revenue on the sell-through method included $0.5 million in sales of Hifn and Galazar products. Net sales to direct customers and other distributors for the first half of fiscal 2010 included $12.7 million in sales of Hifn and Galazar products.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the fiscal periods presented (in thousands):

	Three Months Ended					Six Months Ended
	September 27, 2009		September 28, 2008		Change	September 27, 2009		September 28, 2008		Change
Net Sales:
Americas	$8,567	27%	$8,562	26%	—%	$15,883	25%	$16,605	26%	(4)%
Asia	19,139	61%	17,602	54%	9%	37,801	61%	34,728	53%	9%
Europe	3,882	12%	6,584	20%	(41)%	8,766	14%	13,626	21%	(36)%

Total	$31,588	100%	$32,748	100%		$62,450	100%	$64,959	100%

For the three months ended September 27, 2009, net sales in the Americas, Asia and Europe included $3.3 million, $3.9 million and $0.2 million, respectively, of sales of Hifn and Galazar products.

For the six months ended September 27, 2009, net sales in the Americas, Asia and Europe included $5.5 million, $6.9 million and $0.8 million, respectively, of sales of Hifn and Galazar products.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the fiscal periods presented (in thousands):

	Three Months Ended					Six Months Ended
	September 27, 2009		September 28, 2008		Change	September 27, 2009		September 28, 2008		Change
Net Sales	$31,588		$32,748			$62,450		$64,959
Cost of sales:
Cost of sales	15,484	49%	16,788	51%	(8)%	30,374	49%	33,574	52%	(10)%
Fair value adjustment of acquired inventories	447	1%	—	—%	100%	2,234	3%	—	—%	100%
Amortization of acquired intangible assets	1567	5%	955	3%	64%	2,907	5%	1,910	3%	(52)%

Gross profit	$14,090	45%	$15,005	46%		$26,935	43%	$29,475	45%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and manufacturing engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets;

•	the amortization of inventory fair value of inventories acquired; and

•	the provision for excess and obsolete inventory.

The decrease in gross profit, as a percentage of net sales, for the three and six months ended September 27, 2009 as compared to prior periods, was primarily due to the amortization of the fair value of inventories acquired from Hifn and Galazar and manufacturing inefficiencies associated with shipping lower product volume as compared to the prior year, partially offset by higher margins on Hifn and Galazar products, improved margins on serial transceiver and power management products and a lower provision for excess and obsolete inventory.

Other Costs and Expenses

	Three Months Ended					Six Months Ended
	September 27, 2009		September 28, 2008		Change	September 27, 2009		September 28, 2008		Change
Net Sales	$31,588		$32,748			$62,450		$64,959
R&D expense:
R&D—base	$10,713	34%	$7,389	23%	45%	$21,376	34%	$14,860	23%	44%
Stock-based compensation	748	2%	481	1%	56%	1,234	2%	839	1%	47%
Amortization expense—acquired intangibles	635	2%	263	1%	141%	1,223	2%	526	1%	133%
Acquisition related costs	192	1%	—	—%	100%	749	1%	—	—%	100%

Total R&D expense	$12,288	39%	$8,133	25%	51%	$24,582	39%	$16,225	25%	52%

SG&A expense:
SG&A—base	$9,809	31%	$9,149	28%	7%	$20,146	32%	$18,938	29%	6%
Stock-based compensation	767	2%	435	1%	76%	1,474	2%	1,244	2%	18%
Amortization expense—acquired intangibles	179	1%	162	1%	10%	321	1%	324	—%	(1)%
Acquisition related costs	620	2%	—	—%	100%	4,546	7%	541	1%	740%

Total SG&A expense	$11,375	36%	$9,746	30%	17%	$26,487	42%	$21,047	32%	26%

Research and Development (“R&D”)

Our R&D costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, engineering supplies and services, and use of in-house test equipment;

•	amortization of acquired intangible assets; and

•	facilities expenses.

For the three and six months ended September 27, 2009, base R&D expenses increased $3.3 million and $6.5 million, respectively, as compared to the same periods a year ago, primarily due to incremental labor-related expenses, higher mask tooling costs and software amortization and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn and Galazar partially offset by $1.7 million and $2.4 million, respectively, in the reimbursement of certain costs under a research and development contract.

Stock-based compensation expense recorded in R&D expenses was $0.7 million and $1.2 million for the three and six months ended September 27, 2009, respectively, as compared to $0.5 million and $0.8 million, respectively, for the same periods a year ago. The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to new stock option and restricted stock unit (“RSU”) grants made in connection with the Hifn and Galazar acquisitions and the incremental costs associated with the employee stock option swap in November 2008.

The growth in amortization expense—acquired intangibles for both the three and six months ended September 27, 2009 relates to the amortization of a R&D reimbursement contract associated with the Hifn acquisition.

Acquisition related costs for the six months ended September 27, 2009 are primarily associated with accelerated depreciation relating to shortened remaining lives of equipment of $0.5 million acquired from Hifn and employee severance costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

For the three and six months ended September 27, 2009, base SG&A expenses increased $0.7 million and $1.2 million, respectively, as compared to the same periods a year ago, primarily due to incremental labor-related expenses and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn, and to a lesser extent, Galazar.

Stock-based compensation expense recorded in SG&A expenses was $0.8 million and $1.5 million for the three and the six months ended September 29, 2009, respectively, as compared to $0.4 million and $1.2 million, respectively, for the same periods a year ago. The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to new stock option and restricted stock unit (“RSU”) grants made in connection with the Hifn and Galazar acquisitions and the incremental costs associated with the employee stock option exchange in November 2008.

Acquisition related costs for the three months ended September 27, 2009 are primarily related to professional fees in connection with the ongoing efforts to integrate the acquired companies.

Acquisition related costs for the six months ended September 27, 2009 primarily consist of $2.2 million in investment banker, printing, legal and other professional fees that are recorded as expenses related to business combinations and the accelerated depreciation relating to shortened remaining lives of equipment of $0.8 million acquired from Hifn and employee separation costs of $0.6 million, and building exit and moving costs of $0.3 million related to the Hifn Los Gatos facility.

Other Income and Expenses, Net

	Three Months Ended					Six Months Ended
	September 27, 2009		September 28, 2008		Change	September 27, 2009		September 28, 2008		Change
Net Sales	$31,588		$32,748			$62,450		$64,959

Interest income and other, net	1,700	5%	2,535	8%	(33)%	3,454	6%	5,205	8%	(34)%
Interest expense	(326)	(1)%	(330)	(1)%	(1)%	(650)	(1)%	(661)	(1)%	(2)%
Impairment charges on investments	(245)	(1)%	(1,454)	(4)%	(83)%	(317)	(1)%	(1,454)	(2)%	(78)%

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	gains or losses on the sale or disposal of equipment.

For the three and six months ended September 27, 2009, interest income and other, net decreased $0.8 million and $1.8 million as compared to the same periods a year ago, primarily attributable to a decrease in interest income as a result of lower invested cash balances, lower yield of the investments and increased investment management fees as we transitioned the internally managed portion of our portfolio to our professional money managers.

Our Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet to a subtenant in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.4 million. The sublease also requires the subtenant to pay certain operating costs associated with subleasing the facility. The sublease income for the three and six months ended September 27, 2009 was $353,000 and $706,000 as compared to $353,000 and $647,000, respectively, for the three and six months ended September 28, 2008 (See “Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 15—Lease Financing Obligation.”).

Interest Expense

In fiscal year 2008, in connection with the acquisition of Sipex, we assumed a lease financing obligation related to the Hillview Facility. We have accounted for this sale and leaseback transaction as a financing transaction which is included in the “Long-term lease financing obligations” line item on our condensed consolidated balance sheets. The effective interest rate is 8.2%.

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

Interest expense for the Hillview Facility lease financing and the design tools lease obligations was $322,000 and $646,000 for the three and six months ended September 27, 2009, respectively.

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. We regularly review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security and that it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains and losses and declines in value of our investments, both marketable and non-marketable, judged to be other-than-temporary are reported in the “Impairment charges on investments, net of realized gain” line item in the condensed consolidated statements of operations.

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invests primarily in private companies in the telecommunications and/or networking industry. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

In the second quarter of fiscal 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $154,000 in addition to the $72,000 recorded in the first quarter of fiscal 2010.

In the second quarter of fiscal 2010 an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating and quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal 2010.

Provision (Benefit) for Income Taxes

During the three and six months ended September 27, 2009, we recorded an income tax benefit of $281,000 and $609,000, respectively. During the three and six months ended September 28, 2008, we recorded an income tax provision of $64,000 and an income tax benefit of $59,000, respectively. The increase in income tax benefit was primarily due to benefits recorded during the first six months ended September 27, 2009 for net operating losses and tax refunds.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	September 27, 2009	September 28, 2008
	(dollars in thousands)
Cash and cash equivalents	$32,034	$58,377
Short-term investments	189,411	202,375

Total cash, cash equivalents, and short-term investments	$221,445	$260,752

Percentage of total assets	67%	64%
Net cash (used in) provided by operating activities	$(2,305)	$7,402
Net cash used in investing activities	(54,145)	(59,956)
Net cash used in financing activities	(518)	(11,085)

Net decrease in cash and cash equivalents	$(56,968)	$(63,639)

Our net loss was $21.0 million for the six months ended September 27, 2009. After adjustments for non-cash items and changes in working capital, we used $2.3 million of cash through operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $10.9 million;

•	Stock-based compensation expense of $3.0 million; and

•	Provision for sales returns and allowances of $4.7 million.

Working capital changes included:

•	an $8.7 million increase in accounts receivable primarily due to timing of customer payments at the end of the quarter;

•	a fair value adjustments of acquired inventories included in cost of sales of $2.2 million;

•	a $5.4 million decrease in inventory primarily as a result of increased shipments and a reduction in material and assembly purchases; and

•	an $2.4 million increase in accounts payable due to the timing of weekly check runs.

In the six months ended September 27, 2009, net cash used in investing activities reflects purchases of short-term marketable securities, net of sales and maturities, of $7.0 million, together with $3.3 million in purchases of property, plant and equipment and intellectual property.

As previously discussed, we acquired Hifn and Galazar on April 3, 2009 and June 17, 2009, respectively. Cash used in these acquisitions, net of cash acquired, was $40.3 million and $3.5 million, respectively.

We acquire shares of our outstanding common stock in the open market from time to time to partially offset dilution from our stock awards program, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. We may continue to utilize our stock purchase program described below, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the six months ended September 27, 2009, we did not repurchase any of our common stock under the 2007 SRP. As of September 27, 2009, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million with no termination date.

We repurchased a total of 1.5 million shares of our common stock at an aggregate cost of $12.9 million under the 2007 SRP during the six months ended September 28, 2008.

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

The following table summarizes our investments in cash equivalents and marketable securities (in thousands):

	September 27, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$21,980	$—	$—	$21,980
Corporate bonds and commercial paper	52,611	760	(10)	53,361
U.S. government and agency securities	70,307	1,378	—	71,685
Asset and mortgage-backed securities	71,714	748	(99)	72,363

Total investment	$216,612	$2,886	$(109)	$219,389

	March 29, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$26,332	$—	$—	$26,332
Corporate bonds and commercial paper	28,169	160	(141)	28,188
U.S. government and agency securities	163,750	1,379	(38)	165,091
Asset and mortgage-backed securities	35,070	317	(364)	35,023

Total investment	$253,321	$1,856	$(543)	$254,634

As of September 27, 2009, our fixed income investment securities included asset-backed and mortgage-backed securities, that accounted for 9% and 24%, respectively, of our total investments. The asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Report, we have sufficient liquidity and do not intend to sell these securities nor realize any significant losses in the short term. As of September 27, 2009, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $649,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 2— Recent Accounting Pronouncements.”

OFF-BALANCE SHEET ARRANGEMENTS

As of September 27, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

SUBSEQUENT EVENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 20—Subsequent Events.”

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at September 27, 2009 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitment (1)	$9,254	$9,254	$—	$—	$—
Long-term lease financing obligation (2)	8,575	4,460	4,115	—	—
Lease obligations (3)	1,215	682	533	—	—
Long-term investment commitments (Skypoint Fund) (4)	485	485	—	—	—
Remediation commitment (5)	196	146	10	40	—

Total	$19,725	$15,027	$4,658	$40	$—

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $1.1 million as of September 27, 2009 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.
(2)	Lease payments (excluding approximately $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties, L.P. on March 9, 2006, as amended on August 25, 2007). Also includes a licensing agreement related to engineering design software of $6.4 million.
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Fund’s General Partner.
(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At September 27, 2009, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $219.4 million as of September 27, 2009 and $254.6 million as of March 29, 2009. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of September 27, 2009, the increase or decline in the fair value of the portfolio would not be material. At September 27, 2009, the difference between the fair market value and the underlying cost of the investments portfolio was a net unrealized gain of $2.8 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 27, 2009, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $189.4 million.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of September 27, 2009.

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

Changes in Internal Control over Financial Reporting

We have recently completed our acquisitions of hi/fn, inc. (“Hifn”) on April 3, 2009 and Galazar Networks Inc. (“Galazar”) on June 17, 2009. We are currently in the process of integrating Exar’s, Hifn’s and Galazar’s internal controls and procedures, and therefore, have excluded those controls and procedures in Hifn and Galazar from our assessment of internal controls over financial reporting as of September 27, 2009. At this time, we anticipate that the fiscal year 2010 management report, under Section 404 of the Sarbanes-Oxley act 2002, will include Hifn and Galazar.

Other than described above, there has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure in “Notes to Condensed Consolidated Financial Statements, Note 17– Legal Proceedings” contained in “Part I, Item 1. Financial Statements” is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

Global capital, credit market, employment, and general economic conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results, and financial condition.

Volatility and disruption in the global capital and credit markets in 2008 and the early part of 2009 have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally. If global economic and financial market conditions, currently showing early signs of recovery, deteriorate or remain weak for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	fluctuations of our revenue and gross profits due to the mix of product sales as our margins vary by product;

•	the effect of the timing of sales by our resellers on our reported results as a result of our sell-through revenue recognition policies; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the current global recession;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	change in or continuation of certain tax provisions.

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

Our growth depends in part on our successful continued development and acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products; (v) continue to expand our technical and design expertise; (vi) introduce and cost-effectively manufacture new products on a timely basis; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands, the trend towards increasing functional integration and other changes. Migration from older products to newer products may result in volatility of earnings as revenues from older products decline and revenues from newer products begin to be achieved.

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

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers, consolidations or cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under current deteriorating global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

We have made and in the future may make acquisitions and significant strategic equity investments, which may involve a number of risks. If we are unable to address these risks successfully, such acquisitions and investments could have a materially adverse effect on our business, financial condition and results of operations.

We have undertaken a number of strategic acquisitions and investments recently and may do so from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various operations such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	being subject to litigation.

Additional risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive a financial return on our investments or incur losses from these investments;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

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

Although we, our customers and our suppliers rigorously test our products, they may contain undetected errors, performance weaknesses, defects or bugs when first introduced or as new versions are released. If any of our products contain production defects, reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could adversely affect our results of operations.

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

Our distributors rely heavily on the availability of short-term capital at reasonable rates to fund their ongoing operations. If this capital is not available, or is only available on onerous terms, certain distributors may not be able to pay for inventory received or we may experience a reduction in orders from these distributors, which would likely cause our revenue to decline and materially and adversely impact our business, financial condition and results of operations.

Future and Nu Horizons have historically accounted for a significant portion of our revenues, and they are our two primary distributors worldwide. We anticipate that sales of our products to these distributors will continue to account for a significant portion of our revenues. The loss of either Future or Nu Horizons as a distributor, for any reason, or a significant reduction in orders from either of them would materially and adversely affect our operating results, business and financial condition.

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

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely impact our financial position. Due to the unpredictability of global economic conditions and increased difficulty in forecasting demand for our products, we will likely experience an increase in inventory levels.

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

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times competition for such employees has been particularly notable in California and the People’s Republic of China (“PRC”). Further, the PRC historically has different managing principles from Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards, which could negatively affect our business and results of operations.

Our employees are employed at-will, which means that they can terminate their employment at any time. Our international locations are subject to local labor laws, significantly different from U.S. labor laws, which may under certain conditions result in large separation costs upon termination. The failure to recruit and retain, as necessary, key design engineers, technical, sales, marketing and executive personnel could harm our business, financial condition and results of operations.

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

Because a significant portion of our total assets were, and may again be with future potential acquisitions, represented by goodwill and other intangible assets, which are subject to mandatory annual impairment evaluations, we could be required to write off some or all of our goodwill and other intangible assets, which may adversely impact our financial condition and results of operations.

A significant portion of the purchase price for any business combination may be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. As required by GAAP, the excess purchase price, if any, over the fair value of these assets less liabilities typically would be allocated to goodwill. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We typically conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. In-process research and development (“IPR&D”) asset is considered an indefinite-lived intangible asset and is not subject to amortization. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. Intangible assets that are subject to amortization are reviewed for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

We compete in markets that are intensely competitive, and which are subject to both rapid technological change, continued price erosion and changing business terms with regard to risk allocation. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources, name recognition and leverage than we have. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to promote the sale of their products.

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China to market our commodity interface products that could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To the extent that our competitors offer distributors or sales representatives more favorable terms, these distributors and sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements. If we or our contract partners are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be materially and adversely affected. Our future competitive performance depends on a number of factors, including our ability to:

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

Affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 17% of our common stock, and as such, Alonim is our largest stockholder. This ownership position will allow Future to significantly influence matters requiring stockholders’ approval. Future’s ownership may continue to increase as a percentage of our outstanding shares if we continue to repurchase our common stock. In addition, an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

An affiliate of Future, our largest distributor, owns a significant percentage of our outstanding shares and Pierre Guilbault, the chief financial officer of Future, is a member of our board of directors. Due to its affiliate’s ownership of a significant percentage of our common stock, Future may be able to exert strong influence over actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. The significant ownership percentage of Future could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us. Conversely, by virtue of Future’s percentage ownership of our stock, Future could facilitate a takeover transaction that our board of directors did not approve.

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes, bipolar processes and bipolar-CMOS (“BiCMOS”) processes. Chartered Semiconductor Manufacturing Ltd. (“Chartered”), located in Singapore, manufactures the majority of the CMOS wafers from which our communications and UART products are produced. Episil Technologies, Inc. (“Episil”), located in Taiwan, and Silan, located in China, manufacture the majority of the CMOS and bipolar wafers from which our power and serial products are produced. High Voltage BiCMOS power products are supplied by Polar Semiconductor (MN, USA) and Jazz Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we do, from time to time, experience extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

In addition, we may not continue to do business with our foundries on terms as favorable as our current terms. Significant risks associated with our reliance on third-party foundries include:

•	consolidation in the industry leading to a change in control at key wafer suppliers;

•	the lack of assured process technology and wafer supply;

•	limited control over quality assurance, manufacturing yields and production costs;

•	financial and operating stability of the foundries;

•	limited control over delivery schedules;

•	limited manufacturing capacity of the foundries; and

•	potential misappropriation of our intellectual property.

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

•

continuing measures taken by our suppliers such as reductions in force, pay reductions, forced time off or shut down of production for extended periods of time to reduce and/or control operating expenses in response to weakened and weakening customer demand;

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

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to, among other reasons:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	loss of or changes to key executives;

•	product delays or setbacks by us, our customers or our competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in our customers’ markets and the semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of our performance by securities analysts;

•	decreases in the value of our investments or long-lived assets, thereby requiring an asset impairment charge against earnings;

•	repurchasing shares of our common stock;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and capital market conditions.

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

A portion of our revenue is derived from selling integrated circuits to communications equipment vendors. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete their design, test and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine months. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our communications products by our customers. Due to the length of the communications equipment vendors’ product development cycle, the risks of project cancellation by our customers, price erosion or volume reduction are common aspects of such engagements.

Our backlog may not result in revenue.

Due to the possibility of customer changes in delivery schedules and quantities actually purchased, cancellation of orders, distributor returns or price reductions, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. The still unsettled and weakened economy increases the risk of purchase order cancellations or delays, product returns and price reductions. We may not be able to meet our expected revenue levels or results of operations if there is a reduction in our order backlog for any particular period and we are unable to replace those sales during the same period.

Earthquakes and other natural disasters may damage our facilities or those of our suppliers and customers.

Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of our customers and suppliers are in locations which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be disrupted. Similarly, a major earthquake or other natural disaster affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business.

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

As a general matter, the semiconductor industry is characterized by ongoing litigation regarding patents and other intellectual property rights. If a third party were to prove that our technology infringed its intellectual property rights, we could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of our products. If we were required to pay such license fees whenever we sold our products, such fees could exceed our revenue. In addition, if it was proven that we willfully infringed a third party’s proprietary rights, we could be held liable for three times the amount of the damages that we would otherwise have to pay. Such intellectual property litigation could also require us to:

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

We held our Annual Meeting of Stockholders on September 16, 2009 in Fremont, California. The number of shares issued, outstanding and eligible to vote as of the record date was 43,548,422. The following numbers of votes were cast for the matters indicated:

1.	The proposal of election of Directors.

Name	For	Withheld
Izak Bencuya	41,283,201	413,054
Pierre Guilbault	40,765,427	930,828
Brian Hilton	41,249,139	447,116
Richard L. Leza	40,682,191	1,014,064
Gary Meyers	40,788,872	907,383
Juan (Oscar) Rodriguez	40,782,200	914,055
Pedro (Pete) P. Rodriguez	41,246,599	449,656

2.	The proposal of ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 28, 2010.

FOR	41,568,250
AGAINST	103,429
ABSTAIN	24,576

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index, which follows the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

November 5, 2009	By	/s/ PEDRO (PETE) P. RODRIGUEZ
Pedro (Pete) P. Rodriguez Chief Executive Officer, President and Director (On the Registrant’s Behalf and as Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of February 23, 2009, among Exar Corporation, Hybrid Acquisition Corp. and hi/fn, inc.	8-K	0-14225	2.1	02/27/2009

3.1	Amended and Restated Certificate of Incorporation	10-K	0-14225	3.1	6/12/2007

3.2	Amended and Restated Bylaws	8-K	0-14225	3.1	12/10/2007

10.1	Exar Corporation 2006 Equity Incentive Plan Performance Stock Unit Award Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X