Form 10-Q
period 2009-12-27
EXAR CORP
filed 2010-02-05
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock was 43,816,811 as of January 29, 2010, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 27, 2009	March 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$22,166	$89,002
Short-term marketable securities	196,090	167,341
Accounts receivable (net of allowances of $567 and $572)	13,164	7,452
Accounts receivable, related party (net of allowances of $492 and $736)	4,472	1,796
Inventories	13,623	15,678
Other current assets	4,975	3,274
Deferred income taxes	289	62

Total current assets	254,779	284,605
Property, plant and equipment, net	43,858	42,549
Goodwill	2,621	—
Intangible assets, net	24,917	7,359
Other non-current assets	4,851	1,876

Total assets	$331,026	$336,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,198	$5,391
Accrued compensation and related benefits	5,533	4,773
Deferred income and allowances on sales to distributors	3,742	3,208
Deferred income and allowances on sales to distributors, related-party	9,353	7,040
Short-term lease financing obligations	3,521	2,460
Other accrued expenses	6,328	4,554

Total current liabilities	36,675	27,426
Long-term lease financing obligations	14,527	15,633
Other non-current obligations	3,977	1,236

Total liabilities	55,179	44,295

Commitments and contingencies (Notes 16 and 17)

Stockholders’ equity:

Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 43,794,381 and 43,036,271 shares outstanding at December 27, 2009 and March 29, 2009, respectively	4	4
Additional paid-in capital	718,651	710,787
Accumulated other comprehensive income	1,491	802
Treasury stock at cost, 19,924,369 shares at December 27, 2009 and March 29, 2009	(248,983)	(248,983)
Accumulated deficit	(195,316)	(170,516)

Total stockholders’ equity	275,847	292,094

Total liabilities and stockholders’ equity	$331,026	$336,389

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Sales:
Net sales	$24,458	$17,201	$70,686	$58,953
Net sales, related party	9,473	9,104	25,695	32,311

Total net sales	33,931	26,305	96,381	91,264

Cost of sales:
Cost of sales	11,273	10,821	36,005	33,339
Cost of sales, related party	4,505	3,998	12,381	15,053
Amortization of purchased intangible assets	1,108	782	4,015	2,693

Total cost of sales	16,886	15,601	52,401	51,085

Gross profit	17,045	10,704	43,980	40,179

Operating expenses:
Research and development	11,674	8,092	36,256	24,317
Selling, general and administrative	10,688	9,099	37,175	30,146
Goodwill and other intangible asset impairment	—	59,676	—	59,676

Total operating expenses	22,362	76,867	73,431	114,139
Loss from operations	(5,317)	(66,163)	(29,451)	(73,960)
Other income and expense, net:
Interest income and other, net	1,835	2,570	5,289	7,774
Interest expense	(323)	(266)	(973)	(927)
Impairment charges on investments	—	(34)	(317)	(1,487)

Total other income and expense, net	1,512	2,270	3,999	5,360

Loss before income taxes	(3,805)	(63,893)	(25,452)	(68,600)
Benefit from income taxes	(43)	(70)	(652)	(129)

Net loss	$(3,762)	$(63,823)	$(24,800)	$(68,471)

Loss per share:
Basic and diluted loss per share	$(0.09)	$(1.49)	$(0.57)	$(1.60)

Shares used in the computation of loss per share:
Basic and diluted	43,648	42,889	43,504	42,866

See accompanying Notes to Condensed Consolidated Financial Statements

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 27, 2009	December 28, 2008
Cash flows from operating activities:
Net loss	$(24,800)	$(68,471)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Goodwill and other intangible asset impairment	—	59,676
Depreciation and amortization	15,644	11,660
Stock-based compensation expense	4,311	3,727
Provision for sales returns and allowances	7,917	6,191
Other than temporary loss on investments	317	1,487
Deferred income taxes	373	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,203)	78
Inventories	7,016	(3,957)
Prepaid expenses and other assets	(2,201)	(594)
Accounts payable	1,435	(2,016)
Other accrued expenses	1,019	(2,042)
Deferred income and allowance on sales to distributors and related party distributor	2,413	(1,343)
Accrued compensation and related benefits	(1,633)	(400)

Net cash provided by (used in) operating activities	(1,392)	3,996

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(4,690)	(1,969)
Purchases of short-term marketable securities	(149,019)	(174,500)
Proceeds from maturities of short-term marketable securities	78,675	107,389
Proceeds from sales of short-term marketable securities	56,064	25,875
Contributions to long-term investments	(1)	(215)
Acquisition of Galazar, net of cash acquired	(4,445)	—
Acquisition of Hifn, net of cash acquired	(40,345)	—

Net cash used in investing activities	(63,761)	(43,420)

Cash flows from financing activities:
Repurchase of common stock	—	(13,437)
Proceeds from issuance of common stock	367	2,884
Repayment of lease financing obligations	(2,050)	(1,204)

Net cash used in financing activities	(1,683)	(11,757)

Net decrease in cash and cash equivalents	(66,836)	(51,181)
Cash and cash equivalents at the beginning of period	89,002	122,016

Cash and cash equivalents at the end of period	$22,166	$70,835

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with Hifn acquisition	$2,705	$—
Property, plant and equipment acquired under capital lease	2,012	2,571

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

On June 17, 2009, we completed the acquisition of Galazar Networks Inc. (“Galazar”). Galazar, based in Ottawa, Ontario, Canada, is a fabless semiconductor and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks. On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”). Hifn is a provider of network-and storage-security and data reduction products that simplify the way major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium enterprises (“SMEs”), efficiently and securely share, retain, optimize, transport, access and protect critical data. See Note 3 “Business Combinations”.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consist of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2010 and fiscal year 2009 are comprised of a 52-week period.

Basis of Presentation and Use of Management Estimates—The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 29, 2009 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which we believe are necessary for a fair statement of Exar’s financial position as of December 27, 2009 and our results of operations for the three and nine months ended December 27, 2009 and December 28, 2008, respectively. The results of operations for the three and nine months ended December 27, 2009 are not necessarily indicative of the results to be expected for any future period.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Revenue Recognition

Refer to our Form 10-K for a full disclosure of our revenue accounting policies. Software has been an element of total revenue since the acquisition of Hifn on April 3, 2009. Software license revenue is recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is reasonably assured. Returns, including exchange rights for unsold licenses, are recorded based on agreed-upon return rates or historical experience and are deferred until the return rights expire.

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

To date software revenues have not been a significant part of our total revenues.

Research and Development Costs

Research and development costs consist primarily of salaries, employee benefits, depreciation, amortization, overhead, outside contractors and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. In accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which Exar defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, Exar has not capitalized any software development costs as of December 27, 2009.

Starting in fiscal 2010, some of our research and development costs are eligible for reimbursement under a contractual agreement. Amounts received under this arrangement are offset against research and development expense incurred as such research and development expenses are collected. For the three and nine months ended December 27, 2009, Exar received $1.0 million and $3.4 million, respectively, for work performed, which was recorded as an offset to research and development expenses which are included in the “Research and development” line item on the condensed consolidated statement of operations for the three and nine months ended December 27, 2009.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB’s Emerging Issues Task Force (“EITF”) issued authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific-objective-evidence, third party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for our interim reporting period ending on June 25, 2011. Early adoption is permitted. We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements.

In September 2009, FASB’s EITF issued authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for our interim reporting period ending on June 25, 2011. Early adoption is permitted. We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements.

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

NOTE 3. BUSINESS COMBINATIONS

We periodically evaluate strategic acquisitions that build upon or expand our existing portfolio of intellectual property, markets, human capital and engineering talent, and seek to increase our leadership position in the areas in which we operate.

We account for each business combination by applying the acquisition method, which requires (i) identifying the acquiree; (ii) determining the acquisition date; (iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquiree at their acquisition date fair value; and (iv) recognizing and measuring goodwill or a gain from a bargain purchase.

Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, we typically account for the acquired contingencies using existing guidance for a reasonable estimate.

To establish fair value we measure the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants. The measurement assumes the highest and best use of the asset by the market participants that would maximize the value of the asset or the group of assets within which the asset would be used at the measurement date, even if the intended use of the asset is different.

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

In-process research and development (“IPR&D”) assets are considered an indefinite-lived intangible asset and are not subject to amortization. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment, of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed or abandoned, the useful life of the IPR&D asset is determined and amortized accordingly.

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

Consideration

We expected to pay approximately $4.95 million in cash for Galazar, representing the fair value of total consideration transferred. This amount included approximately $1.0 million contingent consideration that, for the purposes of valuation, was assigned a 95% probability or a fair value of $0.95 million. This payment was contingent on Galazar achieving a project milestone within a twelve-month period following the close of the transaction. This milestone was met during the third fiscal quarter and $1.0 million was paid in cash. The additional $50,000 was expensed and included in the “Research and development” line item on the condensed consolidated statement of operations for the three and nine months ended December 27, 2009

Acquisition-Related Costs

Acquisition-related costs, or deal costs, which are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations for the nine months ended December 27, 2009, were $617,000. No acquisition-related costs were incurred during the three months ended December 27, 2009.

Purchase Price Allocation

The allocation of the purchase price to Galazar’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded severance cost of $100,000 and $234,000 for the three and nine months ended December 27, 2009, respectively.

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

There were no adjustments, in the three months ended December 27, 2009, to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on June 17, 2009 in the Galazar acquisition.

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

Property, plant and equipment —The basis used for our analysis is the fair value in continued use, which is expressed in terms of the price a willing and informed buyer would pay contemplating continued use of the assets in place for the purpose for which they were designed, engineered, installed, fabricated and erected.

Intangible assets— The fair value of existing technology, patents/core technology, IPR&D, customer relationships, order backlog and tradenames/trademarks were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 35%. The discount rate used to value the existing intangible assets was 28%.

Acquired In-Process Research and Development —The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product and to date has incurred approximately $2.3 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $7.2 million, based on the project development timeline and resource requirements, and is scheduled for completion by April 2011. The percentage of completion for the project was estimated at 70% at the acquisition date.

Acquisition of Hifn

On April 3, 2009, we completed the acquisition of all of the outstanding shares of Hifn. Hifn is a provider of network-and storage-security and data reduction products that simplify the way major network and storage OEMs, as well as SMEs, efficiently and securely share, retain, access and protect critical data. Hifn’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning April 4, 2009.

Consideration

The following table summarizes the consideration paid for Hifn, representing the fair value of total consideration transferred (in thousands):

Amounts
Cash	$56,825
Equity instruments	2,784

Total consideration paid	$59,609

The $2.8 million estimated fair value for equity instruments represented approximately 429,600 shares of Exar’s common stock, valued at $6.48 per share, the closing price reported on the NASDAQ Global Market on April 3, 2009 (the acquisition date).

Acquisition-Related Costs

Acquisition-related costs, or deal costs, which are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations for the fiscal year ended March 29, 2009 and the nine months ended December 27, 2009, were $778,000 and $1.5 million, respectively.

Purchase Price Allocation

The allocation of the purchase price to Hifn’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded $180,000 and $983,000 in restructuring expenses for the three and nine months ended December 27, 2009, respectively, relating to severance and a building lease obligation in Los Gatos, California.

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The $2.2 million in goodwill resulted primarily from our expected future product sales synergies from combining Hifn’s products with our product offerings. Goodwill is not deductible for tax purposes. We have up to twelve months from the closing date of the acquisition to adjust pre-acquisition contingencies, if any.

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on April 3, 2009 in the Hifn acquisition was as follows (in thousands):

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

There were no adjustments, in the three months ended December 27, 2009, to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on April 3, 2009 in the Hifn acquisition.

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

Property, plant and equipment—The basis used for our analysis is the fair value in continued use, which is expressed in terms of the price a willing and informed buyer would pay contemplating continued use as part of the assets in place for the purpose for which they were designed, engineered, installed, fabricated and erected.

Intangible assets—The fair value of existing technology, patents/core technology, in-process research and development, research and development reimbursement contract, customer relationships, order backlog and tradenames/trademarks were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 30%. The discount rate used to value the existing intangible assets was 14%.

Acquired In-Process Research and Development—The IPR&D projects underway at Hifn at the acquisition date were in the security processors and flow through product families, each consisting of one project, and to date have incurred approximately $2.6 million and $1.1 million in costs, respectively. The percentage of completion for these projects, at the date of acquisition, was 90% and 30%, respectively. The total research and development expenditures expected to be incurred to complete the security processors and flow through projects are approximately $2.1 million and $0.7 million, respectively, based on project development timelines and resource requirements. IPR&D projects for security processors and flow through are scheduled for completion by April 2010 and January 2010, respectively.

Pro Forma Financial Information for Hifn and Galazar

The following unaudited pro forma financial information is based on the respective historical financial statements of Exar, Hifn and Galazar. The unaudited pro forma financial information reflects the results of operations as if the acquisition of Hifn and Galazar occurred at the beginning of each period and includes the amortization of the resulting identifiable acquired intangible assets and the effects of the estimated write-up of Hifn and Galazar inventory to fair value on cost of goods sold. These unaudited pro forma financial information adjustments reflect their related tax effects. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the results of operations for future periods or what actually would have been realized had Exar, Hifn and Galazar been a consolidated entity during the periods presented.

The amounts of Hifn’s and Galazar’s revenue included in Exar’s condensed consolidated statements of operations for the three and nine months ended December 27, 2009, and the revenue and earnings of the combined entity had the acquisition date been March 30, 2008, were as follows (in thousands except for per share data):

	Revenue (1)	Net Loss (1)(2)	Loss Per Shares Basic and Diluted (2)
Actual included in this quarter	$7,294	N/A	N/A

Actual included for the nine months ended December 27, 2009	20,404	N/A	N/A

Supplement pro forma for the nine months ended
December 27, 2009	97,075	$(27,439)	$(0.63)
December 28, 2008	120,603	(84,256)	(1.97)

(1)	Pro forma information for the nine months ended December 27, 2009 and December 28, 2008 includes Hifn’s and Galazar’s financial results for the periods April 1, 2009 through December 27, 2009 and April 1, 2008 through December 31, 2008, respectively.
(2)	As a result of the Hifn and Galazar integration it was deemed impractical to determine net loss and earnings per share for the two entities.

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

Level 1	–	Quoted prices in active markets for identical assets or liabilities.

Level 2	–	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our investment assets, measured at fair value on a recurring basis, as of December 27, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,846	$—	$—	$19,846
U.S. Treasury securities	10,424	—	—	10,424
Asset-backed securities	—	17,713	—	17,713
Mortgage-backed securities	—	55,016	—	55,016
Other fixed income available-for-sale securities	—	112,937	—	112,937

Total financial instruments owned	$30,270	$185,666	$—	$215,936

Our investment assets, measured at fair value on a recurring basis, as of March 29, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,332	$—	$—	$26,332
U.S. Treasury securities	4,327	—	—	4,327
Asset-backed securities	—	8,559	—	8,559
Mortgage-backed securities	—	26,464	—	26,464
Other fixed income available-for-sale securities	—	188,952	—	188,952

Total financial instruments owned	$30,659	$223,975	$—	$254,634

Our cash, cash equivalents and short-term marketable securities as of December 27, 2009 and March 29, 2009 were as follows (in thousands):

	December 27, 2009	March 29, 2009
Cash and cash equivalents
Cash in financial institutions	$2,320	$1,709

Cash equivalents
Money market funds	19,846	26,332
U.S. government and agency securities	—	60,961

Total cash equivalents	19,846	87,293

Total cash and cash equivalents	$22,166	$89,002

Short-term marketable securities
U.S. government and agency securities	$60,840	$104,130
Corporate bonds and commercial paper	62,521	28,188
Asset-backed securities	17,713	8,559
Mortgage-backed securities	55,016	26,464

Total short-term marketable securities	$196,090	$167,341

Our marketable securities include municipal securities, commercial paper, asset and mortgage-backed securities, corporate bonds and government securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities are classified as cash equivalents if the maturity from the date of purchase is 90 days or less and as short-term marketable securities for those with maturities, from the date of purchase, in excess of 90 days which we intend to sell as necessary to meet our liquidity requirements.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the “Other income and expense, net” section in the condensed consolidated statements of operations.

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the “Interest income and other, net” line item of the condensed consolidated statements of operation.

Net realized losses on marketable securities for three months ended December 27, 2009 were $58,000. Net realized gains on marketable securities for the three months ended December 28, 2008 were $27,000. Net realized gains on marketable securities for the nine months ended December 27, 2009 was $100,000. Net realized loss on marketable securities for the nine months ended December 28, 2008 was $245,000.

The following table summarizes our investments in cash equivalents and marketable securities as of December 27, 2009 and March 29, 2009 (in thousands):

	December 27, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$19,846	$—	$—	$19,846
Corporate bonds and commercial paper	61,706	859	(44)	62,521
U.S. government and agency securities	59,729	1,132	(21)	60,840
Asset and mortgage-backed securities	72,236	576	(83)	72,729

Total investment	$213,517	$2,567	$(148)	$215,936

	March 29, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$26,332	$—	$—	$26,332
Corporate bonds and commercial paper	28,169	160	(141)	28,188
U.S. government and agency securities	163,750	1,379	(38)	165,091
Asset and mortgage-backed securities	35,070	317	(364)	35,023

Total investment	$253,321	$1,856	$(543)	$254,634

As of December 27, 2009, asset-backed and mortgage-backed securities accounted for 8% and 25%, respectively, of our total investments in marketable securities of $215.9 million. The asset-back securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Form 10-Q, we have sufficient liquidity and do not intend to sell these securities nor realize any significant losses in the short term. As of December 27, 2009, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $493,000.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in the “Interest income and other, net” line item in the condensed consolidated statement of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the “Accumulated other comprehensive income” line item in the condensed consolidated balance sheets. As of December 27, 2009, there was $1.5 million of net unrealized gains net of tax from our Level 1 and Level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains and losses and declines in value of our investments judged to be other-than-temporary are reported in the “Impairment charges on investments” line item in the condensed consolidated statements of operations. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of $0.6 million during our fiscal year ended March 29, 2009.

In the second quarter of fiscal 2010, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal 2010.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at December 27, 2009 and March 29, 2009 by expected maturity were as follows (in thousands):

	December 27, 2009		March 29, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$99,191	$99,969	$183,724	$183,742
Due in 1 to 5 years	114,326	115,967	69,597	70,892

Total	$213,517	$215,936	$253,321	$254,634

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of December 27, 2009 and March 29, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 27, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$11,085	$(51)	$—	$—	$11,085	$(51)
U.S. government and agency securities	1,993	(14)	—	—	1,993	(14)
Asset and mortgage-backed securities	14,107	(38)	468	(45)	14,575	(83)

Total	$27,185	$(103)	$468	$(45)	$27,653	$(148)

	March 29, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$10,144	$(106)	$3,614	$(35)	$13,758	$(141)
U.S. government and agency securities	62,128	(38)	—	—	62,128	(38)
Asset and mortgage-backed securities	8,913	(50)	887	(314)	9,800	(364)

Total	$81,185	$(194)	$4,501	$(349)	$85,686	$(543)

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

During the third quarter of fiscal 2010, no events or changes in circumstances suggested that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis. We recorded a goodwill impairment charge totaling $46.2 million and $128.5 million in fiscal years 2009 and 2008, respectively, which reduced the carrying amount to zero prior to the additions of Hifn and Galazar during the first quarter of fiscal year 2010.

The changes in the carrying amount of goodwill for the nine months ended December 27, 2009 were as follows (in thousands):

Amount
Balance as of March 29, 2009	$—
Goodwill addition in connection with the Hifn acquisition	2,249
Goodwill addition in connection with the Galazar acquisition	372

Balance as of December 27, 2009	$2,621

Intangible Assets

Our purchased intangible assets at December 27, 2009 and March 29, 2009 were as follows (in thousands):

	December 27, 2009			March 29, 2009
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$29,521	$(14,288)	$15,233	$16,870	$(10,798)	$6,072
Patents/Core technology	3,592	(1,553)	2,039	1,692	(1,189)	503
In-process research and development	1,900	—	1,900	—	—	—
Research and development reimbursement contract	4,500	(1,641)	2,859	—	—	—
Customer backlog	1,300	(1,300)	—	340	(340)	—
Distributor relationships	1,264	(892)	372	1,264	(817)	447
Customer relationships	2,570	(682)	1,888	770	(460)	310
Tradenames/Trademarks	977	(351)	626	177	(150)	27

Total	$45,624	$(20,707)	$24,917	$21,113	$(13,754)	$7,359

The IPR&D assets are considered indefinite-lived intangible assets and are not subject to amortization. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each IPR&D asset with its carrying amount. If the carrying amount of the IPR&D assets exceed their fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D assets will be their new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D activities have been completed or abandoned, the useful life of the IPR&D assets are reviewed for appropriateness.

As of December 27, 2009 there were no indicators that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for periods presented below were as follows:

	Weighted Average Lives	Three Months Ended		Nine Months Ended
		December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in months)	(in thousands)
Existing technology	66	$1,216	$1,061	$3,490	$3,628
Patents/Core technology	60	129	102	364	371
Research and development reimbursement contracts	24	563	—	1,641	—
Customer backlog	6	42	—	960	—
Distributor relationships	72	25	70	75	255
Customer relationships	83	82	40	222	144
Tradenames/Trademarks	36	71	13	201	47

Total		$2,128	$1,286	$6,953	$4,445

The estimated future amortization expenses, by fiscal year, for our purchased intangible assets are summarized below (in thousands):

Fiscal Year	Amount
2010 (3 months remaining)	$2,257
2011	8,440
2012	4,843
2013	4,185
2014	3,597
2015 and thereafter	1,595

Total estimated amortization	$24,917

NOTE 6. LONG-TERM INVESTMENTS

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invested primarily in private companies in the telecommunications and/or networking industry. We account for this non-marketable equity investment under the cost method. We have periodically reviewed and determined whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

Our investment in TechFarm Ventures L.P. (“TechFarm Fund”), to which we contributed $4.0 million in capital since we became a limited partner in May 2001, had a carrying amount of zero as of March 29, 2009, reflecting the net of the capital contribution and the cumulative impairment charges.

As of December 27, 2009 and March 29, 2009, our long-term investments balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets were as follows (in thousands):

Long-term investments	December 27, 2009	March 29, 2009
Skypoint Fund	$1,435	$1,660

We have made $4.5 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $36,500 to the fund during the nine months ended December 27, 2009. As of December 27, 2009, we have a remaining obligation of $0.5 million to the fund upon its request.

The carrying amount of $1.4 million reflects the net of the capital contribution, accumulative impairment charges and capital distributions.

Impairment

In the second quarter of fiscal 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $154,000 in addition to the $72,000 recorded in the first quarter of fiscal 2010.

NOTE 7. RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), owned approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of December 27, 2009. As such, Alonim is our largest stockholder.

Our sales to Future are made at arm’s length under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 28% and 35% of our total net sales for the third quarters of fiscal 2010 and fiscal 2009, respectively. It accounted for 27% and 35% of our total net sales for the nine months ended December 27, 2009 and December 28, 2008, respectively.

We reimbursed Future for $7,000 and $21,000 of expenses for marketing promotional materials for the third quarters of fiscal 2010 and fiscal 2009, respectively. We reimbursed Future for $27,000 and $38,000 of expenses for marketing promotional materials for the nine months ended December 27, 2009 and December 28, 2008, respectively. A full discussion of our revenue accounting policies can be found in “Part III, Item 8. Financial Statements and Supplementary Data, Note 2. Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

NOTE 8. RESTRUCTURING

As part of the Hifn acquisition we assumed a lease obligation for the Hifn facility located in Los Gatos, California, which expired in September 2009. As of September 27, 2009 there were no further lease payments due. In addition, during the three and nine months ended December 27, 2009, we incurred severance expenses of $180,000 and $780,000 in connection with the Hifn acquisition, respectively.

As part of the Galazar acquisition we incurred severance cost of $100,000 and $234,000, respectively, for the three and nine months ended December 27, 2009.

In connection with the Sipex acquisition in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with current economic conditions. The Sipex restructuring costs were accounted for as liabilities assumed as part of the business combination.

Our restructuring liabilities were included in the “Other accrued expenses” line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the three and nine months ended December 27, 2009 are summarized as follows (in thousands):

	Facility Costs	Severance Costs	Total Restructuring Liability
Balance at March 29, 2009	$375	$8	$383
Payments	(272)	(8)	(280)
Additional accruals	202	—	202

Balance December 27, 2009	$305	$—	$305

Of the $305,000 remaining facility related balance, $275,000 is expected to be paid during the remaining term of the Sipex lease contract which extends through March 2012.

NOTE 9. INVENTORIES

As of December 27, 2009 and March 29, 2009, our inventories consisted of the following (in thousands):

	December 27, 2009	March 29, 2009
Work-in-process	$8,208	$9,175
Finished goods	5,415	6,503

Total Inventories	$13,623	$15,678

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

As of December 27, 2009 and March 29, 2009, our property, plant and equipment consisted of the following (in thousands):

	December 27, 2009	March 29, 2009
Land	$11,960	$11,960
Building and leasehold improvements	23,383	22,641
Machinery and equipment	45,287	40,971
Software and licenses	34,001	28,704

Property, plant and equipment, total	114,631	104,276
Accumulated depreciation and amortization	(70,773)	(61,727)

Property, plant and equipment, net	$43,858	$42,549

NOTE 11. LOSS PER SHARE

Basic loss per share, excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods. Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock were exercised for common stock, and the common stock underlying restricted stock units (“RSUs”) were issued using the treasury stock method.

A summary of our loss per share for the periods presented is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net loss	$(3,762)	$(63,823)	$(24,800)	$(68,471)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	43,648	42,889	43,504	42,866
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in computation of diluted loss per share	43,648	42,889	43,504	42,866

Loss per share—basic and diluted	$(0.09)	$(1.49)	$(0.57)	$(1.60)

For the three and nine months ended December 27, 2009, as we incurred a net loss, the weighted average number of shares of common stock outstanding equals the weighted average number of shares of common stock and common stock equivalent assuming dilution. Approximately 314,000 and 321,000 shares underlying options and RSUs for the three and nine months ended December 27, 2009, respectively, were excluded from our loss per share calculation under the treasury method. Had we had income for the period, our diluted shares would have increased by the aforementioned amounts.

For the three and nine months ended December 27, 2009, options to purchase approximately 5.1 million and 4.8 million shares of common stock, respectively, at exercise prices ranging from $7.11 to $86.10 and $6.97 to $86.10, respectively, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 280,000 shares of common stock with an exercise price of $9.63 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method.

Our application of the treasury stock method in determining the dilutive effect of stock options and RSUs includes assumed cash proceeds from option exercises, the average unamortized stock-based compensation expense for the period, and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

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

During the three and nine months ended December 27, 2009, we did not repurchase any shares under the 2007 SRP. We repurchased a total of 0.1 million and 1.6 million shares, respectively, of our common stock at an aggregate cost of $0.5 million and $13.4 million, respectively, under the 2007 SRP during the three and nine months ended December 28, 2008.

As of December 27, 2009, the remaining authorized amount available under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date.

NOTE 13. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

We are authorized to issue 4.5 million shares of common stock under our ESPP. There were 1.5 million shares of common stock reserved for future issuance under our ESPP at December 27, 2009.

During the nine months ended December 27, 2009, we issued 41,000 shares of our common stock at a weighted average price of $6.58 to the participating employees under our ESPP.

Equity Incentive Plans

We currently have four equity incentive plans including the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and three other equity plans assumed upon our August 2007 acquisition of Sipex: the Sipex Corporation 2000 Non-Qualified Stock Option Plan, the Sipex Corporation Amended and Restated 2002 Non-Statutory Stock Option Plan and the Sipex Corporation 2006 Equity Incentive Plan (collectively, the “Sipex Plans”).

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of the Company hired after the Sipex acquisition. At December 27, 2009, there were 1.8 million shares available for future grant under all our equity incentive plans.

As of December 27, 2009 and March 29, 2009, there were options to purchase 5.2 million and 3.4 million shares, respectively, of our common stock outstanding under all stock option plans.

Stock Option Activities

Our stock option transactions during the nine months ended December 27, 2009 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at March 29, 2009	3,406,091	$9.48	5.37	$128,514
Options granted	2,451,350	6.75
Options exercised	(17,214)	5.77
Options cancelled	(249,300)	14.55
Options forfeited	(341,690)	8.96

Balance at December 27, 2009	5,249,237	$8.01	5.50	$1,524,195

Vested and expected to vest, December 27, 2009	4,613,341	$8.09	5.45	$1,331,976

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $7.14 and $6.17 as of December 27, 2009 and March 29, 2009, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

The total number of vested and exercisable in-the-money options was 0.2 million shares as of each of December 27, 2009 and March 29, 2009.

Total unrecognized stock-based compensation cost was $9.2 million at December 27, 2009, which is expected to be recognized over a weighted average period of 3.0 years.

RSUs

Our RSU transactions during the nine months ended December 27, 2009 are summarized as follows:

	Shares	Weighted Average Grand-Date Fair Market Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Unvested at March 29, 2009	730,237	$8.36	1.14	$4,505,562
Granted	541,384	7.24
Issued and released	(324,425)	6.89
Cancelled	(69,904)	9.24

Unvested at December 27, 2009	877,292	$8.08	1.25	$6,263,865

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in our fiscal 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. Based on our assessment of meeting the performance targets established and the probability that these targets will be achieved, we recorded no compensation expense related to these grants for the three and nine months ended December 27, 2009. No such grants were made in the three and nine months ended December 28, 2008.

The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs at the end of each period.

For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

At December 27, 2009, there were RSUs corresponding to approximately 0.9 million shares of our common stock outstanding with an unrecognized stock-based compensation cost of approximately $4.0 million to be recognized as compensation expense over a weighted average period of 1.22 years.

Stock-Based Compensation Expense

The following table summarized stock-based compensation expense, in accordance with FASB authoritative guidance, related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Cost of sales	$117	$105	$384	$471
Research and development	467	392	1,701	1,231
Selling, general and administrative	752	769	2,226	2,013

Total stock-based compensation expense	$1,336	$1,266	$4,311	$3,715

Stock-based compensation expense for the three and nine months ended December 27, 2009 includes $138,000 and $426,000, respectively, of incremental stock-based compensation expense, associated with RSU awards covering an aggregate of 344,000 shares of our common stock issued in exchange for the options surrendered pursuant to the October 23, 2008 option exchange program. Refer to our Form 10-K for the fiscal year ended March 29, 2009 for a full disclosure on our option exchange program.

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Expected term of options (years)	4.7 – 4.9	4.6 – 4.8	4.7 – 4.9	4.6 – 4.8
Risk-free interest rate	2.2 – 2.3%	1.9 – 2.0%	2.1 – 2.5%	1.9 – 3.2%
Expected volatility	37 – 38%	35%	37 – 38%	30 – 35%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$2.47	$2.17	$2.40	$2.58

NOTE 14. COMPREHENSIVE INCOME (LOSS)

Our comprehensive loss for the fiscal periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net loss	$(3,762)	$(63,823)	$(24,800)	$(68,471)
Other comprehensive loss:
Change in unrealized income (loss), on marketable securities, net of tax	(223)	1,836	689	(171)

Total other comprehensive income (loss)	(223)	1,836	689	(171)

Comprehensive loss	$(3,985)	$(61,987)	$(24,111)	$(68,642)

NOTE 15. LEASE FINANCING OBLIGATION

In connection with our August 2007 acquisition of Sipex, we assumed a lease financing obligation related to a facility located in Milpitas, California (the “Hillview Facility”). The lease term expires in March 2011 with average lease payments over the term of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction with the obligation included in the “Short-term and Long-term lease financing obligations” line items on our condensed consolidated balance sheets. The effective interest rate is 8.2%. Depreciation for the Hillview Facility was recorded over the straight-line method for the remaining useful life and was $88,000 and $264,000, respectively, for the three and nine months ended December 27, 2009.

At the end of the lease term, the estimated final lease obligation will be approximately $12.2 million, which we will settle by returning the Hillview Facility to the lessor.

We sublet the Hillview Facility in April 2008. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.4 million for the duration of the sublease term. The sublease income for the three and nine months ended December 27, 2009 was $353,000 and $1.1 million, respectively, and was recorded in the “Interest income and other, net” line item in our condensed consolidated statements of operations.

We have also acquired engineering design tools (“design tools”) under capital leases and have recorded them in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tool obligations were included in the “Short-term and Long-term lease financing obligations” lines item in our condensed consolidated balance sheets.

Future minimum lease payments for the lease financing obligations as of December 27, 2009 were as follows (in thousands):

Fiscal Years	Hillview Facility	Design Tools	Total	Expected Sublease Income
2010 (3 months remaining)	$353	$1,013	$1,366	$353
2011	13,624	3,676	17,300	1,412
2012	—	1,442	1,442	—

Total minimum lease payments	13,977	6,131	20,108	1,765
Less: amount representing interest	(1,280)	(471)	(1,751)	—
Less: amount representing maintenance	—	(309)	(309)	—

Present value of minimum lease payments	12,697	5,351	18,048	1,765
Less: current portion of lease financing obligation	(417)	(3,104)	(3,521)	—

Long-term lease financing obligation	$12,280	$2,247	$14,527	$1,765

For the three and nine months ended December 27, 2009, interest expense totaled $320,000 and $966,000, respectively, for the Hillview Facility lease financing obligation and design tools. For the three and nine months ended December 28, 2008, interest expense totaled $323,000 and $954,000, respectively, for the Hillview Facility lease financing obligation and design tools.

Of the $13.6 million to be paid in fiscal year 2011, $1.4 million will be paid in cash and the remainder will be settled by returning the Hillview Facility to the lessor at the end of the lease term in March 2011.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. The program was approved by the state and implementation started in October 2009. As such, we accrued an additional $58,000, increasing our liability to $250,000. This accrual includes approximately $200,000 for various remediation options under consideration and $50,000 for future annual monitoring. As of December 27, 2009 the outstanding liability was $147,000, net of payments of $103,000, during the nine months ended December 27, 2009.

Sipex, which we acquired in August 2007, entered into a definitive Master Agreement with Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China. Silan is a China-based semiconductor foundry. This transaction was related to the closing of Sipex wafer fabrication operations located in Milpitas, California. Under this agreement, Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for five years beginning February 2006. There were open purchase orders for approximately $1.8 million outstanding as of December 27, 2009.

Generally, we warrant all of our products against defects in materials and workmanship for a period of 90 days and occasionally we may provide an extended warranty of up to two years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of December 27, 2009 were immaterial.

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

On March 4, 2005, we filed a complaint in Santa Clara County Superior Court against Vicor. In the complaint, we sought a declaration regarding the respective rights and obligations, including warranty and indemnity rights and obligations, under the written contracts between us and Vicor for the sale of untested, semi-custom wafers. In addition, we sought a declaration that we were not responsible for any damages that Vicor must pay to Ericsson or any other customer of Vicor arising from claims that Vicor sold allegedly defective products. On March 17, 2005, Vicor filed a cross-complaint against us (and the owners and operators of the foundry which supplied the untested, semi-custom wafers that we sold to Vicor). In the cross-complaint, Vicor asserted that it is entitled to indemnification from us for any damages that Vicor must pay to Ericsson or other Vicor customers resulting from Vicor’s sale of allegedly defective products. Following a motion to dismiss, Vicor filed an amended cross-complaint on August 1, 2005 asserting only a request for a declaration that we were obligated to indemnify Vicor for any damages resulting from claims brought against Vicor by its customers. We answered Vicor’s amended cross-complaint on September 2, 2005. The Santa Clara action was transferred to San Diego for coordination with the Ericsson San Diego County action on August 18, 2006. On September 29, 2009,

Exar and Vicor entered into a settlement agreement that resolves all outstanding claims between the parties in exchange for an undisclosed payment from Vicor to Exar. A joint request for dismissal of the one pending action between the parties has been filed, and entered by the Court in San Diego County. All pending actions between Exar and Vicor have now been dismissed.

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

The case was remanded to Middlesex Superior Court for further proceedings. Sipex served its motion for leave to file renewed motions for summary judgment on August 11, 2008, and Mr. DiPietro served his opposition on August 21, 2008. On October 14, 2008, the Court heard arguments on Sipex’s motion for leave to file renewed motions for summary judgment. The Court denied Sipex’s motion on October 16, 2008. A pre-trial conference was held on February 3, 2009. At that time, opposing counsel requested a continuance due to a family emergency, and the trial was rescheduled for April 27, 2009. After a further continuance, the trial was scheduled for July 27, 2009. Before the scheduled trial date of July 27, 2009 commenced, the parties were able to negotiate a settlement agreement. A final settlement agreement was executed and the joint stipulation of dismissal was filed and entered by the Superior Court on August 14, 2009. All pending actions between Exar and Mr. DiPietro have now been dismissed.

NOTE 18. INCOME TAX

During the three months ended December 27, 2009 and December 28, 2008, we recorded an income tax benefit of $43,000 and $70,000, respectively. During the nine months ended December 27, 2009 and December 28, 2008, we recorded an income tax benefit of $652,000 and $129,000, respectively. During the three and nine months ended December 27, 2009, the tax benefit recorded was primarily due to benefits recorded for true-up adjustment for prior year tax expense and net operating losses.

Unrecognized tax benefits increased by $2.6 million, from $13.2 million to $15.8 million, during the three months ended December 27, 2009. The increase in unrecognized tax benefits was primarily a result of increased unrecognized tax benefits on R&D tax credits and the allocation of income and expense among operating entities that was partially offset by a decrease in the unrecognized tax benefits due to the release of FIN 48 reserves related to the expiration of the statute of limitations. If recognized, $13.3 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance.

Estimated interest and penalties related to income taxes are classified as a component of the provision for income taxes in our condensed consolidated statement of operations. Accrued interest and penalties were $0.3 million at the end of the third quarters of each of fiscal 2010 and 2009, respectively.

Our only major tax jurisdictions are the United States federal and those of various states. The fiscal years 1998 through 2009 remain open and subject to examinations by the appropriate governmental agencies in the United States, with fiscal years 2001 through 2009 open to audits in certain of our state jurisdictions.

NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment. We design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including power management, interface and datacom. The nature of our products and production processes and the type of customers and distribution methods are consistent among all of our products.

Our net sales by product line for the fiscal periods presented are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Datacom	$12,416	$6,191	$36,580	$21,513
Interface	15,655	14,062	43,529	50,542
Power Management	5,860	6,052	16,272	19,209

Total net sales	$33,931	$26,305	$96,381	$91,264

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic area represent sales to unaffiliated customers.

Our net sales by geographic area for the fiscal periods presented are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
United States	$9,079	$6,664	$24,757	$23,091
China	10,904	5,950	33,800	20,197
Singapore	3,907	3,240	10,530	11,682
Japan	2,080	1,578	5,446	6,273
Italy	727	1,687	2,246	4,394
Europe (excludes Italy)	4,175	4,529	11,422	15,447
Rest of world	3,059	2,657	8,180	10,180

Total net sales	$33,931	$26,305	$96,381	$91,264

Substantially all of our long-lived assets at each of December 27, 2009 and March 29, 2009 were located in the United States.

NOTE 20. SUBSEQUENT EVENTS

Management evaluated all subsequent events through February 5, 2010, the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A. Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) our revenue growth, (2) our future gross profits, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the volatile global economic and financial market conditions, and (12) anticipated results in connection with the acquisition of hi/fn, inc. (“Hifn”) and Galazar Networks Inc. (“Galazar”). Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the fiscal year ended March 29, 2009 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended December 27, 2009 are not necessarily indicative of results to be expected for any future period.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consist of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2010 and fiscal year 2009 are comprised of a 52-week period.

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

On April 3, 2009, we completed the acquisition of Hifn, a fabless semiconductor company that was founded in 1996, spun off from Stac, Inc. in 1999 and traded on the NASDAQ under the symbol “HIFN” since 1999, for total consideration of approximately $59.6 million, which consisted of 429,600 shares of Exar’s common stock with an estimated fair value of approximately $2.8 million, and $56.8 million in cash. The acquisition of Hifn expands and complements our product offerings in the enterprise storage, networking and telecom markets where we have had a significant base of business for more than 10 years. The Hifn technology adds world class compression and data deduplication products used in storage applications to optimize data and speed up data backup and retrieval. Hifn has also been a leading provider in security acceleration technology by providing encryption and compression products to the leading networking and telecom system manufacturers. The Hifn products complement the existing Exar connectivity solutions and provide us with a more significant product offering to our customers.

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

RESULTS OF OPERATIONS

We acquired Hifn on April 3, 2009 and Galazar on June 17, 2009 and consequently, our results of operations for the three and nine months ended December 27, 2009 include the results of those entities from the reported acquisition dates.

The increase in our net sales for the nine months ended December 27, 2009 as compared to the same period a year ago reflects the inclusion of sales derived from our Hifn and Galazar acquisitions partially offset by the effect of the downturn in the worldwide economy and its severe impact on the semiconductor industry. The increase in our net sales for the three months ended December 27, 2009 as compared to the same period a year ago reflects the inclusion of Hifn and Galazar net sales in the current fiscal period and the partial recovery of the semiconductor industry.

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the fiscal periods presented (in thousands):

	Three Months Ended				Change	Nine Months Ended
	December 27, 2009		December 28, 2008			December 27, 2009		December 28, 2008		Change
Net Sales:
Datacom	$12,416	37%	$6,191	24%	101%	$36,580	38%	$21,513	24%	70%
Interface	15,655	46%	14,062	53%	11%	43,529	45%	50,542	55%	(14%)
Power Management	5,860	17%	6,052	23%	(3%)	16,272	17%	19,209	21%	(15%)

Total	$33,931	100%	$26,305	100%		$96,381	100%	$91,264	100%

Datacom

Datacom products include network access, transmission and storage products, as well as encryption, data reduction and packet processing products from the Hifn acquisition and network transport products from the Galazar acquisition.

For the three months ended December 27, 2009, net sales of datacom products increased $6.2 million as compared to the same period a year ago and included $7.3 million of additional sales from Hifn and Galazar products. Net of this effect, net sales of network access, transmission and storage products for the third quarter of fiscal 2010 decreased $1.1 million primarily due to decreased volume of our SONET products.

For the nine months ended December 27, 2009, net sales of datacom products increased $15.1 million as compared to the same period a year ago and included $20.4 million of additional sales from Hifn and Galazar products. Net of this effect, net sales of network access, transmission and storage products for the nine months ended December 27, 2009 decreased $5.3 million, primarily due to decreased volume of our SONET and optical products.

Interface

Interface products include Universal Asynchronous Receiver/Transmitter (“UARTs”) and serial transceiver products.

For the three months ended December 27, 2009, net sales of interface products increased $1.6 million as compared to the same period a year ago, primarily due to increased volume of UARTs and serial transceiver sales.

For the nine months ended December 27, 2009, net sales of interface products decreased $7.0 million as compared to the same period a year ago, primarily due to decreased volume of UARTs and serial transceiver sales

Power Management

Power management products include DC-DC regulators and LED drivers.

For the three months ended December 27, 2009, net sales of power management products decreased $0.2 million as compared to the same period a year ago, primarily due to price erosion on a limited number of products.

For the nine months ended December 27, 2009, net sales of power management products decreased $2.9 million as compared to the same period a year ago, primarily due to decreased volumes and price erosion on a limited number of products.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the fiscal periods presented (in thousands):

	Three Months Ended				Change	Nine Months Ended				Change
	December 27, 2009		December 28, 2008			December 27, 2009		December 28, 2008
Net Sales:
Sell-through distributors	$17,105	50%	$16,147	61%	6%	$47,964	50%	$54,592	60%	(12)%
Direct and others	16,826	50%	10,158	39%	66%	48,417	50%	36,672	40%	32%

Total	$33,931	100%	$26,305	100%		$96,381	100%	$91,264	100%

For the three months ended December 27, 2009, net sales to our distributors for which we recognize revenue on the sell-through method included $0.2 million in sales of Hifn and Galazar products. Net sales to direct customers and other distributors for the third quarter of fiscal 2010 included $7.1 million in sales of Hifn and Galazar products.

For the nine months ended December 27, 2009, net sales to our distributors for which we recognize revenue on the sell-through method included $0.7 million in sales of Hifn and Galazar products. Net sales to direct customers and other distributors for the first nine months of fiscal 2010 included $19.7 million in sales of Hifn and Galazar products.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the fiscal periods presented (in thousands):

	Three Months Ended				Change	Nine Months Ended				Change
	December 27, 2009		December 28, 2008			December 27, 2009		December 28, 2008
Net Sales:
Americas	$9,449	28%	$6,838	26%	38%	$25,332	26%	$23,444	26%	8%
Asia	19,580	58%	13,251	50%	48%	57,381	60%	47,979	52%	20%
Europe	4,902	14%	6,216	24%	(21)%	13,668	14%	19,841	22%	(31)%

Total	$33,931	100%	$26,305	100%		$96,381	100%	$91,264	100%

For the three months ended December 27, 2009, net sales in the Americas, Asia and Europe included $3.3 million, $3.3 million and $0.7 million, respectively, of sales of Hifn and Galazar products.

For the nine months ended December 27, 2009, net sales in the Americas, Asia and Europe included $8.8 million, $10.2 million and $1.4 million, respectively, of sales of Hifn and Galazar products.

The increase in Asia for both the three and nine months ended December 27, 2009 as compared to the same periods a year ago was primarily due to increased sales to our China customers and distributors, which included $2.7 million and $8.6 million, respectively, in sales of Hifn and Galazar products.

The decrease in Europe for both the three and nine months ended December 27, 2009 as compared to the same periods a year ago was primarily a result of lower sales to two key customers.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the fiscal periods presented (in thousands):

	Three Months Ended				Change	Nine Months Ended				Change
	December 27, 2009		December 28, 2008			December 27, 2009		December 28, 2008
Net Sales	$33,931		$26,305			$96,381		$91,264
Cost of sales:
Cost of sales	15,686	46%	14,819	56%	6%	46,060	48%	48,392	53%	(5)%
Fair value adjustment of acquired inventories	92	—%	—	—%	100%	2,326	2%	—	—%	100%
Amortization of acquired intangible assets	1,108	4%	782	3%	42%	4,015	4%	2,693	3%	49%

Gross profit	$17,045	50%	$10,704	41%		$43,980	46%	$40,179	44%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets;

•	the amortization of inventory fair value of inventories acquired;

•	the provision for excess and obsolete inventory; and

•	the sale of previously reserved inventory.

The increase in gross profit, as a percentage of net sales, for the three months ended December 27, 2009 as compared to the prior period, was primarily due to sales of Hifn and Galazar products which include higher margins and cost improvements on inventory components, partially offset by an increase in amortization of acquired intangible assets.

The increase in gross profit, as a percentage of net sales, for the nine months ended December 27, 2009 as compared to the prior period, was primarily due to the higher margins on Hifn and Galazar products, improved margins on serial transceiver and power management products, a lower provision for excess and obsolete partially offset by amortization of the fair value of inventories acquired from Hifn and Galazar and manufacturing inefficiencies associated with shipping lower product volume as compared to the prior year.

Other Costs and Expenses

	Three Months Ended				Change	Nine Months Ended				Change
	December 27, 2009		December 28, 2008			December 27, 2009		December 28, 2008
Net Sales	$33,931		$26,305			$96,381		$91,264
R&D expense:
R&D—base	$10,444	31%	$7,064	27%	48%	$31,820	33%	$21,924	24%	45%
Stock-based compensation	467	1%	392	1%	19%	1,701	2%	1,231	1%	38%
Amortization expense—acquired intangibles	635	2%	199	1%	219%	1,858	2%	725	1%	156%
Acquisition related costs	128	—%	437	2%	(71)%	877	1%	437	1%	101%

Total R&D expense	$11,674	34%	$8,092	31%	44%	$36,256	38%	$24,317	27%	49%

SG&A expense:
SG&A—base	$9,462	28%	$7,772	30%	22%	$29,608	31%	$26,710	29%	11%
Stock-based compensation	751	2%	768	3%	(2)%	2,225	2%	2,012	2%	11%
Amortization expense—acquired intangibles	178	—%	122	—%	46%	499	1%	446	1%	12%
Acquisition related costs	297	1%	437	2%	(32)%	4,843	5%	978	1%	395%

Total SG&A expense	$10,688	31%	$9,099	35%	17%	$37,175	39%	$30,146	33%	23%

Research and Development (“R&D”)

Our R&D costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, engineering supplies and services, and use of in-house test equipment;

•	amortization of acquired intangible assets; and

•	facilities expenses.

For the three and nine months ended December 27, 2009, base R&D expenses increased $3.4 million and $9.9 million, respectively, as compared to the same periods a year ago, primarily due to increased labor expenses, higher mask tooling costs and software amortization and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn and Galazar partially offset by $1.0 million and $3.4 million, respectively, in the reimbursement of certain costs under a research and development contract.

Stock-based compensation expense recorded in R&D expenses was $0.5 million and $1.7 million for the three and nine months ended December 27, 2009, respectively, as compared to $0.4 million and $1.2 million, respectively, for the same periods a year ago. The increase in stock-based compensation expense as compared to the same periods a year ago was primarily due to new stock option and restricted stock unit (“RSU”) grants made to former Hifn and Galazar employees and the incremental costs associated with the employee stock option exchange in November 2008.

The growth in amortization expense — acquired intangibles for both the three and nine months ended December 27, 2009 as compared to prior periods a year ago relates to the amortization of intangible assets associated with the Hifn and Galazar acquisitions.

Acquisition related costs for the nine months ended December 27, 2009 are primarily associated with accelerated depreciation of $0.6 million relating to shortened remaining lives of equipment acquired in the Hifn acquisition and employee severance costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

For the three and nine months ended December 27, 2009, base SG&A expenses increased $1.7 million and $2.9 million, respectively, as compared to the same periods a year ago, primarily due to increased labor expenses and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn, and to a lesser extent, Galazar.

Stock-based compensation expense recorded in SG&A expenses was $0.8 million and $2.2 million for the three and the nine months ended December 29, 2009, respectively, as compared to $0.8 million and $2.0 million, respectively, for the same periods a year ago. The increase in stock-based compensation expense for the nine months ended December 27, 2009 as compared to the same period a year ago was primarily due to new stock option and RSU grants made to former Hifn and Galazar employees and the costs associated with the employee stock option exchange in November 2008.

Acquisition related costs for the three months ended December 27, 2009 are primarily related to professional fees in connection with the ongoing efforts to integrate the acquired companies and employee severance costs.

Acquisition related costs for the nine months ended December 27, 2009 primarily consist of $2.8 million in investment banker, printing, legal and other professional fees that are recorded as expenses related to business combinations and the accelerated depreciation of $0.8 million relating to shortened remaining lives of equipment acquired from Hifn and employee separation costs of $0.8 million, and building exit and moving costs of $0.3 million related to the Hifn Los Gatos facility.

Other Income and Expenses, Net

	Three Months Ended				Change	Nine Months Ended				Change
	December 27, 2009		December 28, 2008			December 27, 2009		December 28, 2008
Net Sales	$33,931		$26,305			$96,381		$91,264

Interest income and other, net	1,835	5%	2,570	10%	(29)%	5,289	5%	7,774	9%	(32)%
Interest expense	(323)	(1)%	(266)	(1)%	21%	(973)	(1)%	(927)	(1)%	5%
Impairment charges on investments	—	—%	(34)	—%	(100)%	(317)	—%	(1,487)	(2)%	(79)%

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	gains or losses on the sale or disposal of equipment.

For the three and nine months ended December 27, 2009, interest income and other, net decreased $0.7 million and $2.5 million, respectively, as compared to the same periods a year ago, primarily attributable to a decrease in interest income as a result of lower invested cash balances, lower yield of the investments and increased investment management fees as we transitioned the internally managed portion of our portfolio to our professional money managers.

Our Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet to a subtenant in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.4 million. The sublease also requires the subtenant to pay certain operating costs associated with subleasing the facility. The sublease income for the three and nine months ended December 27, 2009 was $0.4 million and $1.1 million, respectively. See “Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 15 – Lease Financing Obligation”.

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

Interest expense for the Hillview Facility lease financing and the design tools lease obligations was $0.3 million and $1.0 million for the three and nine months ended December 27, 2009, respectively.

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. We regularly review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains and losses and declines in value of our investments, both marketable and non-marketable, judged to be other-than-temporary are reported in the “Impairment charges on investments” line item in the condensed consolidated statements of operations.

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invested primarily in private companies in the telecommunications and/or networking industry. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

In the second quarter of fiscal 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $154,000 in addition to the $72,000 recorded in the first quarter of fiscal 2010.

In the second quarter of fiscal 2010 an investment in GSAA Home Equity, with a cost of $425,000, was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating and quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal 2010.

Benefit from Income Taxes

During the three months ended December 27, 2009 and December 28, 2008, we recorded an income tax benefit of $43,000 and $70,000, respectively. During the nine months ended December 27, 2009 and December 28, 2008, we recorded an income tax benefit of $0.7 million and $0.1 million, respectively. During the three and nine months ended December 27, 2009, the tax benefit was primarily due to benefits recorded for a true-up adjustment of prior year tax expense and net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	December 27, 2009	December 28, 2008
	(dollars in thousands)
Cash and cash equivalents	$22,166	$70,835
Short-term investments	196,090	186,646

Total cash, cash equivalents, and short-term investments	$218,256	$257,481

Percentage of total assets	66%	75%

Net cash (used in) provided by operating activities	$(1,392)	$3,996
Net cash used in investing activities	(63,761)	(43,420)
Net cash used in financing activities	(1,683)	(11,757)

Net decrease in cash and cash equivalents	$(66,836)	$(51,181)

Our net loss was $24.8 million for the nine months ended December 27, 2009. After adjustments for non-cash items and changes in working capital, we used $1.4 million of cash through operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $15.6 million;

•	stock-based compensation expense of $4.3 million; and

•	provision for sales returns and allowances of $7.9 million.

Working capital changes included:

•	a $13.2 million increase in accounts receivable primarily due to an increase in revenues and timing of customer payments at the end of the quarter;

•	a fair value adjustments of acquired inventories included in cost of sales of $2.3 million;

•	a $4.7 million decrease in inventory primarily as a result of increased shipments and a reduction in material and assembly purchases;

•	a $1.4 million increase in accounts payable due to the timing of every other week check runs; and

•	a $2.4 million increase in deferred income due to increased distributors’ shipments.

In the nine months ended December 27, 2009, net cash used in investing activities reflects purchases of short-term marketable securities, net of sales and maturities, of $14.3 million, together with $4.7 million in purchases of property, plant and equipment and intellectual property.

As previously discussed, we acquired Hifn and Galazar on April 3, 2009 and June 17, 2009, respectively. Cash used in these acquisitions, net of cash acquired, was $40.3 million and $4.4 million, respectively.

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

On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the nine months ended December 27, 2009, we did not repurchase any of our common stock under the 2007 SRP. As of December 27, 2009, the remaining authorized amount available under the 2007 SRP was $11.8 million with no termination date.

We repurchased a total of 1.6 million shares of our common stock at an aggregate cost of $13.4 million under the 2007 SRP during the nine months ended December 28, 2008.

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

The following table summarizes our investments in cash equivalents and marketable securities (in thousands):

	December 27, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$19,846	$—	$—	$19,846
Corporate bonds and commercial paper	61,706	859	(44)	62,521
U.S. government and agency securities	59,729	1,132	(21)	60,840
Asset and mortgage-backed securities	72,236	576	(83)	72,729

Total investment	$213,517	$2,567	$(148)	$215,936

	March 29, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$26,332	$—	$—	$26,332
Corporate bonds and commercial paper	28,169	160	(141)	28,188
U.S. government and agency securities	163,750	1,379	(38)	165,091
Asset and mortgage-backed securities	35,070	317	(364)	35,023

Total investment	$253,321	$1,856	$(543)	$254,634

As of December 27, 2009, our fixed income investment securities included asset-backed and mortgage-backed securities, that accounted for 8% and 26%, respectively, of our total investments. The asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Form 10-Q, we have sufficient liquidity and do not intend to sell these securities nor realize any significant losses in the short term. As of December 27, 2009, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $493,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 27, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

SUBSEQUENT EVENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 20—Subsequent Events.”

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at December 27, 2009 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitment (1)	$12,176	$11,676	$500	$—	$—
Long-term lease financing obligation (2)	7,942	5,122	2,820	—	—
Lease obligations (3)	1,149	651	498	—	—
Long-term investment commitments (Skypoint Fund) (4)	474	474	—	—	—
Remediation commitment (5)	147	97	10	40	—

Total	$21,888	$18,020	$3,828	$40	$—

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $3.5 million as of December 27, 2009 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.
(2)	Excludes approximately $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties, L.P. on March 9, 2006, as amended on August 25, 2007. Includes licensing agreements related to engineering design software of $6.1 million as well as $1.8 million related to our Hillview facilities.
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon request from the Fund’s General Partner.
(5)	The commitment relates to the environmental monitoring and remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At December 27, 2009, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $215.9 million as of December 27, 2009 and $254.6 million as of March 29, 2009. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of December 27, 2009, the increase or decline in the fair value of the portfolio would not be material. At December 27, 2009, the difference between the fair market value and the underlying cost of the investments portfolio was a net unrealized gain of $2.4 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 27, 2009, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $196.1 million.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of December 27, 2009.

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

Changes in Internal Control over Financial Reporting

We have completed our acquisitions of Hifn on April 3, 2009 and Galazar on June 17, 2009. We are currently in the process of integrating Exar’s, Hifn’s and Galazar’s internal controls and procedures, and therefore, have excluded those controls and procedures in Hifn and Galazar. At this time, we anticipate that the fiscal year 2010 management report, under Section 404 of the Sarbanes-Oxley Act of 2002, will include Hifn and Galazar.

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

Periodic declines or fluctuations in the U.S. dollar, corporate profits, interest rates, and inflation, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors, have had, and may continue to have, a negative impact on the U.S. and global economies. Volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally. If global economic and financial market conditions, currently showing early signs of recovery, deteriorate or remain weak for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

•

slower spending and market fluctuations in our industry may result in reduced demand for our products, reduced orders for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

•	we may be unable to predict the strength or duration of market conditions or the effects of consolidation of our customers in their industries, which may result in project delays or cancellations;

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

•

potential shutdowns or over capacity constraints by our third-party foundry, assembly and test subcontractors due to slow business conditions could result in longer lead-times, higher buffer inventory levels and degraded on-time delivery performance; and

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

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely impact our financial position. Due to the unpredictability of global economic conditions and increased difficulty in forecasting demand for our products, we could experience an increase in inventory levels.

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

From time to time one of our customers has contributed more than 10% of our quarterly net sales. A number of our customers are OEMs, or the manufacturing subcontractors of OEMs, which might result in an increase in concentrated credit risk with respect to our trade receivables.

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

Because a significant portion of our total assets were, and may again be with future potential acquisitions, represented by goodwill and other intangible assets, which are subject to mandatory annual impairment evaluations, we could be required to write-off some or all of our goodwill and other intangible assets, which may adversely impact our financial condition and results of operations.

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

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for our fiscal years 2009 and 2010 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in fiscal year 2012 and limits the utilization of tax credits to 50 percent of a taxpayer's taxable income. We do not expect any impact to our effective tax rate or tax provision during fiscal year 2010 as the result of this law change.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q of Exar Corporation to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION
(Registrant)

February 5, 2010	By	/S/ PEDRO (PETE) P. RODRIGUEZ
Pedro (Pete) P. Rodriguez Chief Executive Officer, President and Director (On the Registrant’s Behalf and as Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of February 23, 2009, among Exar Corporation, Hybrid Acquisition Corp. and hi/fn, inc.	8-K	0-14225	2.1	02/27/2009

3.1	Amended and Restated Certificate of Incorporation	10-K	0-14225	3.1	6/12/2007

3.2	Amended and Restated Bylaws	8-K	0-14225	3.1	12/10/2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X