Form 10-K
period 2010-03-28
EXAR CORP
filed 2010-06-10
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 27, 2009 was approximately $128.4 million based upon the closing price reported on The NASDAQ Global Market as of the last business day of the Registrant’s most recently completed second fiscal quarter. Approximately 26.7 million shares of common stock held by officers, directors and persons known to the Registrant to hold 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 43,905,208 as of May 25, 2010, net of 19,924,369 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2010 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2010 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 28, 2010

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our revenue growth, (2) our future gross profits and margins, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the volatile global economic and financial market conditions, and (12) anticipated results in connection with the acquisitions of hi/fn, inc. (“Hifn”), Galazar Networks, Inc. (“Galazar”) and Neterion, Inc. (“Neterion”). Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the factors contained under the captions Part I, Item 1—“Business,” Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any obligation to update information in any forward-looking statement.

ITEM 1.	BUSINESS

OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing and sells highly differentiated silicon, software and subsystem solutions for industrial, telecom, networking and storage applications. Our core expertise in silicon integration, system architecture and software has enabled the development of innovative solutions designed to meet the needs of the evolving connected world. Our product portfolio includes power management and interface components, datacom products, storage optimization solutions, network security and applied service processors. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

Exar was incorporated in California in 1971 and reincorporated in Delaware in 1991. Our common stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “EXAR”. See the information in Part II, Item 8—“Financial Statements and Supplementary Data” for information on our financial position as of March 28, 2010 and March 29, 2009, and our results of operations and cash flows for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008.

On March 16, 2010, we completed the acquisition of Neterion. Neterion, based in Sunnyvale, California, was a supplier of differentiated 10 Gigabit Ethernet controller silicon and card solutions optimized for virtualized environments. The acquisition of Neterion allows us to couple our high performance, power efficient solutions for data security and network bandwidth optimization with Neterion’s industry leading virtualization technology to address the emerging 10 Gigabit Ethernet data center infrastructure.

On June 17, 2009, we completed the acquisition of Galazar. Galazar, based in Ottawa, Ontario, Canada, was a fabless semiconductor company and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks.

On April 3, 2009, we completed the acquisition of Hifn, a fabless semiconductor company that was founded in 1996, spun off from Stac, Inc. in 1999 and traded on the NASDAQ under the symbol “HIFN” since 1999. The acquisition of Hifn expands and complements our product offering in the enterprise storage, networking and telecom markets where we have had a significant base of business for more than 10 years. The Hifn technology adds world class compression and data deduplication products used in storage applications to optimize data and speed up data backup and retrieval. Hifn had also been a leading provider in security acceleration technology by providing encryption and compression products to leading networking and telecom system manufacturers.

On August 25, 2007, we acquired Sipex Corporation (“Sipex”), a fabless semiconductor company that designed, manufactured and marketed high performance, analog integrated circuits (“ICs”) used by original equipment manufacturers (“OEMs”) in the computing, consumer electronics, communications and networking infrastructure markets.

Our products are organized into four product lines, Datacom & Storage Products, Communication Products, Interface Products and Power Management Products, that define products based on market opportunities and trends. We believe such product line orientation allows for the concentration of market-specific technical expertise which enables us to connect product solutions to the largest users in a given market segment.

We believe our core competencies include:

Leading Analog and Mixed-Signal Design Expertise—We have over 35 years of proven technical competency in developing analog and mixed-signal ICs. As a result, we have developed a deep understanding of the subtleties of analog and mixed-signal design and a comprehensive library of analog core blocks, that we leverage across our broad range of products from programmable power management chips to virtualized network interface products that possess a high concentration of analog and mixed signal content to achieve high performance, power efficient solutions.

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

Connectivity Solutions—Connectivity remains a key strategic direction that drives our product strategies and serves as a foundation for customer engagements. Expanding the range of connectivity solutions has driven acquisition activity in the last year. With the addition of Hifn, Galazar and Neterion, we extended our portfolio of products to offer new silicon products, card solutions and software to support the demand for system solutions in addition to component products. Our connectivity solutions span a range of applications that serve industrial, networking, storage and telecom applications. These solutions facilitate and optimize the virtual handshake between systems and across networks.

Compelling Performance Solutions—We use our systems expertise and our analog, digital and mixed-signal design techniques to architect high-performance products that are based on standard Complementary Metal Oxide Semiconductor (“CMOS”) process technologies. The goal of our product development efforts is to use our intellectual property to create and integrate differentiated solutions that provide speed advantages and power reductions.

Conscious Preservation Initiative—Environmental concerns are having a direct impact on electronic components and products. We are committed to reducing the impact that the end use and manufacturing of our products may have on the environment. To that end, we have taken the initiative to offer a portfolio of products that is truly “green” by transitioning our manufacturing processes to offer semiconductor devices that exceed the Restriction of Hazardous Substances Directive (“RoHS”) requirements and are halogen-free.

MARKETS AND PRODUCTS

Datacom and Storage

Today’s information technology infrastructure is going through significant changes, and a few of the key trends driving such changes in data center architectures and the underlying technologies that support them present an opportunity for us to influence our product decisions. We believe the most significant trend is the rapid growth of raw storage capacity requirements that is driven by the increase in digital media content and the expanded base of users. The tremendous growth in content requires efficient ways to store and retrieve data quickly. Another significant trend is “Cloud Computing” and the need to re-architect existing data centers to achieve higher levels of hardware utilization. Many existing data centers worldwide are struggling to keep up with demand, are inefficient in the way they virtualize applications and consume too much power. The upgrade process for such data centers will drive demand for servers, storage systems, software and a range of technologies to facilitate efficiencies. Further, the threat of a breakdown in secure transactions has become an enormous concern for IT departments around the world. Even a minor security breach in the IT infrastructure can cost tens of millions of dollars. The need to pass data securely through advanced encryption algorithms creates an opportunity to provide semiconductor solutions that protect sensitive data and exceed the government requirements for secure transactions.

To address such changes, our Datacom & Storage product portfolio provides a range of solutions for OEMs and IT organizations to efficiently optimize, secure, and transport data in next generation data centers. Our value proposition is driven by underlying hardware offload technology. The concept of offload is to use very efficient, dedicated hardware to provide functionality that would otherwise need to be done with power-hungry x86 application processors. General-purpose application processors are very flexible, but inefficient. The advantages of hardware offload are:

•	High performance and scalability—they are dedicated to a specific task and architected for parallelism

•	Low power—dedicated hardware is highly power efficient

•	Data integrity—results of calculations can be checked in real time without performance degradation

Our Datacom & Storage solutions provide hardware offload capabilities that are an ideal complement to the capabilities of costly application processors. Given the cost of server application processors, using them to perform tasks such as encrypting data or inspecting packets rather than executing application software is very inefficient. The result is higher operating costs and the need for additional, expensive hardware – as well as data center floor space to install it, the capability to cool it, and the headcount to manage it. A dedicated Exar device can perform encryption several times faster than two fully dedicated quad core, multi-threaded server microprocessors at approximately one percent of the power. This is just one example of the value hardware offload can provide in an enterprise environment.

We provide a variety of solutions to target optimization of the IT infrastructure. With the move to highly virtualized data centers, the strain on the network is growing, requiring migration to 10 Gigabit Ethernet solutions that provide high performance connectivity specifically architected for a virtualized environment. To help manage growing requirements placed on network bandwidth and storage infrastructure, the capability to minimize data footprint with compression, and eliminate redundancy with deduplication is becoming increasingly valued. Finally, a virtualized environment moves the burden of security from the edge of the data center to throughout the data center. Data from individual virtual partitions needs to be secured not only in-transit, but also where it is eventually stored. Our product portfolio addresses these issues with a range of innovative solutions:

•

10 Gigabit Ethernet—Our Neterion X3100 line of 10 Gigabit Ethernet NIC solutions provides high performance 10 GbE server and storage connectivity coupled with advanced features to enable maximum performance in virtualized environments. Integrated offload capabilities ensure minimal hypervisor software intervention, allowing the host processor to dedicate cycles to application software. The Neterion products are supported by proven, enterprise-class software with support for the broadest range of operating systems and hypervisors in the industry.

•

Data Security and Compression—Our line of ASIC and Express PCI-Express add-in card solutions provide a range of functionality necessary for data encryption/authentication and data compression. These hardware solutions are supported by a comprehensive software suite to enable rapid time-to-market. The flexibility of these products allows high performance, low power solutions for both data-at-rest in storage environments as well as data-in-motion in networking applications. All of these solutions are engineered for end-to-end data integrity critical for protecting user data.

•

Data Deduplication—Our BitWackr™ is a comprehensive solution for in-line data deduplication for primary storage applications. These solutions offload the computationally intensive tasks necessary from the host processor to allow high performance, power efficient implementations of the data deduplication function as well as enabling data to be simultaneously compressed and encrypted for storage.

Communications

Our communication products group designs, develops and markets high performance products for the transmission of digital data through global service provider networks. Conforming to international standards for the copper, fiber optic and wireless protocols, our broad portfolio of PDH, SONET, SDH and OTN products enable the delivery of highly reliable, value added communication services.

T/E Carrier

Service providers have a large investment in their existing copper infrastructure. This infrastructure remains a cost effective means of providing high value leased line and data services for enterprises, mobile backhaul and network interconnection. Exar offers a comprehensive portfolio of T1 and E1 devices for twisted pair copper and DS3 and E3 devices for coaxial copper connections. Our broad range of T1/E1 devices includes short-haul and long-haul Line Interface Units (“LIUs”) and LIU/framer combinations that incorporate reconfigurable, relayless redundancy (Exar R3 Technology™) with integrated termination resistors and jitter attenuation. Used individually or in chip sets, our T1/E1 technologies offer customers key advantages including design flexibility, enhanced system reliability and standards compliance, which are critical components of high-density, low-power system boards and line-cards. In addition, our T1/E1/J1 Framer/LIU combination products simplify the design process by saving board space and by reducing complexity as a result of lowering component count. In addition to T1/E1 solutions, we have developed a diverse portfolio of single- and multi-channel T3/E3 physical interface solutions with integrated LIU logic and jitter attenuation that achieve high performance levels while reducing board space and overall power in multi-port applications.

SONET/SDH

Synchronous Optical NETwork (“SONET”) and Synchronous Digital Hierarchy (“SDH”) protocols are the backbone of today’s high-capacity, long distance communications networks. Our portfolio of SONET/SDH products process data at speeds from 155Mb/s to 40Gb/s for the efficient transport of digital data over fiber optic networks. Products include mixed signal Clock and Data Recovery (“CDR”), transceivers, protocol framers and service mappers. Our high density, high-integration products enable significant flexibility in line card design coupled with cost, area and power savings.

Optical Transport Networks (“OTN”)

With the substantial growth of internet, wireless and broadband traffic, the demands on service providers for faster, high bandwidth, more reliable networks for ubiquitous services resulted in the development of the OTN protocol. Optimized for long distance transmission of data at speeds starting at 2.5 Gb/s and exceeding 100 Gb/s, OTN has been universally accepted as the global technology for the next generation of optical networks. We are developing a portfolio of products optimized for the efficient mapping of Ethernet, SONET/SDH, OTN, video, storage and data services over high capacity OTN networks. These multiservice products enable flexible, low power, “any service”, “any port line cards.”

Carrier Ethernet Services

The exponential increase of Internet Protocol (“IP”) traffic within service provider networks has created a need for products to efficiently map internet data onto the existing PDH and SONET/SDH digital networks and evolving OTN network. As the ubiquitous interface for internet and data traffic in general, Ethernet mappers are key components for the transformation of the network from circuit based to packet based transport. Exar’s extensive portfolio of Ethernet over PDH (“EoPDH”), Ethernet over SONET/SDH (“EoS”) and Ethernet over OTN enable the efficient mapping of Ethernet packets into flexible bandwidth transport networks.

Interface

We provide the broadest line of industry-proven Universal Asynchronous Receiver/Transmitter (“UART”) solutions as well as synergistic serial transceiver devices into pervasive applications in industrial, telecommunications and consumer markets. Typical applications served by our serial communications products include Point-of-Sale (“POS”), process control, factory automation as well as servers, embedded systems, routers, network management equipment, remote access servers, wireless base-stations and repeaters. Additionally, our single and multi-channel UARTs are used in portable consumer applications such as multi-media, Global Positioning System (“GPS”), Personal Digital Assistant (“PDA”) and smart phone devices.

Our UART product portfolio ranges from cost-effective industry-standard devices to high-performance multi-channel UARTs with a broad range of First In, First Out (“FIFO”) depths and industry leading performance and features that support popular interfaces such as 8-bit Industry Standard Architecture (“ISA”), 8-bit VLIO, 2-wire Inter-Integrate Circuit (“I2C”), 4-wire Serial Peripheral Interface (“SPI”), Peripheral Component Interconnect (“PCI”), Peripheral Component Interconnect Express (“PCIe”) and Universal Serial Bus (“USB”). In addition, we were first to market with a wireless UART solution that includes a high-performance UART, controller and Radio Frequency (“RF”) functionality along with our proprietary firmware that enables the application to send and receive data wirelessly over a secure proprietary protocol.

Our serial transceiver solutions consist of Recommended Standard (“RS”)-232, RS-485, RS-422 and multiprotocol devices that ensure reliable connectivity between computing devices. Our RS-232, RS-485 and RS-422 transceivers comply with international standards in delivering multi-channel digital signals between two systems. Our proprietary multiprotocol transceivers enable network equipment to communicate with a large population of peripherals that use a diverse set of serial protocol standards without the added burden of multiple add-on boards and cables.

Our interface product strategy is to continue to enhance our product portfolio with higher speed, lower power and higher functionality devices that meet or exceed the growing demands of the serial communications market. We expect to grow our interface product business by increasing integration and value with additional UART and serial transceiver devices as well as bridging products for popular and growing bus interfaces such as Universal Serial Bus (“USB”), Peripheral Component Interconnect Express (“PCIe”) and Ethernet, among others.

Power Management

The power management market has changed considerably over time. The practice of deferring power considerations to the final stages of the system design has given rise to increased difficulties in space, available energy and heat dissipation. Power management has now moved from the final design stage to one of the primary considerations when defining a system. As a result, power solutions today are challenged to solve a variety of these problems.

While the latest generation of consumer, communication and industrial products are delivering lower-power, feature-rich devices, system architects for these new products are being inundated with several new and complex challenges. As embedded intelligence and features increase, the requirements for multiple voltages and currents, temperature stability and the associated power sequencing and monitoring become daunting tasks for the system designer. Additionally, time-to-market considerations are placing significant schedule demands on product manufacturers forcing the use of concurrent engineering methodologies. For the developers of end products, this means that their system architecture, software and hardware design efforts are happening at the same time as the required next generation integrated circuits are completing their development cycle. This “perfect storm” of simultaneous engineering has become the norm for product manufacturers and has created a demand for more flexibility in the system design process. PowerXR, our new line of programmable power management products provides system designers with the ability to reconfigure the power management sub-system throughout the development cycle and even in the field if required. Simply by using PowerXR technology, product development cycles are being reduced from many months to several weeks. This change in product development methodology is happening right now and we are at the forefront of the industry in providing the enabling high performance and cost effective programmable power solutions that make it possible.

The Power Delivery System

PowerXR products utilize proprietary technology that has evolved from our previous acquisitions of Sipex and FyreStorm, a collaborative development partnership with the University of Toronto and an internal engineering team. PowerXR technology combines digital control and monitoring with our high performance analog circuitry allowing the system architect to design products that reduce wasted energy by orders of magnitude and are reconfigurable on the fly. Our proprietary technology enables efficient partitioning of the digital and analog circuitry within the IC creating the ability to tailor products to match the application requirements in a fraction of the silicon area required by other non-configurable technologies.

All power management products, whether digitally controlled or analog, require world class analog process capability and design tools and methodologies to win in today’s markets. As a fabless semiconductor manufacturer, we have access to the broad range of wafer fabs that are driving innovation in analog process technology, and have developed strong relationships with the world’s leading suppliers of analog and mixed signal silicon. This access to leading edge process technology coupled with our ongoing investment in analog and mixed signal design automation tools has made Exar competitive with the world’s best manufacturers of analog power management products. Our goal is to be the clear technology leader in the fast growing market for programmable power management products.

While we believe our programmable power products represent a fundamental advance in the capability of power management devices, many of today’s products are better served by traditional analog power components. For these applications, we have a full line of non-programmable power products which utilize the same state-of-the-art analog circuitry and design tools as those found in PowerXR products. Our portfolio of power products is focused on a range of solutions that offer power management, voltage conversion and Light-Emitting Diode (“LED”) control. In each area, we have delivered products that offer differentiating capabilities based on innovative circuit design and integration. We have built upon our strong heritage of analog and mixed signal capability with the addition of proprietary technology enabling the creation of world class products that will continue to evolve as our customers’ requirements become ever more complex. This differentiated, proprietary portfolio of power products has been developed with one goal in mind: make power system design easy. In doing so, we seek to lower the costs and labor burden on our customers so that they do not need to become “power experts”. We enable them to focus on resolving their higher level system related challenges.

Strategy

We strive to be a leading provider of highly differentiated silicon, software and subsystem solutions for industrial, telecom, networking and storage applications. To achieve our long-term business objectives, we employ the following strategies:

Leverage Analog and Mixed-Signal Design Expertise to Provide Integrated System-Level Solutions—Utilizing our analog and mixed-signal design expertise, we integrate mixed-signal physical interfaces in a broad range of silicon solutions. This capability continues to be the backbone of our integration strategy and enables us to offer optimized solutions to the markets we serve. Our customers depend on analog and mixed signal integration for power reduction, size optimization and signal integrity.

Expand Product Portfolio—We have developed a strong presence in the broad industrial, telecom, networking and storage markets where we have industry leading customers and proven technological capabilities. Our design expertise has enabled us to offer a diverse portfolio of both industry standard and proprietary products serving a range of connectivity and power management needs. Our extensive product portfolio provides the framework for customers to work with many of our products on a single board design. Our ability to serve the various needs of a customer’s system enables us to meet procurement and support needs by providing a single point of contact for applications support and supply chain management while reducing their number of vendors.

Grow Market Share with System Solutions—We create systems solutions by coupling system expertise, software and advanced silicon integration to provide optimized solutions that are designed to be technically compelling and cost effective, resulting in distinctive products like Tethys™, 10G Sonet Multiplexer (“Mux”)/DeMux, Flowthough® Security Processors, Bitwackr™ data deduplication solutions and PowerXR. These solutions and others provide platform engagements that involve software and hardware integration at the system level resulting in a deeper bond with customers.

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

Employ Fabless Semiconductor Model—We have long-standing relationships with third-party wafer foundries, assembly and test subcontractors to manufacture our ICs. Our fabless approach allows us to avoid substantial capital spending, obtain competitive pricing, minimize the negative effects of industry cycles, reduce time-to-market, reduce technology and product risks, and facilitate the migration of our products to new CMOS and BCD process technologies. By employing the fabless model, we can focus on our core competencies in product design, development and support as well as in sales and marketing.

Broaden Sales Coverage with Channel Partners—We have strong relationships with our distributors and sales representatives throughout the world representing a significant portion of our total revenue. Through our partners, we have access to large market segments that we cannot support directly. Through these relationships, we extend our expertise and product exposure by enabling our partners to discover new demands for our solutions as well as aid us in defining our next generation solutions.

Expand our Business Through Strategic Commercial Transactions—The markets in which we compete require a wide variety of technologies, products and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all the solutions that it desires to offer within its family of products. Through acquisitions, we aim to deliver a broader range of products to customers in target markets. We employ the following strategies to address the need for new or enhanced products: we develop new technologies and products internally; we acquire field proven third-party intellectual property cores to accelerate time to market; and we acquire all or parts of other companies.

Sales and Customers

We market our products globally through both direct and indirect channels. In the Americas, we are represented by 17 independent sales representative groups and two independent, non-exclusive primary distributors, as well as our own direct sales organization. In addition, we have two independent, non-exclusive system distributors for card products. We currently have domestic sales offices in or near Allentown, Pennsylvania; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Denver, Colorado; Raleigh, North Carolina and Fremont, California.

Internationally, we are represented by our wholly-owned foreign subsidiaries and international support offices in Canada, China, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan and the United Kingdom. In addition to these offices, 37 independent sales representative groups and other independent, non-exclusive distributors represent us in Europe, Japan and the Asia-Pacific region. Our international sales represented 75%, 75% and 69% of net sales for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively. Sales to China accounted for 35%, 24% and 20% of net sales in fiscal years 2010, 2009 and 2008, respectively, while sales to Singapore accounted for 11%, 13% and 9% of net sales in fiscal years 2010, 2009 and 2008, respectively. No other country accounted for sales in excess of 10% of net sales during fiscal years 2010, 2009 or 2008. We expect international sales to continue to be a significant portion of our net sales in the future. All of our sales to foreign entities are denominated in U.S. dollars. For a detailed description of our sales by geographic regions, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations, Net Sales by Geography” and Part II, Item 8—“Notes to Consolidated Financial Statement, Note 19 – Segment and Geographic Information.” For a discussion of the risk factors associated with our foreign operations, see Part I, Item 1A—“Risk Factors—‘Our engagement with foreign customers could cause fluctuations in our operating results, which could materially and adversely impact our business, financial condition and results of operations.’”

We sell our products to distributors and OEMs throughout the world. Alcatel-Lucent accounted for 11% of our net sales in fiscal year 2008. No other OEM customer accounted for 10% or more of our net sales in fiscal years 2010, 2009 or 2008. Future Electronics Inc. (“Future”), a related party, was our largest distributor and accounted for 28%, 35% and 24% of net sales in fiscal years 2010, 2009 and 2008, respectively. Our second largest distributor, Nu Horizons Electronics Corp. (“Nu Horizons”), accounted for 11% of net sales in the fiscal year 2008. No other distributor accounted for 10% or more of net sales for any of those three fiscal years.

We work directly with many key customers including, among others, Alcatel-Lucent, Cisco Systems Inc., Delta, Echostar, EMC, Ericsson Inc., Fujitsu Limited, Hewlett-Packard, Huawei Technologies Co., Ltd., IBM Corporation, LG Electronics Inc., NEC Corporation, Nokia Siemens Networks, Pace, Panasonic Corporation, Parrot, Samsung Electronics, Tellabs, Inc., United Telecom, and ZTE Corporation.

Manufacturing

We outsource all of our fabrication and assembly as well as the majority of our testing operations. This fabless manufacturing model allows us to focus on product design, development and support as well as on sales and marketing.

Our products are manufactured using standard CMOS, bipolar, BiCMOS (bipolar CMOS) and BCD process technologies. We use wafer foundries located in the United States and Asia to manufacture our semiconductor wafers.

Most of our semiconductor wafers are shipped directly from our foundries to our subcontractors in Asia for wafer test and assembly, where the wafers are cut into individual die and packaged. Independent contractors in Malaysia, China, Indonesia and Taiwan perform most of our assembly work. Final test and quality assurance are performed at our subcontractors’ facilities in Asia or at our Fremont, California facility. All of our primary manufacturing partners are certified to ISO 9001:2000 and are or soon will be automotive specification TL16949 compliant.

For all acquired Hifn, Galazar and Neterion products currently in production, we will continue to use the turnkey manufacturing model, with our suppliers delivering fully assembled and tested products based on our proprietary designs.

Research and Development

We believe that ongoing innovation and introduction of new products in our targeted and adjacent markets is essential to sustaining growth. Our ability to compete depends on our ability to offer technologically innovative products on a timely basis. As performance demands and the complexity of ICs have increased, the design and development process has become a multi-disciplinary effort requiring diverse competencies. Our research and development is focused on developing high-performance analog, digital and mixed-signal solutions addressing the high-bandwidth requirements of communications and storage systems OEMs and the high-current, high-voltage requirements of interface and power management OEMs. We make investments in advanced design tools, design automation and high-performance intellectual property libraries while taking advantage of readily available specialty intellectual property through licensing or purchases. We also augment our skill sets and intellectual property through university collaboration, incorporating talent through acquisition and by accessing needed skills with off-campus design centers. We continue to pursue the development of design methodologies that are optimized for reducing design-cycle time and increasing the likelihood of first-time success. While we continually upgrade our internal technology to develop innovative products, as a fabless company, we also work with foundries that provide our wafers. As a result of the Hifn acquisition we now have a substantive research and development presence in the People’s Republic of China (“PRC”) and with Galazar and Neterion invested $48.5 million, $31.8 million and $30.7 million on research and development in fiscal years 2010, 2009 and 2008, respectively. For the explanation of our increased expenses in research and development, please see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe that the principal competitive factors in the market segments in which we operate are:

•	time-to-market;

•	product performance, quality, reliability and features;

•	customer support and services;

•	price;

•	rapid technological change;

•	number of design wins released to production;

•	lowering total system cost;

•	product innovation; and

•	compliance with and support of industry standards.

We compete with many other companies and many of our current and potential competitors may have certain advantages over us such as:

•	longer presence in key markets;

•	greater name recognition;

•	stronger financial position and liquidity;

•	more secure supply chain;

•	access to larger customer bases;

•	broader product offerings;

•	deeper engagement; and

•	significantly greater sales and marketing, and other resources.

Because IC markets are highly fragmented, we generally encounter different competitors in our various target markets. Competitors with respect to our communications products include Applied Micro Circuits Corporation, Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Mindspeed Technologies, Inc., PMC-Sierra, Inc., TranSwitch Corporation and Vitesse Semiconductor Corporation. Competitors in the datacom and storage market include Broadcom, Cavium Networks and Netlogic Microsystems. Competitors in the serial interface market include NXP B.V., Texas Instruments Incorporated, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation and Maxim Integrated Products, Inc. Our primary competitors with respect to our power products include Advanced Analogic Technologies Incorporated, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, On Semiconductor Corporation, Pioneer Corporation, Semtech Corporation, Sharp Electronics Corporation, Sony Corporation and Texas Instruments Incorporated. See Part I, Item 1A—“Risk Factors—‘If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share.’”

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

Intellectual Property Rights

To protect our intellectual property, we rely on a combination of patents, mask work registrations, trademarks, copyrights, trade secrets, and employee and third-party nondisclosure agreements. We have 200 patents issued and 59 patent applications pending in the United States. We have 37 patents issued and 167 patent applications pending in various foreign countries. Our existing patents will expire between 2010 and 2028, or sooner if we choose not to pay renewal fees. We may also enter into license agreements or other agreements to gain access to externally developed products or technologies. While our intellectual property is critically important, we do not believe that our current or future success is materially dependent upon any one patent.

Despite our protection efforts, we may fail to adequately protect our intellectual property. Others may gain access to our trade secrets or disclose such trade secrets to third parties without our knowledge. Some or all of our pending and future patent applications may not result in issued patents that provide us with a competitive advantage. Even if issued, such patents, as well as our existing patents, may be challenged and later determined to be invalid or unenforceable. Others may develop similar or superior products without access to or without infringing upon our intellectual property, including intellectual property that is protected by trade secret and patent rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia, Europe, the Middle East and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

•

obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, although such license may not be available on commercially reasonable terms, if at all; or

•	redesign our products so as not to use the infringed intellectual property, which may not be technically or commercially feasible or meet customer requirements.

If we are required to take any of the actions described above or defend against any claims from third parties, our business, financial condition and results of operations could be harmed. See Part I, Item 1A—“Risk Factors—‘We may be unable to protect our intellectual property rights, which could harm our competitive position’ and ‘We could be required to pay substantial damages or could be subject to various equitable remedies if it were proven that we infringed the intellectual property rights of others.’”

Employees

As of March 28, 2010, we employed 572 full-time employees, with 316 in research and development, 95 in operations, 88 in marketing and sales and 73 in administration. Of the 572 employees, 196 are located in our international offices. See Part I, Item 1A—“Risk Factors—‘We depend in part on the continued service of our key engineering and management personnel and our ability to identify, hire, incentivize and retain qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted.’” None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage due to labor issues.

Executive Officers of the Registrant

Our executive officers and their ages as of May 28, 2010, are as follows:

Name	Age	Position
Pedro (Pete) P. Rodriguez	48	Chief Executive Officer, President and Director
Kevin Bauer	50	Vice President and Chief Financial Officer
George Apostol	45	Executive Vice President, Engineering and Operations and Chief Technology Officer
Paul Pickering	50	Executive Vice President of Sales and Marketing
Hung P. Le	49	Vice President of Engineering
Bentley Long	48	Vice President of Worldwide Sales
Thomas R. Melendrez	56	General Counsel, Secretary and Executive Vice President of Business Development
Frank Marazita	54	Senior Vice President of Worldwide Operations and Reliability & Quality Assurance
Jiebing Wang	42	Vice President of Acceleration Technology and General Manager, China Development Center
Trong Vu	57	Chief Information Officer and Vice President of Information Technology
Diane Hill	53	Vice President, Human Resources

Pedro (Pete) P. Rodriguez was appointed our Chief Executive Officer and President in April 2008. He has served as our director since October 2005. Mr. Rodriguez has 26 years of engineering, sales, marketing and executive management experience in the semiconductor industry. Mr. Rodriguez served, most recently, from June 2007 to April 2008, as Chief Marketing Officer of Virage Logic Corporation, a semiconductor intellectual property supplier for Systems on a Chip (“SoC”). Prior to his appointment at Virage Logic, Mr. Rodriguez served as President, Chief Executive Officer and Director of Xpedion Design Systems, Inc., a private, venture-funded developer of design solutions for Radio Frequency Integrated Circuits (“RFIC”) from May 2000 to August 2006. Mr. Rodriguez held this role for six years until shortly after Xpedion was acquired by Agilent Technologies, Inc. in 2006. Prior to Xpedion, he held various senior management positions in sales and marketing at Escalade Corporation, a provider of software for chip design, and LSI Corporation (formerly LSI Logic Corporation) as well as design engineering, product management and process engineering positions at Aerojet Electronics, Teledyne Microwave and Siliconix Incorporated. Mr. Rodriguez holds an MBA from Pepperdine University, an MSEE from California Polytechnic University and a BS in Chemical Engineering from California Institute of Technology.

Kevin Bauer was appointed Vice President and Chief Financial Officer in June 2009. Prior to his appointment he was our Corporate Controller from August 2005 to June 2009 and was promoted to Vice President in December 2008. Before that Mr. Bauer was our Operations Controller from February 2001 to August 2005. Previously, Mr. Bauer was Operations Controller at WaferTech LLC (a joint venture semiconductor fabrication plant of Taiwan Semiconductor Manufacturing Company Limited, Altera Corporation, Analog Devices, Inc. and Integrated Silicon Solution, Inc.) from July 1997 to February 2001. Prior to that he was at VLSI Technology for ten years where he held a variety of increasingly more senior roles culminating in his position as Director, Group Controller-Communications Group. Prior to that he held finance positions at Memorex and Bank of America. Mr. Bauer has over 22 years of finance experience in the semiconductor industry and received an MBA from Santa Clara University and a BS in Business Administration from California Lutheran University.

George Apostol was appointed Executive Vice President, Engineering and Operations and Chief Technology Officer in March 2010. Prior to his appointment he was Chief Technology Officer from May 2008 to February 2010. Mr. Apostol has over 20 years of experience in the systems electronics and semiconductor industries. From May 2005 to May 2008, Mr. Apostol served as Chief Technology Officer and Vice President of Engineering at PLX Technology, Inc., an integrated circuits company. Mr. Apostol was Vice President of Engineering at Audience, Inc., a supplier of audio software and semiconductor systems, from May 2004 to May 2005 and Vice President of Engineering at Brecis Communications Corporation, the inventor of the popular Multi-service Processor (MSP), from February 2000 to April 2004. Prior to that, he held various senior engineering and management positions at TiVo, Inc., LSI Corporation (formerly LSI Logic Corporation), Silicon Graphics, Inc. and Xerox Corporation. With a strong background designing systems on silicon, he holds several patents in the areas of system bus interface, clocking and buffer management design, and has written and deployed multiple Application-Specification Integrated Circuit (“ASIC”) design productivity tools. Mr. Apostol performed his academic research at the Dana Farber Cancer Institute and Massachusetts Institute of Technology Sloan School of Management and holds a BSEE from Massachusetts Institute of Technology.

Paul Pickering was appointed Executive Vice President of Sales and Marketing in March 2010. Prior to his appointment he was Senior Vice President of Marketing from June 2008 to February 2010. Mr. Pickering has over 28 years of semiconductor marketing and sales experience. Prior to joining us, Mr. Pickering was the Vice President of Field Operations for Innovative Silicon from March 2007 to June 2008, a venture-capital funded company that developed a pioneering memory—Z-RAM®—technology for stand-alone DRAM and embedded memory applications. Prior to Innovative Silicon, Mr. Pickering was executive vice-president of sales and marketing of Xpedion Design Systems, Inc., a private, venture-funded developer of design solutions for RFIC from May 2003 to March 2007. Prior to Agilent Technologies, Mr. Pickering worked in senior management sales and marketing roles at Fairchild, Toshiba, LSI Corporation, and PMC-Sierra. Mr. Pickering received a BS in Social Science from the West Chester University of Pennsylvania.

Hung P. Le was appointed Vice President of Engineering in July 2007. Prior to his current position, Mr. Le was Division Vice President of Technology from October 2004 to July 2007. He joined Exar in March 1995 and served as Director of Technology when we acquired Startech Semiconductor, Inc. Prior to joining Startech in 1994, he was Manager of Technology at Sierra Semiconductor, Inc. Mr. Le has over 25 years of experience in semiconductor physics and design and holds eleven patents. He received his MS and BS in Electrical Engineering and Computer Science from Massachusetts Institute of Technology.

Bentley Long was appointed Vice President of Worldwide Sales in January 2008. Mr. Long joined us as Vice President of North America Sales and Global Distribution in January 1997 and has over 20 years of semiconductor sales and marketing experience. Mr. Long has previously worked at VLSI Technology, Inc. as an Area Sales Manager and Worldwide Strategic Account Manager, and also held various technical positions at Texas Instruments Incorporated. He holds a Bachelor of Engineering Degree in Electrical Engineering and Mathematics from Vanderbilt University and an MBA from the University of Tennessee.

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

Frank Marazita joined us in March 2010 as our Senior Vice President of Worldwide Operations and Reliability & Quality Assurance. Mr. Marazita has over 30 years of experience in semiconductor manufacturing and his company experience ranges from new startups to well established entities giving him a broad range of skills. Prior to joining us, Mr. Marazita was owner and General Manager for Special-Ops Consulting from November 2005 to March 2009. Prior to Special-Ops Consulting, Mr. Marazita was Vice President of Worldwide Operations and Finance at Analogix Semiconductor, from November 2005 to March 2009. Prior to Analogix, Mr. Marazita held the role of Vice President of Manufacturing and Operations at Brecis Communications from 2000 to 2005. Prior appointments include Vice President Operations for ATI Technology, HOTRAIL, and Exponential Technology. Additionally Mr. Marazita has held senior Engineering Management Roles at Sun Microsystems, and National Semiconductor. Mr. Marazita has been issued seven semiconductor patents and holds a BSEE degree from Michigan State University.

Jiebing Wang joined us in April 2009 after the completion of our acquisition of Hifn. Dr. Wang joined Hifn in March 2004 as President of Hifn’s China Operations based in Hangzhou and was promoted to Vice President of Worldwide Engineering and General Manager of Hifn’s China Product Operations in March 2007. Before joining Hifn, Dr. Wang was a founder and CTO of Hangzhou C-Sky Microsystems from 2002 to 2004, where he led the development of a high performance 32-bit embedded CPU. Dr. Wang has held technical positions with Nishan Systems, Philips Semiconductors and Toshiba America from 1998 to 2002. Dr. Wang has extensive technical experiences in the area of networking, security and embedded systems. Dr. Wang earned his Ph.D. in physics from the University of Nevada, and a master’s degree in electrical engineering from Stanford University.

Trong Vu joined us in October 2007 as our Chief Information Officer and Vice President of Information Technology. Mr. Vu has over 25 years of experience with leading semiconductor companies. Prior to joining us, Mr. Vu was founder, CIO and Information Systems consultant of EGIS Systems Inc., since April 2002. Prior to EGIS Systems Inc., Mr. Vu held the role of Vice President of Information Technology at Mattson Technology Inc. from 2000 to 2002. Additionally Mr. Vu was Director of IT at LSI Logic and National Semiconductor from 1981 to 2000. Mr. Vu has a broad background in system integration as well as developing enterprise software. Mr. Vu has also been involved in building computer centers and infrastructure needed for companies to effectively run their worldwide information systems. Mr. Vu received his Bachelor of Information System Management degree from University of San Francisco.

Diane Hill was appointed Vice President, Human Resources in April 2010. Since joining us in September 2000, Ms. Hill has held various senior Human Resources positions prior to her current role, including Division

Vice President, Director and Senior Manager. Before joining us, Ms. Hill was Manager, Employment and Affirmative Action at Daisy Systems, and worked as Benefits Supervisor at Teledyne MEC. Ms. Hill has over 17 years of Human Resources experience in the semiconductor industry and over 25 years in combined industries. Ms. Hill holds a B.A. degree in Psychology from the University of California at Santa Barbara.

Available Information

We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Those reports and statements: (1) may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549, (2) are available at the SEC’s Internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC; and (3) are available free of charge through our website (www.exar.com) as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of such documents may be requested by contacting our Investor Relations Department at (510) 668-7201 or by sending an e-mail through the Investor Relations page on our website. Information on our website is not incorporated by reference into this Report.

ITEM 1A.	RISK FACTORS

Global capital, credit market, employment, and general economic conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results, and financial condition.

Periodic declines or fluctuations in the U.S. dollar, corporate results of operations, interest rates, inflation or deflation, the global impact of sovereign debt, economic trends, actual or feared economic recessions, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors, have had, and may continue to have, a negative impact on the U.S. and global economies. Volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the U.S. and internationally. If global economic and financial market conditions, currently showing signs of recovery, deteriorate or remain weak for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

•

slower spending and market fluctuations may result in reduced demand for our products, reduced orders for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

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

•

if distributors of our products experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products, or experience severe financial difficulty, it could result in insolvency, reduced orders for our products, order cancellations, inability to timely meet payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expenses associated with collection efforts, and increased bad debt expenses;

•

if contract manufacturers or foundries of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance general working capital needs, it may result in delays or non-delivery of shipments of our products;

•

potential shutdowns or over capacity constraints by our third-party foundry, assembly and test subcontractors could result in longer lead-times, higher buffer inventory levels and degraded on-time delivery performance; and

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the depth and duration of the current economic downturn;

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	fluctuations of our revenue and gross profits due to the mix of product sales as our margins vary by product;

•	the impact of our revenue recognition policies on reported results; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the current global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	change in or continuation of certain tax provisions.

Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short-term. Our revenues are difficult to predict and at times we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, our business, financial condition and results of operations could be materially and adversely impacted.

If we fail to develop, introduce or enhance products that meet evolving market needs or which are necessitated by technological advances, or we are unable to grow revenues, then our business, financial condition and results of operations could be materially and adversely impacted.

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing or disruptive technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure;

•	increasing product development costs;

•	long design-to-production cycles;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	increasing functional integration;

•	moderate to slow growth;

•	frequent product introductions and enhancements;

•	changing competitive landscape (consolidation, financial viability); and

•	finite market windows for product introductions.

Our growth depends in part on our successful continued development and acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products; (v) continue to expand our technical and design expertise; (vi) introduce and cost-effectively manufacture new products on a timely basis; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands, the trend towards increasing functional integration and other changes. Migration from older products to newer products may result in volatility of earnings as revenues from older products decline and revenues from newer products begin to grow.

Products for our customers’ applications are subject to continually evolving industry standards and new technologies. Our ability to compete will depend in part on our ability to identify and ensure compliance with these industry standards. The emergence of new standards could render our products incompatible. We could be required to invest significant time, effort and expenses to develop and qualify new products to ensure compliance with industry standards.

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

We have recently undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	being subject to litigation.

Additional risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive a financial return on our investments or incur losses from these investments;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

We may not address these risks successfully without substantial expense, delay or other operational or financial problems, or at all. Any delays or other such operations or financial problems could materially and adversely impact our business, financial condition and results of operations.

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

Although we, our customers and our suppliers rigorously test our products, they may contain undetected errors, performance weaknesses, defects or bugs when first introduced or as new versions are released. If any of our products contain production defects, reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

If defects or bugs are discovered after commencement of commercial production, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products or may agree to be liable for certain damages incurred. These costs or damages could have a material adverse effect on our business, financial condition and results of operations.

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

Future and Nu Horizons have historically accounted for a significant portion of our revenues, and they are our two primary distributors worldwide. We anticipate that sales of our products to these distributors will continue to account for a significant portion of our revenues. The loss of either Future or Nu Horizons as a distributor, for any reason, or a significant reduction in orders from either of them would materially and adversely affect our business, financial condition and results of operations.

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

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, which can materially and adversely impact our business, financial condition and results of operations. Due to the unpredictability of global economic conditions and increased difficulty in forecasting demand for our products, we could experience an increase in inventory levels.

If our distributors or sales representatives stop selling or fail to successfully promote our products, our business, financial condition and results of operations could be adversely impacted.

We sell many of our products through sales representatives and distributors, many of which sell directly to OEMs, contract manufacturers and end customers. Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us based upon a percentage of their most recent three or six months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could materially and adversely harm our business, financial conditions and results of operations.

Moreover, we depend on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. We believe that our success will continue to depend on these distributors and sales representatives. If some or all of our distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business, financial condition and results of operations could be materially and adversely impacted.

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

Under certain circumstances, including a company acquisition or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability to offer equity compensation to as many key employees or in amounts consistent with market practices, as a result of regulations regarding the expensing of equity awards, may also adversely affect our ability to retain key employees, all of whom have been granted equity awards. In addition, competitors may recruit employees, as is common in the high tech sector. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times, competition for such employees has been particularly notable in California and the People’s Republic of China (“PRC”). Further, the PRC historically has different managing principles from Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards, which could materially and adversely impact our business, financial condition and results of operations.

Our employees are employed at-will, which means that they can terminate their employment at any time. Our international locations are subject to local labor laws, which are often significantly different from U.S. labor laws and which may under certain conditions result in large separation costs upon termination. The failure to recruit and retain, as necessary, key design engineers and technical, sales, marketing and executive personnel could materially and adversely impact our business, financial condition and results of operations.

Occasionally, we enter into agreements that expose us to potential damages that exceed the value of the agreement.

We have given certain customers increased indemnification for product deficiencies or intellectual property infringement that is in excess of our standard limited warranty indemnification and could possibly result in greater costs, in excess of the original contract value. In an attempt to limit this liability, we have purchased an errors and omissions insurance policy to partially offset these potential additional costs; however, our insurance coverage could be insufficient to prevent us from suffering material losses if the indemnification amounts are large enough or if there are coverage issues.

We may be exposed to additional credit risk as a result of the addition of significant direct customers through recent acquisitions.

From time to time one of our customers has contributed more than 10% of our quarterly net sales. A number of our customers are OEMs, or the manufacturing subcontractors of OEMs, which might result in an increase in concentrated credit risk with respect to our trade receivables and therefore, if a large customer were to be unable to pay, it could materially and adversely impact our business, financial condition and results of operations.

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

Because a significant portion of our total assets were, and may again be with future potential acquisitions, represented by goodwill and other intangible assets, which are subject to mandatory annual impairment evaluations, we could be required to write-off some or all of our goodwill and other intangible assets, which may materially and adversely impact our business, financial condition and results of operations.

A significant portion of the purchase price for any business combination may be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. As required by GAAP, the excess purchase price, if any, over the fair value of these assets less liabilities typically would be allocated to goodwill. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We typically conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. In-process research and development (“IPR&D”) asset is considered an indefinite-lived intangible asset and is not subject to amortization until the conclusion of development. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be its new accounting basis. If the fair value of the IPR&D exceeds the carrying amount, no adjustment is recorded. Subsequent reversal of a previously recognized impairment loss is prohibited. Once the IPR&D projects have been completed, the useful life of the IPR&D asset is determined and amortized accordingly. Intangible assets that are subject to amortization are reviewed for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

The assessment of goodwill and other intangible assets impairment is a subjective process. Estimations and assumptions regarding future performance, results of our operations and comparability of our market capitalization and its net book value will be used. Changes in estimates and assumptions could materially and adversely impact on our business, financial condition and results of operations.

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

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China to market our commodity interface products that could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To the extent that our competitors offer distributors or sales representatives more favorable terms, these distributors and sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements. If we or our contract partners are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our business, financial condition and results of operations may be materially and adversely affected. Our future competitive performance depends on a number of factors, including our ability to:

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

Our design, development and introduction schedules for new products or enhancements to our existing and future products may not be met. In addition, these products or enhancements may not achieve market acceptance, or we may not be able to sell these products at prices that are favorable which could materially and adversely affect on our business, financial condition and results of operations.

Affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 17% of our common stock, and as such, Alonim is our largest stockholder. This ownership position will allow Future to significantly influence matters requiring stockholder approval. Future’s ownership may increase as a percentage of our outstanding shares if we repurchase our common stock. In addition, an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes, bipolar processes and bipolar-CMOS (“BiCMOS”) processes. Globalfoundries Singapore Pte. Ltd. (f.k.a. Chartered Semiconductor Manufacturing Ltd.) (“Globalfoundries”) manufactures the majority of the CMOS wafers from which the majority of our communications and UART products are produced. Episil Technologies, Inc. (“Episil”), located in Taiwan, and Silan, located in China, manufacture the majority of the CMOS and bipolar wafers from which our power and serial products are produced. High Voltage BiCMOS power products are supplied by Polar Semiconductor (MN, USA) and Jazz Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we do, from time to time, experience extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

We do not have long-term wafer supply agreements with Globalfoundries that would guarantee wafer quantities, prices, and delivery or lead times, but we do provide minimum purchase commitments to Silan and Episil in accordance with our supply agreements. Subject to any such minimum purchase commitments, these foundries manufacture our products on a purchase order basis. We provide our foundries with rolling forecasts of our production requirements. However, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. There can be no assurance that our third-party foundries will allocate sufficient capacity to satisfy our requirements.

Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. Any delays or shortages will materially and adversely impact our business, financial condition and results of operations.

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

•	manufacturing quality control or process control issues, including reduced control over manufacturing yields, production schedules and product quality;

•	disruption of transportation to and from Asia where most of our foundries and subcontractors are located;

•	political, civil, labor and economic instability;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and

•	compliance with local or international regulatory requirements.

Other additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	our board level product volume may not be attractive to preferred manufacturing partners, which could result in higher pricing or having to qualify an alternative vendor;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	entry into “take-or-pay” agreements; and

•	limited warranties from our subcontractors for products assembled and tested for us.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to, among other reasons:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	investor’s perception of the semiconductor sector;

•	loss of or changes to key executives;

•	product delays or setbacks by us, our customers or our competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in our customers’ markets and the semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of our performance by securities analysts;

•	decreases in the value of our investments or long-lived assets, thereby requiring an asset impairment charge against earnings;

•	repurchasing shares of our common stock;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and capital market conditions.

In the past, securities and class action litigation has been brought against companies following periods of volatility in the market prices of their securities. We may be the target of one or more of these class action suits, which could result in significant costs and divert management’s attention, thereby materially and adversely impact our business, financial condition and results of operations.

In addition, at times the stock market has experienced and is currently experiencing extreme price, volume and value fluctuations that affect the market prices of the stock of many high technology companies, including semiconductor companies, and that are unrelated or disproportionate to the operating performance of those companies. Any such fluctuations may harm the market price of our common stock.

Our results of operations could vary as a result of the methods, estimations and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions and changes in rulemaking by the regulatory bodies; and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates and judgments could materially and adversely impact our business, financial condition and results of operations. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors and net income.

The final determination of our income tax liability may be materially different from our income tax provision, which could have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in stock-based compensation expense;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and/or

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the U.S. Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our results of operations could be materially and adversely impacted if these assessments or any other assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

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

International sales have accounted for, and will likely continue to account for a significant portion of our revenues, which subjects us to the following risks, among others:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export or import licenses;

•	disruption of services due to political, civil, labor, and economic instability;

•	disruption of services due to natural disasters outside the United States;

•	disruptions to customer operations outside the United States due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing sales channel partners;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties;

•	contractual or indemnity issues that are materially different from our standard sales terms; and

•	potentially adverse tax consequences.

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

Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of our customers and suppliers are in locations which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be disrupted. Similarly, a major earthquake or other natural disaster affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

We also lease one additional building in California, totaling approximately 95,700 square feet, which is subleased to a tenant. The sublease began on April 15, 2008 and expires March 31, 2011. For further discussion of this facility and its effect on our financial condition and results of operations, see Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 15—Lease Financing Obligation.”

ITEM 3.	LEGAL PROCEEDINGS

Information required by this item is set forth in Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 17—Legal Proceedings” of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “EXAR.” The following table set forth the range of high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market.

	Common Stock Price
	High	Low
Fiscal Year 2010
Fourth quarter ended March 28, 2010	$7.78	$6.66
Third quarter ended December 27, 2009	7.95	6.30
Second quarter ended September 27,2009	7.98	6.77
First quarter ended June 28, 2009	7.43	5.70

Fiscal Year 2009
Fourth quarter ended March 29, 2009	$7.25	$4.94
Third quarter ended December 28, 2008	7.75	4.93
Second quarter ended September 28,2008	8.91	6.51
First quarter ended June 29, 2008	9.20	7.33

The closing sales price for our common stock on May 25, 2010, was $6.88 per share. As of May 25, 2010, the approximate number of record holders of our common stock was 259 (not including beneficial owners of stock held in street name).

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

Stock Price Performance

The following table and graph shows a five-year comparison of cumulative total stockholder returns for Exar, The NASDAQ Composite Index, and The NASDAQ Electronic Components Index (SIC code 3670-3679). The table and graph assumed the investment of $100 in stock or index on March 31, 2005 and that all dividends, if any, were reinvested. We have never paid cash dividends on our common stock. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return as of
	March 31, 2005	March 31, 2006	March 31, 2007	March 30, 2008	March 29, 2009	March 28, 2010
Exar Corporation Stock	$100.00	$106.57	$98.81	$61.42	$46.57	$52.61
NASDAQ Composite Index	100.00	119.97	134.27	118.46	85.30	142.80
NASDAQ Electronic Components Index	100.00	111.52	103.15	100.10	66.59	107.00

ITEM 6.	SELECTED FINANCIAL DATA

On March 16, 2010, June 17, 2009, April 3, 2009 and August 25, 2007, we acquired Neterion, Galazar, Hifn and Sipex, respectively. Accordingly, the results of operations of Neterion, Galazar, Hifn and Sipex have been included in our consolidated financial statements since March 16, 2010, June 17, 2009, April 3, 2009 and August 25, 2007, respectively. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 3—Business Combinations.”

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report.

	As of and For the Years Ended
	March 28, 2010(5)	March 29, 2009(4)	March 30, 2008(3)	March 31, 2007(2)	March 31, 2006(1)
Consolidated statements of operations data:
Net sales	$134,878	$115,118	$89,743	$68,502	$67,024
Gross profit	63,382	50,245	40,112	46,534	45,475
Loss from operations	(33,990)	(80,222)	(202,438)	(4,229)	(507)
Net income (loss)	(28,110)	(73,036)	(195,879)	8,024	7,786

Net income (loss) per share
Basic	$(0.64)	$(1.70)	$(4.55)	$0.22	$0.20
Diluted	$(0.64)	$(1.70)	$(4.55)	$0.22	$0.20

Shares used in computation of net income (loss) per share:
Basic	43,584	42,887	43,090	36,255	38,152
Diluted	43,584	42,887	43,090	36,480	38,510

Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$212,084	$256,343	$268,860	$356,079	$329,528
Working capital	208,052	257,179	266,060	357,068	335,896
Total assets	333,314	336,389	424,220	421,174	401,397
Long-term obligations	17,260	16,869	18,091	191	222
Retained earnings (accumulated deficit)	(198,626)	(170,516)	(97,480)	98,164	90,140
Stockholders’ equity	274,132	292,094	371,077	406,756	387,405

(1)	Fiscal year 2006 includes an impairment charge of $1.2 million related to our investment in non-marketable securities.
(2)	Fiscal year 2007 includes an impairment charge of $1.0 million related to our non-marketable securities; and separation costs of $1.6 million related to the resignations of two former executives.
(3)	Fiscal year 2008 includes $5.4 million of amortization of intangible assets acquired in connection with the Sipex acquisition; $8.8 million of IPR&D purchased in connection with the Sipex acquisition; $165.2 million impairment charge on goodwill and other intangible assets; separation expenses of $0.5 million related to our former chief executive officer; and $0.6 million impairment loss related to our non-marketable securities.
(4)	Fiscal year 2009 includes $59.7 million impairment charge on goodwill and other intangible assets; $2.7 million of amortization of intangible assets acquired in connection with the Sipex acquisition; $1.2 million charge for accelerated depreciation on abandoned equipment; and $1.8 million impairment loss related to our investment in marketable and non-marketable securities.
(5)	Fiscal year 2010 includes $7.4 million amortization of intangible assets acquired in connection with the Hifn, Sipex, Galazar and Neterion acquisitions; $2.3 million fair value adjustments of inventories in connection with Hifn and Galazar acquisitions; $6.2 million acquisition related expenses; $0.1 million separation expense related to an executive officer; and $0.3 million impairment loss related to the investment in marketable and non-marketable securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing and sells highly differentiated silicon, software and subsystem solutions for industrial, telecom, networking and storage applications. Our core expertise in silicon integration, system architecture and software has enabled the development of innovative solutions designed to meet the needs of the evolving connected world. Our product portfolio includes power management and interface components, datacom products, storage optimization solutions, network security and applied service processors. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

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

Our international sales are generally denominated in U.S. dollars. Our international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in U.S. dollars. Although foreign sales within certain countries or foreign sales comprised of certain products may subject us to tariffs, our gross profit margin on international sales, adjusted for differences in product mix, is not significantly different from that realized on our sales to domestic customers. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Part I, Item 1A. Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”). Neterion, based in Sunnyvale, California, was a supplier of differentiated 10 Gigabit Ethernet controller silicon and card solutions optimized for virtualized data centers. The acquisition of Neterion allows us to couple our high performance, power efficient solutions for data security and network bandwidth optimization with Neterion’s industry leading virtualization technology to address the emerging 10 Gigabit Ethernet data center infrastructure.

On June 17, 2009, we completed the acquisition of Galazar Networks Inc. (“Galazar”). Galazar, based in Ottawa, Ontario, Canada, was a fabless semiconductor company focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks.

On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”), a fabless semiconductor company that was founded in 1996, spun off from Stac, Inc. in 1999 and traded on the NASDAQ under the symbol “HIFN” since 1999. The acquisition of Hifn expands and complements our product offering in the enterprise storage, networking and telecom markets where we have had a significant base of business for more than 10 years. The Hifn technology adds world class compression and data deduplication products used in storage applications to optimize data and speed up data backup and retrieval. Hifn has also been a leading provider in security acceleration technology by providing encryption and compression products to the leading networking and telecom system manufacturers.

On August 25, 2007, we completed the acquisition of Sipex Corporation (“Sipex”), a company that designed, manufactured and marketed high performance, analog integrated circuits used by OEMs in the computing, consumer electronics, datacom and networking infrastructure markets.

In December 2007, we changed our fiscal year end from a fiscal year ending March 31 to fiscal years consisting of 52 or 53 weeks. In a 52-week year, each fiscal quarter consist of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2010, fiscal year 2009 and fiscal year 2008 are comprised of 52-week periods. Fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 are also referred to as “2010,” “2009” and “2008” unless otherwise indicated.

EXECUTIVE SUMMARY

During fiscal year 2010, we completed the acquisitions of Hifn, Galazar and Neterion and introduced over 35 new products. We continued to execute on our strategy of growing the company both organically and through acquisitions. Through the acquisitions of Hifn and Neterion, we now serve the significant Datacom and Storage market. Our investment in research and development reflects our conscious effort to invest in new products to emerge stronger from the economic downturn. We believe we are well positioned for growth in the future.

With the assistance of employees with systems-level design experience and products acquired in our recent acquisitions, we are evolving from a components supplier to a solutions provider to our customers. We believe our solutions will allow for systems-level sales and cross selling opportunities as we continue our focus on penetrating strategic customers while strengthening our relationship with existing partners.

We have realigned our product lines to execute on our strategy of leveraging our expertise in silicon integration, system architecture, and software to develop solutions to reduce, secure, optimize and transport data and to power and connect systems.

Our product lines of Communications, Datacom and Storage, Interface and Power are as follows:

•	Communications: Our legacy products in our T/E carrier and SDH/SONET product portfolios and products acquired in the acquisition of Galazar (Our carrier Ethernet and OTN solutions);

•	Datacom and Storage: Products acquired in the acquisition of Hifn (Our data security and compression, data deduplication solutions) and Neterion (Our 10 Gigabit Ethernet solutions);

•	Interface: Our legacy UART products and our serial transceiver portfolio that was acquired in the Sipex acquisition in August 2007; and

•	Power: Products acquired in the acquisition of Sipex (Our power conversion, systems controls, and LED lighting solutions), and PowerXR our new programmable power product portfolio.

The economic downturn affected our communications product line significantly for the first time in the September 2009 quarter—nine months later than our other products. We are now seeing a recovery and expect it to continue but at a slower quarterly sequential growth rate. Our interface and power products revenue have returned to their pre-downturn run rates. We anticipate revenue growth to occur with our 10 Gigabit Ethernet products and our recently introduced programmable power products that are gaining traction in the marketplace.

As we enter fiscal 2011, we are aware of the challenges ahead of us and our industry. These include the macro-economic environment, the European credit crisis and our continuous efforts to integrate our businesses and deliver timely and quality products to our customers—and retaining and attracting the talent to execute these efforts. We are both excited and cautiously optimistic about the upcoming year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill and long-lived assets and (6) valuation of business combinations; each of which is addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 2—Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

Revenue Recognition

We recognize revenue in accordance with FASB authoritative guidance for Revenue Recognition. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

We derive revenue principally from the sale of our products to distributors and to OEMs or their contract manufacturers. Our delivery terms are primarily FOB shipping point, at which time title and all risks of ownership are transferred to the customer.

Non-distributors

For non-distributors, revenue is recognized when title to the product is transferred to the customer, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided at the time product sales are recognized. Allowances for sales returns and other reserves are recorded based on historical experience or specific identification of an event necessitating an allowance.

Our actual history of returns from our non-distributors has not been material and, therefore, the allowance for sales returns for non-distributor customers is not significant.

Distributors

Agreements with our two primary distributors permit the return of 3% to 5% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 2% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell for a specific product with a specific volume range for a given customer over a period not to exceed one year.

We recognize revenue from each of our distributors using either the sell-in basis or sell-through basis, each as described below. Once adopted, the basis for revenue recognition for a distributor is maintained unless there is a change in circumstances indicating the basis for revenue recognition for that distributor is no longer appropriate.

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

Prior to August 25, 2007, the effective date of the Sipex acquisition, our historical patterns of returns, pricing allowances and other concessions with distributors had been fairly consistent, which enabled us to reasonably estimate such allowances at the time of shipment. Therefore, we historically recognized revenue on sales to all distributors on the sell-in basis and recorded an estimated allowance, at the time of shipment, based on authorized and historical patterns of returns and other concessions. Concurrent with the acquisition of Sipex, we reassessed our expected ability to continue to reasonably estimate such allowances for each of our distributors as well as for Sipex’s distributors. Prior to the acquisition, Sipex recognized revenue on sales to all distributors on the sell-through basis. Consistent with Sipex’s past practice, we concluded that we were not able to reasonably estimate such allowances at the time of shipment of products to Sipex’s distributors. Therefore, we determined that consistent with Sipex’s past practice, we would continue to recognize sales to Sipex’s distributors on the sell-through basis. In addition, as a result of the acquisition, our relationships, marketing and sales practices with our two primary distributors had changed. Further, as disclosed in “Part II, Item 8—Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 6— Related Party Transaction,” Our largest distributor, Future is a related party of Exar. As a result of these changes, we concluded that we could no longer reasonably estimate returns, pricing allowances and other concessions at the time of shipment of products to these distributors. Accordingly, concurrent with our consummation of the Sipex acquisition on August 25, 2007, we determined it was appropriate that revenue on all sales to our two primary distributors, Future and Nu Horizons, be recognized on the sell-through basis.

Software and Royalty Revenue Recognition

Software became an element of our revenue upon the acquisition of Hifn on April 3, 2009. Software license revenue is generally recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence (“VSOE”) exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is reasonably assured. At this time we do not have any multi element arrangements and, therefore, have not established VSOE for multi element arrangements. Returns, including exchange rights for unsold licenses, are recorded based on agreed-upon return rates or historical experience and are deferred until the return rights expire.

We recognize royalty revenue based on reported sales by third party licensees of products containing our materials and intellectual property. The sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. If there are extended payment terms, royalty revenue is recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized ratably over the term of the agreement.

Valuation of Inventories

Our policy is to establish a provision for excess inventories, based on the nature of the specific product that is greater than twelve months of forecasted demand unless there are other factors indicating that the inventories will be sold at a profit after such periods. Among other factors, management considers known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at our primary distributors, past and current market conditions, anticipated demand for our products, changing lead times in the manufacturing process and other business conditions when determining if a provision for excess inventory is required. Should the assumptions used by management in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margins. See Part I, Item 1A. “Risk Factors—‘Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control’.”

Income Taxes

We determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from timing differences in the recognition of revenue and expense for tax and financial statement purposes. Such deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, operating losses and tax credit carryforwards. Changes in tax rates affect the deferred income tax assets and liabilities and are recognized in the period in which the tax rates or benefits are enacted. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 18—Income Taxes” for more details about our deferred tax assets and liabilities.

We must determine the probability that we will be able to utilize our deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain Income Tax Provisions

Effective April 1, 2007, we adopted authoritative guidance addressing accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our total amount of gross unrecognized tax benefits as of March 29, 2009 was $9.9 million. The unrecognized tax benefits increased by $6.0 million during the fiscal year ended March 28, 2010 to $15.9 million. If recognized, $13.5 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Stock-Based Compensation

We compute the fair value of stock options utilizing the Black-Scholes model. Calculating stock-based compensation expense requires the input of highly subjective assumptions. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Additionally, a change in the estimated forfeiture rate will have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all unamortized expense after April 1, 2006 is recognized in the period the forfeiture estimate is changed. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to the Consolidated Financial Statements, Note 13—Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and activities of our stock-based compensation.

In fiscal year 2007, our stockholders ratified the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”). Within the terms of the 2006 Plan, we now grant stock options and Restricted Stock Units (“RSUs”). At March 28, 2010, unrecognized stock-based compensation was $8.1 million and $4.2 million for stock-options and RSUs, respectively, with remaining weighted average recognition periods of 2.91 years and 1.01 years, respectively.

Goodwill and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment.

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

Valuation of Business Combinations

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

Goodwill is measured and recorded as the amount, by which the consideration transferred, generally at the acquisition date fair value, exceeds the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquiree. To the contrary, if the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquiree exceeds the consideration transferred, it is considered a bargain purchase and we would recognize the resulting gain in earnings on the acquisition date.

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

Acquisition related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received.

RESULTS OF OPERATIONS

On August 25, 2007, April 3, 2009, June 17, 2009 and March 16, 2010, we acquired Sipex, Hifn, Galazar and Neterion, respectively. Accordingly, the results of operations of Sipex, Hifn, Galazar and Neterion have been included in our consolidated financial statements since August 26, 2007, April 4, 2009, June 18, 2009 and March 17, 2010, respectively. We were precluded from recognizing net sales for products shipped to Sipex’s, Hifn and Neterion distributors prior to the acquisition, and began to recognize revenue at those distributors once products shipped to the distributors after the acquisition were sold to end customers. Also as described above in Critical Accounting Policies and Estimates, we began to recognize revenue on shipments to our two primary distributors, Future and Nu Horizons, on the sell-through basis beginning August 26, 2007. Consequently, our net sales were lower until products shipped to those distributors after August 25, 2007 were sold to end customers.

Net Sales by Product Line

The following table shows net sales by product line in dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 28, 2010		March 29, 2009		March 30, 2008		2010 vs. 2009 Change	2009 vs. 2008 Change
Net sales:
Communication	$24,094	18%	$27,833	24%	$27,946	31%	(13)%	—
Datacom and storage	25,259	19%	—	—	—	—	100%	—
Interface	61,908	46%	63,036	55%	49,904	56%	(2)%	26%
Power Management	23,617	17%	24,249	21%	11,893	13%	(3)%	104%

Total	$134,878	100%	$115,118	100%	$89,743	100%

*	Revenue from Sipex, Hifn, Galazar and Neterion have been included in our consolidated financial statements since August 26, 2007, April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software revenues have not been a significant part of our total revenues.

Fiscal Year 2010 versus Fiscal Year 2009

Communication

Net sales of communication products, including network access and transmission products as well as network transport products from the Galazar acquisition and optical products from the Sipex acquisition, for fiscal year 2010 decreased $3.7 million as compared to fiscal year 2009 and included $2.4 million of additional sales of Galazar products.

Excluding the additional Galazar sales, network access and transmission products for fiscal year 2010 decreased $6.2 million primarily due to decreased customer demand for our SONET products, and a decrease in customer demand for our optical products related to end of life purchase in fiscal year 2009 with a resulting decrease in units sold.

Datacom and storage

Net sales of datacom and storage products include network access, transmission and storage products, as well as encryption, data reduction and packet processing products from the Hifn acquisition and 10 Gigabit Ethernet controller silicon and card solutions from the Neterion acquisition. The $25.3 million in net sales in fiscal year 2010 includes $25.1 million in sales of Hifn products and $0.2 million in sales of Neterion products.

Interface

Net sales of interface products, including UARTs, video, imaging and other products as well as transceiver products from the Sipex acquisition, for fiscal year 2010 decreased $1.1 million as compared to fiscal year 2009 primarily due to price erosion on certain products.

Power Management

Net sales of power management products, including DC-DC regulators and LED drivers acquired from Sipex, for fiscal year 2010 decreased $0.6 million as compared to fiscal year 2009 primarily due to decreased customer demand with a resulting decrease in units sold in fiscal year 2010 and price erosion on a limited number of products.

Fiscal Year 2009 versus Fiscal Year 2008

Communication

Net sales of communication products, including network access and transmission products as well as optical products acquired from Sipex, for fiscal year 2009 decreased $0.1 million as compared to fiscal year 2008.

Net sales of network access and transmission products decreased $1.3 million primarily due to reduced customer demand and price erosion on certain SONET products, partially offset by a full year’s recognition of sales to our primary distributors on the sell-through basis of revenue recognition. Net sales of optical products increased $1.2 million primarily due to the five additional months of combined results in fiscal year 2009.

Interface

Net sales of interface products, including UARTs, video, imaging and other products as well as transceiver products from the Sipex acquisition, for fiscal year 2009 increased $13.1 million as compared to fiscal year 2008.

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

Power Management

Net sales of power management products, including DC-DC regulators and LED drivers acquired from Sipex, for fiscal year 2009 increased $12.4 million as compared to fiscal year 2008 primarily due to the five additional months of combined results with Sipex in fiscal year 2009.

Net Sales by Channel

The net sales to our two primary distributors are shown in sell-through distributors, as per their current classification, despite $12.1 million in sales to them for the first five months of fiscal year 2008 being recorded on the sell-in basis of revenue recognition.

For fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, approximately 35%, 44% and 35%, respectively, of our net sales were derived from product sales to our two primary distributors, Future Electronics Inc. (“Future”) and Nu Horizons Electronics Corp. (“Nu Horizons”); and approximately 65%, 56% and 65%, respectively, of our net sales were derived from sales to other distributors, OEM customers and other non-distributors.

The following table shows net sales by channel in dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 28, 2010		March 29, 2009		March 30, 2008		2010 vs. 2009 Change	2009 vs. 2008 Change
Net sales:
Sell-through distributors	$67,565	50%	$68,762	60%	$41,438	46%	(2)%	66%
Direct and others	67,313	50%	46,356	40%	48,305	54%	45%	(4)%

Total	$134,878	100%	$115,118	100%	$89,743	100%

*	Revenue from Sipex, Hifn, Galazar and Neterion has been included in our consolidated financial statements since August 26, 2007, April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Fiscal Year 2010 versus Fiscal Year 2009

Net sales to our distributors, for which we recognize revenue on the sell-through basis, for fiscal year 2010 decreased by $1.2 million. Net sales to these distributors included $1.1 million in sales of Hifn products. The decrease in sales to these distributors was primarily due to lower sales of our legacy communications and interface products.

Net sales to direct customers and other distributors for fiscal year 2010 increased by $21.0 million and included $26.6 million in sales of Hifn, Galazar and Neterion products. Net of the acquired products, net sales decreased $5.6 million primarily due to lower sales of our legacy communications products.

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

Net Sales by Geography

The following table shows net sales by geography in dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 28, 2010		March 29, 2009		March 30, 2008		2010 vs. 2009 Change	2009 vs. 2008 Change
Net sales:
America	$35,223	26%	$28,996	25%	$27,626	31%	21%	5%
Asia	80,268	60%	61,029	53%	39,953	44%	32%	53%
Europe	19,387	14%	25,093	22%	22,164	25%	(23)%	13%

Total	$134,878	100%	$115,118	100%	$89,743	100%

*	Revenue from Sipex, Hifn, Galazar and Neterion has been included in our consolidated financial statements since August 26, 2007, April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Fiscal Year 2010 versus Fiscal Year 2009

Net sales in the Americas for fiscal year 2010 included $10.7 million, $1.1 million, and $0.2 million in sales of products acquired in the Hifn, Galazar and Neterion acquisitions, respectively.

Net sales in Asia for fiscal year 2010 included $12.6 million and $1.0 million in sales of products acquired in the Hifn and Galazar acquisitions, respectively.

Net sales in Europe for fiscal year 2010 included $1.7 million and $0.3 million in sales of products acquired in the Hifn and Galazar acquisitions, respectively.

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

Gross Profit

The following table shows gross profit and cost of sales in dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 28, 2010		March 29, 2009		March 30, 2008		2010 vs. 2009 Change	2009 vs. 2008 Change
Net sales	$134,878		$115,118		$89,743
Cost of Sales
Cost of Sales	63,911	47%	61,744	53%	41,948	47%	4%	47%
Fair value adjustment of acquired inventories	2,398	2%	—	—	2,231	2%	100%	(100)%
Amortization of acquired intangible assets	5,187	4%	3,129	3%	5,452	6%	66%	(43)%

Gross profit	$63,382	47%	$50,245	44%	$40,112	45%	26%	25%

*	Incremental revenues and gross profit from Sipex, Hifn, Galazar and Neterion have been included in our consolidated financial statements since August 26, 2007, April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets, acquired intellectual property and capitalized IPR&D;

•	the fair value adjustment of acquired inventories;

•	the provision for excess and obsolete inventory; and

•	the sale of previously reserved inventory.

Fiscal Year 2010 versus Fiscal Year 2009

Gross profit for fiscal year 2010 increased $13.1 million, or three percentage points as a percentage of net sales, as compared to fiscal year 2009. The increase in gross profit as a percentage of sales was primarily due to sales of the Hifn and Galazar products that typically have higher margins, and improved unabsorbed capacity, or manufacturing efficiency.

Stock-based compensation expense recorded in cost of sales was $0.5 million and $0.6 million for fiscal year 2010 and 2009, respectively.

We believe that gross margin will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, sales mix, including the release of our new products which are designed to have better margins, manufacturing costs, our ability to leverage fixed operational costs across increased shipment volumes and competitive pricing pressure on our products.

Fiscal Year 2009 versus Fiscal Year 2008

Gross profit for fiscal year 2009 increased $10.1 million, but as a percentage of net sales decreased one percentage point, as compared to fiscal year 2008. The decrease in gross profit as a percentage of sales was primarily due to an increase of $31.8 million in sales of lower gross margin products acquired from Sipex, higher charges of $1.2 million for excess and obsolete inventory, a decrease of $5.1 million in sales of network and UART products that typically have higher gross margins, partially offset by lower amortization of acquired intangible assets and the sale last year of acquired inventory which had been written-up to fair value.

We recorded impairment charges against purchased intangible assets in the third quarter of fiscal year 2009 and in the fourth quarter of fiscal year 2008.

Stock-based compensation expense recorded in cost of sales was $0.6 million and $0.4 million for fiscal year 2009 and 2008, respectively.

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 28, 2010		March 29, 2009		March 30, 2008		2010 vs. 2009 Change	2009 vs. 2008 Change
Net sales	$134,878		$115,118		$89,743
R&D expense:
R&D—base	42,514	31%	28,980	25%	29,060	32%	47%	—
Stock-based compensation	2,324	2%	1,614	1%	1,207	1%	44%	34%
Amortization expense—acquired intangible	2,785	2%	798	1%	—	—	249%	100%
Accelerated depreciation and other	888	1%	437	1%	393	1%	103%	11%

Total R&D expense	$48,511	36%	$31,829	28%	$30,660	34%	52%	4%

SG&A expense:
SG&A—base	39,454	29%	33,991	30%	31,140	35%	16%	9%
Stock-based compensation	3,113	2%	2,725	2%	3,366	4%	14%	(19)%
Amortization expense—acquired intangible	697	1%	490	—	936	1%	42%	(48)%
Acquisition related costs	5,597	4%	1,756	2%	2,457	2%	219%	(29)%

Total SG&A expense	$48,861	36%	$38,962	34%	$37,899	42%	25%	3%

Goodwill and other intangible asset impairment	—	—	59,676	52%	165,191	184%	(100)%	(64)%
Acquired in-process research and development	—	—	—	—	8,800	10%	—	(100)%

*	Incremental revenues and operating expenses from Sipex, Hifn, Galazar and Neterion have been included in our consolidated financial statements since August 26, 2007, April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Research and Development (“R&D”)

Our research and development costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, engineering supplies and services, and use of in-house test equipment;

•	amortization of acquired intangible assets; and

•	facilities expenses.

Fiscal Year 2010 versus Fiscal Year 2009

R&D-base expenses increased $13.5 million, or 47%, as compared to fiscal year 2009. The increase was primarily due to increased labor expenses, higher mask tooling costs and software amortization and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn and Galazar.

In connection with the Hifn acquisition, we assumed a contractual agreement under which certain of our research and development costs are eligible for reimbursement. Amounts collected under this arrangement are offset against research and development expense. During fiscal year 2010, Exar received $4.6 million for work performed, which was recorded as an offset to research and development expenses.

The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to new stock option and restricted stock unit (“RSU”) grants made to former Hifn and Galazar employees and the incremental costs associated with the employee stock option exchange in November 2008.

The growth in amortization expense – acquired intangibles as compared to fiscal year 2009 primarily relates to the amortization of intangible assets associated with the Hifn and Galazar acquisitions.

Accelerated depreciation and other costs for fiscal year 2010 are primarily associated with acquired equipment and employee severance costs in connection with our acquisitions.

We believe that research and development expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, higher mask costs in connection with advanced process geometries, development for our 10 Gigabit Ethernet products, increased investment in software development, higher salaries due to additional employees from acquired companies, incentives, as we reach profitability, annual merit increases and fluctuations in reimbursements under a research and development contract.

We anticipate that salary related costs associated with IPR&D projects acquired in business combinations will be resourced through our existing workforce.

Fiscal Year 2009 versus Fiscal Year 2008

R&D-base expenses remained relatively flat as compared to fiscal year 2008. An increase in labor, equipment depreciation and patent expenses associated with operating the entire fiscal year with the resources acquired from Sipex partially offset by lower EDA software license costs.

Stock-based compensation expense recorded in R&D expenses was $1.6 million as compared to $1.2 million for fiscal year 2008. The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to assumed options from the Sipex acquisition and the incremental costs associated with the employee stock option exchange in November 2008.

The growth in amortization expense – acquired intangibles as compared to fiscal year 2008 primarily relates to the amortization of intangible assets associated with the Sipex acquisition.

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

Fiscal Year 2010 versus Fiscal Year 2009

SG&A-base expenses increased $5.5 million, or 16%, as compared to fiscal year 2009. The increase was primarily due to increased labor expenses and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn, and to a lesser extent, Galazar.

The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to new stock option and RSU grants made to former Hifn and Galazar employees and the incremental costs associated with the employee stock option exchange in November 2008.

Acquisition related costs increased $3.8 million as compared to fiscal year 2009. The increase was primarily due to higher professional fees that are recorded as expenses related to business combinations and the accelerated depreciation of $0.8 million relating to shortened remaining lives of equipment acquired from Hifn, employee separation costs of $0.8 million, and building exit and moving costs of $0.3 million related to the Hifn Los Gatos facility.

Fiscal Year 2009 versus Fiscal Year 2008

SG&A-base expenses increased $2.9 million, or 9%, as compared to fiscal year 2008. The increase was primarily due to increased labor, travel, insurance and subsidiary support expenses associated with operating the entire fiscal year with the resources acquired from Sipex partially offset by employee bonuses, audit and legal fees.

The decrease in stock-based compensation expense for fiscal year 2009 as compared to fiscal year 2008 was primarily attributable to option forfeitures in 2009.

Acquisition related costs decreased $0.7 million as compared to fiscal year 2008. The decrease reflects the exclusion of a completed acquisition in 2009.

We believe that selling, general and administrative expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, salaries of employees from acquired companies, variable commissions, incentives as we reach profitability and annual merit increases.

Goodwill and Other Intangible Asset Impairment

Fiscal Year 2010

In the fourth quarter of fiscal year 2010, we conducted our annual impairment review comparing the fair value of our single reporting unit with the carrying value. Based on the results at the time of our analysis, the fair value exceeded the carrying value of our one reporting unit by 36%. As a result, no additional measurement was needed and no impairment was recorded for the fiscal year ended March 28, 2010.

Fiscal Year 2009

During fiscal year 2009, a rapid and severe deterioration of worldwide economic conditions affected our industry and led customers to scale down their levels of production. As a result of third quarter fiscal year 2009 impairment indicators, we considered the potential impairment of goodwill and other long-lived assets including intangible assets. Indicators that required us to perform an interim impairment review consisted of further weakening in new orders from our customers throughout the third quarter and into the fourth quarter of fiscal year 2009, as well as the uncertainty of the magnitude and duration of the recession and expectations of industry analysts that demand for semiconductors would remain weak until economic conditions improved. In addition, we experienced a significant decline in our stock price that reduced our market capitalization below our net asset carrying value for an extended period of time. As a result of the goodwill and long-lived asset impairment assessments, we recorded a charge totaling $59.7 million in the third quarter of fiscal year 2009. This charge is comprised of $46.2 million related to goodwill and $13.5 million related to intangible assets, which is included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations.

Given the impairment indicators discussed above, we performed an interim goodwill impairment analysis during the third quarter of fiscal year 2009 using a combination of the income approach and the market approach. The analysis performed compared the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. Our estimate of the implied fair value of the goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a seven-year period with residual value. The analysis resulted in an impairment charge of approximately $46.2 million, which is included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations, that reduced our carrying value of goodwill to zero.

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

The analysis determined that the carrying amount of the intangible assets exceeded the implied fair value under and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $13.5 million, which is included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations, of which $9.8 million related to existing technology, $1.4 million to patents/core technology, $1.3 million to distributor relationships, $0.9 million to customer relationships and $0.1 million to tradenames/trademarks.

Fiscal Year 2008

In the fourth quarter of fiscal year 2008, we conducted our annual impairment review and determined that, based on the then current market conditions in the semiconductor industry and our stock price over the prior six months, the carrying amount of our goodwill exceeded its implied fair value under the test for impairment and recorded a goodwill impairment charge of approximately $128.5 million, which is included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. Our estimate of the implied fair value of the goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a seven-year period with residual value and discount rates between 13% and 19%.

In the fourth quarter of fiscal year 2008, based on the then current market conditions in the semiconductor industry and our stock price over the prior six months, certain intangible assets acquired in our acquisition of Sipex were tested for recoverability. As a result of an unfavorable product architecture decision by a market leading end customer, our reassessment of potential product cost reductions and delay in introducing new proprietary products to market, we reduced our projections of our future cash flows and determined that the carrying amount of the purchased Sipex intangible assets exceeded the implied fair value under the test for impairment and recorded an impairment charge of approximately $36.7 million, which is included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. Our estimate of the implied fair value of the intangible assets was based on the discounted value of estimated future cash flows over a six-year period with residual value and a discount rate of 13%.

Acquired In-Process Research and Development

We recorded a charge of $8.8 million in fiscal year 2008 in acquired In-Process Research and Development (“IPR&D”) associated with our acquisition of Sipex in the three months ended September 30, 2007.

The IPR&D projects underway at Sipex at the acquisition date were in the interface and power management product families. Within interface products, specific projects relate to new products in its multiprotocol and RS485 families. Within power management, development activities relate to the commercialization of its digital power technology, LED drivers and DC-DC regulators and controllers. Of these projects, one of the three LED driver projects has been released to production and the remaining two were cancelled. Two of the five DC-DC projects were released to production and the remaining three were cancelled. The sole digital power technology project has been released to production.

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands):

	March 28, 2010		March 29, 2009		March 30, 2008		2010 vs. 2009 Change	2009 vs. 2008 Change
Net sales	$134,878		$115,118		$89,743
Interest income and other, net	7,030	5%	9,107	8%	16,037	18%	(23)%	(43)%
Interest Expense	(1,296)	(1)%	(1,253)	(1)%	(771)	(1)%	3%	63%
Impairment charges on investments	(317)	—	(1,203)	(1)%	(591)	(1)%	(74)%	104%

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses;

•	realized gains or losses on marketable securities; and

•	gains or losses on the sale or disposal of equipment.

Fiscal Year 2010 versus Fiscal Year 2009

The $2.1 million or 23% decrease in interest income and other, net during fiscal year 2010 as compared to fiscal year 2009 was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments.

Fiscal Year 2009 versus Fiscal Year 2008

The $6.9 million or 43% decrease in interest income and other, net during fiscal year 2009 as compared to fiscal year 2008 was primarily attributable to a decrease in interest income as a result of lower invested cash balances, as we repurchased 1.6 million of our shares of common stock for $13.4 million and lower yields and increased investment management fees as we transitioned the internally managed portion of our portfolio to our professional investment managers, partially offset by increased sublease income. The sublease income is derived from a tenant who is a venture-backed, private company. If the subtenant were to experience financial difficulties, our sublease income would be impacted and costs to return the leased facility to the landlord could increase.

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

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license, $3.7 million of design tools in November 2008 under a three-year license, $1.1 million in July 2009 under a 3-year license, and $1.3 million in December 2009 under a 28-month license which were accounted for as capital leases and recorded in the “Property, plant and equipment, net” line item on the consolidated balance sheets. The related design tool obligations were included in the “Long-term lease financing obligations” line item in our consolidated balance sheets. The effective interest rates for the design tools range from 4.0% to 7.25% for the four-year, three-year and 28-month tools.

Interest expense for the Hillview Facility lease financing and the design tools lease obligations for both fiscal years 2010 and 2009 totaled approximately $1.3 million. Interest expense for the Hillview Facility lease financing and the design tools lease obligations for fiscal year 2008 totaled approximately $0.7 million.

Impairment Charges on Investments

We periodically review our investments to assess whether any investments with unrealized loss positions are other-than-temporarily impaired. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position and intent and ability to hold a security to maturity or forecasted recovery. Realized gains and losses and declines in value of our marketable investments judged to be other-than-temporary are reported in the “Interest income and other, net” line item in the consolidated statements of operations. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded other-than-temporary impairment charges of $0.6 million in fiscal year 2009.

Our long-term investments consist of the investments in TechFarm Ventures L.P. (“TechFarm Fund”) and Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Both TechFarm Fund and Skypoint Fund are venture capital funds which invest primarily in private companies in the telecommunications and/or networking industry. We account for these non-marketable equity securities under the cost method. We periodically review our investments to assess whether they are other-than-temporarily impaired, in which case the investments are written down to their impaired value. Any decline in the value of our non-marketable investments is reported in the “Impairment charges on investments” line item in the consolidated statements of operations.

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

Skypoint Fund

In fiscal year 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $0.2 million.

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

Provision for Income Taxes

Fiscal Year 2010

Our effective tax rate for fiscal year 2010 was 1.6%. The provision for fiscal year 2010 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to changes in valuation allowance, federal refundable tax credit benefits, foreign rate differential, true-up adjustment of prior year tax expense and net operating loss benefits during fiscal year 2010.

Fiscal Year 2009

Our effective tax rate for fiscal year 2009 was 0.7%. The provision for fiscal year 2009 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to changes in valuation allowance and net operating loss benefits during fiscal year 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
	March 28, 2010	March 29, 2009	March 30, 2008
	(dollars in thousands)
Cash and cash equivalents	$25,486	$89,002	$122,016
Short-term investments	186,598	167,341	146,844

Total cash, cash equivalents, and short-term investments	$212,084	$256,343	$268,860

Percentage of total assets	64%	76%	63%
Net cash provided by operating activities	$3,641	$3,268	$13,820
Net cash provided by (used in) investing activities	(64,594)	(25,038)	82,849
Net cash used in financing activities	(2,563)	(11,244)	(94,336)
Effect of exchange rate changes on cash	—	—	(126)

Net increase (decrease) in cash and cash equivalents	$(63,516)	$(33,014)	$2,207

Fiscal Year 2010

Operating Activities—Our net loss was $28.1 million. After adjustments for non-cash items and changes in working capital, we generated $3.6 million of cash from operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $20.8 million;

•	Provision for sales returns and allowances of $12.1 million;

•	Stock-based compensation expense of $6.0 million; and

•	Losses on investments of $0.3 million.

Working capital changes included:

•	a $17.2 million increase in accounts receivable primarily due to higher shipments;

•	a $2.5 million increase in accounts payable primarily due to the increased number of vendors and related activity due to acquisitions; and

•	a $4.2 million increase in deferred income and allowances on sales to distributors as our distributors have increased their inventory in response to improving end customer demand.

Our net inventories at March 28, 2010 were $15.0 million, compared with $15.7 million at March 29, 2009. The decrease was primarily due to increased shipments partially offset by additional inventory required for Hifn, Galazar and Neterion products.

Investment Activities—In fiscal year 2010, net cash used in investing activities includes acquisitions of Hifn, Galazar and Neterion for $53.3 million, net purchases of short-term marketable securities of $5.4 million and $5.8 million in purchases of property, plant and equipment and intellectual property.

Financing Activities—In fiscal year 2010, net cash used in financing activities reflects the $3.1 million repayment of lease financing partially offset by $0.5 million of proceeds associated with our employee stock plans.

As of March 28, 2010, we were obligated to contribute our remaining committed capital of approximately $0.5 million as required by the Skypoint Fund’s General Partner and in accordance with the partnership agreement between the Skypoint Fund and us. To meet our capital commitment to the Skypoint Fund, we may need to use our existing cash, cash equivalents and marketable securities.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During fiscal year 2010, we did not repurchase any of our common stock under the 2007 SRP. As of March 28, 2010, the remaining authorized amount available under the 2007 SRP was $11.8 million with no termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

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

The following table summarizes our investments in marketable securities (in thousands):

	March 28, 2010
	Amortized Cost	Unrealized
		Gross Gains	Gross Losses	Fair Value
Money market funds	$19,616	$—	$—	$19,616
U.S. government and agency securities	58,943	835	(31)	59,747
Corporate bonds and commercial paper	61,240	900	(18)	62,122
Asset and mortgage-backed securities	64,329	496	(96)	64,729

Total investment	$204,128	$2,231	$(145)	$206,214

	March 29, 2009
	Amortized Cost	Unrealized
		Gross Gains	Gross Losses	Fair Value
Money market funds	$26,332	$—	$—	$26,332
U.S. government and agency securities	163,750	1,379	(38)	165,091
Corporate bonds and commercial paper	28,169	160	(141)	28,188
Asset and mortgage-backed securities	35,070	317	(364)	35,023

Total investment	$253,321	$1,856	$(543)	$254,634

As of March 28, 2010, asset-backed and mortgage-backed securities, accounted for 9% and 23%, respectively, of our total investments in marketable securities of $206.2 million. These asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Report, we have sufficient liquidity and do not intend to sell these securities to fund normal operations nor realize any significant losses in the short term. As of March 28, 2010, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $0.4 million.

We believe that our cash and cash equivalents, short-term marketable securities and cash flows from operations will be sufficient to satisfy working capital requirements, capital equipment and intellectual property needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, thus having a material adverse effect on our financial condition or results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments complementary to our design expertise and market strategy, which may include investments in wafer fabrication foundries. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 28, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at March 28, 2010 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments(1)	$20,801	$20,801	$—	$—	$—
Long-term lease financing obligation(2)	6,574	5,132	1,442	—	—
Lease obligations(3)	4,770	3,484	1,286	—	—
Long-term investment commitments (Skypoint Fund)(4)	469	469	—	—	—
Remediation commitment(5)	136	86	10	40	—

Total	$32,750	$29,972	$2,738	$40	$—

Note:	The table above excludes the liability for unrecognized income tax benefits of approximately $3.2 million and the related accrued interest and penalties of approximately $0.4 million as of March 28, 2010 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.
(2)	Includes licensing agreements related to engineering design software of $5.1 million. Also includes $1.5 million related to our Hillview facilities, but excludes approximately $12.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties, L.P. on March 9, 2006, as amended on August 25, 2007.
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon request from the Fund’s General Partner.
(5)	The commitment relates to the environmental monitoring and remediation activities of Micro Power Systems, Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 2 – Accounting Policies.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For the fiscal years ended March 28, 2010 and March 29, 2009, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity.    We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $206.2 million as of March 28, 2010 and $254.6 million as of March 29, 2009. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of March 28, 2010, the increase or decline in the fair value of the portfolio would not be material. At March 28, 2010, the difference between the fair market value and the underlying cost of the investments portfolio was a gross unrealized gain of $2.1 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 28, 2010, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $186.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries at March 28, 2010 and March 29, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in fiscal year 2010

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

San Jose, CA

June 10, 2010

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 28, 2010	March 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$25,486	$89,002
Short-term marketable securities	186,598	167,341
Accounts receivable (net of allowances of $831 and $572)	13,461	7,452
Accounts receivable, related party (net of allowances of $605 and $736)	4,323	1,796
Inventories	15,000	15,678
Other current assets	5,106	3,336

Total current assets	249,974	284,605
Property, plant and equipment, net	42,941	42,549
Goodwill	3,085	—
Intangible assets, net	31,957	7,359
Other non-current assets	5,357	1,876

Total assets	$333,314	$336,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,828	$5,391
Accrued compensation and related benefits	6,619	4,773
Deferred income and allowances on sales to distributors	4,227	3,208
Deferred income and allowances on sales to distributor, related party	10,650	7,040
Short-term lease financing obligations	3,540	2,460
Other accrued expenses	7,058	4,554

Total current liabilities	41,922	27,426
Long-term lease financing obligations	13,454	15,633
Other non-current obligations	3,806	1,236

Total liabilities	59,182	44,295

Commitments and contingencies (Notes 16 and 17)

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 43,839,514 and 43,036,271 shares outstanding at March 28, 2010 and March 29, 2009, respectively	4	4
Additional paid-in capital	720,455	710,787
Accumulated other comprehensive income	1,282	802
Treasury stock at cost, 19,924,369 shares at March 28, 2010 and March 29, 2009	(248,983)	(248,983)
Accumulated deficit	(198,626)	(170,516)

Total stockholders’ equity	274,132	292,094

Total liabilities and stockholders’ equity	$333,314	$336,389

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	March 28, 2010	March 29, 2009	March 30, 2008
Sales:
Net sales	$97,676	$74,620	$67,925
Net sales, related party	37,202	40,498	21,818

Total net sales	134,878	115,118	89,743

Cost of sales:
Cost of sales	48,728	41,811	33,773
Cost of sales, related party	17,581	19,933	10,406
Amortization of purchased intangible assets	5,187	3,129	5,452

Total cost of sales	71,496	64,873	49,631

Gross profit	63,382	50,245	40,112

Operating expenses:
Research and development	48,511	31,829	30,660
Selling, general and administrative	48,861	38,962	37,899
Goodwill and other intangible asset impairment	—	59,676	165,191
Acquired in-process research and development	—	—	8,800

Total operating expenses	97,372	130,467	242,550
Loss from operations	(33,990)	(80,222)	(202,438)
Other income and expense, net:
Interest income and other, net	7,030	9,693	16,037
Interest expense	(1,296)	(1,253)	(771)
Impairment charges on investments	(317)	(1,789)	(591)

Total other income and expense, net	5,417	6,651	14,675
Loss before income taxes	(28,573)	(73,571)	(187,763)
Provision for (benefit from) income taxes	(463)	(535)	8,116

Net loss	$(28,110)	$(73,036)	$(195,879)

Loss per share:
Basic and diluted loss per share	$(0.64)	$(1.70)	$(4.55)

Shares used in the computation of loss per share:
Basic and diluted	43,584	42,887	43,090

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accum- ulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2007	45,170,072	$4	(9,015,257)	$(142,572)	$451,084	$98,164	$76	$406,756
Comprehensive loss:
Net loss						(195,879)		(195,879)
Cumulative effect adjustment to retained earnings related to the adoption of FIN 48						235		235
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $50							(77)	(77)
Change in unrealized gains on marketable securities							1,874	1,874

Total comprehensive loss								$(193,847)

Issuance of common stock in connection with the Sipex acquisition	16,459,076				229,999			229,999
Fair value of vested options assumed in connection with the Sipex acquisition					10,401			10,401
Fair value of warrants assumed in connection with the Sipex acquisition					1,489			1,489
Tax deficit from stock plans					(55)			(55)
Issuance of common stock through employee stock plans	518,193				4,288			4,288
Issuance of common stock for vested restricted stock units	69,442
Stock-based compensation					5,012			5,012
Acquisition of treasury stock			(9,272,764)	(92,966)				(92,966)

Balance, March 30, 2008	62,216,783	$4	(18,288,021)	$(235,538)	$702,218	$(97,480)	$1,873	$371,077
Comprehensive loss:
Net loss						(73,036)		(73,036)
Other comprehensive income:
Change in unrealized gains on marketable securities, including tax of $485							(1,071)	(1,071)

Total comprehensive loss								$(74,107)

Reclassification of deferred compensation liability					210			210
Issuance of common stock through employee stock plans	635,959				3,518			3,518
Issuance of common stock for vested restricted stock units	117,437
Withholding of common shares for tax obligations on vested restricted stock units	(9,539)				(60)			(60)
Stock-based compensation					4,901			4,901
Acquisition of treasury stock			(1,636,348)	(13,445)				(13,445)

Balance, March 29, 2009	62,960,640	$4	(19,924,369)	$(248,983)	$710,787	$(170,516)	$802	$292,094
Comprehensive loss:
Net loss						(28,110)		(28,110)
Other comprehensive income:
Change in unrealized gains on marketable securities, including tax of $289							480	480

Total comprehensive loss								$(27,630)

Issuance of common stock through employee stock plans	83,553				538			538
Issuance of common stock in connection with Hifn acquisition	418,026				2,709			2,709
Deferred salary option adjustment, net	1,325				20			20
Issuance of common stock for vested restricted stock units	349,409				3			3
Withholding of common shares for tax obligations on vested restricted stock units	(49,070)				(347)			(347)
Tax benefit from stock plans					780			780
Stock-based compensation					5,965			5,965

Balance, March 28, 2010	63,763,883	$4	(19,924,369)	$(248,983)	$720,455	$(198,626)	$1,282	$274,132

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	March 28, 2010	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net loss	$(28,110)	$(73,036)	$(195,879)
Reconciliation of net loss to net cash provided by operating activities:
Goodwill and other intangible asset impairment	—	59,676	165,191
Depreciation and amortization	20,825	14,446	12,615
Acquired in-process research and development	—	—	8,800
Stock-based compensation expense	5,965	4,934	4,979
Provision for sales returns and allowances	12,096	7,824	3,273
Other than temporary loss on investments	317	1,789	591
Deferred income taxes	(292)	(485)	7,895
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	(17,217)	(3,417)	(6,842)
Inventories	6,256	(1,510)	2,857
Other current assets	(204)	819	1,145
Accounts payable	2,473	(3,410)	223
Accrued compensation and related benefits	(925)	(1,032)	2,326
Other accrued expenses	(1,738)	(1,720)	(3,798)
Income taxes payable	—	94	488
Deferred income and allowance on sales to distributors and related party distributor	4,195	(1,704)	9,956

Net cash provided by operating activities	3,641	3,268	13,820

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(5,830)	(2,255)	(4,923)
Purchases of short-term marketable securities	(166,229)	(264,087)	(322,279)
Proceeds from maturities of short-term marketable securities	114,414	199,064	374,460
Proceeds from sales of short-term marketable securities	46,426	42,467	39,064
Contributions to long-term investments	(42)	(227)	(557)
Acquisition of Sipex, net of cash acquired and transaction costs	—	—	(2,916)
Acquisition of Neterion, net of cash acquired	(8,544)	—	—
Acquisition of Galazar, net of cash acquired	(4,445)	—	—
Acquisition of Hifn, net of cash acquired	(40,344)	—	—

Net cash provided by (used in) investing activities	(64,594)	(25,038)	82,849

Cash flows from financing activities:
Repurchase of common stock	—	(13,445)	(92,965)
Proceeds from issuance of common stock	541	3,518	4,288
Repayment of bank borrowings	—	—	(5,291)
Repayment of lease financing obligations	(3,104)	(1,317)	(368)

Net cash used in financing activities	(2,563)	(11,244)	(94,336)
Effect of exchange rate changes on cash	—	—	(126)

Net decrease in cash and cash equivalents	(63,516)	(33,014)	2,207
Cash and cash equivalents at the beginning of period	89,002	122,016	119,809

Cash and cash equivalents at the end of period	$25,486	$89,002	$122,016

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with Sipex acquisition	$—	$—	$229,999
Assumption of vested options and warrants of Sipex	—	—	11,890
Issuance of common stock in connection with Hifn acquisition	2,709	—	—
Cash paid for income taxes	185	164	2,088
Cash paid for interest	1,327	1,200	738
Property, plant and equipment acquired under capital lease	2,012	2,571	5,154

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

NOTE 1.    DESCRIPTION OF BUSINESS

Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing and sells highly differentiated silicon, software and subsystem solutions for industrial, telecom, networking and storage applications. Our core expertise in silicon integration, system architecture and software has enabled the development of innovative solutions designed to meet the needs of the evolving connected world. Our product portfolio includes power management and interface components, datacom products, storage optimization solutions, network security and applied service processors. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”). Neterion, based in Sunnyvale, California, was a supplier of differentiated 10 Gigabit Ethernet controller silicon and card solutions optimized for virtualized environments. The acquisition of Neterion allows us to couple our high performance, power efficient solutions for data security and network bandwidth optimization with Neterion’s industry leading virtualization technology to address the emerging 10 Gigabit Ethernet data center infrastructure.

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”). Galazar, based in Ottawa, Ontario, Canada, was a fabless semiconductor company focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks.

On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”). Hifn was a provider of network and storage-security and data reduction products that simplify the way major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium enterprises (“SMEs”), efficiently and securely share, retain, optimize, transport, access and protect critical data.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassification had no effect on previously reported results of operations or stockholders’ equity.

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation—In December 2007, we changed our fiscal year end from a fiscal year ending March 31 to fiscal years consisting of 52 or 53 weeks. In a 52-week year, each fiscal quarter consist of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2010, fiscal year 2009 and fiscal year 2008 are comprised of a 52-week period. Fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 are also referred to as “2010,” “2009” and “2008” unless otherwise indicated.

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

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

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

Business Combinations—The estimated fair value of acquired assets and assumed liabilities and the results of operations of acquired businesses are included in our consolidated financial statements from the effective date of the purchase. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed. See Note 3 “Business Combinations.”

Cash and Cash Equivalents—We consider all highly liquid debt securities and investments with maturities of 90 days or less from the date of purchase to be cash and cash equivalents. Cash and cash equivalents also consist of cash on deposit with banks and money market funds.

Inventories—Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using the standard cost, which approximates average actual cost. Inventory is written down when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. The write-down of excess inventories is generally based on inventory levels in excess of twelve months of demand, as judged by management, for each specific product.

Property, Plant and Equipment—Property, plant and equipment, including assets held under capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation for machinery and equipment is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to ten years. Buildings are depreciated using the straight-line method over an estimated useful life of 30 years. Assets held under capital leases and leasehold improvements are amortized over the shorter of the terms of the leases or their estimated useful lives. Land is not depreciated.

Non-Marketable Equity Securities—Non-marketable equity investments are accounted for at historical cost and are presented on our consolidated balance sheets as other non-current assets.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Other-Than-Temporary Impairment—All of our marketable and non-marketable investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary, for the following investments:

Marketable investments—When the resulting fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time, we perform an evaluation to determine whether the marketable equity security is other than temporarily impaired. The evaluation that we use to determine whether a marketable equity security is other than temporarily impaired is based on the specific facts and circumstances present at the time of assessment, which include significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position and intent and ability to hold a security to maturity or forecasted recovery. Other-than-temporary declines in value of our investments are reported in the “Impairment charges on investments” line item in the consolidated statements of operations.

Non-marketable equity investment—When events or circumstances are identified that would likely have a significant adverse effect on the fair value of the investment and the fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time. The indicators that we use to identify those events and circumstances include:

•	the investment manager’s evaluation;

•	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;

•	the technological feasibility of the investee’s products and technologies;

•	the general market conditions in the investee’s industry; and

•	the investee’s liquidity, debt ratios and the rate at which the investee is using cash.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, and if so, the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down. Impairment of non-marketable equity investment is recorded in the “Impairment charges on investments” line item in the consolidated statements of operations.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because we have one reporting unit, we utilized the entity-wide approach to assess goodwill for impairment. During our annual goodwill impairment analysis in the fourth quarter of fiscal year 2010, the fair value exceeded the carrying value and therefore no impairment was recorded.

In the third quarter of fiscal year 2009, the rapid and severe deterioration of worldwide economic conditions affected our industry and led customers to scale down their levels of production. As a result of these impairment

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

indicators, we considered the potential impairment of goodwill. Indicators that required us to perform an interim impairment review consisted of further weakening in new orders from our customers throughout the third quarter and into the fourth quarter of fiscal year 2009, as well as the uncertainty of the magnitude and duration of the recession as evidenced by industry analysts expectations that demand for semiconductors would remain weak until economic conditions improve. In addition, we experienced a significant decline in our stock price that reduced our market capitalization below our net asset carrying value for an extended period of time. We performed an interim goodwill impairment analysis and recorded a $46.2 million impairment loss that was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. During our annual goodwill impairment analysis in the fourth quarter of fiscal year 2008, we recorded a $128.5 million impairment loss that was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. (See “Note 9—Goodwill and Intangible Assets”).

Long-Lived Assets—Our long-lived assets include land, buildings, machinery and equipment, furniture and fixtures and other intangible assets. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value.

During fiscal year 2010, no events or changes in circumstances suggested that the carrying amount for long-lived assets may not be recoverable and therefore no impairment was recorded.

In the third quarter of fiscal year 2009, the rapid and severe deterioration of worldwide economic conditions had affected our industry and led customers to scale down their levels of production. As a result of these impairment indicators, we considered the potential impairment of other long-lived assets including intangible assets. Indicators that required us to perform an interim impairment review consisted of further weakening in new orders from our customers throughout the third quarter and into the fourth quarter of fiscal year 2009, as well as the uncertainty of the magnitude and duration of the recession as evidenced by industry analysts expectations that demand for semiconductors would remain weak until economic conditions improve. In addition, we experienced a significant decline in our stock price that reduced our market capitalization below our net asset carrying value for an extended period of time. The analysis determined that the carrying amount of the intangible assets exceeded the implied fair value and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $13.5 million, of which $9.8 million related to existing technology, $1.4 million to patents/core technology, $1.3 million to distributor relationships, $0.9 million to customer relationships and $0.1 million to tradenames/trademarks. During the fourth quarter of fiscal year 2008, we recorded a $36.7 million impairment loss on our intangibles assets that was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. (See “Note 9—Goodwill and Intangible Assets”). Substantially all of our property, plant and equipment and other long-lived assets are located in the United States.

Income Taxes—Deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carryforwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Revenue Recognition— We recognize revenue in accordance with FASB authoritative guidance for Revenue Recognition. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

We derive revenue principally from the sale of our products to distributors and to OEMs or their contract manufacturers. Our delivery terms are primarily FOB shipping point, at which time title and all risks of ownership are transferred to the customer. For fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, approximately 35%, 44% and 35%, respectively, of our net sales were derived from product sales to our two primary distributors, Future and Nu Horizons; and approximately 65%, 56% and 65%, respectively, of our net sales were derived from sales to other distributors, OEM customers and other non-distributors.

Non-distributors—For non-distributors, revenue is recognized when title to the product is transferred to the customer, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided at the time product sales are recognized. An allowance for sales returns and allowances for non-distributor customers are recorded based on historical experience or specific identification of an event necessitating an allowance.

Distributors—Agreements with our two primary distributors permit the return of 3% to 5% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 2% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell for a specific product with a specific volume range for a given customer over a period not to exceed one year.

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

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

have in stock. We must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our net sales, gross profit, deferred income and allowances on sales to distributors and net income.

Prior to August 25, 2007, the effective date of the Sipex acquisition, our historical patterns of returns, pricing allowances and other concessions with distributors had been fairly consistent, which enabled us to reasonably estimate such allowances at the time of shipment. Therefore, we historically recognized revenue on sales to all distributors on the sell-in basis and recorded an estimated allowance, at the time of shipment, based on authorized and historical patterns of returns and other concessions. Concurrent with the acquisition of Sipex, we reassessed our expected ability to continue to reasonably estimate such allowances for each of our distributors as well as for Sipex’s distributors. Prior to the acquisition, Sipex recognized revenue on sales to all distributors on the sell-through basis. Consistent with Sipex’s past practice, we concluded that we were not able to reasonably estimate such allowances at the time of shipment of products to Sipex’s distributors. Therefore, we determined that consistent with Sipex’s past practice, we will continue to recognize sales to Sipex’s distributors on the sell-through basis. In addition, as a result of the acquisition, our relationships, marketing and sales practices with our two primary distributors had changed. Further, as disclosed in Note 6—Related Party Transaction,” Future is a related party of Exar. As a result of these changes, we have concluded that we can no longer reasonably estimate returns, pricing allowances and other concessions at the time of shipment of products to these distributors. Accordingly, concurrent with our consummation of the Sipex acquisition on August 25, 2007, we determined it was appropriate that revenue on all sales to our two primary distributors, Future and Nu Horizons, be recognized on the sell-through basis.

Software and Royalty Revenue Recognition—Software became an element of our revenue upon the acquisition of Hifn on April 3, 2009. Software license revenue is generally recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence (“VSOE”) exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is reasonably assured. At this time we do not have any multi element arrangements and, therefore, have not established VSOE for multi element arrangements. Returns, including exchange rights for unsold licenses, are recorded based on agreed-upon return rates or historical experience and are deferred until the return rights expire.

We recognize royalty revenue based on reported sales by third party licensees of products containing our materials and intellectual property. The sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. If there are extended payment terms, royalty revenue is recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized ratably over the term of the agreement.

Software revenues have not been a significant part of our revenues.

Research and Development Expenses—Research and development costs consist primarily of salaries, employee benefits, mask tooling costs, depreciation, amortization, overhead, outside contractors and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. In accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which Exar defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, Exar has not capitalized any software development costs in fiscal years 2010, 2009 and 2008.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

In connection with the Hifn acquisition, we assumed a contractual agreement under which certain of our research and development costs are eligible for reimbursement. Amounts collected under this arrangement are offset against research and development expense. During fiscal year 2010, Exar received $4.6 million for work performed, which was recorded as an offset to research and development expenses.

Advertising Expenses—We expense advertising costs as incurred. Advertising expenses for fiscal years 2010, 2009 and 2008 were not material.

Comprehensive Income (Loss)—Comprehensive income (loss) includes charges or credits to equity as a result of foreign currency translation adjustments, net of taxes, and unrealized gains or losses on marketable securities, net of taxes. Comprehensive income (loss) for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Foreign Currency—The accounts of foreign subsidiaries are remeasured to U.S. dollars for financial reporting purposes by using the U.S. dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest income and other, net in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are remeasured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction losses were not material for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008.

Concentration of Credit Risk and Significant Customers—Financial instruments potentially subjecting us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term marketable securities, accounts receivable and long-term investments. The majority of our sales are derived from distributors and manufacturers in the communications, industrial and computer industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit. We maintain allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were insignificant for fiscal years 2010, 2009 and 2008. Our policy is to invest our cash, cash equivalents and short-term marketable securities with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. We do not hold or issue financial instruments for trading purposes.

We sell our products to distributors and OEMs throughout the world. Alcatel-Lucent accounted for 11% of our net sales in fiscal year 2008. No other OEM customer accounted for 10% or more of our net sales in fiscal years 2010, 2009 or 2008. Future, a related party, was and continues to be our largest distributor. Future, on a worldwide basis, represented 28%, 35% and 24% of net sales in fiscal years 2010, 2009 and 2008, respectively. Our second largest distributor, Nu Horizons, accounted for 11%, of net sales in fiscal year 2008. No other distributor accounted for 10% or more of our net sales for any of the three fiscal years.

Concentration of Other Risks—The majority of our products are currently fabricated at Globalfoundries Singapore Pte. Ltd. (f.k.a. Chartered Semiconductor Manufacturing Ltd.), Episil Technologies Inc. (“Episil”) in Taiwan, and Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in the People’s Republic of China (“PRC”), and are assembled and tested by other third-party sub-contractors located in Asia. A significant disruption in the operations of one or more of these sub-contractors would impact the production of our products for a substantial period of time which could have a material adverse effect on our business, financial condition and results of operations.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Fair Value of Financial Instruments—We estimate the fair value of our financial instruments by using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of our carrying values of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued liabilities at March 28, 2010, March 29, 2009 and March 30, 2008 was not materially different from the carrying values presented in the consolidated balance sheets due to the relatively short periods to maturity of the instruments.

Stock-Based Compensation—The estimated fair value of the equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, forfeiture rate, expected term and risk-free interest rate. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the prior years. In addition, we follow the “with-and-without” intra-period allocation approach for purposes of the utilization of tax attributes.

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

In June 2009, the FASB revised the authoritative guidance for the accounting for transfers of financial assets, which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and should be evaluated for consolidation by reporting entities. If the evaluation results in consolidation, the reporting entity should apply the transition guidance provided, effective with the first annual reporting period that begins after November 15, 2009 and for interim and annual reporting periods thereafter. Early adoption is prohibited. As of March 29, 2010, the first day of our fiscal year 2011, we adopted the new guidance for the accounting for transfers of financial assets and the adoption had no material impact on our financial position, results of operations or liquidity.

In April 2010, the FASB’s EITF issued new authoritative guidance addressing certain milestone method of revenue recognition. The guidance provides the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive: (1) Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) Related solely to past performance; and (3) Be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements.

In January 2010, the FASB’s EITF issued new authoritative guidance addressing certain fair value measurements and disclosures. The guidance requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The adoption of the new disclosures and clarifications of existing disclosures effective for interim and annual reporting periods beginning after December 15, 2009 had no material impact on our financial position, results of operations or liquidity. We are currently evaluating the impact of implementing the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements on our consolidated financial statements, financial position, result of operations or liquidity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

NOTE 3.    BUSINESS COMBINATIONS

We periodically evaluate strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and seek to increase our leadership position in the areas in which we operate.

Effective March 30, 2009, we adopted FASB’s revised authoritative guidance for business combinations. We account for each business combination by applying the acquisition method, which requires (i) identifying the acquiree; (ii) determining the acquisition date; (iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of Exar in the acquiree at their acquisition date fair value; and (iv) recognizing and measuring goodwill or a gain from a bargain purchase.

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

Goodwill is measured and recorded as the amount by which the consideration transferred, generally at the acquisition date fair value, exceeds the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of Exar in the acquiree. To the contrary, if the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of Exar in the acquiree exceeds the consideration transferred, it is considered a bargain purchase and we would recognize the resulting gain in earnings on the acquisition date.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

In-process research and development (“IPR&D”) assets are considered an indefinite-lived intangible asset and are not subject to amortization. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D assets will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off.

Acquisition related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received, with the exception that the costs to issue debt or equity securities are recognized in accordance with other applicable GAAP.

Acquisition of Neterion

On March 16, 2010, we completed the acquisition of Neterion. Neterion, a privately held company based in Sunnyvale, California, was a supplier of 10 Gigabit Ethernet controller silicon and card solutions optimized for virtualized data centers. Neterion’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 16, 2010.

Consideration

We paid approximately $2.3 million in cash for Neterion, representing the fair value of total consideration transferred.

Acquisition-Related Costs

Acquisition-related costs, or deal costs, which are included in the “Selling, general and administrative” line item on the consolidated statement of operations for the fiscal year ended March 28, 2010, were $0.5 million.

Purchase Price Allocation

The allocation of the purchase price to Neterion’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. We have up to twelve months from the closing date of the acquisition to adjust pre-acquisition contingencies, if any. Severance costs of $0.1 million were recorded for the fiscal year ended March 28, 2010.

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The $464,000 in goodwill resulted primarily from our expected synergies from the integration of Neterion’s technology into our product offerings. Goodwill is not deductible for tax purposes.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed of Neterion was as follows (in thousands):

As of March 16, 2010
Identifiable tangible assets
Cash and cash equivalents	$747
Accounts receivable	313
Inventories	617
Other current assets	311
Other assets	651
Accounts payable and accruals	(592)
Other liabilities	(2,920)
Debt	(6,963)

Total identifiable tangible assets, net	(7,836)
Identifiable intangible assets	9,700

Total identifiable assets, net	1,864
Goodwill	464

Fair value of total consideration transferred	$2,328

There were no adjustments, during fiscal year 2010, to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on March 16, 2010 in the Neterion acquisition.

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Neterion acquisition, which are being amortized over their estimated useful lives, with a maximum amortization period of six years, on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technologies	$5,600	4.0
Patents/Core technology	900	6.0
In-process research and development	800	—
Customer relationships	2,100	6.0
Tradenames/Trademarks	100	2.0
Non-Compete Agreements	100	1.3
Order backlog	100	0.2

Total acquired identifiable intangible assets	$9,700

We allocated the purchase price using established valuation techniques.

Inventories—The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin. The estimated fair value of raw

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

materials is generally equal to their book value, due to the fact that raw materials have not been used to develop any finished goods or work-in-progress and therefore, there is no value added to the raw materials.

Intangible assets—The fair value of existing technology, patents/core technology, IPR&D, customer relationships, tradenames/trademarks, non-compete agreements and order backlog were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 4% to 33%. The discount rate used to value the existing intangible assets was 20%.

Acquired In-Process Research and Development—The IPR&D project underway at Neterion at the acquisition date relates to the X3500 product series and to date has incurred approximately $2.9 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $17.5 million, based on the project development timeline and resource requirements, and is scheduled for completion by December 2011. The percentage of completion for the project was estimated at 25% at the acquisition date.

Acquisition of Galazar

On June 17, 2009, we completed the acquisition of Galazar. Galazar, based in Ottawa, Ontario, Canada, was a fabless semiconductor company and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks. Galazar’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning June 18, 2009.

Consideration

We expected to pay approximately $4.95 million in cash for Galazar, representing the fair value of total consideration transferred. This amount included approximately $1.0 million contingent consideration that, for the purposes of valuation, was assigned a 95% probability or a fair value of $0.95 million. This payment was contingent on Galazar achieving a project milestone within a twelve-month period following the close of the transaction. This milestone was met during the third fiscal quarter of fiscal year 2010 and $1.0 million was paid in cash. The additional $50,000 was expensed and included in the “Research and development” line item on the consolidated statement of operations for the fiscal year ended March 28, 2010.

Acquisition-Related Costs

Acquisition-related costs, or deal costs, which are included in the “Selling, general and administrative” line item on the consolidated statement of operations for the fiscal year ended March 28, 2010, were $0.9 million.

Purchase Price Allocation

The allocation of the purchase price to Galazar’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded severance cost of $0.2 million for the fiscal year ended March 28, 2010.

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

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed of Galazar was as follows (in thousands):

As of June 17, 2009
Identifiable tangible assets
Cash and cash equivalents	$506
Other current assets	909
Other assets	250
Accounts payable and accruals	(93)
Accrued compensation and related benefits	(230)
Other obligations	(224)

Total identifiable tangible assets, net	1,118
Identifiable intangible assets	3,460

Total identifiable assets, net	4,578
Goodwill	372

Fair value of total consideration transferred	$4,950

There were no adjustments, during fiscal year 2010, to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on June 17, 2009 in the Galazar acquisition.

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

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

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

Acquired In-Process Research and Development—The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product and to date has incurred approximately $2.3 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $7.4 million, based on the project development timeline and resource requirements, and is scheduled for completion by July 2011. The percentage of completion for the project was estimated at 51% at the acquisition date.

Acquisition of Hifn

On April 3, 2009, we completed the acquisition of all of the outstanding shares of Hifn. Hifn was a provider of network-and storage-security and data reduction products that simplify the way major network and storage OEMs, as well as Small and Medium Enterprises (“SMEs”), efficiently and securely share, retain, access and protect critical data. Hifn’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning April 4, 2009.

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

Acquisition-Related Costs

Acquisition-related costs, or deal costs, which are included in the “Selling, general and administrative” line item on the consolidated statement of operations for the fiscal year ended March 28, 2010 were $3.8 million.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Purchase Price Allocation

The allocation of the purchase price to Hifn’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded $983,000 in restructuring expenses for the fiscal year ended March 28, 2010, relating to severance and a building lease obligation in Los Gatos, California.

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

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on April 3, 2009 in the Hifn acquisition was as follows (in thousands):

As of April 3, 2009
Identifiable tangible assets
Cash, cash equivalents	$16,468
Short-term marketable securities	14,133
Accounts receivable	2,982
Inventories	4,269
Other current assets	1,683
Property, plant and equipment	2,013
Other assets	1,721
Accounts payable and accruals	(586)
Accrued compensation and related benefits	(1,860)
Other current liabilities	(2,963)

Total identifiable tangible assets, net	37,860
Identifiable intangible assets	19,500

Total identifiable assets, net	57,360
Goodwill	2,249

Fair value of total consideration transferred	$59,609

There were no adjustments, during fiscal year 2010, to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on April 3, 2009 in the Hifn acquisition.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Hifn acquisition, which are being amortized over their estimated useful lives on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technologies	$9,000	5.0
Patents/Core technology	1,500	5.0
In-process research and development	1,600	—
Research and development reimbursement contract	4,500	1.5
Customer relationships	1,300	7.0
Order backlog	900	0.5
Tradenames/Trademarks	700	3.0

Total acquired identifiable intangible assets	$19,500

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

Acquired In-Process Research and Development—The IPR&D projects underway at Hifn at the acquisition date were in the security processors and flow through product families, each consisting of one project, and to date have incurred approximately $2.6 million and $1.1 million in costs, respectively. The percentage of completion for these projects, at the date of acquisition, was 90% and 30%, respectively. The total research and development expenditures expected to be incurred to complete the security processors and flow through projects are approximately $2.1 million and $0.7 million, respectively, based on project development timelines and resource requirements. The IPR&D project for flow through was completion in January 2010 and is in production. The IPR&D projects for security processors are scheduled for completion by July 2010.

Pro Forma Financial Information for Hifn, Galazar and Neterion

The following unaudited pro forma financial information is based on the respective historical financial statements of Exar, Hifn, Galazar and Neterion. The unaudited pro forma financial information reflects the

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

results of operations as if the acquisition of Hifn, Galazar and Neterion occurred at the beginning of each period and includes the amortization of the resulting identifiable acquired intangible assets and the effects of the estimated write-up of Hifn, Galazar and Neterion inventory to fair value on cost of goods sold. These unaudited pro forma financial information adjustments reflect their related tax effects. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the results of operations for future periods or what actually would have been realized had Exar, Hifn, Galazar and Neterion been a consolidated entity during the periods presented.

The amounts of Hifn’s, Galazar’s and Neterion’s revenue included in Exar’s consolidated statements of operations for the three and twelve months ended March 28, 2010, and the revenue and earnings of the combined entity had the acquisition date been March 30, 2008, were as follows (in thousands except for per share data):

	Revenue(1)	Net Loss(1)(2)	Loss Per Shares Basic and Diluted(2)
Actual included in fourth quarter	$7,280	N/A	N/A
Actual included for the twelve months ended March 28, 2010	27,686	N/A	N/A
Supplement pro forma for the twelve months ended
March 28, 2010	139,443	$(43,190)	$(0.99)
March 29, 2009	163,368	(116,076)	(2.71)

(1)	Pro forma information for the twelve months ended March 28, 2010 and March 29, 2009 includes Hifn’s, Galazar’s and Neterion’s financial results for the periods April 1, 2009 through March 28, 2010 and April 1, 2008 through March 31, 2009, respectively.
(2)	As a result of the Hifn, Galazar and Neterion integration it was deemed impractical to determine net loss and earnings per share for the three entities.

NOTE 4.    BALANCE SHEET DETAILS

Our property, plant and equipment consisted of the following (in thousands) as of the dates indicated:

	March 28, 2010	March 29, 2009
Land	$11,960	$11,960
Building	24,022	22,641
Machinery and equipment	81,583	69,675

Property, plant and equipment, total	117,565	104,276
Accumulated depreciation and amortization	(74,624)	(61,727)

Property, plant and equipment, net	$42,941	$42,549

Depreciation and amortization expense for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 was $9.5 million, $8.4 million and $5.9 million, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Our inventories consisted of the following (in thousands) as of the dates indicated:

	March 28, 2010	March 29, 2009
Work-in-progress	$9,318	$9,175
Finished goods	5,682	6,503

Inventories	$15,000	$15,678

Our other accrued expenses consisted of the following (in thousands) as of the dates indicated:

	March 28, 2010	March 29, 2009
Accrued legal and professional services	$4,053	$1,822
Accrued sales and marketing expenses	676	1,306
Accrued manufacturing expenses, royalties and licenses	1,308	366
Accrued restructuring expenses	239	383
Other	782	677

Total other accrued expenses	$7,058	$4,554

NOTE 5.    CASH, CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Our investment assets, measured at fair value on a recurring basis, as of March 28, 2010 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,616	$—	$—	$19,616
U.S. Treasury securities	15,839	—	—	15,839
Asset-backed securities	—	17,801	—	17,801
Agency mortgage-backed securities	—	42,514	—	42,514
Agency pool mortgage-backed securities	—	4,413	—	4,413
Corporate bonds and notes	—	62,122	—	62,122
Government and agency bonds	—	43,909	—	43,909

Total financial instruments owned	$35,455	$170,759	$—	$206,214

Our investment assets, measured at fair value on a recurring basis, as of March 29, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,332	$—	$—	$26,332
U.S. Treasury securities	4,327	—	—	4,327
Asset-backed securities	—	8,559	—	8,559
Agency mortgage-backed securities	—	22,628	—	22,628
Agency pool mortgage-backed securities	—	3,836	—	3,836
Corporate bonds and notes		28,188		28,188
Government and agency bonds	—	160,764	—	160,764

Total financial instruments owned	$30,659	$223,975	$—	$254,634

Our cash, cash equivalents and short-term marketable securities as of March 28, 2010 and March 29, 2009 were as follows (in thousands):

	March 28, 2010	March 29, 2009
Cash and cash equivalents
Cash in financial institutions	$5,870	$1,709

Cash equivalents
Money market funds	19,616	26,332
U.S. government and agency securities	—	60,961

Total cash equivalents	19,616	87,293

Total cash and cash equivalents	$25,486	$89,002

Short-term marketable securities
U.S. government and agency securities	$59,747	$104,130
Corporate bonds and commercial paper	62,122	28,188
Asset-backed securities	17,801	8,559
Mortgage-backed securities	46,928	26,464

Total short-term marketable securities	$186,598	$167,341

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Our marketable securities include municipal securities, commercial paper, asset and mortgage-backed securities, corporate bonds and U.S. government securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase which we intend to sell as necessary to meet our liquidity requirements.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in “Impairment charges on investments” line item on the consolidated statements of operation.

Realized gains or losses on the sale of marketable securities are determined on the specific identification method and are reflected in “Interest income and other, net” line item on the consolidated statements of operation. Net realized gains on marketable securities for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, were $50,000, $578,000 and $174,000, respectively.

The following table summarizes our investments in cash equivalents and marketable securities as of March 28, 2010 and March 29, 2009 (in thousands):

	March 28, 2010
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$19,616	$—	$—	$19,616
U.S. government and agency securities	58,943	835	(31)	59,747
Corporate bonds and commercial paper	61,240	900	(18)	62,122
Asset and mortgage-backed securities	64,329	496	(96)	64,729

Total investment	$204,128	$2,231	$(145)	$206,214

	March 29, 2009
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$26,332	$—	$—	$26,332
U.S. government and agency securities	163,750	1,379	(38)	165,091
Corporate bonds and commercial paper	28,169	160	(141)	28,188
Asset and mortgage-backed securities	35,070	317	(364)	35,023

Total investment	$253,321	$1,856	$(543)	$254,634

As of March 28, 2010, asset-backed and mortgage-backed securities, accounted for 9% and 23%, respectively, of our total investments in marketable securities of $206.2 million. The asset-back securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

that are classified as sub-prime. As of the date of this Form 10-K, we have sufficient liquidity and do not intend to sell these securities to fund normal operations nor realize any significant losses in the short term. As of March 28, 2010, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $400,000 or less than 0.2% of our total investments.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and accretion of discounts to maturity and such accretion/amortization is included in the “Interest income and other, net” line item in the consolidated statement of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the “Accumulated other comprehensive income” line item in the consolidated balance sheets. As of March 28, 2010, there was approximately $1.3 million of net unrealized gains including tax expense from our level 1 and level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Other-than-temporary declines in value of our investments are reported in the “Impairment charges on investments” line item in the consolidated statements of operations. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of $0.6 million during our fiscal year ended March 29, 2009.

In the second quarter of fiscal year 2010, an asset-backed security investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal year 2010.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at March 28, 2010 and March 29, 2009 by expected maturity were as follows (in thousands):

	March 28, 2010		March 29, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$108,813	$109,562	$183,724	$183,742
Due in 1 to 5 years	95,316	96,652	69,597	70,892

Total	$204,129	$206,214	$253,321	$254,634

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of March 28, 2010 and March 29, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 28, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$5,399	$(27)	$—	$—	$5,399	$(27)
Corporate bonds and commercial paper	12,981	(27)	353	(31)	13,334	(58)
Asset and mortgage-backed securities	19,672	(60)	—	—	19,672	(60)

Total	$38,052	$(114)	$353	$(31)	$38,405	$(145)

	March 29, 2009
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$62,128	$(38)	$—	$—	$62,128	$(38)
Corporate bonds and commercial paper	10,144	(106)	3,614	(35)	13,758	(141)
Asset and mortgage-backed securities	8,913	(50)	887	(314)	9,800	(364)

Total	$81,185	$(194)	$4,501	$(349)	$85,686	$(543)

NOTE 6.    RELATED PARTY TRANSACTION

Affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of March 28, 2010. As such, Alonim is our largest stockholder.

Our sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under a distribution agreement when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 28%, 35% and 24% of our total net sales for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

We reimbursed Future for approximately $8,000, $52,000 and $56,000 of expenses for marketing promotional materials for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

NOTE 7.    RESTRUCTURING

As part of the Hifn acquisition we assumed a lease obligation for the Hifn facility located in Los Gatos, California, which expired in September 2009. As of September 27, 2009 there were no further lease payments due. In addition, we incurred severance expenses of $780,000 in connection with the Hifn acquisition.

As part of the Galazar acquisition we incurred severance cost of $100,000 for the fiscal year ended March 28, 2010.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

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

Our restructuring liabilities are included in the “Other accrued expenses” line item in our consolidated balance sheets, and the activities affecting the liabilities for fiscal year ended March 28, 2010 are summarized as follows (in thousands):

	Facility Costs	Severance Costs	Total Restructuring Liability
Balance at March 29, 2009	$375	$8	$383
Payments	(338)	(8)	(346)
Additional accruals	202	—	202

Balance March 28, 2010	$239	$—	$239

The majority of the remaining facility related balance is expected to be paid during the remaining term of a Sipex lease contract which extends through March 2012.

NOTE 8.    LONG-TERM INVESTMENTS

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

Our investment in TechFarm Ventures L.P. (“TechFarm Fund”), to which we contributed our total commitment to the fund of $4.0 million in capital since we became a limited partner in May 2001, had a carrying amount of zero as of March 28, 2010 and March 29, 2009, reflecting the net of the capital contribution and the cumulative impairment charges.

As of March 28, 2010 and March 29, 2009, our long-term investments balances, which are included in the “Other non-current assets” line item on the consolidated balance sheets were as follows (in thousands):

	March 28, 2010	March 29, 2009
Skypoint Fund	$1,440	$1,660

We have made $4.5 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $41,000 and $227,000 to the fund during fiscal years of 2010 and 2009, respectively. As of March 28, 2010, we have a remaining potential capital commitment of approximately $0.5 million should the general partner decide to request it.

The carrying amount of $1.4 million reflects the net of the capital contribution, accumulative impairment charges and capital distributions. We received a capital distribution of $36,000 during fiscal year 2010. We did not receive any distribution during fiscal years 2009 and 2008.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Impairment

We analyzed the fair value of the underlying investments of Skypoint Fund and TechFarm Fund and concluded portions of the carrying value were other-than-temporarily impaired and recorded impairments for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 as follows (in thousands):

	Skypoint Fund	TechFarm Fund(1)
Fiscal year ending March 30, 2008	$591	$—
Fiscal year ending March 29, 2009	737	466
Fiscal year ending March 28, 2010	226	—

(1)	As of March 29, 2009, TechFarm Fund had a carrying amount of zero.

NOTE 9.    GOODWILL AND INTANGIBLE ASSETS

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

In the fourth quarter of fiscal year 2010, we conducted our annual impairment review comparing the fair value of our one reporting unit with the carrying value. Based on the results at the time of our analysis, the fair value exceeded the carrying value of our one reporting unit by 36%. As a result, no additional measurement was needed and no impairment was recorded for the fiscal year ended March 28, 2010.

In the third quarter of fiscal year 2009, the rapid and severe deterioration of worldwide economic conditions affected our industry and led customers to scale down their levels of production. As a result of these impairment indicators, we considered the potential impairment of goodwill. Indicators that required us to perform an interim impairment review consisted of further weakening in new orders from our customers throughout the third quarter and into the fourth quarter of fiscal year 2009, as well as the uncertainty of the magnitude and duration of the recession as evidenced by industry analysts expectations that demand for semiconductors would remain weak until economic conditions improve. In addition, we experienced a significant decline in our stock price that reduced our market capitalization below our net asset carrying value for an extended period of time. We performed an interim goodwill impairment analysis and recorded a $46.2 million impairment loss that was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. During our annual goodwill impairment analysis in the fourth quarter of fiscal year 2008, we recorded a $128.5 million impairment loss that was included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. During fiscal year 2010, we added $3.1 million in goodwill as a result of the Hifn, Galazar and Neterion acquisitions. (See “Note 3—Business Combinations”).

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

The changes in the carrying amount of goodwill for fiscal years 2010 and 2009 were as follows (in thousands):

Amount
Balance as of March 30, 2008	$47,626
Goodwill adjustment (see Note 3)	(1,449)
Impairment charge	(46,177)

Balance as of March 29, 2009	—
Goodwill addition in connection with the Hifn acquisition	2,249
Goodwill addition in connection with the Galazar acquisition	372
Goodwill addition in connection with the Neterion acquisition	464

Balance as of March 28, 2010	$3,085

Intangible Assets

Our purchased intangible assets at March 28, 2010 and March 29, 2009 were as follows (in thousands):

	March 28, 2010			March 29, 2009
	Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount
Existing technology	$35,121	$(15,717)	$19,404	$16,870	$(10,798)	$6,072
Patents/Core technology	4,492	(1,688)	2,804	1,692	(1,189)	503
In-process research and development	2,700	(17)	2,683	—	—	—
Research and development reimbursement contract	4,500	(2,496)	2,004	—	—	—
Customer backlog	1,400	(1,325)	75	340	(340)	—
Distributor relationships	1,264	(919)	345	1,264	(817)	447
Customer relationships	4,670	(777)	3,893	770	(460)	310
Non-compete agreement	100	(3)	97	—	—	—
Tradenames/Trademarks	1,077	(425)	652	177	(150)	27

Total	$55,324	$(23,367)	$31,957	$21,113	$(13,754)	$7,359

(1)	The new carrying amount is net of intangible asset impairment charges of approximately $36.7 million and $13.5 million taken during the fourth quarter of fiscal year 2008 and the third quarter of fiscal year 2009, respectively.

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

We performed a test of purchased intangible assets for recoverability in conjunction with our interim goodwill impairment test during the fourth quarter of fiscal year 2010. The assessment of recoverability was based upon the assumptions and underlying cash flow projections prepared for the concurrent interim goodwill

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

impairment test. Our estimate of the implied fair value of the intangible assets was based on the discounted value of estimated future cash flows over a five-year period using a discount rate of 13%.

The analysis determined that the implied fair value under the test for impairment exceeded the carrying amount of the intangible assets and therefore we did not record an impairment charge as a result of the analysis.

Given the current volatile worldwide economic environment and the resulting uncertainties regarding its impact on our business, our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of any future recovery, made for purposes of our intangible asset impairment testing during the fourth quarter of fiscal year 2010 may prove to be inaccurate. If our assumptions regarding projected revenue or gross margin rates are not achieved, we may be required to record additional intangible asset impairment charges in future periods, if any such change or other factor constitutes a triggering event. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. As of March 28, 2010 there were no indicators that required us to extend our intangible assets impairment review we performed in conjunction with our interim goodwill impairment test during the fourth quarter of fiscal year 2010 and therefore we did not record an impairment charge during fiscal year 2010.

During fiscal year 2009, the analysis determined that the carrying amount of the intangible assets exceeded the implied fair value under the test for impairment and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $13.5 million, which is included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations of which $9.8 million related to existing technology, $1.4 million to patents/core technology, $1.3 million to distributor relationships, $0.9 million to customer relationships and $0.1 million to tradenames/trademarks.

In the fourth quarter of fiscal year 2008, based on the then current market conditions in the semiconductor industry and our stock price over the prior six months, certain intangible assets acquired in our acquisition of Sipex were tested for recoverability. As a result of an unfavorable product architecture decision by a market leading end customer, our reassessment of potential product cost reductions and delay in introducing new proprietary products to market, we reduced our projections of our future cash flows and determined that the carrying amount of the purchased Sipex intangible assets exceeded the implied fair value under the test for impairment and recorded an impairment charge of approximately $36.7 million, which is included in the “Goodwill and other intangible asset impairment” line item in the consolidated statements of operations. Our estimate of the implied fair value of the intangible assets was based on the discounted value of estimated future cash flows over a six-year period with residual value and a discount rate of 12.5%.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

The aggregate amortization expenses for our purchased intangible assets for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 were as follows (in thousands):

	Weighted Average Lives	March 28, 2010	March 29, 2009	March 30, 2008
	(in months)	(in thousands)
Existing technology	65	$4,919	$4,281	$4,640
Patents/Core technology	61	499	408	781
In-process research and development	61	17	—	—
Research and development reimbursement contracts	18	2,496	—	—
Customer backlog	6	985	—	340
Distributor relationships	72	102	280	537
Customer relationships	80	317	159	301
Non-compete agreement	15	3	—	—
Tradenames/Trademarks	35	275	52	99

Total		$9,613	$5,180	$6,698

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Fiscal Year	Amount
2011	$10,045
2012	6,884
2013	6,262
2014	5,616
2015	1,833
2016 and thereafter	1,317

Total estimated amortization	$31,957

NOTE 10.    LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods. Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock were exercised for common stock, using the treasury stock method, and the common stock underlying restricted stock units (“RSUs”) were issued.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

A summary of our earnings (loss) per share for the three fiscal years of 2010, 2009 and 2008 was as follows (in thousands, except per share amounts):

	March 28, 2010	March 29, 2009	March 30, 2008
Net loss	$(28,110)	$(73,036)	$(195,879)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	43,584	42,887	43,090
Dilutive effect of stock options and restricted stock units	—	—	—

Shares used in computation of diluted loss per share	43,584	42,887	43,090

Loss per share—basic and diluted	$(0.64)	$(1.70)	$(4.55)

For fiscal year ended March 28, 2010, as we incurred a net loss, the weighted average number of common shares outstanding equaled the weighted average number of common shares and common share equivalents assuming dilution. Options to purchase common shares and RSUs for common shares in the aggregate amount of approximately 337,000 shares for the period ended March 28, 2010 were excluded from our loss per share calculation under the treasury stock method. Had we had income for these periods, our diluted shares would have increased by the aforementioned amount.

For fiscal year ended March 28, 2010, options to purchase approximately 4.8 million shares of common stock, at exercise prices ranging from $7.08 to $86.10, were outstanding but would not have been included in a computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Approximately 280,000 warrants outstanding were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method for fiscal year ended March 28, 2010. Unvested restricted stock units of 3,445 with a grant date fair value of $7.03 were outstanding as of March 28, 2010 and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

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

For fiscal year ended March 29, 2009, options to purchase approximately 4.5 million shares of common stock, at exercise prices ranging from $5.44 to $86.10, were outstanding but would not have been included in a computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Approximately 280,000 warrants outstanding were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method for fiscal year ended March 29, 2009. Unvested restricted stock units of 56,000 with a grant date fair value of $7.12 were outstanding at March 29, 2009 and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

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

For fiscal year ended March 30, 2008, options to purchase approximately 5.2 million shares of common stock, at exercise prices ranging from $8.78 to $86.10, were outstanding but would not have been included in a computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Approximately 280,000 warrants outstanding were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method for fiscal year ended March 30, 2008. Unvested restricted stock units of 37,901 with a grant date fair value of $11.39 were outstanding at March 30, 2008 and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

Our application of the treasury stock method in determining the dilutive effect of stock options and RSUs includes assumed cash proceeds from option exercises, the average unamortized stock-based compensation expense for the period, and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

NOTE 11.    COMMON STOCK REPURCHASES

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

On August 28, 2007, we announced the approval of a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. The 2007 SRP was in addition to a share repurchase plan announced in March 6, 2001 (“2001 SRP”), which covered the repurchase of up to $40 million of our common stock.

A summary of our stock repurchases for the three fiscal years of 2010, 2009 and 2008 was as follows (in thousands):

	Number of Shares Repurchased	Aggregated Cost of Shares Repurchased
Fiscal year ending March 30, 2008	9,273	$92,965
Fiscal year ending March 29, 2009	1,636	13,445
Fiscal year ending March 28, 2010	—	—

We have fully utilized the 2001 SRP. As of March 28, 2010, the remaining authorized amount for share repurchases under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

NOTE 12.    EMPLOYEE BENEFIT PLANS

Exar Savings Plan

The Exar Savings Plan, as amended and restated, covers our eligible U.S. employees. The Exar Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as matching contributions from the company based on the achievement of specified operating results. Our matching contributions to the plan were $0.5 million, $0.4 million and $0.3 million for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

Executive and Employee Incentive Compensation Programs

Our incentive compensation programs provide for incentive awards for substantially all employees based on the achievement of personal objectives and our operating performance results. During fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, we paid approximately $118,000, $468,000 and $699,000 in incentive compensation, respectively. Unpaid incentive compensation at March 28, 2010, March 29, 2009 and March 30, 2008 was approximately $118,000, $300,000 and $600,000, respectively. Our incentive compensation programs may be amended or discontinued at the discretion of our board of directors.

NOTE 13.    STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

We are authorized to issue 4.5 million shares of common stock under our ESPP. At March 28, 2010 and March 29, 2009, 1,549,162 and 1,607,697 shares of common stock, respectively, were authorized and reserved for future issuance under our ESPP.

A summary of shares issued to participating employees for the three fiscal years of 2010, 2009 and 2008 was as follows:

	Number of Shares Issued	Weighted Average Price
Fiscal year ending March 30, 2008	33,705	$10.07
Fiscal year ending March 29, 2009	55,617	7.08
Fiscal year ending March 28, 2010	58,535	6.64

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At March 28, 2010, there were 1.7 million shares available for future grant under all our equity incentive plans.

As of March 28, 2010 and March 29, 2009, there were options to purchase approximately 5.3 million and 3.4 million shares of our common stock outstanding under all stock option plans, respectively.

The following table summarizes information about our stock options outstanding at March 28, 2010 (in thousands, except number of years and per-share data):

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding As of 3/28/2010	Weighted Average Remaining Contractual Terms in Years	Weighted Average Exercise Price	Number Exercisable As of 3/28/2010	Weighted Average Exercise Price
$ 3.60 - $6.44	685,082	5.37	$6.02	190,932	$5.68
6.60 - 7.34	1,869,152	6.06	6.79	104,152	7.20
7.42 - 8.48	1,477,402	5.61	7.85	259,848	8.08
8.57 - 15.35	1,244,045	4.36	10.63	804,321	11.31
15.67 - 86.10	69,823	1.05	16.63	69,823	16.63

	5,345,504	5.38	$8.01	1,429,076	$9.93

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Dividend Yield—we do not currently pay dividends and have no plans to do so in the future. Therefore, we have assumed a dividend yield of zero.

We have used the following weighted average assumptions to calculate the fair values of options granted during the years presented:

	March 28, 2010	March 29, 2009	March 30, 2008
Expected term of options (years)	4.7 – 4.9	4.6 – 4.8	4.5 – 5.0
Risk-free interest rate	2.1 – 2.5%	1.7 – 3.2%	2.6 – 4.8%
Expected volatility	37 – 38%	30 – 38%	30 – 36%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$2.43	$2.56	$4.12

Stock Option Activities

A summary of stock option transactions during the periods indicated for all stock option plans was as follows:

	Outstanding Options / Quantity	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Balance at March 31, 2007	5,294,117	$16.57	3.09	$1,367,158
Options assumed from Sipex	2,215,421	6.84
Options granted	848,539	11.80
Options exercised	(484,490)	8.11
Options cancelled	(1,896,679)	19.82
Options forfeited	(890,611)	11.34

Balance at March 30, 2008	5,086,297	$13.23	3.85	$2,383,110
Options granted	2,152,475	7.92
Options exercised	(579,142)	5.38
Options cancelled	(2,526,228)	16.18
Options forfeited	(727,311)	11.07

Balance at March 29, 2009	3,406,091	$9.48	5.37	$128,514
Options granted	2,687,450	6.81
Options exercised	(26,343)	5.63
Options cancelled	(262,629)	14.22
Options forfeited	(459,065)	8.49

Balance at March 28, 2010	5,345,504	$8.01	5.38	$1,882,286

Vested and expected to vest at March 28, 2010	4,703,669	$8.09	5.32	$1,639,504

Vested and exercisable at March 28, 2010	1,429,076	$9.93	4.06	$326,253

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $7.32, $6.17 and $8.19 as of March 28, 2010, March 29, 2009 and March 30, 2008, respectively. These were the amounts which would have been received by option holders if all option holders exercised their options as of that date.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

The total number of vested and exercisable in-the-money options was 0.2 million for fiscal years ended March 28, 2010, March 29, 2009 and 0.7 million for fiscal year ended March 30, 2008.

Total intrinsic value of options exercised was approximately $29,000, $1.3 million and $1.4 million for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

Total cash received related to option exercises was $148,000, $3.1 million and $3.9 million for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively. Upon option exercise, we issue shares of common stock.

We recorded a tax benefit of $2.5 million, $1.3 million and $1.4 million related to the option exercises for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

Total unrecognized stock-based compensation cost was $8.1 million at March 28, 2010, which is expected to be recognized over a weighted average period of 2.91 years. Total unrecognized stock-based compensation cost was $6.0 million at March 29, 2009, which was expected to be recognized over a weighted average period of 3.03 years.

RSUs

We issue RSUs to employees and non-employee directors. RSUs generally vest on the first or third anniversary date from the grant date, although the RSUs issued in exchange for options tendered in our option exchange program in the third quarter of fiscal year 2009 vest in two equal annual installments. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued on the date the RSUs vest.

A summary of RSUs is as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)	Unrecognized Stock-based Compensation Cost(2) (in millions)
Balance at March 31, 2007	204,918	$13.18	2.05	$2,713,114	$2.7
Granted	253,650	11.92
Issued and released	(69,442)	11.08
Cancelled	(84,193)	13.25

Non-vested at March 30, 2008	304,933	$12.20	1.41	$2,497,401	$2.5
Granted	598,409	7.18
Issued and released	(117,437)	6.90
Cancelled	(55,668)	9.16

Non-vested at March 29, 2009	730,237	$8.36	1.14	$4,505,562	$2.0
Granted	557,784	7.24
Issued and released	(349,409)	6.90
Cancelled	(104,408)	8.54

Non-vested at March 28, 2010	834,204	$8.20	1.04	$6,106,373	$4.2

Vested and expected to vest at March 28, 2010	724,571	$7.32	1.01	$5,303,856

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our common stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.
(2)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, was recognized on a straight-line basis, over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in our fiscal 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. During fiscal year 2010, $368,000 of compensation expense was recorded to reflect the achievement of these performance targets.

During fiscal year 2008, we granted performance-based RSUs covering approximately 22,000 shares to certain executives, issuable on March 31, 2008. Based on our assessment of meeting the performance targets established for each individual and the probability that these targets will be achieved, we recorded approximately $135,000 of compensation expense related to these grants for the year ended March 30, 2008. No such grants were made in fiscal year 2009.

Stock-Based Compensation Expenses

The following table summarizes stock-based compensation expense related to stock options and RSUs for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 (in thousands):

	March 28, 2010	March 29, 2009	March 30, 2008
Cost of sales	$528	$595	$406
Research and development	2,324	1,614	1,207
Selling, general and administrative	3,113	2,725	3,366

Total stock-based compensation expense	$5,965	$4,934	$4,979

The amount of stock-based compensation cost capitalized in inventory was not material at each of the fiscal year ends presented.

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

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

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

The new awards were granted with a price of $6.51 per share, the closing price of our common stock on November 24, 2008 as reported on The NASDAQ Global Select Market. The fair value of the options exchanged was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the RSUs awarded on November 24, 2008, the date of exchange. The incremental compensation cost of $1.2 million, was measured as the excess of the fair value of the RSUs over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The amount will be amortized over the two years service period. During fiscal years 2010 and 2009, we recorded approximately $530,000 and $208,000, respectively, of such incremental stock-based compensation expense.

NOTE 14.    WARRANTS

In connection with the Sipex acquisition, we assumed warrants with a fair value of $1.5 million on the date of acquisition, which enable the holders, to purchase a total of approximately 280,000 shares of our common stock. The warrants are exercisable at any time for shares of our common stock at an initial exercise price of $9.63 per share, subject to adjustment upon certain events. The warrants expire on May 18, 2011. As of March 28, 2010, the warrants had not been exercised and remained outstanding.

NOTE 15.    LEASE FINANCING OBLIGATION

In connection with the Sipex acquisition, we assumed a lease financing obligation related to the Hillview Facility. The lease term expires in March 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the “Property, plant and equipment, net” line item on the consolidated balance sheet. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on our consolidated balance sheet. The effective interest rate is 8.2%. Depreciation for the Hillview Facility was recorded over the straight-line method for the remaining useful life and was $0.4 million, $0.4 million and $0.2 million in fiscal years 2010, 2009 and 2008, respectively. At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle by returning the Hillview Facility to the lessor.

For both fiscal years 2010 and 2009, interest expense totaled approximately $1.1 million, for the Hillview Facility lease financing obligation.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

We sublet the Hillview Facility in April 2008. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.5 million for the duration of the sublease term. The sublease income of $1.4 million for fiscal year 2010 was recorded in the “Interest income and other, net” line item in our condensed consolidated statements of operations.

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license, $3.7 million of design tools in November 2008 under a three-year license, $1.1 million in July 2009 under a 3-year license, and $1.3 million in December 2009 under a 28-month license which were accounted for as capital leases and recorded in the “Property, plant and equipment, net” line item on the consolidated balance sheets. The related design tool obligations were included in the “Long-term lease financing obligations” line item in our consolidated balance sheets. Amortization on the design tools is recorded using the straight-line method over the remaining useful life and was $2.9 million, $1.6 million and $0.3 million, respectively, for fiscal years 2010, 2009 and 2008.

Future minimum lease payments for the lease financing obligations as of March 28, 2010 were as follows (in thousands):

Fiscal Years	Hillview Facility	Design Tools	Total	Expected Sublease Income
2011	$13,624	$3,676	$17,300	$1,456
2012	—	1,442	1,442	—

Total minimum lease payments	13,624	5,118	18,742	1,456
Less: amount representing interest	(1,020)	(419)	(1,439)	—
Less: amount representing maintenance	—	(309)	(309)	—

Present value of minimum lease payments	12,604	4,390	16,994	1,456
Less: current portion of lease financing obligation	(436)	(3,104)	(3,540)	—

Long-term lease financing obligation	$12,168	$1,286	$13,454	$1,456

NOTE 16.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. The program was approved by the state and implementation started in October 2009. As such, we accrued an additional $58,000, increasing our liability to $250,000. This accrual includes approximately $200,000 for various remediation options under consideration and $50,000 for future annual monitoring. As of March 28, 2010 the outstanding liability was $137,000, net of payments of $113,000, during fiscal year 2010.

Sipex, which we acquired in August 2007, entered into a definitive Master Agreement with Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China. Silan is

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

a China-based semiconductor foundry. This transaction was related to the closing of Sipex wafer fabrication operations located in Milpitas, California. Under this agreement, Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for five years beginning February 2006. There were open purchase orders for approximately $3.3 million outstanding as of March 28, 2010.

Generally, we warrant all of our products against defects in materials and workmanship for a period of 90 days and occasionally we may provide an extended warranty of up to three years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liability related to our products was immaterial at the end of fiscal year 2010.

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, purchasers of assets or subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our consolidated financial statements.

NOTE 17.    LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. There are no pending legal proceedings to which the Company, any director, officer or affiliate of the Company is a party to.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

NOTE 18.    INCOME TAXES

The components of the provision for (benefit from) income taxes are as follows (in thousands) as of the dates indicated:

	March 28, 2010	March 29, 2009	March 30, 2008
Current:
Federal	$(181)	$(8)	$(458)
State	(240)	(234)	488
Foreign	250	192	191

Total current	$(171)	$(50)	$221

Deferred:
Federal	$(270)	$(450)	$6,195
State	(22)	(35)	1,700

Total deferred	$(292)	$(485)	$7,895

Total provision for (benefit from) income taxes	$(463)	$(535)	$8,116

Consolidated pre-tax income included foreign income of $2.4 million, $212,000 and $218,000 for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively. Undistributed earnings of $3.7 million of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Significant components of our net deferred tax assets are as follows (in thousands) as of the dates indicated:

	March 28, 2010	March 29, 2009	March 30, 2008
Deferred tax assets:
Reserves and expenses not currently deductible	$8,119	$7,701	$10,261
Net operating loss carryforwards	101,691	84,528	84,340
Tax credits	20,641	15,960	14,753
Losses on investments	2,251	16,995	15,319
Capitalized R&D expenses	12,521	4,048	2,480
Deferred margin	5,570	3,846	4,743
Depreciation	2,259	197	—

Total deferred tax assets	153,052	133,275	131,896
Deferred tax liabilities:
Depreciation	—	—	(1,555)
Non-goodwill intangibles	(9,941)	(1,547)	(7,142)

Total deferred tax liabilities	(9,941)	(1,547)	(8,697)
Valuation allowance	(143,122)	(131,728)	(123,199)

Net deferred tax liabilities	$(11)	$—	$—

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Reconciliations of the income tax provision at the statutory rate to our provision for (benefit from) income tax are as follows (in thousands) as of the dates indicated:

	March 28, 2010	March 29, 2009	March 30, 2008
Income tax provision at statutory rate	$(9,830)	$(25,750)	$(65,717)
State income taxes, net of federal tax benefit	(763)	(1,970)	(6,566)
Deferred tax assets not benefited	8,592	11,560	29,203
Tax-exempt interest income	—	—	(150)
Tax credits	(181)	(8)	(368)
Stock-based compensation	570	498	374
Settlement of tax audit	—	—	(1,934)
In-process research and development	—	—	3,401
Goodwill impairment	—	15,491	49,656
Acquisition cost	2,348	—	—
Foreign rate differential	(730)	—	—
Prior year tax expense true-up	(150)	—	—
Other, net	(319)	(356)	217

Provision for (benefit from) income taxes	$(463)	$(535)	$8,116

As of March 28, 2010, our federal and state net operating loss carryforwards for income tax purposes were approximately $269.2 million and $130.2 million, respectively. If not utilized, $53,000 of the federal net operating loss carryovers will begin to expire in fiscal year 2019, while the state net operating losses will begin to expire in 2011. Additionally, we have no capital loss carryforwards as of March 28, 2010.

As of March 28, 2010, our federal and state tax credit carryforwards were $9.3 million and $15.8 million, respectively. Federal and state credits will begin to expire in fiscal years 2012 and 2010, respectively. Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $10.3 million of these deferred tax assets pertain to certain net operating loss and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards is accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Uncertain Income Tax Benefits

Effective April 1, 2007, we adopted authoritative guidance addressing Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Our total amount of gross unrecognized tax benefits as of March 29, 2009 was $9.9 million. The unrecognized tax benefits increased by $6.0 million during the fiscal year ended March 28, 2010 to $15.9 million. If recognized, $13.5 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits during the tax year ended March 28, 2010 is as follows (in thousands):

Amount
Unrecognized tax benefits as of March 30, 2008	$9,410
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	592
Lapses in statutes of limitations	(70)

Unrecognized tax benefits as of March 29, 2009	9,932
Gross increase related to prior year tax positions	1,975
Gross increase related to current year tax positions	4,050
Lapses in status of limitation	(94)

Unrecognized tax benefits as of March 28, 2010	$15,863

Of the total unrecognized gross tax benefit of $15.9 million, $3.2 million is presented within income taxes payable, non-current, and $12.7 million is presented as a reduction to deferred tax assets. We do not anticipate a significant increase or decrease to our unrecognized tax benefits within the next twelve months. The total amount of unrecognized tax benefit (net of federal benefit), if recognized would affect the effective rate is $13.5 million before consideration of change in valuation allowance.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the consolidated statement of operations. Accrued interest and penalties were $0.4 million and $0.3 million as of March 28, 2010 and March 29, 2009, respectively.

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 2001 through 2009 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our state jurisdictions.

NOTE 19.    SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment. We design, develop and market high-performance, analog and mixed-signal silicon solutions for a variety of markets including communications, datacom and storage, interface and power management. The nature of our products and production processes as well as the type of customers and distribution methods are consistent among all of our products.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

Our net sales by product lines are summarized as follows (in thousands):

	March 28, 2010	March 29, 2009	March 30, 2008
Communications	$24,094	$27,833	$27,946
Datacom and storage	25,259	—	—
Interface	61,908	63,036	49,904
Power Management	23,617	24,249	11,893

Total net sales	$134,878	$115,118	$89,743

*	Incremental revenues and gross profit from Sipex, Hifn, Galazar and Neterion have been included in our consolidated financial statements since August 26, 2007, April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic areas are summarized as follows (in thousands):

	March 28, 2010	March 29, 2009	March 30, 2008
United States	$34,291	$28,517	$27,471
China	47,192	27,384	17,724
Singapore	14,393	14,894	7,727
Japan	7,240	7,170	6,865
Europe	19,387	25,093	22,163
Rest of world	12,375	12,060	7,793

Total net sales	$134,878	$115,118	$89,743

*	Incremental revenues and gross profit from Sipex, Hifn, Galazar and Neterion have been included in our consolidated financial statements since August 26, 2007, April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Substantially all of our long-lived assets at March 28, 2010 and March 29, 2009 were located in the United States.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

NOTE 20.    ALLOWANCES FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We had the following activities for the allowance for sales returns and allowance and for doubtful accounts (in thousands):

Classification	Balance at Beginning of Year	Additions	Write-offs And Recoveries(1)	Balance at End of Year
Allowance for sales returns:

Year ended March 28, 2010	$1,213	$12,011	$11,974	$1,250
Year ended March 29, 2009	1,992	7,871	8,650	1,213
Year ended March 30, 2008	1,078	3,190	2,276	1,992

Allowance for doubtful accounts:

Year ended March 28, 2010	95	85	(6)	186
Year ended March 29, 2009	143	(47)	1	95
Year ended March 30, 2008	60	83	—	143

(1)	Write-off and recovery amounts within allowance for sales returns reflect credits issued to distributors for stock rotations and volume discounts.

NOTE 21.    SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for the fiscal years ended March 28, 2010 and March 29, 2009. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to state fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter (in thousands, except per share data. Net loss per share for the four quarters of each fiscal year may not sum to the total for the fiscal year, because of the different number of shares outstanding during each period).

	Fiscal Year 2010				Fiscal Year 2009
Classification	March 28, 2010(1)	December 27, 2009(2)	September 27, 2009(3)	June 28, 2009(4)	March 29, 2009(5)	December 28, 2008(6)	September 28, 2008(7)	June 29, 2008(8)
Consolidated Statement of Operations Data:
Net revenues	$38,497	$33,931	$31,588	$30,862	$23,854	$26,305	$32,748	$32,211
Gross profit	19,402	17,045	14,090	12,845	10,066	10,704	15,005	14,470
Loss from operations	(4,539)	(5,317)	(9,573)	(14,561)	(6,262)	(66,163)	(2,874)	(4,923)
Net loss	(3,310)	(3,762)	(8,163)	(12,875)	(4,565)	(63,823)	(2,187)	(2,461)
Net loss per share:
Basic and Diluted	$(0.08)	$(0.09)	$(0.19)	$(0.30)	$(0.11)	$(1.49)	$(0.05)	$(0.06)
Shares used in the computation of net loss per shares:
Basic and Diluted	43,822	43,648	43,550	43,314	42,950	42,889	42,735	42,973

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009 AND MARCH 30, 2008

(1)	Includes $2.3 million amortization expenses related to purchased assets in connection with the Neterion, Galazar, Hifn and Sipex acquisitions; $0.6 million in acquisition related costs; and $0.1 million fair value adjustment of inventories in connection with Galazar acquisition.
(2)	Includes $1.9 million amortization expenses related to purchased assets in connection with the Galazar, Hifn and Sipex acquisitions; $0.4 million in acquisition related costs; and $0.1 million fair value adjustment of inventories in connection with Galazar acquisition.
(3)	Includes $2.4 million amortization expenses related to purchased assets in connection with the Galazar, Hifn and Sipex acquisitions; $0.8 million in acquisition related costs; $0.4 million fair value adjustment of inventories in connection with Galazar acquisition; and $0.2 million impairment loss related to the investment in marketable and non-marketable securities.
(4)	Includes $2.1 million amortization expenses related to purchased assets in connection with the Galazar, Hifn and Sipex acquisitions; $4.5 million in acquisition related costs; $1.8 million fair value adjustment of inventories in connection with the Hifn and Galazar acquisition; $0.1 million separation expense related to an executive officer; and $0.1 million impairment loss related to the investment in marketable and non-marketable securities.
(5)	Includes $0.2 million amortization expenses related to purchased assets in connection with the Sipex acquisition; $0.8 million in acquisition related costs; $0.7 million benefit from a partial reversal of estimated fiscal year 2009 incentive compensation liabilities in light of the economic recession, $0.6 million of idle capacity charges; and $0.3 million impairment charge against our long-term non-marketable securities (see Note 8).
(6)	Includes $59.7 million impairment charges in goodwill and other intangible assets (See Note 9) $0.7 million amortization expenses related to purchased assets in connection with the Sipex acquisition; and $1.2 million in acceleration of depreciation on abandoned equipment.
(7)	Includes $0.9 million amortization expenses related to purchased assets in connection with the Sipex acquisition; $0.6 million impairment charge against our marketable securities; and $0.9 million impairment charge against our long-term non-marketable securities (see Note 8).
(8)	Included $0.9 million amortization expenses related to purchased assets in connection with the Sipex acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”).    We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Report on Form 10-K. This Evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (the “CEO”), as principal executive officer, and Chief Financial Officer (the “CFO”), as principal financial officer.

Attached as Exhibits 31.1 and 31.2 of this Report on Form 10-K are the certifications of the CEO and the CFO, respectively, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of the end of fiscal year 2010.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of March 29, 2010 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, management concluded that, as of March 28, 2010, our internal control over financial reporting was effective.

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

Our independent registered public accounting firm has audited the financial statements included in Part II, Item 8—“Financial Statements and Supplementary Data” of this report and has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We completed our acquisitions of Hifn on April 3, 2009, Galazar on June 17, 2009 and Neterion on March 16, 2010 and integrated Exar’s, Hifn’s, Galazar’s and Neterion’s internal controls and procedures as of this Report on Form 10-K.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors

The information required by this item with respect to our directors is incorporated by reference from the information set forth under the caption “Election of Directors—Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders (“2010 Definitive Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after March 28, 2010.

Audit Committee

The information required by this item with respect to our audit committee is set forth under the caption “Audit Committee” in our 2010 Definitive Proxy Statement and is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Definitive Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers, a Code of Business Conduct and Ethics and a Financial Integrity Compliance Policy. These documents can be found on our website: www.exar.com. We will post any amendments to the codes and policy, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NASDAQ on our website, or by filing a Form 8-K. Hard copies can be obtained free of charge by submitting a written request to:

Exar Corporation

48720 Kato Road

Fremont, California 94538

Attn: Investor Relations, M/S 210

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our 2010 Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our 2010 Definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our 2010 Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our 2010 Definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Schedules

See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 20—Allowance for Sales Return and Doubtful Accounts.”

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
Pedro (Pete) P. Rodriguez
Chief Executive Officer and President (Principal Executive Officer)

Date: June 10, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pedro (Pete) P. Rodriguez and Kevin Bauer, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PEDRO (PETE) P. RODRIGUEZ (Pedro (Pete) P. Rodriguez)	Chief Executive Officer, President and Director (Principal Executive Officer)	June 10, 2010

/s/ KEVIN BAUER (Kevin Bauer)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2010

/s/ DR. IZAK BENCUYA (Dr. Izak Bencuya)	Director	June 10, 2010

/S/ PIERRE G. GUILBAULT (Pierre G. Guilbault)	Director	June 10, 2010

/s/ BRIAN HILTON (Brian Hilton)	Director	June 10, 2010

/s/ RICHARD L. LEZA (Richard L. Leza)	Chairman of the Board	June 10, 2010

/s/ GARY MEYERS (Gary Meyers)	Director	June 10, 2010

/s/ J. OSCAR RODRIGUEZ (J. Oscar Rodriguez)	Director	June 10, 2010

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit	Form	File No.	Exhibit	Filing Date

2.1++	Purchase Agreement between Exar Corporation and Infineon Technologies North America Corp., dated April 6, 2005.	10-K	0-14225	2.1	6/14/2005

2.2	Agreement and Plan of Merger by and among Exar Corporation, Sipex Corporation and Side Acquisition Corp., dated as of May 7, 2007.	8-K	0-14225	2.1	5/8/2007

2.3	Agreement and Plan of Merger, dated as of February 23, 2009, among Exar Corporation, Hybrid Acquisition Corp. and hi/fn, inc.	8-K	0-14225	2.1	2/27/2009

3.1	Amended and Restated Certificate of Incorporation of Exar Corporation, as amended.	10-K	0-14225	3.1	6/12/2007

3.2	Amended and Restated Bylaws of the Company.	8-K	0-14225	3.1	12/10/2007

4.1	Warrant Agent Agreement between Sipex Corporation and Wells Fargo Bank, National Association, dated May 16, 2006.	S-3	333-147154	4.1	11/5/2007

4.2	Amendment, dated August 28, 2007, to Warrant Agent Agreement between Sipex Corporation, Exar Corporation and Wells Fargo Bank, National Association, dated May 16, 2006.	S-3	333-147154	4.2	11/5/2007

4.3	Registration Rights Agreement, among Sipex Corporation and the buyers listed on the Schedule of Buyers therein, dated May 16, 2006.	S-3	333-147154	4.3	11/5/2007

10.1*+++	1989 Employee Stock Participation Plan, as amended, and related Offering documents.	10-K	0-14225	10.1	6/12/2006

10.2*+++	1996 Non-Employee Directors’ Stock Option Plan, as amended, and related forms of stock option grant and exercise.	10-K	0-14225	10.6	6/12/2006

10.3*	1997 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise.	10-K	0-14225	10.7	6/14/2005

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit	Form	File No.	Exhibit	Filing Date

10.4*	2000 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise.	10-K	0-14225	10.9	6/14/2005

10.5*	Fiscal year 2009 Senior Executive Incentive Compensation Program.	8-K	0-14225	10.1	3/10/2008

10.6*	Executive Officers’ Group II Change of Control Severance Benefit Plan.	10-Q	0-14225	10.1	2/6/2009

10.7*	2006 Equity Incentive Plan.	DEF 14A	0-14225		8/9/2006

10.8*	Exar Corporation 2006 Equity Incentive Plan Performance Stock Unit Award Agreement	10-Q	0-14225	10.1	11/5/2009

10.9*	Amended and Restated Employment Agreement, dated December 31, 2008, by and between Exar Corporation and J. Scott Kamsler.	10-Q	0-14225	10.5	2/6/2009

10.10*	Separation Agreement between Exar Corporation and J. Scott Kamsler, dated as of June 23, 2009	8-K	0-14225	10.1	6/29/2009

10.11*	Amended and Restated Employment Agreement, dated December 19, 2008, by and between Exar Corporation and Pedro (Pete) P. Rodriguez.	10-Q	0-14225	10.6	2/6/2009

10.12*	Second Amended and Restated Employment Agreement between the Company and Pedro (Pete) P. Rodriguez	8-K	0-14225	10.1	3/25/2010

10.13*	Fiscal Year 2010 Executive Incentive Program	10-Q	0-14225	10.4	8/7/2009

10.14*	Exar’s Fiscal Year 2011 Executive Incentive Program					X

10.15*	Letter Agreement between Exar Corporation and Bentley Long	10-Q	0-14225	10.3	8/7/2009

10.16*	VP Worldwide Sales—FY10 Sales Incentive Plan	10-Q	0-14225	10.2	8/7/2009

10.17*	VP Worldwide Sales—FY11 Sales Incentive Plan					X

10.18*	Form of Letter Agreement Regarding Change of Control for each of the following: Thomas R. Melendrez and Stephen W. Michael.	10-K	0-14225	10.11	6/27/2001

10.19*	Form of Indemnity Agreement between the Company and each of the company’s directors and certain of the executive officers.	10-Q	0-14225	10.12	11/13/2002

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit	Form	File No.	Exhibit	Filing Date

10.20*	Form of Notice of Grant and Terms and Conditions of Nonqualified Stock Option for the 2006 Equity Incentive Plan.	8-K	0-14225	10.2	9/13/2006

10.21*	Form of Notice of Grant and Terms and Conditions of Incentive Stock Option for the 2006 Equity Incentive Plan.	8-K	0-14225	10.3	9/13/2006

10.22*	Form of Director Nonqualified Stock Option Agreement for the 2006 Equity Incentive Plan	8-K	0-14225	10.6	9/13/2006

10.23*	Form of Stock Unit Award Agreement for the 2006 Equity Incentive Plan.	10-Q	0-14225	10.2	2/6/2009

10.24*	Form of Director Restricted Stock Unit Award Agreement for the 2006 Equity Incentive Plan.	10-Q	0-14225	10.3	2/6/2009

10.25*	Form of Performance Stock Unit Award Agreement for the 2006 Equity Incentive Plan.	10-Q	0-14225	10.4	2/6/2009

10.26*	Sipex Corporation 2006 Equity Incentive Plan.	S-8	333-145751	4.1	8/28/2007

10.27*	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan.	S-8	333-145751	4.2	8/28/2007

10.28*	Sipex Corporation 2000 Non-Qualified Stock Option Plan.	S-8	333-145751	4.3	8/28/2007

10.29*	Sipex Corporation 1999 Stock Plan.	S-8	333-145751	4.4	8/28/2007

10.30*	Sipex Corporation 1997 Stock Option Plan.	S-8	333-145751	4.5	8/28/2007

10.31+	Master Agreement between Sipex, Hangzhou Silan Microelectronics Co., Ltd. and Hangzhou Silan Integrated Circuit Co., Ltd., dated February 27, 2006.	8-K/A†	0-27892	10.1	7/26/2006

10.32	Agreement for Public Sale of Assets of FyreStorm, Inc. by Horizon Technology Funding Company LLC and Sand Hill Venture Debt III, LLC to Exar Corporation, dated January 31, 2008.	8-K	0-14225	10.1	2/12/2008

10.33	Tender and Voting Agreement, dated as of February 23, 2009, among Exar Corporation and the Stockholders signatory thereto.	8-K	0-14225	99.1	2/27/2009

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit	Form	File No.	Exhibit	Filing Date

10.34	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-Q	0-14225	10.1	2/8/2008

10.35	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-Q	0-14225	10.2	2/8/2008

10.36	Agreement for Purchase and Sale of Real Property, dated March 9, 2006, by and between Sipex and Mission West Properties, L.P.	8-K†	0-27892	10.1	3/13/2006

10.37	First Amendment, dated August 23, 2007, to Agreement for Purchase and Sale of Real Property, dated March 9, 2006, by and between Exar and Mission West Properties, L.P.	10-Q	0-14225	10.23	9/30/2007

10.38	Standard Form Lease, dated March 9, 2006, by and between Sipex and Mission West Properties, L.P.	8-K†	0-27892	10.2	3/13/2006

10.39	Sublease Agreement, dated January 16, 2008, by and between Exar Corporation and Kovio, Inc., under that certain Standard Form Lease entered into with Mission West Properties, L.P., dated March 9, 2006.	8-K	0-14225	10.1	1/23/2008

10.40	Securities Purchase Agreement, dated May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers.	8-K†	0-27892	10.1	5/22/2006

10.41	Amendment No. 1, dated May 24, 2006 to Securities Purchase Agreement, dated May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers.	8-K†	0-27892	10.1	5/30/2006

10.42	Securities Purchase Agreement, dated March 29, 2007, by and between Sipex and Rodfre Holdings LLC.	10-K†	0-27892	10.36	3/30/2007

21.1	Subsidiaries of the Company.					X

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit	Form	File No.	Exhibit	Filing Date

24.1	Power of Attorney. Reference is made to the signature page 115.					X

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
†	Filed by Sipex.
+	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.
++	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission. Schedules, exhibits and similar attachments have also been excluded, copies of which will be furnished supplemental to the Securities and Exchange Commission upon request.
+++	Related Forms of Stock Option Grant and Exercise filed as part of an exhibit to Exar’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, and incorporated herein by reference.