Form 10-Q
period 2010-06-27
EXAR CORP
filed 2010-08-05
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

The number of shares outstanding of the Registrant’s Common Stock was 44,208,770 as of July 30, 2010, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 27, 2010	March 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,063	$25,486
Short-term marketable securities	199,098	186,598
Accounts receivable (net of allowances of $726 and $831)	14,606	13,461
Accounts receivable, related party (net of allowances of $288 and $605)	3,590	4,323
Inventories	18,814	15,000
Other current assets	5,307	5,106

Total current assets	250,478	249,974
Property, plant and equipment, net	43,407	42,941
Goodwill	3,184	3,085
Intangible assets, net	29,088	31,957
Other non-current assets	4,944	5,357

Total assets	$331,101	$333,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,179	$9,828
Accrued compensation and related benefits	6,454	6,619
Deferred income and allowances on sales to distributors	4,645	4,227
Deferred income and allowances on sales to distributors, related party	11,103	10,650
Short-term lease financing obligations	4,009	3,540
Other accrued expenses	6,755	7,058

Total current liabilities	44,145	41,922
Long-term lease financing obligations	13,447	13,454
Other non-current obligations	3,815	3,806

Total liabilities	$61,407	$59,182

Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	$—	$—
Common stock, $.0001 par value; 100,000,000 shares authorized; 43,974,981 and 43,839,514 shares outstanding at June 27, 2010 and March 28, 2010, respectively	4	4
Additional paid-in capital	723,929	720,455
Accumulated other comprehensive income	784	1,282
Treasury stock at cost, 19,924,369 shares at June 27, 2010 and March 28, 2010	(248,983)	(248,983)
Accumulated deficit	(206,040)	(198,626)

Total stockholders’ equity	269,694	274,132

Total liabilities and stockholders’ equity	$331,101	$333,314

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 27, 2010	June 28, 2009
Sales:
Net sales	$28,365	$23,110
Net sales, related party	11,271	7,752

Total net sales	39,636	30,862

Cost of sales:
Cost of sales	14,079	12,889
Cost of sales, related party	5,188	3,788
Amortization of purchased intangible assets	1,553	1,340

Total cost of sales	20,820	18,017

Gross profit	18,816	12,845

Operating expenses:
Research and development	14,443	12,294
Selling, general and administrative	12,957	15,112

Total operating expenses	27,400	27,406
Loss from operations	(8,584)	(14,561)
Other income and expense, net:
Interest income and other, net	1,613	1,754
Interest expense	(318)	(324)
Impairment charges on investments	—	(72)

Total other income and expense, net	1,295	1,358
Loss before income taxes	(7,289)	(13,203)
Provision for (benefit from) income taxes	125	(328)

Net loss	$(7,414)	$(12,875)

Loss per share:
Basic and diluted loss per share	$(0.17)	$(0.30)

Shares used in the computation of loss per share:
Basic and diluted	43,897	43,314

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net loss	$(7,414)	$(12,875)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	5,573	5,553
Deferred income taxes	—	(29)
Stock-based compensation expense	3,322	1,309
Provision for sales returns and allowances	3,111	2,212
Other than temporary loss on investments	—	72
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	(3,523)	(4,212)
Inventories	(3,814)	5,055
Other current assets	163	897
Accounts payable	1,351	(879)
Accrued compensation and related benefits	(247)	(1,478)
Deferred income and allowance on sales to distributors and related parties	871	102
Other accrued expenses	(362)	(182)

Net cash used in operating activities	(969)	(4,455)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(1,676)	(1,447)
Purchases of short-term marketable securities	(41,226)	(86,775)
Proceeds from maturities of short-term marketable securities	15,864	65,500
Proceeds from sales of short-term marketable securities	12,201	23,824
Other investment activities	(103)	(15)
Acquisition of Galazar, net of cash acquired	—	(3,125)
Acquisition of Hifn, net of cash acquired	—	(40,349)

Net cash used in investing activities	(14,940)	(42,387)

Cash flows from financing activities:
Proceeds from issuance of common stock	233	153
Repayment of lease financing obligations	(747)	(398)

Net cash used in financing activities	(514)	(245)

Net decrease in cash and cash equivalents	(16,423)	(47,087)
Cash and cash equivalents at the beginning of period	25,486	89,002

Cash and cash equivalents at the end of period	$9,063	$41,915

Supplemental disclosure of non-cash investing and financial activities:
Property, plant and equipment acquired under capital lease	$1,208	$—
Issuance of common stock in connection with Hifn acquisition	—	2,705

See accompanying Notes to Condensed Consolidated Financial Statements.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. The first quarter of fiscal 2011 and fiscal 2010 included 91 days from March 29, 2010 to June 27, 2010 and March 30, 2009 to June 28, 2009, respectively.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which we believe are necessary for a fair statement of Exar’s financial position as of June 27, 2010 and our results of operations for the three months ended June 27, 2010 and June 28, 2009, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”)’s Emerging Issues Task Force (“EITF”) issued authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific-objective-evidence, third party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for our interim reporting period ending on June 26, 2011. Early adoption is permitted. As of March 29, 2010, the first day of our fiscal year 2011, we adopted the new guidance addressing revenue arrangements with multiple deliverables and the adoption had no material impact on our condensed consolidated financial statements.

In September 2009, FASB’s EITF issued authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for our interim reporting period ending on June 26, 2011. Early adoption is permitted. As of March 29, 2010, the first day of our fiscal year 2011, we adopted the new guidance addressing certain revenue arrangements that include software elements and the adoption had no material impact on our condensed consolidated financial statements.

In April 2010, the FASB’s EITF issued new authoritative guidance addressing the milestone method of revenue recognition. The guidance provides the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive: (1) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance; and (3) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. As of June 28, 2010, the first day of our second quarter of fiscal 2011, we adopted the new guidance addressing certain milestone method of revenue recognition and the adoption had no material impact on our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2010, the FASB’s EITF issued new authoritative guidance addressing certain measurements and disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements. We are currently evaluating the impact of implementing the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements on our financial position and result of operations, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

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

Acquisition related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received, with the exception that the costs to issue debt or equity securities are recognized in accordance with other applicable generally accepted accounting principles (“GAAP”).

Acquisition of Neterion

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”). Neterion, a privately held company based in Sunnyvale, California, was a supplier of 10 Gigabit Ethernet controller silicon and card solutions optimized for virtualized data centers. Neterion’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 17, 2010.

Consideration

We paid approximately $2.3 million in cash for Neterion, representing the fair value of total consideration transferred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Neterion which are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations for the three months ended June 27, 2010, were $48,000.

Restructuring Costs

For disclosure regarding restructuring costs, see Note 8. Restructuring contained herein.

Purchase Price Allocation

The allocation of the purchase price to Neterion’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. We have up to twelve months from the closing date of the acquisition to adjust pre-acquisition contingencies, if any. There were no severance costs relating to Neterion incurred during the three months ended June 27, 2010.

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The $464,000 in goodwill resulted primarily from our expected synergies from the integration of Neterion’s technology into our product offerings. Goodwill is not deductible for tax purposes.

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the Neterion acquisition was as follows (in thousands):

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

During fiscal year 2010 and the three months ended June 27, 2010, there were no adjustments to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on March 16, 2010 in the Neterion acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We allocated the purchase price using the established valuation techniques described below.

Inventories—The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin. The estimated fair value of raw materials is generally equal to their book value, due to the fact that raw materials have not been used to develop any finished goods or work-in-progress and therefore, there is no value added to the raw materials.

Intangible assets—The fair values of existing technology, patents/core technology, in-process research and development, customer relationships, tradenames/trademarks, non-compete agreements and order backlog were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 4% to 33%. The discount rate used to value the existing intangible assets was 20%.

Acquired In-Process Research and Development—The IPR&D project underway at Neterion at the acquisition date relates to the X3500 product series and as of such acquisition date had incurred approximately $2.9 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $17.5 million, based on the project development timeline and resource requirements, and is scheduled for completion by December 2011. The percentage of completion for the project was estimated at 25% at the acquisition date.

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

Consideration

We expected to pay approximately $4.95 million in cash for Galazar, representing the fair value of total consideration transferred. This amount included approximately $1.0 million contingent consideration that, for the purposes of valuation, was assigned a 95% probability or a fair value of $0.95 million. This payment was contingent on Galazar achieving a project milestone within a twelve-month period following the close of the transaction. This milestone was met during the three months ended December 27, 2009 and $1.0 million was paid in cash. The additional $50,000 was expensed and included in the “Research and development” line item on the consolidated statement of operations for the fiscal year ended March 28, 2010.

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Galazar which are included in the “Selling, general and administrative” line item on the consolidated statement of operations for the three months ended June 28, 2009, were $574,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Price Allocation

The allocation of the purchase price to Galazar’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded severance costs relating to Galazar of $134,000 for the three months ended June 28, 2009. No severance costs relating to Galazar were incurred during the three months ended June 27, 2010.

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The $372,000 in goodwill resulted primarily from our expected synergies from the integration of Galazar’s technology into our product offerings. Goodwill is not deductible for tax purposes.

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the Galazar acquisition was as follows (in thousands):

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

During fiscal year 2010 and the three months ended June 27, 2010, there were no adjustments to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on June 17, 2009 in the Galazar acquisition.

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

We allocated the purchase price using the established valuation techniques described below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible assets—The fair value of existing technology, patents/core technology, in-process research and development, customer relationships, order backlog and tradenames/trademarks were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 35%. The discount rate used to value the existing intangible assets was 28%.

Acquired In-Process Research and Development—The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product and as of such acquisition date had incurred approximately $2.3 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $7.4 million, based on the project development timeline and resource requirements, and is scheduled for completion by July 2011. The percentage of completion for the project was estimated at 51% at the acquisition date.

Acquisition of Hifn

On April 3, 2009, we completed the acquisition of all of the outstanding shares of hi/fn, inc. (“Hifn”). Hifn was a provider of network-and storage-security and data reduction products that simplify the way major network and storage OEMs, as well as small and medium enterprises (“SMEs”), efficiently and securely share, retain, access and protect critical data. Hifn’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning April 4, 2009.

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

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Hifn which are included in the “Selling, general and administrative” line item on the consolidated statement of operations for the three months ended June 28, 2009 were $1.5 million.

Purchase Price Allocation

The allocation of the purchase price to Hifn’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded $0.3 million in restructuring expenses relating to Hifn for the three months ended June 28, 2009, relating to severance and a building lease obligation in Los Gatos, California. There were $34,000 of severance costs relating to Hifn incurred during the three months ended June 27, 2010.

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The $2.2 million in goodwill resulted primarily from our expected future product sales synergies from combining Hifn’s products with our product offerings. Goodwill is not deductible for tax purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on April 3, 2009 in the Hifn acquisition was as follows (in thousands):

As of April 3, 2009
Identifiable tangible assets
Cash and cash equivalents	$16,468
Short-term marketable securities	14,133
Accounts receivable	2,982
Inventories	4,269
Other current assets	1,683
Property, plant and equipment	2,013
Other assets	1,721
Accounts payable and accruals	(586)
Accrued compensation and related benefits	(1,860)
Other current liabilities	(2,963)

Total identifiable tangible assets, net	37,860
Identifiable intangible assets	19,500

Total identifiable assets, net	57,360
Goodwill	2,249

Fair value of total consideration transferred	$59,609

During fiscal year 2010 and the three months ended June 27, 2010, there were no adjustments to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on April 3, 2009 in the Hifn acquisition.

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Hifn acquisition, which are being amortized over their estimated useful lives, with a maximum amortization period of seven years, on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technologies	$9,000	5.0
Patents/Core technology	1,500	5.0
In-process research and development	1,600	—
Research and development reimbursement contract	4,500	1.5
Customer relationships	1,300	7.0
Order backlog	900	0.5
Tradenames/Trademarks	700	3.0

Total acquired identifiable intangible assets	$19,500

We allocated the purchase price using the established valuation techniques as described below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquired In-Process Research and Development—The IPR&D projects underway at Hifn at the acquisition date were in the security processors and flow through product families, each consisting of one project, and as of such acquisition date had incurred approximately $2.6 million and $1.1 million in costs, respectively. The percentage of completion for these projects, at the date of acquisition, was 90% and 30%, respectively. The total research and development expenditures expected to be incurred to complete the security processors and flow through projects are approximately $2.1 million and $0.7 million, respectively, based on project development timelines and resource requirements. The IPR&D project for flow through was completed in January 2010 and is in production. The IPR&D project for security processors was completed during July 2010.

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our investment assets, measured at fair value on a recurring basis, as of June 27, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,629	$—	$—	$5,629
U.S. Treasury securities	17,131	—	—	17,131
Asset-backed securities	—	18,221	—	18,221
Agency mortgage-backed securities	—	41,063	—	41,063
Agency pool mortgage-backed securities	—	3,591	—	3,591
Corporate bonds and notes	—	82,554	—	82,554
Government and agency bonds	—	36,538	—	36,538

Total investment assets	$22,760	$181,967	$—	$204,727

Our investment assets, measured at fair value on a recurring basis, as of March 28, 2010 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,616	$—	$—	$19,616
U.S. Treasury securities	15,839	—	—	15,839
Asset-backed securities	—	17,801	—	17,801
Agency mortgage-backed securities	—	42,514	—	42,514
Agency pool mortgage-backed securities	—	4,413	—	4,413
Corporate bonds and notes	—	62,122	—	62,122
Government and agency bonds	—	43,909	—	43,909

Total investment assets	$35,455	$170,759	$—	$206,214

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our cash, cash equivalents and short-term marketable securities as of June 27, 2010 and March 28, 2010 are as follows (in thousands):

	June 27, 2010	March 28, 2010
Cash and cash equivalents
Cash in financial institutions	$3,434	$5,870

Cash equivalents
Money market funds	5,629	19,616

Total cash equivalents	5,629	19,616

Total cash and cash equivalents	$9,063	$25,486

Available-for-sale securities
U.S. government and agency securities	$53,668	$59,747
Corporate bonds and commercial paper	82,555	62,122
Asset-backed securities	18,221	17,801
Mortgage-backed securities	44,654	46,928

Total short-term marketable securities	$199,098	$186,598

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

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the “Impairment charges on investments” line item on the condensed consolidated statements of operation.

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the “Interest income and other, net” line item on the condensed consolidated statements of operation. Net realized loss on marketable securities for the three months ended June 27, 2010 was $22,000 and net realized gain on marketable securities for the three months ended June 28, 2009 was $143,000.

The following table summarizes our investments in marketable securities as of June 27, 2010 and March 28, 2010 (in thousands):

	June 27, 2010
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$5,629	$—	$—	$5,629
U.S. government and agency securities	52,915	753	—	53,668
Corporate bonds and commercial paper	81,995	838	(278)	82,555
Asset and mortgage-backed securities	62,600	430	(155)	62,875

Total investments	$203,139	$2,021	$(433)	$204,727

	March 28, 2010
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$19,616	$—	$—	$19,616
U.S. government and agency securities	58,943	835	(31)	59,747
Corporate bonds and commercial paper	61,240	900	(18)	62,122
Asset and mortgage-backed securities	64,329	496	(96)	64,729

Total investments	$204,128	$2,231	$(145)	$206,214

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 27, 2010, asset-backed and mortgage-backed securities, accounted for 9% and 22%, respectively, of our total investments in marketable securities of $204.7 million. The asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Form 10-Q, we have sufficient liquidity and do not intend to sell these securities to fund normal operations nor realize any significant losses in the short term. As of June 27, 2010, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $275,000.

As of June 27, 2010, for all of our marketable securities, including asset-backed and mortgage-back securities, there were approximately $0.8 million of net unrealized gains including tax expense from our level 1 and level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Other-than-temporary declines in value of our investments are reported in the “Impairment charges on investments” line item in the condensed consolidated statements of operations. In the three months ended June 28, 2009, an asset-backed security investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating and quantitative analysis showing an increase in the default rate and a decrease in the prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the three months ended June 28, 2009.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at June 27, 2010 and March 28, 2010 by expected maturity were as follows (in thousands):

	June 27, 2010		March 28, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$87,805	$88,347	$108,813	$109,562
Due in 1 to 5 years	115,334	116,380	95,316	96,652

Total	$203,139	$204,727	$204,129	$206,214

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of June 27, 2010 and March 28, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 27, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$21,436	$(302)	$812	$(22)	$22,248	$(324)
Asset and mortgage-backed securities	18,599	(109)	—	—	18,599	(109)

Total	$40,035	$(411)	$812	$(22)	$40,847	$(433)

	March 28, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$5,399	$(27)	$—	$—	$5,399	$(27)
Corporate bonds and commercial paper	12,981	(27)	353	(31)	13,334	(58)
Asset and mortgage-backed securities	19,672	(60)	—	—	19,672	(60)

Total	$38,052	$(114)	$353	$(31)	$38,405	$(145)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the three months ended June 27, 2010, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for the three months ended June 27, 2010 are as follows (in thousands):

Amount
Balance as of March 28, 2010	$3,085
Goodwill additions, impairments and adjustments	99

Balance as of June 27, 2010	$3,184

Intangible Assets

Our purchased intangible assets at June 27, 2010 and March 28, 2010 are as follows (in thousands):

	June 27, 2010			March 28, 2010
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$35,871	$(17,312)	$18,559	$35,621	$(15,734)	$19,887
Patents/Core technology	4,492	(1,854)	2,638	4,492	(1,688)	2,804
In-process research and development	2,200	—	2,200	2,200	—	2,200
Research and development reimbursement contract	4,500	(3,498)	1,002	4,500	(2,496)	2,004
Customer backlog	1,400	(1,400)	—	1,400	(1,325)	75
Distributor relationships	1,264	(944)	320	1,264	(919)	345
Customer relationships	4,670	(946)	3,724	4,670	(777)	3,893
Non-compete agreement	100	(23)	77	100	(3)	97
Tradenames/Trademarks	1,077	(509)	568	1,077	(425)	652

Total	$55,574	$(26,486)	$29,088	$55,324	$(23,367)	$31,957

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

As of June 27, 2010 there were no indicators that required us to perform an intangible assets impairment review and therefore we did not record an impairment charge during the three months ended June 27, 2010.

The aggregate amortization expenses for our purchased intangible assets for periods presented below are as follows:

		Three Months Ended
	Weighted Average Lives	June 27, 2010	June 29, 2009
	(in months)	(in thousands)
Existing technology	65	$1,578	$1,072
Patents/Core technology	61	166	106
In-process research and development	62	—	—
Research and development reimbursement contracts	24	1,002	516
Customer backlog	6	75	416
Distributor relationships	72	25	25
Customer relationships	80	169	58
Non-compete agreement	15	20	—
Tradenames/Trademarks	35	84	59

Total		$3,119	$2,252

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2011 (9 months remaining)	$7,135
2012	6,935
2013	6,313
2014	5,667
2015	1,867
2016 and thereafter	1,171

Total estimated amortization	$29,088

NOTE 6. LONG-TERM INVESTMENTS

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invested primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We have periodically reviewed and determined whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

As of June 27, 2010 and March 28, 2010, our long-term investments balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheet were as follows (in thousands):

Long-term investments	June 27, 2010	March 28, 2010
Skypoint Fund	$1,445	$1,440

We have made approximately $4.5 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. Our total capital commitment is $5.0 million. We contributed $5,000 to the fund during the three months ended June 27, 2010. As of June 27, 2010, we have a remaining obligation of approximately $0.5 million should the general partner decide to request it.

The carrying amount of $1.4 million reflects the net of capital contributions, cumulative impairment charges and capital distributions. We received a capital distribution of $36,000 during fiscal year 2010. We did not receive any distributions during the three months ended June 27, 2010.

Impairment

In three months ended June 27, 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no other-than-temporary impairment and therefore we did not record an impairment charge for Skypoint Fund in the three months ended June 27, 2010.

NOTE 7. RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of June 27, 2010. As such, Alonim is our largest stockholder.

Our sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under a distribution agreement when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales. It is our largest distributor worldwide and accounted for 28% and 25% of our total net sales for the three months ended June 27, 2010 and June 28, 2009, respectively.

We reimbursed Future for approximately $6,000 and $11,000 of expenses for marketing promotional materials for the three months ended June 27, 2010 and June 28, 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. RESTRUCTURING

In connection with the Neterion acquisition in March 2010, we assumed a lease obligation for a facility in Sunnyvale, California. During the three months ended June 27, 2010, this facility was vacated and a restructuring reserve of approximately $234,000 was recorded to reflect the remaining payments owed under this lease. The majority of this balance is expected to be paid by August 2011, when the lease expires.

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then-current economic conditions. The Sipex restructuring costs were accounted for as liabilities assumed as part of the business combination and are expected to be paid over the remaining term of the Sipex lease, which expires in March 2012.

Our restructuring liabilities were included in the “Other accrued expenses” line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the three months ended June 27, 2010 are summarized as follows (in thousands):

Facility Costs
Balance at March 28, 2010	$239
Payments	—
Additional accruals	234

Balance June 27, 2010	$473

NOTE 9. BALANCE SHEET DETAIL

Our property, plant and equipment consisted of the following as of the dates indicated (in thousands):

	June 27, 2010	March 28, 2010
Land	$11,960	$11,960
Building and leasehold improvements	24,208	24,022
Machinery and equipment	46,110	45,932
Software and licenses	37,685	35,651

Property, plant and equipment, total	119,963	117,565
Accumulated depreciation and amortization	(76,556)	(74,624)

Property, plant and equipment, net	$43,407	$42,941

Our inventories consisted of the following as of the dates indicated (in thousands):

	June 27, 2010	March 28, 2010
Work-in-process	$13,589	$9,318
Finished goods	5,225	5,682

Total Inventories	$18,814	$15,000

Our other accrued expenses consisted of the following as of the dates indicated (in thousands):

	June 27, 2010	March 28, 2010
Accrued legal and professional services	$3,736	$4,053
Accrued sales and marketing expenses	1,448	676
Accrued manufacturing expenses, royalties and licenses	672	1,308
Accrued restructuring expenses	473	239
Other	426	782

Total other accrued expenses	$6,755	$7,058

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10. EARNINGS (LOSS) PER SHARE

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

A summary of our loss per share for the three months ended June 27, 2010 and the three months ended June 28, 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 27, 2010	June 28, 2009
Net loss	$(7,414)	$(12,875)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	43,897	43,314
Dilutive effect of stock options and restricted stock units	—	—

Shares used in computation of diluted loss per share	$43,897	$43,314

Loss per share - basic and diluted	$(0.17)	$(0.30)

For the three months ended June 27, 2010, as we incurred a net loss, the weighted average number of shares of common stock outstanding equaled the weighted average number of shares of common stock and common stock equivalents assuming dilution. Options to purchase shares of common stock and unvested restricted stock units (“RSUs”) for shares of common stock in the aggregate amount of approximately 329,000 shares of common stock for the three months ended June 27, 2010 were excluded from our loss per share calculation under the treasury stock method. Had we had income for these periods, our diluted shares would have increased by the aforementioned amount.

For the three months ended June 27, 2010, options to purchase approximately 6.0 million shares of common stock, at exercise prices ranging from $6.16 to $86.10, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 280,000 shares of common stock with an exercise price of $9.63 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. There were no unvested RSUs at June 27, 2010 that were considered anti-dilutive under the treasury method.

For the three months ended June 28, 2009, as we incurred a net loss, the weighted average number of shares of common stock outstanding equaled the weighted average number of shares of common stock and common stock equivalents assuming dilution. Approximately 243,000 shares of common stock underlying options and unvested RSUs were excluded from our loss per share calculation under the treasury stock method for the three months ended June 28, 2009. Had we had income for the period, our diluted shares would have increased by the aforementioned amounts.

For the three months ended June 28, 2009, options to purchase approximately 3.9 million shares of common stock, at exercise prices ranging from $5.44 to $86.10, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 280,000 shares of common stock with an exercise price of $9.63 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Unvested RSUs corresponding to approximately 63,000 shares of our common stock with a grant date fair value of $6.45 were outstanding at June 28, 2009 and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

Our application of the treasury stock method in determining the dilutive effect of stock options and RSUs includes assumed cash proceeds from option exercises, the average unamortized stock-based compensation expense for the period, and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the three months ended June 27, 2010 and the three months ended June 28, 2009, we did not repurchase any shares under the 2007 SRP. As of June 27, 2010, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

NOTE 12. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

We are authorized to issue 4.5 million shares of common stock under our ESPP. There were approximately 1,534,444 shares of common stock reserved for future issuance under our ESPP at June 27, 2010.

In the three months ended June 27, 2010, we issued approximately 14,718 shares of our common stock at a weighted average price of $6.84 to the participating employees under our ESPP.

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

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At June 27, 2010, there were approximately 200,000 shares available for future grant under all our equity incentive plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Option Activities

Our stock option transactions during the three months ended June 27, 2010 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Balance at March 28, 2010	5,345,504	$8.01	5.38	$1,882,286
Options granted	1,063,300	7.11
Options exercised	(21,719)	6.14
Options cancelled	(31,225)	10.52
Options forfeited	(123,998)	7.29

Balance at June 27, 2010	6,231,862	$7.86	5.37	$1,775,673

Vested and expected to vest, June 27, 2010	5,869,073	$7.91	5.33	$1,665,937

Vested and exercisable, June 27, 2010	1,969,758	$9.13	4.28	$561,148

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $7.23 and $7.32 as of June 27, 2010 and March 28, 2010, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

The total number of in-the-money options vested and exercisable was 0.6 million as of June 27, 2010 and 0.2 million as of March 28, 2010, respectively.

Total unrecognized stock-based compensation cost was $9.4 million at June 27, 2010, which is expected to be recognized over a weighted average period of 2.85 years.

RSU Activities

Our RSU transactions during the three months ended June 27, 2010 are summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)	Unrecognized Stock-based Compensation Cost (2) (in millions)
Unvested at March 28, 2010	834,204	$8.20	1.04	$6,106,373	$4.2
Granted	272,000	7.11
Issued and released	(109,577)	7.06
Cancelled	(12,378)	9.12

Unvested at June 27, 2010	984,249	$8.01	0.83	$7,116,120	$3.7

Vested and expected to vest at June 27, 2010	944,464	$7.97	0.79	$6,828,475

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.
(2)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in our fiscal 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. In the three months ended June 27, 2010, we recognized approximately $60,000 of compensation expense related to these awards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2010, we granted performance-based RSUs covering 56,000 shares to our CEO, issuable upon meeting certain performance targets in our fiscal 2011 and vesting annually over a three year period beginning May 3, 2010. The annual vesting requires continued service through each annual vesting date. In the three months ended June 27, 2010, we recognized approximately $60,000 of compensation expense related to these awards.

In the three months ended June 27, 2010, we granted approximately 210,000 of stock based awards to certain employees that resulted in $1.5 million in stock-based compensation expense. These grants were discretionary in nature and fully vested upon issuance.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs for the three months ended June 27, 2010 and the three months ended June 28, 2009 (in thousands):

	Three Months Ended
	June 27, 2010	June 28, 2009
Cost of sales	$220	$116
Research and development	1,556	486
Selling, general and administrative	1,546	707

Total Stock-based compensation expense	$3,322	$1,309

Stock-based compensation expense for the three months ended June 27, 2010 and the three months ended June 28, 2009 includes approximately $133,000 and $148,000, respectively, of incremental stock-based compensation expense associated with RSU awards covering an aggregate of 344,020 shares of our common stock issued in exchange for the options surrendered pursuant to the October 23, 2008 option exchange program.

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended
	June 27, 2010	June 28, 2009
Expected term of options (years)	4.2 – 4.5	4.7 – 4.9
Risk-free interest rate	1.9 – 2.1%	2.1 – 2.2%
Expected volatility	39%	38%
Expected dividend yield	—	—
Weighted average estimated fair value	$2.47	$2.31

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13. COMPREHENSIVE INCOME (LOSS)

Our comprehensive loss for the periods indicated below was as follows (in thousands):

	Three Months Ended
	June 27, 2010	June 28, 2009
Net loss	$(7,414)	$(12,875)
Other comprehensive loss:
Change in unrealized income (loss), on marketable securities, net of tax	(498)	413

Total other comprehensive income (loss)	$(498)	$413

Comprehensive loss	(7,912)	(12,462)

NOTE 14. LEASE FINANCING OBLIGATION

In connection with the Sipex acquisition, we assumed a lease financing obligation related to a facility located in Milpitas, California (the “Hillview Facility”). The lease term expires in March 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheet. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on our condensed consolidated balance sheet. The effective interest rate is 8.2%. Depreciation for the Hillview Facility was recorded over the straight-line method for the remaining useful life and was $88,000 for the three months ended on June 27, 2010. At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle by returning the Hillview Facility to the lessor.

We began to sublet the Hillview Facility in April 2008. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.5 million for the duration of the sublease term. The sublease income for the three months ended June 27, 2010 and the three months ended June 28, 2009 was $364,000 and $353,000, respectively, and was recorded in the “Interest income and other, net” line item in our condensed consolidated statements of operations.

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license, $3.7 million of design tools in November 2008 under a three-year license, and $1.3 million of design tools in February and June 2010 under a two-year and a three-year license, respectively, which were accounted for as capital leases and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tool obligations were included in the lease financing obligation in our condensed consolidated balance sheets. Amortization of the design tools is recorded using the straight-line method over the remaining useful life and was $843,000 and $536,000 in the three months ended June 27, 2010 and the three months ended June 28, 2009, respectively.

Future minimum lease payments for the lease financing obligations as of June 27, 2010 are as follows (in thousands):

Fiscal Years	Hillview Facility	Design Tools	Total	Expected Sublease Income
2011 (9 months remaining)	$13,260	$3,407	$16,667	$1,092
2012	—	1,837	1,837	—
2013	—	390	390	—

Total minimum lease payments	13,260	5,634	18,894	1,092
Less: amount representing interest	(762)	(367)	(1,129)
Less: amount representing maintenance	—	(309)	(309)

Present value of minimum lease payments	12,498	4,958	17,456	1,092
Less: current portion of lease financing obligation	(436)	(3,573)	(4,009)	—

Long-term lease financing obligation	$12,062	$1,385	$13,447	$1,092

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended June 27, 2010, interest expense totaled $258,000 and $58,000 for the Hillview Facility lease financing obligation and design tools, respectively. For the three months ended June 28, 2009, interest expense totaled approximately $266,000 and $58,000 for the Hillview Facility lease financing obligation and design tools, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. The program was approved by the state and implementation started in October 2009. As such, we accrued an additional $58,000, increasing our liability to $250,000. This accrual included approximately $200,000 for various remediation options under consideration and $50,000 for future annual monitoring. As of June 27, 2010 the remaining liability was $130,000, net of payments of $7,000 and $113,000, during the three months ended June 27, 2010 and the fiscal year 2010, respectively.

Sipex, which we acquired in August 2007, entered into a definitive Master Agreement with Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China. Silan is a China-based semiconductor foundry. This transaction was related to the closing of Sipex wafer fabrication operations located in Milpitas, California. Under this agreement, Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for five years beginning February 2006. There were open purchase orders for approximately $3.5 million outstanding as of June 27, 2010.

Generally, we warrant all of our products against defects in materials and workmanship for a period of 12 months and occasionally we may provide an extended warranty of up to three years from the delivery date. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of June 27, 2010 was immaterial.

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, purchasers of assets or subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our condensed consolidated financial statements.

NOTE 16. LEGAL PROCEEDINGS

From time to time, we may be involved in lawsuits and proceedings incidental to the conduct of our business. We are not a named party to any lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 17. INCOME TAXES

During the three months ended June 27, 2010 and the three months ended June 28, 2009, we recorded an income tax expense of approximately $0.1 million and tax benefit of $0.3 million, respectively. The income tax expense was primarily due to taxes owed in foreign jurisdictions.

The unrecognized tax benefits increased by $0.1 million to $16.0 million during the three months ended June 27, 2010 primarily as a result of the addition of an R&D credit reserve during the quarter. If recognized, $13.5 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in our condensed consolidated statement of operations. Accrued interest and penalties were $0.4 million and $0.3 million at the end of the three months ended June 27, 2010 and the three months ended June 28, 2009, respectively.

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 2002 through 2010 remain open and subject to examinations by the appropriate governmental agencies in the United States and in certain of our state jurisdictions.

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

Our net sales by product line are summarized as follows (in thousands):

	Three Months Ended
	June 27, 2010	June 28, 2009
Communications	$6,849	$7,645
Datacom and storage	4,960	5,338
Interface	19,676	13,022
Power Management	8,151	4,857

Total net sales	$39,636	$30,862

*	Incremental revenues from Hifn, Galazar and Neterion have been included in our condensed consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic area are summarized as follows (in thousands):

	Three Months Ended
	June 27, 2010	June 28, 2009
United States	$8,338	$7,184
China	13,824	11,264
Singapore	3,782	3,030
Japan	3,278	1,969
Europe	5,735	4,884
Rest of world	4,679	2,531

Total net sales	$39,636	$30,862

*	Incremental revenues from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Substantially all of our long-lived assets at each of June 27, 2010 and March 28, 2010 were located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A. Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) our revenue growth, (2) our future gross profits and margins, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the volatile global economic and financial market conditions, and (12) anticipated results in connection with the acquisitions of hi/fn, inc. (“Hifn”), Galazar Networks, Inc. (“Galazar”) and Neterion, Inc. (“Neterion”). Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the fiscal year ended March 28, 2010 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three months ended June 27, 2010 are not necessarily indicative of results to be expected for any future period.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2011 and fiscal year 2010 are each comprised of a 52-week period.

Business Outlook

As we complete our first three months ended June 27, 2010, we experienced continued sequential growth in net sales in our communication, interface and power management product lines and recorded our highest quarterly revenues in 15 years. We continue to work with our suppliers to ensure that we have access to their capacity, but like many in our industry, we are facing challenges. We continue to manage our operating expenses, and we expect to achieve costs synergies after our most recent acquisition, Neterion. We are managing our business, inventory levels in the channel and at end customers with uncertainty in the world economy. We have received positive feedback from strategic customers regarding our 10Gb Ethernet product offering and we are seeing increasing customer interest in our Power XR products. Given the macroeconomic risks versus the interest in our new products, we are cautiously optimistic about growing net sales in the second half of fiscal year 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; (6) long-lived assets; and (7) valuation of business combinations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

RESULTS OF OPERATIONS

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands):

	Three Months Ended
	June 27, 2010		June 28, 2009		Change
Net Sales:
Communication	$6,849	17%	$7,645	25%	(10)%
Datacom and storage	4,960	13%	5,338	17%	(7)%
Interface	19,676	50%	13,022	42%	51%
Power Management	8,151	20%	4,857	16%	68%

Total	$39,636	100%	$30,862	100%

*	Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software net sales have not been a significant part of our total net sales.

Communication

Net sales of communication products include network access, transport and transmission products as well as optical products. Net sales of communications products for the three months ended June 27, 2010 decreased $0.8 million as compared to the same period a year ago. The decrease is primarily due to lower shipments of our SDH/SONET products offset by a last time buy of an optical part from one of our partners.

Datacom and Storage

Net sales of datacom and storage products include network access, transmission and storage products, as well as encryption, data reduction and packet processing products and 10 Gigabit Ethernet controller silicon and card solutions. Net sales of datacom and storage products for the three months ended June 27, 2010 decreased $0.4 million as compared to the same period a year ago and included $0.6 million of additional sales of Neterion products. Excluding the additional Neterion sales, datacom and storage decreased $1.0 million primarily due to a decrease in orders of our data reduction products due to cancellation of products at certain customers.

Interface

Net sales of interface products include UARTs, video, imaging and other products as well as transceiver products. Net sales of interface products for the three months ended June 27, 2010 increased $6.7 million as compared to the same period a year ago, primarily due to higher shipments of our serial and UART products.

Power Management

Power management products include DC-DC regulators and LED drivers. Net sales of power management products for the three months ended June 27, 2010 increased $3.3 million as compared to the same period a year ago primarily due to higher shipments of our analog DC/DC parts partially offset by price erosion on certain products.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands):

	Three Months Ended
	June 27, 2010		June 28, 2009		Change
Net Sales:
Sell-through distributors	$22,020	56%	$15,297	50%	44%
Direct and others	17,616	44%	15,565	50%	13%

Total	$39,636	100%	$30,862	100%

*	Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software net sales have not been a significant part of our total net sales.

Net sales to our distributors for which we recognize revenue on the sell-through method, for the three months ended June 27, 2010, increased as a percentage of total net sales as compared to the same period a year ago primarily due to the strength in our serial and power products in the three months ended June 27, 2010, which are products primarily sold through distributors.

Net sales to our direct and other distributors included $0.6 million of sales of our Neterion products.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands):

	Three Months Ended
	June 27, 2010		June 28, 2009		Change
Net Sales:
Americas	$8,662	22%	$7,316	24%	18%
Asia	25,239	64%	18,662	60%	35%
Europe	5,735	14%	4,884	16%	17%

Total	$39,636	100%	$30,862	100%

*	Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software net sales have not been a significant part of our total net sales.

For the three months ended June 27, 2010, net sales in both the Americas and Asia included $0.3 million of Neterion sales.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands):

	Three Months Ended
	June 27, 2010		June 28, 2009		Change
Net Sales	$39,636		$30,862
Cost of sales:
Cost of sales	19,225	49%	14,890	48%	29%
Fair value adjustment of acquired inventories	42	—%	1,787	6%	(98)%
Amortization of acquired intangible assets	1,553	4%	1,340	4%	16%

Gross profit	$18,816	47%	$12,845	42%	(46)%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets, acquired intellectual property and capitalized IPR&D;

•	the fair value adjustment of acquired inventories;

•	the provision for excess and obsolete inventory; and

•	the sale of previously reserved inventory.

The increase in gross profit, as a percentage of net sales, for the three months ended June 27, 2010, was primarily due to the exclusion of amortization of the fair value of inventories acquired from Hifn and Galazar, and improved manufacturing utilization with the higher volume of shipments partially offset by higher sales of our serial transceivers and power products that carry lower margins.

We believe that gross margin will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, sales mix, including the release of our new products which are designed to have better margins, manufacturing costs, our ability to leverage fixed operational costs across increased shipment volumes and competitive pricing pressure on our products.

Other Costs and Expenses

	Three Months Ended
	June 27, 2010		June 28, 2009		Change
Net Sales	$39,636		$30,862
R&D expense:
R&D - base	11,813	29%	10,663	35%	8%
Stock-based compensation	1,556	4%	486	2%	275%
Amortization expense – acquired intangibles	1,074	3%	588	2%	83%
Accelerated depreciation and other	—	—%	557	2%	(100)%

Total R&D expense	$14,443	36%	$12,294	40%	17%

SG&A expense:
SG&A - base	10,785	27%	10,337	33%	2%
Stock-based compensation	1,546	4%	707	2%	158%
Amortization expense – acquired intangibles	298	1%	142	—%	110%
Acquisition related costs	328	1%	3,926	13%	(92)%

Total SG&A expense	$12,957	33%	15,112	49%	(14)%

*	Incremental revenues and operating expenses from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Research and Development (“R&D”)

Our R&D costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, engineering supplies and services, and use of in-house test equipment;

•	amortization of acquired intangible assets; and

•	facilities expenses.

The $1.2 million increase in base R&D expenses for the three months ended June 27, 2010 as compared to the same period a year ago was primarily a result of incremental labor-related expenses due to the growth of our company as a result of the acquisitions of Galazar and Neterion.

In connection with the Hifn acquisition, we assumed a contractual agreement under which certain of our research and development costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. For the first fiscal periods of 2011 and 2010, we offset $1.5 million and $0.7 million, respectively, of R&D expenses in connection with this agreement.

Stock-based compensation expense recorded in R&D expenses was $1.6 million for the three months ended June 27, 2010 as compared to $0.5 million for the same period a year ago. The increase in stock-based compensation is primarily attributable to grants of options and RSUs to employees in connection with our acquisitions and award based incentives to certain individuals. The growth in amortization expense – acquired intangibles relates to the increase in amortization of a R&D reimbursement contract associated with the Hifn acquisition.

Stock-based compensation will fluctuate, as our annual key employee incentive plan is equity based. Incentives are measured against our financial performance and individuals’ goals.

Accelerated depreciation and other costs in the three months ended June 28, 2009 are primarily associated with the accelerated depreciation relating to shortened remaining lives of equipment of $0.5 million acquired from Hifn and employee severance costs.

We believe that research and development expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, higher mask costs in connection with advanced process geometries, development for our 10 Gigabit Ethernet products, increased investment in software development, higher salaries due to additional employees from acquired companies, incentives, as we reach profitability, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

The $0.4 million increase in base SG&A expenses for the three months ended June 27, 2010 as compared to the same period a year ago, was primarily a result of incremental labor-related expenses.

Stock-based compensation expense recorded in SG&A expenses was $1.5 million for the three months ended June 27, 2010 as compared to $0.7 million for the same period a year ago. The increase in stock-based compensation is primarily attributable to grants of options and RSUs to employees in connection with our acquisitions, award based incentives to certain individuals and performance based RSU grants to our executive officers.

Stock-based compensation will fluctuate, as our annual key employee incentive plan is equity based. Incentives are measured against our financial performance and individuals’ goals.

Acquisition related costs in the three months ended June 27, 2010 primarily reflect remaining payments on a vacated Neterion facility located in Sunnyvale, California. Acquisition related costs for the three months ended June 28, 2009 are primarily associated with $2.1 million in investment banker, printing, legal and other professional fees that are recorded as expenses under business combinations and the accelerated depreciation relating to shortened remaining lives of equipment of $0.7 million acquired from Hifn and employee severance of $0.6 million, and building exit and moving costs of $0.3 million related to the Hifn Los Gatos facility.

We believe that selling, general and administrative expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, salaries of employees from acquired companies, variable commissions, incentives as we reach profitability and annual merit increases.

Other Income and Expenses

	Three Months Ended
	June 27, 2010		June 28, 2009		Change
Net Sales	$39,636		$30,862
Interest income and other, net	1,613	4%	1,754	6%	(8)%
Interest expense	(318)	(1)%	(324)	(1)%	(2)%
Impairment charges on investments	—	—%	(72)	—%	100%

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses;

•	realized gains or losses on marketable securities; and

•	gains or losses on the sale or disposal of equipment.

The decrease in interest income and other, net during the three months ended June 27, 2010 as compared to the same period a year ago was primarily attributable to a decrease in interest income as a result of lower invested cash balances.

Our Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet to a subtenant in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.4 million. The sublease also requires the subtenant to pay certain operating costs associated with subleasing the facility. The sublease income for the three months ended June 27, 2010 was approximately $364,000. See “Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 14 – Lease Financing Obligation.” The sublease income is derived from a tenant who is a venture backed, private company. If the subtenant were to experience financial difficulties, our sublease would be impacted and costs to return the lease facility to the landlord could increase.

Interest Expense

In fiscal year 2008, in connection with the acquisition of Sipex, we assumed a lease financing obligation related to the Hillview Facility. We have accounted for this sale and leaseback transaction as a financing transaction which is included in the “Long-term lease financing obligation” line item on the condensed consolidated balance sheet. The effective interest rate is 8.2%.

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license, $3.7 million of design tools in November 2008 under a three-year license, and $1.3 million of design tools in February and June 2010 under two-year and three-year licenses, which were accounted for as capital leases and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tool obligations were included in the “Long-term lease financing obligations” line on our condensed consolidated balance sheets. The effective interest rates for the design tools range from 4.0% to 7.25%.

Interest expense for the Hillview Facility lease financing and the design tools lease obligations was $0.3 million for each of the three months ended June 27, 2010 and the three months ended June 28, 2009.

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

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invested primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

In the three months ended June 27, 2010, we did not record any impairment charges after our assessment of the valuation of the fund performance. In the three months ended June 28, 2009, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $72,000.

Provision for (Benefit from) Income Taxes

During the three months ended June 27, 2010 and the three months ended June 28, 2009, we recorded income tax expense of approximately $0.1 million and an income tax benefit of $0.3 million, respectively. The income tax expense was primarily due to taxes owed in foreign jurisdictions. The income tax benefit in the three months ended June 28, 2009 was primarily due to benefits for net operating losses and tax.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	June 27, 2010	June 28, 2009
	(dollars in thousands)
Cash and cash equivalents	$9,063	$41,915
Short-term investments	199,098	179,553

Total cash, cash equivalents, and short-term investments	$208,161	$221,468

Percentage of total assets	63%	66%
Net cash used in operating activities	$(969)	$(4,455)
Net cash used in investing activities	(14,940)	(42,387)
Net cash used in financing activities	(514)	(245)

Net decrease in cash and cash equivalents	$(16,423)	$(47,087)

Our net loss was approximately $7.4 million for the three months ended June 27, 2010. After adjustments for non-cash items and changes in working capital, we used $1.0 million of cash through operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $5.6 million;

•	Stock-based compensation expense of $3.3 million; and

•	Provision for sales returns and allowances of $3.1 million.

Working capital changes included:

•

a $3.5 million increase in accounts receivable primarily due to the release of pricing allowances that are included in the provision for sales returns and allowances line item of the consolidated statements of cash flow and higher shipments;

•	a $3.8 million increase in inventories primarily due to higher material receipts for our serial and power products in anticipation of higher future shipments;

•	a $1.4 million increase in accounts payable primarily due to higher inventory receipts; and

•	a $0.9 million increase in deferred income and allowances on sales to distributors as our distributors have increased their inventories in response to improving end customer demand.

In the three months ended June 27, 2010, net cash used in investing activities reflects net purchases, sales and maturities of short-term marketable securities of $13.2 million partially offset by $1.7 million in purchases of property, plant and equipment and intellectual property.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the three months ended June 27, 2010, we did not repurchase any of our common stock under the 2007 SRP. As of June 27, 2010, the remaining authorized amount available under the 2007 SRP was $11.8 million with no termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

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

The following table summarizes our investments in marketable securities (in thousands):

	June 27, 2010
	Amortized Cost	Unrealized
		Gross Gains	Gross Losses	Fair Value
Money market funds	$5,629	$—	$—	$5,629
U.S. government and agency securities	52,915	753	—	53,668
Corporate bonds and commercial paper	81,995	838	(278)	82,555
Asset and mortgage-backed securities	62,600	430	(155)	62,875

Total investments	$203,139	$2,021	$(433)	$204,727

	March 28, 2010
	Amortized Cost	Unrealized
		Gross Gains	Gross Losses	Fair Value
Money market funds	$19,616	$—	$—	$19,616
U.S. government and agency securities	58,943	835	(31)	59,747
Corporate bonds and commercial paper	61,240	900	(18)	62,122
Asset and mortgage-backed securities	64,329	496	(96)	64,729

Total investments	$204,128	$2,231	$(145)	$206,214

As of June 27, 2010, asset-backed and mortgage-backed securities accounted for 9% and 22%, respectively, of our total investments in marketable securities of $204.7 million. These asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Report, we have sufficient liquidity and do not intend to sell these securities to fund normal operations nor realize any significant losses in the short term. As of June 27, 2010, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $275,000.

We believe that our cash and cash equivalents, short-term marketable securities and expected cash flows from operations will be sufficient to satisfy working capital requirements, capital equipment and intellectual property needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, thus having a material adverse effect on our financial condition or results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments complementary to our design expertise and market strategy, which may include investments in wafer fabrication foundries. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 2 – Recent Accounting Pronouncements.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 27, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at June 27, 2010 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$9,126	$9,126	$—	$—	$—
Long-term lease financing obligations (2)	6,726	5,256	1,470	—	—
Lease obligations (3)	3,971	3,172	799	—	—
Long-term investment commitments (Skypoint Fund) (4)	464	464	—	—	—
Remediation commitment (5)	130	80	10	40	—

Total	$20,417	$18,098	$2,279	$40	$—

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $3.6 million as of June 27, 2010 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.
(2)	Includes licensing agreements related to engineering design software of $5.6 million. Also includes $1.1 million related to the Hillview Facility, but excludes approximately $12.2 million estimated final obligation settlement with the lessor by returning the Hillview Facility at the end of the lease term due on the Hillview Facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties, L.P. on March 9, 2006, as amended on August 25, 2007.
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Funds General Partner.
(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At June 27, 2010, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $204.7 million as of June 27, 2010 and $206.2 million as of March 28, 2010. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of June 27, 2010, the increase or decline in the fair value of the portfolio would not be material. At June 27, 2010, the difference between the fair market value and the underlying cost of the investments portfolio was a net unrealized gain of $1.6 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 27, 2010, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $199.1 million.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of June 27, 2010.

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

The disclosure in “Notes to Condensed Consolidated Financial Statements, Note 16– Legal Proceedings” contained in “Part I, Item 1. Financial Statements” is hereby incorporated by reference.

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of the recent economic downturn;

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	fluctuations of our revenue and gross profits due to the mix of product sales as our margins vary by product;

•	the impact of our revenue recognition policies on reported results; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	change in or continuation of certain tax provisions.

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

The process of developing and supporting new products is complex, expensive and uncertain, and if we fail to accurately predict and understand our customers’ changing needs and emerging technological trends, our business, financial condition and results of operations may be harmed. In addition, we may make significant investments to modify new products according to input from our customers who may choose a competitor’s or an internal solution, or cancel their projects. We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may materially and adversely harm our business, financial condition and results of operations.

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

We have recently undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets;

•	the opportunity cost associated with committing capital in such investments;

•	incurring large and immediate write-offs; and

•	to the possibility of litigation resulting from acquisitions.

Additional risks involved with strategic equity investments include:

•	the possibility of litigation resulting from these types of investments;

•	the possibility that we may not receive a financial return on our investments or incur losses from these investments;

•	a changed or poorly executed strategic plan; and

•	the opportunity cost associated with committing capital in such investments.

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

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers, consolidations or cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under recent deteriorating global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

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

If the proposed amendment to our 2006 Equity Incentive Plan to increase the aggregate share limit by 5,500,000 shares is not approved by our stockholders, we will cease to have sufficient equity available to issue to employees and directors and our ability to attract, retain, and motivate such individuals would be weakened, which would harm our business, financial condition and results of operations.

Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. Stock options and restricted stock units generally comprise a significant portion of our compensation packages for all employees and directors and are key elements of compensation used by companies with whom we compete for talent, particularly in the geographies where our employees are located. As of July 20, 2010, only 276,798 shares of Common Stock remained available for new award grants under our 2006 Equity Incentive Plan (the “2006 Plan”). We currently have a proposal before our stockholders to amend the 2006 Plan to increase the aggregate share limit by 5,500,000 shares. If these proposed amendments are not approved by our stockholders, the small number of shares which remain available for issuance under the 2006 Plan will be utilized in the coming months, the 2006 Plan will cease to be an effective attraction, retention and motivation tool and our ability to appropriately compensate our employees and directors will be at risk. Consequently, we may not continue to successfully attract and retain key employees and directors, which would have a material and adverse effect on our business, financial condition and results of operations.

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

The assessment of goodwill and other intangible assets impairment is a subjective process. Estimations and assumptions regarding future performance, results of our operations and comparability of our market capitalization and its net book value will be used. Changes in estimates and assumptions could impact fair value resulting in an impairment which could materially and adversely impact on our business, financial condition and results of operations.

Our business may be materially and adversely impacted if we fail to effectively utilize and incorporate acquired technology.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q of Exar Corporation to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

August 5, 2010	By	/S/ KEVIN BAUER
Kevin Bauer Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-K	0-14225	3.1	6/12/2007

3.2	Amended and Restated Bylaws	8-K	0-14225	3.1	12/10/2007

10.1	Letter agreement, dated December 19, 2008, by and between Exar Corporation and Paul Pickering					X

10.2	Letter agreement, dated December 23, 2008, by and between Exar Corporation and George Apostol					X

10.3	Employment agreement, dated February 23, 2009, by and between Exar Corporation and Jiebing Wang	SC TO-T	0-14225	(d)(7)	3/5/2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X