Form 10-Q
period 2010-09-26
EXAR CORP
filed 2010-11-04
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

The number of shares outstanding of the Registrant’s Common Stock was 44,280,365 as of October 29, 2010, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 26,	March 28,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$14,086	$25,486
Short-term marketable securities	194,162	186,598
Accounts receivable (net of allowances of $793 and $831)	13,857	13,461
Accounts receivable, related party (net of allowances of $342 and $605)	3,963	4,323
Inventories	22,601	15,000
Other current assets	3,177	5,106

Total current assets	251,846	249,974

Property, plant and equipment, net	41,721	42,941
Goodwill	3,184	3,085
Intangible assets, net	26,009	31,957
Other non-current assets	5,048	5,357

Total assets	$327,808	$333,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,845	$9,828
Accrued compensation and related benefits	7,161	6,619
Deferred income and allowances on sales to distributors	5,712	4,227
Deferred income and allowances on sales to distributors, related party	11,018	10,650
Short-term lease financing obligations	3,764	3,540
Other accrued expenses	4,935	7,058

Total current liabilities	44,435	41,922

Long-term lease financing obligations	12,888	13,454
Other non-current obligations	3,838	3,806

Total liabilities	$61,161	$59,182

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	$—	$—
Common stock, $.0001 par value; 100,000,000 shares authorized; 44,251,257 and 43,839,514 shares outstanding at September 26, 2010 and March 28, 2010, respectively	4	4
Additional paid-in capital	724,899	720,455
Accumulated other comprehensive income	1,226	1,282
Treasury stock at cost, 19,924,369 shares at September 26, 2010 and March 28, 2010	(248,983)	(248,983)
Accumulated deficit	(210,499)	(198,626)

Total stockholders’ equity	266,647	274,132

Total liabilities and stockholders’ equity	$327,808	$333,314

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Sales:
Net sales	$25,885	$23,118	$54,250	$46,228
Net sales, related party	11,348	8,470	22,619	16,222

Total net sales	37,233	31,588	76,869	62,450

Cost of sales:
Cost of sales	13,205	11,843	27,284	24,732
Cost of sales, related party	5,222	4,088	10,410	7,876
Amortization of purchased intangible assets	1,515	1,567	3,068	2,907

Total cost of sales	19,942	17,498	40,762	35,515

Gross profit	17,291	14,090	36,107	26,935

Operating expenses:
Research and development	11,840	12,288	26,283	24,582
Selling, general and administrative	11,083	11,375	24,040	26,487

Total operating expenses	22,923	23,663	50,323	51,069

Loss from operations	(5,632)	(9,573)	(14,216)	(24,134)

Other income and expense, net:
Interest income and other, net	1,578	1,700	3,191	3,454
Interest expense	(316)	(326)	(634)	(650)
Impairment charges on investments	(62)	(245)	(62)	(317)

Total other income and expense, net	1,200	1,129	2,495	2,487

Loss before income taxes	(4,432)	(8,444)	(11,721)	(21,647)
Provision for (benefit from) income taxes	27	(281)	152	(609)

Net loss	$(4,459)	$(8,163)	$(11,873)	$(21,038)

Loss per share:
Basic and diluted loss per share	$(0.10)	$(0.19)	$(0.27)	$(0.48)

Shares used in the computation of loss per share:
Basic and diluted	44,173	43,550	44,035	43,432

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 26,	September 27,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,873)	$(21,038)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,690	10,935
Deferred income taxes	—	(203)
Stock-based compensation expense	4,836	2,975
Provision for sales returns and allowances	6,957	4,735
Other than temporary loss on investments	62	317
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	(6,993)	(8,726)
Inventories	(7,601)	7,623
Other current assets	544	1,325
Accounts payable	2,017	2,403
Accrued compensation and related benefits	(282)	(647)
Deferred income and allowance on sales to distributors and related parties	1,853	191
Other accrued expenses	(176)	(2,195)

Net cash provided by (used in) operating activities	34	(2,305)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(2,645)	(3,313)
Purchases of short-term marketable securities	(82,269)	(118,691)
Proceeds from maturities of short-term marketable securities	39,676	75,875
Proceeds from sales of short-term marketable securities	35,187	35,853
Other investment activities	(263)	(25)
Acquisition of Galazar, net of cash acquired	—	(3,495)
Acquisition of Hifn, net of cash acquired	—	(40,349)

Net cash used in investing activities	(10,314)	(54,145)

Cash flows from financing activities:
Proceeds from issuance of common stock	431	274
Repayment of lease financing obligations	(1,551)	(792)

Net cash used in financing activities	(1,120)	(518)

Net decrease in cash and cash equivalents	(11,400)	(56,968)
Cash and cash equivalents at the beginning of period	25,486	89,002

Cash and cash equivalents at the end of period	$14,086	$32,034

Supplemental disclosure of non-cash investing and financial activities:
Property, plant and equipment acquired under capital lease	$1,208	$710
Issuance of common stock in connection with Hifn acquisition	—	2,705

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth fiscal quarter, making such quarter consist of 14 weeks. Fiscal year 2011 and fiscal year 2010 are comprised of a 52-week period. The second quarters of fiscal 2011 and fiscal 2010 each included 91 days from June 28, 2010 to September 26, 2010 and from June 29, 2009 to September 27, 2009, respectively. The first six months of fiscal 2011 and fiscal 2010 each included 182 days from March 29, 2010 to September 26, 2010 and from March 30, 2009 to September 27, 2009, respectively.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of September 26, 2010 and our results of operations for the three and six months ended September 26, 2010 and September 27, 2009, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force issued new authoritative guidance addressing certain measurements and disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements. We are currently evaluating the impact of implementing the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements on our financial position and result of operations, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We currently do not have any purchases, sales, issuances, or settlements in Level 3 fair value measurements.

NOTE 3. BUSINESS COMBINATIONS

We periodically evaluate potential strategic acquisitions to build upon our existing library of intellectual property, human capital and engineering talent, in order to expand our capabilities in the areas in which we operate or to acquire complementary businesses.

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

To establish fair value, we measure the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants. The measurement assumes the highest and best use of the asset by the market participants that would maximize the value of the asset or the group of assets within which the asset would be used at the measurement date, even if the intended use of the asset is different.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Acquisition-related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received, with the exception that the costs to issue debt or equity securities are recognized in accordance with other applicable generally accepted accounting principles (“GAAP”).

Acquisition of Neterion

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”), a supplier of 10 Gigabit Ethernet controller silicon and card solutions optimized for virtualized data centers located in Sunnyvale, California. Neterion’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 17, 2010.

Consideration

We paid approximately $2.3 million in cash for Neterion, representing the fair value of total consideration transferred.

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Neterion which are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations for the six months ended September 26, 2010, were immaterial. No acquisition-related costs relating to Neterion were incurred during the three months ended September 26, 2010.

Restructuring Costs

For disclosure regarding restructuring costs, see “Note 8. Restructuring” contained herein.

Purchase Price Allocation

The allocation of the purchase price to Neterion’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. We have up to twelve months from the closing date of the acquisition to adjust pre-acquisition contingencies, if any. There were no severance costs relating to Neterion incurred during the three and six months ended September 26, 2010.

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

Subsequent to the acquisition, there were no adjustments to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on March 16, 2010 in the Neterion acquisition.

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Neterion acquisition, which are being amortized over their estimated useful lives, with a maximum amortization period of six years, on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technology	$5,600	4.0
Patents/Core technology	900	6.0
In-process research and development	800	—
Customer relationships	2,100	6.0
Tradenames/Trademarks	100	2.0
Non-Compete Agreements	100	1.3
Order backlog	100	0.2

Total acquired identifiable intangible assets	$9,700

We allocated the purchase price using the established valuation techniques described below.

Inventories — The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin. The estimated fair value of raw materials is generally equal to their book value, due to the fact that raw materials have not been used to develop any finished goods or work-in-progress and therefore, there is no value added to the raw materials.

Intangible assets — The fair values of existing technology, patents/core technology, in-process research and development, customer relationships, tradenames/trademarks, non-compete agreements and order backlog were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents/core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 4% to 33%. The discount rate used to value the existing intangible assets was 20%.

Acquired In-Process Research and Development — The IPR&D project underway at Neterion at the acquisition date relates to the X3500 product series and as of such acquisition date had incurred approximately $2.9 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $17.5 million, based on the project development timeline and resource requirements, and is expected to be completed by December 2011. The percentage of completion for the project was estimated at 25% at the acquisition date.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisition of Galazar

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”), a fabless semiconductor company focused on carrier grade transport over telecom networks based in Ottawa, Ontario, Canada. Galazar’s product portfolio addressed transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks. Galazar’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning June 18, 2009.

Consideration

We paid approximately $5.0 million in cash for Galazar, representing the fair value of total consideration transferred. This amount included approximately $1.0 million contingent consideration that, for the purposes of valuation, was assigned a 95% probability or a fair value of $0.95 million. This payment was contingent on Galazar achieving a project milestone within a twelve-month period following the close of the transaction. This milestone was met during the three months ended December 27, 2009 and $1.0 million was paid in cash. The additional $50,000 was expensed and included in the “Research and development” line item on the consolidated statement of operations for the fiscal year ended March 28, 2010.

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Galazar are included in the “Selling, general and administrative” line item on the consolidated statement of operations. No acquisition-related costs relating to Galazar were incurred during the three and six months ended September 26, 2010.

Purchase Price Allocation

The allocation of the purchase price to Galazar’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date and no additional assets or liabilities were recognized during this period. Further, any associated restructuring activities will be expensed in future periods. No severance costs relating to Galazar were incurred during the three and six months ended September 26, 2010.

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

Subsequent to the acquisition, there were no adjustments to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on June 17, 2009 in the Galazar acquisition.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Galazar acquisition, which are being amortized over their estimated useful lives, with a maximum amortization period of six years, on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technology	$2,100	6.0
Patents/Core technology	400	6.0
In-process research and development	300	—
Customer relationships	500	6.0
Tradenames/Trademarks	100	3.0
Order backlog	60	0.3

Total acquired identifiable intangible assets	$3,460

We allocated the purchase price using the established valuation techniques described below.

Intangible assets — The fair value of existing technology, patents/core technology, in-process research and development, customer relationships, order backlog and tradenames/trademarks were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 35%. The discount rate used to value the existing intangible assets was 28%.

Acquired In-Process Research and Development — The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product and as of such acquisition date had incurred approximately $2.3 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $7.6 million, based on the project development timeline and resource requirements, and is expected to be completed by October 2011. The percentage of completion for the project was estimated at 51% at the acquisition date.

Acquisition of Hifn

On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”), a provider of network-and storage-security and data reduction products that simplify the way major network and storage OEMs, as well as small and medium enterprises, efficiently and securely share, retain, access and protect critical data. Hifn’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning April 4, 2009.

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

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Hifn are included in the “Selling, general and administrative” line item on the consolidated statement of operations. No acquisition-related costs relating to Hifn were incurred during the three and six months ended September 26, 2010.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Price Allocation

The allocation of the purchase price to Hifn’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date and no additional assets or liabilities were recognized during this period. Further, any associated restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded $1.0 million in restructuring expenses relating to Hifn for the fiscal year ended March 28, 2010, relating to severance and a building lease obligation in Los Gatos, California. Severance costs relating to Hifn incurred during the six months ended September 26, 2010, were immaterial. No severance costs relating to Hifn were incurred during the three months ended September 26, 2010.

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

Subsequent to the acquisition, there were no adjustments to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on April 3, 2009 in the Hifn acquisition.

Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired in the Hifn acquisition, which are being amortized over their estimated useful lives, with a maximum amortization period of seven years, on a straight-line basis with no residual value:

	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technology	$9,000	5.0
Patents/Core technology	1,500	5.0
In-process research and development	1,600	—
Customer relationships	1,300	7.0
Tradenames/Trademarks	700	3.0
Order backlog	900	0.5
Research and development reimbursement contract	4,500	1.5

Total acquired identifiable intangible assets	$19,500

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Intangible assets – The fair value of existing technology, patents/core technology, in-process research and development, research and development reimbursement contract, customer relationships, order backlog and tradenames/trademarks were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 30%. The discount rate used to value the existing intangible assets was 14%.

Acquired In-Process Research and Development – The IPR&D projects underway at Hifn at the acquisition date were in the security processors and flow through product families, each consisting of one project, and as of such acquisition date Hifn had incurred approximately $2.6 million and $1.1 million in costs related to those projects, respectively. The percentage of completion for these projects, at the date of acquisition, was 90% and 30%, respectively. The total research and development expenditures expected to be incurred to complete the security processors and flow through projects were approximately $2.1 million and $0.7 million, respectively, based on project development timelines and resource requirements. The IPR&D projects for flow through and security processors were completed in January 2010 and July 2010, respectively, and are in production. The fair value, at date of acquisition, for both IPR&D projects, will be amortized over an estimated useful life of five years.

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

Level 1	–	Quoted prices in active markets for identical assets or liabilities.

Level 2	–	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our investment assets, measured at fair value on a recurring basis, as of September 26, 2010 are as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Money market funds	$8,552	$—	$8,552
U.S. Treasury securities	19,323	—	19,323
Asset-backed securities	—	19,624	19,624
Agency mortgage-backed securities	—	41,901	41,901
Agency pool mortgage-backed securities	—	3,383	3,383
Corporate bonds and notes	—	80,819	80,819
Government and agency bonds	—	29,112	29,112

Total investment assets	$27,875	$174,839	$202,714

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our investment assets, measured at fair value on a recurring basis, as of March 28, 2010 were as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Money market funds	$19,616	$—	$19,616
U.S. Treasury securities	15,839	—	15,839
Asset-backed securities	—	17,801	17,801
Agency mortgage-backed securities	—	42,514	42,514
Agency pool mortgage-backed securities	—	4,413	4,413
Corporate bonds and notes	—	62,122	62,122
Government and agency bonds	—	43,909	43,909

Total investment assets	$35,455	$170,759	$206,214

Our cash, cash equivalents and short-term marketable securities as of September 26, 2010 and March 28, 2010 are as follows (in thousands):

	September 26, 2010	March 28, 2010
Cash and cash equivalents
Cash at financial institutions	$5,534	$5,870

Cash equivalents
Money market funds	8,552	19,616

Total cash and cash equivalents	$14,086	$25,486

Available-for-sale securities
U.S. government and agency securities	$48,435	$59,747
Corporate bonds and commercial paper	80,819	62,122
Asset-backed securities	19,624	17,801
Mortgage-backed securities	45,284	46,928

Total short-term marketable securities	$194,162	$186,598

Our marketable securities include municipal securities, commercial paper, asset-backed and mortgage-backed securities, corporate bonds and U.S. government securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase.

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

Net realized gains on marketable securities for the three months ended September 26, 2010 were $70,000. Net realized losses on marketable securities for the three months ended September 27, 2009 were $101,000, which included $48,000 in realized losses associated with marketable securities marked-up to fair value upon the acquisition of Hifn. Net realized gains on marketable securities for the six months ended September 26, 2010 and September 27, 2009 were $48,000 and $43,000, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes our investments in marketable securities as of September 26, 2010 and March 28, 2010 (in thousands):

	September 26, 2010
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$8,552	$—	$—	$8,552
U.S. government and agency securities	47,785	650	—	48,435
Corporate bonds and commercial paper	79,495	1,329	(5)	80,819
Asset and mortgage-backed securities	64,852	293	(237)	64,908

Total investments	$200,684	$2,272	$(242)	$202,714

	March 28, 2010
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$19,616	$—	$—	$19,616
U.S. government and agency securities	58,943	835	(31)	59,747
Corporate bonds and commercial paper	61,240	900	(18)	62,122
Asset and mortgage-backed securities	64,329	496	(96)	64,729

Total investments	$204,128	$2,231	$(145)	$206,214

As of September 26, 2010, asset-backed and mortgage-backed securities, accounted for 10% and 22%, respectively, of our total investments in marketable securities of $202.7 million. The asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of the date of this Form 10-Q, we have sufficient liquidity and do not intend to sell these securities to fund normal operations nor realize any significant losses in the short term. As of September 26, 2010, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $56,000.

As of September 26, 2010, for all of our marketable securities, including asset-backed and mortgage-back securities, there were approximately $1.3 million of net unrealized gains net of tax expense from our Level 1 and Level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Other-than-temporary declines in value of our investments are reported in the “Impairment charges on investments” line item in the condensed consolidated statements of operations. In the three months ended September 27, 2009, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal 2010. In the three months ended September 26, 2010, due to further decline in the investment, we recorded an additional other-than-temporary impairment charge of $62,000.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at September 26, 2010 and March 28, 2010 by expected maturity were as follows (in thousands):

	September 26, 2010		March 28, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$92,784	$93,379	$108,813	$109,562
Due in 1 to 5 years	107,900	109,335	95,316	96,652

Total	$200,684	$202,714	$204,129	$206,214

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of September 26, 2010 and March 28, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 26, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$501	$(1)	$—	$—	$501	$(1)
Corporate bonds and commercial paper	$1,861	$(5)	$—	$—	$1,861	$(5)
Asset and mortgage-backed securities	38,842	(220)	533	(16)	39,375	(236)

Total	$41,204	$(226)	$533	$(16)	$41,737	$(242)

	March 28, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$5,399	$(27)	$—	$—	$5,399	$(27)
Corporate bonds and commercial paper	12,981	(27)	353	(31)	13,334	(58)
Asset and mortgage-backed securities	19,672	(60)	—	—	19,672	(60)

Total	$38,052	$(114)	$353	$(31)	$38,405	$(145)

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

As of September 26, 2010, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for the six months ended September 26, 2010 are as follows (in thousands):

Amount
Balance as of March 28, 2010	$3,085
Goodwill additions, impairments and adjustments	99

Balance as of September 26, 2010	$3,184

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible Assets

Our purchased intangible assets at September 26, 2010 and March 28, 2010 are as follows (in thousands):

	September 26, 2010			March 28, 2010
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$36,971	$(18,927)	$18,044	$35,621	$(15,734)	$19,887
Patents/Core technology	4,492	(2,020)	2,472	4,492	(1,688)	2,804
In-process research and development	1,100	—	1,100	2,200	—	2,200
Research and development reimbursement contract	4,500	(4,500)	—	4,500	(2,496)	2,004
Customer backlog	1,400	(1,400)	—	1,400	(1,325)	75
Distributor relationships	1,264	(969)	295	1,264	(919)	345
Customer relationships	4,670	(1,115)	3,555	4,670	(777)	3,893
Non-compete agreement	100	(43)	57	100	(3)	97
Tradenames/Trademarks	1,077	(591)	486	1,077	(425)	652

Total	$55,574	$(29,565)	$26,009	$55,324	$(23,367)	$31,957

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

As of September 26, 2010, there were no indicators that required us to perform an intangible assets impairment review, therefore, we did not record an impairment charge during the six months ended September 26, 2010.

The aggregate amortization expenses for our purchased intangible assets for periods presented below are as follows:

		Three Months Ended		Six Months Ended
	Weighted Average Lives	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(in months)	(in thousands)
Existing technology	65	$1,615	$1,002	$3,193	$2,074
Patents/Core technology	61	166	129	332	235
Research and development reimbursement contracts	24	1,002	562	2,004	1,078
Customer backlog	6	—	502	75	918
Distributor relationships	72	25	25	50	50
Customer relationships	80	169	82	338	140
Non-compete agreements	15	20	—	40	—
Tradenames/Trademarks	35	82	71	166	130

Total		$3,079	$2,373	$6,198	$4,625

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2011 (6 months remaining)	$4,047
2012	6,919
2013	6,313
2014	5,667
2015	1,875
2016 and thereafter	1,188

Total estimated amortization	$26,009

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6. LONG-TERM INVESTMENT

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invests primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We have periodically reviewed and determined whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

As of September 26, 2010 and March 28, 2010, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheet, was as follows (in thousands):

Long-term investment	September 26, 2010	March 28, 2010
Skypoint Fund	$1,541	$1,440

We have made approximately $4.7 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. Our total capital commitment is $5.0 million. We contributed $165,000 to the fund during the six months ended September 26, 2010. As of September 26, 2010, we have a remaining obligation of approximately $0.3 million should the general partner decide to request it on or before July 27, 2011.

The carrying amount of $1.5 million reflects the net of capital contributions, cumulative impairment charges and capital distributions. We received capital distributions of $63,000 and $36,000 during the six months ended September 26, 2010 and fiscal year 2010, respectively.

Impairment

In the three and six months ended September 26, 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no other-than-temporary impairment and therefore we did not record an impairment charge for Skypoint Fund in either period. In the three months ended September 27, 2009, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $154,000 in addition to the $72,000 recorded in the first quarter of fiscal 2010.

NOTE 7. RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of September 26, 2010. As such, Alonim is our largest stockholder.

Our sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under a distribution agreement when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales. Future is our largest distributor worldwide and accounted for 30% and 27% of our total net sales for the second quarters of fiscal 2011 and fiscal 2010, respectively. Future accounted for 29% and 26% of our total net sales for the six months ended September 26, 2010 and September 27, 2009, respectively.

We reimbursed Future $10,000 and $8,000 of expenses for marketing promotional materials for the second quarters of fiscal 2011 and fiscal 2010, respectively. We reimbursed Future $16,000 and $20,000 of expenses for marketing promotional materials for each of the six months ended September 26, 2010 and September 27, 2009, respectively.

NOTE 8. RESTRUCTURING

In connection with the Neterion acquisition in March 2010, we assumed a lease obligation for a facility in Sunnyvale, California. Subsequent to the acquisition, we vacated the facility in May 2010 and recorded a restructuring reserve of approximately $234,000, during the three months ended June 27, 2010, to reflect the remaining payments owed under this lease. The majority of this balance is expected to be paid by August 2011, when the lease expires.

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then-current economic conditions. The Sipex restructuring costs were accounted for as liabilities assumed as part of the business combination and are expected to be paid over the remaining term of the Sipex lease, which is for office space in Belgium and expires in March 2012.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our restructuring liabilities were included in the “Other accrued expenses” line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the three and six months ended September 26, 2010 are summarized as follows (in thousands):

Facility Costs
Balance at March 28, 2010	$239
Payments	(96)
Additional accruals	234

Balance at September 26, 2010	$377

NOTE 9. BALANCE SHEET DETAIL

Our property, plant and equipment consisted of the following as of the dates indicated (in thousands):

	September 26, 2010	March 28, 2010
Land	$11,960	$11,960
Building and leasehold improvements	24,398	24,022
Machinery and equipment	46,232	45,932
Software and licenses	37,708	35,651

Property, plant and equipment, total	120,298	117,565
Accumulated depreciation and amortization	(78,577)	(74,624)

Property, plant and equipment, net	$41,721	$42,941

Our inventories consisted of the following as of the dates indicated (in thousands):

	September 26, 2010	March 28, 2010
Work-in-process	$13,670	$9,318
Finished goods	8,931	5,682

Total Inventories	$22,601	$15,000

Our other accrued expenses consisted of the following as of the dates indicated (in thousands):

	September 26, 2010	March 28, 2010
Accrued legal and professional services	$2,318	$4,053
Accrued sales and marketing expenses	764	676
Accrued manufacturing expenses, royalties and licenses	691	1,308
Accrued restructuring expenses	377	239
Other	785	782

Total other accrued expenses	$4,935	$7,058

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of our loss per share for the periods presented is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net loss	$(4,459)	$(8,163)	$(11,873)	$(21,038)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	44,173	43,550	44,035	43,432
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in computation of diluted loss per share	$44,173	$43,550	$44,035	$43,432

Loss per share - basic and diluted	$(0.10)	$(0.19)	$(0.27)	$(0.48)

For the three and six months ended September 26, 2010, as we incurred a net loss, the weighted average number of shares of common stock outstanding equaled the weighted average number of shares of common stock and common stock equivalents assuming dilution. Options to purchase shares of common stock and unvested restricted stock units (“RSUs”) for shares of common stock in the aggregate amount of approximately 261,000 and 330,000 shares of common stock for the three and six months ended September 26, 2010, respectively, were excluded from our loss per share calculation under the treasury stock method. Had we had income for these periods, our diluted shares would have increased by the aforementioned amount.

For the three and six months ended September 26, 2010, options to purchase approximately 6.0 million shares of common stock, at exercise prices ranging from approximately $5.84 to $23.99 and $5.84 to $86.10, respectively, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 280,000 shares of common stock with an exercise price of $9.63 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. There were no unvested RSUs at September 26, 2010 that were considered anti-dilutive under the treasury method.

For the three and six months ended September 27, 2009, as we incurred a net loss, the weighted average number of shares of common stock outstanding equaled the weighted average number of shares of common stock and common stock equivalent assuming dilution. Options to purchase shares of common stock and unvested restricted stock units (“RSUs”) for shares of common stock in the aggregate amount of approximately 335,000 and 301,000 shares of common stock for the three and six months ended September 27, 2009, respectively, were excluded from our loss per share calculation under the treasury stock method. Had we had income for these periods, our diluted shares would have increased by the aforementioned amount.

For the three and six months ended September 27, 2009, options to purchase approximately 5.3 million and 4.6 million shares of common stock, respectively, at exercise prices ranging from $6.16 to $86.10 and $6.22 to $86.10, respectively, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 280,000 shares of common stock with an exercise price of $9.63 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. There were no unvested RSUs at September 27, 2009 that were considered anti-dilutive under the treasury method.

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

During the three and six months ended September 26, 2010 and the three and six months ended September 27, 2009, we did not repurchase any shares under the 2007 SRP. As of September 26, 2010, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

We are authorized to issue 4.5 million shares of common stock under our ESPP. There were 1,515,858 shares of common stock reserved for future issuance under our ESPP at September 26, 2010.

In the six months ended September 26, 2010, we issued 33,304 shares of our common stock at a weighted average price of $6.71 to the participating employees under our ESPP.

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

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At our annual meeting, on September 15, 2010, our stockholders approved the proposed amendment to increase the aggregate share limit for the 2006 Plan by an additional 5,500,000 shares to 8,300,000 shares. At September 26, 2010, there were approximately 5.9 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the six months ended September 26, 2010 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Balance at March 28, 2010	5,345,504	$8.01	5.38	$1,882,286
Options granted	1,150,800	7.09
Options exercised	(34,436)	6.04
Options expired	(123,271)	12.69
Options forfeited	(263,768)	8.94

Balance at September 26, 2010	6,074,829	$7.79	5.15	$39,829

Vested and expected to vest, September 26, 2010	5,762,027	$7.82	5.11	$39,517

Vested and exercisable, September 26, 2010	2,144,901	$8.85	4.20	$33,773

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $5.76 and $7.32 as of September 26, 2010 and March 28, 2010, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

The total number of in-the-money options vested and exercisable was 0.1 million and 0.2 million as of September 26, 2010 and March 28, 2010, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total unrecognized stock-based compensation cost was $8.8 million at September 26, 2010, which is expected to be recognized over a weighted average period of 2.65 years.

RSU Activities

Our RSU transactions during the six months ended September 26, 2010 are summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1) (in millions)	Unrecognized Stock-based Compensation Cost (2) (in millions)
Unvested at March 28, 2010	834,204	$8.20	1.04	$6.1	$4.2
Granted	275,108	7.10
Issued and released	(459,147)	7.00
Forfeited	(18,490)	7.66

Unvested at September 26, 2010	631,675	$7.34	1.03	$3.7	$3.8

Vested and expected to vest at September 26, 2010	599,752	$7.34	0.99	$3.5

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.
(2)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in our fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. In the three and six months ended September 26, 2010, we recognized approximately $61,000 and $108,000, respectively, of compensation expense related to these awards.

In April 2010, we granted performance-based RSUs covering 56,000 shares to our CEO, issuable upon meeting certain performance targets in our fiscal year 2011 and vesting annually over a three year period beginning May 3, 2010. The annual vesting requires continued service through each annual vesting date. In the three and six months ended September 26, 2010, we recognized approximately $60,000 and $120,000, respectively, of compensation expense related to these awards.

In the three months ended June 27, 2010, we granted approximately 210,000 shares as stock based awards to certain employees that resulted in $1.5 million in stock-based compensation expense. These grants were discretionary in nature and fully vested upon issuance. There were no awards of this nature granted in the three months ended September 26, 2010.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Cost of sales	$98	$151	$318	$267
Research and development	665	748	2,221	1,234
Selling, general and administrative	751	767	2,297	1,474

Total Stock-based compensation expense	$1,514	$1,666	$4,836	$2,975

Stock-based compensation expense for the three and six months ended September 26, 2010 includes approximately $119,000 and $252,000, respectively, of incremental stock-based compensation expense associated with RSU awards covering an aggregate of 344,020 shares of our common stock issued in exchange for the options surrendered pursuant to the October 23, 2008 option exchange program. Stock-based compensation expense for the three and six months ended September 27, 2009, includes $140,000 and $288,000, respectively, of incremental stock-based compensation expense, associated with the same RSU awards.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Expected term of options (years)	4.4	4.7 – 4.9	4.4	4.7 – 4.9
Risk-free interest rate	1.3%	2.4 – 2.5%	1.3 – 2.1%	2.1 – 2.5%
Expected volatility	39%	38%	39%	38%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$2.31	$2.64	$2.46	$2.40

NOTE 13. COMPREHENSIVE INCOME (LOSS)

Our comprehensive loss for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net loss	$(4,459)	$(8,163)	$(11,873)	$(21,038)
Other comprehensive loss:
Change in unrealized income (loss), on marketable securities, net of tax	442	500	(56)	912

Total other comprehensive income (loss)	442	500	(56)	912

Comprehensive loss	(4,017)	(7,663)	(11,929)	(20,126)

NOTE 14. LEASE FINANCING OBLIGATION

In connection with the Sipex acquisition, we assumed a lease financing obligation related to a facility located in Milpitas, California (the “Hillview Facility”). The lease term expires in March, 2011 with average lease payments of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheet. In connection with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the “Long-term lease financing obligations” line item on our condensed consolidated balance sheet. The effective interest rate is 8.2%. Depreciation for the Hillview Facility was recorded over the straight-line method for the remaining useful life and was $88,000 and $176,000, respectively, for the three and six months ended on September 26, 2010.

In April 2008 we entered into a sublease agreement for the Hillview Facility. The sublease expires in March, 2011 and we expect annual sublease income of approximately $1.5 million for the duration of the sublease term. The sublease income for the three and six months ended September 26, 2010 was $393,000 and $786,000, respectively, and was recorded in the “Other income and expense, net” line item in our condensed consolidated statements of operations. The sublease income for the three and six months ended September 27, 2009 was $353,000 and $706,000, respectively.

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license, $3.7 million of design tools in November 2008 under a three-year license, and $1.3 million of design tools in February and June 2010 under a two-year and a three-year license, respectively, which were accounted for as capital leases and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tool obligations were included in the lease financing obligation in our condensed consolidated balance sheets. Amortization of the design tools is recorded using the straight-line method over the remaining useful life and was $894,000 and $1,737,000 in the three and six months ended September 26, 2010, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future minimum lease and sublease income payments for the lease financing obligations as of September 26, 2010 are as follows (in thousands):

Fiscal Years	Hillview Facility (1)	Design Tools	Total	Expected Sublease Income
2011 (6 months remaining)	$12,896	$2,658	$15,554	$786
2012	—	1,838	1,838	—
2013	—	390	390	—

Total minimum lease payments	12,896	4,886	17,782	786
Less: amount representing interest	(506)	(315)	(821)
Less: amount representing maintenance	—	(309)	(309)

Present value of minimum lease payments	12,390	4,262	16,652	786
Less: current portion of lease financing obligation	(222)	(3,542)	(3,764)	—

Long-term lease financing obligation	$12,168	$720	$12,888	$786

(1)	At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle in a noncash transaction by returning the Hillview Facility to the lessor.

For the three and six months ended September 26, 2010, interest expense totaled $321,000 and $639,000, respectively, for the Hillview Facility lease financing obligation and design tools. For the three and six months ended September 27, 2009, interest expense totaled $322,000 and $646,000 for the Hillview Facility lease financing obligation and design tools, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. The program was approved by the state and implementation started in October 2009. As such, we accrued an additional $58,000, increasing our liability to $250,000. This accrual included approximately $200,000 for various remediation options under consideration and $50,000 for future annual monitoring. As of September 26, 2010 the remaining liability was $128,000, net of payments of $9,000 and $113,000, during the six months ended September 26, 2010 and the fiscal year 2010, respectively.

Sipex, which we acquired in August 2007, entered into a definitive Master Agreement with Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China. Silan is a China-based semiconductor foundry. This transaction was related to the closing of Sipex wafer fabrication operations located in Milpitas, California. Under this agreement, Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for five years beginning February 2006. There were open purchase orders for approximately $3.1 million outstanding as of September 26, 2010.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months and occasionally we may provide an extended warranty of up to three years from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of September 26, 2010 was immaterial.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 17. INCOME TAXES

During the three and six months ended September 26, 2010, we recorded income tax expense of approximately $27,000 and $152,000, respectively. During the second quarter and first six months of fiscal 2010, we recorded income tax benefit of $281,000 and $609,000, respectively. The income tax expense was primarily due to expenses recorded during the second quarter of fiscal 2011 for foreign taxable income.

During the second quarter and first six months of fiscal 2011 the unrecognized tax benefits increased by $119,000 and $238,000, respectively, to $16.1 million as of September 26, 2010. The increase was primarily related to our research tax credits. If recognized, $13.6 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $379,000 and $356,000 as of September 26, 2010 and September 27, 2009, respectively.

Our only major tax jurisdictions are the United States federal and various U.S. states. The fiscal years 2002 through 2010 remain open and subject to examinations by the appropriate governmental agencies in the United States and in certain of our U.S. state jurisdictions.

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment. We design, develop and market high-performance, analog and mixed-signal silicon solutions and software and subsystem solutions for a variety of markets including communications, datacom and storage, interface and power management. The nature of our products and production processes and the type of customers and distribution methods are consistent among all of our products.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our net sales by product line are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Communications	$4,966	$4,463	$11,815	$12,108
Datacom and storage	4,438	6,718	9,398	12,056
Interface	20,208	14,852	39,884	27,874
Power Management	7,621	5,555	15,772	10,412

Total net sales	$37,233	$31,588	$76,869	$62,450

*	Incremental revenues from Hifn, Galazar and Neterion have been included in our condensed consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic area are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
United States	$7,317	$8,494	$15,655	$15,678
China	13,424	11,632	27,248	22,896
Singapore	3,650	3,593	7,432	6,623
Japan	1,884	1,397	5,162	3,366
Germany	4,328	420	5,207	837
Europe (excluding Germany)	1,618	3,462	6,474	7,929
Rest of world	5,012	2,590	9,691	5,121

Total net sales	$37,233	$31,588	$76,869	$62,450

*	Incremental revenues from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Substantially all of our long-lived assets at each of September 26, 2010 and March 28, 2010 were located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A. Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) our revenue growth, (2) our future gross profits and margins, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the volatile global economic and financial market conditions, and (12) anticipated results in connection with the acquisitions of hi/fn, inc. (“Hifn”), Galazar Networks, Inc. (“Galazar”) and Neterion, Inc. (“Neterion”). These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward looking statement included in this Form 10-Q. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors”, as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010. We disclaim any obligation to update information in any forward-looking statement.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the fiscal year ended March 28, 2010 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and six months ended September 26, 2010 are not necessarily indicative of results to be expected for any future period.

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

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are sold in the United States through a number of manufacturers’ representatives and distributors. Internationally, our products are sold through various regional and country specific distributors with locations around the globe. In addition to our sales offices, we also employ a worldwide team of field application engineers to work directly with our customers.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2011 and fiscal year 2010 are comprised of a 52-week period. The second quarter of fiscal 2011 and fiscal 2010 included 91 days from June 28, 2010 to September 26, 2010 and from June 29, 2009 to September 27, 2009, respectively. The first six months of fiscal 2011 and fiscal 2010 each included 182 days from March 29, 2010 to September 26, 2010 and from March 30, 2009 to September 27, 2009, respectively.

Business Outlook

We experienced a sequential quarterly decrease in our net sales in the second quarter of fiscal 2011 as compared to the first quarter of fiscal 2011. The major factors affecting our decrease in net sales were inventory corrections at our end customers as their inventory was built in excess of their end demand and a slower than expected increase in sales of our new products. We expect our net sales for our third quarter of fiscal 2011 to be slightly down to marginally up when compared to the current quarter as we believe our end customer inventory correction will continue through our third fiscal quarter. As we exit fiscal year 2011, we believe, with our limited visibility, that sales of our new products will increase and net sales of certain of our other products will rebound. We continue to manage our operating expenses but will experience some upward fluctuation in the near term as we invest in some intellectual property and mask tooling costs for our key, next generation products.

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

RESULTS OF OPERATIONS

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended				Change
	September 26, 2010		September 27, 2009			September 26, 2010		September 27, 2009
Net Sales:
Communication	$4,966	13%	$4,463	14%	11%	$11,815	15%	$12,108	19%	(2%)
Datacom and storage	4,438	12%	6,718	21%	(34%)	9,398	12%	12,056	19%	(22%)
Interface	20,208	54%	14,852	47%	36%	39,884	52%	27,874	45%	43%
Power Management	7,621	21%	5,555	18%	37%	15,772	21%	10,412	17%	51%

Total	$37,233	100%	$31,588	100%		$76,869	100%	$62,450	100%

*	Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software net sales have not been a significant part of our total net sales.

Communication

Net sales of communication products include network access, transport and transmission products as well as optical products. Net sales of communications products for the three months ended September 26, 2010 increased $0.5 million as compared to the same period a year ago. The increase is primarily due to higher shipments of our SDH/SONET Framer products partially offset by price erosion on certain framer products and a decrease in our Ethernet over SONET/SDH products.

Net sales of communications products for the six months ended September 26, 2010 decreased $0.3 million as compared to the same period a year ago. The decrease is primarily due to lower shipments of our Ethernet over SDH/SONET products.

Datacom and Storage

Net sales of datacom and storage products include network access, transmission and storage products, as well as encryption, data reduction and packet processing products and 10 Gigabit Ethernet controller silicon and card solutions. Net sales of datacom and storage products for the three months ended September 26, 2010 decreased $2.3 million as compared to the same period a year ago and included $1.2 million of additional sales of Neterion products. Excluding the additional Neterion sales, datacom and storage decreased $3.5 million primarily due to slower demand with an inventory correction at certain OEM customers and a discontinuation of a platform at a storage OEM.

Net sales of datacom and storage products for the six months ended September 26, 2010 decreased $2.7 million as compared to the same period a year ago and included $1.8 million of additional sales of Neterion products. Excluding the additional Neterion sales, datacom and storage decreased $4.4 million primarily due to slower demand with an inventory correction at certain OEM customers and a discontinuation of a platform at a storage OEM.

Interface

Net sales of interface products include UARTs, video, imaging and other products as well as transceiver products. Net sales of interface products for the three months ended September 26, 2010 increased $5.4 million as compared to the same period a year ago, primarily due to higher shipments of our serial transceiver and UART products.

Net sales of interface products for the six months ended September 26, 2010 increased $12.0 million as compared to the same period a year ago, primarily due to higher shipments of our serial transceiver and UART products.

Power Management

Power management products include DC-DC regulators and LED drivers. Net sales of power management products for the three months ended September 26, 2010 increased $2.1 million as compared to the same period a year ago primarily due to higher shipments of our analog power solutions.

Net sales of power management products for the six months ended September 26, 2010 increased $5.4 million as compared to the same period a year ago primarily due to higher shipments of our analog power solutions.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended
	September 26, 2010		September 27, 2009			September 26, 2010		September 27, 2009		Change
Net Sales:
Sell-through distributors	$21,297	57%	$15,562	49%	37%	$43,317	56%	$30,859	49%	40%
Direct and others	15,936	43%	16,026	51%	(1%)	33,552	44%	31,591	51%	6%

Total	$37,233	100%	$31,588	100%		$76,869	100%	$62,450	100%

*	Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software net sales have not been a significant part of our total net sales.

For the three months ended September 26, 2010, net sales to our distributors for which we recognize revenue on the sell-through method increased as a percentage of total net sales as compared to the same period a year ago primarily due to the strength in our serial and power products, which are products primarily sold through distributors.

For the three months ended September 26, 2010, net sales to our direct and other distributors included $0.3 million of sales of our Neterion products.

For the six months ended September 26, 2010, net sales increased as a percentage of total net sales as compared to the same period a year ago primarily due to the strength in our serial and power products, which are products primarily sold through distributors.

For the six months ended September 26, 2010, net sales to our direct and other distributors included $0.9 million of sales of our Neterion products.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended				Change
	September 26, 2010		September 27, 2009			September 26, 2010		September 27, 2009
Net Sales:
Americas	$8,357	22%	$8,567	27%	(2%)	$17,019	22%	$15,883	25%	7%
Asia	22,930	62%	19,139	61%	20%	48,169	63%	37,801	61%	27%
Europe	5,946	16%	3,882	12%	53%	11,681	15%	8,766	14%	33%

Total	$37,233	100%	$31,588	100%		$76,869	100%	$62,450	100%

*	Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software net sales have not been a significant part of our total net sales.

For the three and six months ended September 26, 2010, net sales in the Americas included $0.9 million and $1.2 million of Neterion sales, respectively.

For the three and six months ended September 26, 2010, net sales in Asia included $0.2 million and $0.5 million of Neterion sales, respectively.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended				Change
	September 26, 2010		September 27, 2009			September 26, 2010		September 27, 2009
Net Sales	$37,233		$31,588			$76,869		$62,450
Cost of sales:
Cost of sales	18,427	50%	15,484	49%	19%	37,652	49%	30,374	49%	24%
Fair value adjustment of acquired inventories	—	—%	447	1%	(100%)	42	—%	2,234	3%	(98%)
Amortization of acquired intangible assets	1,515	4%	1,567	5%	(3%)	3,068	4%	2,907	5%	6%

Gross profit	$17,291	46%	$14,090	45%		$36,107	47%	$26,935	43%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets, acquired intellectual property and capitalized IPR&D;

•	the fair value adjustment of acquired inventories;

•	the provision for excess and obsolete inventory; and

•	the sale of previously reserved inventory.

The increase in gross profit, as a percentage of net sales, for the three and six months ended September 26, 2010, as compared to the same periods a year ago, was primarily due to improved manufacturing absorption and yields and the exclusion of fair value adjustment of acquired inventories partially offset by a change in the product mix.

We believe that gross margin will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, sales mix, including the release of our new products which are designed to have better margins, subcontract manufacturing costs, our ability to leverage fixed operational costs across increased shipment volumes and competitive pricing pressure on our products.

Other Costs and Expenses

(in thousands, except percentages)	Three Months Ended				Change	Six Months Ended				Change
	September 26, 2010		September 27, 2009			September 26, 2010		September 27, 2009
Net Sales	$37,233		$31,588			$76,869		$62,450

R&D expense:
R&D - base	$10,101	27%	$10,713	34%	(6%)	$21,914	28%	$21,376	34%	3%
Stock-based compensation	665	2%	748	2%	(11%)	2,221	3%	1,234	2%	80%
Amortization expense – acquired intangibles	1,074	3%	635	2%	69%	2,148	3%	1,223	2%	76%
Accelerated depreciation and other	—	—%	192	1%	(100%)	—	—%	749	1%	(100%)

Total R&D expense	$11,840	32%	$12,288	39%	(4%)	$26,283	34%	$24,582	39%	7%

SG&A expense:
SG&A - base	$10,035	27%	$9,809	31%	2%	$20,820	27%	$20,146	32%	3%
Stock-based compensation	751	2%	767	2%	(2%)	2,297	3%	1,474	2%	56%
Amortization expense – acquired intangibles	297	1%	179	1%	66%	595	1%	321	1%	85%
Acquisition related costs	—	—%	620	2%	(100%)	328	—%	4,546	7%	(93%)

Total SG&A expense	$11,083	30%	$11,375	36%	(3%)	$24,040	31%	$26,487	42%	(9%)

*	Incremental revenues and operating expenses from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Research and Development (“R&D”)

Our R&D costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, and engineering supplies and services;

•	amortization of acquired intangible assets; and

•	facilities expenses.

The $0.6 million decrease in base R&D expenses for the three months ended September 26, 2010 as compared to the same period a year ago was primarily a result of decreased mask sets and outside design offset by incremental labor-related expenses due to the acquisition of Neterion. The $0.5 million increase in base R&D expenses for the six months ended September 26, 2010 as compared to the same period a year ago was primarily a result of incremental labor-related costs due to the Galazar and Neterion acquisitions partially offset by lower mask sets, outside services and tool maintenance costs. Included in the base R&D expenses are costs offsets as discussed below.

In connection with the Hifn acquisition, we assumed a contractual agreement under which certain of our research and development costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. For the second quarters of fiscal 2011 and 2010, we offset $2.0 million and $1.7 million, respectively, of R&D expenses in connection with this agreement. For the first six months of fiscal 2011 and 2010, we offset $3.5 million and $2.4 million, respectively, of R&D expenses in connection with the same agreement.

Stock-based compensation expense recorded in R&D expenses was $0.7 million for both of the second quarter of fiscal 2011 and 2010. The $1.0 million increase in stock-based compensation for the six months ended September 26, 2010 as compared to the same period a year ago reflects the increase in grants of options and RSUs to employees in connection with our acquisitions and award based incentives to certain individuals.

The growth in amortization expense – acquired intangibles relates to the shortening of the useful life of the R&D reimbursement contract associated with the Hifn acquisition that resulted in higher amortization expense.

Accelerated depreciation and other costs in the six months ended September 27, 2009 are primarily associated with the accelerated depreciation relating to shortened remaining lives of equipment of $0.5 million acquired from Hifn and employee severance costs.

We believe that development R&D expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, higher mask costs in connection with advanced process geometries, development for our 10 Gigabit Ethernet products, increased investment in software development, higher salaries due to additional employees from acquired companies, annual merit increases and fluctuations in reimbursements under the research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

The $0.2 million increase in base SG&A expenses for the three months ended September 26, 2010 as compared to the same period a year ago was primarily a result of incremental business taxes as well as an accrual for a loss contingency. The $0.7 million increase in base SG&A expenses for the six months ended September 26, 2010 as compared to the same period a year ago was primarily a result of incremental labor-related costs, an accrual for a loss contingency, incentives and trade show and advertising costs.

Stock-based compensation expense recorded in SG&A expenses was $0.8 million for both of the second fiscal periods of 2011 and 2010. The $0.8 million increase in stock-based compensation for the six months ended September 26, 2010 as compared to the same period a year ago reflects the increase in grants of options and RSUs to employees in connection with our acquisitions, award based incentives to certain individuals and performance based RSU grants to our executive officers.

Acquisition related costs in the six months ended September 26, 2010 primarily reflects remaining payments on a vacated Neterion facility located in Sunnyvale, California. Acquisition related costs for the six months ended September 27, 2009 are primarily associated with $2.2 million in investment banker, printing, legal and other professional fees that are recorded as expenses under business combinations accounting and the accelerated depreciation relating to shortened remaining lives of equipment of $0.8 million acquired from Hifn, employee severance of $0.6 million, and building exit and moving costs of $0.3 million related to the Hifn Los Gatos facility.

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, salaries of employees from acquired companies, variable commissions, legal costs and annual merit increases.

Other Income and Expenses

(in thousands, except percentages)	Three Months Ended				Change	Six Months Ended				Change
	September 26, 2010		September 27, 2009			September 26, 2010		September 27, 2009
Net Sales	$37,233		$31,588			$76,869		$62,450

Interest income and other, net	1,578	4%	1,700	5%	(7%)	3,191	4%	3,454	6%	(8%)
Interest expense	(316)	(1%)	(326)	(1%)	(3%)	(634)	(1%)	(650)	(1%)	(2%)
Impairment charges on investments	(62)	—%	(245)	(1%)	(75%)	(62)	—%	(317)	(1%)	(80%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses;

•	realized gains or losses on marketable securities; and

•	gains or losses on the sale or disposal of equipment.

The decrease in interest income and other, net during the three and six months ended September 26, 2010 as compared to the same periods a year ago was primarily attributable to a decrease in interest income as a result of lower invested interest earning balances and lower interest rates.

Our Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.5 million. The sublease also requires the subtenant to pay certain operating costs associated with subleasing the facility. The sublease income for the three and six months ended September 26, 2010 was approximately $0.4 million and $0.8 million, respectively. See “Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 14 – Lease Financing Obligation.” The sublease income is derived from a tenant who is a venture backed, private company. If the subtenant were to experience financial difficulties, our sublease would be impacted and costs to maintain and return the lease facility to the landlord could increase.

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

Interest expense for the Hillview Facility lease financing and the design tools lease obligations was approximately $0.3 million and $0.6 million for the three and six months ended September 26, 2010, respectively.

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

In the second quarter of fiscal 2010 an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating and quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal 2010. In the second quarter of fiscal 2011, this investment continued to deteriorate and we recorded an additional charge of $62,000.

Provision for (Benefit from) Income Taxes

During the three and six months ended September 26, 2010, we recorded an income tax expense of approximately $27,000 and $152,000, respectively. During the three and six months ended September 27, 2009, we recorded an income tax benefit of $281,000 and $609,000, respectively. The increase in income tax expense was primarily due to expenses recorded during the first six months of fiscal 2011 for foreign taxable income.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	September 26, 2010	September 27, 2009
	(dollars in thousands)
Cash and cash equivalents	$14,086	$32,034
Short-term investments	194,162	189,411

Total cash, cash equivalents, and short-term investments	$208,248	$221,445

Percentage of total assets	64%	67%

Net cash provided by (used in) operating activities	$34	$(2,305)
Net cash used in investing activities	(10,314)	(54,145)
Net cash used in financing activities	(1,120)	(518)

Net decrease in cash and cash equivalents	$(11,400)	$(56,968)

Our net loss was approximately $11.9 million for the six months ended September 26, 2010. After adjustments for non-cash items and changes in working capital, we provided $34,000 of cash through operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $10.7 million;

•	stock-based compensation expense of $4.8 million; and

•	provision for sales returns and allowances of $7.0 million.

Working capital changes included:

•	a $7.0 million increase in accounts receivable primarily due to excluding the noncash provision for sales returns and allowances line item of the consolidated statements of cash flow;

•	a $7.6 million increase in inventories primarily due to higher material receipts for our datacom and storage and power products in anticipation of higher future shipments of our new products;

•	a $2.0 million increase in accounts payable primarily due to higher inventory receipts; and

•	a $1.9 million increase in deferred income and allowances on sales to distributors and related party as our distributors and related party have increased their inventories.

In the six months ended September 26, 2010, net cash used in investing activities reflects net purchases of short-term marketable securities of $7.4 million and $2.6 million in purchases of property, plant and equipment and intellectual property.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the three and six months ended September 26, 2010 and the three and six months ended September 27, 2009, we did not repurchase any shares under the 2007 SRP. As of September 26, 2010, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

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

The following table summarizes our investments in marketable securities (in thousands):

	September 26, 2010
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$8,552	$—	$—	$8,552
U.S. government and agency securities	47,785	650	—	48,435
Corporate bonds and commercial paper	79,495	1,329	(5)	80,819
Asset and mortgage-backed securities	64,852	293	(237)	64,908

Total investments	$200,684	$2,272	$(242)	$202,714

	March 28, 2010
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Money market funds	$19,616	$—	$—	$19,616
U.S. government and agency securities	58,943	835	(31)	59,747
Corporate bonds and commercial paper	61,240	900	(18)	62,122
Asset and mortgage-backed securities	64,329	496	(96)	64,729

Total investments	$204,128	$2,231	$(145)	$206,214

As of September 26, 2010, asset-backed and mortgage-backed securities, accounted for 10% and 22%, respectively, of our total investments in marketable securities of $202.7 million. The asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as sub-prime. As of the date of this Form 10-Q, we have sufficient liquidity and do not expect the need to sell these securities to fund normal operations nor realize any significant losses in the short term. As of September 26, 2010, the net unrealized gain of our asset-backed and mortgage-backed securities totaled $56,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 26, 2010, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Note 15. Commitments and Contingencies” to the Condensed Consolidated Financial Statements for further discussion of our product warranty liabilities and indemnification obligations.

As discussed in “Note 15. Commitments and Contingencies”, during the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying condensed consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at September 26, 2010 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$22,080	$22,080	$—	$—	$—
Long-term lease financing obligations (2)	5,613	4,861	752	—	—
Lease obligations (3)	1,948	1,453	495	—	—
Long-term investment commitments (Skypoint Fund) (4)	304	304	—	—	—
Remediation commitment (5)	128	78	10	40	—

Total	$30,073	$28,776	$1,257	$40	$—

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $3.6 million at September 26, 2010 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.
(2)	Includes licensing agreements related to engineering design software of $4.9 million. Also includes $0.7 million related to the Hillview Facility, but excludes approximately $12.2 million estimated final obligation settlement with the lessor by returning the Hillview Facility at the end of the lease term due on the Hillview Facility in Milpitas, California under a 5-year Standard Form Lease agreement that we signed with Mission West Properties, L.P. on March 9, 2006, as amended on August 25, 2007. The lease term expires on March 31, 2011.
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Funds General Partner.
(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At September 26, 2010, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional money management institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $202.7 million as of September 26, 2010 and $206.2 million as of March 28, 2010. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of September 26, 2010, the increase or decline in the fair value of the portfolio would not be material. At September 26, 2010, the difference between the fair market value and the underlying cost of the investments portfolio was a net unrealized gain of $2.0 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 26, 2010, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $194.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communications of information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, to our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), to allow timely decisions regarding required disclosure.

We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Quarterly Report on Form 10-Q. This Evaluation was performed under the supervision and with the participation of management, including our CEO, as principal executive officer, and CFO, as principal financial officer.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of September 26, 2010.

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

The disclosure in “Notes to Condensed Consolidated Financial Statements, Note 16 – Legal Proceedings” contained in “Part I, Item 1. Financial Statements” is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

We are subject to the following risks that could materially adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report, in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010 and in our Annual Report on Form 10-K for our fiscal year ended March 28, 2010 should be carefully considered. The risks and uncertainties described below, in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010 and in our Annual Report on Form 10-K for our fiscal year ended March 28, 2010 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

Periodic declines or fluctuations in the U.S. dollar, corporate results of operations, interest rates, inflation or deflation, the global impact of sovereign debt, economic trends, actual or feared economic recessions, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors, have had, and may continue to have, a negative impact on the U.S. and global economies. Volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the U.S. and internationally. If global economic and financial market conditions, currently showing signs of recovery, deteriorate or remain weak for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

•

slower spending by consumers and market fluctuations may result in reduced demand for our products, reduced orders for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

•

if we undertake restructuring activities due to economical pressure, we cannot guarantee that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans, in addition, if we reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities;

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

Our growth depends in part on our successful continued development and customer acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products; (v) continue to expand our technical and design expertise; (vi) introduce and cost-effectively manufacture new products on a timely basis; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands, the trend towards increasing functional integration and other changes. Migration from older products to newer products may result in volatility of earnings as revenues from older products decline and revenues from newer products begin to grow.

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

We have recently undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	the opportunity cost associated with committing capital in such transactions;

•	the possibility of litigation arising from these transactions;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets; and

•	incurring large and immediate write-offs.

Strategic equity investments also include risks associated with third parties managing the funds and the risk of poor strategic choices or execution of strategic and operating plans.

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

On September 20, 2010, Arrow Electronics, Inc. announced a definitive agreement to acquire Nu Horizons in an all cash transaction for $7.00 per share. The acquisition has been approved by the Boards of Directors of both companies and is subject to the approval of Nu Horizons' shareholders as well as customary regulatory approvals. The transaction is expected to close during the fourth quarter of 2010. It is uncertain at this point what effect, if any, the acquisition may have on our relationship with the combined company going forward. As Nu Horizons is currently one of our two primary distributors, if the relationship were to be terminated or altered in an unfavorable fashion, it could result in a material and adverse effect on our business, financial condition and/or results of operations.

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

Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. In making employment decisions, particularly in the semiconductor industry and the geographies where our employees are located, a key consideration of current and potential employees is the value of the equity awards they receive in connection with their employment. If we are unable to offer employment packages with competitive equity award component, our ability to attract highly skilled employees would be harmed. In addition, volatility in our stock price could result in a stock option’s exercise price exceeding the market value of our common stock or a deterioration in the value of restricted stock units granted, thus lessening the effectiveness of stock-based awards for retaining and motivating employees. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees. Consequently, we may not continue to successfully attract and retain key employees, which could have an adverse effect on our business, financial condition and results of operations.

Occasionally, we enter into agreements that expose us to potential damages that exceed the value of the agreement.

We have given certain customers increased indemnification for product deficiencies or intellectual property infringement that is in excess of our standard limited warranty and indemnification provision and could possibly result in greater costs, in excess of the original contract value. In an attempt to limit this liability, we have purchased an errors and omissions insurance policy to partially offset these potential additional costs; however, our insurance coverage could be insufficient in terms of amount and/or coverage language to prevent us from suffering material losses if the indemnification amounts are large enough or if there are coverage issues.

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

Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 14.5% of our common stock, and affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 17% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions allow Alonim and Soros to significantly influence matters requiring shareholder approval, which may or may not be in our best interests or the interest of the other holders of common stock. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

Alonim and Soros each own a significant percentage of our outstanding shares. Due to such ownership, Alonim and Soros, acting independently or jointly, may be able to exert strong influence over actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. Further, if one of these stockholders were to sell or even propose to sell a large number of their shares, the market price of our common stock could decline significantly.

Although we have no reason to believe it to be the case, the interests of these significant stockholders could conflict with our best interests or the interests of the other stockholders. For example, the significant ownership percentages of these two stockholders could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us, regardless of whether the change of control is supported by us and the other stockholders. Conversely, by virtue of their percentage ownership of our stock, Alonim and/or Soros could facilitate a takeover transaction that our board of directors and/or the other stockholders did not approve.

Further, Alonim is an affiliate of Future, our largest distributor, and Pierre Guilbault, the chief financial officer of Future, is a member of our board of directors. These relationships could also result in actual or perceived attempts to influence management and/or our stockholders to take actions beneficial to Future which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide our distributors because of its relationship with us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

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

EXAR CORPORATION (Registrant)

November 4, 2010	By	/S/ KEVIN BAUER
Kevin Bauer Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	9/17/2010

10.1	Exar Corporation 2006 Equity Incentive Plan	8-K	0-14225	10.1	9/17/2010

10.2	Letter Agreement with Kevin Bauer	8-K	0-14225	10.2	9/17/2010

10.3	Exar Corporation Corporate Governance Principles	8-K	0-14225	10.3	9/17/2010

10.4	Compensation Committee Charter	8-K	0-14225	10.4	9/17/2010

10.5	Audit Committee Charter	8-K	0-14225	10.5	9/17/2010

10.6	Corporate Governance and Nominating Committee Charter	8-K	0-14225	10.6	9/17/2010

10.7	Director Restricted Stock Unit Award Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X