Form 10-Q
period 2010-12-26
EXAR CORP
filed 2011-02-04
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2010

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

The number of shares outstanding of the Registrant’s Common Stock was 44,514,421 as of January 26, 2011, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 26, 2010	March 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,097	$25,486
Short-term marketable securities	188,024	186,598
Accounts receivable (net of allowances of $607 and $831)	10,128	13,461
Accounts receivable, related party (net of allowances of $314 and $605)	2,805	4,323
Inventories	27,292	15,000
Other current assets	3,947	5,106

Total current assets	246,293	249,974

Property, plant and equipment, net	39,819	42,941
Goodwill	3,184	3,085
Intangible assets, net	24,847	31,957
Other non-current assets	5,856	5,357

Total assets	$319,999	$333,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,726	$9,828
Accrued compensation and related benefits	6,042	6,619
Deferred income and allowances on sales to distributors	5,371	4,227
Deferred income and allowances on sales to distributors, related party	9,734	10,650
Short-term lease financing obligations	2,785	3,540
Other accrued expenses	5,084	7,058

Total current liabilities	41,742	41,922

Long-term lease financing obligations	12,558	13,454
Other non-current obligations	3,679	3,806

Total liabilities	57,979	59,182

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 44,448,348 and 43,839,514 shares outstanding at December 26, 2010 and March 28, 2010, respectively	4	4
Additional paid-in capital	726,493	720,455
Accumulated other comprehensive income (loss)	(36)	1,282
Treasury stock at cost, 19,924,369 shares at December 26, 2010 and March 28, 2010	(248,983)	(248,983)
Accumulated deficit	(215,458)	(198,626)

Total stockholders’ equity	262,020	274,132

Total liabilities and stockholders’ equity	$319,999	$333,314

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Sales:
Net sales	$24,892	$24,458	$79,142	$70,686
Net sales, related party	10,473	9,473	33,092	25,695

Total net sales	35,365	33,931	112,234	96,381

Cost of sales:
Cost of sales	12,742	11,273	40,026	36,005
Cost of sales, related party	5,007	4,505	15,417	12,381
Amortization of purchased intangible assets	1,533	1,108	4,601	4,015

Total cost of sales	19,282	16,886	60,044	52,401

Gross profit	16,083	17,045	52,190	43,980

Operating expenses:
Research and development	12,071	11,674	38,354	36,256
Selling, general and administrative	10,298	10,688	34,338	37,175

Total operating expenses	22,369	22,362	72,692	73,431

Loss from operations	(6,286)	(5,317)	(20,502)	(29,451)

Other income and expense, net:
Interest income and other, net	1,577	1,835	4,768	5,289
Interest expense	(313)	(323)	(947)	(973)
Impairment charges on investments	—	—	(62)	(317)

Total other income and expense, net	1,264	1,512	3,759	3,999

Loss before income taxes	(5,022)	(3,805)	(16,743)	(25,452)
Provision for (benefit from) income taxes	(63)	(43)	89	(652)

Net loss	$(4,959)	$(3,762)	$(16,832)	$(24,800)

Loss per share:
Basic and diluted loss per share	$(0.11)	$(0.09)	$(0.38)	$(0.57)

Shares used in the computation of loss per share:
Basic and diluted	44,300	43,648	44,123	43,504

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 26, 2010	December 27, 2009
Cash flows from operating activities:
Net loss	$(16,832)	$(24,800)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	14,838	15,644
Deferred income taxes	—	373
Stock-based compensation expense	6,144	4,311
Provision for sales returns and allowances	10,108	7,917
Other than temporary loss on investments	62	317
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	(5,257)	(13,203)
Inventories	(12,292)	7,016
Other assets	(1,065)	(2,201)
Accounts payable	2,898	1,435
Accrued compensation and related benefits	(1,534)	(1,633)
Deferred income and allowance on sales to distributors, including related parties	228	2,413
Other accrued expenses	(732)	1,019

Net cash used in operating activities	(3,434)	(1,392)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(3,248)	(4,690)
Purchases of short-term marketable securities	(129,639)	(149,019)
Proceeds from maturities of short-term marketable securities	56,763	78,675
Proceeds from sales of short-term marketable securities	70,488	56,064
Other investment activities	(272)	(1)
Acquisition of Galazar, net of cash acquired	—	(4,445)
Acquisition of Hifn, net of cash acquired	—	(40,345)

Net cash used in investing activities	(5,908)	(63,761)

Cash flows from financing activities:
Proceeds from issuance of common stock	811	367
Repayment of lease financing obligations	(2,858)	(2,050)

Net cash used in financing activities	(2,047)	(1,683)

Net decrease in cash and cash equivalents	(11,389)	(66,836)
Cash and cash equivalents at the beginning of period	25,486	89,002

Cash and cash equivalents at the end of period	$14,097	$22,166

Supplemental disclosure of non-cash investing and financial activities:
Property, plant and equipment acquired under capital lease	$1,808	$2,012
Issuance of common stock in connection with Hifn acquisition	—	2,705

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2011 and fiscal year 2010 each consist of 52-weeks. Fiscal year 2012 will consist of 53 weeks.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of December 26, 2010 and our results of operations for the three and nine months ended December 26, 2010 and December 27, 2009, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force issued new authoritative guidance addressing certain measurements and disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements. We are currently evaluating the impact of implementing the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements on our financial position and result of operations, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

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

In-process research and development (“IPR&D”) assets are considered an indefinite-lived intangible asset and are not subject to amortization until its useful life is determined to be no longer indefinite. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D assets will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off.

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

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Neterion which are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations for the nine months ended December 26, 2010, were immaterial. No acquisition-related costs relating to Neterion were incurred during the three months ended December 26, 2010.

Restructuring Costs

For disclosure regarding restructuring costs, see “Note 8. Restructuring” contained herein.

Purchase Price Allocation

The allocation of the purchase price to Neterion’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods. We have up to twelve months from the closing date of the acquisition to adjust pre-acquisition contingencies, if any. There were no severance costs relating to Neterion incurred during the three and nine months ended December 26, 2010.

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

Acquired In-Process Research and Development – The IPR&D project underway at Neterion at the acquisition date relates to the X3500 product series and as of such acquisition date had incurred approximately $2.9 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $17.5 million, based on the project development timeline and resource requirements, and is expected to be completed by December 2011. The percentage of completion for the project was estimated at 25% at the acquisition date.

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

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Galazar are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations. No acquisition-related costs relating to Galazar were incurred during the three and nine months ended December 26, 2010.

Purchase Price Allocation

The allocation of the purchase price to Galazar’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date and no additional assets or liabilities were recognized during this period. Further, any associated restructuring activities will be expensed in future periods. No severance costs relating to Galazar were incurred during the three and nine months ended December 26, 2010.

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

Intangible assets — The fair value of existing technology, patents/core technology, in-process research and development, customer relationships, tradenames/trademarks and order backlog were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 35%. The discount rate used to value the existing intangible assets was 28%.

Acquired In-Process Research and Development — The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product and as of such acquisition date had incurred approximately $2.3 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $8.3 million, based on the project development timeline and resource requirements, and is expected to be completed by February 2012. The percentage of completion for the project was estimated at 51% at the acquisition date.

Acquisition of Hifn

On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”), a provider of network-and storage-security and data reduction products located in Los Gatos, California. Hifn’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning April 4, 2009.

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

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Hifn are included in the “Selling, general and administrative” line item on the condensed consolidated statement of operations. No acquisition-related costs relating to Hifn were incurred during the three and nine months ended December 26, 2010.

Purchase Price Allocation

The allocation of the purchase price to Hifn’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date and no additional assets or liabilities were recognized during this period. Further, any associated restructuring activities will be expensed in future periods. Subsequent to the acquisition, we recorded $1.0 million in restructuring expenses relating to Hifn for the fiscal year ended March 28, 2010, relating to severance and a building lease obligation in Los Gatos, California. Severance costs relating to Hifn incurred during the nine months ended December 26, 2010, were immaterial. No severance costs relating to Hifn were incurred during the three months ended December 26, 2010.

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

Inventories — Inventories acquired in connection with the Hifn acquisition were finished goods. The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.

Property, plant and equipment — The basis used for our analysis is the fair value in continued use, which is expressed in terms of the price a willing and informed buyer would pay contemplating continued use as part of the assets in place for the purpose for which they were designed, engineered, installed, fabricated and erected.

Intangible assets — The fair value of existing technology, patents/core technology, in-process research and development, research and development reimbursement contract, customer relationships, tradenames/trademarks and order backlog were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 30%. The discount rate used to value the existing intangible assets was 14%.

Acquired In-Process Research and Development — The IPR&D projects underway at Hifn at the acquisition date were in the security processors and flow through product families, each consisting of one project, and as of such acquisition date Hifn had incurred approximately $2.6 million and $1.1 million in costs related to those projects, respectively. The percentage of completion for these projects, at the date of acquisition, was 90% and 30%, respectively. The total research and development expenditures expected to be incurred to complete the security processors and flow through projects were approximately $2.1 million and $0.7 million, respectively, based on project development timelines and resource requirements. The IPR&D projects for flow through and security processors were completed in January 2010 and July 2010, respectively, and are in production. The fair value, at date of acquisition, for both IPR&D projects, is being amortized over an estimated useful life of five years.

NOTE 4. CASH, CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our investment assets, measured at fair value on a recurring basis, as of December 26, 2010 are as follows (in thousands, except for percentages):

	Level 1	Level 2	Total
Assets:
Money market funds	$8,284	$—	$8,284	4%
U.S. Treasury securities	23,585	—	23,585	12%
Asset-backed securities	—	19,067	19,067	10%
Agency mortgage-backed securities	—	35,860	35,860	18%
Agency pool mortgage-backed securities	—	4,443	4,443	2%
Corporate bonds and notes	—	77,371	77,371	40%
Government and agency bonds	—	27,698	27,698	14%

Total investment assets	$31,869	$164,439	$196,308	100%

Our investment assets, measured at fair value on a recurring basis, as of March 28, 2010 were as follows (in thousands, except for percentages):

	Level 1	Level 2	Total
Assets:
Money market funds	$19,616	$—	$19,616	9%
U.S. Treasury securities	15,839	—	15,839	8%
Asset-backed securities	—	17,801	17,801	9%
Agency mortgage-backed securities	—	42,514	42,514	21%
Agency pool mortgage-backed securities	—	4,413	4,413	2%
Corporate bonds and notes	—	62,122	62,122	30%
Government and agency bonds	—	43,909	43,909	21%

Total investment assets	$35,455	$170,759	$206,214	100%

Our cash, cash equivalents and short-term marketable securities as of December 26, 2010 and March 28, 2010, respectively, are as follows (in thousands):

	December 26, 2010	March 28, 2010
Cash and cash equivalents
Cash at financial institutions	$5,813	$5,870

Cash equivalents
Money market funds	8,284	19,616

Total cash and cash equivalents	$14,097	$25,486

Available-for-sale securities
U.S. government and agency securities	$51,283	$59,747
Corporate bonds and commercial paper	77,371	62,122
Asset-backed securities	19,067	17,801
Mortgage-backed securities	40,303	46,928

Total short-term marketable securities	$188,024	$186,598

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

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income (loss) within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the “Impairment charges on investments” line item on the condensed consolidated statements of operations.

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the “Interest income and other, net” line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Gross realized gains	$491	$198	$1,007	$432
Gross realized losses	(348)	(140)	(816)	(332)

Net realized gains	$143	$58	$191	$100

The following table summarizes our investments in marketable securities as of December 26, 2010 and March 28, 2010, respectively, (in thousands):

	December 26, 2010
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$8,284	$—	$—	$—	$8,284
U.S. government and agency securities	51,228	293	(238)	55	51,283
Corporate bonds and commercial paper	76,687	797	(113)	684	77,371
Asset and mortgage-backed securities	59,342	232	(204)	28	59,370

Total investments	$195,541	$1,322	$(555)	$767	$196,308

	March 28, 2010
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$19,616	$—	$—	$—	$19,616
U.S. government and agency securities	58,943	835	(31)	804	59,747
Corporate bonds and commercial paper	61,240	900	(18)	882	62,122
Asset and mortgage-backed securities	64,329	496	(96)	400	64,729

Total investments	$204,128	$2,231	$(145)	$2,086	$206,214

(1)	Gross of tax impact

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

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Other-than-temporary declines in value of our investments are reported in the “Impairment charges on investments” line item in the condensed consolidated statements of operations. In the three months ended December 27, 2009, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal 2010. In the three months ended September 26, 2010, due to further decline in the investment, we recorded an additional other-than-temporary impairment charge of $62,000. During the third quarter of fiscal 2011, we sold our investment in GSAA Home Equity for $255,000 resulting in a realized loss of $17,000.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at December 26, 2010 and March 28, 2010, respectively, by expected maturity were as follows (in thousands):

	December 26, 2010		March 28, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$88,463	$88,847	$108,813	$109,562
Due in 1 to 5 years	107,078	107,461	95,316	96,652

Total	$195,541	$196,308	$204,129	$206,214

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of December 26, 2010 and March 28, 2010, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 26, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$31,251	$(238)	$—	$—	$31,251	$(238)
Corporate bonds and commercial paper	15,794	(112)	125	(1)	15,919	(113)
Asset and mortgage-backed securities	38,212	(195)	365	(9)	38,577	(204)

Total	$85,257	$(545)	$490	$(10)	$85,747	$(555)

	March 28, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$5,399	$(31)	$—	$—	$5,399	$(31)
Corporate bonds and commercial paper	8,851	(18)	—	—	8,851	(18)
Asset and mortgage-backed securities	23,802	(69)	353	(27)	24,155	(96)

Total	$38,052	$(118)	$353	$(27)	$38,405	$(145)

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

As of December 26, 2010, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for the nine months ended December 26, 2010 are as follows (in thousands):

Amount
Balance as of March 28, 2010	$3,085
Goodwill additions, impairments and adjustments	99

Balance as of December 26, 2010	$3,184

Intangible Assets

Our purchased intangible assets at December 26, 2010 and March 28, 2010, respectively, are as follows (in thousands):

	December 26, 2010			March 28, 2010
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$37,871	$(20,530)	$17,341	$35,621	$(15,734)	$19,887
Patents/Core technology	4,492	(2,186)	2,306	4,492	(1,688)	2,804
In-process research and development	1,100	—	1,100	2,200	—	2,200
Research and development reimbursement contract	4,500	(4,500)	—	4,500	(2,496)	2,004
Customer backlog	1,400	(1,400)	—	1,400	(1,325)	75
Distributor relationships	1,264	(994)	270	1,264	(919)	345
Customer relationships	4,670	(1,284)	3,386	4,670	(777)	3,893
Non-compete agreement	100	(63)	37	100	(3)	97
Tradenames/Trademarks	1,077	(670)	407	1,077	(425)	652

Total	$56,474	$(31,627)	$24,847	$55,324	$(23,367)	$31,957

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge equal to the excess of the carrying value over the asset’s fair value. IPR&D assets are considered an indefinite-lived intangible asset and are not subject to amortization until its useful life is determined to be no longer indefinite. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

As of December 26, 2010, there were no indicators that required us to perform an intangible assets impairment review, therefore, we did not record an impairment charge during the nine months ended December 26, 2010.

The aggregate amortization expenses for our purchased intangible assets for periods presented below are as follows:

	Weighted Average Lives	Three Months Ended		Nine Months Ended
		December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in months)	(in thousands)
Existing technology	65	$1,603	$1,216	$4,796	$3,490
Patents/Core technology	61	166	129	498	364
Research and development reimbursement contract	24	—	563	2,004	1,641
Customer backlog	6	—	42	75	960
Distributor relationships	72	25	25	75	75
Customer relationships	80	169	82	507	222
Non-compete agreements	15	20	—	60	—
Tradenames/Trademarks	35	79	71	245	201

Total		$2,062	$2,128	$8,260	$6,953

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2011 (3 months remaining)	$2,076
2012	7,060
2013	6,533
2014	5,888
2015	2,023
2016 and thereafter	1,267

Total estimated amortization	$24,847

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

As of December 26, 2010 and March 28, 2010, respectively, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheet, was as follows (in thousands):

Long-term investment	December 26, 2010	March 28, 2010
Skypoint Fund	$1,553	$1,440

We have made approximately $4.7 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. Our total capital commitment is $5.0 million. We contributed $176,000 to the fund during the nine months ended December 26, 2010. As of December 26, 2010, we have a remaining obligation of approximately $0.3 million should the general partner decide to request it on or before July 27, 2011.

The carrying amount of $1.6 million reflects the net of capital contributions, cumulative impairment charges and capital distributions. We received capital distributions of $63,000 and $36,000 during the nine months ended December 26, 2010 and fiscal year 2010, respectively.

Impairment

In the three and nine months ended December 26, 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no other-than-temporary impairment, and therefore we did not record an impairment charge for Skypoint Fund in either period. In the second quarter of fiscal 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $154,000 in addition to an impairment charge of $72,000 recorded in the first quarter of fiscal 2010.

NOTE 7. RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of December 26, 2010. As such, Alonim is our largest stockholder.

Our sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future under a distribution agreement when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Future	30%	28%	29%	27%

Related party expenses for marketing promotional materials reimbursed were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Future	$8	$7	$24	$27

NOTE 8. RESTRUCTURING

During the three months ended December 26, 2010, we vacated our facility in Framingham, Massachusetts, which is under lease until November 2011. As of December 26, 2010, a reserve of $134,000 was recorded for the remaining lease obligations.

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

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then-current economic conditions. The Sipex restructuring costs were accounted for as liabilities assumed as part of the business combination and are expected to be paid over the remaining term of the Sipex lease, which is for office space in Belgium and which expires in March 2012.

Our restructuring liabilities were included in the “Other accrued expenses” line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the nine months ended December 26, 2010 are summarized as follows (in thousands):

Facility Costs
Balance at March 28, 2010	$239
Payments	(175)
Additional accruals	368

Balance at December 26, 2010	$432

NOTE 9. BALANCE SHEET DETAIL

Our property, plant and equipment consisted of the following as of the dates indicated (in thousands):

	December 26, 2010	March 28, 2010
Land	$11,960	$11,960
Building and leasehold improvements	24,450	24,022
Machinery and equipment	46,412	45,932
Software and licenses	37,783	35,651

Property, plant and equipment, total	120,605	117,565
Accumulated depreciation and amortization	(80,786)	(74,624)

Property, plant and equipment, net	$39,819	$42,941

Our inventories consisted of the following as of the dates indicated (in thousands):

	December 26, 2010	March 28, 2010
Work-in-process and raw materials	$15,511	$9,318
Finished goods	11,781	5,682

Total Inventories	$27,292	$15,000

Our other accrued expenses consisted of the following as of the dates indicated (in thousands):

	December 26, 2010	March 28, 2010
Accrued legal and professional services	$1,912	$4,053
Accrued sales and marketing expenses	836	676
Accrued manufacturing expenses, royalties and licenses	1,232	1,308
Accrued restructuring expenses	432	239
Other	672	782

Total other accrued expenses	$5,084	$7,058

NOTE 10. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods. Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding restricted stock units (“RSUs”) was issued.

A summary of our loss per share for the periods presented is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net loss	$(4,959)	$(3,762)	$(16,832)	$(24,800)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	44,300	43,648	44,123	43,504
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in computation of diluted loss per share	$44,300	$43,648	$44,123	$43,504

Loss per share - basic and diluted	$(0.11)	$(0.09)	$(0.38)	$(0.57)

Options to purchase shares of common stock and unvested restricted stock units for shares of common stock were excluded from our loss per share calculation under the treasury stock method for the periods presented and are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010 (1)	December 27, 2009 (1)	December 26, 2010 (1)	December 27, 2009 (1)
Options and RSUs	207	314	330	321

(1)	As we incurred a net loss, we did not consider the impact of potentially dilutive instruments in the weighted average number of shares calculation as their inclusion would have been anti-dilutive. Had we had income for these periods, our diluted shares would have increased by the aforementioned amount.

The following were not included in the computation of diluted shares outstanding because they were anti-dilutive under the treasury stock method (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	December 26, 2010		December 27, 2009		December 26, 2010		December 27, 2009
	Shares	Prices	Shares	Prices	Shares	Prices	Shares	Prices
Options	6,577	$5.74 - $23.99	5,100	$7.11 - $86.10	6,203	$5.44 - $86.10	4,800	$6.97 - $86.10
Warrants	280	9.63	280	9.63	280	9.63	280	9.63
RSUs	—	—	—	—	—	—	—	—

Total	6,857		5,380		6,483		5,080

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

During the three and nine months ended December 26, 2010 and the three and nine months ended December 27, 2009, we did not repurchase any shares under the 2007 SRP. As of December 26, 2010, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

NOTE 12. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of December 26, 2010	Nine Months Ended December 26, 2010
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price
Authorized to issue	4,500
Reserved for future issuance	1,497
Issued		52,386	$6.34

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

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At December 26, 2010, there were approximately 5.7 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the nine months ended December 26, 2010 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 28, 2010	5,345,504	$8.01	5.38	$1,882	235
Options granted	2,056,590	6.61
Options exercised	(79,781)	6.01
Options expired	(157,971)	11.60
Options forfeited	(512,389)	7.08

Balance at December 26, 2010	6,651,953	$7.59	5.03	$1,795	560

Vested and expected to vest, December 26, 2010	6,303,799	$7.63	4.99	$1,664

Vested and exercisable, December 26, 2010	2,215,256	$8.85	3.87	$375

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $6.96 and $7.32 as of December 26, 2010 and March 28, 2010, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

RSU Activities

Our RSU transactions during the nine months ended December 26, 2010 are summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Unvested at March 28, 2010	834,204	$8.20	1.04	$6,106
Granted	399,183	6.76
Issued and released	(613,080)	6.90
Forfeited	(51,962)	7.52

Unvested at December 26, 2010	568,345	$6.96	1.33	$3,956

Vested and expected to vest at December 26, 2010	531,792	$6.96	1.27	$3,701

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in our fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. In the three and nine months ended December 26, 2010, we recognized approximately $54,000 and $162,000, respectively, of compensation expense related to these awards.

In April 2010, we granted performance-based RSUs covering 56,000 shares to our CEO, issuable upon meeting certain performance targets in our fiscal year 2011 and vesting annually over a three year period beginning May 3, 2010. The annual vesting requires continued service through each annual vesting date.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Cost of sales	$78	$117	$396	$384
Research and development	645	467	2,866	1,701
Selling, general and administrative	585	752	2,882	2,226

Total Stock-based compensation expense	$1,308	$1,336	$6,144	$4,311

Stock-based compensation expense for the three and nine months ended December 26, 2010 includes approximately $75,000 and $327,000, respectively, of incremental stock-based compensation expense associated with RSU awards covering an aggregate of 344,020 shares of our common stock issued in exchange for the options surrendered pursuant to the October 23, 2008 option exchange program. Stock-based compensation expense for the three and nine months ended December 27, 2009, includes $138,000 and $426,000, respectively, of incremental stock-based compensation expense, associated with the same RSU awards.

Unrecognized Stock-based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the periods indicated below as follows:

	December 26, 2010		March 28, 2010
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$8,017	2.7	$8,139	2.9
RSUs (1)	2,419	2.1	4,168	1.0

Total Stock-based compensation expense	$10,436		$12,307

(1)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Expected term of options (years)	4.4	4.7 – 4.9	4.4	4.7 – 4.9
Risk-free interest rate	1.4%	2.2 – 2.3%	1.6%	2.1 – 2.5%
Expected volatility	40%	37 – 38%	39%	37 – 38%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$2.05	$2.47	$2.28	$2.40

NOTE 13. COMPREHENSIVE LOSS

Our comprehensive loss for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net loss	$(4,959)	$(3,762)	$(16,832)	$(24,800)
Other comprehensive income (loss):
Change in unrealized income (loss), on marketable securities, net of tax	(1,262)	(223)	(1,318)	689

Total other comprehensive income (loss)	(1,262)	(223)	(1,318)	689

Comprehensive loss	$(6,221)	$(3,985)	$(18,150)	$(24,111)

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

Depreciation for the Hillview Facility recorded over the straight-line method for the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Depreciation expense	$88	$88	$264	$264

In April 2008, we entered into a sublease agreement for the Hillview Facility. The sublease expires in March 2011 and we expect annual sublease income of approximately $1.5 million for the duration of the sublease term.

The sublease income recorded in the “Other income and expense, net” line item in our condensed consolidated statements of operations for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Sublease income	$354	$353	$1,059	$1,059

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

Amortization of the design tools recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Amortization expense	$894	$669	$2,631	$1,765

Future minimum lease and sublease income payments for the lease financing obligations as of December 26, 2010 are as follows (in thousands):

Fiscal Years	Hillview Facility (1)	Design Tools	Total	Expected Sublease Income
2011 (3 months remaining)	$12,532	$1,044	$13,576	$354
2012	—	1,838	1,838	—
2013	—	390	390	—

Total minimum lease payments	12,532	3,272	15,804	354
Less: amount representing interest	(252)	(209)	(461)	—
Less: amount representing maintenance	—	—	—	—

Present value of minimum lease payments	12,280	3,063	15,343	354
Less: current portion of lease financing obligation	(112)	(2,673)	(2,785)	—

Long-term lease financing obligation	$12,168	$390	$12,558	$354

(1)	At the end of the lease term, the estimated final lease obligation is approximately $12.2 million, which we will settle in a noncash transaction by returning the Hillview Facility to the lessor in March 2011.

Interest expense for the Hillview Facility lease financing obligation and design tools for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Interest expense	$254	$320	$768	$966

NOTE 15. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. The program was approved by the state and implementation started in October 2009. As such, we accrued an additional $58,000, increasing our liability to $250,000. This accrual included approximately $200,000 for various remediation options under consideration and $50,000 for future annual monitoring. As of December 26, 2010 the remaining liability was $121,000, net of payments of $16,000 and $113,000, during the nine months ended December 26, 2010 and the fiscal year 2010, respectively.

Sipex, which we acquired in August 2007, entered into a definitive Master Agreement with Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China. Silan is a China-based semiconductor foundry. This transaction was related to the closing of Sipex wafer fabrication operations located in Milpitas, California. Under this agreement, Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight of our processes and related product manufacturing to Silan. Subject to our option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating us to purchase from Silan an average of at least one thousand equivalent wafers per week, calculated on a quarterly basis, for five years beginning February 2006. There were open purchase orders for approximately $2.9 million outstanding as of December 26, 2010.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months and occasionally we may provide an extended warranty of up to three years from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of December 26, 2010 was immaterial.

In the ordinary course of business, we may provide for indemnification of varying scope and terms to customers, vendors, lessors and business partners, purchasers of assets or subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. We maintain director and officer liability insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our condensed consolidated financial statements.

NOTE 16. LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 17. INCOME TAXES

During the three months ended December 26, 2010, we recorded an income tax benefit of approximately $63,000. During the nine months ended December 26, 2010, we recorded an income tax expense of approximately $89,000. During the three and nine months ended December 27, 2009, we recorded an income tax benefit of $43,000 and $652,000, respectively. The income tax expense for the nine months ended December 26, 2010 was primarily due to expenses recorded for foreign taxable income.

During the three and nine months ended December 26, 2010, the unrecognized tax benefits increased by $168,000 and $406,000, respectively, to $16.3 million as of December 26, 2010. The increase was primarily as a result of increased unrecognized tax benefit on R&D tax credits offset by a decrease in unrecognized tax benefit due to the release of a FIN 48 reserve of $96,000 and $37,000, respectively, during the three and nine months ended December 26, 2010, due to the expiration of the applicable statute of limitations. If recognized, $13.8 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $392,000 and $320,000 as of December 26, 2010 and December 27, 2009, respectively.

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

Our net sales by product line are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009 (1)	December 26, 2010	December 27, 2009 (1)
Communications	$5,655	$5,764	$17,470	$17,872
Datacom and storage	4,251	6,652	13,649	18,708
Interface	19,156	15,655	59,040	43,529
Power Management	6,303	5,860	22,075	16,272

Total net sales	$35,365	$33,931	$112,234	$96,381

(1)	Incremental revenues from Hifn, Galazar and Neterion have been included in our condensed consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic area are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2010	December 27, 2009 (1)	December 26, 2010	December 27, 2009 (1)
United States	$8,410	$9,079	$24,065	$24,757
China	11,837	10,904	39,085	33,800
Singapore	3,425	3,907	10,857	10,530
Japan	2,102	2,080	7,264	5,446
Germany	3,881	408	9,088	1,245
Europe (excluding Germany)	1,539	4,494	8,013	12,423
Rest of world	4,171	3,059	13,862	8,180

Total net sales	$35,365	$33,931	$112,234	$96,381

(1)	Incremental revenues from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Substantially all of our long-lived assets at each of December 26, 2010 and March 28, 2010 were located in the United States.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended December 26, 2010 or for any other period are not necessarily indicative of results to be expected for any future period.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2011 and fiscal year 2010 each consist of 52-weeks. Fiscal year 2012 will consist of 53 weeks.

Business Outlook

We experienced a sequential quarterly decrease of 5% in our net sales in the third quarter of fiscal 2011 as compared to the second quarter of fiscal 2011. We continue to be impacted by what we believe to be an industry-wide inventory correction and the delay in orders for our new products. We believe that the inventory correction will continue to impact us in the fourth quarter of fiscal 2011 and expect our net sales to be flat to down when compared to our third quarter net sales. The reduction in net sales will negatively impact our gross margins as absorption of manufacturing costs will be limited and result in higher period expenses. We will continue to monitor operating expenses but expect our expenses to be slightly up due to higher payroll taxes in the first quarter of calendar 2011.

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

RESULTS OF OPERATIONS

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 26, 2010		December 27, 2009		Change	December 26, 2010		December 27, 2009		Change
Net Sales:
Communication	$5,655	16%	$5,764	17%	(2%)	$17,470	15%	$17,872	19%	(2%)
Datacom and storage	4,251	12%	6,652	20%	(36%)	13,649	12%	18,708	19%	(27%)
Interface	19,156	54%	15,655	46%	22%	59,040	53%	43,529	45%	36%
Power management	6,303	18%	5,860	17%	8%	22,075	20%	16,272	17%	36%

Total	$35,365	100%	$33,931	100%		$112,234	100%	$96,381	100%

*	Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software net sales have not been a significant part of our total net sales.

Communication

Net sales of communication products include net sales of network access, transport and transmission products as well as optical products. Net sales of communications products for the three months ended December 26, 2010 decreased $0.1 million as compared to the same period a year ago.

Net sales of communications products for the nine months ended December 26, 2010 decreased $0.4 million as compared to the same period a year ago. The decreases in net sales of these products are primarily due to price erosion on certain SDH/SONET Framer products partially offset by higher shipments of the same product.

Datacom and Storage

Net sales of datacom and storage products include net sales of encryption, data reduction and packet processing products, as well as 10 Gigabit Ethernet controller silicon and card solutions. Net sales of datacom and storage products for the three months ended December 26, 2010 decreased $2.4 million as compared to the same period a year ago and included $0.7 million of additional sales of Neterion products. Excluding the additional Neterion sales, datacom and storage decreased $3.1 million primarily due to lower demand as a result of an inventory correction at certain OEM customers and discontinued programs at a certain customer.

Net sales of datacom and storage products for the nine months ended December 26, 2010 decreased $5.1 million as compared to the same period a year ago and included $2.5 million of additional sales of Neterion products. Excluding the additional Neterion sales, datacom and storage decreased $7.5 million primarily due to slower demand with an inventory correction at certain OEM customers and discontinued programs at a certain customer.

Interface

Net sales of interface products include net sales of UARTs as well as transceiver products. Net sales of interface products for the three months ended December 26, 2010 increased $3.5 million as compared to the same period a year ago. Net sales of interface products for the nine months ended December 26, 2010 increased $15.5 million as compared to the same period a year ago. The increases in net sales of these products were primarily due to higher shipments of our serial transceiver and, to a lesser extent, our UART products.

Power Management

Power management products include DC-DC regulators and LED drivers. Net sales of power management products for the three months ended December 26, 2010 increased $0.4 million as compared to the same period a year ago primarily due to higher shipments of our analog DC/DC power solutions partially offset by price erosion on certain analog DC-DC products.

Net sales of power management products for the nine months ended December 26, 2010 increased $5.8 million as compared to the same period a year ago primarily due to higher shipments of our analog DC-DC power solutions.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 26, 2010		December 27, 2009		Change	December 26, 2010		December 27, 2009		Change
Net Sales:
Sell-through distributors	$20,880	59%	$17,105	50%	22%	$64,197	57%	$47,964	50%	34%
Direct and others	14,485	41%	16,826	50%	(14%)	48,037	43%	48,417	50%	(1%)

Total	$35,365	100%	$33,931	100%		$112,234	100%	$96,381	100%

*	Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software net sales have not been a significant part of our total net sales.

For the three months ended December 26, 2010, net sales to our distributors for which we recognize revenue on the sell-through method increased as a percentage of total net sales as compared to the same period a year ago primarily due to increased sales of our serial products, which are products primarily sold through these distributors.

For the three months ended December 26, 2010, net sales to our direct customers and other distributors included $0.5 million of sales of our Neterion products, which was reported in our datacom and storage product line.

For the nine months ended December 26, 2010, net sales to our distributors increased as a percentage of total net sales as compared to the same period a year ago primarily due to increased sales of our serial and power products, which are products primarily sold through distributors.

For the nine months ended December 26, 2010, net sales to our direct customers and other distributors included $1.4 million of sales of our Neterion products, which was reported in our datacom and storage product line.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 26, 2010		December 27, 2009		Change	December 26, 2010		December 27, 2009		Change
Net Sales:
Americas	$8,815	25%	$9,449	28%	(7%)	$25,834	23%	$25,332	26%	2%
Asia	21,130	60%	19,580	58%	8%	69,299	62%	57,381	60%	21%
Europe	5,420	15%	4,902	14%	11%	17,101	15%	13,668	14%	25%

Total	$35,365	100%	$33,931	100%		$112,234	100%	$96,381	100%

*	Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software net sales have not been a significant part of our total net sales.

For the three and nine months ended December 26, 2010, net sales in the Americas included $0.2 million and $1.4 million of Neterion sales, respectively.

For the three and nine months ended December 26, 2010, net sales in Asia included $0.4 million and $1.0 million of Neterion sales, respectively.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 26, 2010		December 27, 2009		Change	December 26, 2010		December 27, 2009		Change
Net Sales	$35,365		$33,931			$112,234		$96,381
Cost of sales:
Cost of sales	17,749	50%	15,686	46%	13%	55,401	49%	46,060	48%	20%
Fair value adjustment of acquired inventories	—	—%	92	—%	(100%)	42	—%	2,326	2%	(98%)
Amortization of acquired intangible assets	1,533	4%	1,108	4%	38%	4,601	4%	4,015	4%	15%

Gross profit	$16,083	46%	$17,045	50%		$52,190	47%	$43,980	46%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets and acquired intellectual property;

•	the fair value adjustment of acquired inventories;

•	the provision for excess and obsolete inventory; and

•	the sale of previously reserved inventory.

The decrease in gross profit, as a percentage of net sales, for the three months ended December 26, 2010, as compared to the same period a year ago, was primarily due to an increase in write-down for excess and obsolete inventory and higher amortization of acquired intangible assets in connection with the Neterion acquisition.

The increase in gross profit, as a percentage of net sales, for the nine months ended December 26, 2010, as compared to the same period a year ago, was primarily due to improved manufacturing absorption and yields and the exclusion of any fair value adjustments of acquired inventories partially offset by a change in the product mix, an increase in write-down for excess and obsolete inventory and higher amortization of acquired intangible assets in connection with the Neterion acquisition.

We believe that gross margin will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, sales mix, including the release of our new products which we expect will have better margins, subcontract manufacturing costs, our ability to leverage fixed operational costs across increased shipment volumes or conversely, inability to reduce fixed costs while responding to reduced demand during inventory corrections and competitive pricing pressure on our products.

Other Costs and Expenses

(in thousands, except percentages)	Three Months Ended					Nine Months Ended
	December 26, 2010		December 27, 2009		Change	December 26, 2010		December 27, 2009		Change
Net Sales	$35,365		$33,931			$112,234		$96,381

R&D expense:
R&D - base	$11,354	32%	$10,444	31%	9%	$33,268	30%	$31,820	33%	5%
Stock-based compensation	645	2%	467	1%	38%	2,866	3%	1,701	2%	68%
Amortization expense – acquired intangibles	72	—%	635	2%	(89%)	2,220	2%	1,858	2%	19%
Accelerated depreciation and other	—	—%	128	—%	(100%)	—	—%	877	1%	(100%)

Total R&D expense	$12,071	34%	$11,674	34%	3%	$38,354	34%	$36,256	38%	6%

SG&A expense:
SG&A - base	$9,419	26%	$9,462	28%	—%	$30,239	27%	$29,608	31%	2%
Stock-based compensation	585	2%	751	2%	(22%)	2,882	3%	2,225	2%	30%
Amortization expense – acquired intangibles	294	1%	178	1%	65%	889	1%	499	1%	78%
Acquisition related costs	—	—%	297	1%	(100%)	328	—%	4,843	5%	(93%)

Total SG&A expense	$10,298	29%	$10,688	31%	(4%)	$34,338	31%	$37,175	39%	(8%)

*	Incremental revenues and operating expenses from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Research and Development (“R&D”)

Our R&D costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, and engineering supplies and services;

•	amortization of acquired intangible assets such as existing technology and patents/core technology; and

•	facilities expenses.

The $0.9 million increase in base R&D expenses for the three months ended December 26, 2010 as compared to the same period a year ago was primarily a result of lower reimbursement of R&D expenses and incremental labor-related expenses due to the acquisition of Neterion. The $1.4 million increase in base R&D expenses for the nine months ended December 26, 2010 as compared to the same period a year ago was primarily a result of incremental labor-related costs due to the Galazar and Neterion acquisitions partially offset by increased reimbursement of R&D expenses, lower mask sets, outside services and tool maintenance costs. As noted, included in the base R&D expenses are costs offset as discussed below.

In connection with the Hifn acquisition, we assumed a contractual agreement under which certain of our research and development costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. For the third quarters of fiscal 2011 and 2010, we offset $0.5 million and $1.0 million, respectively, of R&D expenses in connection with this agreement. For the first nine months of fiscal 2011 and 2010, we offset $4.0 million and $3.4 million, respectively, of R&D expenses in connection with the same agreement.

Stock-based compensation expense recorded in R&D expenses was $0.6 million and $2.9 million for the three and nine months ended December 26, 2010, respectively, as compared to $0.5 million and $1.7 million, respectively, for the same periods a year ago.

The $1.2 million increase in stock-based compensation for the nine months ended December 26, 2010 as compared to the same period a year ago reflects the increase in grants of options and RSUs to employees in connection with our acquisitions and award based incentives to certain individuals.

The $0.6 million decrease in amortization expense of acquired intangibles for the three months ended December 26, 2010 as compared to the same period a year ago was a result of the completion of the amortization period of the underlying intangible asset. The $0.4 million increase in amortization expense of acquired intangibles for the nine months ended December 26, 2010 as compared to the same period a year ago was due to shortening the life of the underlying intangible asset.

Accelerated depreciation and other costs in the nine months ended December 27, 2009 are primarily associated with accelerated depreciation relating to shortened remaining lives of equipment of $0.6 million acquired from Hifn and employee severance costs.

We believe that R&D expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, higher mask costs in connection with advanced process geometries, development for our 10 Gigabit Ethernet products, increased investment in software development, higher salaries due to additional employees from acquired companies and fluctuations in reimbursements under the research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

Base SG&A expenses for the three months ended December 26, 2010 remained flat as compared to the same period a year ago. The $0.6 million increase in base SG&A expenses for the nine months ended December 26, 2010 as compared to the same period a year ago was primarily a result of an accrual for a lease dispute, incremental labor-related costs, incentives and trade show and advertising costs.

Stock-based compensation expense recorded in SG&A expenses was $0.6 million and $2.9 million for the three and nine months ended December 26, 2010, respectively, as compared to $0.8 million and $2.2 million, respectively, for the same periods a year ago. The $0.7 million increase in stock-based compensation for the nine months ended December 26, 2010 as compared to the same period a year ago reflects the increase in grants of options and RSUs to employees in connection with our acquisitions and award based incentives to certain individuals.

Acquisition related costs in the nine months ended December 26, 2010 primarily reflects remaining payments on a vacated Neterion facility located in Sunnyvale, California. Acquisition related costs for the nine months ended December 27, 2009 are primarily associated with $2.8 million in investment banker, printing, legal and other professional fees that are recorded as expenses under business combinations accounting and the accelerated depreciation relating to shortened remaining lives of equipment of $0.8 million acquired from Hifn, employee severance of $0.8 million, and building exit and moving costs of $0.3 million related to the Hifn Los Gatos facility.

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, salaries of employees from acquired companies, variable commissions and legal costs.

Other Income and Expenses

(in thousands, except percentages)	Three Months Ended					Nine Months Ended
	December 26, 2010		December 27, 2009		Change	December 26, 2010		December 27, 2009		Change
Net Sales	$35,365		$33,931			$112,234		$96,381

Interest income and other, net	1,577	4%	1,835	5%	(14%)	4,768	4%	5,289	5%	(10%)
Interest expense	(313)	(1%)	(323)	(1%)	(3%)	(947)	(1%)	(973)	(1%)	(3%)
Impairment charges on investments	—	—%	—	—%	—%	(62)	—%	(317)	—%	(80%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	realized gains or losses on marketable securities.

The decrease in interest income and other, net during the three and nine months ended December 26, 2010 as compared to the same periods a year ago was primarily attributable to a decrease in interest income as a result of lower invested interest earning balances and lower interest rates.

Our Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet in April 2008. The sublease expires on March 31, 2011 with average annual rent of approximately $1.5 million. The sublease also requires the subtenant to pay certain operating costs associated with subleasing the facility. The sublease income for the three and nine months ended December 26, 2010 was approximately $0.4 million and $1.1 million, respectively. See “Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 14 – Lease Financing Obligation.” The sublease income is derived from a tenant who is a venture capital backed, private company. If the subtenant were to experience financial difficulties, our sublease would be impacted and costs to maintain and return the lease facility to the landlord could increase.

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

Interest expense for the Hillview Facility lease financing and the design tools lease obligations was approximately $0.3 million and $0.8 million for the three and nine months ended December 26, 2010, respectively.

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

In the second quarter of fiscal 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $154,000 in addition to an impairment charge of $72,000 recorded in the first quarter of fiscal 2010.

In the second quarter of fiscal 2010, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating and quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal 2010. In the second quarter of fiscal 2011, this investment continued to deteriorate and we recorded an additional charge of $62,000. During the third quarter of fiscal 2011, we sold our investment in GSAA Home Equity with a carrying value of $272,000 for $255,000 resulting in a realized loss of $17,000.

Provision for (Benefit from) Income Taxes

During the three months ended December 26, 2010, we recorded an income tax benefit of approximately $63,000. During the nine months ended December 26, 2010, we recorded an income tax expense of approximately $89,000. During the three and nine months ended December 27, 2009, we recorded an income tax benefit of $43,000 and $652,000, respectively. The income tax expense for the nine months ended December 26, 2010 was primarily due to expenses related to foreign taxable income.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	December 26, 2010	December 27, 2009
	(dollars in thousands)
Cash and cash equivalents	$14,097	$22,166
Short-term investments	188,024	196,090

Total cash, cash equivalents, and short-term investments	$202,121	$218,256

Percentage of total assets	63%	66%

Net cash used in operating activities	$(3,434)	$(1,392)
Net cash used in investing activities	(5,908)	(63,761)
Net cash used in financing activities	(2,047)	(1,683)

Net decrease in cash and cash equivalents	$(11,389)	$(66,836)

Our net loss was approximately $16.8 million for the nine months ended December 26, 2010. After adjustments for non-cash items and changes in working capital, we used $3.4 million of cash for operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $14.8 million;

•	stock-based compensation expense of $6.1 million; and

•	provision for sales returns and allowances of $10.1 million.

Working capital changes included:

•

a $5.3 million increase in accounts receivable primarily due to the exclusion of the $10.1 million noncash provision for sales returns and allowances line item of the consolidated statements of cash flow, net of the noncash provision for sales returns and allowances, accounts receivable decreased by $4.9 million due to the timing of shipments and collection of payments;

•	a $12.3 million increase in inventories primarily due to higher material receipts for our datacom and storage and power products in anticipation of higher future shipments of our new products;

•	a $2.9 million increase in accounts payable primarily due to higher inventory receipts; and

•	a $0.2 million increase in deferred income and allowances on sales to distributors and related party as our distributors and related party have increased their inventories.

In the nine months ended December 26, 2010, net cash used in investing activities reflects net purchases of short-term marketable securities of $2.4 million and $3.2 million in purchases of property, plant and equipment and intellectual property.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the three and nine months ended December 26, 2010 and the three and nine months ended December 27, 2009, we did not repurchase any shares under the 2007 SRP. As of December 26, 2010, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

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

The following table summarizes our investments in marketable securities (in thousands):

	December 26, 2010
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$8,284	$—	$—	$—	$8,284
U.S. government and agency securities	51,228	293	(238)	55	51,283
Corporate bonds and commercial paper	76,687	797	(113)	684	77,371
Asset and mortgage-backed securities	59,342	232	(204)	28	59,370

Total investments	$195,541	$1,322	$(555)	$767	$196,308

	March 28, 2010
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$19,616	$—	$—	$—	$19,616
U.S. government and agency securities	58,943	835	(31)	804	59,747
Corporate bonds and commercial paper	61,240	900	(18)	882	62,122
Asset and mortgage-backed securities	64,329	496	(96)	400	64,729

Total investments	$204,128	$2,231	$(145)	$2086	$206,214

(1)	Gross of tax impact

As of December 26, 2010, asset-backed and mortgage-backed securities, accounted for 10% and 20%, respectively, of our total investments in marketable securities of $196.3 million. The asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from U.S. federal government agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of the date of this Form 10-Q, we believe we have sufficient liquidity and do not expect the need to sell these securities to fund normal operations nor realize any significant losses in the short term.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 26, 2010, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Note 15. Commitments and Contingencies” to the condensed consolidated financial statements for further discussion of our product warranty liabilities and indemnification obligations.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at December 26, 2010 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$17,960	$17,960	$—	$—	$—
Long-term lease financing obligations (2)	3,174	2,784	390	—	—
Lease obligations (3)	1,704	1,337	367	—	—
Long-term investment commitments (Skypoint Fund) (4)	293	293	—	—	—
Remediation commitment (5)	120	70	10	40	—

Total	$23,251	$22,444	$767	$40	$—

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $3.5 million at December 26, 2010 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.
(2)	Includes licensing agreements related to engineering design software of $3.0 million. Also includes $0.1 million related to the Hillview Facility, but excludes approximately $12.2 million estimated final obligation settlement with the lessor by returning the Hillview Facility at the end of the lease term on March 31, 2011. The Hillview Facility is in Milpitas, California and was leased under a 5-year Standard Form Lease agreement that we signed with Mission West Properties, L.P. on March 9, 2006 and amended on August 25, 2007.
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Funds General Partner.
(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At December 26, 2010, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional money management institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $196.3 million as of December 26, 2010 and $206.2 million as of March 28, 2010. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of December 26, 2010, the increase or decline in the fair value of the portfolio would not be material. At December 26, 2010, the difference between the fair market value and the underlying cost of the investments portfolio was a net unrealized gain of $0.8 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 26, 2010, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $188.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communications of information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, to our management, including the Chief Executive Officer (our principal executive officer) (the “CEO”) and Chief Financial Officer (our principal financial officer) (the “CFO”), to allow timely decisions regarding required disclosure.

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

Attached as Exhibits 31.1 and 31.2 of this Quarterly Report on Form 10-Q are the certifications of the CEO and the CFO, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Quarterly Report on Form 10-Q provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of December 26, 2010.

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

We are subject to the following risks that could materially and adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report, in our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 27, 2010 and September 26, 2010 and in our Annual Report on Form 10-K for our fiscal year ended March 28, 2010 should be carefully considered. The risks and uncertainties described below, in the Quarterly Reports on Form 10-Q for the fiscal quarters ended June 27, 2010 and September 26, 2010 and in our Annual Report on Form 10-K for our fiscal year ended March 28, 2010 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Global capital, credit market, employment, and general economic conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results and financial condition.

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

•

if we undertake restructuring activities due to economic pressure, we cannot guarantee that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans, in addition, if we reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities;

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

•

continued volatility in the markets and prices for commodities, such as gold, and raw materials we use in our products and in our supply chain could have a material adverse effect on our costs, gross margins, and profitability;

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of the recent economic downturn;

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	fluctuations of our revenue and gross profits due to the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization of unabsorbed fixed manufacturing costs;

•	the impact of our revenue recognition policies on reported results; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised;

•	inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	change in or continuation of certain tax provisions.

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

Our fixed operating expenses and practice of ordering materials in anticipation of projected customer demand could make it difficult for us to respond effectively to sudden swings in demand and result in higher than expected costs and excess inventory. Such sudden swings in demand could therefore have a material adverse impact on our business, financial condition and results of operations.

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

We have recently undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	the opportunity cost associated with committing capital in such transactions;

•	the possibility of litigation arising from these transactions;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience and where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets; and

•	incurring large and immediate write-offs of assets.

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

On September 20, 2010, Arrow Electronics, Inc. announced a definitive agreement to acquire Nu Horizons in an all cash transaction for $7.00 per share. The acquisition closed in January 2011. It is uncertain at this point what effect, if any, the acquisition may have on our relationship with the combined company going forward. As Nu Horizons is currently one of our two primary distributors, if the relationship were to be terminated or altered in an unfavorable fashion, it could result in a material and adverse effect on our business, financial condition and/or results of operations.

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

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times, competition for such employees has been particularly notable in California, Canada and the People’s Republic of China (“PRC”). Further, the PRC historically has different managing principles from Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards, which could materially and adversely impact our business, financial condition and results of operations.

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

We have acquired and may in the future acquire intellectual property in order to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks such as successful technical integration into new products, market acceptance of new products and achievement of planned return on investment. Successful technical integration in particular requires a variety of factors which we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skill sets to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs, which could materially and adversely impact our business, financial condition and results of operations.

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

Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 14.5% of our common stock, and affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 17.1% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions allow Alonim and Soros to significantly influence matters requiring shareholder approval, which may or may not be in our best interests or the interest of the other holders of common stock. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. Any delays or shortages will materially and adversely impact our business, financial condition and results of operations. In particular, the products produced from the wafers manufactured by Episil and Silan currently constitute a significant part of our total revenue, and so any delay, reduction or elimination of our ability to obtain wafers from either foundry could materially and adversely impact our business, financial condition and results of operations.

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

•	disruption of manufacturing or assembly or test services due to relocation or limited capacity of the foundries or subcontractors;

•	inability to obtain or develop technologies needed to manufacture our products;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products or the possible inability to obtain an adequate alternative;

•	failure of our foundries or subcontractors to obtain raw materials and equipment;

•	increasing cost of commodities, such as gold, raw materials and energy resulting in higher wafer or package costs;

•

long-term financial and operating stability of the foundries, or their suppliers or subcontractors and their ability to invest in new capabilities and expand capacity to meet increasing demand, to remain solvent, or to obtain financing in tight credit markets;

•

continuing measures taken by our suppliers such as reductions in force, pay reductions, forced time off or shut down of production for extended periods of time to reduce and/or control operating expenses in response to weakened customer demand;

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

We have acquired significant Net Operating Loss (“NOL”) carryforwards as a result of our acquisitions. The utilization of acquired NOL carryforwards is subject to the IRS’s complex limitation rules that carry significant burdens of proof. Limitations include certain levels of a change in ownership. As a publicly traded company, such change in ownership may be out of our control. Our eventual ability to utilize our estimated NOL carryforwards is subject to IRS scrutiny and our future results may not benefit as a result of potential unfavorable IRS rulings.

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

Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of our other offices, customers and suppliers are in locations which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our offices, our operations could be disrupted. Similarly, a major earthquake or other natural disaster affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

EXAR CORPORATION (Registrant)

February 3, 2011	By	/s/ Kevin Bauer
Kevin Bauer Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010
3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	9/17/2010
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X