Form 10-K
period 2011-03-27
EXAR CORP
filed 2011-06-10
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of September 26, 2010 was approximately $118.4 million based upon the closing price reported on The NASDAQ Global Market as of the last business day of the Registrant’s most recently completed second fiscal quarter. Approximately 23.7 million shares of common stock held by officers, directors and persons known to the Registrant to hold 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 44,590,821 as of May 27, 2011, net of 19,924,369 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2011 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2011 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 27, 2011

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our revenue growth, (2) our future gross profits and margins, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the volatile global economic and financial market conditions, and (12) anticipated impacts of our exit of the 10 gigabit Ethernet market. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the factors contained under the captions Part I, Item 1—“Business,” Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any obligation to update information in any forward-looking statement.

ITEM 1.	BUSINESS

OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing and sells highly differentiated silicon, software and subsystem solutions for industrial, telecom, networking and storage applications. Our core expertise in silicon integration, system architecture and software has enabled the development of innovative solutions designed to meet the needs of the evolving connected world. Our product portfolio includes power management and interface components, communications products, storage optimization solutions and network security solutions. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

Exar was incorporated in California in 1971 and reincorporated in Delaware in 1991. Our common stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “EXAR”. See the information in Part II, Item 8—“Financial Statements and Supplementary Data” for information on our financial position as of March 27, 2011, March 28, 2010 and March 29, 2009, and our results of operations and cash flows for our fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009.

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”), a developer of 10 gigabit Ethernet (“10GbE”) controller silicon and card solutions optimized for virtualized environments located in Sunnyvale, California. During the course of fiscal 2011, we participated in the 10GbE market and established a limited set of customers but fell short of our revenue goals for the product line. After assessing our position in this market and our product development roadmap, we announced on March 4, 2011 that we had decided to exit the data center virtualization market and, in connection therewith, had decided to discontinue development of these products. We immediately reduced our resources and began a process to sell assets devoted to the development of these products.

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”). Galazar, based in Ottawa, Ontario, Canada, was a fabless semiconductor and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addresses transport of a wide range of networking and telecom services including Ethernet, TDM, Fiber Channel and video over SONET/SDH, PDH and OTN networks.

On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”), a fabless semiconductor company that was founded in 1996, spun off from Stac, Inc. in 1999 and traded on The NASDAQ Stock Market under the symbol “HIFN” since 1999. The acquisition of Hifn expanded and complemented our product offering in the enterprise storage, networking and telecom markets where we have had a significant base of business for more than 10 years. The Hifn technology added world class compression and data deduplication products used in storage applications to optimize data and speed up data backup and retrieval. Hifn had also been a leading provider in security acceleration technology by providing encryption and compression products to leading networking and telecom system manufacturers. The Hifn products complement our connectivity solutions and provide us with a more significant product offering to our customers.

On August 25, 2007, we acquired Sipex Corporation (“Sipex”), a fabless semiconductor company that designed, manufactured and marketed high performance, analog integrated circuits (“ICs”) used by original equipment manufacturers (“OEMs”) in the computing, consumer electronics, communications and networking infrastructure markets.

Our products are organized into four product lines, which provide product definition based on market opportunities and trends. Product line orientation also allows for the concentration of technical expertise around the common market and strategic customer focus to bond product solutions to the largest users in a given market segment. Our product lines are defined as Interface Products, Power Management Products, Communications Products and Datacom and Storage Products.

We believe our core competencies and key initiatives include:

Leading Analog and Mixed-Signal Design Expertise—We have over 40 years of proven technical competency in developing analog and mixed-signal ICs. As a result, we have developed a deep understanding of the subtleties of analog and mixed-signal design and a comprehensive library of analog core blocks. We leverage this expertise across the broad range of products we develop. From programmable power management chips to advanced telecom products, our products share a heavy concentration of analog and mixed-signal content to achieve high performance, power efficient solutions.

Comprehensive Solutions to Enhance System Integration—The combination of our design expertise, diverse circuit technology and system-level expertise enables us to provide comprehensive solutions that encompass hardware, software and applications support. For example, we have developed many digital blocks and engines that are used in data aggregation, transmission, acceleration and computer offload. We believe that by using our solutions, OEMs can develop higher performance systems, better leverage their development resources and reduce their time-to-market.

Connectivity Solutions—A focus on connectivity remains a key strategic direction that drives our product strategies and serves as a foundation for customer engagements. Expanding the range of connectivity solutions has driven our acquisition activity in the last two years. With the addition of system architecture expertise we have extended our portfolio of products to offer new silicon products, cards and software to support the demand for system solutions in addition to component products. Our connectivity solutions span a range of applications that serve industrial, networking, storage and telecom applications. Our devices facilitate and optimize the virtual handshake between systems and across networks.

Compelling Performance Solutions—We use our systems expertise and our analog, digital and mixed-signal design techniques to architect high-performance products based on standard Complementary Metal Oxide Semiconductor (“CMOS”) process technologies. The diversity of our technology enables us to develop differentiated solutions for our target markets.

Conscious Preservation Initiative—Environmental concerns have a direct impact on electronic components and products. We are committed to reducing the impact that the end use and manufacturing of our products may have on the environment. We have taken the initiative to offer a portfolio of “green” products by transitioning our manufacturing processes to offer parts that meet or exceed the Restriction of Hazardous Substances Directive (“RoHS”) requirements and are halogen-free.

MARKETS AND PRODUCTS

Datacom and Storage

Our datacom and storage product portfolio provides a range of solutions for OEMs to efficiently optimize, secure, and transport data in next generation data centers. Our value proposition is driven by underlying hardware offload technology. The concept behind hardware offload is to use efficient, dedicated hardware to provide functionality that would otherwise need to be done with power-hungry and costly host processors. General-purpose application processors are very flexible, but inefficient. The advantages of hardware offload are:

•	High performance and scalability—the hardware is dedicated to a specific task and architected for parallelism

•	Low power—dedicated hardware is highly efficient

•	Data integrity—results of calculations can be checked in real time without performance degradation

Our datacom and storage solutions provide hardware offload capabilities that are an ideal complement to the capabilities of costly application processors. Using application processors to perform tasks such as encrypting data or inspecting packets rather than executing application software is very inefficient. The result is higher operating costs and the need for additional, expensive hardware – as well as data center floor space to install it, the capability to cool it, and the headcount to manage it. A dedicated Exar device can perform encryption several times faster than two fully dedicated quad core, multi-threaded server microprocessors at approximately 2% of the power. This is just one example of the value hardware offload can provide in an enterprise environment.

We provide a variety of solutions to help manage the growing requirements placed on the network and storage infrastructure found in many organizations. These solutions provide the capability to minimize the data footprint with compression, secure data with encryption and eliminate redundancy with deduplication. Our product portfolio is targeted at resolving these issues with a range of innovative solutions:

•

Data Security and Compression—Our line of ASIC and PCI-Express add-in card solutions provide a range of functionality necessary for data encryption/authentication and data compression. These hardware solutions are supported by a comprehensive software suite to enable rapid time-to-market. The flexibility of these products enables high performance, low power solutions for both data-at-rest in storage environments as well as data-in-motion in networking applications. All of these solutions are engineered for end-to-end data integrity critical for protecting user data.

•

Data Deduplication—Our BitWackr™ product provides a comprehensive solution for in-line data deduplication for primary and backup storage applications. These solutions offload the computationally intensive tasks necessary from the host processor to allow high performance, power efficient implementations of the data deduplication function as well as enabling data to be simultaneously compressed and encrypted for storage.

Communications

Our communications products group designs, develops and markets high performance products for the transmission of digital data through global service provider networks. Conforming to international standards for the copper, fiber optic and wireless protocols, our broad portfolio of PDH, SONET, SDH and OTN products enable the delivery of highly reliable, value added communication services.

T/E Carrier

Service providers have a large investment in their existing copper infrastructure. This infrastructure remains a cost effective means of providing high value leased line and data services for enterprises, mobile backhaul and network interconnection. We offer a comprehensive portfolio of T1 and E1 devices for twisted pair copper and DS3 and E3 devices for coaxial copper connections. Our broad range of T1/E1 devices includes short-haul and long-haul Line Interface Units (“LIUs”) and LIU/framer combinations that incorporate reconfigurable, relayless redundancy (Exar R3 Technology™) with integrated termination resistors and jitter attenuation. Used individually or in chip sets, our T1/E1 technologies offer customers key advantages including design flexibility, enhanced system reliability and standards compliance, which are critical components of high-density, low-power system boards and line-cards. In addition, our T1/E1/J1 Framer/LIU combination products simplify the design process by saving board space and by reducing complexity as a result of lowering component count. In addition to T1/E1 solutions, we have developed a diverse portfolio of single- and multi-channel T3/E3 physical interface solutions with integrated LIU logic and jitter attenuation that achieve high performance levels while reducing board space and overall power in multi-port applications.

SONET/SDH

Synchronous Optical NETwork (“SONET”) and Synchronous Digital Hierarchy (“SDH”) protocols are the backbone of today’s high-capacity, long distance communications networks. Our portfolio of SONET/SDH products process data at speeds from 155Mb/s to 40Gb/s for the efficient transport of digital data over fiber optic networks. Products include mixed signal clock and data recovery (“CDR”) circuits, transceivers, protocol framers and service mappers. Our high density, high-integration products enable significant flexibility in line card design coupled with cost, area and power savings.

OTN

With the substantial growth of internet, wireless and broadband traffic, the demands on service providers for faster, high bandwidth and more reliable networks for ubiquitous services resulted in the development of the Optical Transport Networks (“OTN”) protocol. Optimized for long distance transmission of data at speeds starting at 2.5 Gb/s and exceeding 100 Gb/s, OTN has been accepted as the global technology for the next generation of optical networks. We are developing a portfolio of products optimized for the efficient mapping of Ethernet, SONET/SDH, OTN, video, storage and data services over high capacity OTN networks. These multiservice products enable flexible, low power, any service, any port line cards.

Carrier Ethernet Services

The exponential increase of internet traffic within service provider networks has created a need for products to efficiently map internet data onto the existing PDH and SONET/SDH digital networks and evolving OTN network. As the ubiquitous interface for internet and data traffic in general, Ethernet mappers are key components for the transformation of the network from circuit based to packet based transport. Our extensive portfolio of Ethernet over PDH (“EoPDH”), Ethernet over SONET/SDH (“EoS”) and Ethernet over OTN products enable the efficient mapping of Ethernet packets into flexible bandwidth transport networks.

Interface

As a market leader, we offer the broadest line of industry-proven Universal Asynchronous Receiver/Transmitter (“UART”) solutions as well as synergistic serial transceiver devices for use in pervasive applications in industrial, telecommunications and consumer markets. Typical applications served by our serial communications products include point-of-sales (“POS”), process control, factory automation as well as servers, embedded systems, routers, network management equipment, remote access servers, wireless base-stations and repeaters. Additionally, our single and multi-channel UARTs are used in portable consumer applications such as multi-media, global positioning system (“GPS”), personal digital assistant (“PDA”) and smart phone devices.

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

Our interface product strategy is to continue to enhance the product portfolio with higher speed, lower power and higher functionality devices that meet or exceed the growing demands of the serial communications market. We intend to grow our interface product business by providing increased integration and value through the introduction of additional UART and serial transceiver devices as well as bridging products for popular and growing bus interfaces such as USB, PCIe and Ethernet, among others.

Power Management

The power management market is a large and diverse semiconductor segment that spans a broad range of technologies. We have developed solutions for DC/DC voltage conversion and supervision designed to meet the needs of industrial, communication and computer systems as well as other electronic devices.

PowerXR TM, our line of programmable power management products, provides system designers with the ability to reconfigure the power management sub-system throughout the development cycle and, if required, even in the field. By using PowerXR technology, product development cycles can be reduced from many months to several weeks with the flexibility and configurability of this programmable solution. We are at the forefront of the industry in providing the high performance and cost effective programmable power solutions that make this change in product development methodology possible.

The Power Delivery System

PowerXR products utilize proprietary technology that has evolved from our previous acquisitions of Sipex and FyreStorm, a collaborative development partnership with the University of Toronto and our internal engineering team. PowerXR technology combines digital control and monitoring with our high performance analog circuitry, enabling the system architect to design products that reduce wasted energy by orders of magnitude and are reconfigurable on the fly. This allows the designer to easily manage product changes and perform true what-if analysis. Our proprietary technology enables efficient partitioning of the digital and analog circuitry within the IC, creating the ability to tailor products to match the application requirements in a fraction of the area required by other non-configurable technologies.

Power management products, whether digitally controlled or analog, require world class analog process capability and design tools and methodologies to win in today’s markets. As a fabless semiconductor manufacturer, we have access to the broad range of wafer fabrication facilities that are driving innovation in analog process technology and have developed strong relationships with the world’s leading suppliers of analog and mixed-signal silicon. This access to leading edge process technology coupled with our ongoing investment in analog and mixed-signal design automation tools has made us competitive with the world’s leading manufacturers of analog power management products.

While we believe our programmable power products represent a fundamental change in the capability of power management devices, many of today’s products are better served by traditional analog power components. For these applications, we have a full line of non-programmable power products which utilize the same state-of-the-art analog circuitry and design tools as found in PowerXR products. Our portfolio of power products is focused on a range of solutions that offer power management, voltage conversion and LED control. In each area, we have delivered products that offer differentiating capabilities based on innovative circuit design and integration. We have built upon our strong heritage of analog and mixed-signal capability with the addition of proprietary technology, enabling the creation of world class products that will continue to evolve as our customers’ requirements become ever more complex. This differentiated, proprietary portfolio of power products has been developed with the goal to make power system design easy. In doing so, we seek to lower the cost and labor burden on our customers so that they do not need to become “power experts.” We enable them to focus on resolving their higher level system related challenges.

Strategy

We strive to be a leading provider of highly differentiated silicon, software and subsystem solutions for industrial, telecom, networking and storage applications. To achieve our long-term business objectives, we employ the following strategies:

Leverage Analog and Mixed-Signal Design Expertise to Provide Integrated System-Level Solutions—Utilizing our analog and mixed-signal design expertise, we integrate mixed-signal physical interface devices for a broad range of silicon solutions. This capability continues to be the backbone of our integration strategy and enables us to offer optimized solutions to the markets we serve. Our customers depend on analog and mixed-signal integration for power reduction, size optimization and signal integrity.

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

Grow Market Share with System Solutions—We create systems solutions by coupling system expertise, software and advanced silicon integration to provide an optimized solution that is designed to be technically compelling and cost effective, resulting in distinctive products like Tethys™, 10G Sonet Multiplexer (“Mux”)/DeMux, DX1700 and DX1800 Cards, Bitwackr data deduplication solutions and PowerXR. These solutions and others provide platform-level engagements that involve software and hardware integration, resulting in a cohesive bond with customers.

Strengthen and Expand Strategic OEM Relationships—To promote the early adoption of our solutions, we actively seek collaborative relationships with strategic OEMs during product development. We believe that OEMs recognize the value of our early involvement because designing their system products in parallel with our development can accelerate time-to-market for their end products. Collaborative relationships also help us to obtain early design wins and to increase the likelihood of market acceptance of our new products, while giving us the advantage of being the incumbent device provider on future generations of our customers’ platforms.

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

Employ Fabless Semiconductor Model—We have long-standing relationships with third-party wafer foundries and assembly and test subcontractors to manufacture our ICs. Our fabless approach allows us to avoid substantial capital spending, obtain competitive pricing, minimize the negative effects of industry cycles, reduce time-to-market, reduce technology and product risks, and facilitate the migration of our products to new CMOS and BCD process technologies. By employing the fabless model, we can focus on our core competencies in product design, development and support as well as on sales and marketing.

Broaden Sales Coverage with Channel Partners—We have strong relationships with our distributors, catalog firms and sales representatives throughout the world representing a significant portion of our total revenue. Through our partners, we have access to large market segments that we cannot directly support. Through these relationships, we extend our expertise and product exposure by enabling our partners to discover new demands for our solutions as well as aid us in defining our next generation solutions.

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

Sales and Customers

We market our products globally through both direct and indirect channels. In the United States, we are represented by 19 independent sales representatives and two independent, non-exclusive primary distributors, as well as our own direct sales organization. In addition, we are represented by three catalog distributors. We currently have domestic presences in or near Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Raleigh, North Carolina and Fremont, California.

Internationally, we are represented in Canada, Europe and Asia by our wholly-owned foreign subsidiaries and international support offices in Canada, China, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan and the United Kingdom. In addition to these offices, approximately 37 independent sales representatives and other independent, non-exclusive distributors represent us. Information regarding the percentage of our net sales represented by certain geographies is as follows:

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
United States	22%	26%	25%
China	34%	35%	24%
Singapore	10%	11%	13%
Japan	6%	5%	6%
Germany	9%	1%	3%
Europe (excluding Germany)	7%	13%	19%
Rest of world	12%	9%	10%

Total net sales	100%	100%	100%

We expect international sales to continue to be a significant portion of our net sales in the future. All of our sales to foreign entities are denominated in U.S. dollars. For a detailed description of our sales by geographic regions, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations, Net Sales by Geography” and Part II, Item 8—“Notes to Consolidated Financial Statement, Note 19—Segment and Geographic Information.” For a discussion of the risk factors associated with our foreign operations, see Part I, Item 1A—“Risk Factors—‘Our engagement with foreign customers could cause fluctuations in our operating results, which could materially and adversely impact our business, financial condition and results of operations’.”

We sell our products to distributors and OEMs (or their designated subcontract manufacturers) throughout the world. No OEM customer accounted for 10% or more of our net sales in fiscal year 2011, 2010 or 2009. The following distributor accounted for over 10% of our net sales in the fiscal years indicated:

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Future Electronics Inc. (“Future”)	30%	28%	35%

No other distributor accounted for 10% or more of our net sales in fiscal year 2011, 2010 or 2009.

We work directly with many key customers including, among others, Alcatel-Lucent, Cisco Systems Inc., Delta, EchoStar Corporation, EMC Corporation, Ericsson Inc., Fujitsu Limited, Hewlett-Packard Company, Huawei Technologies Co., Ltd., IBM Corporation, LG Electronics Inc., NEC Corporation, Nokia Siemens Networks, Pace, Panasonic Corporation, Parrot SA, Samsung Electronics Co. Ltd, Tellabs, Inc., United Telecom, and ZTE Corporation.

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

Most of our semiconductor wafers are shipped directly from our foundries to our subcontractors in Asia for wafer test and assembly, where the wafers are cut into individual die and packaged. Independent contractors in China, Indonesia, Malaysia and Taiwan perform most of our assembly work. Final test and quality assurance are performed at our subcontractors’ facilities in Asia or at our Fremont, California facility. All of our primary manufacturing partners are certified to ISO 9001:2000 and are, or we expect soon will be, automotive specification TL16949 compliant.

We will continue to use the turnkey manufacturing model for our acquired Hifn and Galazar products currently in production, with our suppliers delivering fully assembled and tested products based on our proprietary designs.

Research and Development

We believe that ongoing innovation and introduction of new products in our targeted and adjacent markets is essential to sustaining growth. Our ability to compete depends on our ability to offer technologically innovative products on a timely basis. As performance demands and the complexity of ICs have increased, the design and development process has become a multi-disciplinary effort requiring diverse competencies. Our research and development is focused on developing high-performance analog, digital and mixed-signal solutions addressing the high-bandwidth requirements of communications and storage systems OEMs and the high-current, high-voltage requirements of interface and power management OEMs. We make investments in advanced design tools, design automation and high-performance intellectual property libraries while taking advantage of readily available specialty intellectual property through licensing or purchases. We also augment our skill sets and intellectual property through university collaboration, incorporating talent through acquisition and by accessing needed skills with off-campus design centers. We continue to pursue the development of design methodologies that are optimized for reducing design-cycle time and increasing the likelihood of first-time success. As a result of the Hifn acquisition, we now have a substantive research and development presence in the People’s Republic of China (“PRC”) and have a research and development presence in Canada resulting from our acquisitions of Galazar and Neterion. We invested an aggregate of $51.1 million, $48.5 million and $31.8 million on research and development in fiscal years 2011, 2010 and 2009, respectively. For further explanation of our increased expenses in research and development, please see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe that the principal competitive factors in the market segments in which we operate are:

•	time-to-market;

•	product performance, quality, reliability and features;

•	customer support and services;

•	price;

•	rapid technological change;

•	number of design wins released to production;

•	lowering total system cost;

•	product innovation; and

•	compliance with and support of industry standards.

We compete with many other companies and many of our current and potential competitors may have certain advantages over us such as:

•	longer presence in key markets;

•	greater name recognition;

•	stronger financial position and liquidity;

•	more secure supply chain;

•	access to larger customer bases;

•	broader product offerings;

•	deeper engagement with customers; and

•	significantly greater sales, marketing, development, and other resources.

Because IC markets are highly fragmented, we generally encounter different competitors in our various target markets. Competitors with respect to our communications products include Applied Micro Circuits Corporation, Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Mindspeed Technologies, Inc., PMC-Sierra, Inc., TranSwitch Corporation and Vitesse Semiconductor Corporation. Competitors in the datacom and storage market include Cavium Networks, Netlogic Microsystems, Inc. and Comtech Telecommunications Corp. Competitors in the interface market include NXP B.V., Texas Instruments Incorporated, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation and Maxim Integrated Products, Inc. Our primary competitors with respect to our power products include Advanced Analogic

Technologies Incorporated, Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, On Semiconductor Corporation, Pioneer Corporation, Semtech Corporation, Sharp Electronics Corporation, Sony Corporation and Texas Instruments Incorporated. See Part I, Item 1A—“Risk Factors—‘If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share.’”

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

Intellectual Property Rights

To protect our intellectual property, we rely on a combination of patents, mask work registrations, trademarks, copyrights, trade secrets, and employee and third-party nondisclosure agreements. As of March 27, 2011, we have 211 patents issued and 30 patent applications pending in the United States and 79 patents issued and 162 patent applications pending in various foreign countries. Our existing patents will expire between 2012 and 2030, or sooner if we choose not to pay renewal fees. We may also enter into license agreements or other agreements to gain access to externally developed products or technologies. While our intellectual property is critically important, we do not believe that our current or future success is materially dependent upon any one patent.

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

Employees

As of March 27, 2011, we employed 477 full-time employees, with 247 in research and development, 75 in operations, 85 in marketing and sales and 70 in administration. Of the 477 employees, 173 are located in our international offices. See Part I, Item 1A—“Risk Factors—‘We depend in part on the continued service of our key engineering and management personnel and our ability to identify, hire, incentivize and retain qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted.’” None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage due to labor issues.

Executive Officers of the Registrant

Our executive officers and their ages as of May 27, 2011, are as follows:

Name	Age	Position
Pedro (Pete) P. Rodriguez	49	Chief Executive Officer, President and Director
George Apostol	46	Executive Vice President, Engineering and Operations and Chief Technology Officer
Kevin Bauer	51	Vice President and Chief Financial Officer
Chris Dingley	51	Executive Vice President of Worldwide Sales
Diane Hill	54	Vice President, Human Resources
Frank Marazita	55	Senior Vice President of Worldwide Operations and Reliability & Quality Assurance
Thomas R. Melendrez	57	General Counsel, Secretary and Executive Vice President of Business Development
Paul Pickering	51	Executive Vice President of Marketing
Trong Vu	58	Chief Information Officer and Vice President of Information Technology
Jiebing Wang	43	Vice President of Central Engineering and General Manager, China Development Center

Pedro (Pete) P. Rodriguez was appointed our Chief Executive Officer and President in April 2008. He has served as our director since October 2005. Mr. Rodriguez has over 25 years of engineering, sales, marketing and executive management experience in the semiconductor industry. Mr. Rodriguez served, most recently, from June 2007 to April 2008, as Chief Marketing Officer of Virage Logic Corporation, a semiconductor intellectual property supplier for Systems on a Chip (“SoC”). Prior to his appointment at Virage Logic, Mr. Rodriguez served as President, Chief Executive Officer and Director of Xpedion Design Systems, Inc., a private, venture-funded developer of design solutions for Radio Frequency Integrated Circuits (“RFIC”), from May 2000 to August 2006. Mr. Rodriguez held this role for six years until shortly after Xpedion was acquired by Agilent Technologies, Inc. in 2006. Prior to Xpedion, he held various senior management positions in sales and marketing at Escalade Corporation, a provider of software for chip design, and LSI Corporation (formerly LSI Logic Corporation), as well as design engineering, product management and process engineering positions at Aerojet Electronics, Teledyne Microwave and Siliconix Incorporated. Mr. Rodriguez holds an MBA from Pepperdine University, an MSEE from California Polytechnic University and a BS in Chemical Engineering from California Institute of Technology.

George Apostol was appointed our Executive Vice President, Engineering and Operations and Chief Technology Officer in March 2010. Prior to his appointment he was our Chief Technology Officer from May 2008 to February 2010. Mr. Apostol has over 20 years of experience in the systems electronics and semiconductor industries. From May 2005 to May 2008, Mr. Apostol served as Chief Technology Officer and Vice President of Engineering at PLX Technology, Inc., an integrated circuits company. Prior to that, Mr. Apostol was Vice President of Engineering at Audience, Inc., a supplier of audio software and semiconductor systems, from May 2004 to May 2005 and Vice President of Engineering at Brecis

Communications Corporation, the inventor of the popular Multi-service Processor (MSP), from February 2000 to April 2004. Prior to that, he held various senior engineering and management positions at TiVo, Inc., LSI Corporation (formerly LSI Logic Corporation), Silicon Graphics, Inc. and Xerox Corporation. With a strong background designing systems on silicon, he holds several patents in the areas of system bus interface, clocking and buffer management design, and has written and deployed multiple Application-Specification Integrated Circuit (“ASIC”) design productivity tools. Mr. Apostol performed his academic research at the Dana Farber Cancer Institute and Massachusetts Institute of Technology Sloan School of Management and holds a BSEE from Massachusetts Institute of Technology.

Kevin Bauer was appointed our Vice President and Chief Financial Officer in June 2009. Prior to his appointment he was our Corporate Controller from August 2005 to June 2009 and was promoted to Vice President in December 2008. Before that Mr. Bauer was our Operations Controller from February 2001 to August 2005. Previously, Mr. Bauer was Operations Controller at WaferTech LLC (a joint venture semiconductor fabrication plant of Taiwan Semiconductor Manufacturing Company Limited, Altera Corporation, Analog Devices, Inc. and Integrated Silicon Solution, Inc.) from July 1997 to February 2001. Prior to WaferTech, he was at VLSI Technology for ten years where he held a variety of increasingly more senior finance roles culminating in his position as Director, Group Controller-Communications Group. Prior to that he held finance positions at Memorex and Bank of America. Mr. Bauer has over 23 years of finance experience in the semiconductor industry and received an MBA from Santa Clara University and a BS in Business Administration from California Lutheran University.

Chris Dingley was appointed our Executive Vice President of Worldwide Sales in April 2011. Mr. Dingley has over 25 years of semiconductor sales experience. Prior to his appointment at Exar, Mr. Dingley was Vice President of Worldwide Sales at Micrel, Inc., a manufacturer of IC solutions for analog, Ethernet and high bandwidth markets, from July 1997 to April 2011. During his 14 years with Micrel, Mr. Dingley held several additional positions including Director of West Sales and Global Accounts, and Director of Worldwide Channel Sales. Prior to joining Micrel, Mr. Dingley was Distribution Manager for Winbond North America, a supplier of memory ICs, from June 1996 to June 1997. Prior to Winbond, Mr. Dingley held the positions of Area Sales Manager and Distribution Sales Manager with General Instrument from August 1987 to June 1996. Mr. Dingley studied Marketing and Electrical Engineering Technology at Arizona State University.

Diane Hill was appointed our Vice President, Human Resources in April 2010. With over 25 years of human resources experience, including 17 in the semiconductor industry, Ms. Hill is responsible for developing and implementing all global and regional human resources policies and programs at Exar. Since joining us in September 2000, Ms. Hill has held various senior Human Resources positions prior to her current role, including Division Vice President, Director and Senior Manager. Previously, Ms. Hill held various management positions at Daisy Systems Corporation, a manufacturer of computer hardware and software for electronic design automation (EDA), from October 1987 to April 1990 and Teledyne MEC, a subsidiary of Teledyne Technologies, Inc., from August 1979 to October 1987. Ms. Hill holds a BA in Psychology from the University of California at Santa Barbara.

Frank Marazita joined us in March 2010 as our Senior Vice President of Worldwide Operations and Reliability & Quality Assurance. Mr. Marazita has over 30 years of experience in semiconductor manufacturing and his company experience ranges from new startups to well established entities giving him a broad range of skills. Prior to joining us, Mr. Marazita was owner and General Manager for Special-Ops Consulting, a consulting company, from March 2009 to March 2010. Prior to Special-Ops Consulting, Mr. Marazita was Vice President of Worldwide Operations and Finance at Analogix Semiconductor, a privately held fabless semiconductor company, from November 2005 to March 2009. Prior to Analogix, Mr. Marazita held the role of Vice President of Manufacturing and Operations at Brecis Communications Corporation from 2000 to 2005. Prior appointments include Vice President Operations for ATI Technology, HOTRAIL, and Exponential Technology. Additionally Mr. Marazita has held senior Engineering Management Roles at Sun Microsystems, Inc. and National Semiconductor Corporation. Mr. Marazita has been issued seven semiconductor patents and holds a BSEE from Michigan State University.

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

Paul Pickering was appointed our Executive Vice President of Marketing in March 2011. Prior to this appointment, he was our Executive Vice President of Sales and Marketing from March 2010 to March 2011 and our Senior Vice President of Marketing from June 2008 to February 2010. Mr. Pickering has over 28 years of semiconductor marketing and sales experience. Prior to joining us, Mr. Pickering was the Vice President of Field Operations for Innovative Silicon, a venture-capital funded company that developed a pioneering memory—Z-RAM®—technology for stand-alone DRAM and embedded memory applications, from March 2007 to June 2008. Prior to Innovative Silicon, Mr. Pickering was executive vice-president of sales and marketing of Xpedion Design Systems, Inc., a private, venture-funded developer of design solutions for RFIC acquired by Agilent Technologies, Inc. in 2006, from May 2003 to March 2007. Prior to this position, Mr. Pickering worked in senior management sales and marketing roles at Fairchild Semiconductor, Inc., Toshiba America, Inc., LSI Corporation (formerly LSI Logic Corporation), and PMC-Sierra, Inc. Mr. Pickering received a BS in Social Science from the West Chester University of Pennsylvania.

Trong Vu joined us in October 2007 as our Chief Information Officer and Vice President of Information Technology. Mr. Vu has over 25 years of experience with leading semiconductor companies. Prior to joining us, Mr. Vu was founder, CIO and Information Systems consultant of EGIS Systems Inc., a network security company, from April 2002 to October 2007. Prior to EGIS Systems Inc., Mr. Vu held the role of Vice President of Information Technology at Mattson Technology Inc., a designer and manufacturer of semiconductor wafer processing equipment, from 2000 to 2002. Additionally Mr. Vu was Director of IT at LSI Logic and National Semiconductor Corporation from 1981 to 2000. Mr. Vu has a broad background in system integration as well as developing enterprise software. Mr. Vu has also been involved in building computer centers and infrastructure needed for companies to effectively run their worldwide information systems. Mr. Vu received his Bachelor of Information System Management degree from University of San Francisco.

Jiebing Wang was appointed our Vice President of Central Engineering and General Manager, China Development Center in March 2011. Dr. Wang initially joined us in April 2009 as our Vice President of Acceleration Technology and General Manager, China Development Center after the completion of our acquisition of Hifn. Dr. Wang joined Hifn in March 2004 as President of Hifn’s China Operations based in Hangzhou and was promoted to Vice President of Worldwide Engineering and General Manager of Hifn’s China Product Operations in March 2007. Before joining Hifn, Dr. Wang was a founder and CTO of Hangzhou C-Sky Microsystems from 2002 to 2004, where he led the development of a high performance 32-bit embedded CPU. Dr. Wang has held technical positions with Nishan Systems, Philips Semiconductors and Toshiba America from 1998 to 2002. Dr. Wang has extensive technical experiences in the area of networking, security and embedded systems. Dr. Wang earned his Ph.D. in physics from the University of Nevada, and a master’s degree in electrical engineering from Stanford University.

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

Periodic declines or fluctuations in the U.S. dollar, corporate results of operations, interest rates, inflation or deflation, the global impact of sovereign debt, economic trends, actual or feared economic recessions, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters (such as the recent earthquake and tsunami in Japan), volatile energy costs, the outbreak of communicable diseases and other geopolitical factors, have had, and may continue to have, a negative impact on the U.S. and global economies. Volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the U.S. and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

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

•

we may be unable to find suitable investments that are safe or liquid, or that provide a reasonable return resulting in lower interest income or longer investment horizons, and disruptions to capital markets or the banking system may also impair the value of investments or bank deposits we currently consider safe or liquid;

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

•

potential shutdowns or over capacity constraints by our third-party foundries or assembly and test subcontractors could result in longer lead-times, higher buffer inventory levels and degraded on-time delivery performance; and

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of the recent economic downturn;

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization of unabsorbed fixed manufacturing costs;

•	the impact of our revenue recognition policies on reported results; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand as customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-offs of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

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

As of March 27, 2011, Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owned approximately 15% of our common stock, and affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially owned approximately 17% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions enable Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Although we have no reason to believe it to be the case, the interests of these significant stockholders could conflict with our best interests or the interests of the other stockholders. For example, the significant ownership percentages of these two stockholders could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us, regardless of whether the change of control is supported by us and our other stockholders. Conversely, by virtue of their percentage ownership of our stock, Alonim and/or Soros could facilitate a takeover transaction that our board of directors and/or a significant portion of our other stockholders did not approve.

Further, Alonim is an affiliate of Future, our largest distributor, and Pierre Guilbault, the chief financial officer of Future, is a member of our board of directors. These relationships could also result in actual or perceived attempts to influence management to take actions beneficial to Future which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide our distributors because of its relationship with us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

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

Our growth depends in part on our successful continued development and customer acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products; (v) continue to expand our technical and design expertise; (vi) introduce and cost-effectively manufacture new products on a timely basis; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands, to increased functional integration and other changes. Migration from older products to newer products may result in volatility of earnings as revenues from older products decline and revenues from newer products begin to grow.

Products for our customers’ applications are subject to continually evolving industry standards and new technologies. Our ability to compete will depend in part on our ability to identify and ensure compliance with these industry standards. The emergence of new standards could render our products incompatible. We could be required to invest significant time, effort and expense to develop and qualify new products to ensure compliance with industry standards.

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

Strategic equity investments also involve risks associated with third parties managing the funds and the risk of poor strategic choices or execution of strategic and operating plans.

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

In January 2011 Arrow Electronics, Inc. acquired Nu Horizons. It is uncertain at this point what effect, if any, the acquisition may have on our relationship with the combined company going forward. As Nu Horizons is currently one of our two primary distributors, if the relationship were to be terminated or altered in an unfavorable fashion, it could result in a material and adverse effect on our business, financial condition and/or results of operations.

If we are unable to accurately forecast demand for our products, we may be unable to efficiently manage our inventory.

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, either of which can materially and adversely impact our business, financial condition and results of operations. Due to the unpredictability of global economic conditions and increased difficulty in forecasting demand for our products, we could experience an increase in inventory levels.

In instances where we have hub agreements with certain vendors, the inability of our partners to provide accurate and timely information regarding inventory and related shipments of the inventory may impact our ability to maintain the proper amount of inventory at the hubs, forecast usage of the inventory and record accurate revenue recognition which could materially and adversely impact our business, financial conditions and the results of operations.

If our distributors or sales representatives stop selling or fail to successfully promote our products, our business, financial condition and results of operations could be materially and adversely impacted.

We sell many of our products through sales representatives and distributors, many of which sell directly to OEMs, contract manufacturers and end customers. Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us based upon a percentage of their most recent three or six months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could materially and adversely impact our business, financial conditions and results of operations.

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

Under certain circumstances, including a company acquisition or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability to offer equity compensation to as many key employees or in amounts consistent with market practices, as a result of regulations regarding the expensing of equity awards, may also adversely affect our ability to retain key employees, all of whom have been granted equity awards. In addition, competitors may recruit our employees, as is common in the high tech sector. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruiting and training costs.

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times, competition for such employees has been particularly notable in California, Canada and the People’s Republic of China (“PRC”). Further, the PRC historically has different managing principles from Western style management and financial reporting concepts and practices, as well as different banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards, which could materially and adversely impact our business, financial condition and results of operations.

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

Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. In making employment decisions, particularly in the semiconductor industry and the geographies where our employees are located, a key consideration of current and potential employees is the value of the equity awards they receive in connection with their employment. If we are unable to offer employment packages with a competitive equity award component, our ability to attract highly skilled employees would be harmed. In addition, volatility in our stock price could result in a stock option’s exercise price exceeding the market value of our common stock or a deterioration in the value of restricted stock units granted, thus lessening the effectiveness of stock-based awards for retaining and motivating employees. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has declined, may make it more difficult to retain and motivate employees. Consequently, we may not continue to successfully attract and retain key employees, which could have an adverse effect on our business, financial condition and results of operations.

Occasionally, we enter into agreements that expose us to potential damages that exceed the value of the agreement.

We have given certain customers increased indemnification for product deficiencies or intellectual property infringement that is in excess of our standard limited warranty and indemnification provision and could possibly result in greater costs, in excess of the original contract value. In an attempt to limit this liability, we have purchased an errors and omissions insurance policy to partially offset these potential additional costs; however, our insurance coverage could be insufficient in terms of amount and/or coverage to prevent us from suffering material losses if the indemnification amounts are large enough or if there are coverage issues.

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

Sell-through revenue recognition is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our net sales, gross profit, deferred income and allowances on sales to distributors and net income, which could have an adverse effect on our business, financial condition and results of operations.

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

A significant portion of the purchase price for any business combination may be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. As required by U.S Generally Accepted Accounting Principles (“GAAP”), the excess purchase price, if any, over the fair value of these assets less liabilities typically would be allocated to goodwill. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We typically conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. An in-process research and development (“IPR&D”) asset is considered an indefinite-lived intangible asset and is not subject to amortization until the conclusion of development. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D asset will be its new accounting basis. If the fair value of the IPR&D asset exceeds the carrying amount, no adjustment is recorded. Subsequent reversal of a previously recognized impairment loss is prohibited. Once the IPR&D projects have been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D project is abandoned, the carrying amount of the IPR&D project is written off. Intangible assets that are subject to amortization are reviewed for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

The assessment of goodwill and other intangible assets impairment is a subjective process. Estimations and assumptions regarding future performance, results of our operations and comparability of our market capitalization and its net book value will be used. Changes in estimates and assumptions could impact fair value resulting in an impairment, which could materially and adversely impact our business, financial condition and results of operations.

Our business may be materially and adversely impacted if we fail to effectively utilize and incorporate acquired technology.

We have acquired and may in the future acquire intellectual property in order to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks relating to, among other things, successful technical integration into new products, market acceptance of new products and achievement of planned return on investment. Successful technical integration in particular requires a variety of resources which we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skill sets to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs, which could materially and adversely impact our business, financial condition and results of operations.

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

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in losing our design opportunities or causing a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China to market our commodity interface products that could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would adversely affect our operating results and financial condition. To the extent that our competitors offer distributors or sales representatives more favorable terms, these distributors and sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements. If we or our contract partners are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our business, financial condition and results of operations may be materially and adversely affected. Our future competitive performance depends on a number of factors, including our ability to:

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

Our design, development and introduction schedules for new products or enhancements to our existing and future products may not be met. In addition, these products or enhancements may not achieve market acceptance, or we may not be able to sell these products at prices that are favorable, which could materially and adversely affect on our business, financial condition and results of operations.

We depend on third-party subcontractors to manufacture our products. We utilize wafer foundries for processing our wafers and assembly and test subcontractors for manufacturing and testing our packaged products. Any disruption in or loss of foundries or subcontractors’ capacity to manufacture and test our products subjects us to a number of risks, including the potential for an inadequate supply of products and higher materials costs. These risks may lead to delayed product delivery or increased costs, which could materially and adversely impact our business, financial condition and results of operations.

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes, bipolar processes and bipolar-CMOS (“BiCMOS”) processes. Globalfoundries Singapore Pte. Ltd. (f.k.a. Chartered Semiconductor Manufacturing Ltd.) (“Globalfoundries”) manufactures the majority of the CMOS wafers from which the majority of our communications and UART products are produced. Episil Technologies, Inc. (“Episil”), located in Taiwan, and Silan, located in China, manufacture the majority of the CMOS and bipolar wafers from which our power and serial products are produced. High Voltage BiCMOS power products are supplied by Jazz Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we do, from time to time, experience extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

Our foundries manufacture our products on a purchase order basis. We provide our foundries with rolling forecasts of our production requirements; however, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. There can be no assurance that our third-party foundries will allocate sufficient capacity to satisfy our requirements. In addition, we may not continue to do business with our foundries on terms as favorable as our current terms.

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

•

long-term financial and operating stability of the foundries, or their suppliers or subcontractors, and their ability to invest in new capabilities and expand capacity to meet increasing demand, to remain solvent, or to obtain financing in tight credit markets;

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

•	manufacturing quality control or process control issues, including reduced control over manufacturing yields, production schedules and costs and product quality;

•	potential misappropriation of our intellectual property;

•	disruption of transportation to and from Asia where most of our foundries and subcontractors are located;

•	political, civil, labor and economic instability;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and

•	compliance with local or international regulatory requirements.

Additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	our board level product volume may not be attractive to preferred manufacturing partners, which could result in higher pricing or having to qualify an alternative vendor;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	entry into “take-or-pay” agreements; and

•	limited warranties from our subcontractors for products assembled and tested for us.

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

The final determination of our income tax liability may be materially different from our income tax provision, which could have an adverse effect on our business, financial condition and results of operations.

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

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the U.S. Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. Our business, financial condition and results of operations could be materially and adversely impacted if these assessments or any other assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

We have acquired significant Net Operating Loss (“NOL”) carryforwards as a result of our acquisitions. The utilization of acquired NOL carryforwards is subject to the IRS’s complex limitation rules that carry significant burdens of proof. Limitations include certain levels of a change in ownership. As a publicly traded company, such change in ownership by shareholders, such as Future and Soros, may be out of our control. Our eventual ability to utilize our estimated NOL carryforwards is subject to IRS scrutiny and our future results may not benefit as a result of potential unfavorable IRS rulings.

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

Because some of our IC products have lengthy sales cycles, we may experience substantial delays between incurring expenses related to product development and the revenue derived from these products.

A portion of our revenue is derived from selling ICs to communications equipment vendors. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete their design, test and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine months. The customers of communications equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our communications products by our customers. Due to the length of the communications equipment vendors’ product development cycle, the risks of project cancellation by our customers, price erosion or volume reduction are common aspects of such engagements.

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

Earthquakes and other natural disasters, such as the recent earthquake and tsunami in Japan, may damage our facilities or those of our suppliers and customers.

The occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan, could adversely impact our manufacturing and supply chain, our ability to deliver products on a timely basis (or at all) to our customers and the cost of or demand for our products. Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of our other offices, customers and suppliers are in locations which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our offices, our operations could be disrupted. Similarly, a major earthquake or other natural disaster affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

We also lease smaller facilities in Belgium, Canada, China, Japan, Korea, Malaysia, Taiwan and the United States, which are occupied by administrative offices, sales offices, design centers and field application engineers.

Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

During fiscal years 2011, 2010 and 2009, we also leased one additional building in California, totaling approximately 95,700 square feet, which was subleased to a tenant. The sublease began on April 15, 2008 and expired March 31, 2011. In accordance with the lease agreement, the leased building was returned to the lessor on March 31, 2011. For further discussion of this facility and its effect on our financial condition and results of operations, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 8 —“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 15—Lease Financing Obligation.”

ITEM 3.	LEGAL PROCEEDINGS

Information required by this item is set forth in Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 17—Legal Proceedings” of this Annual Report and is incorporated by reference herein.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “EXAR.” The following table set forth the range of high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market.

	Common Stock Price
	High	Low
Fiscal year 2011
Fourth quarter ended March 27, 2011	$7.25	$5.72
Third quarter ended December 26, 2010	7.19	5.73
Second quarter ended September 26, 2010	7.23	5.40
First quarter ended June 27, 2010	7.74	6.69

Fiscal year 2010
Fourth quarter ended March 28, 2010	$7.78	$6.66
Third quarter ended December 27, 2009	7.95	6.30
Second quarter ended September 27, 2009	7.98	6.77
First quarter ended June 28, 2009	7.43	5.70

The closing sales price for our common stock on May 27, 2011, was $6.34 per share. As of May 27, 2011, the approximate number of record holders of our common stock was 269 (not including beneficial owners of stock held in street name).

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

Stock Price Performance

The following table and graph shows a five-year comparison of cumulative total stockholder returns for Exar, The NASDAQ Composite Index, and The NASDAQ Electronic Components Index (SIC code 3670-3679). The table and graph assumed the investment of $100 in stock or index on March 31, 2006 and that all dividends, if any, were reinvested. We have never paid cash dividends on our common stock. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return as of
	March 31, 2006	March 31, 2007	March 30, 2008	March 29, 2009	March 28, 2010	March 27, 2011
Exar Corporation Stock	$100.00	$92.72	$57.63	$43.70	$49.37	$42.16
NASDAQ Composite Index	100.00	106.44	101.14	67.88	107.06	125.30
NASDAQ Electronic Components Index	100.00	90.78	89.71	59.15	94.48	106.53

ITEM 6.	SELECTED FINANCIAL DATA

On March 16, 2010, June 17, 2009, April 3, 2009 and August 25, 2007, we acquired Neterion, Galazar, Hifn and Sipex, respectively. Accordingly, the results of operations of Neterion, Galazar, Hifn and Sipex have been included in our consolidated financial statements since March 17, 2010, June 18, 2009, April 4, 2009 and August 26, 2007, respectively. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 3—Business Combinations.”

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report.

	As of and For the Years Ended
	March 27, 2011(5)	March 28, 2010(4)	March 29, 2009(3)	March 30, 2008(2)	March 31, 2007(1)
Consolidated statements of operations data:
Net sales	$146,005	$134,878	$115,118	$89,743	$68,502
Gross profit	63,997	63,382	50,245	40,112	46,534
Loss from operations	(40,018)	(33,990)	(80,222)	(202,438)	(4,229)
Net income (loss)	(35,668)	(28,110)	(73,036)	(195,879)	8,024

Net income (loss) per share
Basic	$(0.81)	$(0.64)	$(1.70)	$(4.55)	$0.22
Diluted	$(0.81)	$(0.64)	$(1.70)	$(4.55)	$0.22

Shares used in computation of net income (loss) per share:
Basic	44,218	43,584	42,887	43,090	36,255
Diluted	44,218	43,584	42,887	43,090	36,480

Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$200,999	$212,084	$256,343	$268,860	$356,079
Working capital	202,256	208,052	257,179	266,060	357,068
Total assets	298,215	333,314	336,389	424,220	421,174
Long-term obligations	16,399	17,260	16,869	18,091	191
Retained earnings (accumulated deficit)	(234,294)	(198,626)	(170,516)	(97,480)	98,164
Stockholders’ equity	244,579	274,132	292,094	371,077	406,756

(1)	Fiscal year 2007 includes an impairment charge of $1.0 million related to our non-marketable securities; and separation costs of $1.6 million related to the resignations of two former executives.
(2)	Fiscal year 2008 includes $5.4 million of amortization of intangible assets acquired in connection with the Sipex acquisition; $8.8 million of IPR&D written off in connection with the Sipex acquisition; $165.2 million impairment charge on goodwill and other intangible assets; separation expenses of $0.5 million related to our former chief executive officer; and $0.6 million impairment loss related to our non-marketable securities.
(3)	Fiscal year 2009 includes $59.7 million impairment charge on goodwill and other intangible assets; $2.7 million of amortization of intangible assets acquired in connection with the Sipex acquisition; $1.2 million charge for accelerated depreciation on abandoned equipment; and $1.8 million impairment loss related to our investment in marketable and non-marketable securities.
(4)	Fiscal year 2010 includes $7.4 million amortization of intangible assets acquired in connection with the Hifn, Sipex, Galazar and Neterion acquisitions; $2.3 million fair value adjustments of inventories in connection with Hifn and Galazar acquisitions; $6.2 million acquisition related expenses; $0.1 million separation expense related to an executive officer; and $0.3 million impairment loss related to the investment in marketable and non-marketable securities.
(5)	Fiscal year 2011 includes $9.5 million amortization of intangible assets acquired in connection with the Hifn, Sipex, Galazar and Neterion acquisitions; $7.5 million impairment of intangible assets; $3.6 million exit costs related to the decision to exit the 10 Gigabit Ethernet market; and $0.3 million acquisition related costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing and sells highly differentiated silicon, software and subsystem solutions for industrial, telecom, networking and storage applications. Our core expertise in silicon integration, system architecture and software has enabled the development of innovative solutions designed to meet the needs of the evolving connected world. Our product portfolio includes power management and interface components, communications products, storage optimization solutions, network security and applied service processors. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

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

Our international sales consist of sales that are denominated in U.S. dollars. Our international related operations expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currency while our sales are denominated in U.S. dollars. Our operating results are subject to quarterly and annual fluctuations as a result of a variety of factors that could materially and adversely affect our future profitability as described in “Part I, Item 1A. Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”), a developer of 10 gigabit Ethernet (10GbE) controller silicon and card solutions optimized for virtualized environments located in Sunnyvale, California. During the course of fiscal 2011, Exar participated in the 10GbE market and established a limited set of customers but fell short of customer expansion and revenue growth goals for the product line. After assessing our market position, degree of target customer adoption and development roadmap, we announced on March 4, 2011 that we had decided to exit the data center virtualization market and, in connection therewith, had decided to discontinue development of these products. We immediately reduced our resources and began a process to sell assets devoted to the development of these products.

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”), a fabless semiconductor company focused on carrier grade transport over telecom networks based in Ottawa, Ontario, Canada. Galazar’s product portfolio addressed transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks.

On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”), a provider of network- and storage-security and data reduction products located in Los Gatos, California.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. The three fiscal years 2011, 2010 and 2009 are each comprised of 52-week periods. Fiscal year 2012 will consist of 53 weeks. Fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 are also referred to as “2011,” “2010” and “2009” unless otherwise indicated.

EXECUTIVE SUMMARY

During fiscal year 2011 net sales increased eight percent as compared to fiscal 2010. The increase reflects significant growth of our interface and power product lines in the first half of the year followed by significant declines in all product lines in the second half of the year as we, like the semiconductor industry at large, experienced an inventory correction by both distributors and end customers. We expanded our sales channel relationships in 2011 by adding key partners Arrow Electronics, who acquired our second largest distributor Nu Horizons, and Digi-Key Electronics. We introduced 19 new products to our target markets.

During fiscal year 2011 our business was affected by the industry’s inventory correction, and we had to make some difficult strategic decisions. As announced in March 2011, we decided to exit the data center virtualization market and, in connection therewith, to discontinue development of our 10GbE network adapter cards. We entered this market in March 2010 with our acquisition of Neterion and experienced slower market adoption and higher development costs than initially expected. We determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments in these products.

With the start of fiscal year 2012, we are excited about the interest generated by PowerXR, our programmable power management product family, and our new DX family of data security and compression products. We expect to provide samples of our dual channel 10 Gb OTN product, MXP2, this fiscal year. We believe there is significant interest from top tier optical telecom suppliers for MXP2 as it allows them to replace solutions with multiple expensive and power hungry FPGAs. Although our industry can be cyclical and macroeconomics conditions can be uncertain, we believe we are positioned to grow our revenue, gross margins and have significantly reduced operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; (6) long-lived assets; and (7) valuation of business combinations; each of which is addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 2—Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance for Revenue Recognition. Four basic criteria must be met before revenue can be recognized:(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

We derive revenue principally from the sale of our products to distributors and to OEMs or their contract manufacturers. Our delivery terms are primarily FOB shipping point, at which time title and all risks of ownership are transferred to the customer.

Software became an element of our revenue upon the acquisition of Hifn in April 2009. To date, software revenue has been an immaterial portion of our net sales.

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

Our history of actual returns from our non-distributors has not been material and, therefore, the allowance for sales returns for non-distributor customers is not significant.

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

•

Sell-through Basis—Revenue and the related costs of sales are deferred until the resale to the end customer if we grant more than limited rights of return, pricing allowances and/or other concessions or if we cannot reasonably estimate the level of returns and credits issuable (i.e., “sell-through” basis). Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred and are included in deferred income and allowances on sales to distributors in the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred income as sales and cost of sales.

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

Valuation of Inventories

Our policy is to establish a provision for excess inventories, based on the nature of the specific product, that is greater than twelve months of forecasted demand unless there are other factors indicating that the inventories will be sold at a profit after such periods. Among other factors, management considers known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at our primary distributors, past and current market conditions, anticipated demand for our products, changing lead times in the manufacturing process and other business conditions when determining if a provision for excess inventory is required. Should the assumptions used by management in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margins. See Part I, Item 1A. “Risk Factors—‘Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control’.”

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

We must determine the probability that we will be able to utilize our deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We measure and recognize uncertain tax positions in accordance with GAAP, whereby we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the merits of the position. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 18—Income Taxes” for more details about our deferred tax assets and liabilities

Stock-Based Compensation

We compute the fair value of stock options utilizing the Black-Scholes model. Calculating stock-based compensation expense requires the input of highly subjective assumptions. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to the Consolidated Financial Statements, Note 13—Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and equity related transactions during the fiscal year.

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

Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends and significant changes or planned changes in our use of the assets. These factors can also be referred to as triggering events. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets such as goodwill; intangible assets; and property, plant and equipment are considered non-financial assets, and are recorded at fair value only if an impairment charge is recognized.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. We operate with one asset group on an enterprise basis. As a result, we believe the lowest identifiable cash flows reside at the enterprise level.

When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation and/or amortization over the assets’ new, shorter useful lives. See “Goodwill and Other Intangible Asset Impairment” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations below for more details regarding charges associated with the shortening of useful lives of certain intangible assets.

Valuation of Business Combinations

We periodically evaluate potential strategic acquisitions to build upon our existing library of intellectual property, human capital and engineering talent, in order to expand our capabilities in the areas in which we operate or to acquire complementary businesses.

We account for each business combination by applying the acquisition method, which requires (i) identifying the acquiree; (ii) determining the acquisition date; (iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of Exar in the acquiree at their acquisition date fair value; and (iv) recognizing and measuring goodwill or a gain from a bargain purchase.

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

Goodwill is measured and recorded as the amount, by which the consideration transferred, generally at the acquisition date fair value, exceeds the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any non-controlling interest of Exar in the acquiree. To the contrary, if the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any non-controlling interest of Exar in the acquiree exceeds the consideration transferred, it is considered a bargain purchase and we would recognize the resulting gain in earnings on the acquisition date.

In-process research and development (“IPR&D”) assets are considered an indefinite-lived intangible asset and are not subject to amortization until its useful life is determined to be no longer indefinite. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D asset will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off.

Acquisition-related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received, with the exception that the costs to issue debt or equity securities are recognized in accordance with other applicable GAAP.

RESULTS OF OPERATIONS

On April 3, 2009, June 17, 2009 and March 16, 2010, we acquired Hifn, Galazar and Neterion, respectively. Accordingly, the results of operations of Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Net Sales by Product Line

The following table shows net sales by product line in dollars and as a percentage of net sales for the periods indicated (in thousands except percentages):

	March 27, 2011		March 28, 2010		March 29, 2009		2011 vs. 2010 Change	2010 vs. 2009 Change
Net sales:
Communication	$23,159	16%	$24,094	18%	$27,833	24%	(4%)	(13%)
Datacom and storage	16,876	11%	25,259	19%	—	—	(33%)	100%
Interface	76,937	53%	61,908	46%	63,036	55%	24%	(2%)
Power Management	29,033	20%	23,617	17%	24,249	21%	23%	(3%)

Total	$146,005	100%	$134,878	100%	$115,118	100%

Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. Software revenues have been an immaterial portion of our net sales.

Fiscal Year 2011 versus Fiscal Year 2010

Communication

Net sales of communication products, including network access, transmission and network transport products, for fiscal year 2011 decreased $0.9 million as compared to fiscal year 2010 primarily due to lower shipments of our network transport products.

Datacom and Storage

Net sales of datacom and storage products include network access and storage products, encryption, data reduction, packet processing products as well as 10GbE controller silicon and card solutions from the Neterion acquisition. The $16.9 million in net sales in fiscal year 2011 includes $2.7 million in sales of 10GbE controller products. Excluding the sales of 10GbE products, net sales of datacom and storage products for fiscal year 2011 decreased $10.8 million as compared to fiscal year 2010 primarily due to slower demand with an inventory correction at certain OEM customers and discontinued programs at a certain customer.

Interface

Net sales of interface products, including UARTs and serial transceiver products, for fiscal year 2011 increased $15.0 million as compared to fiscal year 2010 primarily due to higher sales of serial transceivers through our Asian distributor channel partners.

Power Management

Net sales of power management products, including DC-DC regulators and LED drivers, for fiscal year 2011 increased $5.4 million as compared to fiscal year 2010 primarily due to higher sales through our Asian distributor channel partners.

Fiscal Year 2010 versus Fiscal Year 2009

Communication

Net sales of communication products, including network access and transmission products and optical products as well as network transport products from the Galazar acquisition, for fiscal year 2010 decreased $3.7 million as compared to fiscal year 2009 and included $2.4 million of additional sales of Galazar products.

Excluding the additional Galazar sales, network access and transmission products for fiscal year 2010 decreased $6.2 million primarily due to decreased customer demand for our SONET products, and a decrease in customer demand for our optical products related to end of life purchase in fiscal year 2009 with a resulting decrease in units sold.

Datacom and Storage

Net sales of datacom and storage products include network access and storage products, encryption, data reduction and packet processing products from the Hifn acquisition as well as 10GbE controller silicon and card solutions from the Neterion acquisition. The $25.3 million in net sales in fiscal year 2010 includes $25.1 million in sales of Hifn products and $0.2 million in sales of Neterion products.

Interface

Net sales of interface products, including UARTs, video, imaging, transceivers and other products for fiscal year 2010 decreased $1.1 million as compared to fiscal year 2009 primarily due to price erosion on certain products.

Power Management

Net sales of power management products, including DC-DC regulators and LED drivers, for fiscal year 2010 decreased $0.6 million as compared to fiscal year 2009 primarily due to decreased customer demand with a resulting decrease in units sold in fiscal year 2010 and price erosion on a limited number of products.

Net Sales by Channel

For fiscal years 2011, 2010 and 2009, approximately 40%, 35% and 44%, respectively, of our net sales were derived from product sales to our two primary distributors, Future Electronics Inc. (“Future”) and Nu Horizons Electronic Corp. (“Nu Horizons”); and approximately 60%; 65% and 56%, respectively, of our net sales were derived from sales to other distributors, OEM customers and other non-distributors.

The following table shows net sales by channel in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 27, 2011		March 28, 2010		March 29, 2009		2011 vs. 2010 Change	2010 vs. 2009 Change
Net sales:
Sell-through distributors	$85,201	58%	$67,565	50%	$68,762	60%	26%	(2%)
Direct and others	60,804	42%	67,313	50%	46,356	40%	(10%)	45%

Total	$146,005	100%	$134,878	100%	$115,118	100%

Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Fiscal Year 2011 versus Fiscal Year 2010

Net sales to our distributors, for which we recognize revenue on the sell-through basis, for fiscal year 2011 increased by $17.6 million. The increase in sales to these distributors was primarily due to higher sales of our interface and power products.

Net sales to direct customers and other distributors for fiscal year 2011 decreased by $6.5 million from fiscal year 2010. This decrease was primarily attributable to the decrease in net sales in our datacom and storage products.

Fiscal Year 2010 versus Fiscal Year 2009

Net sales to our distributors, for which we recognize revenue on the sell-through basis, for fiscal year 2010 decreased by $1.2 million from fiscal year 2009. Net sales to these distributors included $1.1 million in sales of Hifn products. The decrease in sales to these distributors was primarily due to lower sales of our legacy communications and interface products.

Net sales to direct customers and other distributors for fiscal year 2010 increased by $21.0 million from fiscal year 2009 and included $26.6 million in sales of Hifn, Galazar and Neterion products. Net of the acquired products, net sales decreased $5.6 million during the period primarily due to lower sales of our legacy communications products.

Net Sales by Geography

The following table shows net sales by geography in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 27, 2011		March 28, 2010		March 29, 2009		2011 vs. 2010 Change	2010 vs. 2009 Change
Net sales:
Americas	$33,760	23%	$35,223	26%	$28,996	25%	(4%)	21%
Asia	89,140	61%	80,268	60%	61,029	53%	11%	32%
Europe	23,105	16%	19,387	14%	25,093	22%	19%	(23%)

Total	$146,005	100%	$134,878	100%	$115,118	100%

Net sales from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Fiscal Year 2011 versus Fiscal Year 2010

Net sales in Asia in fiscal year 2011 increased $8.9 million as compared to fiscal year 2010 primarily due to higher shipments of our interface and power products.

Net sales in Europe in fiscal year 2011 increased $3.7 million as compared to fiscal year 2010 primarily due to higher shipments of our interface products.

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

Gross Profit

The following table shows gross profit and cost of sales in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 27, 2011		March 28, 2010		March 29, 2009		2011 vs. 2010 Change	2010 vs. 2009 Change
Net sales	$146,005		$134,878		$115,118
Cost of Sales
Cost of Sales	75,922	52%	63,911	47%	61,744	53%	19%	4%
Fair value adjustment of acquired inventories	42	—	2,398	2%	—	—	—	100%
Amortization of acquired intangible assets	6,044	4%	5,187	4%	3,129	3%	17%	66%

Gross profit	$63,997	44%	$63,382	47%	$50,245	44%	1%	26%

Incremental net sales and gross profit from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

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

We believe that gross margin will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, sales mix, manufacturing costs, our ability to leverage fixed operational costs across increased shipment volumes and competitive pricing pressure on our products.

Fiscal Year 2011 versus Fiscal Year 2010

Gross profit as a percentage of net sales for fiscal year 2011 decreased 3 percentage points as compared to fiscal year 2010. The decrease in gross profit as a percentage of sales was primarily due to the write-off of inventory as a result of exiting the 10GbE network interface card market, additional charges for other excess and obsolescence inventory, higher gold costs and product mix.

Stock-based compensation expense recorded in cost of sales was $0.5 million for both fiscal year 2011 and 2010.

Fiscal Year 2010 versus Fiscal Year 2009

Gross profit as a percentage of net sales for fiscal year 2010 increased $13.1 million, or three percentage points, as compared to fiscal year 2009. The increase in gross profit as a percentage of sales was primarily due to sales of the Hifn and Galazar products that typically have higher margins and improved manufacturing efficiency.

Stock-based compensation expense recorded in cost of sales was $0.5 million and $0.6 million for fiscal year 2010 and 2009, respectively.

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 27, 2011		March 28, 2010		March 29, 2009		2011 vs. 2010 Change	2010 vs. 2009 Change
Net sales	$146,005		$134,878		$115,118
R&D expense:
R&D—base	44,355	30%	42,514	31%	28,980	25%	4%	47%
Stock-based compensation	3,241	2%	2,324	2%	1,614	1%	39%	44%
Amortization expense—acquired intangibles	2,292	2%	2,785	2%	798	1%	(18%)	249%
Accelerated depreciation and other	1,210	1%	888	1%	437	1%	36%	103%

Total R&D expense	$51,098	35%	$48,511	36%	$31,829	28%	5%	52%

SG&A expense:
SG&A—base	40,145	27%	39,454	29%	33,991	30%	2%	16%
Stock-based compensation	3,651	3%	3,113	2%	2,725	2%	17%	14%
Amortization expense—acquired intangibles	1,143	1%	697	1%	490	—	64%	42%
Acquisition related costs and other	493	—	5,597	4%	1,756	2%	(91%)	219%

Total SG&A expense	$45,432	31%	$48,861	36%	$38,962	34%	(7%)	25%

Goodwill and other intangible asset impairment	7,485	5%	—	—	59,676	52%	(100)%	(100%)

Incremental net sales and operating expenses from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

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

We believe that research and development expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, higher mask costs in connection with advanced process geometries, increased investment in software development, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

We anticipate that salary related costs associated with the IPR&D project acquired in business combinations will be resourced through our existing workforce.

Fiscal Year 2011 versus Fiscal Year 2010

R&D-base expenses increased $1.8 million, or 4%, as compared to fiscal year 2010. The increase was primarily due to increased labor expenses, software amortization and equipment depreciation associated with the acquisition of Neterion, partially offset by lower mask sets costs and outside services.

In connection with the Hifn acquisition, we assumed a contractual agreement under which certain of our research and development costs are eligible for reimbursement. Amounts collected under this arrangement are offset against research and development expense. During fiscal year 2011, we received $5.0 million for work performed, which was recorded as an offset to research and development expenses. This was a $0.4 million increase as compared to fiscal year 2010.

The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to award based incentives to certain individuals.

The decrease in amortization expense—acquired intangibles as compared to fiscal year 2011 was result of the completion of the amortization period of an underlying intangible asset recorded in the Hifn acquisition.

Accelerated depreciation and other costs for fiscal year 2011 primarily reflect severance payments associated with the exiting of the 10GbE network interface cards market.

Fiscal Year 2010 versus Fiscal Year 2009

R&D-base expenses increased $13.5 million, or 47%, as compared to fiscal year 2009. The increase was primarily due to increased labor expenses, higher mask tooling costs and software amortization and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn and Galazar.

As noted above, in connection with the Hifn acquisition, we assumed a contractual agreement under which certain of our research and development costs are eligible for reimbursement. During fiscal year 2010, Exar received $4.6 million for work performed, which was recorded as an offset to research and development expenses.

The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to new stock option and restricted stock unit grants made to Hifn and Galazar employees joining our company and the incremental costs associated with the employee stock option exchange in November 2008.

The growth in amortization expense—acquired intangibles as compared to fiscal year 2009 primarily relates to the amortization of intangible assets associated with the Hifn and Galazar acquisitions.

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

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions, legal costs, incentives and annual merit increases.

Fiscal Year 2011 versus Fiscal Year 2010

SG&A-base expenses increased $0.7 million, or 2%, as compared to fiscal year 2010. The increase was primarily a result of an accrual for a proposed amount to resolve a lease remediation claim and higher commissions and incentives.

The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to award based incentives to certain individuals and performance-based restricted stock units to our executive staff.

The increase in amortization expense-acquired intangibles relates to intangibles assets recorded in connection with the Neterion acquisition.

Acquisition related costs and other primarily reflect remaining payments on a Neterion facility located in Sunnyvale, California, which was vacated in the first quarter of fiscal 2011.

Fiscal Year 2010 versus Fiscal Year 2009

SG&A-base expenses increased $5.5 million, or 16%, in fiscal year 2010 as compared to fiscal year 2009. The increase was primarily due to increased labor expenses and equipment depreciation due to the growth of our company as a result of the acquisition of Hifn, and to a lesser extent, Galazar.

The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to new stock option and restricted stock unit grants made to Hifn and Galazar employees joining our company and the incremental costs associated with the employee stock option exchange in November 2008.

Acquisition related costs and other increased $3.8 million as compared to fiscal year 2009. The increase was primarily due to higher professional fees that are recorded as expenses related to business combinations and the accelerated depreciation of $0.8 million relating to shortened remaining lives of equipment acquired from Hifn, employee separation costs of $0.8 million, and building exit and moving costs of $0.3 million related to the Hifn Los Gatos facility.

Goodwill and Other Intangible Asset Impairment

Fiscal Year 2011

In the fourth quarter of fiscal year 2011, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal year 2011.

During the fourth quarter of fiscal year 2011, we decided to exit the data center virtualization market, and, in connection therewith, to discontinue development of our 10GbE network interface cards. We determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments in these products. As a result, in the fourth quarter of fiscal year 2011, we abandoned all related in-process research and development. In addition, we began to actively market for sale the related assets of our 10GbE technology, consisting primarily of underlying existing and core technology intangible assets. Charges related to this decision in the fourth quarter of fiscal year 2011 included $7.5 million for the impairment of intangible assets, which is included within the impairment of intangible assets and goodwill line in our consolidated statements of operations.

The intangible asset impairment charge of $7.5 million consists of $0.8 million to write-off abandoned IPR&D and $6.7 million to write-down the carrying value of intangible assets that are held for sale to $0.2 million at March 27, 2011, which represents their estimated fair value less cost to sell based on third party bids received to date. In June 2011, we completed the asset sale process and received $0.2 million, net of selling costs.

Fiscal Year 2010

In the fourth quarter of fiscal year 2010, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no additional measurement was needed and no impairment was recorded for fiscal year 2010.

Fiscal Year 2009

During fiscal year 2009, a rapid and severe deterioration of worldwide economic conditions affected our industry and led customers to scale down their levels of production. As a result of third quarter fiscal year 2009 impairment indicators, we considered the potential impairment of goodwill and other long-lived assets including intangible assets. Indicators that required us to perform an interim impairment review consisted of further weakening in new orders from our customers throughout the third quarter and into the fourth quarter of fiscal year 2009, as well as the uncertainty of the magnitude and duration of the recession and expectations of industry analysts that demand for semiconductors would remain weak until economic conditions improved. In addition, we experienced a significant decline in our stock price that reduced our market capitalization below our net asset carrying value for an extended period of time. As a result of the goodwill and long-lived asset impairment assessments, we recorded a charge totaling $59.7 million in the third quarter of fiscal year 2009. This charge is comprised of $46.2 million related to goodwill and $13.5 million related to intangible assets, which is included in the impairment of intangible assets and goodwill line in the consolidated statements of operations.

Given the impairment indicators discussed above, we performed an interim goodwill impairment analysis during the third quarter of fiscal year 2009 using a combination of the income approach and the market approach. The analysis performed compared the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. Our estimate of the implied fair value of the goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a seven-year period with residual value. The analysis resulted in an impairment charge of approximately $46.2 million, which is included in the impairment of intangible assets and goodwill line in the consolidated statements of operations, that reduced our carrying value of goodwill to zero.

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

The analysis determined that the carrying amount of the intangible assets exceeded the implied fair value and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $13.5 million, which is included in the impairment of intangible assets and goodwill line in the consolidated statements of operations, of which $9.8 million related to existing technology, $1.4 million to patents/core technology, $1.3 million to distributor relationships, $0.9 million to customer relationships and $0.1 million to tradenames/trademarks.

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 27, 2011			March 28, 2010			March 29, 2009		2011 vs. 2010 Change	2010 vs. 2009 Change
Net sales	$146,005			$134,878			$115,118
Interest income and other, net	5,925	4%		7,030	5%		9,693	8%	(16%)	(27%)
Interest expense	(1,258)	(1%	)	(1,296)	(1%	)	(1,253)	(1%)	(3%)	3%
Impairment charges on investments	(62)	—		(317)	—		(1,789)	(2%)	(80%)	(82%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	realized gains or losses on marketable securities.

Fiscal Year 2011 versus Fiscal Year 2010

The $1.1 million, or 16%, decrease in interest income and other, net during fiscal year 2011 as compared to fiscal year 2010 was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments.

Our sublease income for fiscal 2011 was $1.3 million and was related to the sublet of our Hillview facility located in Milpitas, California (the “Hillview Facility”) that was assumed in connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007. The sublease agreement terminated on March 31, 2011 and, as a result, we anticipate interest income and other, net to decrease by $1.3 million in the future.

Fiscal Year 2010 versus Fiscal Year 2009

The $2.7 million, or 27%, decrease in interest income and other, net during fiscal year 2010 as compared to fiscal year 2009 was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments.

Interest Expense

In connection with the Sipex acquisition, we assumed a lease financing obligation related to the Hillview Facility. The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the property, plant and equipment, net line on the consolidated balance sheet. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the long-term lease financing obligations line on our consolidated balance sheet. The effective interest rate is 8.2%. At the end of the lease term, March 31, 2011, the lease obligation was settled by returning the Hillview Facility to the lessor. In fiscal year 2011, we recorded $1.0 million in interest expense related to the Hillview Facility, and with the return of the building to the lessor, we expect that interest expense will decrease by the same amount in the future.

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line on the consolidated statements of operations. Other-than-temporary declines in value of our investments both marketable and non-marketable, judged to be other-than-temporary, are reported in the impairment charges on investments line in the consolidated statements of operations.

In fiscal year 2010, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal year 2010. In the three months ended September 26, 2010, due to further decline in the investment, we recorded an additional other-than-temporary impairment charge of $62,000. In the three months ended December 26, 2010, we sold this investment resulting in an immaterial loss from its adjusted basis.

In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of $0.6 million during fiscal year 2009. In the three months ended March 27, 2011, we sold this investment resulting in an immaterial gain from its adjusted basis.

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invests primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. Any decline in the value of our non-marketable investments is reported in the impairment charges on investments line in the consolidated statements of operations.

We also have a long-term investment in TechFarm Ventures L.P. (“TechFarm Fund”), another venture capital fund that invests primarily in private companies in the telecommunications and/or networking industries, to which we had contributed our total commitment to the fund of $4.0 million in capital since we became a limited partner in May 2001. However, this investment had a carrying amount of zero as of March 27, 2011 and March 28, 2010, reflecting the net of the capital contribution and the cumulative impairment charges.

TechFarm Fund

In fiscal year 2009, we analyzed the fair value of the underlying investment in TechFarm Fund and concluded that the remaining carrying value in TechFarm Fund was other-than-temporarily impaired and recorded an impairment charge of $0.5 million. As such, we reduced the carrying value of our investment in TechFarm Fund to zero.

Skypoint Fund

In fiscal year 2011, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no impairment of the carrying value of our investment in the fund.

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

Provision for Income Taxes

Fiscal Year 2011

Our effective tax rate for fiscal year 2011 was (0.7%). The provision for fiscal year 2011 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to our not benefitting from deferred tax assets as a result of increases in valuation allowances during fiscal year 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
	(dollars in thousands)
Cash and cash equivalents	$15,039	$25,486	$89,002
Short-term investments	185,960	186,598	167,341

Total cash, cash equivalents, and short-term investments	$200,999	$212,084	$256,343

Percentage of total assets	67%	64%	76%
Net cash (used in) provided by operating activities	$(2,962)	$3,641	$3,268
Net cash used in investing activities	(4,731)	(64,594)	(25,038)
Net cash used in financing activities	(2,754)	(2,563)	(11,244)

Net decrease in cash and cash equivalents	$(10,447)	$(63,516)	$(33,014)

Fiscal Year 2011

Operating Activities—Our net loss was $35.7 million in fiscal year 2011. After adjustments for non-cash items and changes in working capital, we used $3.0 million of cash from operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $19.4 million;

•	Intangible assets and goodwill impairment of $7.5 million; and

•	Stock-based compensation expense of $7.4 million.

Working capital changes included:

•	a $4.8 million decrease in accounts receivable primarily due to lower shipments and improved collections;

•

a $7.0 million increase in inventory primarily due to higher material receipts for our datacom and storage and power products in anticipation of higher future shipments of our new products and the impact of the semiconductor industry’s inventory correction; and

•	a $2.8 million decrease in other current and non-current assets primarily as a result of a tax refund.

Investment Activities—In fiscal year 2011, net cash used in investing activities includes net purchases of short-term marketable securities of $0.9 million and $3.7 million in purchases of property, plant and equipment and intellectual property.

Financing Activities—In fiscal year 2011, net cash used in financing activities reflects the $4.0 million repayment of lease financing partially offset by $1.2 million of proceeds associated with our employee stock plans.

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

During fiscal years 2011 and 2010, we did not repurchase any shares of our common stock.

As of March 27, 2011, the remaining authorized amount for share repurchases under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

To date, inflation has not had a significant impact on our operating results.

We anticipate that we will finance our operations with expected cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on our needs and prevailing market conditions.

Fiscal Year 2010

Operating Activities—Our net loss was $28.1 million. After adjustments for non-cash items and changes in working capital, we generated $3.6 million of cash from operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $20.8 million;

•	Stock-based compensation expense of $6.0 million; and

•	Losses on investments of $0.3 million.

Working capital changes included:

•	a $5.1 million increase in accounts receivable primarily due to higher shipments;

•	a $2.5 million increase in accounts payable primarily due to the increased number of vendors and related activity due to acquisitions; and

•	a $4.2 million increase in deferred income and allowances on sales to distributors as our distributors have increased their inventory in response to improving end customer demand.

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

Significant non-cash charges included:

•	Goodwill and other intangible assets impairment charge of $59.7 million;

•	Depreciation and amortization expenses of $14.4 million;

•	Stock-based compensation expense of $4.9 million; and

•	Losses on investments of $1.8 million.

Working capital changes included:

•	a $4.4 million decrease in accounts receivable primarily due to lower shipments in the period;

•	a $3.4 million decrease in accounts payable primarily due to reduced purchases of inventory; and

•	a $1.7 million decrease in deferred income and allowances on sales to distributors as our distributors have reduced their inventory in response to reduced end customer demand.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 27, 2011, we had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Notes to the Consolidated Financial Statements, Note 16—Commitments and Contingencies” for further discussion of our product warranty liabilities and indemnification obligations.

As discussed in “Notes to the Consolidated Financial Statements, Note 16—Commitments and Contingencies”, during the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. We believe that any liability for these indemnities and commitments would not be material to our accompanying consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at March 27, 2011 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments(1)	$16,093	$16,093	$—	$—	$—
Long-term lease financing obligation(2)	2,071	1,681	390	—	—
Lease obligations(3)	7,187	2,614	3,156	1,417	—
Long-term investment commitments (Skypoint Fund)(4)	286	286	—	—	—
Remediation commitment(5)	113	63	10	40	—

Total	$25,750	$20,737	$3,556	$1,457	$—

Note:	The table above excludes the liability for unrecognized income tax benefits of approximately $3.7 million, which includes accrued interest and penalties of approximately $0.3 million as of March 27, 2011, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.
(2)	Includes $2.1 million related to engineering design software licenses purchased under capital leases but excludes approximately $12.2 million final obligation related to settling the Hillview lease by returning the facility to lessor on March 31, 2011.
(3)	Includes $5.7 million related to leased engineering design software licenses and $1.5 million related to office space leased around the world.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon request from the Fund’s General Partner up through June 30, 2011.
(5)	The commitment relates to the environmental monitoring and remediation activities of Micro Power Systems, Inc.

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For fiscal years 2011 and 2010, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity.    We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $193.4 million as of March 27, 2011 and $206.2 million as of March 28, 2010. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of March 27, 2011, the increase or decline in the fair value of the portfolio would not be material. At March 27, 2011, the difference between the fair value and the underlying cost of the investments portfolio was a net unrealized gain of $0.5 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 27, 2011, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities totaling $186.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries at March 27, 2011 and March 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 27, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

San Jose, California

June 10, 2011

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 27, 2011	March 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,039	$25,486
Short-term marketable securities	185,960	186,598
Accounts receivable (net of allowances of $1,165 and $831)	9,776	13,461
Accounts receivable, related party (net of allowances of $358 and $605)	3,194	4,323
Inventories	21,962	15,000
Other current assets	3,562	5,106

Total current assets	239,493	249,974
Property, plant and equipment, net	38,009	42,941
Goodwill	3,184	3,085
Intangible assets, net	15,390	31,957
Other non-current assets	2,139	5,357

Total assets	$298,215	$333,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,794	$9,828
Accrued compensation and related benefits	6,069	6,619
Deferred income and allowances on sales to distributors	4,632	4,227
Deferred income and allowances on sales to distributor, related party	10,680	10,650
Short-term lease financing obligations	1,681	3,540
Other accrued expenses	5,381	7,058

Total current liabilities	37,237	41,922
Long-term lease financing obligations	12,558	13,454
Other non-current obligations	3,841	3,806

Total liabilities	53,636	59,182

Commitments and contingencies (Notes 16 and 17)

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 44,519,663 and 43,839,514 shares outstanding at March 27, 2011 and March 28, 2010, respectively	4	4
Additional paid-in capital	728,139	720,455
Accumulated other comprehensive income (loss)	(287)	1,282
Treasury stock at cost, 19,924,369 shares at March 27, 2011 and March 28, 2010	(248,983)	(248,983)
Accumulated deficit	(234,294)	(198,626)

Total stockholders’ equity	244,579	274,132

Total liabilities and stockholders’ equity	$298,215	$333,314

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Sales:
Net sales	$101,721	$97,676	$74,620
Net sales, related party	44,284	37,202	40,498

Total net sales	146,005	134,878	115,118

Cost of sales:
Cost of sales	54,992	48,728	41,811
Cost of sales, related party	20,972	17,581	19,933
Amortization of purchased intangible assets	6,044	5,187	3,129

Total cost of sales	82,008	71,496	64,873

Gross profit	63,997	63,382	50,245

Operating expenses:
Research and development	51,098	48,511	31,829
Selling, general and administrative	45,432	48,861	38,962
Impairment of intangible assets and goodwill	7,485	—	59,676

Total operating expenses	104,015	97,372	130,467
Loss from operations	(40,018)	(33,990)	(80,222)
Other income and expense, net:
Interest income and other, net	5,925	7,030	9,693
Interest expense	(1,258)	(1,296)	(1,253)
Impairment charges on investments	(62)	(317)	(1,789)

Total other income and expense, net	4,605	5,417	6,651
Loss before income taxes	(35,413)	(28,573)	(73,571)
Provision for (benefit from) income taxes	255	(463)	(535)

Net loss	$(35,668)	$(28,110)	$(73,036)

Loss per share:
Basic and diluted loss per share	$(0.81)	$(0.64)	$(1.70)

Shares used in the computation of loss per share:
Basic and diluted	44,218	43,584	42,887

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid–in- Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 30, 2008	62,216,783	$4	(18,288,021)	$(235,538)	$702,218	$(97,480)	$1,873	$371,077
Comprehensive loss:
Net loss						(73,036)		(73,036)
Other comprehensive income:
Change in unrealized gains on marketable securities, including tax of $485							(1,071)	(1,071)

Total comprehensive loss								$(74,107)

Reclassification of deferred compensation liability					210			210
Issuance of common stock through employee stock plans	635,959				3,518			3,518
Issuance of common stock for vested restricted stock units	117,437
Withholding of common shares for tax obligations on vested restricted stock units	(9,539)				(60)			(60)
Stock-based compensation					4,901			4,901
Acquisition of treasury stock			(1,636,348)	(13,445)				(13,445)

Balance, March 29, 2009	62,960,640	$4	(19,924,369)	$(248,983)	$710,787	$(170,516)	$802	$292,094
Comprehensive loss:
Net loss						(28,110)		(28,110)
Other comprehensive income:
Change in unrealized gains on marketable securities, including tax of $289							480	480

Total comprehensive loss								$(27,630)

Issuance of common stock through employee stock plans	83,553				538			538
Issuance of common stock in connection with Hifn acquisition	418,026				2,709			2,709
Deferred salary option adjustment, net	1,325				20			20
Issuance of common stock for vested restricted stock units	349,409				3			3
Withholding of common shares for tax obligations on vested restricted stock units	(49,070)				(347)			(347)
Tax benefit from stock plans					780			780
Stock-based compensation					5,965			5,965

Balance, March 28, 2010	63,763,883	$4	(19,924,369)	$(248,983)	$720,455	$(198,626)	$1,282	$274,132
Comprehensive loss:
Net loss						(35,668)		(35,668)
Other comprehensive loss:
Change in unrealized gains on marketable securities, including tax of $0							(1,569)	(1,569)

Total comprehensive loss								$(37,237)

Issuance of common stock through employee stock plans	195,087				1,208			1,208
Issuance of common stock in connection with Hifn acquisition	4,196				27			27
Issuance of common stock for vested restricted stock units	619,561
Withholding of common shares for tax obligations on vested restricted stock units	(138,695)				(969)			(969)
Tax benefit from stock plans					37			37
Stock-based compensation					7,381			7,381

Balance, March 27, 2011	64,444,032	$4	(19,924,369)	$(248,983)	$728,139	$(234,294)	$(287)	$244,579

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net loss	$(35,668)	$(28,110)	$(73,036)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Intangible assets impairment and goodwill	7,485	—	59,676
Depreciation and amortization	19,414	20,825	14,446
Stock-based compensation expense	7,381	5,965	4,934
Other than temporary loss on investments	62	317	1,789
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	4,814	(5,121)	4,407
Inventories	(6,962)	6,256	(1,510)
Other current and non-current assets	2,756	(204)	819
Accounts payable	(1,202)	2,473	(3,410)
Accrued compensation and related benefits	(1,495)	(925)	(1,032)
Other accrued expenses	(245)	(2,030)	(2,205)
Income taxes payable	263	—	94
Deferred income and allowance on sales to distributors and related party distributor	435	4,195	(1,704)

Net cash (used in) provided by operating activities	(2,962)	3,641	3,268

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(3,656)	(5,830)	(2,255)
Purchases of short-term marketable securities	(157,609)	(166,229)	(264,087)
Proceeds from maturities of short-term marketable securities	74,459	114,414	199,064
Proceeds from sales of short-term marketable securities	82,294	46,426	42,467
Other investment activities	(219)	(42)	(227)
Acquisition of Neterion, net of cash acquired	—	(8,544)	—
Acquisition of Galazar, net of cash acquired	—	(4,445)	—
Acquisition of Hifn, net of cash acquired	—	(40,344)	—

Net cash used in investing activities	(4,731)	(64,594)	(25,038)

Cash flows from financing activities:
Repurchase of common stock	—	—	(13,445)
Proceeds from issuance of common stock	1,208	541	3,518
Repayment of lease financing obligations	(3,962)	(3,104)	(1,317)

Net cash used in financing activities	(2,754)	(2,563)	(11,244)

Net decrease in cash and cash equivalents	(10,447)	(63,516)	(33,014)

Cash and cash equivalents at the beginning of period	25,486	89,002	122,016

Cash and cash equivalents at the end of period	$15,039	$25,486	$89,002

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with Hifn acquisition	27	2,709	—
Cash paid for income taxes	179	185	164
Cash received from income taxes refund	3,078	—	—
Cash paid for interest	1,289	1,327	1,200
Property, plant and equipment acquired under capital lease	1,808	2,012	2,571

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010 AND MARCH 29, 2009

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

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”), a supplier of 10 Gigabit Ethernet (“GbE”) controller silicon and card solutions optimized for virtualized data centers located in Sunnyvale, California.

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

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation—Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. The three fiscal years 2011, 2010 and 2009 are each comprised of 52-weeks. Fiscal year 2012 will consist of 53 weeks.

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

Business Combinations—The estimated fair value of acquired assets and assumed liabilities and the results of operations of acquired businesses are included in our consolidated financial statements from the effective date of the purchase. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed. (See Note 3—“Business Combinations.”)

Cash and Cash Equivalents—We consider all highly liquid debt securities and investments with maturities of 90 days or less from the date of purchase to be cash and cash equivalents. Cash and cash equivalents also consist of cash on deposit with banks and money market funds.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

Non-Marketable Equity Securities—Non-marketable equity investments are accounted for at historical cost and are presented on our consolidated balance sheets within other non-current assets.

Other-Than-Temporary Impairment—All of our marketable and non-marketable investments are subject to periodic impairment reviews. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary, as follows:

Marketable investments—When the resulting fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time, we perform an evaluation to determine whether the marketable equity security is other than temporarily impaired. The evaluation that we use to determine whether a marketable equity security is other than temporarily impaired is based on the specific facts and circumstances present at the time of assessment, which include significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position and intent and ability to hold a security to maturity or forecasted recovery. Other-than-temporary declines in value of our investments are reported in the impairment charges on investments line in the consolidated statements of operations.

Non-marketable equity investments—When events or circumstances are identified that would likely have a significant adverse effect on the fair value of the investment and the fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time, we perform an impairment analysis. The indicators that we use to identify those events and circumstances include:

•	the investment manager’s evaluation;

•	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;

•	the technological feasibility of the investee’s products and technologies;

•	the general market conditions in the investee’s industry; and

•	the investee’s liquidity, debt ratios and the rate at which the investee is using cash.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, and if so, the investment is written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down. Impairment of non-marketable equity investments is recorded in the impairment charges on investments line in the consolidated statements of operations.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because we have one reporting unit, we utilize the entity-wide approach to assess goodwill for impairment. During our annual goodwill impairment analysis in the fourth quarters of fiscal year 2011 and fiscal year 2010, fair value exceeded carrying value and no impairment was recorded.

In the third quarter of fiscal year 2009, the rapid and severe deterioration of worldwide economic conditions affected our industry and led customers to scale down their levels of production. As a result of these impairment indicators, we considered the potential impairment of goodwill. Indicators that required us to perform an interim impairment review consisted of further weakening in new orders from our customers throughout the third quarter and into the fourth quarter of fiscal year 2009, as well as the uncertainty of the magnitude and duration of the recession as evidenced by industry analysts expectations that demand for semiconductors would remain weak until economic conditions improve. In addition, we experienced a significant decline in our stock price that reduced our market capitalization below our net asset carrying value for an extended period of time. We performed an interim goodwill impairment analysis and recorded a $46.2 million impairment loss that was included in the impairment of intangible assets and goodwill line in the consolidated statements of operations. (See “Note 9—Goodwill and Intangible Assets”).

Long-Lived Assets—We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. These factors can also be referred to as triggering events. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets such as goodwill; intangible assets; and property, plant and equipment are considered non-financial assets, and are recorded at fair value only if an impairment charge is recognized.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. We operate with one asset group on an enterprise basis. As a result, we believe the lowest identifiable cash flows reside at the enterprise level.

When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation and/or amortization over the assets’ new, shorter useful lives.

Substantially all of our property, plant and equipment and other long-lived assets are located in the United States.

In-process research and development—In-process research and development (“IPR&D”) assets are considered indefinite-lived intangible assets and are not subject to amortization until their useful life is

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

determined. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D assets with their carrying values. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D assets will be their new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off.

Income Taxes—Deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition—We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance for Revenue Recognition. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

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

We recognize revenue from each of our distributors using either of the following bases. Once adopted, the basis for revenue recognition for a distributor is maintained unless there is a change in circumstances indicating the basis for revenue recognition for that distributor is no longer appropriate.

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

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

Software became an element of our revenue upon the acquisition of Hifn in April 2009. To date, software revenue has been an immaterial portion of our net sales.

Research and Development Expenses—Research and development costs consist primarily of salaries, employee benefits, mask tooling costs, depreciation, amortization, overhead, outside contractors, facility expenses, and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. In accordance with FASB authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which we define as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs in fiscal years 2011, 2010 and 2009.

In connection with the Hifn acquisition in April 2009, we assumed a contractual agreement under which certain research and development costs are eligible for reimbursement. Amounts collected under this arrangement are offset against research and development expense. During fiscal year 2011 and fiscal year 2010, we received $5.0 million and $4.6 million, respectively, for work performed, which was recorded as an offset to research and development expenses.

Advertising Expenses—We expense advertising costs as incurred. Advertising expenses for fiscal years 2011, 2010 and 2009 were not material.

Comprehensive Income (Loss)—Comprehensive income (loss) includes charges or credits to equity related to changes in unrealized gains or losses on marketable securities, net of taxes. Comprehensive income (loss) for fiscal years 2011, 2010 and 2009 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Foreign Currency—The accounts of foreign subsidiaries are remeasured to U.S. dollars for financial reporting purposes by using the U.S. dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest income and other, net in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are measured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction losses were not material for fiscal years 2011, 2010 and 2009.

Concentration of Credit Risk and Significant Customers—Financial instruments potentially subjecting us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term marketable securities, accounts receivable and long-term investments. The majority of our sales are derived from distributors and manufacturers in the communications, industrial, storage and computer industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit. We maintain allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were insignificant for fiscal years 2011, 2010 and 2009. Our policy is to invest our cash, cash equivalents and short-term marketable securities with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. We do not hold or issue financial instruments for trading purposes.

We sell our products to distributors and OEMs throughout the world. Future Electronics, Inc. (“Future”), a related party, was and continues to be our largest distributor. Future, on a worldwide basis, represented 30%, 28% and 35% of net sales in fiscal years 2011, 2010 and 2009, respectively. No other OEM customer or distributor accounted for 10% or more of our net sales in fiscal year 2011, 2010 or 2009.

Concentration of Other Risks—The majority of our products are currently fabricated at Globalfoundries Singapore Pte. Ltd. (f.k.a. Chartered Semiconductor Manufacturing Ltd.), Episil Technologies Inc. (“Episil”) in Taiwan, and Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in the People’s Republic of China (“PRC”), and are assembled and tested by other third-party subcontractors located in Asia. A significant disruption in the operations of one or more of these subcontractors would impact the production of our products for a substantial period of time which could have a material adverse effect on our business, financial condition and results of operations.

Fair Value of Financial Instruments—We estimate the fair value of our financial instruments by using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of our carrying values of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued liabilities at March 27, 2011, March 28, 2010 and March 29, 2009 was not materially different from the carrying values presented in the consolidated balance sheets due to the relatively short periods to maturity of the instruments.

Stock-Based Compensation—The estimated fair value of the equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, forfeiture rate, expected term and risk-free interest rate. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the prior years. In addition, we follow the “with-and-without” intra-period allocation approach in our tax attribute calculations.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Recent Accounting Pronouncements

In December 2010, the FASB issued an update to its existing guidance on goodwill and other intangible assets. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which is beginning March 28, 2011 for us. We are currently evaluating the impact of implementing this guidance on our business, financial condition and results of operations.

In January 2010, the FASB Emerging Issues Task Force issued new authoritative guidance addressing certain measurements and disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements. We are currently evaluating the impact of implementing the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements on our financial position and result of operations, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Historically, we have not held investments with Level 3 fair value measurements.

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

Goodwill is measured and recorded as the amount by which the consideration transferred, generally at the acquisition date fair value, exceeds the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any non-controlling interest of Exar in the acquiree. To the contrary, if the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any non-controlling interest of Exar in the acquiree exceeds the consideration transferred, it is considered a bargain purchase and we would recognize the resulting gain in earnings on the acquisition date.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

Acquisition of Neterion

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”), a supplier of 10 GbE controller silicon and card solutions optimized for virtualized data centers based in Sunnyvale, California. Neterion’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 17, 2010.

Consideration

We paid approximately $2.3 million in cash for Neterion, representing the fair value of total consideration transferred.

Acquisition-Related Costs

Acquisition-related costs relating to Neterion, which are included in the selling, general and administrative line on the consolidated statement of operations, were not material in fiscal year 2011. In fiscal year 2010, we recorded $0.5 million in acquisition-related costs relating to Neterion.

Restructuring Costs

For disclosure regarding restructuring costs, see “Note 7—Restructuring & Other” contained herein.

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

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

Subsequent to the Neterion acquisition, there were no adjustments to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on March 16, 2010.

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

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

Acquired In-Process Research and Development—The IPR&D project underway at Neterion at the acquisition date related to the X3500 product series and as of such acquisition date had incurred approximately $2.9 million in expense. This project was abandoned in March 2011 when we exited the 10 GbE market, resulting in a charge of $0.8 million in fiscal year 2011. (See “Note 9—Goodwill and Intangible Assets”).

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

Consideration

We paid approximately $5.0 million in cash for Galazar, representing the fair value of total consideration transferred. This amount included approximately $1.0 million contingent consideration that, for the purposes of valuation, was assigned a 95% probability or a fair value of $0.95 million. This payment was contingent on Galazar achieving a project milestone within a twelve-month period following the close of the transaction. This milestone was met during the three months ended December 27, 2009 and $1.0 million was paid in cash. The additional $50,000 was expensed and included in the research and development line on the consolidated statement of operations for fiscal year 2010.

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Galazar are included in the selling, general and administrative line on the consolidated statement of operations. No acquisition-related costs relating to Galazar were incurred during fiscal year 2011. In fiscal year 2010, we recorded $0.9 million in acquisition-related costs relating to Galazar.

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

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

Subsequent to the Galazar acquisition, there were no adjustments to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on June 17, 2009.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Acquired In-Process Research and Development—The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product and as of such acquisition date had incurred approximately $2.3 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $12.0 million, based on the project development timeline and resource requirements, and is expected to be completed by February 2012. The percentage of completion for the project was estimated at 51% at the acquisition date.

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

Acquisition-Related Costs

Acquisition-related costs, or deal costs, relating to Hifn are included in the selling, general and administrative line on the consolidated statement of operations. Acquisition-related costs incurred in fiscal year 2011 relating to Hifn were not material. In fiscal year 2010, we incurred $3.8 million of acquisition-related costs relating to Hifn.

Purchase Price Allocation

The allocation of the purchase price to Hifn’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition. Subsequent to the acquisition, we recorded $1.0 million in restructuring expenses relating to Hifn for fiscal year 2010, relating to severance and a building lease obligation in Los Gatos, California. Severance costs relating to Hifn incurred during fiscal year 2011 were immaterial.

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

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

Subsequent to the Hifn acquisition, there were no adjustments to the fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed on April 3, 2009.

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

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

Intangible assets—The fair value of existing technology, patents/core technology, in-process research and development, customer relationships, tradenames/trademarks, order backlog and research and development reimbursement contract were determined using the income approach, which discounted expected future cash flows to present value, taking into account multiple factors including, but not limited to, the stage of completion, estimated costs to complete, utilization of patents and core technology, the risks related to successful completion, and the markets served. The cash flows were discounted at rates ranging from 5% to 30%. The discount rate used to value the existing intangible assets was 14%.

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

NOTE 4.    BALANCE SHEET DETAILS

Our property, plant and equipment consisted of the following (in thousands) as of the dates indicated:

	March 27, 2011	March 28, 2010
Land	$11,960	$11,960
Building	24,398	24,022
Machinery and equipment	46,863	46,040
Software and licenses	37,785	35,543

Property, plant and equipment, total	121,006	117,565
Accumulated depreciation and amortization	(82,997)	(74,624)

Total property, plant and equipment, net	$38,009	$42,941

Depreciation and amortization expense for fiscal years 2011, 2010 and 2009 was $9.1 million, $9.5 million and $8.4 million, respectively.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Our inventories consisted of the following (in thousands) as of the dates indicated:

	March 27, 2011	March 28, 2010
Work-in-progress and raw materials	$12,068	$9,318
Finished goods	9,894	5,682

Total inventories	$21,962	$15,000

Our other accrued expenses consisted of the following (in thousands) as of the dates indicated:

	March 27, 2011	March 28, 2010
Accrued legal and professional services	$1,630	$4,063
Accrued sales and marketing expenses	1,036	878
Accrued manufacturing expenses, royalties and licenses	1,873	1,584
Accrued restructuring expenses	288	239
Other	554	294

Total other accrued expenses	$5,381	$7,058

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Our investment assets, measured at fair value on a recurring basis, as of March 27, 2011 were as follows (in thousands, except for percentages):

	Level 1	Level 2	Total
Assets:
Money market funds	$7,403	$—	$7,403	4%
U.S. Treasury securities	20,726	—	20,726	10%
Asset-backed securities	—	24,242	24,242	13%
Agency mortgage-backed securities	—	35,565	35,565	18%
Agency pool mortgage-backed securities	—	3,522	3,522	2%
Corporate bonds and notes	—	78,588	78,588	41%
Government and agency bonds	—	23,317	23,317	12%

Total investment assets	$28,129	$165,234	$193,363	100%

Our investment assets, measured at fair value on a recurring basis, as of March 28, 2010 were as follows (in thousands, except for percentages):

	Level 1	Level 2	Total
Assets:
Money market funds	$19,616	$—	$19,616	9%
U.S. Treasury securities	15,839	—	15,839	8%
Asset-backed securities	—	17,801	17,801	9%
Agency mortgage-backed securities	—	42,514	42,514	21%
Agency pool mortgage-backed securities	—	4,413	4,413	2%
Corporate bonds and notes	—	62,122	62,122	30%
Government and agency bonds	—	43,909	43,909	21%

Total investment assets	$35,455	$170,759	$206,214	100%

Our cash, cash equivalents and short-term marketable securities as of March 27, 2011 and March 28, 2010 were as follows (in thousands):

	March 27, 2011	March 28, 2010
Cash and cash equivalents
Cash in financial institutions	$7,636	$5,870

Cash equivalents
Money market funds	7,403	19,616

Total cash and cash equivalents	$15,039	$25,486

Short-term marketable securities
U.S. government and agency securities	$44,043	$59,747
Corporate bonds and commercial paper	78,588	62,122
Asset-backed securities	24,242	17,801
Mortgage-backed securities	39,087	46,928

Total short-term marketable securities	$185,960	$186,598

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income (loss) within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the impairment charges on investments line on the consolidated statements of operations.

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line on the consolidated statements of operations.

Our net realized gains (losses) on marketable securities were as follows for the periods indicated (in thousands):

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Gross realized gains	1,271	599	783
Gross realized losses	(1,173)	(550)	(205)

Net realized gains	$98	$49	$578

The following table summarizes our investments in cash equivalents and marketable securities as of March 27, 2011 and March 28, 2010 (in thousands):

	March 27, 2011
	Amortized Cost	Unrealized			Fair Value
		Gross Gains(1)	Gross Losses(1)	Net Gain (Loss)(1)
Money market funds	$7,403	$—	$—	$—	$7,403
U.S. government and agency securities	44,117	145	(219)	(74)	44,043
Corporate bonds and commercial paper	77,957	694	(63)	631	78,588
Asset and mortgage-backed securities	63,370	172	(213)	(41)	63,329

Total investments	$192,847	$1,011	$(495)	$516	$193,363

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

	March 28, 2010
	Amortized Cost	Unrealized			Fair Value
		Gross Gains(1)	Gross Losses(1)	Net Gain (Loss)(1)
Money market funds	$19,616	$—	$—	$—	$19,616
U.S. government and agency securities	58,943	835	(31)	804	59,747
Corporate bonds and commercial paper	61,240	900	(18)	882	62,122
Asset and mortgage-backed securities	64,329	496	(96)	400	64,729

Total investments	$204,128	$2,231	$(145)	$2,086	$206,214

(1)	Gross of tax impact

The asset-backed securities are comprised primarily of premium tranches of auto loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of the date of this Annual Report, we have sufficient liquidity and do not intend to sell these securities to fund normal operations nor realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and accretion of discounts to maturity and such accretion/amortization is included in the interest income and other, net line in the consolidated statement of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the accumulated other comprehensive income (loss) line in the consolidated balance sheets. As of March 27, 2011, there was approximately $0.3 million of net unrealized losses including tax expense from our level 1 and level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Other-than-temporary declines in value of our investments are reported in the impairment charges on investments line in the consolidated statements of operations.

In fiscal year 2010, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from a AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal year 2010. In the three months ended September 26, 2010, due to further decline in the investment, we recorded an additional other-than-temporary impairment charge of $62,000. In the three months ended December 26, 2010, we sold this investment resulting in an immaterial loss from its adjusted basis.

In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As a result of Lehman’s bankruptcy filing, we recorded an other-than-temporary impairment charge of $0.6 million during fiscal year 2009. In the three months ended March 27, 2011, we sold this investment resulting in an immaterial gain from its adjusted basis.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at March 27, 2011 and March 28, 2010 by expected maturity were as follows (in thousands):

	March 27, 2011		March 28, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$78,378	$78,684	$108,812	$109,562
Due in 1 to 5 years	114,469	114,679	95,316	96,652

Total	$192,847	$193,363	$204,128	$206,214

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of March 27, 2011 and March 28, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 27, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$25,936	$(219)	$325	$(4)	$26,261	$(223)
Corporate bonds and commercial paper	16,516	(63)	1,948	(9)	18,464	(72)
Asset and mortgage-backed securities	34,143	(200)	—	—	34,143	(200)

Total	$76,595	$(482)	$2,273	$(13)	$78,868	$(495)

	March 28, 2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$5,399	$(31)	$—	$—	$5,399	$(31)
Corporate bonds and commercial paper	8,851	(18)	—	—	8,851	(18)
Asset and mortgage-backed securities	23,802	(69)	353	(27)	24,155	(96)

Total	$38,052	$(118)	$353	$(27)	$38,405	$(145)

NOTE 6.    RELATED PARTY TRANSACTION

Affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of March 27, 2011. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Future’s contribution to our total net sales were as follows for the periods indicated:

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Future	30%	28%	35%

Future’s expenses for marketing promotional materials reimbursed were as follows for the periods indicated (in thousands):

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Future	$28	$8	$52

NOTE 7.    RESTRUCTURING & OTHER

During the fourth quarter of fiscal year 2011, we decided to exit the data center virtualization market, and, in connection therewith, to stop development of our 10GbE network interface cards. We determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments in these products. As a result, in the fourth quarter of fiscal year 2011 we abandoned all related in-process research and development. In addition, we began to actively market for sale the related assets of our 10GbE technology, consisting primarily of underlying existing and core technology intangible assets. Charges related to this decision in the fourth quarter of fiscal year 2011 totaled approximately $11.1 million and included $7.5 million for the impairment of intangible assets, which is included within the impairment of intangible assets and goodwill line in our consolidated statements of operations, $2.1 million for the write-off of inventory, which is included within the cost of sales line in our consolidated statements of operations, and $1.2 million in severance related costs, which is included primarily within the research and development line in our consolidated statements of operations. The majority of the severance related costs were paid out in fiscal year 2011.

The intangible asset impairment charge of $7.5 million consists of $0.8 million to the write-off abandoned IPR&D acquired in the Neterion acquisition and $6.7 million to write-down the carrying value of intangible assets that are held for sale to $0.2 million at March 27, 2011, which represents their estimated fair value less costs to sell based on third-party bids received to date.

During the quarter ended December 26, 2010, we vacated our facility in Framingham, Massachusetts and recorded a restructuring reserve of $134,000 for the remaining payments owed on this site. We expect this balance to be paid by November 2011 when the lease expires.

In connection with the Neterion acquisition in March 2010, we assumed a lease obligation for a facility in Sunnyvale, California. We vacated the facility in May 2010 and recorded a restructuring reserve of approximately $234,000, during the quarter ended June 27, 2010, for the remaining payments due on this site. This balance is expected to be paid by August 2011 when the lease expires.

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then current economic

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

conditions. These costs were accounted for as liabilities assumed as part of the business combination. The costs remaining as of March 27, 2011 and March 28, 2010 relate to office space in Belgium that has been vacated but is under lease until March 2012 and were $81,000 and $209,000, respectively.

Our restructuring liabilities were included in the other accrued expenses line in our consolidated balance sheets, and the activities affecting the liabilities for fiscal year 2011 are summarized as follows (in thousands):

Facility Costs
Balance at March 28, 2010	$239
Payments	(318)
Additional accruals	367

Balance at March 27, 2011	$288

NOTE 8.    LONG-TERM INVESTMENT

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

Our investment in TechFarm Ventures L.P. (“TechFarm Fund”), to which we contributed our total commitment to the fund of $4.0 million in capital since we became a limited partner in May 2001, had a carrying amount of zero as of March 27, 2011 and March 28, 2010, reflecting the net of the capital contribution and the cumulative impairment charges.

As of March 27, 2011 and March 28, 2010, our long-term investments balances, which are included in the other non-current assets line on the consolidated balance sheet, were as follows (in thousands):

	March 27, 2011	March 28, 2010
Skypoint Fund	$1,563	$1,440

We have made $4.7 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $186,000 and $41,000 to the fund during fiscal years of 2011 and 2010, respectively. As of March 27, 2011, we have a remaining potential capital commitment of approximately $0.3 million should the general partner decide to request it up to June 30, 2011.

The carrying amount of $1.6 million reflects the net of the capital contributions, cumulative impairment charges and capital distributions. We received capital distributions of $63,000 and $36,000, respectively, during fiscal year 2011 and fiscal year 2010.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Impairment

We analyzed the fair value of the underlying investments of Skypoint Fund and TechFarm Fund and concluded portions of the carrying value were other-than-temporarily impaired and recorded impairments for fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 as follows (in thousands):

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Skypoint Fund	$—	$226	$737
TechFarm Fund(1)	—	—	466

(1)	TechFarm Fund has had a carrying amount of zero since March 29, 2009.

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

In the fourth quarter of fiscal year 2011, we conducted our annual impairment review comparing the fair value of our one reporting unit with its carrying value. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal year 2011.

In the fourth quarter of fiscal year 2010, we conducted our annual impairment review comparing the fair value of our one reporting unit with the carrying value. Based on the results at the time of our analysis, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal year 2010.

In the third quarter of fiscal year 2009, the rapid and severe deterioration of worldwide economic conditions affected our industry and led customers to scale down their levels of production. As a result of these impairment indicators, we considered the potential impairment of goodwill. Indicators that required us to perform an interim impairment review consisted of further weakening in new orders from our customers throughout the third quarter and into the fourth quarter of fiscal year 2009, as well as the uncertainty of the magnitude and duration of the recession as evidenced by industry analysts expectations that demand for semiconductors would remain weak until economic conditions improve. In addition, we experienced a significant decline in our stock price that reduced our market capitalization below our net asset carrying value for an extended period of time. We performed an interim goodwill impairment analysis and recorded a $46.2 million impairment loss that was included in the impairment of intangible assets and goodwill line in the consolidated statements of operations.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

The changes in the carrying amount of goodwill for fiscal years 2011 and 2010 were as follows (in thousands):

Amount
Balance as of March 29, 2009	$—
Goodwill addition in connection with the Hifn acquisition	2,249
Goodwill addition in connection with the Galazar acquisition	372
Goodwill addition in connection with the Neterion acquisition	464

Balance as of March 28, 2010	$3,085
Goodwill additions, impairments and adjustments	99

Balance as of March 27, 2011	3,184

Intangible Assets

Our purchased intangible assets at March 27, 2011 and March 28, 2010 were as follows (in thousands):

	March 27, 2011			March 28, 2010
	Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$33,613	$(22,095)	$11,518	$35,621	$(15,734)	$19,887
Patents/Core technology	3,906	(2,340)	1,566	4,492	(1,688)	2,804
In-process research and development	300	—	300	2,200	—	2,200
Research and development reimbursement contract	4,500	(4,500)	—	4,500	(2,496)	2,004
Customer backlog	1,400	(1,400)	—	1,400	(1,325)	75
Distributor relationships	1,264	(1,019)	245	1,264	(919)	345
Customer relationships	2,905	(1,424)	1,481	4,670	(777)	3,893
Non-compete agreement	77	(77)	—	100	(3)	97
Tradenames/Trademarks	1,025	(745)	280	1,077	(425)	652

Total	$48,990	$(33,600)	$15,390	$55,324	$(23,367)	$31,957

(1)	The carrying amount as of March 27, 2011 is presented net of intangible asset impairment charges of approximately $7.5 million and $13.5 million recorded during fiscal year 2011 and fiscal year 2009, respectively.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Although the assumptions used in projecting future revenues and gross margins are consistent with those used in our annual strategic planning process, intangible asset impairment charges might be required in future periods if our assumptions are not achieved.

IPR&D assets are considered indefinite-lived intangible assets and are not subject to amortization until their useful life is determined. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

During the fourth quarter of fiscal year 2011, we decided to exit the data center virtualization market, and, in connection therewith, to stop development of our 10GbE network interface cards. We determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments in these products. As a result, in the fourth quarter of fiscal year 2011 we abandoned all related in-process research and development. In addition, we began to actively market for sale the related assets of our 10GbE technology, consisting primarily of underlying existing and core technology intangible assets. Charges related to this decision in the fourth quarter of fiscal year 2011 included $7.5 million for the impairment of intangible assets, which is included within the impairment of intangible assets and goodwill line in our consolidated statements of operations.

The intangible asset impairment charge of $7.5 million consists of $0.8 million to the write-off abandoned IPR&D acquired in the Neterion acquisition and $6.7 million to write-down the carrying value of intangible assets that are held for sale to $0.2 million at March 27, 2011, which represents their estimated fair value less costs to sell based on third-party bids received to date. In June 2011, we completed the asset sale process and received $0.2 million, net of selling costs.

As noted in the Goodwill discussion above, in the third quarter of fiscal year 2009, there were certain events that gave rise to impairment indicators and as a result we analyzed our long-lived assets for impairment. The analysis determined that the carrying amount of the intangible assets exceeded the implied fair value under the test for impairment and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $13.5 million, which is included in the impairment of intangible assets and goodwill line in the consolidated statements of operations of which $9.8 million related to existing technology, $1.4 million to patents/core technology, $1.3 million to distributor relationships, $0.9 million to customer relationships and $0.1 million to tradenames/trademarks.

The aggregate amortization expenses for our purchased intangible assets for fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 were as follows (in thousands, except weighted average lives):

	Weighted Average Lives	March 27, 2011	March 28, 2010	March 29, 2009
	(in months)	(in thousands)
Existing technology	65	$6,361	$4,936	$4,281
Patents/Core technology	61	652	499	408
In-process research and development	63	—	—	—
Research and development reimbursement contracts	24	2,004	2,496	—
Customer backlog	6	75	985	—
Distributor relationships	72	100	102	280
Customer relationships	80	647	317	159
Non-compete agreement	15	74	3	—
Tradenames/Trademarks	35	320	275	52

Total		$10,233	$9,613	$5,180

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Fiscal Year	Amount
2012	$5,152
2013	4,468
2014	3,886
2015	1,362
2016	426
2017 and thereafter	96

Total estimated amortization	$15,390

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

A summary of our loss per share for the three fiscal years of 2011, 2010 and 2009 was as follows (in thousands, except per share amounts):

	March 27, 2011	March 28, 2010	March 29, 2009
Net loss	$(35,668)	$(28,110)	$(73,036)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	44,218	43,584	42,887
Dilutive effect of stock options and restricted stock units	—	—	—

Shares used in computation of diluted loss per share	44,218	43,584	42,887

Loss per share—basic and diluted	$(0.81)	$(0.64)	$(1.70)

Options to purchase shares of common stock and unvested restricted stock units for shares of common stock were excluded from our loss per share calculation under the treasury stock method for the periods presented and were as follows (in thousands):

	March 27, 2011(1)	March 28, 2010(1)	March 29, 2009(1)
Options and RSUs	316	337	214

(1)	As we incurred a net loss, we did not consider the impact of potentially dilutive instruments in the weighted average number of shares calculation as their inclusion would have been anti-dilutive. Had we had income for these periods, our diluted shares would have increased by the aforementioned amount.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

The following shares were not included in the computation of diluted shares outstanding because they were anti-dilutive under the treasury stock method (in thousands, except per share amounts):

	March 27, 2011		March 28, 2010		March 29, 2009
	Shares	Prices	Shares	Prices	Shares	Prices
Options	6,187	$5.44 - $86.10	4,800	$7.08 - $86.10	4,500	$5.44 - $86.10
Warrants	280	9.63	280	9.63	280	9.63
RSUs	—	—	3	7.03	56	7.12

Total	6,467		5,083		4,836

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

During fiscal years 2011 and 2010, we did not repurchase any shares of our common stock.

As of March 27, 2011, the remaining authorized amount for share repurchases under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

NOTE 12.    EMPLOYEE BENEFIT PLANS

Exar Savings Plan

The Exar Savings Plan, as amended and restated, covers our eligible U.S. employees. The Exar Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as matching contributions from the company based on the achievement of specified operating results.

Our matching contributions to the plan for the three fiscal years of 2011, 2010 and 2009 were as follows (in thousands):

	March 27, 2011	March 28, 2010	March 29, 2009
Matching contributions	$404	$442	$336

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Executive and Employee Incentive Compensation Programs

Our incentive compensation programs provide for incentive awards for substantially all employees based on the achievement of personal objectives and our operating performance results. Our incentive compensation programs may be amended or discontinued at the discretion of our board of directors.

Our paid and unpaid incentive compensation for the three fiscal years of 2011, 2010 and 2009 were as follows (in thousands):

	March 27, 2011	March 28, 2010	March 29, 2009
Paid incentive compensation	$—	$118	$468
Unpaid incentive compensation	—	118	300

NOTE 13.    STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	Shares of Common Stock	Weighted Average Price
Authorized to issue:	4,500	—

Reserved for future issuance:
Fiscal year ending March 27, 2011	1,480	—
Fiscal year ending March 28, 2010	1,549	—

Issued:
Fiscal year ending March 27, 2011	69	$6.41
Fiscal year ending March 28, 2010	59	6.64
Fiscal year ending March 29, 2009	56	7.08

Equity Incentive Plans

We currently have three equity incentive plans including the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and two other equity plans assumed upon our August 2007 acquisition of Sipex: the Sipex Corporation Amended and Restated 2002 Non-Statutory Stock Option Plan and the Sipex Corporation 2006 Equity Incentive Plan (collectively, the “Sipex Plans”). The Sipex Corporation 2000 Non-Qualified Stock Option Plan expired October 31, 2010.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At March 27, 2011, there were 6.0 million shares available for future grant under all our equity incentive plans.

The following table summarizes information about our stock options outstanding at March 27, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of March 27, 2011	Weighted Average Remaining Contractual Terms (in years)	Weighted Average Exercise Price	Number Exercisable As of March 27, 2011	Weighted Average Exercise Price
$ 3.60 - $6.16	1,224,948	5.40	$5.98	171,108	$5.81
6.22 - 6.97	1,194,542	4.86	6.60	367,666	6.55
7.00 - 7.48	1,281,850	5.37	7.27	252,997	7.33
7.56 - 8.57	1,502,177	4.24	8.25	862,936	8.31
8.81 - 18.00	525,947	2.84	12.70	502,962	12.69

	5,729,464	4.74	$7.61	2,157,669	$8.72

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

We have used the following weighted average assumptions to calculate the fair values of options granted during the years presented:

	March 27, 2011	March 28, 2010	March 29, 2009
Expected term of options (years)	4.4	4.7 – 4.9	4.6 – 4.8
Risk-free interest rate	1.3 – 2.0%	2.1 – 2.5%	1.7 – 3.2%
Expected volatility	39 – 40%	37 – 38%	30 – 38%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$2.28	$2.43	$2.56

Stock Option Activities

A summary of stock option transactions during the periods indicated for all stock option plans was as follows:

	Outstanding Options / Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)	In-the-money Options Vested and Exercisable (in millions)
Balance at March 30, 2008	5,086,297	$13.23	3.85	$2,383	0.7
Granted	2,152,475	7.92
Exercised	(579,142)	5.38
Cancelled	(2,526,228)	16.18
Forfeited	(727,311)	11.07

Balance at March 29, 2009	3,406,091	$9.48	5.37	$129	0.2
Granted	2,687,450	6.81
Exercised	(26,343)	5.63
Cancelled	(262,629)	14.22
Forfeited	(459,065)	8.49

Balance at March 28, 2010	5,345,504	$8.01	5.38	$1,882	0.2
Granted	2,113,190	6.60
Exercised	(125,920)	6.07
Cancelled	(308,595)	11.02
Forfeited	(1,294,715)	6.93

Balance at March 27, 2011	5,729,464	$7.61	4.74	$147	0.1

Vested and expected to vest at March 27, 2011	5,482,432	$7.65	4.70	$138

Vested and exercisable at March 27, 2011	2,157,669	$8.72	3.79	$51

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $6.08, $7.32 and $6.17 as of March 27, 2011, March 28, 2010 and March 29, 2009, respectively. These were the amounts which would have been received by option holders if all option holders exercised their options as of that date.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Options exercised for the three fiscal years of 2011, 2010 and 2009 were as follows (in thousands):

	March 27, 2011	March 28, 2010	March 29, 2009
Intrinsic value of options exercised	$100	$29	$1,302
Cash received related to option exercises	765	148	3,116
Tax benefit recorded	2,300	2,503	1,307

RSUs

We issue RSUs to employees and non-employee directors. RSUs generally vest on the first or third anniversary date from the grant date, although the RSUs issued in exchange for options tendered in our option exchange program in the third quarter of fiscal year 2009 vested in two equal annual installments. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued on the date the RSUs vest.

A summary of RSU transactions during the periods indicated for all stock option plans is as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1) (in thousands)	Unrecognized Stock-based Compensation Cost(2) (in millions)
Unvested at March 30, 2008	304,933	$12.20	1.41	$2,497	$2.5
Granted	598,409	7.18
Issued and released	(117,437)	6.90
Cancelled	(55,668)	9.16

Unvested at March 29, 2009	730,237	$8.36	1.14	$4,506	$2.0
Granted	557,784	7.24
Issued and released	(349,409)	6.90
Cancelled	(104,408)	8.54

Unvested at March 28, 2010	834,204	$8.20	1.04	$6,106	$4.2
Granted	399,183	6.76
Issued and released	(618,411)	6.90
Cancelled	(57,878)	7.52

Unvested at March 27, 2011	557,098	$7.17	1.09	$3,387	$2.3

Vested and expected to vest at March 27, 2011	531,942	$7.17	1.06	$3,234

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our common stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.
(2)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, was recognized on a straight-line basis, over the vesting period.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. During fiscal year 2011 and fiscal year 2010, $216,000 and $368,000, respectively, of compensation expense was recorded to reflect the achievement of these performance targets.

In April 2010, we granted performance-based RSUs covering 56,000 shares to our CEO, issuable upon meeting certain performance targets in our fiscal year 2011 and vesting annually over a three year period beginning May 3, 2010. The annual vesting requires continued service through each annual vesting date. During fiscal year 2011, $239,000 of compensation expense was recorded for these awards.

Stock-Based Compensation Expenses

The following table summarizes stock-based compensation expense related to stock options and RSUs for fiscal years 2011, 2010 and 2009 (in thousands):

	March 27, 2011	March 28, 2010	March 29, 2009
Cost of sales	$489	$528	$595
Research and development	3,241	2,324	1,614
Selling, general and administrative	3,651	3,113	2,725

Total stock-based compensation expense	$7,381	$5,965	$4,934

The amount of stock-based compensation cost capitalized in inventory was not material at each of the fiscal year ends presented.

Unrecognized Stock-based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the periods indicated below as follows:

	March 27, 2011		March 28, 2010		March 29, 2009
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$7,290	2.4	$8,139	2.9	$5,998	3.0
RSUs(1)	2,336	1.8	4,168	1.0	2,004	1.1

Total Stock-based compensation expense	$9,626		$12,307		$8,002

(1)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

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

The new awards were granted with a price of $6.51 per share, the closing price of our common stock on November 24, 2008 as reported on The NASDAQ Global Select Market. The fair value of the options exchanged was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the RSUs awarded on November 24, 2008, the date of exchange. The incremental compensation cost of $1.2 million, was measured as the excess of the fair value of the RSUs over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The amount was amortized over the two years service period. During fiscal years 2011, 2010 and 2009, we recorded approximately $327,000, $530,000 and $208,000, respectively, of such incremental stock-based compensation expense.

NOTE 14.    WARRANTS

In connection with the Sipex acquisition, we assumed warrants with a fair value of $1.5 million on the date of acquisition, which enable the holders, to purchase a total of approximately 280,000 shares of our common stock. The warrants were exercisable at any time for shares of our common stock at an initial exercise price of $9.63 per share, subject to adjustment upon certain events. The warrants expired unexercised on May 18, 2011.

NOTE 15.    LEASE FINANCING OBLIGATION

In connection with the Sipex acquisition, we assumed a lease financing obligation related to the Hillview facility located in Milpitas, California (the “Hillview Facility”). The lease term expired March 31, 2011 and had average lease payments of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the property, plant and equipment, net line on the consolidated balance sheet. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the long-term lease financing obligations line on our consolidated balance sheet. The effective interest rate is 8.2%.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

Depreciation for the Hillview Facility recorded over the straight-line method for the remaining useful life for the periods indicated below was as follows (in thousands):

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Depreciation expense	$323	$352	$352

The sublease income recorded in the interest income and other, net line in our consolidated statements of operations for the periods indicated below was as follows (in thousands):

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Sublease income	$1,427	$1,396	$1,396

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license, $3.7 million of design tools in November 2008 under a three-year license, $1.1 million in July 2009 under a 3-year license, $1.3 million in December 2009 under a 28-month license, and $1.0 million in June 2010 under a 3-year license which were accounted for as capital leases and recorded in the property, plant and equipment, net line on the consolidated balance sheets. The related design tool obligations were included in the lease financing obligations line in our consolidated balance sheets.

Amortization of the design tools recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Amortization expense	$3,526	$2,541	$1,574

Future minimum lease payments for the lease financing obligations as of March 27, 2011 were as follows (in thousands):

Fiscal Years	Hillview Facility(1)	Design Tools	Total
2012	$12,168	$1,838	$14,006
2013	—	390	390

Total minimum lease payments	12,168	2,228	14,396
Less: amount representing interest	—	(157)	(157)
Less: amount representing maintenance	—	—	—

Present value of minimum lease payments	12,168	2,071	14,239
Less: current portion of lease financing obligation	—	(1,681)	(1,681)

Long-term lease financing obligations	$12,168	$390	$12,558

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

(1)	At the end of the lease term, March 31, 2011, the estimated final lease obligation was approximately $12.2 million, which we settled in a noncash transaction by returning the Hillview Facility to the lessor. As a result, during the first quarter of fiscal year 2012, the property, plant and equipment balance and the long-term lease financing obligations balance on our consolidated balance sheet and will both decline by approximately $12.2 million.

Interest expense for the Hillview Facility lease financing obligation and design tools for the periods indicated below was as follows (in thousands):

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Interest expense	$1,252	$1,285	$1,311

In the course of our business, we enter into arrangements accounted for as operating leases. Our current arrangements relate to engineering design software licenses and office space. As of March 27, 2011, our future obligations under these arrangements were $5.7 million and $1.5 million, respectively.

In fiscal year 2011, the lessor for the Hillview Facility made a remediation claim for damages related to our lease. Based on such claim, we submitted a proposal to the lessor to settle the claim and recorded an accrual of $0.4 million in fiscal year 2011.

NOTE 16.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. The program was approved by the state and implementation started in October 2009. As of March 27, 2011 and March 28, 2010, the outstanding liabilities for remediation options and future monitoring were $113,000 and $137,000, respectively.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months and occasionally we may provide an extended warranty of up to three years from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of March 27, 2011 and March 28, 2010 were immaterial.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

In the ordinary course of business, we may provide for indemnification of varying scope and terms to customers, vendors, lessors, business partners, purchasers of assets or subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. We maintain director and officer liability insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our consolidated financial statements.

NOTE 17.    LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 18.    INCOME TAXES

The components of the provision for (benefit from) income taxes are as follows (in thousands) as of the dates indicated:

	March 27, 2011	March 28, 2010	March 29, 2009
Current:
Federal	$(37)	$(181)	$(8)
State	(106)	(240)	(234)
Foreign	388	250	192

Total current	$245	$(171)	$(50)

Deferred:
Federal	$9	$(270)	$(450)
State	1	(22)	(35)

Total deferred	$10	$(292)	$(485)

Total provision for (benefit from) income taxes	$255	$(463)	$(535)

Consolidated pre-tax income included foreign income of $1.0 million, $2.4 million and $0.2 million for fiscal years 2011, 2010 and 2009, respectively. Undistributed earnings of $7.0 million of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Significant components of our net deferred taxes are as follows (in thousands) as of the dates indicated:

	March 27, 2011	March 28, 2010	March 29, 2009
Deferred tax assets:
Reserves and expenses not currently deductible	$9,596	$8,119	$7,701
Net operating loss carryforwards	110,763	101,691	84,528
Tax credits	25,464	20,641	15,960
Losses on investments	2,259	2,251	16,995
Capitalized R&D expenses	13,159	12,521	4,048
Deferred margin	5,693	5,570	3,846
Depreciation	3,756	2,259	197

Total deferred tax assets	170,690	153,052	133,275
Deferred tax liabilities:
Non-goodwill intangibles	(4,026)	(9,941)	(1,547)

Total deferred tax liabilities	(4,026)	(9,941)	(1,547)
Valuation allowance	(166,684)	(143,122)	(131,728)

Net deferred tax liabilities	$(20)	$(11)	$—

Reconciliations of the income tax provision at the statutory rate to our provision for (benefit from) income tax are as follows (in thousands) as of the dates indicated:

	March 27, 2011	March 28, 2010	March 29, 2009
Income tax provision at statutory rate	$(12,395)	$(9,830)	$(25,750)
State income taxes, net of federal tax benefit	(997)	(763)	(1,970)
Deferred tax assets not benefited	14,599	9,910	12,867
Tax credits	(1,605)	(1,499)	(1,315)
Stock-based compensation	751	570	498
Goodwill impairment	—	—	15,491
Acquisition cost	—	2,348	—
Foreign rate differential	(61)	(730)	56
Prior year tax expense true-up	(24)	(150)	(96)
Other, net	(13)	(319)	(316)

Provision for (benefit from) income taxes	$255	$(463)	$(535)

As of March 27, 2011, our federal and state net operating loss carryforwards for income tax purposes were approximately $285.0 million and $139.0 million, respectively. If not utilized, some of the federal net operating loss carryovers will begin expiring in fiscal year 2019, while the state net operating losses will begin to expire in 2012. As of March 27, 2011, our Canadian net operating loss carryforward for income tax purposes is approximately $3.0 million. If not utilized, some of the Canadian net operating loss carryovers will begin expiring in fiscal year 2012.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

As of March 27, 2011, our federal and state tax credit carryforwards were $9.0 million and $11.0 million, respectively. Federal credits will begin to expire in fiscal year 2016. Canadian credits will begin to expire in fiscal year 2015.

Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $13.0 million of these deferred tax assets pertain to certain net operating loss and credit carryforwards that resulted from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards is accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amount of the unrecognized tax benefits during the tax year ended March 27, 2011 is as follows (in thousands):

Amount
Unrecognized tax benefits as of March 30, 2008	$9,410
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	592
Lapses in statute of limitation	(70)

Unrecognized tax benefits as of March 29, 2009	9,932
Gross increase related to prior year tax positions	1,975
Gross increase related to current year tax positions	4,050
Lapses in statute of limitation	(94)

Unrecognized tax benefits as of March 28, 2010	15,863
Gross increase related to prior year tax positions	179
Gross increase related to current year tax positions	857
Lapses in statute of limitation	(185)

Unrecognized tax benefits as of March 27, 2011	$16,714

Of the total unrecognized gross tax benefit of $16.7 million, $3.7 million is presented within income taxes payable, non-current, and $13.0 million is presented as a reduction to deferred tax assets. We do not anticipate a significant increase or decrease to our unrecognized tax benefits within the next twelve months.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the consolidated statement of operations. Accrued interest and penalties were $0.3 million and $0.4 million as of March 27, 2011 and March 28, 2010, respectively.

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 2001 through 2010 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our state jurisdictions.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

NOTE 19.    SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high- performance, analog and mixed-signal silicon solutions and software and subsystem solutions for a variety of markets including communications, datacom and storage, interface and power management. The nature of our products and production processes and the type of customers and distribution methods are consistent among all of our products.

Our net sales by product lines are summarized as follows (in thousands):

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
Communications	$23,159	$24,094	$27,833
Datacom and storage	16,876	25,259	—
Interface	76,937	61,908	63,036
Power Management	29,033	23,617	24,249

Total net sales	$146,005	$134,878	$115,118

*	Incremental revenues from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic areas are summarized as follows (in thousands):

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009
United States	$31,678	$34,291	$28,517
China	49,738	47,192	27,384
Singapore	14,445	14,393	14,894
Japan	9,098	7,240	7,170
Germany	13,619	1,982	3,535
Europe (excluding Germany)	9,486	17,405	21,558
Rest of world	17,941	12,375	12,060

Total net sales	$146,005	$134,878	$115,118

*	Incremental revenues from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Substantially all of our long-lived assets at March 27, 2011 and March 28, 2010 were located in the United States.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

NOTE 20.    ALLOWANCES FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We had the following activities for the allowance for sales returns and allowance and for doubtful accounts (in thousands):

Classification	Balance at Beginning of Year	Additions	Write-offs And Recoveries(1)	Balance at End of Year
Allowance for sales returns:

Year ended March 27, 2011	$1,250	$14,790	$14,795	$1,245
Year ended March 28, 2010	1,213	12,011	11,974	1,250
Year ended March 29, 2009	1,992	7,871	8,650	1,213

Allowance for doubtful accounts:

Year ended March 27, 2011	186	145	53	278
Year ended March 28, 2010	95	85	(6)	186
Year ended March 29, 2009	143	(47)	1	95

(1)	Write-off and recovery amounts within allowance for sales returns reflect credits issued to distributors for stock rotations and volume discounts.

NOTE 21.    SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal years 2011 and 2010. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to state fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter (in thousands, except per share data. Net loss per share for the four quarters of each fiscal year may not sum to the total for the fiscal year, because of the different number of shares outstanding during each period).

	Fiscal Year 2011				Fiscal Year 2010
Classification	March 27, 2011(1)	December 26, 2010(2)	September 26, 2010(3)	June 27, 2010(4)	March 28, 2010(5)	December 27, 2009(6)	September 27, 2009(7)	June 28, 2009(8)
Consolidated Statement of Operations Data:
Net revenues	$33,771	$35,365	$37,233	$39,636	$38,497	$33,931	$31,588	$30,862
Gross profit	11,807	16,083	17,291	18,816	19,402	17,045	14,090	12,845
Loss from operations	(19,516)	(6,286)	(5,632)	(8,584)	(4,539)	(5,317)	(9,573)	(14,561)
Net loss	(18,836)	(4,959)	(4,459)	(7,414)	(3,310)	(3,762)	(8,163)	(12,875)
Net loss per share:
Basic and Diluted	$(0.42)	$(0.11)	$(0.10)	$(0.17)	$(0.08)	$(0.09)	$(0.19)	$(0.30)
Shares used in the computation of net loss per shares:
Basic and Diluted	44,503	44,300	44,173	43,897	43,822	43,648	43,550	43,314

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010, AND MARCH 29, 2009

(1)	Includes $1.8 million amortization expenses related to purchased assets in connection with the Neterion, Galazar, Hifn and Sipex acquisitions; $7.5 million impairment charges to intangible assets related to the decision to exit the 10 GbE market; and $3.6 million of exit costs related to the decision to exit the 10 GbE market.
(2)	Includes $1.9 million amortization expenses related to purchased assets in connection with the Neterion, Galazar, Hifn and Sipex acquisitions.
(3)	Includes $2.9 million amortization expenses related to purchased assets in connection with the Neterion, Galazar, Hifn and Sipex acquisitions.
(4)	Includes $2.9 million amortization expenses related to purchased assets in connection with the Neterion, Galazar, Hifn and Sipex acquisitions; and $0.3 million in acquisition related costs.
(5)	Includes $2.3 million amortization expenses related to purchased assets in connection with the Neterion, Galazar, Hifn and Sipex acquisitions; $0.6 million in acquisition related costs; and $0.1 million fair value adjustment of inventories in connection with Galazar acquisition.
(6)	Includes $1.9 million amortization expenses related to purchased assets in connection with the Galazar, Hifn and Sipex acquisitions; $0.4 million in acquisition related costs; and $0.1 million fair value adjustment of inventories in connection with Galazar acquisition.
(7)	Includes $2.4 million amortization expenses related to purchased assets in connection with the Galazar, Hifn and Sipex acquisitions; $0.8 million in acquisition related costs; $0.4 million fair value adjustment of inventories in connection with Galazar acquisition; and $0.2 million impairment loss related to the investment in marketable and non-marketable securities.
(8)	Includes $2.1 million amortization expenses related to purchased assets in connection with the Galazar, Hifn and Sipex acquisitions; $4.5 million in acquisition related costs; $1.8 million fair value adjustment of inventories in connection with the Hifn and Galazar acquisition; $0.1 million separation expense related to an executive officer; and $0.1 million impairment loss related to the investment in marketable and non-marketable securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the Chief Executive Officer (our principal executive officer) (the “CEO”) and Chief Financial Officer (our principal financial officer) (the “CFO”), to allow timely decisions regarding required disclosure.

We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Annual Report. This Evaluation was performed under the supervision and with the participation of management, including our CEO, as principal executive officer, and CFO, as principal financial officer.

Attached as Exhibits 31.1 and 31.2 of this Annual Report are the certifications of the CEO and the CFO, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Annual Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of the end of fiscal year 2011.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of March 27, 2011 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, management concluded that, as of March 27, 2011, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of March 27, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information set forth under the captions “Election of Directors,” “Corporate Governance and Board Matters,” “Executive Compensation Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders (“2011 Definitive Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after March 27, 2011.

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

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in our 2011 Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2011 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our 2011 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2011 Definitive Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) All Financial Statements. The financial statements of the Company are included herein as required in Part II, Item 8—“Financial Statements and Supplementary Data” of this Annual Report. See Index to Financial Statements on page 51.

(2) Financial Statement Schedules. See “Notes to Consolidated Financial Statements, Note 20—Allowance for Sales Returns and Doubtful Accounts.” Schedules not listed have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits. See Part IV, Item 15(b) below.

(b) The exhibits listed in the Exhibit Index, which follows the signature page to this Annual Report, are filed or incorporated by reference into this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ PEDRO (PETE) P. RODRIGUEZ
Pedro (Pete) P. Rodriguez
Chief Executive Officer and President (Principal Executive Officer)

Date: June 10, 2011

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

Signature	Title	Date

/s/ PEDRO (PETE) P. RODRIGUEZ (Pedro (Pete) P. Rodriguez)	Chief Executive Officer, President and Director (Principal Executive Officer)	June 10, 2011

/S/ KEVIN BAUER (Kevin Bauer)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2011

/S/ DR. IZAK BENCUYA (Dr. Izak Bencuya)	Director	June 10, 2011

/S/ PIERRE GUILBAULT (Pierre Guilbault)	Director	June 10, 2011

/S/ BRIAN HILTON (Brian Hilton)	Director	June 10, 2011

/s/ RICHARD L. LEZA (Richard L. Leza)	Chairman of the Board	June 10, 2011

/S/ GARY MEYERS (Gary Meyers)	Director	June 10, 2011

(J. Oscar Rodriguez)	Director

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Exar Corporation, Sipex Corporation and Side Acquisition Corp., dated as of May 7, 2007	8-K	0-14225	2.1	5/8/2007

2.2	Agreement and Plan of Merger, dated as of February 23, 2009, among Exar Corporation, Hybrid Acquisition Corp. and hi/fn, inc.	8-K	0-14225	2.1	2/27/2009

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	9/17/2010

10.1*+	1989 Employee Stock Participation Plan, as amended, and related Offering documents	10-K	0-14225	10.1	6/12/2006

10.2*+	1996 Non-Employee Directors’ Stock Option Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.6	6/12/2006

10.3*	1997 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.7	6/14/2005

10.4*	2000 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.9	6/14/2005

10.5*++	2006 Equity Incentive Plan, as amended	8-K	0-14225	10.1	9/17/2010

10.6*	Sipex Corporation 2006 Equity Incentive Plan	S-8	333-145751	4.1	8/28/2007

10.7*	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan	S-8	333-145751	4.2	8/28/2007

10.8*	Sipex Corporation 2000 Non-Qualified Stock Option Plan	S-8	333-145751	4.3	8/28/2007

10.9*	Sipex Corporation 1999 Stock Plan	S-8	333-145751	4.4	8/28/2007

10.10*	Sipex Corporation 1997 Stock Option Plan	S-8	333-145751	4.5	8/28/2007

10.11*	Fiscal Year 2010 Executive Incentive Program	10-Q	0-14225	10.4	8/7/2009

10.12*	Fiscal Year 2011 Executive Incentive Program	10-K	0-14225	10.14	6/10/2010

10.13*	Form of Indemnity Agreement between the Company and each of the company’s directors and certain of the executive officers	10-Q	0-14225	10.12	11/13/2002

10.14*	Separation Agreement between Exar Corporation and J. Scott Kamsler, dated as of June 23, 2009	8-K	0-14225	10.1	6/29/2009

10.15*	Second Amended and Restated Employment Agreement between the Company and Pedro (Pete) P. Rodriguez	8-K	0-14225	10.1	3/25/2010

10.16*	Letter Agreement between Exar Corporation and Bentley Long	10-Q	0-14225	10.3	8/7/2009

10.17*	VP Worldwide Sales – FY10 Sales Incentive Plan	10-Q	0-14225	10.2	8/7/2009

Exhibit Number		Incorporated by Reference
	Exhibit	Form	File No.	Exhibit	Filing Date

10.18*	Letter Agreement Regarding Change of Control for Thomas R. Melendrez	10-K	0-14225	10.11	6/27/2001

10.19*	Executive Officers’ Group II Change of Control Severance Benefit Plan	10-Q	0-14225	10.1	2/6/2009

10.20*	Letter Agreement Regarding Change of Control for Paul Pickering	10-Q	0-14225	10.1	8/5/2010

10.21*	Letter Agreement Regarding Change of Control for George Apostol	10-Q	0-14225	10.2	8/5/2010

10.22*	Letter Agreement Regarding Change of Control for Kevin Bauer	8-K	0-14225	10.2	9/17/2010

10.23	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-Q	0-14225	10.1	2/8/2008

10.24	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-Q	0-14225	10.2	2/8/2008

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24.1**	Power of Attorney. Reference is made to the signature page in this Form 10-K.

31.1**	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
**	Filed herewith.
***	Furnished herewith.
+	Related forms of Stock Option Grant and Exercise filed as part of an exhibit to Exar’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, and incorporated herein by reference.
++	Related forms of Notice of Grant and Terms and Conditions of Stock Options filed as Exhibits 10.2, 10.3 and 10.6 to Exar’s Report on Form 8-K filed with the SEC on September 13, 2006. Related form of Stock Unit Award Agreement filed as Exhibit 10.2 to Exar’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2009. Related form of Performance Stock Unit Award Agreement filed as Exhibit 10.1 to Exar’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009. Related form of Director Restricted Stock Unit Award Agreement filed as Exhibit 10.7 to Exar’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. All such forms are incorporated herein by reference.