Form 10-K/A
period 2011-03-27
EXAR CORP
filed 2011-07-13
CIK 753568

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Exar Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended March 27, 2011, originally filed on June 10, 2011 (the “Original Filing”). The Company is filing this Amendment solely to correct an administrative error on the Report of Independent Registered Public Accounting Firm on page 60 of the Original Filing. Although the Company had received an executed copy of the Report of Independent Registered Public Accounting Firm prior to the filing date, the Original Filing inadvertently excluded the signature of PricewaterhouseCoopers LLP on the Report of Independent Registered Public Accounting Firm. Items 8, 9A and 15 of the Original Report, which have been revised solely to add the conformed signature of PricewaterhouseCoopers LLP in the Report of Independent Registered Public Accounting Firm, have been included in this filing to correct the inadvertent exclusion. In addition, we are also including Exhibits 31.1, 31.2, 32.1 and 32.2 required by the filing of this amendment.

Except as described above, no other changes have been made to the Original Filing. This Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing.

PART II

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

Inventories— The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin. The estimated fair value of raw materials is generally equal to their book value, due to the fact that raw materials have not been used to develop any finished goods or work-in-progress and therefore, there is no value added to the raw materials.

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

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and accretion of discounts to maturity and such accretion/

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED MARCH 27, 2011, MARCH 28, 2010 AND MARCH 29, 2009

amortization is included in the interest income and other, net line in the consolidated statement of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the accumulated other comprehensive income (loss) line in the consolidated balance sheets. As of March 27, 2011, there was approximately $0.3 million of net unrealized losses including tax expense from our level 1 and level 2 investments.

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

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then current economic conditions. These costs were accounted for as liabilities assumed as part of the business combination. The costs remaining as of March 27, 2011 and March 28, 2010 relate to office space in Belgium that has been vacated but is under lease until March 2012 and were $81,000 and $209,000, respectively.

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

Date: July 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PEDRO (PETE) P. RODRIGUEZ (Pedro (Pete) P. Rodriguez)	Chief Executive Officer, President and Director (Principal Executive Officer)	July 13, 2011

/S/ KEVIN BAUER (Kevin Bauer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 13, 2011

* (Dr. Izak Bencuya)	Director	July 13, 2011

* (Pierre Guilbault)	Director	July 13, 2011

* (Brian Hilton)	Director	July 13, 2011

* (Richard L. Leza)	Chairman of the Board	July 13, 2011

* (Gary Meyers)	Director	July 13, 2011

(J. Oscar Rodriguez)	Director

* By /S/ KEVIN BAUER (Kevin Bauer) Attorney-In-Fact	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 13, 2011

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Exar Corporation, Sipex Corporation and Side Acquisition Corp., dated as of May 7, 2007	8-K	0-14225	2.1	5/8/2007

2.2	Agreement and Plan of Merger, dated as of February 23, 2009, among Exar Corporation, Hybrid Acquisition Corp. and hi/fn, inc.	8-K	0-14225	2.1	2/27/2009

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	9/17/2010

10.1*+	1989 Employee Stock Participation Plan, as amended, and related Offering documents	10-K	0-14225	10.1	6/12/2006

10.2*+	1996 Non-Employee Directors’ Stock Option Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.6	6/12/2006

10.3*	1997 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.7	6/14/2005

10.4*	2000 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.9	6/14/2005

10.5*++	2006 Equity Incentive Plan, as amended	8-K	0-14225	10.1	9/17/2010

10.6*	Sipex Corporation 2006 Equity Incentive Plan	S-8	333-145751	4.1	8/28/2007

10.7*	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan	S-8	333-145751	4.2	8/28/2007

10.8*	Sipex Corporation 2000 Non-Qualified Stock Option Plan	S-8	333-145751	4.3	8/28/2007

10.9*	Sipex Corporation 1999 Stock Plan	S-8	333-145751	4.4	8/28/2007

10.10*	Sipex Corporation 1997 Stock Option Plan	S-8	333-145751	4.5	8/28/2007

10.11*	Fiscal Year 2010 Executive Incentive Program	10-Q	0-14225	10.4	8/7/2009

10.12*	Fiscal Year 2011 Executive Incentive Program	10-K	0-14225	10.14	6/10/2010

10.13*	Form of Indemnity Agreement between the Company and each of the company’s directors and certain of the executive officers	10-Q	0-14225	10.12	11/13/2002

10.14*	Separation Agreement between Exar Corporation and J. Scott Kamsler, dated as of June 23, 2009	8-K	0-14225	10.1	6/29/2009

10.15*	Second Amended and Restated Employment Agreement between the Company and Pedro (Pete) P. Rodriguez	8-K	0-14225	10.1	3/25/2010

10.16*	Letter Agreement between Exar Corporation and Bentley Long	10-Q	0-14225	10.3	8/7/2009

10.17*	VP Worldwide Sales—FY10 Sales Incentive Plan	10-Q	0-14225	10.2	8/7/2009

10.18*	Letter Agreement Regarding Change of Control for Thomas R. Melendrez	10-K	0-14225	10.11	6/27/2001

Exhibit Number		Incorporated by Reference
	Exhibit	Form	File No.	Exhibit	Filing Date

10.19*	Executive Officers’ Group II Change of Control Severance Benefit Plan	10-Q	0-14225	10.1	2/6/2009

10.20*	Letter Agreement Regarding Change of Control for Paul Pickering	10-Q	0-14225	10.1	8/5/2010

10.21*	Letter Agreement Regarding Change of Control for George Apostol	10-Q	0-14225	10.2	8/5/2010

10.22*	Letter Agreement Regarding Change of Control for Kevin Bauer	8-K	0-14225	10.2	9/17/2010

10.23	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-Q	0-14225	10.1	2/8/2008

10.24	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-Q	0-14225	10.2	2/8/2008

21.1	Subsidiaries of the Company	10-K	0-14225	21.1	6/10/2011

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	10-K	0-14225	23.1	6/10/2011

24.1	Power of Attorney. Reference is made to the signature page in the Form 10-K.	10-K	0-14225	24.1	6/10/2011

31.1**	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
**	Filed herewith.
***	Furnished herewith.
+	Related forms of Stock Option Grant and Exercise filed as part of an exhibit to Exar’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, and incorporated herein by reference.
++	Related forms of Notice of Grant and Terms and Conditions of Stock Options filed as Exhibits 10.2, 10.3 and 10.6 to Exar’s Report on Form 8-K filed with the SEC on September 13, 2006. Related form of Stock Unit Award Agreement filed as Exhibit 10.2 to Exar’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2009. Related form of Performance Stock Unit Award Agreement filed as Exhibit 10.1 to Exar’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009. Related form of Director Restricted Stock Unit Award Agreement filed as Exhibit 10.7 to Exar’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010. All such forms are incorporated herein by reference.