Form 10-Q
period 2011-07-03
EXAR CORP
filed 2011-08-11
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

The number of shares outstanding of the Registrant’s Common Stock was 44,747,616 as of August 2, 2011, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 3, 2011	March 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$23,352	$15,039
Short-term marketable securities	179,070	185,960
Accounts receivable (net of allowances of $926 and $1,165)	11,236	9,776
Accounts receivable, related party (net of allowances of $154 and $358)	5,991	3,194
Inventories	20,165	21,962
Other current assets	4,510	3,562

Total current assets	244,324	239,493

Property, plant and equipment, net	24,509	38,009
Goodwill	3,184	3,184
Intangible assets, net	13,969	15,390
Other non-current assets	1,922	2,139

Total assets	$287,908	$298,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,312	$8,794
Accrued compensation and related benefits	5,649	6,069
Deferred income and allowances on sales to distributors	4,306	4,632
Deferred income and allowances on sales to distributors, related party	13,148	10,680
Short-term lease financing obligations	1,366	1,681
Other accrued expenses	4,689	5,381

Total current liabilities	39,470	37,237

Long-term lease financing obligations	—	12,558
Other non-current obligations	3,865	3,841

Total liabilities	43,335	53,636

Commitments and contingencies (Notes 14 and 15)

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 44,681,870 and 44,519,663 shares outstanding at July 3, 2011 and March 27, 2011, respectively	4	4
Additional paid-in capital	729,259	728,139
Accumulated other comprehensive income (loss)	13	(287)
Treasury stock at cost, 19,924,369 shares at July 3, 2011 and March 27, 2011	(248,983)	(248,983)
Accumulated deficit	(235,720)	(234,294)

Total stockholders’ equity	244,573	244,579

Total liabilities and stockholders’ equity	$287,908	$298,215

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 3, 2011	June 27, 2010
Sales:
Net sales	$25,073	$28,365
Net sales, related party	11,905	11,271

Total net sales	36,978	39,636

Cost of sales:
Cost of sales	13,489	14,079
Cost of sales, related party	5,743	5,188
Amortization of purchased intangible assets	905	1,553

Total cost of sales	20,137	20,820

Gross profit	16,841	18,816

Operating expenses:
Research and development	9,395	14,443
Selling, general and administrative	9,600	12,957

Total operating expenses	18,995	27,400
Loss from operations	(2,154)	(8,584)
Other income and expense, net:
Interest income and other, net	711	1,613
Interest expense	(60)	(318)

Total other income and expense, net	651	1,295

Loss before income taxes	(1,503)	(7,289)
Provision for (benefit from) income taxes	(77)	125

Net loss	$(1,426)	$(7,414)

Loss per share:
Basic loss per share	$(0.03)	$(0.17)

Diluted loss per share	$(0.03)	$(0.17)

Shares used in the computation of loss per share:
Basic	44,599	43,897

Diluted	44,599	43,897

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 3, 2011	June 27, 2010
Cash flows from operating activities:
Net loss	$(1,426)	$(7,414)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3,520	5,573
Stock-based compensation expense	884	3,322
Tax effect on other comprehensive income	(183)	—
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable, related party	(4,257)	(412)
Inventories	1,797	(3,814)
Other current and non-current assets	(31)	163
Accounts payable	722	1,351
Accrued compensation and related benefits	(520)	(247)
Deferred income and allowance on sales to distributors and related party distributor	2,142	871
Other accrued expenses	(646)	(362)

Net cash provided by (used in) operating activities	2,002	(969)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(521)	(1,676)
Purchases of short-term marketable securities	(21,946)	(41,226)
Proceeds from maturities of short-term marketable securities	14,676	15,864
Proceeds from sales of short-term marketable securities	14,406	12,201
Other disposal (investment) activities	65	(103)

Net cash provided by (used in) investing activities	6,680	(14,940)

Cash flows from financing activities:
Proceeds from issuance of common stock	336	233
Payments of lease financing obligations	(705)	(747)

Net cash used in financing activities	(369)	(514)

Net increase (decrease) in cash and cash equivalents	8,313	(16,423)
Cash and cash equivalents at the beginning of period	15,039	25,486

Cash and cash equivalents at the end of period	$23,352	$9,063

Supplemental disclosure of non-cash investing and financial activities:
Return of Hillview Facility to Lessor	$12,167	$—
Property, plant and equipment acquired under capital lease	$—	$1,208

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

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassification had no effect on previously reported results of operations, financial position, cash flows or stockholders’ equity.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2012 and fiscal year 2011 consist of 53 and 52 weeks, respectively. In fiscal year 2012, the first fiscal quarter was 14 weeks and the remaining three fiscal quarters in fiscal year 2012 will be 13 weeks.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of July 3, 2011 and our results of operations for the three months ended July 3, 2011 and June 27, 2010, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued an update to the authoritative guidance for fair value measurement. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This update changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this update clarifies the FASB’s intent about the application of existing fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and shall be applied prospectively. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued an update to the authoritative guidance for comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective in fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

NOTE 3. CASH, CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

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

Level 1	–	Quoted prices in active markets for identical assets or liabilities.

Level 2	–	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our investment assets, measured at fair value on a recurring basis, as of July 3, 2011 are as follows (in thousands, except for percentages):

	Level 1	Level 2	Total
Assets:
Money market funds	$15,703	$—	$15,703	8%
U.S. Treasury securities	23,903	—	23,903	12%
Asset-backed securities	—	21,154	21,154	11%
Agency mortgage-backed securities	—	33,554	33,554	17%
Agency pool mortgage-backed securities	—	2,970	2,970	2%
Corporate bonds and notes	—	74,472	74,472	38%
Government and agency bonds	—	23,017	23,017	12%

Total investment assets	$39,606	$155,167	$194,773	100%

Our investment assets, measured at fair value on a recurring basis, as of March 27, 2011 were as follows (in thousands, except for percentages):

	Level 1	Level 2	Total
Assets:
Money market funds	$7,403	$—	$7,403	4%
U.S. Treasury securities	20,726	—	20,726	10%
Asset-backed securities	—	24,242	24,242	13%
Agency mortgage-backed securities	—	35,565	35,565	18%
Agency pool mortgage-backed securities	—	3,522	3,522	2%
Corporate bonds and notes	—	78,588	78,588	41%
Government and agency bonds	—	23,317	23,317	12%

Total investment assets	$28,129	$165,234	$193,363	100%

Our cash, cash equivalents and short-term marketable securities as of July 3, 2011 and March 27, 2011, respectively, are as follows (in thousands):

	July 3, 2011	March 27, 2011
Cash and cash equivalents
Cash at financial institutions	$7,649	$7,636
Cash equivalents
Money market funds	15,703	7,403

Total cash and cash equivalents	$23,352	$15,039

Available-for-sale securities
U.S. government and agency securities	$46,920	$44,043
Corporate bonds and notes	74,472	78,588
Asset-backed securities	21,154	24,242
Mortgage-backed securities	36,524	39,087

Total short-term marketable securities	$179,070	$185,960

Our marketable securities include municipal securities, corporate bonds and notes, asset-backed and mortgage-backed securities, corporate bonds and U.S. government and agency securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income (loss) within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which would be reflected in the “Impairment charges on investments” line item on the condensed consolidated statements of operations.

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the “Interest income and other, net” line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities were as follows for the periods indicated (in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
Gross realized gains	$170	$208
Gross realized losses	(214)	(230)

Net realized losses	$(44)	$(22)

The following table summarizes our investments in marketable securities as of July 3, 2011 and March 27, 2011, respectively, (in thousands):

	July 3, 2011
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$15,703	$—	$—	$—	$15,703
U.S. government and agency securities	46,658	279	(17)	262	46,920
Corporate bonds and notes	73,825	663	(16)	647	74,472
Asset and mortgage-backed securities	57,588	254	(164)	90	57,678

Total investments	$193,774	$1,196	$(197)	$999	$194,773

	March 27, 2011
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$7,403	$—	$—	$—	$7,403
U.S. government and agency securities	44,117	145	(219)	(74)	44,043
Corporate bonds and notes	77,957	694	(63)	631	78,588
Asset and mortgage-backed securities	63,370	172	(213)	(41)	63,329

Total investments	$192,847	$1,011	$(495)	$516	$193,363

(1)	Gross of tax impact

The asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of the date of this Form 10-Q, we have sufficient liquidity and do not intend to sell these securities to fund normal operations nor realize any significant losses in the short term.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three months ended July 3, 2011 and June 27, 2010, respectively, there were no investments identified with other-than-temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at July 3, 2011 and March 27, 2011, respectively, by expected maturity were as follows (in thousands):

	July 3, 2011		March 27, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$80,222	$80,443	$78,378	$78,684
Due in 1 to 5 years	113,552	114,330	114,469	114,679

Total	$193,774	$194,773	$192,847	$193,363

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of July 3, 2011 and March 27, 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	July 3, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$10,213	$(17)	$—	$—	$10,213	$(17)
Corporate bonds and commercial paper	5,415	(16)	—	—	5,415	(16)
Asset and mortgage-backed securities	16,555	(99)	5,781	(65)	22,336	(164)

Total	$32,183	$(132)	$5,781	$(65)	$37,964	$(197)

	March 27, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$25,936	$(219)	$325	$(4)	$26,261	$(223)
Corporate bonds and commercial paper	16,516	(63)	1,948	(9)	18,464	(72)
Asset and mortgage-backed securities	34,143	(200)	—	—	34,143	(200)

Total	$76,595	$(482)	$2,273	$(13)	$78,868	$(495)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment. As of July 3, 2011, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

Intangible Assets

Our purchased intangible assets at July 3, 2011 and March 27, 2011, respectively, are as follows (in thousands):

	July 3, 2011			March 27, 2011
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$33,613	$(23,044)	$10,569	$33,613	$(22,095)	$11,518
Patents/Core technology	3,736	(2,469)	1,267	3,906	(2,340)	1,566
In-process research and development (“IPR&D”)	300	—	300	300	—	300
Research and development reimbursement contract	4,500	(4,500)	—	4,500	(4,500)	—
Customer backlog	1,400	(1,400)	—	1,400	(1,400)	—
Distributor relationships	1,264	(1,044)	220	1,264	(1,019)	245
Customer relationships	2,905	(1,505)	1,400	2,905	(1,424)	1,481
Non-compete agreement	77	(77)	—	77	(77)	—
Tradenames/Trademarks	1,025	(812)	213	1,025	(745)	280

Total	$48,820	$(34,851)	$13,969	$48,990	$(33,600)	$15,390

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

During the fourth quarter of fiscal year 2011, we decided to exit the data center virtualization market, and, in connection therewith, to stop development of our 10GbE network interface cards. We determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments in these products. As a result, in the fourth quarter of fiscal year 2011 we abandoned all related in-process research and development. In addition, we began to actively market for sale the related assets of our 10GbE technology, consisting primarily of underlying existing and core technology intangible assets. Charges related to this decision in the fourth quarter of fiscal year 2011 included $7.5 million for the impairment of intangible assets.

The intangible asset impairment charge of $7.5 million consisted of $0.8 million to the write-off abandoned IPR&D and $6.7 million to write-down the carrying value of intangible assets that were held for sale to $0.2 million at March 27, 2011, which represented their estimated fair value less costs to sell based on third-party bids received to date. In June 2011, we completed the asset sale process and received $0.2 million, net of selling costs.

As of July 3, 2011, there were no indicators that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for periods presented below are as follows:

		Three Months Ended
	Weighted Average Lives	July 3, 2011	June 27, 2010
	(in months)	(in thousands)
Existing technology	65	$949	$1,578
Patents/Core technology	61	129	166
In-process research and development	63	—	—
Research and development reimbursement contracts	24	—	1,002
Customer backlog	6	—	75
Distributor relationships	72	25	25
Customer relationships	80	81	169
Non-compete agreement	15	—	20
Tradenames/Trademarks	35	67	84

Total		$1,251	$3,119

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2012 (9 months remaining)	$3,722
2013	4,468
2014	3,886
2015	1,363
2016	426
2017 and thereafter	104

Total estimated amortization	$13,969

In-Process Research and Development (“IPR&D”)

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”), a fabless semiconductor company focused on carrier grade transport over telecom networks based in Ottawa, Ontario, Canada. The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product and as of such acquisition date had incurred approximately $2.3 million in expense. The total research and development expense expected to be incurred to complete the project is estimated at $12.0 million, based on the project development timeline and resource requirements, and is expected to be completed by March 2012. The percentage of completion for the project was estimated at 51% at the acquisition date.

NOTE 5. LONG-TERM INVESTMENT

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

As of July 3, 2011 and March 27, 2011, respectively, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheet, was as follows (in thousands):

Long-term investment	July 3, 2011	March 27, 2011
Skypoint Fund	$1,668	$1,563

We have made approximately $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $105,000 to the fund during the three months ended July 3, 2011. As of July 3, 2011, we had a remaining potential capital commitment of approximately $0.2 million should the general partner decide to request it on or before July 27, 2011. This commitment lapsed without any further payments.

The carrying amount of $1.7 million is net of capital contributions, cumulative impairment charges and capital distributions.

Impairment

We analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no other-than-temporary impairment, and therefore we did not record an impairment charge for Skypoint Fund in either the three months ended July 3, 2011 or the three months ended June 27, 2010.

NOTE 6. RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of July 3, 2011. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales were as follows for the periods indicated:

	Three Months Ended
	July 3, 2011	June 27, 2010
Future	32%	28%

Related party expenses for marketing promotional materials reimbursed were as follows for the periods indicated (in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
Future	$17	$6

NOTE 7. RESTRUCTURING

During the three months ended December 26, 2010, we vacated our facility in Framingham, Massachusetts and recorded a restructuring reserve of $134,000 for the remaining payments owed on this site. We expect this balance to be paid by November 2011 when the lease expires.

In connection with the Neterion, Inc. (“Neterion”) acquisition in March 2010, we assumed a lease obligation for a facility in Sunnyvale, California. We vacated the facility in May 2010 and recorded a restructuring reserve of approximately $234,000, during the quarter ended June 27, 2010, for the remaining payments due on this site. This balance is expected to be paid by August 2011 when the lease expires.

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then-current economic conditions. These costs were accounted for as liabilities assumed as part of the business combination. The costs remaining as of July 3, 2011 and March 27, 2011 relate to office space in Belgium that has been vacated but is under lease until March 2012 and were $46,000 and $81,000, respectively.

Our restructuring liabilities were included in the “Other accrued expenses” line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the three months ended July 3, 2011 are summarized as follows (in thousands):

Facility Costs
Balance at March 27, 2011	$288
Payments	(122)
Additional accruals	—

Balance at July 3, 2011	$166

NOTE 8. BALANCE SHEET DETAIL

Our property, plant and equipment consisted of the following as of the dates indicated (in thousands):

	July 3, 2011	March 27, 2011
Land	$6,659	$11,960
Building and leasehold improvements	16,304	24,398
Machinery and equipment	46,806	46,863
Software and licenses	37,073	37,785

Property, plant and equipment, total	106,842	121,006
Accumulated depreciation and amortization	(82,333)	(82,997)

Property, plant and equipment, net	$24,509	$38,009

In connection with the Sipex acquisition, we assumed a lease financing obligation related to a facility located in Milpitas, California (the “Hillview Facility”). The lease term expired March 31, 2011 and had average lease payments of approximately $1.4 million per year.

At the end of the lease term, March 31, 2011, the terminal value of $12.2 million was settled in a noncash transaction with the expiration of the Hillview Facility lease. As a result, during the first quarter of fiscal year 2012, the property, plant and equipment balance and the terminal value of $12.2 million were removed from our condensed consolidated balance sheet.

Our inventories consisted of the following as of the dates indicated (in thousands):

	July 3, 2011	March 27, 2011
Work-in-process and raw materials	$10,514	$12,068
Finished goods	9,651	9,894

Total Inventories	$20,165	$21,962

Our other accrued expenses consisted of the following as of the dates indicated (in thousands):

	July 3, 2011	March 27, 2011
Accrued legal and professional services	$1,725	$1,630
Accrued sales and marketing expenses	930	1,036
Accrued manufacturing expenses, royalties and licenses	1,316	1,873
Accrued restructuring expenses	166	288
Other	552	554

Total other accrued expenses	$4,689	$5,381

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

A summary of our loss per share for the periods presented is as follows (in thousands, except per share amounts):

	Three Months Ended
	July 3, 2011	June 27, 2010
Net loss	$(1,426)	$(7,414)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	44,599	43,897
Dilutive effect of stock options and restricted stock units	—	—

Shares used in computation of diluted loss per share	44,599	43,897

Loss per share – basic and diluted	$(0.03)	$(0.17)

The following were not included in the computation of diluted shares outstanding because they were anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	July 3, 2011		June 27, 2010
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options	5,998	$6.16 - $7.50	6,232	$7.11 - $7.86
Warrants	—	—	280	$9.63
RSUs	421	—	984	—

Total	6,419		7,496

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

During the three months ended July 3, 2011 and the twelve months ended March 27, 2011, we did not repurchase any shares under the 2007 SRP. As of July 3, 2011, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

NOTE 11. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of July 3, 2011	Three Months Ended July 3, 2011
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price
Authorized to issue	4,500
Reserved for future issuance	1,450
Issued		30	$5.83

Equity Incentive Plans

We currently have three equity incentive plans including the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and two other equity plans assumed upon our August 2007 acquisition of Sipex: the Sipex Corporation Amended and Restated 2002 Non-Statutory Stock Option Plan and the Sipex Corporation 2006 Equity Incentive Plan (collectively, the “Sipex Plans”).

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At July 3, 2011, there were approximately 5.6 million shares available for future grant under all our equity incentive plans.

In August 2011, Exar announced its Fiscal 2012 Key Personnel and Executive Incentive Program (“2012 Incentive Program”). Under the 2012 Incentive Program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual MBOs. If we believe that it is probable that the performance measures under this program will be achieved, the stock-based compensation for the awards could result in additional expense ranging from $0.4 million to $3.8 million in fiscal year 2012 for performance at various levels.

Stock Option Activities

Our stock option transactions during the three months ended July 3, 2011 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 27, 2011	5,729,464	$7.61	4.74	$147	$103
Granted	657,380	6.16
Exercised	(26,264)	6.21
Cancelled	(82,510)	6.94
Forfeited	(279,663)	6.87

Balance at July 3, 2011	5,998,407	$7.50	4.73	$578	$306

Vested and expected to vest, July 3, 2011	5,697,197	$7.56	4.66	$524

Vested and exercisable, July 3, 2011	2,723,299	$8.44	3.75	$114

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $6.35 and $6.08 as of July 3, 2011 and March 27, 2011, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

RSU Activities

Our RSU transactions during the three months ended July 3, 2011 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)	Unrecognized Stock-based Compensation Cost(2) (in millions)
Unvested at March 27, 2011	557,098	$7.17	1.09	$3,387	$2.3
Granted	63,150	6.03
Issued and released	(194,872)	6.15
Cancelled	(4,707)	7.60

Unvested at July 3, 2011	420,669	$7.00	1.29	$2,671	$2.1

Vested and expected to vest, July 3, 2011	392,627	$7.00	1.27	$2,493

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.
(2)	For RSUs, stock based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs less estimated forfeitures, was recognized on a straight-line basis, over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in our fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. In the three months ended July 3, 2011, we recognized approximately $27,000 of compensation expense related to these awards.

In April 2010, we granted performance-based RSUs covering 56,000 shares to our CEO, issuable upon meeting certain performance targets in our fiscal year 2011 and vesting annually over a three year period beginning May 3, 2010. The annual vesting requires continued service through each annual vesting date. In the three months ended July 3, 2011, we recognized approximately $30,000 of compensation expense related to these awards.

In April 2011 we granted performance-based RSUs covering 45,000 shares to our Vice President of Sales, issuable upon meeting certain performance targets in our fiscal years 2012 and 2013. Of these grants, 15,000 shares, upon meeting certain financial measures in fiscal year 2012, will vest annually over the three-year period beginning at the filing of our Form 10-K for fiscal year 2012. The remaining two 15,000 tranches will vest upon meeting certain financial measures in fiscal year 2012 and fiscal year 2013, respectively. In the three months ended July 3, 2011, we recognized approximately $34,000 of compensation expense related to these awards.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
Cost of sales	$59	$220
Research and development	302	1,556
Selling, general and administrative	523	1,546

Total Stock-based compensation expense	$884	$3,322

In the three months ended June 27, 2010, we granted stock-based awards covering approximately 210,000 shares of our common stock to certain employees that resulted in $1.5 million in stock-based compensation expense. These grants were discretionary in nature and fully vested upon issuance. The stock-based compensation expense capitalized as inventory was not significant for all periods presented.

Stock-based compensation expense for the three months ended June 27, 2010 includes approximately $133,000 of incremental stock-based compensation expense associated with RSU awards covering an aggregate of 344,020 shares of our common stock issued in exchange for the options surrendered pursuant to the October 23, 2008 option exchange program.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the periods indicated below as follows:

	July 3, 2011		March 27, 2011
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$6,886	2.5	$7,290	2.4
RSUs (1)	2,098	1.9	2,336	1.8

Total Stock-based compensation expense	$8,984		$9,626

(1)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended
	July 3, 2011	June 27, 2010
Expected term of options (years)	4.3	4.2 – 4.5
Risk-free interest rate	1.5%	1.9 – 2.1%
Expected volatility	41%	39%
Expected dividend yield	—	—
Weighted average estimated fair value	$2.15	$2.47

NOTE 12. COMPREHENSIVE LOSS

Our comprehensive loss for the periods indicated below was as follows (in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
Net loss	$(1,426)	$(7,414)
Change in unrealized income (loss), on marketable securities, net of tax	300	(498)

Comprehensive loss	$(1,126)	$(7,912)

NOTE 13. LEASE FINANCING OBLIGATION

In connection with the Sipex acquisition, we assumed a lease financing obligation related to a facility located in Milpitas, California (the “Hillview Facility”). The lease term expired March 31, 2011 and had average lease payments of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the property, plant and equipment, net line item on the condensed consolidated balance sheet. In accordance with purchase accounting, we accounted for this sale and leaseback transaction as a financing transaction which was included in the long-term lease financing obligations line item on our condensed consolidated balance sheet. The effective interest rate was 8.2%.

At the end of the lease term, March 31, 2011, the terminal value of $12.2 million was settled in a noncash transaction with the expiration of the Hillview Facility lease. As a result, during the first quarter of fiscal year 2012, the property, plant and equipment balance and the terminal value of $12.2 million were removed from our condensed consolidated balance sheet.

Depreciation for the Hillview Facility recorded using the straight-line method for the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
Depreciation expense	$—	$88

In April 2008, we entered into a sublease agreement for the Hillview Facility. The sublease expired March 31, 2011. The sublease income recorded in the other income and expense, net line item in our condensed consolidated statements of operations for the periods indicated below was as follows (in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
Sublease income	$—	$364

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired $5.2 million of design tools in December 2007 under a four-year license, $3.7 million of design tools in November 2008 under a three-year license, $1.1 million in July 2009 under a 3-year license, $1.3 million in December 2009 under a 28-month license, and $1.0 million in June 2010 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item on the condensed consolidated balance sheets. The related design tool obligations were included in the lease financing obligation in our condensed consolidated balance sheets.

Amortization of the design tools recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
Amortization expense	$894	$843

Future minimum lease and sublease income payments for the lease financing obligations as of July 3, 2011 are as follows (in thousands):

Fiscal Years	Design Tools
2012 (9 months remaining)	$1,080
2013	390

Total minimum lease payments	1,470
Less: amount representing interest	(104)

Present value of minimum lease payments	1,366
Less: current portion of lease financing obligation	(1,366)

Long-term lease financing obligation	$—

Interest expense for the Hillview Facility lease financing obligation and design tools for the periods indicated below was as follows (in thousands):

	Three Months Ended
	July 3 , 2011	June 27, 2010
Interest expense	$60	$316

In the course of our business, we enter into arrangements accounted for as operating leases. Our current arrangements relate to engineering design licenses and office space. As of July 3, 2011, our future obligations under these arrangements were $5.7 million and $1.1 million, respectively.

In fiscal year 2011, the lessor for the Hillview Facility made a remediation claim for damages related to our lease. Based on such claim, we submitted a proposal to the lessor to settle the claim and recorded an accrual of $0.4 million in the fourth quarter of fiscal year 2011. The proposal expired in July 2011. The lessor has now filed suit in connection with that remediation claim, claiming it is owed $3 million in remediation costs. We believe the claimed costs are substantially inflated and will defend the lawsuit on that basis, among others. In addition, we have claims against the lessor which we intend to file as part of the lawsuit. We continue to estimate and accrue the amount of approximately $0.4 million to settle the claim.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. The program was approved by the state and implementation started in October 2009. As of July 3, 2011, the remaining liability was $109,000, net of payments of $4,000 during the three months ended July 3, 2011.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months and occasionally we may provide an extended warranty of up to three years from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of July 3, 2011 was immaterial.

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

NOTE 15. LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows. On August 2, 2011, a lawsuit was filed in the Superior Court of California in the County of Santa Clara by Mission West Properties, L.P., the lessor for the Hillview Facility naming us as a defendant. The lawsuit asserts various monetary and equitable claims, but essentially seeks recovery of remediation and restoration costs in the amount of $3.0 million, which we assert are inflated and unsubstantiated. We intend to file counterclaims against the lessor as well as a cross-complaint against the subtenant at the Hillview Facility. An accrual of $0.4 million has been made as the estimated amount to settle the claims. Attorney’s fees and costs will also be incurred in connection with this litigation.

NOTE 16. INCOME TAXES

During the three months ended July 3, 2011, we recorded an income tax benefit of approximately $0.1 million. During the three months ended June 27, 2010, we recorded an income tax expense of $0.1 million. The income tax benefit was primarily due to the allocation of tax benefits between continuing operations and other comprehensive income as prescribed in ASC 740 when applying the exception to the intraperiod allocation rule. The income tax expense in the three months ended June 27, 2010 was primarily due to expenses related to foreign taxable income.

During the three months ended July 3, 2011, the unrecognized tax benefits increased by $0.2 million to $16.9 million as of July 3, 2011. The increase was primarily as a result of increased unrecognized tax benefit on R&D tax credits. If recognized, $14.4 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance for deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties were $0.3 million and $0.4 million as of July 3, 2011 and June 27, 2010, respectively.

Our only major tax jurisdictions are the United States federal and various U.S. states. The fiscal years 2001 through 2011 remain open and subject to examinations by the appropriate governmental agencies in the United States and in certain of our U.S. state jurisdictions.

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION

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

Our net sales by product line are summarized as follows (in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
Communications	$6,749	$6,849
Datacom and storage	3,894	4,960
Interface	19,038	19,676
Power Management	7,297	8,151

Total net sales	$36,978	$39,636

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic area are summarized as follows (in thousands):

	Three Months Ended
	July 3, 2011	June 27, 2010
United States	$9,119	$8,338
China	12,551	13,824
Singapore	3,888	3,782
Germany	4,453	879
Europe (excluding Germany)	1,672	4,856
Rest of world	5,295	7,957

Total net sales	$36,978	$39,636

Substantially all of our long-lived assets at each of July 3, 2011 and March 27, 2011 were located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A. Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) our revenue growth, (2) our future gross profits and margins, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the volatile global economic and financial market conditions, (12) future industry and market trends, (13) future repurchases of our common stock, (14) any future indemnification obligations, (15) the effect of future interest rate changes on our investment portfolio and (16) impacts of our exit of the 10 gigabit Ethernet (10GbE) market). These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward looking statement included in this Form 10-Q. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors”, as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011. We disclaim any obligation to update information in any forward-looking statement.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three months ended July 3, 2011 are not necessarily indicative of results to be expected for any future period.

BUSINESS OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing and sells highly differentiated silicon, software and subsystem solutions for industrial, telecom, networking and storage applications. Our core expertise in silicon integration, system architecture and software has enabled the development of innovative solutions designed to meet the needs of the evolving connected world. Our product portfolio includes power management and interface components, communication products, storage optimization solutions and network security solutions. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, networking and telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are sold in the United States through a number of manufacturers’ representatives and distributors. Internationally, our products are sold through various regional and international distributors with locations around the globe. In addition to our sales offices, we also employ a worldwide team of field application engineers to work directly with our customers.

Our international sales consist of sales that are denominated in U.S. dollars. Our international related operating expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currencies while our sales are denominated in U.S. dollars. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Part II, Item 1A. Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2012 and fiscal year 2011 consist of 53 and 52 weeks, respectively. In fiscal year 2012, the first fiscal quarter was 14 weeks and the remaining three fiscal quarters in fiscal year 2012 will be 13 weeks.

Business Outlook

We experienced a sequential quarterly increase of 9% in our net sales in the first quarter of fiscal year 2012 as compared to the fourth quarter of fiscal year 2011. The increase in net sales as compared to the immediate prior quarter was impacted by growth in all of our product lines. Excluding the impairment of purchased intangible assets recorded in the fourth quarter of fiscal year 2011, operating expenses fell $4.8 million when compared to the prior quarter. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products. In the current quarter, we shipped samples of our most complex design to date, the industry’s first ODU0/ODU flex OTN muxponder. The semiconductor industry appears to be growing slowly, and the broad industrial market demand appears more stable than consumer and personal consumer demand and we are, therefore, cautiously optimistic. Macroeconomics matters such as the European debt crisis, the U.S. debt ceiling and China inflation may impact our business. We believe that we will grow our revenues in line with the semiconductor industry projected annual growth rates.

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

(3) income taxes; (4) stock-based compensation; (5) goodwill; (6) long-lived assets; and (7) valuation of business combinations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

RESULTS OF OPERATIONS

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 3, 2011		June 27, 2010		Change
Net Sales:
Communication	$6,749	18%	$6,849	17%	(1%)
Datacom and storage	3,894	11%	4,960	13%	(21%)
Interface	19,038	51%	19,676	50%	(3%)
Power management	7,297	20%	8,151	20%	(10%)

Total	$36,978	100%	$39,636	100%

Software net sales have not been a significant part of our total net sales.

Communication

Net sales of communication products including network access, transmission and transport products for the three months ended July 3, 2011 decreased by $0.1 million as compared to the same period a year ago. The decrease in net sales of these products is primarily due to the exclusion of a last time buy of an optical part in the current period offset by higher shipments of a certain SDH/SONET product.

Datacom and Storage

Net sales of datacom and storage products including network access and storage products, encryption and data reduction and packet processing products decreased by $1.1 million as compared to the same period a year ago. The decrease in net sales was primarily due to lower security processor sales in Asia and the exclusion of 10GbE product sales in the first fiscal quarter of 2012 offset by shipments of the latest generation of our compression and encryption product.

Interface

Net sales of interface products, including UARTs as well as serial transceiver products, for the three months ended July 3, 2011 decreased by $0.6 million as compared to the same period a year ago, primarily due to lower sales of serial transceivers through our Asian distributor and channel partners and price erosion on certain serial transceiver products.

Power Management

Power management products, including DC-DC regulators and LED drivers, for the three months ended July 3, 2011 decreased by $0.9 million as compared to the same period a year ago, primarily due to lower sales of analog DC-DC to our direct Asian customers.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended				Change
	July 3, 2011		June 27, 2010
Net Sales:
Sell-through distributors	$21,750	59%	$22,020	56%	(1%)
Direct and others	15,228	41%	17,616	44%	(14%)

Total	$36,978	100%	$39,636	100%

Net sales to our distributors for which we recognize revenue on the sell-through basis for the three months ended July 3, 2011 decreased by $0.3 million as compared to the same period a year ago, primarily due to lower communication sales to our sell-through Asian distributors.

Net sales to our direct customers and other distributors for the three months ended July 3, 2011 decreased by $2.4 million, primarily attributable to lower interface and power management sales in the Asian region.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended				Change
	July 3, 2011		June 27, 2010
Net Sales:
Americas	$9,380	25%	$8,662	22%	8%
Asia	21,473	58%	25,239	64%	(15%)
Europe	6,125	17%	5,735	14%	7%

Total	$36,978	100%	$39,636	100%

Net sales in Americas for the three months ended July 3, 2011 increased by $0.7 million as compared to the same period a year ago, primarily due to higher sales of our communication products in the region.

Net sales in Asia for the three months ended July 3, 2011 decreased by $3.8 million as compared to the same period a year ago, primarily due to lower sales across all of our product lines in the region as we emerged from the industry wide inventory correction in the second half of fiscal year 2011.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended				Change
	July 3, 2011		June 27, 2010
Net Sales	$36,978		$39,636
Cost of sales:
Cost of sales	19,232	52%	19,225	49%	—%
Fair value adjustment of acquired inventories	—	—%	42	—%	(100%)
Amortization of acquired intangible assets	905	2%	1,553	4%	(42%)

Gross profit	$16,841	46%	$18,816	47%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets and acquired intellectual property;

•	the fair value adjustment of acquired inventories;

•	the provision for excess and obsolete inventory; and

•	the sale of previously reserved inventory.

Gross profit as a percentage of net sales for the three months ended July 3, 2011 decreased by approximately two percentage points as compared to the same period a year ago. The decrease in gross profit percentage was primarily due to higher amortization of capitalized overhead and product variances and product mix.

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

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	July 3, 2011		June 27, 2010		Change
Net Sales	$36,978		$39,636
R&D expense:
R&D – base	$9,093	25%	$11,813	29%	(23%)
Stock-based compensation	302	1%	1,556	4%	(81%)
Amortization expense – acquired intangibles	—	—	1,074	3%	(100%)

Total R&D expense	$9,395	25%	$14,443	36%	(35%)

SG&A expense:
SG&A – base	$8,903	24%	$10,785	27%	(17%)
Stock-based compensation	523	1%	1,546	4%	(66%)
Amortization expense – acquired intangibles	174	—%	298	1%	(42%)
Acquisition related costs	—	—%	328	1%	(100%)

Total SG&A expense	$9,600	26%	$12,957	33%	(26%)

Research and Development (“R&D”)

Our research and development costs consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, and engineering supplies and services;

•	amortization of acquired intangible assets such as existing technology and patents/core technology; and

•	facilities expenses.

R&D-base expenses for the three months ended July 3, 2011 decreased $2.7 million, or 23%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related expenses in connection with our reduction in force in the fourth quarter of fiscal year 2011, lower outside services and lower maintenance costs on our design software. These reductions in costs were offset by approximately $0.5 million in costs associated with the additional week in the first fiscal quarter of 2012.

We have a contractual agreement under which certain of our research and development costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. For both of the first quarters of fiscal years 2012 and 2011, we offset $1.5 million of R&D expenses in connection with this agreement.

Stock-based compensation expense recorded in R&D expenses was $0.3 million for the three months ended July 3, 2011, as compared to $1.6 million for the same period a year ago. The $1.3 million decrease in stock-based compensation for the three months ended July 3, 2011 as compared to the same period a year ago reflects the exclusion of $0.8 million of compensation related to stock awards granted in the first fiscal quarter of 2011 and the incremental costs related to our 2008 stock option exchange program and lower outstanding equity awards due to our reduction in force in our fourth fiscal quarter of 2011.

The $1.1 million decrease in amortization expense of acquired intangibles for the three months ended July 3, 2011 as compared to the same period a year ago was a result of the completion of the amortization period of an underlying intangible asset.

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

SG&A –base expenses for the three months ended July 3, 2011 decreased $1.9 million, or 17%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related costs, incentives and professional fees offset by approximately $0.4 million of costs associated with the additional week in the first fiscal quarter of 2012.

Stock-based compensation expense recorded in SG&A expenses was $0.5 million for the three months ended July 3, 2011 as compared to $1.5 million for the same period a year ago. The $1.0 million decrease in stock-based compensation for the three months ended July 3, 2011 as compared to the same period a year ago reflects the exclusion of $0.6 million of compensation related to stock awards granted in the first fiscal quarter of 2011 and lower outstanding equity awards due to our reduction in force in our fourth fiscal quarter of 2011.

Acquisition related costs in the three months ended June 27, 2010 primarily reflects remaining payments on a vacated Neterion facility located in Sunnyvale, California.

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions and legal costs, incentives and annual merit increases.

Fiscal 2012 Key Personnel and Executive Incentive Program

In August 2011, Exar announced its Fiscal 2012 Key Personnel and Executive Incentive Program (“2012 Incentive Program”). Under the 2012 Incentive Program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual MBOs. If we believe that it is probable that the performance measures under this program will be achieved, the stock-based compensation for the awards could result in additional expense ranging from $0.4 million to $3.8 million in fiscal year 2012 for performance at various levels.

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	July 3, 2011		June 27, 2010		Change
Net Sales	$36,978		$39,636
Interest income and other, net	711	2%	1,613	4%	(56%)
Interest expense	(60)	—	(318)	(1%)	(81%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	realized gains or losses on marketable securities.

The decrease in interest income and other, net during the three months ended July 3, 2011 as compared to the same period a year ago was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments.

Our former Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet in April 2008. The sublease expired on March 31, 2011 and had average annual rent of approximately $1.4 million. There was no sublease income for the three months ended July 3, 2011. See “Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 13 – Lease Financing Obligation.

Interest Expense

In connection with the Sipex acquisition, we assumed a lease financing obligation related to the Hillview Facility. We have accounted for this sale and leaseback transaction as a financing transaction which is included in the “Long-term lease financing obligation” line item on the condensed consolidated balance sheet. The effective interest rate is 8.2%. At the end of the lease term, March 31, 2011, the terminal value of the lease of $12.2 million was settled in a noncash transaction with the expiration of the Hillview Facility lease.

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

Interest expense for the design tools lease obligations was approximately $0.1 million for the three months ended July 3, 2011. Interest expense for the Hillview Facility lease financing and the design tools lease obligations was $0.3 million for the three months ended June 27, 2010.

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line item on the consolidated statements of operations. Other-than-temporary declines in value of our investments both marketable and non-marketable, judged to be other-than-temporary, are reported in the impairment charges on investments line item in the consolidated statements of operations.

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invests primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. Any decline in the value of our non-marketable investments is reported in the impairment charges on investments line in the condensed consolidated statements of operations. We did not record any impairment charges after our assessment of the valuation of the fund performance in either the three months ended July 3, 2011 or June 27, 2010.

Provision for (Benefit from) Income Taxes

During the three months ended July 3, 2011, we recorded an income tax benefit of approximately $0.1 million, which was primarily due to the allocation of tax benefits between continuing operations and other comprehensive income as prescribed in ASC 740 when applying the exception to the intraperiod allocation rule. During the three months ended June 27, 2010, we recorded an income tax expense of $0.1 million which was primarily due to expenses related to foreign taxable income.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	July 3, 2011	June 27, 2010
	(dollars in thousands)
Cash and cash equivalents	$23,352	$9,063
Short-term investments	179,070	199,098

Total cash, cash equivalents, and short-term investments	$202,422	$208,161

Percentage of total assets	70%	63%

Net cash provided by (used in) operating activities	$2,002	$(969)
Net cash provided by (used in) investing activities	6,680	(14,940)
Net cash used in financing activities	(369)	(514)

Net increase (decrease) in cash and cash equivalents	$8,313	$(16,423)

Our net loss was approximately $1.4 million for the three months ended July 3, 2011. After adjustments for non-cash items and changes in working capital, we generated $2.0 million of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $3.5 million; and

•	stock-based compensation expense of $0.9 million.

Working capital changes included:

•	a $4.3 million increase in accounts receivable primarily due to higher shipments to our sell-through distributors;

•	a $1.8 million decrease in inventories primarily due to higher shipments ; and

•	a $2.1 million increase in deferred income and allowances on sales to distributors and related party as our distributors and related party have increased their inventories.

In the three months ended July 3, 2011, net cash provided by investing activities reflects net proceeds from sales and maturities of short-term marketable securities of $7.1 million offset by $0.5 million in purchases of property, plant and equipment and intellectual property.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the three months ended July 3, 2011 and the twelve months ended March 27, 2011, we did not repurchase any shares under the 2007 SRP. As of July 3, 2011, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

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

We believe that our cash and cash equivalents, short-term marketable securities and expected cash flows from operations will be sufficient to satisfy working capital requirements, capital equipment and intellectual property needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, thus having a material adverse effect on our financial condition. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments complementary to our design expertise and market strategy. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities could result in dilution to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 2 – Recent Accounting Pronouncements.”

OFF-BALANCE SHEET ARRANGEMENTS

As of July 3, 2011, we had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Note 14. Commitments and Contingencies” to the condensed consolidated financial statements for further discussion of our product warranty liabilities and indemnification obligations.

As discussed in “Note 14. Commitments and Contingencies”, during the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying condensed consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at July 3, 2011 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$20,126	$20,126	$—	$—	$—
Short-term lease financing obligations (2)	1,366	1,366	—	—	—
Lease obligations (3)	6,798	2,349	3,032	1,417	—
Long-term investment commitments (Skypoint Fund) (4)	181	181	—	—	—
Remediation commitment (5)	109	59	10	40	—

Total	$28,580	$24,081	$3,042	$1,457	$—

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $3.7 million at July 3, 2011, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.
(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash and cash equivalent balances.
(2)	Includes licensing agreements related to engineering design software.
(3)	Includes lease payments related to worldwide offices and buildings.
(4)	The commitment related to the Skypoint Fund does not have a set payment schedule and thus will become payable upon the request from the Funds General Partner should the General Partner decide to request it on or before July 27, 2011. The commitment lapsed without any further payments.
(5)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At July 3, 2011, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional money management institutions. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $194.8 million as of July 3, 2011 and $193.4 million as of March 27, 2011. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of July 3, 2011, the increase or decline in the fair value of the portfolio would not be material. At July 3, 2011, the difference between the fair market value and the underlying cost of the investments portfolio was a net unrealized gain of $0.3 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At July 3, 2011, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $179.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communications of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the Chief Executive Officer (our principal executive officer) (the “CEO”) and Chief Financial Officer (our principal financial officer) (the “CFO”), to allow timely decisions regarding required disclosure.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of July 3, 2011.

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

The disclosure in “Notes to Condensed Consolidated Financial Statements, Note 15– Legal Proceedings” contained in “Part I, Item 1. Financial Statements” is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

We are subject to the following risks that could materially and adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report and in our Annual Report on Form 10-K for our fiscal year ended March 27, 2011 should be carefully considered. The risks and uncertainties described below and in our Annual Report on Form 10-K for our fiscal year ended March 27, 2011 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

•

if we undertake restructuring activities due to economic pressure, our restructuring efforts may not be successful, and we may not be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans, in addition, if we reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities;

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of the recent economic downturn;

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization of unabsorbed fixed manufacturing costs;

•	the impact of our revenue recognition policies on reported results; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand if customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

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

As of July 5, 2011, Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 15% of our common stock, and affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 17% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions enable Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Further, Alonim is an affiliate of Future, our largest distributor, and Pierre Guilbault, the chief financial officer of Future, is a member of our board of directors. These relationships could also result in actual or perceived attempts to influence management or take actions beneficial to Future which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide our distributors because of its relationship with us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

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

Our growth depends in part on our successful continued development and customer acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products; (v) continue to expand our technical and design expertise; (vi) introduce and cost-effectively manufacture new products on a timely basis; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands to increased functional integration and other changes. Migration from older products to newer products may result in volatility of earnings as revenues from older products decline and revenues from newer products begin to grow.

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

We have undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	the opportunity cost associated with committing capital in such transactions;

•	the possibility of litigation arising from these transactions;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience or where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets; and

•	incurring large and immediate write-offs of assets.

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

If we are unable to convert a significant portion of our design wins into revenue, our business, financial condition and results of operations would be materially and adversely impacted.

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

Although we, our customers and our suppliers rigorously test our products, they may contain undetected errors, performance weaknesses, defects or bugs when first introduced or as new versions are released. If any of our products contain production defects or reliability issues, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

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

Under certain circumstances, including a company acquisition or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability or willingness to offer equity compensation to as many key employees or in amounts consistent with market practices may also adversely affect our ability to retain key employees, all of whom have been granted equity awards. In addition, competitors may recruit our employees, as is common in the high tech sector. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruiting and training costs.

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

We may be exposed to additional credit risk as a result of the addition of significant direct customers through acquisitions.

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

The assessment of goodwill and other intangible assets impairment is a subjective process. Estimations and assumptions regarding future performance, results of our operations and comparability of our market capitalization and its net book value will be used. Changes in estimates and assumptions could impact fair value resulting in an impairment, which could materially and adversely impact on our business, financial condition and results of operations.

Our business may be materially and adversely impacted if we fail to effectively utilize and incorporate acquired technology.

We have acquired and may in the future acquire intellectual property in order to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks relating to, among other things, successful technical integration into new products, market acceptance of new products and achievement of planned return on investment. Successful technical integration in particular requires a variety of capabilities that we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skills to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs, which could materially and adversely impact our business, financial condition and results of operations.

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

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, and may in the future experience, in some cases, severe pressure on pricing from some of our competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in the loss of our design opportunities or a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in China to market our commodity interface products that could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would adversely affect our operating results and financial condition. To the extent that our competitors offer distributors or sales representatives more favorable terms, these distributors and sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements. If we or our contract partners are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our business, financial condition and results of operations may be materially and adversely affected. Our future competitive performance depends on a number of factors, including our ability to:

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

We depend on third-party subcontractors to manufacture our products. We utilize wafer foundries for processing our wafers and assembly and test subcontractors for manufacturing and testing our packaged products. Any disruption in or loss of subcontractors’ capacity to manufacture and test our products subjects us to a number of risks, including the potential for an inadequate supply of products and higher materials costs. These risks may lead to delayed product delivery or increased costs, which could materially and adversely impact our business, financial condition and results of operations.

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

New process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. Our foundries or the foundries of our suppliers may experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays.

Our foundries manufacture our products on a purchase order basis. We provide our foundries with rolling forecasts of our production requirements; however, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. Our third-party foundries may not allocate sufficient capacity to satisfy our requirements. In addition, we may not continue to do business with our foundries on terms as favorable as our current terms.

Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. Any delays or shortages would likely materially and adversely impact our business, financial condition and results of operations. In particular, the products produced from the wafers manufactured by Episil and Silan currently constitute a significant part of our total revenue, and so any delay, reduction or elimination of our ability to obtain wafers from either foundry could materially and adversely impact our business, financial condition and results of operations.

Our reliance on our wafer foundries and assembly and test subcontractors involves the following risks, among others:

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

•	manufacturing quality control or process control issues, including reduced control over manufacturing yields, production schedules and product quality;

•	potential misappropriation of our intellectual property;

•	disruption of transportation to and from Asia where most of our foundries and subcontractors are located;

•	political, civil, labor or economic instability;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and

•	compliance with local or international regulatory requirements.

Other additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	our board level product volume may not be attractive to preferred manufacturing partners, which could result in higher pricing or having to qualify an alternative vendor;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	entry into “take-or-pay” agreements; and

•	limited warranties from our subcontractors for products assembled and tested for us.

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

In addition, at times the stock market has experienced extreme price, volume and value fluctuations that affect the market prices of the stock of many high technology companies, including semiconductor companies, that are unrelated or disproportionate to the operating performance of those companies. Any such fluctuations may harm the market price of our common stock.

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

International sales have accounted for, and will likely continue to account for a significant portion of our revenues, which subjects us to the following risks, among others:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export or import licenses;

•	disruption of services due to political, civil, labor or economic instability;

•	disruption of services due to natural disasters outside the United States;

•	disruptions to customer operations outside the United States due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing sales channel partners;

•	difficulties in obtaining governmental approvals for communications and other products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties;

•	contractual or indemnity issues that are materially different from our standard sales terms; and

•	potentially adverse tax consequences.

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

EXAR CORPORATION (Registrant)

August 11, 2011	By	/s/ Kevin Bauer

Kevin Bauer Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	9/17/2010

10.1	Fiscal Year 2012 Executive Incentive Program					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X