Form 10-Q
period 2011-10-02
EXAR CORP
filed 2011-11-14
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

The number of shares outstanding of the Registrant’s Common Stock was 44,812,994 as of October 31, 2011, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 2, 2011	March 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,681	$15,039
Short-term marketable securities	195,406	185,960
Accounts receivable (net of allowances of $821 and $1,165)	13,890	9,776
Accounts receivable, related party (net of allowances of $963 and $358)	1,115	3,194
Inventories	19,456	21,962
Other current assets	4,964	3,562

Total current assets	242,512	239,493
Property, plant and equipment, net	23,325	38,009
Goodwill	3,184	3,184
Intangible assets, net	13,752	15,390
Other non-current assets	2,778	2,139

Total assets	$285,551	$298,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,732	$8,794
Accrued compensation and related benefits	4,830	6,069
Deferred income and allowances on sales to distributors	3,742	4,632
Deferred income and allowances on sales to distributors, related party	11,978	10,680
Other accrued expenses	5,278	7,062

Total current liabilities	37,560	37,237
Long-term lease financing obligations	—	12,558
Other non-current obligations	3,905	3,841

Total liabilities	$41,465	$53,636

Commitments and contingencies (Notes 14 and 15)
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	$—	$—
Common stock, $.0001 par value; 100,000,000 shares authorized; 44,805,430 and 44,519,663 shares outstanding at October 2, 2011 and March 27, 2011, respectively (net of treasury shares)	4	4
Additional paid-in capital	730,444	728,139
Accumulated other comprehensive loss	(582)	(287)
Treasury stock at cost, 19,924,369 shares at October 2, 2011 and March 27, 2011	(248,983)	(248,983)
Accumulated deficit	(236,797)	(234,294)

Total stockholders’ equity	244,086	244,579

Total liabilities and stockholders’ equity	$285,551	$298,215

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Sales:
Net sales	$25,910	$25,885	$50,983	$54,250
Net sales, related party	10,210	11,348	22,115	22,619

Total net sales	36,120	37,233	73,098	76,869

Cost of sales:
Cost of sales	13,661	13,205	27,150	27,284
Cost of sales, related party	4,825	5,222	10,568	10,410
Amortization of purchased intangible assets	905	1,515	1,810	3,068

Total cost of sales	19,391	19,942	39,528	40,762

Gross profit	16,729	17,291	33,570	36,107

Operating expenses:
Research and development	8,838	11,840	18,233	26,283
Selling, general and administrative	9,373	11,083	18,973	24,040

Total operating expenses	18,211	22,923	37,206	50,323
Loss from operations	(1,482)	(5,632)	(3,636)	(14,216)
Other income and expense, net:
Interest income and other, net	715	1,578	1,426	3,191
Interest expense	(61)	(316)	(121)	(634)
Impairment charges on investments	—	(62)	—	(62)

Total other income and expense, net	654	1,200	1,305	2,495
Loss before income taxes	(828)	(4,432)	(2,331)	(11,721)
Provision for income taxes	249	27	172	152

Net loss	$(1,077)	$(4,459)	$(2,503)	$(11,873)

Loss per share:
Basic loss per share	$(0.02)	$(0.10)	$(0.06)	$(0.27)

Diluted loss per share	$(0.02)	$(0.10)	$(0.06)	$(0.27)

Shares used in the computation of loss per share:
Basic	44,759	44,173	44,676	44,035

Diluted	44,759	44,173	44,676	44,035

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 2, 2011	September 26, 2010
Cash flows from operating activities:
Net loss	$(2,503)	$(11,873)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	6,877	10,690
Stock-based compensation expense	2,061	4,836
Other than temporary loss on investments	—	62
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable, related party	(2,035)	(36)
Inventories	2,506	(7,601)
Other current and non-current assets	(23)	544
Accounts payable	302	2,017
Accrued compensation and related benefits	(1,435)	(282)
Deferred income and allowance on sales to distributors and related party distributor	408	1,853
Other accrued expenses	(1,025)	(176)

Net cash provided by operating activities	5,133	34

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(1,642)	(2,645)
Purchases of short-term marketable securities	(66,732)	(82,269)
Proceeds from maturities of short-term marketable securities	31,738	39,676
Proceeds from sales of short-term marketable securities	25,022	35,187
Other disposal (investment) activities	56	(263)

Net cash used in investing activities	(11,558)	(10,314)

Cash flows from financing activities:
Proceeds from issuance of common stock	437	431
Payment of lease financing obligations	(1,370)	(1,551)

Net cash used in financing activities	(933)	(1,120)

Net decrease in cash and cash equivalents	(7,358)	(11,400)
Cash and cash equivalents at the beginning of period	15,039	25,486

Cash and cash equivalents at the end of period	$7,681	$14,086

Supplemental disclosure of non-cash investing and financial activities:
Return of Hillview Facility to Lessor	$12,167	$—
Property, plant and equipment acquired under capital lease	$—	$1,208

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2012 and fiscal year 2011 consist of 53 and 52 weeks, respectively. In fiscal year 2012, the first fiscal quarter was 14 weeks and the remaining three fiscal quarters consist of 13 weeks. All references to quarterly or three and six months ended financial results are references to the results of the relevant fiscal period.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of our financial position as of October 2, 2011 and our results of operations for the three and six months ended October 2, 2011 and September 26, 2010, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued an update to the authoritative guidance for fair value measurement. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This update changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this update clarifies the FASB’s intent about the application of existing fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and shall be applied prospectively. We do not believe the adoption of this authoritative guidance will have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued an update to the authoritative guidance for comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective in fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe the adoption of this authoritative guidance will have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We adopted the amended guidance in our three months ended October 2, 2011 and the early adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our investment assets, measured at fair value on a recurring basis, as of October 2, 2011 are as follows (in thousands, except for percentages):

	Level 1	Level 2	Total
Assets:
Money market funds	$2,691	$—	$2,691	1%
U.S. Treasury securities	20,500	—	20,500	11%
Asset-backed securities	—	21,602	21,602	11%
Agency mortgage-backed securities	—	33,388	33,388	17%
Agency pool mortgage-backed securities	—	2,868	2,868	1%
Corporate bonds and notes	—	83,335	83,335	42%
Government and agency bonds	—	33,713	33,713	17%

Total investment assets	$23,191	$174,906	$198,097	100%

Our investment assets, measured at fair value on a recurring basis, as of March 27, 2011 were as follows (in thousands, except for percentages):

	Level 1	Level 2	Total
Assets:
Money market funds	$7,403	$—	$7,403	4%
U.S. Treasury securities	20,726	—	20,726	10%
Asset-backed securities	—	24,242	24,242	13%
Agency mortgage-backed securities	—	35,565	35,565	18%
Agency pool mortgage-backed securities	—	3,522	3,522	2%
Corporate bonds and notes	—	78,588	78,588	41%
Government and agency bonds	—	23,317	23,317	12%

Total investment assets	$28,129	$165,234	$193,363	100%

Our cash, cash equivalents and short-term marketable securities as of October 2, 2011 and March 27, 2011 are as follows (in thousands):

	October 2, 2011	March 27, 2011
Cash and cash equivalents
Cash at financial institutions	$4,990	$7,636
Cash equivalents
Money market funds	2,691	7,403

Total cash and cash equivalents	$7,681	$15,039

Available-for-sale securities
U.S. government and agency securities	$54,213	$44,043
Corporate bonds and notes	83,335	78,588
Asset-backed securities	21,602	24,242
Mortgage-backed securities	36,256	39,087

Total short-term marketable securities	$195,406	$185,960

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

Our net realized gains (losses) on marketable securities were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Gross realized gains	$94	$308	$264	$515
Gross realized losses	(213)	(238)	(426)	(467)

Net realized gains (losses)	$(119)	$70	$(162)	$48

The following table summarizes our investments in marketable securities as of October 2, 2011 and March 27, 2011 (in thousands):

	October 2, 2011
	Amortized Cost	Unrealized			Fair Value
		Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)
Money market funds	$2,691	$—	$—	$—	$2,691
U.S. government and agency securities	53,781	445	(13)	432	54,213
Corporate bonds and notes	83,607	320	(592)	(272)	83,335
Asset and mortgage-backed securities	57,797	278	(217)	61	57,858

Total investments	$197,876	$1,043	$(822)	$221	$198,097

	March 27, 2011
	Amortized Cost	Unrealized			Fair Value
		Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)
Money market funds	$7,403	$—	$—	$—	$7,403
U.S. government and agency securities	44,117	145	(219)	(74)	44,043
Corporate bonds and notes	77,957	694	(63)	631	78,588
Asset and mortgage-backed securities	63,370	172	(213)	(41)	63,329

Total investments	$192,847	$1,011	$(495)	$516	$193,363

(1)	Gross of tax impact

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

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three and six months ended October 2, 2011, there were no investments identified with other than temporary declines in value. Other-than-temporary declines in value of our investments are reported in the “Impairment charges on investments” line item in the condensed consolidated statements of operations. In the three months ended September 27, 2009, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the three months ended September 27, 2009. In the three months ended September 26, 2010, due to further decline in the investment, we recorded an additional other-than-temporary impairment charge of $62,000.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at October 2, 2011 and March 27, 2011, respectively, by expected maturity were as follows (in thousands):

	October 2, 2011		March 27, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$59,163	$58,862	$78,378	$78,684
Due in 1 to 5 years	138,713	139,235	114,469	114,679

Total	$197,876	$198,097	$192,847	$193,363

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of October 2, 2011 and March 27, 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	October 2, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$8,382	$(12)	$—	$—	$8,382	$(12)
Corporate bonds and commercial paper	33,949	(593)	2,333	(20)	36,282	(613)
Asset and mortgage-backed securities	19,055	(100)	5,204	(97)	24,259	(197)

Total	$61,386	$(705)	$7,537	$(117)	$68,923	$(822)

	March 27, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$25,936	$(219)	$325	$(4)	$26,261	$(223)
Corporate bonds and commercial paper	16,516	(63)	1,948	(9)	18,464	(72)
Asset and mortgage-backed securities	34,143	(200)	—	—	34,143	(200)

Total	$76,595	$(482)	$2,273	$(13)	$78,868	$(495)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment. As of October 2, 2011, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

Intangible Assets

Our purchased intangible assets at October 2, 2011 and March 27, 2011, respectively, are as follows (in thousands):

	October 2, 2011			March 27, 2011
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$34,675	$(24,020)	$10,655	$33,613	$(22,095)	$11,518
Patents/Core technology	3,736	(2,598)	1,138	3,906	(2,340)	1,566
In-process research and development (“IPR&D”)	300	—	300	300	—	300
Research and development reimbursement contract	4,500	(4,500)	—	4,500	(4,500)	—
Customer backlog	1,400	(1,400)	—	1,400	(1,400)	—
Distributor relationships	1,264	(1,069)	195	1,264	(1,019)	245
Customer relationships	2,905	(1,587)	1,318	2,905	(1,424)	1,481
Non-compete agreement	77	(77)	—	77	(77)	—
Tradenames/Trademarks	1,025	(879)	146	1,025	(745)	280

Total	$49,882	$(36,130)	$13,752	$48,990	$(33,600)	$15,390

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists, we compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge equal to the excess of the carrying value over the asset’s fair value. IPR&D assets are considered an indefinite-lived intangible asset and are not subject to amortization until its useful life is determined to be no longer indefinite. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

As of October 2, 2011, there were no indicators that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for periods presented below are as follows:

	Weighted Average Lives	Three Months Ended		Six Months Ended
		October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(in months)		(in thousands)
Existing technology	65	$976	$1,615	$1,925	$3,193
Patents/Core technology	61	129	166	258	332
Research and development reimbursement contract	24	—	1,002	—	2,004
Customer backlog	6	—	—	—	75
Distributor relationships	72	25	25	50	50
Customer relationships	80	82	169	163	338
Non-compete agreement	15	—	20	—	40
Tradenames/Trademarks	35	67	82	134	166

Total		$1,279	$3,079	$2,530	$6,198

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2012 (6 months remaining)	$2,577
2013	4,681
2014	4,098
2015	1,575
2016	638
2017 and thereafter	183

Total estimated amortization	$13,752

In-Process Research and Development (“IPR&D”)

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”), a fabless semiconductor company focused on carrier grade transport over telecom networks based in Ottawa, Ontario, Canada. As of October 2, 2011, the total research and development expense incurred and expected to be incurred to complete the project is estimated at $14.2 million. The $2.2 million increase in the estimated costs to complete from the reported amount at July 3, 2011, reflects additional testing, improvement and refinement of the underlying product. The product is expected to be released into production by June 2012.

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

As of October 2, 2011 and March 27, 2011, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheet, was as follows (in thousands):

Long-term investment	October 2, 2011	March 27, 2011
Skypoint Fund	$1,677	$1,563

We have made approximately $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $114,000 to the fund during the six months ended October 2, 2011. Any remaining capital commitment to the Skypoint Fund lapsed on July 27, 2011. In the three months ended October 2, 2011, the limited partners of the Skypoint Fund agreed to extend the term of the Skypoint Fund for one additional year.

The carrying amount of $1.7 million is net of capital contributions, cumulative impairment charges and capital distributions.

Impairment

We analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no other-than-temporary impairment, and therefore we did not record an impairment charge for Skypoint Fund in either the six months ended October 2, 2011 or September 26, 2010, respectively.

NOTE 6. RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of October 2, 2011. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances that are provided to certain other Exar partners. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Future	28%	30%	30%	29%

Related party expenses for marketing promotional materials reimbursed were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Future	$17	$10	$34	$16

NOTE 7. RESTRUCTURING

During the three months ended December 26, 2010, we vacated our facility in Framingham, Massachusetts and recorded a restructuring reserve of $134,000 for the remaining payments owed on this site. Approximately $25,000 of an accrual as of October 2, 2011 relates to the remaining rent payments and an estimate of costs for resolution of our lease termination responsibilities.

In connection with the Neterion, Inc. (“Neterion”) acquisition in March 2010, we assumed a lease obligation for a facility in Sunnyvale, California. We vacated the facility in May 2010 and recorded a restructuring reserve of approximately $234,000, during the quarter ended June 27, 2010, for the remaining payments due on this site. The lease expired in August 2011. Approximately $22,000 of an accrual as of October 2, 2011 relates to resolution of our lease termination responsibilities.

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then-current economic conditions. These costs were accounted for as liabilities assumed as part of the business combination. The costs remaining as of October 2, 2011 and March 27, 2011 relate to office space in Belgium that has been vacated but is under lease until March 2012 and were approximately $40,000 (subject to foreign exchange fluctuation) and $81,000, respectively.

Our restructuring liabilities were included in the “Other accrued expenses” line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the six months ended October 2, 2011 are summarized as follows (in thousands):

Facility Costs
Balance at March 27, 2011	$288
Payments	(201)

Balance at October 2, 2011	$87

NOTE 8. BALANCE SHEET DETAIL

Our property, plant and equipment consisted of the following as of the dates indicated (in thousands):

	October 2, 2011	March 27, 2011
Land	$6,660	$11,960
Building and leasehold improvements	16,302	24,398
Machinery and equipment	46,903	46,863
Software and licenses	37,678	37,785

Property, plant and equipment, total	107,543	121,006
Accumulated depreciation and amortization	(84,218)	(82,997)

Property, plant and equipment, net	$23,325	$38,009

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

Our inventories consisted of the following as of the dates indicated (in thousands):

	October 2, 2011	March 27, 2011
Work-in-process and raw materials	$10,820	$12,068
Finished goods	8,636	9,894

Total Inventories	$19,456	$21,962

Our other accrued expenses consisted of the following as of the dates indicated (in thousands):

	October 2, 2011	March 27, 2011
Short-term lease financing obligations	$700	$1,681
Accrued legal and professional services	1,718	1,630
Accrued sales and marketing expenses	875	1,036
Accrued manufacturing expenses, royalties and licenses	1,502	1,873
Accrued restructuring expenses	87	288
Other	396	554

Total other accrued expenses	$5,278	$7,062

NOTE 9. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if outstanding stock options or warrants to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding restricted stock units (“RSUs”) were issued.

A summary of our loss per share for the periods presented is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Net loss	$(1,077)	$(4,459)	$(2,503)	$(11,873)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	44,759	44,173	44,676	44,035
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in computation of diluted loss per share	44,759	44,173	44,676	44,035

Loss per share—basic and diluted	$(0.02)	$(0.10)	$(0.06)	$(0.27)

The following were not included in the computation of diluted shares outstanding because they were anti-dilutive (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	October 2, 2011		September 26, 2010		October 2, 2011		September 26, 2010
	Shares	Weighted Average Price per Share	Shares	Weighted Average Price per Share	Shares	Weighted Average Price per Share	Shares	Weighted Average Price per Share
Options	6,679	$5.96 – $7.42	6,075	$5.87 – $13.43	6,679	$6.05 – $7.32	6,075	$7.09 – $12.69
Warrants	—	—	280	9.63	—	—	280	9.63
RSUs	430	—	632	—	430	—	632	—

Total	7,109		6,987		7,109		6,987

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

During the three and six months ended October 2, 2011 and September 26, 2010, respectively, we did not repurchase any shares under the 2007 SRP. As of October 2, 2011, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

NOTE 11. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of October 2, 2011	Six Months Ended October 2, 2011
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,436

Issued		44	$5.72

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and one other equity plan assumed upon our August 2007 acquisition of Sipex, the Sipex Corporation 2006 Equity Incentive Plan ( the “Sipex Plan”).

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plan are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At October 2, 2011, there were approximately 4.7 million shares available for future grant under all our equity incentive plans.

In August 2011, we announced our Fiscal 2012 Key Personnel and Executive Incentive Program (“2012 Incentive Program”). Under the 2012 Incentive Program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual MBOs. If we believe that it is probable that the performance measures under this program will be achieved, the stock-based compensation for the awards could result in additional expense ranging from $0.4 million to $3.9 million in fiscal year 2012 for performance at various levels. For the three and six months ended October 2, 2011, we did not recognize any compensation expense related to these awards.

Stock Option Activities

Our stock option transactions during the six months ended October 2, 2011 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 27, 2011	5,729,464	$7.61	4.74	$147	103
Granted	1,460,795	6.05
Exercised	(29,798)	6.21
Cancelled	(168,678)	7.18
Forfeited	(312,338)	6.85

Balance at October 2, 2011	6,679,445	$7.32	4.80	$16	98

Vested and expected to vest, October 2, 2011	6,413,573	$7.37	4.74	$16

Vested and exercisable, October 2, 2011	2,929,200	$8.33	3.74	$13

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $5.71 and $6.08 as of October 2, 2011 and March 27, 2011, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

RSU Activities

Our RSU transactions during the six months ended October 2, 2011 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)	Unrecognized Stock-based Compensation Cost(2) (in millions)
Unvested at March 27, 2011	557,098	$7.17	1.09	$3,387	$2.3
Granted	130,650	5.99
Issued and released	(237,830)	7.25
Forfeited	(20,248)	6.42

Unvested at October 2, 2011	429,670	$6.81	1.41	$2,453	$2.1

Vested and expected to vest, October 2, 2011	406,934	$6.81	1.36	$2,324

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.
(2)	For RSUs, stock based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs less estimated forfeitures, was recognized on a straight-line basis, over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in our fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. In the three and six months ended October 2, 2011, we recognized approximately $27,000 and $54,000, respectively, of compensation expense related to these awards.

In April 2010, we granted performance-based RSUs covering 56,000 shares to our CEO, issuable upon meeting certain performance targets in our fiscal year 2011 and vesting annually over a three year period beginning May 3, 2010. The annual vesting requires continued service through each annual vesting date. In the three and six months ended October 2, 2011, we recognized approximately $30,000 and $60,000, respectively, of compensation expense related to these awards.

In April 2011 we granted performance-based RSUs covering 45,000 shares to our Vice President of Sales, issuable upon meeting certain performance targets in our fiscal years 2012 and 2013. Provided certain financial measures in fiscal year 2012 are met, 15,000 of these shares will vest in three equal installments annually over the three year period beginning at the filing of our Form 10-K for fiscal year 2012. The remaining two tranches of 15,000 shares each will vest upon meeting certain financial measures in fiscal year 2012 and fiscal year 2013, respectively. In the three months ended July 3, 2011, we recognized approximately $34,000 of compensation expense related to these awards. For the three months ended October 2, 2011, we reversed the expense previously accrued related to these awards based on current projections of the satisfaction of the performance criteria.

In August 2011, we announced our 2012 Incentive Program. Under the 2012 Incentive Program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual MBOs. For the three and six months ended October 2, 2011, we did not recognize any compensation expense related to these awards.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Cost of sales	$69	$98	$128	$318
Research and development	488	665	790	2,221
Selling, general and administrative	620	751	1,143	2,297

Total Stock-based compensation expense	$1,177	$1,514	$2,061	$4,836

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the periods indicated below as follows:

	October 2, 2011		March 27, 2011
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$7,290	2.6	$7,290	2.4
RSUs (1)	2,055	1.8	2,336	1.8

Total Stock-based compensation expense	$9,345		$9,626

(1)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Expected term of options (years)	4.3	4.4	4.3	4.4
Risk-free interest rate	0.9%	1.3%	0.9%–1.5%	1.3%–2.1%
Expected volatility	42%	39%	41%–42%	39%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$2.01	$2.31	$2.12	$2.46

NOTE 12. COMPREHENSIVE INCOME (LOSS)

Our comprehensive loss for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Net loss	$(1,077)	$(4,459)	$(2,503)	$(11,873)
Change in unrealized income (loss), on marketable securities, net of tax	(595)	442	(295)	(56)

Comprehensive loss	(1,672)	(4,017)	(2,798)	(11,929)

NOTE 13. LEASE FINANCING OBLIGATION

In connection with the Sipex acquisition, we assumed a lease financing obligation related to the Hillview Facility. The lease term expired March 31, 2011 and had average lease payments of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the property, plant and equipment, net line item on the condensed consolidated balance sheet. In accordance with purchase accounting, we accounted for this sale and leaseback transaction as a financing transaction which was included in the long-term lease financing obligations line item on our condensed consolidated balance sheet as of March 27, 2011. The effective interest rate was 8.2%.

At the end of the lease term, March 31, 2011, the terminal value of $12.2 million was settled in a noncash transaction with the expiration of the Hillview Facility lease. As a result, during the first quarter of fiscal year 2012, the property, plant and equipment balance and the terminal value of $12.2 million included in the long-term lease financing obligations line were removed from our condensed consolidated balance sheet.

Depreciation for the Hillview Facility recorded using the straight-line method for the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Depreciation expense	$—	$88	$—	$176

In April 2008, we entered into a sublease agreement for the Hillview Facility. The sublease expired March 31, 2011. The sublease income recorded in the other income and expense, net line item in our condensed consolidated statements of operations for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Sublease income	$—	$393	$—	$786

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $5.2 million in December 2007 under a four-year license, $3.7 million in November 2008 under a three-year license, $1.1 million in July 2009 under a 3-year license, $1.3 million in December 2009 under a 28-month license, and $1.0 million in June 2010 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item on the condensed consolidated balance sheets. The related design tool obligations were included in other accrued expenses and in the lease financing obligation in our condensed consolidated balance sheets as of October 2, 2011 and March 27, 2011, respectively.

Amortization of the design tools recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Amortization expense	$894	$894	$1,788	$1,737

Future minimum lease and sublease income payments for the lease financing obligations as of October 2, 2011 are as follows (in thousands):

Fiscal Years	Design Tools
2012 (6 months remaining)	$362
2013	390

Total minimum lease payments	752
Less: amount representing interest	(52)

Present value of minimum lease payments	700
Less: current portion of lease financing obligation	(700)

Long-term lease financing obligation	$—

Interest expense for the Hillview Facility lease financing obligation and design tools for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Interest expense	$58	$321	$118	$639

In the course of our business, we enter into arrangements accounted for as operating leases. Our current arrangements relate to engineering design tool licenses and office space. As of October 2, 2011, our future obligations under these arrangements were $5.7 million and $2.1 million, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. Our application for low-threat closure is with the San Francisco Bay Regional Water Control Board for approval. As of October 2, 2011, the remaining liability was $99,000, net of payments of $15,000 during the six months ended October 2, 2011.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months and occasionally we may provide an extended warranty of up to three years from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of October 2, 2011 was immaterial.

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

NOTE 15. LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows. On August 2, 2011, a lawsuit was filed in the Superior Court of California in the County of Santa Clara by Mission West Properties, L.P., the lessor for the Hillview Facility naming us as a defendant (Santa Clara County Superior Court case No. 1-11-CV-206456). The lawsuit asserts various monetary and equitable claims, but essentially seeks recovery of remediation and restoration costs in the amount of $3.0 million, which we assert are inflated and unsubstantiated. On August 24, 2011 we filed a Cross-Complaint against Mission West Properties, L.P. for the following Causes of Action: (1) Promissory Fraud; (2) Breach of the Covenant of Good Faith and Fair Dealing; (3) Contract Reformation; and (4) for Deposit in Court. The Cross-Complaint also asserts the following causes of action against our former subtenant, Kovio, Inc.: (1) Declaratory Relief and Indemnity; (2) Breach of Contract; and (3) for Deposit in Court. As of the date of this Quarterly Report, neither Cross-Defendant has filed responsive pleadings. The written discovery process is underway. No personal appearances or hearings in court, of any kind, have taken place. An accrual of $0.4 million has been made as the estimated amount to settle claims. Attorney’s fees and costs will also be incurred in connection with this litigation.

NOTE 16. INCOME TAXES

During the three and six months ended October 2, 2011, we recorded income tax expense of approximately $249,000 and $172,000, respectively. During the three and six months ended September 26, 2010, we recorded income tax expense of $27,000 and $152,000, respectively. The income tax expense was primarily due to expenses recorded during the second quarter of fiscal 2012 for foreign taxable income.

During the three and six months ended October 2, 2011, the unrecognized tax benefits increased by $0.2 million and $0.4 million, respectively, to $17.1 million as of October 2, 2011. The increase was primarily related to R&D tax credits. If recognized, $14.5 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance for deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties was $0.3 million as of October 2, 2011 and March 27, 2011, respectively.

Our only major tax jurisdictions are the United States federal and various U.S. states. The fiscal years 2002 through 2011 remain open and subject to examinations by the appropriate governmental agencies in the United States and in certain of our U.S. state jurisdictions.

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

Our net sales by product line are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Communications	$4,542	$4,966	$11,291	$11,815
Datacom and storage	4,959	4,438	8,853	9,398
Interface	18,788	20,208	37,826	39,884
Power management	7,831	7,621	15,128	15,772

Total net sales	$36,120	$37,233	$73,098	$76,869

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic area are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
United States	$9,372	$7,317	$18,491	$15,655
China	12,757	13,424	25,308	27,248
Singapore	3,607	3,650	7,495	7,432
Germany	3,257	4,328	7,710	5,207
Europe (excluding Germany)	1,675	1,618	3,347	6,474
Rest of world	5,452	6,896	10,747	14,853

Total net sales	$36,120	$37,233	$73,098	$76,869

Substantially all of our long-lived assets at each of October 2, 2011 and March 27, 2011 were located in the United States.

NOTE 18. SUBSEQUENT EVENT

On November 10, 2011, we filed a Form 8-K announcing the resignation of our former Chief Executive Officer, President and Board Member, Pete Rodriguez. Richard L. Leza, our Chairman of the Board of Directors will assume, on an interim basis, the duties of Chief Executive Officer and President, effective immediately. The Board of Directors will immediately commence a search for a full time Chief Executive Officer and President.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A. Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) our revenue growth, (2) our future gross profits and margins, (3) our future research and development efforts and related expenses, (4) our future selling, general and administrative expenses, (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the volatile global economic and financial market conditions, (12) future industry and market trends, (13) future repurchases of our common stock, (14) any future indemnification obligations, and (15) the effect of future interest rate changes on our investment portfolio. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward-looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the captions “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors”, as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011. We disclaim any obligation to update information in any forward-looking statement.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and six months ended October 2, 2011 are not necessarily indicative of results to be expected for any future period.

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

Our international sales consist of sales that are denominated in U.S. dollars. Our international related operating expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currencies while our sales are denominated in U.S. dollars. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Part II, Item 1A. Risk Factors.”

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2012 and fiscal year 2011 consist of 53 and 52 weeks, respectively. In fiscal year 2012, the first fiscal quarter was 14 weeks and the remaining three quarters consist of 13 weeks.

Business Outlook

We experienced a sequential quarterly decrease of 2% in our net sales in the second quarter of fiscal year 2012 as compared to the immediate prior quarter, which included 14 weeks in the period. The slight decrease was achieved during a time of strong global economic uncertainty. We saw our communication product line drop 33% with lower shipments of our SONET products; these products tend to peak in our June quarters. The decrease in the communication net sales was offset by a 27% increase in our datacom and storage products, specifically our accelerator processor product, and a 7% increase in our power product line due to license revenues associated with our PowerXR product. We continue to experience pricing pressures in our power and interface product lines that will reduce the level of favorable impact from product cost initiatives. Our operating spending decreased to $18.2 million in the second quarter of fiscal year 2012 from $19.0 million in the previous quarter with one less week of payroll. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products. The communication and industrial markets’ demand has weakened, and customer inventory levels have grown. The third fiscal quarter of fiscal year 2012 is expected to be more difficult as the macroeconomic environment appears to be worsening, and we will face the same challenges as the overall semiconductor market. We expect our net sales in our next fiscal quarter to be down 6% to 11% when compared to our second quarter of fiscal year 2012 net sales.

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

RESULTS OF OPERATIONS

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended				Change
	October 2, 2011		September 26, 2010			October 2, 2011		September 26, 2010
Net Sales:
Communication	$4,542	12%	$4,966	13%	(9%)	$11,291	15%	$11,815	15%	(4%)
Datacom and storage	4,959	14%	4,438	12%	12%	8,853	12%	9,398	12%	(6%)
Interface	18,788	52%	20,208	54%	(7%)	37,826	52%	39,884	52%	(5%)
Power management	7,831	22%	7,621	21%	3%	15,128	21%	15,772	21%	(4%)

Total	$36,120	100%	$37,233	100%		$73,098	100%	$76,869	100%

Software net sales have not been a significant part of our total net sales.

Communication

Net sales of communication products including network access, transmission and transport products for the three months ended October 2, 2011 decreased by $0.4 million as compared to the same period a year ago. The decrease in net sales of these products is primarily due to lower shipments of certain SDH/SONET transceiver products.

Net sales of communications products for the six months ended October 2, 2011 decreased by $0.5 million as compared to the same period a year ago. The decrease is primarily due to lower shipments of our SHD/SONET transceiver and wireless backhaul products.

Datacom and Storage

Net sales of datacom and storage products including network access and storage products, encryption and data reduction and packet processing products for the three months ended October 2, 2011 increased by $0.5 million as compared to the same period a year ago. The increase in net sales was primarily due to ramping shipments of our new compression and encryption product.

Net sales of datacom and storage products for the six months ended October 2, 2011 decreased by $0.5 million as compared to the same period a year ago. The decrease was primarily due to lower shipments of our network processors partially offset by initial shipments of our new compression and encryption product.

Interface

Net sales of interface products, including UARTs as well as serial transceiver products, for the three months ended October 2, 2011 decreased by $1.4 million as compared to the same period a year ago, primarily due to lower sales of our UART products and price erosion on certain serial transceiver products.

Net sales of interface products for the six months ended October 2, 2011 decreased by $2.1 million as compared to the same period a year ago, primarily due to lower shipments of our UART products and price erosion on our serial transceiver products.

Power Management

Power management products, including PowerXR, DC/DC regulators and LED drivers, for the three months ended October 2, 2011 increased by $0.2 million as compared to the same period a year ago, primarily due to PowerXR license revenue partially offset by price erosion on certain analog DC/DC products.

Net sales of power management products for the six months ended October 2, 2011 decreased by $0.6 million as compared to the same period a year ago primarily due to lower shipments of our analog power solutions and price erosion on certain analog DC/DC products partially offset by PowerXR license revenue.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended				Change
	October 2, 2011		September 26, 2010			October 2, 2011		September 26, 2010
Net Sales:
Sell-through distributors	$19,607	54%	$21,297	57%	(8%)	$41,357	57%	$43,317	56%	(5%)
Direct and others	16,513	46%	15,936	43%	4%	31,741	43%	33,552	44%	(5%)

Total	$36,120	100%	$37,233	100%		$73,098	100%	$76,869	100%

Net sales to our distributors for which we recognize revenue on the sell-through basis for the three months ended October 2, 2011 decreased by $1.7 million as compared to the same period a year ago, primarily due to lower sales of our interface product lines worldwide and our power products in Europe.

Net sales to our sell-through distributors for the six months ended October 2, 2011 decreased by $2.0 million as compared to the same period a year ago primarily due to lower communication and interface sales in our Asian region.

Net sales to our direct customers and other distributors for the three months ended October 2, 2011 increased by $0.6 million as compared to the same period a year ago primarily attributable to higher sales of our datacom and storage products in the Americas.

Net sales to our direct customers and other distributors for the six months ended October 2, 2011 decreased by $1.8 million as compared to the same period a year ago primarily attributable to lower sales of our datacom and storage and power products in our Asian region.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended				Change
	October 2, 2011		September 26, 2010			October 2, 2011		September 26, 2010
Net Sales:
Americas	$9,582	26%	$8,357	22%	15%	$18,962	26%	$17,019	22%	11%
Asia	21,606	60%	22,930	62%	(6%)	43,079	59%	48,169	63%	(11%)
Europe	4,932	14%	5,946	16%	(17%)	11,057	15%	11,681	15%	(5%)

Total	$36,120	100%	$37,233	100%		$73,098	100%	$76,869	100%

Net sales in Americas for the three months ended October 2, 2011 increased by $1.2 million as compared to the same period a year ago. The increase was a result of higher sales of our datacom and storage products in the region.

Net sales in Americas for the six months ended October 2, 2011 increased by $1.9 million as compared to the same period a year ago. The increase was primarily due to higher sales of our datacom and storage and communication products in the region.

Net sales in Asia for the three and six months ended October 2, 2011 decreased by $1.3 million and $5.1 million, respectively, as compared to the same periods a year ago, primarily due to lower sales across our datacom and storage, interface and communication product lines in the region.

Net sales in Europe for the three and six months ended October 2, 2011 decreased by $1.0 million and $0.6 million, respectively, as compared to the same periods a year ago, primarily due to lower sales of our interface and power products in the region.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended				Change
	October 2, 2011		September 26, 2010			October 2, 2011		September 26, 2010
Net Sales	$36,120		$37,233			$73,098		$76,869
Cost of sales:
Cost of sales	18,486	51%	18,427	50%	—%	37,718	52%	37,652	49%	—%
Fair value adjustment of acquired inventories	—	—%	—	—%	—%	—	—%	42	—%	(100%)
Amortization of acquired intangible assets	905	3%	1,515	4%	(40%)	1,810	2%	3,068	4%	(41%)

Gross profit	$16,729	46%	$17,291	46%		$33,570	46%	$36,107	47%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets and acquired intellectual property;

•	the provision for excess and obsolete inventory; and

•	the sale of previously reserved inventory.

Gross profit as a percentage of net sales for the three months ended October 2, 2011 remained flat as compared to the same period a year ago. For the six months ended October 2, 2011, gross profit as a percentage of net sales decreased one percentage point compared to the same period a year ago. Both periods in the current year, as compared to the prior year comparable periods, were impacted by lower amortization of acquired intangible assets offset by unfavorable product mix. The decrease in amortization of acquired intangible assets reflects the writing down of the carrying value of certain intangibles in connection with the exiting of the 10GbE market in our fourth quarter of fiscal year 2011 and the end of life of another acquired intangible asset.

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

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended				Change
	October 2, 2011		September 26, 2010			October 2, 2011		September 26, 2010
Net Sales	$36,120		$37,233			$73,098		$76,869

R&D expense:
R&D – base	$8,350	23%	$10,101	27%	(17%)	$17,443	24%	$21,914	28%	(20%)
Stock-based compensation	488	1%	665	2%	(27%)	790	1%	2,221	3%	(64%)
Amortization expense – acquired intangibles	—	—%	1,074	3%	(100%)	—	—%	2,148	3%	(100%)

Total R&D expense	$8,838	24%	$11,840	32%	(25%)	$18,233	25%	$26,283	34%	(31%)

SG&A expense:
SG&A – base	$8,579	24%	$10,035	27%	(15%)	$17,482	24%	$20,820	27%	(16%)
Stock-based compensation	620	2%	751	2%	(17%)	1,143	2%	2,297	3%	(50%)
Amortization expense – acquired intangibles	174	—%	297	1%	(41%)	348	—%	595	1%	(42%)
Acquisition related costs	—	—%	—	—%	—%	—	—%	328	—%	(100%)

Total SG&A expense	$9,373	26%	$11,083	30%	(15%)	$18,973	26%	$24,040	31%	(21%)

Research and Development (“R&D”)

Our R&D costs consist primarily of:

•	salaries and related expenses and stock-based compensation of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, and engineering supplies and services;

•	amortization of acquired intangible assets such as existing technology and patents/core technology; and

•	facilities expenses.

R&D—base expenses for the three months ended October 2, 2011 decreased by $1.8 million, or 17%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related expenses in connection with our reduction in force in the fourth quarter of fiscal year 2011 and lower maintenance costs on our design software.

R&D—base expenses for the six months ended October 2, 2011 decreased by $4.5 million, or 20%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related expenses in connection with our reduction in force in the fourth quarter of fiscal year 2011, lower outside services and lower maintenance costs on our design software partially offset by an additional week of payroll related costs in the current year due to our 53-week fiscal year.

We have a contractual agreement under which certain of our research and development costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. For the second quarters of fiscal years 2012 and 2011, we offset $1.0 million and $2.0 million, respectively, of R&D expenses in connection with this agreement. For the first six months of fiscal 2012 and 2011, we offset $2.5 million and $3.5 million, respectively, of R&D expenses in connection with the same agreement.

Stock-based compensation expense recorded in R&D expenses was $0.5 million for the three months ended October 2, 2011 as compared to $0.7 million for the same period a year ago. The $0.2 million decrease in stock-based compensation for the three months ended October 2, 2011 as compared to the same period a year ago reflects lower outstanding equity awards due to our reduction in force in our fourth quarter of fiscal year 2011. The $1.4 million decrease in stock-based compensation for the six months ended October 2, 2011 as compared to the same period a year ago reflects the exclusion of incentive-based awards in July 2011 and lower outstanding equity awards due to our reduction in force in our fourth quarter of fiscal year 2011.

The $1.1 million and $2.1 million decrease in amortization expense of acquired intangibles for the three and six months ended October 2, 2011, respectively, as compared to the same periods a year ago was a result of the completion of the amortization period of an underlying intangible asset in the second quarter of fiscal year 2011.

We believe that research and development expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, higher mask costs in connection with advanced process geometries, increased investment in software development, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries and related expenses and stock-based compensation;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

SG&A—base expenses for the three months ended October 2, 2011 decreased $1.5 million, or 15%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related costs, incentives and the exclusion of an accrual for a loss contingency recorded in the second quarter of fiscal year 2011. The $3.3 million decrease in SG&A—base expenses for the six months ended October 2, 2011 as compared to the same period a year ago was primarily a result of lower labor-related costs, lower incentives and the exclusion of an accrual for a loss contingency recorded in the second quarter of fiscal 2011 partially offset by an additional week of costs in the current year due to our 53-week fiscal year.

Stock-based compensation expense recorded in SG&A expenses was $0.6 million for the three months ended October 2, 2011 as compared to $0.8 million for the same period a year ago. The $0.2 million decrease in stock-based compensation for the three months ended October 2, 2011 as compared to the same period a year ago reflects lower outstanding equity awards due to our reduction in force in our fourth quarter of fiscal year 2011. The $1.2 million decrease in stock-based compensation for the six months ended October 2, 2011 as compared to the same period a year ago reflects the exclusion of incentive-based awards in July 2011 and lower outstanding equity awards due to our reduction in force in our fourth quarter of fiscal year 2011.

Amortization expense of acquired intangibles decreased as compared to the prior year periods due to the writing down of the carrying value of certain intangibles in connection with the exiting of the 10GbE market in our fourth quarter of fiscal year 2011. Acquisition related costs in the six months ended September 26, 2010 primarily reflects remaining payments on a vacated Neterion facility located in Sunnyvale, California.

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions and legal costs, incentives and annual merit increases.

Fiscal 2012 Key Personnel And Executive Incentive Program

In August 2011, Exar announced its Fiscal 2012 Key Personnel and Executive Incentive Program (“2012 Incentive Program”). Under the 2012 Incentive Program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual MBOs. If we believe that it is probable that the performance measures under this program will be achieved, the stock-based compensation for the awards could result in additional expense ranging from $0.4 million to $3.9 million in fiscal year 2012 for performance at various levels. For the three and six months ended October 2, 2011, we did not recognize any compensation expense related to these awards.

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended				Change	Six Months Ended				Change
	October 2, 2011		September 26, 2010			October 2, 2011		September 26, 2010
Net Sales	$36,120		$37,233			$73,098		$76,869

Interest income and other, net	715	2%	1,578	4%	(55%)	1,426	2%	3,191	4%	(55%)
Interest expense	(61)	—%	(316)	(1%)	(81%)	(121)	—%	(634)	(1%)	(81%)
Impairment charges on investments	—	—%	(62)	—%	(100%)	—	—%	(62)	—%	(100%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	realized gains or losses on marketable securities.

The decrease in interest income and other, net during the three and six months ended October 2, 2011 as compared to the same periods a year ago was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments.

Our former Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet in April 2008. The sublease expired on March 31, 2011 and had average annual rent of approximately $1.4 million. There was no sublease income for the three and six months ended October 2, 2011 whereas the prior comparable periods included the sublet income. See “Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 13 – Lease Financing Obligation.”

Interest Expense

In connection with the Sipex acquisition, we assumed a lease financing obligation related to the Hillview Facility. We had accounted for this sale and leaseback transaction as a financing transaction which is included in the “Long-term lease financing obligations” line item on the condensed consolidated balance sheet as of March 27, 2011. The effective interest rate was 8.2%. At the end of the lease term, March 31, 2011, the terminal value of the lease of $12.2 million was settled in a noncash transaction with the expiration of the Hillview Facility lease.

We have acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $5.2 million in December 2007 under a four-year license, $3.7 million in November 2008 under a three-year license, and $1.3 million in February and June 2010 under two-year and three-year licenses, which were accounted for as capital leases and recorded in the “Property, plant and equipment, net” line item on the condensed consolidated balance sheets. The related design tool obligations were included in other accrued expenses and in the “Long-term lease financing obligations” line item on our condensed consolidated balance sheets as of October 2, 2011 and March 27, 2011, respectively. The effective interest rates for the design tools range from 4.0% to 7.25%.

Interest expense for the design tools lease obligations was approximately $58,000 and $118,000 for the three and six months ended October 2, 2011.

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line item on the condensed consolidated statements of operations. Other-than-temporary declines in value of our investments both marketable and non-marketable, judged to be other-than-temporary, are reported in the impairment charges on investments line item in the condensed consolidated statements of operations.

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invests primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. Any decline in the value of our non-marketable investments is reported in the impairment charges on investments line in the condensed consolidated statements of operations. We did not record any impairment charges after our assessment of the valuation of the fund performance in either the three and six months ended October 2, 2011 or September 26, 2010.

In the three months ended September 27, 2009, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the three months ended September 27, 2009. In the three months ended September 26, 2010, due to further decline in the investment, we recorded an additional other-than-temporary impairment charge of $62,000.

Provision for Income Taxes

During the three and six months ended October 2, 2011, we recorded an income tax expense of approximately $249,000 and $172,000, respectively. The income tax expense was primarily due to expenses recorded during the first six months of fiscal year 2012 for foreign taxable income.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	October 2, 2011	September 26, 2010
	(dollars in thousands)
Cash and cash equivalents	$7,681	$14,086
Short-term investments	195,406	194,162

Total cash, cash equivalents, and short-term investments	$203,087	$208,248

Percentage of total assets	71%	64%
Net cash provided by operating activities	$5,133	$34
Net cash used in investing activities	(11,558)	(10,314)
Net cash used in financing activities	(933)	(1,120)

Net decrease in cash and cash equivalents	$(7,358)	$(11,400)

Our net loss was approximately $2.5 million for the six months ended October 2, 2011. After adjustments for non-cash items and changes in working capital, we generated $5.1 million of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $6.9 million; and

•	stock-based compensation expense of $2.1 million;

Working capital changes included:

•	a $2.0 million increase in accounts receivable primarily due to higher shipments with slower collections;

•	a $2.5 million decrease in inventories primarily due to higher shipments and inventory management; and

•	a $1.4 million decrease in accrued compensation and related benefits primarily due to the timing of payroll related accruals and the payment of our 401(k) employer match.

In the six months ended October 2, 2011, net cash used in investing activities reflects net purchase of short-term marketable securities of $10.0 million and $1.6 million in purchases of property, plant and equipment and intellectual property.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the three and six months ended October 2, 2011 and the three and six months ended September 26, 2010, we did not repurchase any shares under the 2007 SRP. As of October 2, 2011, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 2—Recent Accounting Pronouncements.”

OFF-BALANCE SHEET ARRANGEMENTS

As of October 2, 2011, we had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Notes to Condensed Consolidated Financial Statements, Note 14—Commitments and Contingencies” to the condensed consolidated financial statements for further discussion of our product warranty liabilities and indemnification obligations.

As discussed in “Notes to Condensed Consolidated Financial Statements, Note 14—Commitments and Contingencies” during the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, performance, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying condensed consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at October 2, 2011 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$27,023	$27,023	$—	$—	$—
Short-term lease financing obligations (2)	700	700	—	—	—
Lease obligations (3)	7,764	2,543	3,684	1,537	—
Remediation commitment (4)	99	49	10	40	—

Total	$35,586	$30,315	$3,694	$1,577	$—

Note:	The table above excludes the liability for unrecognized income tax benefits of approximately $3.7 million at October 2, 2011 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 to 18 months from our existing cash balances.
(2)	Includes licensing agreements related to engineering design software.
(3)	Includes operating lease payments related to worldwide offices and buildings and engineering design tool licenses.
(4)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At October 2, 2011, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional money management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $198.1 million as of October 2, 2011 and $193.4 million as of March 27, 2011. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of October 2, 2011, the increase or decline in the fair value of the portfolio would not be material. At October 2, 2011, the difference between the fair value and the underlying cost of the investments portfolio was a net unrealized loss of $0.6 million.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At October 2, 2011, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $195.4 million.

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

We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Quarterly Report. This Evaluation was performed under the supervision and with the participation of management, including our CEO, as principal executive officer, and CFO, as principal financial officer.

Attached as Exhibits 31.1 and 31.2 of this Quarterly Report on Form 10-Q are the certifications of the CEO and the CFO, respectively, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Quarterly Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of October 2, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure in “Notes to Condensed Consolidated Financial Statements, Note 15– Legal Proceedings” contained in “Part I, Item 1. Financial Statements” is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

We are subject to the following risks that could materially adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report, in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 and in our Annual Report on Form 10-K for our fiscal year ended March 27, 2011 should be carefully considered. The risks and uncertainties described below, in the Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 and in our Annual Report on Form 10-K for our fiscal year ended March 27, 2011 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

Our growth depends in part on our successful continued development and customer acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products; (v) continue to expand our technical and design expertise; (vi) introduce and cost-effectively deliver new products on a timely basis; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands to increased functional integration and other changes. Migration from older products to newer products may result in volatility of earnings as revenues from older products decline and revenues from newer products begin to grow.

Products for our customers’ applications are subject to continually evolving industry standards and new technologies. Our ability to compete will depend in part on our ability to identify and ensure compliance with these industry standards. The emergence of new standards could render our products incompatible with other products that meet those standards. We could be required to invest significant time, effort and expense to develop and qualify new products to ensure compliance with industry standards.

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

In January 2011, Arrow Electronics, Inc. acquired Nu Horizons. To date, the acquisition had no material effect on our relationship with the combined company. As Nu Horizons is currently one of our two primary distributors, if the relationship were to be terminated or altered in an unfavorable fashion, it could result in a material and adverse effect on our business, financial condition and/or results of operations.

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes, bipolar processes and bipolar-CMOS (“BiCMOS”) processes. Globalfoundries Singapore Pte. Ltd. (f.k.a. Chartered Semiconductor Manufacturing Ltd.) (“Globalfoundries”) manufactures the majority of the CMOS wafers from which the majority of our communications and interface products are produced. Episil Technologies, Inc. (“Episil”), located in Taiwan, and Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”), located in China, manufacture the majority of the CMOS and bipolar wafers from which our power management and serial products are produced. High Voltage BiCMOS power products are supplied by Jazz Semiconductor (CA, USA). All of these foundries produce semiconductors for many other companies (many of which have greater volume requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we do, from time to time, experience extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

Our foundries and test assembly manufacturers manufacture our products on a purchase order basis. We provide our foundries with rolling forecasts of our production requirements; however, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. Our third-party foundries may not allocate sufficient capacity to satisfy our requirements. In addition, we may not continue to do business with our foundries on terms as favorable as our current terms.

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

•

long-term financial and operating stability of the foundries or their suppliers or subcontractors and their ability to invest in new capabilities and expand capacity to meet increasing demand, to remain solvent, or to obtain financing in tight credit markets;

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

Periodic declines or fluctuations in the U.S. dollar, corporate results of operations, interest rates, inflation or deflation, the global impact of sovereign debt, economic trends, actual or feared economic recessions, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors, have had, and may continue to have, a negative impact on the U.S. and global economies. Volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the U.S. and internationally. If global economic and financial market conditions deteriorate or continue to remain weak for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

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

As of September 30, 2011, Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 15% of our common stock, and affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 17% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions enable Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Our future success depends, in part, on the continued service of our key design, engineering, technical, sales, marketing and executive personnel and our ability to identify, hire, motivate and retain qualified personnel, as well as effectively and quickly replace key personnel with qualified successors with competitive incentive compensation packages.

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

A significant portion of the purchase price for any business combination may be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. As required by U.S. Generally Accepted Accounting Principles (“GAAP”), the excess purchase price, if any, over the fair value of these assets less liabilities typically would be allocated to goodwill. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We typically conduct our annual analysis of our goodwill in the fourth quarter of our fiscal year. In-process research and development (“IPR&D”) assets are considered indefinite-lived intangible assets and are not subject to amortization until the conclusion of development. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D asset will be its new accounting basis. If the fair value of the IPR&D asset exceeds the carrying amount, no adjustment is recorded. Subsequent reversal of a previously recognized impairment loss is prohibited. Once the IPR&D projects have been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D project is abandoned, the carrying amount of the IPR&D project is written off. Intangible assets that are subject to amortization are reviewed for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we experience, and may in the future experience, in some cases, severe pressure on pricing from competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in the loss of our design opportunities or a decrease in our revenue and margins. Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Silan in China to market our commodity interface products that could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would adversely affect our operating results and financial condition. To the extent that our competitors offer distributors or sales representatives more favorable terms, these distributors and sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements. If we or our contract partners are unable to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our business, financial condition and results of operations may be materially and adversely affected. Our future competitive performance depends on a number of factors, including our ability to:

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

In the past, securities and class action litigation has been brought against companies following periods of volatility in the market prices of their securities. We may be the target of one or more of these class action suits, which could result in significant costs and divert management’s attention, thereby materially and adversely impacting our business, financial condition and results of operations.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions and changes in rulemaking by regulatory bodies; and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates and judgments could materially and adversely impact our business, financial condition and results of operations. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors and net income.

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

Earthquakes and other natural disasters, may damage our facilities or those of our suppliers and customers.

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

See the Exhibit Index, which follows the signature page to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q of Exar Corporation to be signed on its behalf by the undersigned thereunto duly authorized.

EXAR CORPORATION (Registrant)

November 14, 2011	By	/s/ Kevin Bauer
Kevin Bauer Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	9/17/2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X