Form 10-Q
period 2012-01-01
EXAR CORP
filed 2012-02-10
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

The number of shares outstanding of the Registrant’s Common Stock was 44,901,832 as of January 31, 2012, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	January 1, 2012	March 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,745	$15,039
Short-term marketable securities	188,724	185,960
Accounts receivable (net of allowances of $635 and $1,165)	9,493	9,776
Accounts receivable, related party (net of allowances of $315 and $358)	2,268	3,194
Inventories	21,948	21,962
Other current assets	5,900	3,562

Total current assets	238,078	239,493
Property, plant and equipment, net	29,970	38,009
Goodwill	3,184	3,184
Intangible assets, net	12,541	15,390
Other non-current assets	2,519	2,139

Total assets	$286,292	$298,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,986	$8,794
Accrued compensation and related benefits	5,135	6,069
Deferred income and allowances on sales to distributors	3,443	4,632
Deferred income and allowances on sales to distributors, related party	11,087	10,680
Other accrued expenses	8,109	7,062

Total current liabilities	37,760	37,237
Long-term lease financing obligations	4,086	12,558
Other non-current obligations	3,767	3,841

Total liabilities	$45,613	$53,636

Commitments and contingencies (Notes 14 and 15)

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,250,000 shares authorized; no shares outstanding	$—	$—
Common stock, $.0001 par value; 100,000,000 shares authorized; 44,888,248 and 44,519,663 shares outstanding at January 1, 2012 and March 27, 2011, respectively (net of treasury shares)	4	4
Additional paid-in capital	732,112	728,139
Accumulated other comprehensive loss	(924)	(287)
Treasury stock at cost, 19,924,369 shares at January 1, 2012 and March 27, 2011	(248,983)	(248,983)
Accumulated deficit	(241,530)	(234,294)

Total stockholders’ equity	240,679	244,579

Total liabilities and stockholders’ equity	$286,292	$298,215

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Sales:
Net sales	$20,749	$24,892	$71,732	$79,142
Net sales, related party	8,930	10,473	31,045	33,092

Total net sales	29,679	35,365	102,777	112,234

Cost of sales:
Cost of sales	11,130	12,742	38,280	40,026
Cost of sales, related party	4,299	5,007	14,867	15,417
Amortization of purchased intangible assets	905	1,533	2,715	4,601

Total cost of sales	16,334	19,282	55,862	60,044

Gross profit	13,345	16,083	46,915	52,190

Operating expenses:
Research and development	8,871	12,071	27,104	38,354
Selling, general and administrative	9,909	10,298	28,882	34,338

Total operating expenses	18,780	22,369	55,986	72,692
Loss from operations	(5,435)	(6,286)	(9,071)	(20,502)
Other income and expense, net:
Interest income and other, net	593	1,577	2,019	4,768
Interest expense	(60)	(313)	(181)	(947)
Impairment charges on investments	—	—	—	(62)

Total other income and expense, net	533	1,264	1,838	3,759
Loss before income taxes	(4,902)	(5,022)	(7,233)	(16,743)
Provision for (benefit from) income taxes	(169)	(63)	3	89

Net loss	$(4,733)	$(4,959)	$(7,236)	$(16,832)

Loss per share:
Basic loss per share	$(0.11)	$(0.11)	$(0.16)	$(0.38)

Diluted loss per share	$(0.11)	$(0.11)	$(0.16)	$(0.38)

Shares used in the computation of loss per share:
Basic	44,830	44,300	44,726	44,123

Diluted	44,830	44,300	44,726	44,123

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 1, 2012	December 26, 2010
Cash flows from operating activities:
Net loss	$(7,236)	$(16,832)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,054	14,838
Stock-based compensation expense	3,394	6,144
Other than temporary loss on investments	—	62
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable, related party	1,209	4,851
Inventories	14	(12,292)
Other current and non-current assets	(1,047)	(1,065)
Accounts payable	(671)	2,898
Accrued compensation and related benefits	(1,172)	(1,534)
Deferred income and allowance on sales to distributors and related party distributor	(782)	228
Other accrued expenses	(856)	(732)

Net cash provided by (used in) operating activities	2,907	(3,434)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(2,658)	(3,248)
Purchases of short-term marketable securities	(119,683)	(129,639)
Proceeds from maturities of short-term marketable securities	49,482	56,763
Proceeds from sales of short-term marketable securities	66,694	70,488
Other disposal (investment) activities	384	(272)

Net cash used in investing activities	(5,781)	(5,908)

Cash flows from financing activities:
Proceeds from issuance of common stock	826	811
Payment of lease financing obligations	(3,246)	(2,858)

Net cash used in financing activities	(2,420)	(2,047)

Net decrease in cash and cash equivalents	(5,294)	(11,389)
Cash and cash equivalents at the beginning of period	15,039	25,486

Cash and cash equivalents at the end of period	$9,745	$14,097

Supplemental disclosure of non-cash investing and financial activities:
Return of Hillview Facility to Lessor	$12,167	$—
Property, plant and equipment acquired under capital lease	$8,478	$1,808

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

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. The reclassification consolidated the short-term lease financing obligation line item into other accrued expenses line item of the condensed consolidated balance sheet for fiscal year 2012. Such reclassification had no effect on previously reported results of operations or stockholders’ equity.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2012 and fiscal year 2011 consist of 53 and 52 weeks, respectively. In fiscal year 2012, the first fiscal quarter was 14 weeks and the remaining three fiscal quarters consist of 13 weeks. All references to quarterly or three and nine months ended financial results are references to the results of the relevant fiscal period.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of our financial position as of January 1, 2012 and our results of operations for the three and nine months ended January 1, 2012 and December 26, 2010, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued an update to the authoritative guidance for fair value measurement. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This update changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this update clarifies the FASB’s intent about the application of existing fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and shall be applied prospectively. We do not believe the adoption of this authoritative guidance will have an impact o n our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued an update to the authoritative guidance for comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB further amended its guidance of the defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company’s fiscal year 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not impact the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We adopted the amended authoritative guidance in second fiscal quarter ended October 2, 2011, and the early adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

The following table summarizes our investment assets, measured at fair value on a recurring basis, as of January 1, 2012 and March 27, 2011 (in thousands, except for percentages):

	January 1, 2012
	Level 1	Level 2	Total
Assets:
Money market funds	$4,771	$—	$4,771	2%
U.S. Treasury securities	17,298	—	17,298	9%
Asset-backed securities	—	20,454	20,454	11%
Agency mortgage-backed securities	—	31,659	31,659	16%
Agency pool mortgage-backed securities	—	3,981	3,981	2%
Corporate bonds and notes	—	75,092	75,092	39%
Government and agency bonds	—	40,240	40,240	21%

Total investment assets	$22,069	$171,426	$193,495	100%

	March 27, 2011
	Level 1	Level 2	Total
Assets:
Money market funds	$7,403	$—	$7,403	4%
U.S. Treasury securities	20,726	—	20,726	10%
Asset-backed securities	—	24,242	24,242	13%
Agency mortgage-backed securities	—	35,565	35,565	18%
Agency pool mortgage-backed securities	—	3,522	3,522	2%
Corporate bonds and notes	—	78,588	78,588	41%
Government and agency bonds	—	23,317	23,317	12%

Total investment assets	$28,129	$165,234	$193,363	100%

Our cash, cash equivalents and short-term marketable securities as of January 1, 2012 and March 27, 2011 are as follows (in thousands):

	January 1, 2012	March 27, 2011
Cash and cash equivalents
Cash at financial institutions	$4,974	$7,636
Cash equivalents
Money market funds	4,771	7,403

Total cash and cash equivalents	$9,745	$15,039

Available-for-sale securities
U.S. government and agency securities	$57,538	$44,043
Corporate bonds and notes	75,092	78,588
Asset-backed securities	20,454	24,242
Mortgage-backed securities	35,640	39,087

Total short-term marketable securities	$188,724	$185,960

Our marketable securities include municipal securities, corporate bonds and notes, asset-backed and mortgage-backed securities and U.S. government and agency securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income (loss) within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which would be reflected in the impairment charges on investments line item on the condensed consolidated statements of operations.

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Gross realized gains	$241	$491	$505	$1,007
Gross realized losses	(348)	(348)	(775)	(816)

Net realized gains (losses)	$(107)	$143	$(270)	$191

The following table summarizes our investments in marketable securities as of January 1, 2012 and March 27, 2011 (in thousands):

	January 1, 2012
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$4,771	$—	$—	$—	$4,771
U.S. government and agency securities	57,285	280	(27)	253	57,538
Corporate bonds and notes	75,369	273	(550)	(277)	75,092
Asset and mortgage-backed securities	56,190	194	(290)	(96)	56,094

Total investments	$193,615	$747	$(867)	$(120)	$193,495

	March 27, 2011
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$7,403	$—	$—	$—	$7,403
U.S. government and agency securities	44,117	145	(219)	(74)	44,043
Corporate bonds and notes	77,957	694	(63)	631	78,588
Asset and mortgage-backed securities	63,370	172	(213)	(41)	63,329

Total investments	$192,847	$1,011	$(495)	$516	$193,363

(1)	Gross of tax impact

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

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three and nine months ended January 1, 2012, there were no investments identified with other than temporary declines in value. Other-than-temporary declines in value of our investments are reported in the impairment charges on investments line item in the condensed consolidated statements of operations. In the three months ended September 27, 2009, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the three months ended September 27, 2009. In the three months ended September 26, 2010, due to further decline in the investment, we recorded an additional other-than-temporary impairment charge of $62,000.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at January 1, 2012 and March 27, 2011, respectively, by expected maturity were as follows (in thousands):

	January 1, 2012		March 27, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$55,994	$55,510	$78,378	$78,684
Due in 1 to 5 years	137,621	137,985	114,469	114,679

Total	$193,615	$193,495	$192,847	$193,363

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of January 1, 2012 and March 27, 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	January 1, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$13,999	$(27)	$—	$—	$13,999	$(27)
Corporate bonds and notes	31,980	(550)	—	—	31,980	(550)
Asset and mortgage-backed securities	23,893	(200)	5,443	(90)	29,336	(290)

Total	$69,872	$(777)	$5,443	$(90)	$75,315	$(867)

	March 27, 2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$25,936	$(219)	$325	$(4)	$26,261	$(223)
Corporate bonds and notes	16,516	(63)	1,948	(9)	18,464	(72)
Asset and mortgage-backed securities	34,143	(200)	—	—	34,143	(200)

Total	$76,595	$(482)	$2,273	$(13)	$78,868	$(495)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment. As of January 1, 2012, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

Intangible Assets

Our purchased intangible assets at January 1, 2012 and March 27, 2011, respectively, are as follows (in thousands):

	January 1, 2012			March 27, 2011
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$34,735	$(24,989)	$9,746	$33,613	$(22,095)	$11,518
Patents/Core technology	3,736	(2,726)	1,010	3,906	(2,340)	1,566
In-process research and development (“IPR&D”)	300	—	300	300	—	300
Research and development reimbursement contract	4,500	(4,500)	—	4,500	(4,500)	—
Customer backlog	1,400	(1,400)	—	1,400	(1,400)	—
Distributor relationships	1,264	(1,094)	170	1,264	(1,019)	245
Customer relationships	2,905	(1,669)	1,236	2,905	(1,424)	1,481
Non-compete agreement	77	(77)	—	77	(77)	—
Tradenames/Trademarks	1,025	(946)	79	1,025	(745)	280

Total	$49,942	$(37,401)	$12,541	$48,990	$(33,600)	$15,390

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

As of January 1, 2012, there were no indicators that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for periods presented below are as follows:

		Three Months Ended		Nine Months Ended
	Weighted Average Lives	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in months)	(in thousands)
Existing technology	65	$969	$1,603	$2,894	$4,796
Patents/Core technology	61	128	166	386	498
Research and development reimbursement contract	24	—	—	—	2,004
Customer backlog	6	—	—	—	75
Distributor relationships	72	25	25	75	75
Customer relationships	80	82	169	245	507
Non-compete agreement	15	—	20	—	60
Tradenames/Trademarks	35	67	79	201	245

Total		$1,271	$2,062	$3,801	$8,260

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2012 (3 months remaining)	$1,287
2013	4,685
2014	4,115
2015	1,592
2016	655
2017 and thereafter	207

Total estimated amortization	$12,541

In-Process Research and Development (“IPR&D”)

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”), a fabless semiconductor company focused on carrier grade transport over telecom networks based in Ottawa, Ontario, Canada. As of January 1, 2012, the total research and development expense incurred and expected to be incurred to complete the project is estimated at $14.2 million. In the second quarter of fiscal year 2012, the estimated costs expected to be incurred increased by $2.2 million due to additional testing, improvement and refinement of the underlying product. The product is expected to be released into production by June 2012.

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

As of January 1, 2012 and March 27, 2011, our long-term investment balance, which is included in the other non-current assets line item on the condensed consolidated balance sheet, was as follows (in thousands):

	January 1, 2012	March 27, 2011
Long-term investment
Skypoint Fund	$1,273	$1,563

We have made approximately $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $114,000 to the fund during the nine months ended January 1, 2012. Any remaining capital commitment to the Skypoint Fund lapsed on July 27, 2011. In the three months ended October 2, 2011, the limited partners of the Skypoint Fund agreed to extend the term of the Skypoint Fund for one additional year.

In the three months ended January 1, 2012, Skypoint Fund informed us of the sale of one of the portfolio companies in the fund. Exar’s distribution from the sale is approximately $404,000, of which $76,000 will be held in escrow until May 18, 2013. In accordance with the standard related to accounting for cost method investments, we recorded the distribution on the cost basis and reduced the carrying value of our investment in the Skypoint Fund.

The carrying amount of $1.3 million is net of capital contributions, cumulative impairment charges and capital distributions.

Impairment

We analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no other-than-temporary impairment, and therefore we did not record an impairment charge for Skypoint Fund in either the nine months ended January 1, 2012 or December 26, 2010, respectively.

NOTE 6. RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of January 1, 2012. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances that are provided to certain other Exar partners. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Future	30%	30%	30%	29%

Related party expenses for marketing promotional materials reimbursed were not significant for both the three and nine months ended January 1, 2012 and December 26, 2010.

NOTE 7. RESTRUCTURING

During the three months ended December 26, 2010, we vacated our facility in Framingham, Massachusetts and recorded a restructuring reserve of $134,000 for the remaining payments owed on this site. Approximately $15,000 of an accrual as of January 1, 2012, relates to an estimate of costs for resolution of our lease termination responsibilities.

In connection with the Neterion, Inc. (“Neterion”) acquisition in March 2010, we assumed a lease obligation for a facility in Sunnyvale, California. We vacated the facility in May 2010 and recorded a restructuring reserve of approximately $234,000, during the quarter ended June 27, 2010, for the remaining payments due on this site. The lease expired in August 2011. Approximately $22,000 of an accrual as of January 1, 2012, relates to resolution of our lease termination responsibilities.

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then-current economic conditions. These costs were accounted for as liabilities assumed as part of the business combination. Approximately $40,000 (subject to foreign exchange fluctuation) of an accrual as of January 1, 2012, relates to office space in Belgium that has been vacated but is under lease until February 28, 2012.

Our restructuring liabilities were included in the other accrued expenses line item in our condensed consolidated balance sheets, and the activities affecting the liabilities for the nine months ended January 1, 2012 are summarized as follows (in thousands):

Facility Costs
Balance at March 27, 2011	$288
Payments	(211)

Balance at January 1, 2012	$77

NOTE 8. BALANCE SHEET DETAIL

Our property, plant and equipment consisted of the following as of the dates indicated (in thousands):

	January 1, 2012	March 27, 2011
Land	$6,660	$11,960
Building and leasehold improvements	16,289	24,398
Machinery and equipment	47,127	46,863
Software and licenses	45,779	37,785

Property, plant and equipment, total	115,855	121,006
Accumulated depreciation and amortization	(85,885)	(82,997)

Property, plant and equipment, net	$29,970	$38,009

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

Our inventories consisted of the following as of the dates indicated (in thousands):

	January 1, 2012	March 27, 2011
Work-in-process and raw materials	$11,354	$12,068
Finished goods	10,594	9,894

Total Inventories	$21,948	$21,962

Our other accrued expenses consisted of the following as of the dates indicated (in thousands):

	January 1, 2012	March 27, 2011
Short-term lease financing obligations	$3,216	$1,681
Accrued legal and professional services	1,585	1,630
Accrued sales and marketing expenses	840	1,036
Accrued manufacturing expenses, royalties and licenses	1,526	1,873
Accrued restructuring expenses	77	288
Other	865	554

Total other accrued expenses	$8,109	$7,062

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

The following summarizes the incremental share of common stock from these potentially dilutive securities, calculated using the treasury stock method:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net loss	$(4,733)	$(4,959)	$(7,236)	$(16,832)

Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	44,830	44,300	44,726	44,123
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in computation of diluted loss per share	44,830	44,300	44,726	44,123

Loss per share - basic and diluted	$(0.11)	$(0.11)	$(0.16)	$(0.38)

All outstanding stock options and restricted stock units (“RSUs”) are potentially dilutive securities, and as of January 1, 2012 and December 26, 2010, the combined total of stock options, warrants to purchase common stock and RSUs were 6.4 million and 7.5 million shares, respectively. Warrants to purchase common stock of approximately 0.3 million shares expired unexercised in the first quarter of fiscal year 2012. However, since the Company had net losses in all periods presented, no potentially dilutive securities were included in the computation of dilutive shares, as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period presented.

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

During the three and nine months ended January 1, 2012 and December 26, 2010, respectively, we did not repurchase any shares under the 2007 SRP. As of January 1, 2012, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements

NOTE 11. STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of January 1, 2012	Nine Months Ended January 1, 2012
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,425
Issued		55	$5.80

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and one other equity plan assumed upon our August 2007 acquisition of Sipex, the Sipex Corporation 2006 Equity Incentive Plan (the “Sipex Plan”).

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plan are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At January 1, 2012, there were approximately 5.4 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the nine months ended January 1, 2012 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 27, 2011	5,729,464	$7.61	4.74	$147	103
Granted	1,503,595	6.04
Exercised	(82,565)	6.14
Cancelled	(236,973)	8.69
Forfeited	(888,836)	6.97

Balance at January 1, 2012	6,024,685	$7.29	4.17	$1,249	474

Vested and expected to vest, January 1, 2012	5,748,610	$7.35	4.07	$1,133

Vested and exercisable, January 1, 2012	2,961,755	$8.24	2.76	$245

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $6.50 and $6.08 as of January 1, 2012 and March 27, 2011, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

RSU Activities

Our RSU transactions during the nine months ended January 1, 2012 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)	Unrecognized Stock-based Compensation Cost (2) (in millions)
Unvested at March 27, 2011	557,098	$7.17	1.09	$3,387	$2.3
Granted	132,650	5.99
Issued and released	(265,830)	6.49
Forfeited	(61,226)	7.10

Unvested at January 1, 2012	362,692	$6.74	1.23	$2,357	$1.5

Vested and expected to vest, January 1, 2012	338,091	$6.74	1.17	$2,198

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.
(2)	For RSUs, stock based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs less estimated forfeitures, was recognized on a straight-line basis, over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in our fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. In the three months ended January 1, 2012, we reversed approximately $44,000 of net compensation expense related to these awards as a result of forfeitures for not satisfying the services condition of these RSUs. In the nine months ended January 1, 2012, we recognized approximately $10,000 of compensation expense related to these awards net of forfeitures.

In April 2010, we granted performance-based RSUs covering 56,000 shares to our then current chief executive officer, issuable upon meeting certain performance targets in our fiscal year 2011 and vesting annually over a three year period beginning May 3, 2010. The annual vesting requires continued service through each annual vesting date. In the three months ended January 1, 2012, we reversed approximately $60,000 of net compensation expense related to these awards as a result of forfeitures for not satisfying the services condition. In the nine months ended January 1, 2012, we did not recognize any compensation expense related to these awards as a result of forfeitures for not satisfying the services condition of these RSUs.

In April 2011 we granted performance-based RSUs covering 45,000 shares to our Vice President of Sales, issuable upon meeting certain performance targets in our fiscal years 2012 and 2013. Provided certain financial measures in fiscal year 2012 are met, 15,000 of these shares will vest in three equal installments annually over the three year period beginning at the filing of our Form 10-K for fiscal year 2012. The remaining two tranches of 15,000 shares each will vest upon meeting certain financial measures in fiscal year 2012 and fiscal year 2013, respectively. For the three and nine months ended January 1, 2012, we did not recognize any compensation expense related to these awards based on current projections of the satisfaction of the performance conditions.

In August 2011, we announced our Fiscal 2012 Key Personnel and Executive Incentive Program (“2012 Incentive Program”).

Under the 2012 Incentive Program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual MBOs. For the three and nine months ended January 1, 2012, we did not recognize any compensation expense related to these awards based on current projections of the satisfaction of the performance conditions.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Cost of sales	$104	$78	$232	$396
Research and development	576	645	1,366	2,866
Selling, general and administrative	653	585	1,796	2,882

Total Stock-based compensation expense	$1,333	$1,308	$3,394	$6,144

The decrease in stock-based compensation for the nine months ended January 1, 2012 compared to the December 26, 2010, reflects the exclusion of incentive-based awards in July 2011 and lower outstanding equity awards due to the reduction in force in our fourth quarter of fiscal year 2011.

In the three months ended January 1, 2012, we modified stock options and performance-based RSUs held by the then current chief executive officer to accelerate the vesting of any portion of each equity award that was scheduled to vest on or within twelve (12) months after November 7, 2011 (“Severance Date”) and to exercise the vested portion of stock options on or within twelve months after the Severance Date, which is in accordance with the separation agreement. As a result of the modifications, in the three months ended January 1, 2012, we recorded additional stock-based compensation of approximately $114,000, net of forfeitures.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the periods indicated below as follows:

	January 1, 2012		March 27, 2011
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$6,114	2.6	$7,290	2.4
RSUs (1)	1,540	1.6	2,336	1.8

Total Stock-based compensation expense	$7,654		$9,626

(1)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Expected term of options (years)	4.3	4.4	4.3	4.4
Risk-free interest rate	0.8%	1.4%	0.8% -1.5%	1.3% -2.1%
Expected volatility	43%	40%	41% -43%	39% -40%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value per share	$2.07	$2.05	$2.12	$2.28

NOTE 12. COMPREHENSIVE INCOME (LOSS)

Our comprehensive loss for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net loss	$(4,733)	$(4,959)	$(7,236)	$(16,832)
Change in unrealized income (loss), on marketable securities, net of tax	(342)	(1,262)	(637)	(1,318)

Comprehensive loss	$(5,075)	$(6,221)	$(7,873)	$(18,150)

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

Depreciation for the Hillview Facility recorded using the straight-line method for the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Depreciation expense	$—	$88	$—	$264

In April 2008, we entered into a sublease agreement for the Hillview Facility. The sublease expired March 31, 2011. The sublease income recorded in the other income and expense, net line item in our condensed consolidated statements of operations for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Sublease income	$—	$354	$—	$1,059

We have also acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $1.1 million in July 2009 under a 3-year license, $1.3 million in December 2009 under a 28-month license, $1.0 million in June 2010 under a three-year license, $5.8 million under a three-year license in October 2011, and $4.5 million under three-year license in December 2011, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item on the condensed consolidated balance sheets. The related design tool obligations were included in other accrued expenses and in the lease financing obligation in our condensed consolidated balance sheets as of January 1, 2012 and March 27, 2011, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

Amortization of the design tools recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Amortization expense	$992	$894	$2,780	$2,631

Future minimum lease payments for the lease financing obligations as of January 1, 2012 are as follows (in thousands):

Fiscal Years	Design Tools
2012 (3 months remaining)	$375
2013	3,821
2014	3,431
2015	1,125

Total minimum lease payments	8,752
Less: amount representing interest & maintenance	(1,450)

Present value of minimum lease payments	7,302
Less: current portion of lease financing obligation	(3,216)

Long-term lease financing obligation	$4,086

Interest expense for the Hillview Facility lease financing obligation and design tools for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Interest expense	$60	$313	$181	$947

In the course of our business, we enter into arrangements accounted for as operating leases. Our current arrangements relate to engineering design tool licenses and office space. As of January 1, 2012, our future obligations under these arrangements were $4.3 million and $1.7 million, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. Our application for low-threat closure is with the San Francisco Bay Regional Water Control Board for approval. As of January 1, 2012, the remaining liability was $74,000, net of payments of $40,000 during the nine months ended January 1, 2012.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months and occasionally we may provide an extended warranty of up to three years from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of January 1, 2012 was immaterial.

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

NOTE 15. LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows. On August 2, 2011, a lawsuit was filed in the Superior Court of California in the County of Santa Clara by Mission West Properties, L.P., the lessor for the Hillview Facility naming us as a defendant (Santa Clara County Superior Court case No. 1-11-CV-206456). The lawsuit asserts various monetary and equitable claims, but essentially seeks recovery of remediation and restoration costs in the amount of $3.0 million, which we assert are inflated and unsubstantiated. On November 21, 2011 we filed an Amended Cross-Complaint against Mission West Properties, L.P. for the following Causes of Action: (1) Promissory Fraud; (2) Breach of the Covenant of Good Faith and Fair Dealing; (3) Contract Reformation; and (4) for Deposit in Court. The Cross-Complaint also asserts the following causes of action against our former subtenant, Kovio, Inc.: (1) Declaratory Relief and Indemnity; (2) Breach of Contract; and (3) for Deposit in Court. Responsive pleadings have been filed by the Cross-Defendants. The written discovery process is underway and depositions of key witnesses have begun. No personal appearances or substantive hearings in court have taken place. An accrual of $0.4 million has been recorded as the estimated amount to settle claims. Attorney’s fees and costs will also be incurred in connection with this litigation.

NOTE 16. INCOME TAXES

Income tax expense (benefit) for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Income tax expense (benefit)	$(169)	$(63)	$3	$89

The income tax benefit for the three months ended January 1, 2012 and December 26, 2010, were primarily related to the partial release of the liability for unrecognized tax benefits due to the expiration of the statute of limitations during the third quarter of fiscal years 2012 and 2011. The income tax expense for the nine months ended January 1, 2012 and December 26, 2010, were due to expenses recorded for foreign taxable income offset by the partial release of the liability for unrecognized tax benefits.

The total unrecognized gross tax benefits as of January 1, 2012 and March 27, 2011 were $17.3 million and $16.7 million, respectively, of which $3.5 million and $3.7 million, respectively, are presented within income tax payable in the other non-current obligations line item on the condensed consolidated balance sheet, while the remaining amounts of $13.8 million and $13.0 million reduce deferred tax assets and corresponding valuation allowance. The increases in unrecognized tax benefits for the periods were as follow (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Unrecognized tax benefits	$215	$168	$586	$406

The increases for all periods presented were primarily related to R&D tax credits. If recognized, $14.7 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance for deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	January 1, 2012	March 27, 2011
Accrued interest and penalties	$252	$283

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

Our net sales by product line are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Communications	$3,408	$5,655	$14,699	$17,470
Datacom and storage	4,260	4,251	13,113	13,649
Interface	15,393	19,156	53,220	59,040
Power management	6,618	6,303	21,745	22,075

Total net sales	$29,679	$35,365	$102,777	$112,234

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Hong Kong, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic area are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
United States	$9,067	$8,410	$27,558	$24,065
China	8,747	11,837	34,055	39,085
Singapore	3,331	3,425	10,826	10,857
Germany	2,548	3,881	10,257	9,088
Europe (excluding Germany)	1,138	1,539	4,486	8,013
Rest of world	4,848	6,273	15,595	21,126

Total net sales	$29,679	$35,365	$102,777	$112,234

Substantially all of our long-lived assets at each of January 1, 2012 and March 27, 2011 were located in the United States.

NOTE 18. SUBSEQUENT EVENT

On February 1, 2012, we implemented a reduction in workforce of approximately 60 employees throughout North America. This action was intended to consolidate remote sites, improve efficiency and reduce operational spending. The reduction in headcount and the consolidation of sites was primarily associated with businesses and offices located in Ottawa, Ontario, Canada; San Diego, California; and Minneapolis, Minnesota. In parallel with this action, we decided to terminate our development efforts in connection with our pre-production Optical Transport Networks (“OTN”) product. After review and discussion, we determined that the market for our OTN product was modest in size and our competitors’ current working solutions addressed a broader range of needs in the OTN market. The outlook to achieve meaningful revenue and a return on this large investment was considered unlikely. As a result, we terminated any further development effort in connection with this OTN product.

We expect that these actions will be substantially completed in the fourth quarter of fiscal year 2012 and incur estimated costs of approximately $7.0 million dollars of which $3.5 million are estimated cash costs primarily related to severance, remaining lease obligations and related contingencies and $3.5 million are estimated non-cash costs primarily related to the reassessment of lives of certain assets included in the intangible assets, net line item on the condensed consolidated balance sheets. Upon completion of these actions, the Company expects annual net cost savings of approximately $7.0 million.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended January 1, 2012 are not necessarily indicative of results to be expected for any future period.

BUSINESS OVERVIEW

Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, sub-contracts manufacturing and sells highly differentiated silicon, software and subsystem solutions for data communication, storage, consumer and industrial applications. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled innovative solutions designed to meet the needs of the evolving connected world. Our product portfolio includes power management and interface components, communication products, storage optimization solutions, network security and applied service processors. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, networking and telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

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

Business Outlook

We experienced a quarterly decrease of 18% in our net sales in the third quarter of fiscal year 2012 as compared to the immediate prior quarter. The decrease was reflected across all of our product lines as our customers were working through an industry-wide inventory correction and macroeconomic uncertainty remained. Additionally, we saw certain demand for our datacom and storage products weaken as our customers were unable to obtain other components due to the flooding in Thailand. Orders slowed in our third fiscal quarter, and with continued macroeconomic uncertainty and limited visibility in our customers’ buying patterns, we believe our revenue could fall 6% to 12% in our fourth quarter of fiscal year 2012 as compared to our third quarter of fiscal year 2012. We expect downward pressure on our gross margins in the upcoming quarter, our fourth quarter of fiscal year 2012, as manufacturing inefficiencies will occur at the projected revenue level. In the fourth quarter of fiscal year 2012, our operating spending will begin to benefit from actions taken in the fourth quarter of fiscal year 2012 to align our operational spending with our revenue levels. We estimate costs of these alignment actions to be approximately $7.0 million in the fourth quarter of fiscal year 2012 as disclosed in Note 18 – Subsequent Event. Upon completion of these actions, we expect annual net cost savings of approximately $7.0 million.

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

RESULTS OF OPERATIONS

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	January 1, 2012		December 26, 2010		Change	January 1, 2012		December 26, 2010		Change
Net Sales:
Communication	$3,408	12%	$5,655	16%	(40%)	$14,699	14%	$17,470	15%	(16%)
Datacom and storage	4,260	14%	4,251	12%	—%	13,113	13%	13,649	12%	(4%)
Interface	15,393	52%	19,156	54%	(20%)	53,220	52%	59,040	53%	(10%)
Power management	6,618	22%	6,303	18%	5%	21,745	21%	22,075	20%	(1%)

Total	$29,679	100%	$35,365	100%		$102,777	100%	$112,234	100%

Software net sales have not been a significant part of our total net sales.

Communication

Net sales of communication products including network access, transmission and transport products for the three months ended January 1, 2012 decreased by $2.2 million as compared to the same period a year ago. The decrease in net sales of these products is primarily due to lower demand for our communication products as a result of an industry-wide inventory correction and slowdown.

Net sales of communications products for the nine months ended January 1, 2012 decreased by $2.8 million as compared to the same period a year ago. The decrease is primarily due to lower demand for our communication products as a result of an industry-wide inventory correction and slowdown and the exclusion of a last time buy associated with an optical part in the current period.

Datacom and Storage

Net sales of datacom and storage products including network access, encryption and data reduction and packet processing products for the three months ended January 1, 2012 remained flat as compared to the same period a year ago. Included in the results for the three months ended January 1, 2012 are ramping shipments of our new compression and encryption product offset by lower shipments of our network processors and 10GbE products.

Net sales of datacom and storage products for the nine months ended January 1, 2012 decreased by $0.5 million as compared to the same period a year ago. The decrease was primarily due to lower shipments of our 10GbE products, as we exited this market in our fourth fiscal quarter of 2011, partially offset by initial shipments of our new compression and encryption product.

Interface

Net sales of interface products, including UARTs as well as serial transceiver products, for the three months ended January 1, 2012 decreased by $3.8 million as compared to the same period a year ago, primarily due to lower sales of both our serial transceiver and UART products as a result of an industry-wide inventory correction and slowdown.

Net sales of interface products for the nine months ended January 1, 2012 decreased by $5.8 million as compared to the same period a year ago, primarily due to lower shipments of our serial transceiver and UART products, as a result of the industry slowdown, and price erosion on certain of our serial transceiver products.

Power Management

Power management products, including PowerXR, DC/DC regulators and LED drivers, for the three months ended January 1, 2012 increased by $0.3 million as compared to the same period a year ago, primarily due to PowerXR license revenue.

Net sales of power management products for the nine months ended January 1, 2012 decreased by $0.3 million as compared to the same period a year ago primarily due to lower shipments of our analog power solutions and price erosion on certain analog DC/DC products partially offset by PowerXR license revenue.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	January 1, 2012		December 26, 2010		Change	January 1, 2012		December 26, 2010		Change
Net Sales:
Sell-through distributors	$17,431	59%	$20,880	59%	(17%)	$58,788	57%	$64,197	57%	(8%)
Direct and others	12,248	41%	14,485	41%	(15%)	43,989	43%	48,037	43%	(8%)

Total	$29,679	100%	$35,365	100%		$102,777	100%	$112,234	100%

Net sales to our distributors for which we recognize revenue on the sell-through basis for the three months ended January 1, 2012 decreased by $3.4 million as compared to the same period a year ago, primarily due to lower sales of our interface, communication and power product lines worldwide as a result of the industry-wide inventory correction and slowdown.

Net sales to our sell-through distributors for the nine months ended January 1, 2012 decreased by $5.4 million as compared to the same period a year ago primarily due to lower communication and interface sales in our Asian region and lower datacom and storage and interface sales in the Americas.

Net sales to our direct customers and other distributors for the three months ended January 1, 2012 decreased by $2.2 million as compared to the same period a year ago primarily attributable to lower sales of our interface products in Asia.

Net sales to our direct customers and other distributors for the nine months ended January 1, 2012 decreased by $4.0 million as compared to the same period a year ago primarily attributable to lower sales of our datacom and storage and interface products in our Asian region partially offset by higher sales of datacom and storage products in the Americas.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	January 1, 2012		December 26, 2010		Change	January 1, 2012		December 26, 2010		Change
Net Sales:
Americas	$9,195	31%	$8,815	25%	4%	$28,157	28%	$25,834	23%	9%
Asia	16,798	57%	21,130	60%	(21%)	59,877	58%	69,299	62%	(14%)
Europe	3,686	12%	5,420	15%	(32%)	14,743	14%	17,101	15%	(14%)

Total	$29,679	100%	$35,365	100%		$102,777	100%	$112,234	100%

Net sales in Americas for the three months ended January 1, 2012 increased by $0.4 million as compared to the same period a year ago. The increase was a result of higher sales of our datacom and storage products partially offset by lower sales of our communication products in the region.

Net sales in Americas for the nine months ended January 1, 2012 increased by $2.3 million as compared to the same period a year ago. The increase was primarily due to higher sales of our datacom and storage and communication products in the region.

Net sales in Asia for the three and nine months ended January 1, 2012 decreased by $4.3 million and $9.4 million, respectively, as compared to the same periods a year ago, primarily due to lower sales across our interface, datacom and storage and communication product lines in the region.

Net sales in Europe for the three and nine months ended January 1, 2012 decreased by $1.7 million and $2.4 million, respectively, as compared to the same periods a year ago, primarily due to lower sales of our interface and power products in the region.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	January 1, 2012		December 26, 2010		Change	January 1, 2012		December 26, 2010		Change
Net Sales	$29,679		$35,365			$102,777		$112,234
Cost of sales:
Cost of sales	15,429	52%	17,749	50%	(13%)	53,147	52%	55,443	49%	(4%)
Amortization of acquired intangible assets	905	3%	1,533	4%	(41%)	2,715	3%	4,601	4%	(41%)

Gross profit	$13,345	45%	$16,083	46%		$46,915	46%	$52,190	47%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets and acquired intellectual property;

•	the provision for excess and obsolete inventory; and

•	the sale of previously reserved inventory.

Gross profit as a percentage of net sales for the three and nine months ended January 1, 2012 decreased one percentage point as compared to the same periods a year ago. Both periods in the current year, as compared to the prior year comparable periods, were impacted by lower amortization of acquired intangible assets offset by unfavorable product mix that also experienced price erosion. The decrease in amortization of acquired intangible assets reflects the writing down of the carrying value of certain intangibles in connection with the exiting of the 10GbE market in our fourth quarter of fiscal year 2011 and the end of life of another acquired intangible asset. For the nine months ended January 1, 2012, as compared to the same period a year ago, we experienced higher manufacturing inefficiencies.

We believe that gross margin will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, sales volume and mix, competitive pricing pressure on our products, manufacturing costs and our ability to leverage fixed operational costs across increased shipment volumes.

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	January 1, 2012		December 26, 2010		Change	January 1, 2012		December 26, 2010		Change
Net Sales	$29,679		$35,365			$102,777		$112,234
R&D expense:
R&D – base	$8,295	28%	$11,354	32%	(27%)	$25,738	25%	$33,268	30%	(23%)
Stock-based compensation	576	2%	645	2%	(11%)	1,366	1%	2,866	3%	(52%)
Amortization expense – acquired intangibles	—	—%	72	—%	(100%)	—	—%	2,220	2%	(100%)

Total R&D expense	$8,871	30%	$12,071	34%	(27%)	$27,104	26%	$38,354	34%	(29%)

SG&A expense:
SG&A – base	$9,082	31%	$9,419	26%	(4%)	$26,564	26%	$30,239	27%	(12%)
Stock-based compensation	653	2%	585	2%	12%	1,796	2%	2,882	3%	(38%)
Amortization expense – acquired intangibles	174	1%	294	1%	(41%)	522	1%	889	1%	(41%)
Acquisition related costs	—	—%	—	—%	—%	—	—%	328	—%	(100%)

Total SG&A expense	$9,909	33%	$10,298	29%	(4%)	$28,882	28%	$34,338	31%	(16%)

Research and Development (“R&D”)

Our R&D costs consist primarily of:

•	salaries and related expenses and stock-based compensation of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, and engineering supplies and services;

•	amortization of acquired intangible assets such as existing technology and patents/core technology; and

•	facilities expenses.

R&D—base expenses for the three months ended January 1, 2012 decreased by $3.1 million, or 27%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related expenses in connection with our reduction in force in the fourth quarter of fiscal year 2011, attrition and lower board assembly costs.

R&D—base expenses for the nine months ended January 1, 2012 decreased by $7.5 million, or 23%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related expenses in connection with our reduction in force in the fourth quarter of fiscal year 2011, attrition, lower outside services and lower maintenance costs on our design software partially offset by an additional week of payroll related costs in the current year due to our 53-week fiscal year.

We have a contractual agreement under which certain of our research and development costs are eligible for reimbursement. Amounts reimbursed under this arrangement are offset against R&D expenses. For the third quarters of fiscal years 2012 and 2011, we offset $1.0 million and $0.5 million, respectively, of R&D expenses in connection with this agreement. For the first nine months of fiscal 2012 and 2011, we offset $3.5 million and $4.0 million, respectively, of R&D expenses in connection with the same agreement.

Stock-based compensation expense recorded in R&D expenses was $0.6 million for the three months ended January 1, 2012 as compared to $0.7 million for the same period a year ago. The $1.5 million decrease in stock-based compensation for the nine months ended January 1, 2012 as compared to the same period a year ago reflects the exclusion of incentive-based awards in July 2011 and lower outstanding equity awards due to our reduction in force in our fourth quarter of fiscal year 2011.

The $0.1 million and $2.2 million decrease in amortization expense of acquired intangibles for the three and nine months ended January 1, 2012, respectively, as compared to the same periods a year ago was a result of the completion of the amortization period of an underlying intangible asset in the third quarter of fiscal year 2011.

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

SG&A—base expenses for the three months ended January 1, 2012 decreased by $0.3 million, or 4%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related costs and incentives partially offset by separation costs with our former CEO. The $3.7 million decrease in SG&A—base expenses for the nine months ended January 1, 2012 as compared to the same period a year ago was primarily a result of lower labor-related costs, lower incentives and the exclusion of an accrual for a loss contingency recorded in the second quarter of fiscal 2011 partially offset by an additional week of costs in the current year due to our 53-week fiscal year and separation costs with our former CEO.

Stock-based compensation expense recorded in SG&A expenses was $0.7 million for the three months ended January 1, 2012 as compared to $0.6 million for the same period a year ago. The $1.1 million decrease in stock-based compensation for the nine months ended January 1, 2012 as compared to the same period a year ago reflects the exclusion of incentive-based awards in July 2011 and lower outstanding equity awards due to our reduction in force in our fourth quarter of fiscal year 2011.

Amortization expense of acquired intangibles decreased as compared to the prior year periods due to the writing down of the carrying value of certain intangibles in connection with the exiting of the 10GbE market in our fourth quarter of fiscal year 2011. Acquisition related costs in the six months ended December 26, 2010 primarily reflects remaining payments on a vacated Neterion facility located in Sunnyvale, California.

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions and legal costs, incentives and annual merit increases.

Fiscal 2012 Key Personnel And Executive Incentive Program

In August 2011, Exar announced its Fiscal 2012 Key Personnel and Executive Incentive Program (“2012 Incentive Program”). Under the 2012 Incentive Program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual MBOs. For the three and nine months ended January 1, 2012, we did not recognize any compensation expense related to these awards and we do not believe we will record any expense in the fourth quarter of fiscal year 2012.

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	January 1, 2012		December 26, 2010		Change	January 1, 2012		December 26, 2010		Change
Net Sales	$29,679		$35,365			$102,777		$112,234
Interest income and other, net	593	2%	1,577	4%	(62%)	2,019	2%	4,768	4%	(58%)
Interest expense	(60)	—%	(313)	(1%)	(81%)	(181)	—%	(947)	(1%)	(81%)
Impairment charges on investments	—	—%	—	—%	—%	—	—%	(62)	—%	(100%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	realized gains or losses on marketable securities.

The decrease in interest income and other, net during the three and nine months ended January 1, 2012 as compared to the same periods a year ago was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments.

Our former Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet in April 2008. The sublease expired on March 31, 2011 and had average annual rent of approximately $1.4 million. There was no sublease income for the three and nine months ended January 1, 2012 whereas the prior comparable periods included the sublet income. See “Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 13 – Lease Financing Obligation.”

Interest Expense

In connection with the Sipex acquisition, we assumed a lease financing obligation related to the Hillview Facility. We had accounted for this sale and leaseback transaction as a financing transaction which is included in the long-term lease financing obligations line item on the condensed consolidated balance sheet as of March 27, 2011. The effective interest rate was 8.2%. At the end of the lease term, March 31, 2011, the terminal value of the lease of $12.2 million was settled in a noncash transaction with the expiration of the Hillview Facility lease. Interest expense recorded for this sale and leaseback transaction for the three and nine months ended December 26, 2010 was $0.3 million and $0.8 million, respectively.

We have acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $1.1 million in July 2009 under a 3-year license, $1.3 million in December 2009 under a 28-month license, $1.0 million in June 2010 under a three-year license, $5.8 million under a three-year license in October 2011, and $4.5 million under three-year license in December 2011, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item on the condensed consolidated balance sheets. The related design tool obligations were included in other accrued expenses and in the lease financing obligation in our condensed consolidated balance sheets as of January 1, 2012 and March 27, 2011, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

Interest expense related to design tools lease obligations for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Interest expense	$60	$59	$181	$179

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

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invests primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. Any decline in the value of our non-marketable investments is reported in the impairment charges on investments line in the condensed consolidated statements of operations. We did not record any impairment charges after our assessment of the valuation of the fund performance in either the three and nine months ended January 1, 2012 or December 26, 2010.

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

Provision for Income Taxes

We recorded an income tax expense (benefit) for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Income tax expense (benefit)	$(169)	$(63)	$3	$89

The income tax benefit for the three months ended January 1, 2012 and December 26, 2010, were primarily related to the partial release of the liability for unrecognized tax benefits due to the expiration of the statute of limitations during the third quarter of fiscal years 2012 and 2011. The income tax expense for the nine months ended January 1, 2012 and December 26, 2010, were due to expenses recorded for foreign taxable income offset by the partial release of the liability for unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	January 1, 2012	December 26, 2010
	(dollars in thousands)
Cash and cash equivalents	$9,745	$14,097
Short-term investments	188,724	188,024

Total cash, cash equivalents, and short-term investments	$198,469	$202,121

Percentage of total assets	69%	63%
Net cash provided by (used in) operating activities	$2,907	$(3,434)
Net cash used in investing activities	(5,781)	(5,908)
Net cash used in financing activities	(2,420)	(2,047)

Net decrease in cash and cash equivalents	$(5,294)	$(11,389)

Our net loss was $7.2 million for the nine months ended January 1, 2012. After adjustments for non-cash items and changes in working capital, we generated $2.9 million of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization of $10.1 million; and

•	stock-based compensation expense of $3.4 million.

Working capital changes included:

•	a $1.2 million decrease in accounts receivable primarily due to lower shipments;

•	a $1.2 million decrease in accrued compensation and related benefits primarily due to the timing of payroll related accruals and the payment of our 401(k) employer match; and

•	a $1.0 million increase in other current non-trade receivables due to the timing of our research and development reimbursement costs.

In the nine months ended January 1, 2012, net cash used in investing activities reflects net purchase of short-term marketable securities of $3.5 million and $2.7 million in purchases of property, plant and equipment and intellectual property.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the three and nine months ended January 1, 2012 and December 26, 2010, we did not repurchase any shares under the 2007 SRP. As of January 1, 2012, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of January 1, 2012, we had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Notes to Condensed Consolidated Financial Statements, Note 14—Commitments and Contingencies” to the condensed consolidated financial statements for further discussion of our product warranty liabilities and indemnification obligations.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at January 1, 2012 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$21,336	$21,336	$—	$—	$—
Lease financing obligations (2)	7,302	3,216	4,086	—	—
Lease obligations (3)	6,011	2,368	3,613	30	—
Remediation commitment (4)	74	24	10	40	—

Total	$34,723	$26,944	$7,709	$70	$—

Note:	The table above excludes the liability for unrecognized income tax benefits of approximately $3.5 million at January 1, 2012 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.
(2)	Includes licensing agreements related to engineering design software accounted for as a capital lease.
(3)	Includes operating lease payments related to worldwide offices and buildings and engineering design tool licenses accounted for as an operating lease.
(4)	The commitment relates to the environmental remediation activities of Micro Power Systems, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At January 1, 2012, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional money management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $193.5 million as of January 1, 2012 and $193.4 million as of March 27, 2011. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of January 1, 2012, the increase or decline in the fair value of the portfolio would not be material. At January 1, 2012, the difference between the fair value and the underlying cost of the investments portfolio was a unrealized loss of $0.9 million, net of taxes.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At January 1, 2012, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and government agency securities of $188.7 million.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of January 1, 2012.

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

The disclosure in “Notes to Condensed Consolidated Financial Statements, Note 15– Legal Proceedings” contained in “ Part I, Item 1. Financial Statements” is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

We are subject to the following risks that could materially adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report, in our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 3, 2011 and October 2, 2011 and in our Annual Report on Form 10-K for our fiscal year ended March 27, 2011 should be carefully considered. The risks and uncertainties described below, in the Quarterly Reports on Form 10-Q for the fiscal quarter ended July 3, 2011 and October 2, 2011 and in our Annual Report on Form 10-K for our fiscal year ended March 27, 2011 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Global capital, credit market, employment, and general economic and political conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results and financial condition.

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

The continuing debt crisis and political uncertainties in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, the recent downgrade of the U.S. credit rating and the ongoing European debt crisis have contributed to the instability in global credit markets. These uncertainties have been compounded by effects of recent natural disasters in other parts of the world, such as Asia. We are unable to predict the impact of these events, and if economic and political conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

Volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the U.S. and internationally. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global and domestic economic and market conditions persist or deteriorate, we may experience further material impacts on our business, operating results and financial condition which could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies. Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our business partners, our customers and our suppliers. These conditions could impair the ability of our customers to pay for products they have purchased from us. As a result, allowances for doubtful accounts and write-offs of accounts receivable from our customers may increase. In addition, our suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply us with the parts we need to manufacture our products.

If global economic, political and financial market conditions deteriorate or continue to remain weak for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

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

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers, consolidations or cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under continued deteriorating global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

If we fail to develop, introduce or enhance products that meet evolving market needs or which are necessitated by technological advances, or we are unable to grow revenues, then our business, financial condition and results of operations could be materially and adversely impacted.

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing or disruptive technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure from lower price solutions;

•	increasing product development costs;

•	design windows requirements;

•	long design-to-production cycles;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	increasing functional integration;

•	moderate to slow growth;

•	frequent product introductions and enhancements;

•	changing competitive landscape (consolidation, financial viability); and

•	finite market windows for product introductions.

Our growth depends in large part on our successful continued development and customer acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define and develop new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products; (v) continue to expand our technical and design expertise; (vi) introduce and cost-effectively deliver new products in line with our customer product introduction requirements; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands to increased functional integration and other changes. Migration from older products to newer products may result in volatility of earnings as revenues from older products decline and revenues from newer products begin to grow.

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

Future and Nu Horizons (now a wholly-owned subsidiary of Arrow Electronics, Inc.) have historically accounted for a significant portion of our revenues, and they are our two primary distributors worldwide. We anticipate that sales of our products to these distributors will continue to account for a significant portion of our revenues. The loss of either Future or Nu Horizons as a distributor, for any reason, or a significant reduction in orders from either of them would materially and adversely affect our business, financial condition and results of operations.

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

Certain of our distributors may rely heavily on the availability of short-term capital at reasonable rates to fund their ongoing operations. If this capital is not available, or is only available on onerous terms, certain distributors may not be able to pay for inventory received or we may experience a reduction in orders from these distributors, which would likely cause our revenue to decline and materially and adversely impact our business, financial condition and results of operations.

If we are unable to accurately forecast demand for our products, we may be unable to efficiently manage our inventory.

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. Our forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors that lead to our loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. As a consequence of these factors and other inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, either of which can materially and adversely impact our business, financial condition and results of operations. Due to the unpredictability of global economic conditions and increased difficulty in forecasting demand for our products, we could experience an increase in inventory levels.

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

New and current process technologies or products can be subject to wide variations in manufacturing yields and efficiency. Our foundries or the foundries of our suppliers may experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays. Further, if the products manufactured by our foundries contain production defects, reliability issues or quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

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

•	manufacturing quality control or process control issues, including reduced control over manufacturing yields, production schedules and product quality;

•	potential misappropriation of our intellectual property;

•	disruption of transportation to and from Asia where most of our foundries and subcontractors are located;

•	political, civil, labor or economic instability;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and

•	compliance with local or international regulatory requirements.

Other additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	our board level product volume may not be attractive to preferred manufacturing partners, which could result in higher pricing or having to qualify an alternative vendor;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	inventory management issues relating to hub arrangements;

•	entry into “take-or-pay” agreements; and

•	limited warranties from our subcontractors for products assembled and tested for us.

Our financial results may fluctuate significantly because of a number of factors, many of which are beyond our control.

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of the economic downturn;

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization of unabsorbed fixed manufacturing costs;

•	the impact of our revenue recognition policies on reported results; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our subcontractors causing supply shortages;

•	inability of our subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand if customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us; and

•	changes in or continuation of certain tax provisions.

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

As of January 1, 2012, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 17% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 15% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions enable Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

Alonim and Soros each own a significant percentage of our outstanding shares. Due to such ownership, Alonim and Soros, acting independently or jointly, have not in the past but may in the future exert strong influence over actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. Further, if one of these stockholders were to sell or even propose to sell a large number of their shares, the market price of our common stock could decline significantly.

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

Under certain circumstances, including a company acquisition or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability or willingness to offer meaningful equity compensation and incentive plans to as many key employees or in amounts consistent with market practices may also adversely affect our ability to retain and incentivize key employees, all of whom have been granted equity awards and participate in company incentive plans. In addition, competitors may recruit our employees, as is common in the high tech sector. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruiting and training costs.

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

Our employees are employed at-will, which means that they can terminate their employment at any time. Our international locations are subject to local labor laws, which are often significantly different from U.S. labor laws and which may under certain conditions result in large separation costs upon termination. Further, employing individuals in international locations are subject to other risks inherent in international operations, such as those discussed with respect to international sales below, among others. The failure to recruit and retain, as necessary, key design engineers and technical, sales, marketing and executive personnel could materially and adversely impact our business, financial condition and results of operations.

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

We have given certain customers increased indemnification for product deficiencies or intellectual property infringement that is in excess of our standard limited warranty and indemnification provisions and could possibly result in greater costs, in excess of the original contract value. In an attempt to limit this liability, we have purchased an errors and omissions insurance policy to partially offset some of these potential additional costs; however, our insurance coverage could be insufficient in terms of amount and/or coverage to prevent us from suffering material losses if the indemnification amounts are large enough or if there are coverage issues.

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

The occurrence of natural disasters in certain regions, such as the recent natural disasters in Asia, could adversely impact our manufacturing and supply chain, our ability to deliver products on a timely basis (or at all) to our customers and the cost of or demand for our products. Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of our other offices, customers and suppliers are in locations which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our offices, our operations could be disrupted. Similarly, a major earthquake or other natural disaster, such as the recent flooding in Thailand, affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

EXAR CORPORATION (Registrant)

February 10, 2012	By	/s/ Kevin Bauer
Kevin Bauer Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	9/17/2010

10.1	Employment Agreement between the Company and Louis DiNardo	8-K	0-14225	10.1	12/6/2011

10.2	Form of Inducement Option Grant	8-K	0-14225	10.2	12/6/2011

10.3	Consulting Agreement between the Company and Richard Leza					X

10.4	Separation and General Release Agreement between the Company and Pete Rodriguez					X

10.5	Form of 2006 Equity Incentive Plan Terms and Conditions of Incentive Stock Option and Nonqualified Stock Option					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X