Form 10-K
period 2012-04-01
EXAR CORP
filed 2012-06-14
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-14225

EXAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48720 Kato Road, Fremont, CA 94538

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (510) 668-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	The NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of October 2, 2011 was approximately $104.1 million based upon the closing price reported on The NASDAQ Global Select Market as of the last business day of the Registrant’s most recently completed second fiscal quarter. Approximately 26.6 million shares of common stock held by officers, directors and persons known to the Registrant to hold 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 45,496,745 as of June 11, 2012, net of 19,924,369 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2012 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2012 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED APRIL 1, 2012

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R & D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the volatile global economic and financial market conditions, and (12) anticipated impacts of our ceasing Optical Transport Network (“OTN”) development and our other restructuring measures in the fourth quarter of fiscal year 2012. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the factors contained under the captions Part I, Item 1—“Business,” Part I, Item 1A— “Risk Factors” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any obligation to revise or update information in any forward-looking statement, except as required by law.

ITEM 1.	BUSINESS

OVERVIEW

Exar Corporation (“Exar” or “We”) designs, develops and markets high performance analog and mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for data and telecommunications, networking and storage, industrial control and consumer applications. Exar’s product portfolio includes power management, connectivity and communications products as well as data and storage products for network security and storage optimization.

Exar’s products are deployed in a wide array of applications such as data and telecommunication systems, servers and routers, enterprise storage systems industrial control and process automation equipment, set top boxes, digital video recorders and portable electronic devices. By applying both analog and digital technology, Exar provides original equipment manufacturers (“OEMs”) with a breadth of component products and subsystems to facilitate design flexibility, improve time-to-market and enhance system performance. We have locations around the world that enable us to provide real-time customer support and field application engineering resources to our customers.

Exar was incorporated in California in 1971 and was reincorporated in Delaware in 1991. Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXAR”. See the information in Part II, Item 8—“Financial Statements and Supplementary Data” for information on our financial position as of April 1, 2012, March 27, 2011 and March 28, 2010, and results of operations and cash flows for fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010.

Core Competencies and Key Initiatives

Analog and Mixed-Signal Design Expertise—We have over 40 years of proven technical competency in developing analog and mixed-signal ICs. As a result, we have developed a deep understanding of the subtleties of analog and mixed-signal design and a comprehensive library of analog core blocks. We leverage this expertise across our broad range of products and in our new product development efforts. From programmable power management chips to advanced telecommunications products, our solutions share a heavy concentration of analog and mixed-signal content to achieve high performance, power efficient solutions for our customers.

Connectivity Solutions—Our focus on connectivity is a key initiative that drives product strategy and serves as a foundation for our customer engagements. We have added system architecture expertise and extended our portfolio of products to offer new silicon products, cards and software to support the demand for complete system solutions as well as component products. Our connectivity solutions span a range of applications that serve data and telecommunications, networking and storage, industrial control and consumer applications. Our devices facilitate and optimize the interface between systems and across networks with Serial Transceivers, Multi-Protocol Interface products and Universal Asynchronous Receiver/Transmitters (“UART”).

Power Management Solutions—Our focus on power management is a major part of our growth plan and includes traditional analog power management solutions as well as an innovative approach to software programmable power management. We design and develop linear and switching regulators that support the diverse power conversion needs of data and telecommunications, networking and storage, industrial control and consumer applications. We have also introduced a new family of programmable power management products that provide power conversion and control of multiple output voltages through a graphical user interface (“GUI”).

Enhanced System Integration—Our effort to provide comprehensive solutions that encompass hardware, software and applications support is fundamental to our initiative in networking and storage applications. The combination of our design expertise, diverse circuit technology and system-level expertise enables us to provide complete solutions that are used in data compression and aggregation, data transmission, acceleration and computer offloading. We believe that by using our solutions OEMs can develop higher performance systems, better leverage their development resources and reduce their time-to-market.

MARKETS AND PRODUCTS

Our products are organized into four product lines, which allow product definition based on market opportunities and trends. Product line orientation also allows for the concentration of application engineering and technical expertise. We define our product lines as Connectivity, Power Management, Communications and Data and Storage.

Connectivity

The demand for connectivity is projected to grow significantly during the next decade as the Internet evolves to support machine-to-machine connectivity. The need to connect billions of devices at home, in the office and in factories through the Internet is driving the requirement for smart connectivity solutions. Our connectivity product strategy is to continue to enhance our portfolio with higher speed, lower power and enhanced functionality devices that meet the growing demands of our customers. Growth drivers in our connectivity product business include increased integration and value through the introduction of differentiated bridging products for popular and growing bus interfaces such as Universal Serial Bus (“USB”), Ethernet and Peripheral Interconnect Express (“PCIe”), as well as innovative new UART and serial transceiver devices.

We offer a broad line of industry-proven UART solutions as well as complementary serial transceiver devices for use in applications in the data and telecommunications, networking and storage, industrial control and consumer markets. Typical applications include point-of-sale (“POS”), process control, and factory automation, as well as servers, embedded systems, routers, network management equipment, remote access servers, wireless base-stations and repeaters. Additionally, our single and multi-channel UARTs are used in portable consumer applications such as multi-media, global positioning system (“GPS”), personal digital assistant (“PDA”) and smart phone devices.

Our UART product portfolio ranges from cost-effective industry-standard devices to high-performance multi-channel UARTs with a broad range of first in, first out (“FIFO”) depths and industry leading performance and features. We support popular central processing unit (“CPU”) bus interfaces such as 8-bit Industry Standard Architecture (“ISA”), 8-bit VLIO, 2-wire Inter-Integrate Circuit (“I2C”), 4-wire Serial Peripheral Interface (“SPI”), Peripheral Component Interconnect (“PCI”), PCIe and USB. In addition, we market a wireless UART solution that includes a high-performance UART, a controller and a Radio Frequency (“RF”) transceiver with our proprietary firmware. This device enables applications to send and receive data wirelessly over a secure proprietary protocol.

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

Power Management

The power management market is a large and diverse semiconductor segment covering a wide range of requirements. We have developed solutions for DC/DC voltage conversion and supervision. Our products are designed to meet the needs of data and telecommunications, networking and storage, industrial control and consumer applications

We provide analog control of DC voltages and deliver regulated power to electronic systems such as data and telecommunication systems, servers and routers, enterprise storage systems, industrial control and process automation equipment, set top boxes, digital video recorders and portable electronic devices. Our PowerXR programmable power management system solutions provide system designers the ability to reconfigure the power management sub-system through a software interface. This proprietary approach enables customers to reduce product development cycles from many months to several weeks and provides a flexible and configurable solution for control of critical attributes of the power management system.

Power XR technology combines digital control and monitoring with our high performance analog circuitry, enabling the system architect to design products that significantly reduce wasted energy and are dynamically reconfigurable.

Power management product development requires close customer interaction, advanced design skills and world-class process capability and design tools. As a fabless semiconductor manufacturer, we have access to a broad range of wafer fabrication facilities and process technologies. This access to leading process technology and our ongoing investment in analog and mixed-signal design automation tools enables us to compete with the world’s leading manufacturers of analog power management products.

Communications

We provide high-performance communications products for the transmission of digital data through global service provider networks. Conforming to international standards for copper, fiber optic and wireless protocols, our broad portfolio of Plesiochronous Digital Hierarchy (“PDH”), Synchronous Optical NETwork (“SONET”) and Synchronous Digital Hierarchy (“SDH”) products enable the delivery of highly reliable, value added communication services.

SONET/SDH

SONET and SDH protocols are the backbone of today’s high capacity, long distance communications networks. Our portfolio of SONET/SDH products process data at speeds from 155Mb/s to 40Gb/s for the efficient transport of digital data over fiber optic networks. Products include mixed signal clock and data recovery (“CDR”) circuits, transceivers, protocol framers and service mappers. Our high density, high-integration products offer significant flexibility in line card design while providing cost, area and power savings over alternative solutions.

T/E Carrier

Service providers have a large investment in their existing copper infrastructure. This infrastructure remains a cost effective means of providing high value leased line and data services for enterprises, mobile backhaul and network interconnection. We offer a comprehensive portfolio of T1 and E1 devices for twisted pair copper connections and DS3 and E3 devices for coaxial copper connections. Our broad range of T1/E1 devices includes short-haul and long-haul Line Interface Units (“LIUs”) and LIU/framer combinations that incorporate reconfigurable, relayless redundancy (Exar R3 Technology™) with integrated termination resistors and jitter attenuation. Used individually or in chip sets, our T1/E1 technologies offer customers key advantages including design flexibility, enhanced system reliability and standards compliance, which are critical components of high-density, low-power system boards and line-cards. In addition, our T1/E1/J1 Framer/LIU combination products simplify the design process by saving board space and by reducing complexity as a result of lowering component count. In addition to T1/E1 solutions, we have developed a diverse portfolio of single- and multi-channel T3/E3 physical interface solutions with integrated LIU logic and jitter attenuation that achieve high performance levels while reducing board space and overall power in multi-port applications.

Data and Storage

We provide highly integrated semiconductors and board level products that enable OEMs to develop high performance computing, storage and networking equipment at significantly lower cost and with lower power consumption.

With the rapid growth of data volume and Input/Output (“I/O”) performance of central processing units (“CPUs”) far outpacing storage I/O performance improvements, overall computing performance is increasingly limited by storage I/O throughput. Data compression is a cost-effective way to improve I/O throughput as an alternative to solutions such as using Solid State Disks (SSDs) or implementing distributed parallel systems. Our chips and boards can achieve compression throughput of between 10Gbps to 40Gbps and beyond with a fraction of the cost and power consumption. We enable storage vendors to improve storage efficiency with much lower cost and lower power as compared to their alternate architecture choice of utilizing general purpose CPUs. Our solution off-loads specific tasks from the general purpose CPU by providing compression and hashing technology in a single pass with low latency to reduce and de-duplicate data at very high throughput. Deployment of our devices can be found in storage appliances such as primary storage, data protection and remote replication.

Networking equipment vendors utilize our products for bandwidth optimization and security. As more companies migrate applications to the Cloud there is an increasing need by cloud service providers to secure and optimize the connection between the Cloud and their customers. Our devices enable networking equipment vendors to supply cloud infrastructure with competitive advantages in cost and power. Our compression technology can be used in wide area network (“WAN”) optimization to improve bandwidth, and our high throughput security technology is used in public-key handshakes and symmetric encryptions for secure sockets layer (“SSL”) and internet protocol security (“IPSec”) connections to secure traffic.

Our devices and board level products are supported by our software development kit (“SDK”) and also by an open-source Exalerator solution software kit. These software kits are designed to enable a fast development and integration cycle. Our devices together with SDK and Exalerator software kits have been widely deployed at several leading computing, storage and networking vendors.

Strategy

Our goal is to be a leading provider of high performance analog and mixed-signal integrated circuits and advanced sub-system solutions for data and telecommunications, networking and storage, industrial control and consumer applications. To achieve our long-term business objectives, we employ the following strategies:

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

Expand Product Portfolio— We have developed a strong presence in the data and telecommunications, networking and storage, industrial control and consumer markets where we have industry leading customers and proven technological capabilities. Our design expertise has enabled us to offer a diverse portfolio of both industry standard and proprietary products serving a range of connectivity and power management needs. Our extensive product portfolio provides the framework for customers to work with many of our products on a single board design. Our ability to serve the various needs of a customer’s system enables us to meet procurement and support demands by providing a single point of contact for applications support and supply chain management while reducing its number of vendors.

Grow Market Share with System Solutions—We create systems solutions by coupling system expertise, software and advanced silicon integration to provide an optimized solution that is designed to be technically compelling and cost effective, resulting in distinctive products like DeMux, DX1700 and DX1800 Cards, and Power XR. These solutions and others provide platform-level engagements that involve software and hardware integration, resulting in a cohesive bond with customers.

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

Use Standard Complementary Metal Oxide Semiconductor (“CMOS”) and Bipolar CMOS-DMOS (“BCD”) Process Technologies to Provide Compelling Price/Performance Solutions — We design our products to be manufactured using standard CMOS and BCD processes. We believe that these processes are proven, stable and predictable and benefit from the extensive semiconductor-manufacturing infrastructure devoted to CMOS and BCD processes. In certain specialized cases, we may use other process technologies to take advantage of their performance characteristics.

Employ Fabless Semiconductor Model—We have long-standing relationships with third-party wafer foundries and assembly and test subcontractors to manufacture our ICs. Our fabless approach allows us to avoid substantial capital spending, obtain competitive pricing, minimize the negative effects of industry cycles, reduce time-to-market, reduce technology and product risks, and facilitate the migration of our products to new CMOS and BCD process technologies. By employing the fabless model, we can focus on our core competencies in product design, development and support, as well as on sales and marketing.

Broaden Sales Coverage with Channel Partners—We have strong relationships with our distributors, catalog firms and sales representatives throughout the world, from which we derive a significant portion of our total revenue. Through our partners, we have access to large market segments that we cannot directly support. Through these relationships, we extend our expertise and product exposure by enabling our partners to discover new demands for our solutions as well as aid us in defining our next generation solutions.

Sales and Customers

We market our products globally through both direct and indirect channels. In the United States we have our own direct sales force and are also represented by 19 independent sales representatives, three independent non-exclusive distributors and three catalog distributors. We currently have domestic presences in or near Chicago, Illinois, Boston, Massachusetts and Fremont, California.

Internationally, we are represented in Canada, Europe and Asia by our wholly-owned foreign subsidiaries and international support offices in Canada, China, France, Germany, Hong Kong, Italy, Japan, Singapore, South Korea, Taiwan and the United Kingdom. In addition to these offices, approximately 35 independent sales representatives and other independent, non-exclusive distributors represent us. Information regarding the percentage of our net sales represented by certain geographies is as follows:

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
China	34%	34%	35%
United States	26%	22%	26%
Singapore	11%	10%	11%
Germany	10%	9%	1%
Japan	5%	6%	5%
Europe (excluding Germany)	4%	7%	13%
Rest of world	10%	12%	9%

Total net sales	100%	100%	100%

We expect international sales to continue to be a significant portion of our net sales in the future. All of our sales to foreign entities are denominated in U.S. dollars. For a detailed description of our sales by geographic regions, see Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Net Sales by Geography” and Part II, Item 8—“Notes to Consolidated Financial Statement, Note 19—Segment and Geographic Information.” For a discussion of the risk factors associated with our foreign operations, see Part I, Item 1A—“Risk Factors—‘Our engagement with foreign customers could cause fluctuations in our operating results, which could materially and adversely impact our business, financial condition and results of operations’.”

We sell our products to distributors and OEMs (or their designated subcontract manufacturers) throughout the world. The following distributors accounted for 10% or more of our net sales in the fiscal years indicated:

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Future Electronics Inc. (“Future”)	31%	30%	28%
Arrow Electronics	11%	10	*

	42%	40%	28%

*	Net sales for this distributor were less than 10% of our net sales in fiscal year 2010.

No other distributor or any OEM accounted for 10% or more of our net sales in the fiscal years 2012, 2011 or 2010.

We work directly with many key customers including, among others, Alcatel-Lucent, Adtran Inc., Cisco Systems Inc., Delta, EchoStar Corporation, EMC Corporation, Ericsson Inc., Fujitsu Limited, Hewlett-Packard Company, Huawei Technologies Co., Ltd., Hyundai, IBM Corporation, LG Electronics Inc., Nokia Siemens Networks, Pace, Parrot SA, Samsung Electronics Co. Ltd, Teradata Corporation and ZTE Corporation.

Manufacturing

We outsource all of our fabrication and assembly, as well as the majority of our testing operations. This fabless manufacturing model allows us to focus on product design, development and support as well as on sales and marketing.

Our products are manufactured using standard CMOS, bipolar, bipolar CMOS (“BiCMOS”) and BCD bipolar (“CMOS DMOS”) process technologies. We use wafer foundries located in the United States and Asia to manufacture our semiconductor wafers.

Most of our semiconductor wafers are shipped directly from our foundries to our subcontractors in Asia for wafer test and assembly, where the wafers are cut into individual die and packaged. Independent contractors in China, Indonesia, Malaysia and Taiwan perform most of our assembly work. Final test and quality assurance are performed at our subcontractors’ facilities in Asia or at our Fremont, California facility. Most of our board products are manufactured in the United States. All of our primary manufacturing partners are certified to ISO 9001:2008.

We will continue to use the turnkey manufacturing model for our acquired hi/fn, inc. (“Hifn”) and Galazar Networks, Inc. (“Galazar”) products currently in production, with our suppliers delivering fully assembled and tested products based on our proprietary designs.

Research and Development

We believe that ongoing innovation and introduction of new products in our targeted and adjacent markets is essential to delivering growth. Our ability to compete depends on our ability to offer technologically innovative products on a timely basis. As performance demands and the complexity of ICs have increased, the design and development process has become a multi-disciplinary effort requiring diverse competencies.

Our research and development efforts will continue to focus on developing high-performance analog, digital and mixed-signal solutions addressing the high-bandwidth requirements of communications and storage systems OEMs and the high-current, high-voltage requirements of interface and power management OEMs.

We make investments in advanced design tools, design automation and high-performance intellectual property libraries while taking advantage of readily available specialty intellectual property through licensing or purchases. We also augment our skill sets and intellectual property through university collaboration, incorporating talent through acquisition and by accessing needed skills with off-campus design centers. We continue to pursue the development of design methodologies that are optimized for reducing design cycle time and increasing the likelihood of first-time success. We have a substantive research and development presence in the People’s Republic of China (“PRC”) and have a research and development presence in Toronto, Canada. In connection with our restructuring efforts in the fourth quarter of fiscal year 2012, we eliminated our deep submicron physical design capability and adopted an application specific integrated circuit (“ASIC”) model for future deep submicron physical design and product procurement. We invested an aggregate of $35.5 million, $49.9 million and $48.5 million on research and development in fiscal years 2012, 2011 and 2010, respectively.

For further explanation of our increased expenses in research and development, please see Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe that the principal competitive factors in the market segments in which we operate are:

•	time-to-market;

•	product innovation;

•	product performance, quality, reliability and features;

•	customer support and services;

•	price;

•	rapid technological change;

•	number of design wins released to production;

•	lowering total system cost; and

•	compliance with and support of industry standards.

We compete with many other companies and many of our current and potential competitors may have certain advantages over us such as:

•	longer presence in key markets;

•	greater brand recognition;

•	more secure supply chain;

•	access to larger customer bases;

•	broader product offerings;

•	deeper engagement with customers;

•	significantly greater sales, marketing, development, and other resources; and

•	stronger financial position and liquidity.

Competitors in our connectivity, power management and communication markets include Analog Devices, Inc., Integrated Device Technology, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, Monolithic Power Systems, NXP B.V., Skyworks Solutions, Inc., Texas Instruments Incorporated and Vitesse Semiconductor Corporation. Our competitors in the datacom and storage market include Cavium Networks and Comtech Telecommunications Corp. See Part I, Item 1A— “Risk Factors—‘If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share’.”

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

Intellectual Property Rights

To protect our intellectual property, we rely on a combination of patents, mask work registrations, trademarks, copyrights, trade secrets, and employee and third-party nondisclosure agreements. As of April 1, 2012, we have 212 patents issued and 23 patent applications pending in the United States and 87 patents issued and 123 patent applications pending in various foreign countries. Our existing patents will expire between 2012 and 2030, or sooner if we choose not to pay renewal fees. We may also enter into license agreements or other agreements to gain access to externally developed products or technologies. While our intellectual property is critically important, we do not believe that our current or future success is materially dependent upon any one patent.

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

If we are required to take any of the actions described above or defend against any claims from third parties, our business, financial condition and results of operations could be harmed. See Part I, Item 1A— “Risk Factors— ‘We may be unable to protect our intellectual property rights, which could harm our competitive position’ and ‘We could be required to pay substantial damages or could be subject to various equitable remedies if it were proven that we infringed the intellectual property rights of others’.”

ACQUISITIONS

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”), a developer of 10 gigabit Ethernet (“10GbE”) controller silicon and card solutions optimized for virtualized environments located in Sunnyvale, California. During the course of fiscal year 2011, we participated in the 10GbE market and established a limited set of customers, but market adoption and revenue fell short of our revenue goals for the product line. After assessing our position in this market and our product development roadmap, we announced on

March 4, 2011 that we were exiting the data center virtualization market and, in connection therewith, had decided to discontinue development of these products. We promptly reduced our resources and began a process to sell assets devoted to the development of these products.

On June 17, 2009, we completed the acquisition of Galazar. Galazar, based in Ottawa, Ontario, Canada, was a fabless semiconductor and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addressed transport of a wide range of networking and telecom services including Ethernet, TDM, Fiber Channel and video over SONET/SDH, PDH and OTN networks. On February 1, 2012 we terminated development of OTN products and ceased operations in Ottawa.

On April 3, 2009, we completed the acquisition of Hifn, a fabless semiconductor company that was founded in 1996, spun off from Stac, Inc. in 1999 and traded on the NASDAQ under the symbol “HIFN” since 1999. The acquisition of Hifn expanded and complemented our product offering in the enterprise storage, networking and telecom markets where we have had a significant base of business for more than 10 years. The Hifn technology added compression and data deduplication products used in storage applications to optimize data and speed up data backup and retrieval. Hifn had also been a leading provider in security acceleration technology by providing encryption and compression products to leading networking and telecom system manufacturers. The Hifn products complement our connectivity solutions and provide us with a more significant product offering to our customers.

On August 25, 2007, we acquired Sipex Corporation (“Sipex”), a fabless semiconductor company that designed, manufactured and marketed high performance, analog ICs used by original equipment manufacturers (“OEMs”) in the computing, consumer electronics, communications and networking infrastructure markets.

Employees

As of April 1, 2012, we employed 304 full-time employees, with 123 in research and development, 51 in operations, 82 in marketing and sales and 48 in administration. Of the 304 employees, 108 are located in our international offices. See Part I, Item 1A— “Risk Factors— ‘We depend in part on the continued service of our key engineering and management personnel and our ability to identify, hire, incentivize and retain qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted’.” None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage due to labor issues.

Available Information

We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Those Reports and statements: (1) may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549, (2) are available at the SEC’s Internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC; and (3) are available free of charge through our website (www.exar.com) as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of such documents may be requested by contacting our Investor Relations Department at (510) 668-7201 or by sending an e-mail through the Investor Relations page on our website. Information on our website is not incorporated by reference into this Annual Report.

Executive Officers of the Registrant

Our executive officers and their ages as of May 30, 2012, are as follows:

Name	Age	Position
Louis DiNardo	52	Chief Executive Officer, President and Director
Kevin Bauer	52	Senior Vice President and Chief Financial Officer
Diane Hill	55	Vice President, Human Resources
Carlos Laber	60	Senior Vice President of Worldwide Research and Development
Thomas R. Melendrez	58	General Counsel, Secretary and Executive Vice President of Business Development
Todd Smathers	63	Senior Vice President, Operations

Louis DiNardo was appointed President, Chief Executive Officer and Director as of January 3, 2012. Prior to joining us, he was a Partner at Crosslink Capital, a stage-independent venture capital and growth equity firm based in San Francisco, which he joined in January of 2008, and focused on semiconductor and alternative energy technology investment in private companies. Mr. DiNardo was a partner at VantagePoint Venture Partners from January of 2007 through January of 2008. Mr. DiNardo was President and Chief Operating Officer at Intersil Corporation from January 2006 through October 2006. Prior to his promotion, Mr. DiNardo held the position of Executive Vice President of the Power Management Business. He held the position of President and CEO as well as Co-Chairman of the Board of Directors at Xicor Corporation, a public company, from 2000 until Intersil acquired the company in July of 2004. Mr. DiNardo spent thirteen years at Linear Technology where he was Vice President of Worldwide Marketing and General Manager of the Mixed-Signal Business Unit. He began his career in the semiconductor industry at Analog Devices Incorporated where he served for eight years in a variety of technical and management roles. Mr. DiNardo holds a B.A. from Ursinus College, 1981.

Kevin Bauer was appointed our Vice President and Chief Financial Officer in June 2009 and was promoted to Senior Vice President in June 2011. Prior to his appointment he was our Corporate Controller from August 2005 to June 2009 and was promoted to Vice President in December 2008. Before that Mr. Bauer was our Operations Controller from February 2001 to August 2005. Previously, Mr. Bauer was Operations Controller at WaferTech LLC (a joint venture semiconductor fabrication plant of Taiwan Semiconductor Manufacturing Company Limited, Altera Corporation, Analog Devices, Inc. and Integrated Silicon Solution, Inc.) from July 1997 to February 2001. Prior to WaferTech, he was at VLSI Technology for ten years where he held a variety of increasingly more senior finance roles culminating in his position as Director, Group Controller-Communications Group. Prior to that he held finance positions at Memorex and Bank of America. Mr. Bauer has over 23 years of finance experience in the semiconductor industry and received an MBA from Santa Clara University and a BS in Business Administration from California Lutheran University.

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

Carlos Laber was appointed our Senior Vice President, Worldwide Research and Development in February 2012. Mr. Laber has over 30 years of experience in analog and mixed-signal technology and product development. Prior to his appointment at Exar, Mr. Laber served as Senior Director of Product Development at ON Semiconductor and led the power management development efforts in Santa Clara, California. Mr. Laber was at ON Semiconductor for almost three years. Mr. Laber previously served for two years as Intersil’s Vice President of Worldwide Technology, and before that, two years as Intersil’s Vice President of Engineering for the Power Management Group. He joined Intersil after the acquisition of Xicor Incorporated, where he served for two years as Vice President of Engineering. Mr. Laber came to Xicor from Micrel Semiconductor where he was the Vice President of Engineering for the Analog and RF Product group for more than two years. Prior to Micrel, Mr. Laber served at Micro Linear for 16 years, where he was Vice President of Engineering. Before Micro Linear, Mr. Laber was at National Semiconductor and Intel Corporation where he had increasingly more senior design engineering and management roles. Mr. Laber holds a BSEE degree in Electromechanical and Electronic Engineering from the University of Buenos Aires, Argentina and an MSEE degree from the University of Minnesota, Minneapolis.

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

Todd Smathers was appointed our Senior Vice President, Worldwide Operations in March of 2012. Mr. Smathers has over 40 years of experience in analog and mixed-signal technology and product development. He served as Vice President of Operations at Intersil Corporation and Xicor, Incorporated, which was acquired by Intersil in 2004. Prior to joining Xicor, Mr. Smathers was General Manager of the Mixed Signal Business Unit at Linear Technology Corporation where he had previously served in a variety of management and executive roles since the company’s founding in 1981. Mr. Smathers holds a Bachelor of Science in Electrical Engineering degree from Clemson University.

ITEM 1A.	RISK FACTORS

The following factors, as well as other factors affect our business financial condition and operating results. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Global capital, credit market, employment, and general economic and political conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results and financial condition.

Periodic declines or fluctuations in the U.S. dollar, corporate results of operations, interest rates, inflation or deflation, the global impact of sovereign debt or treaties, economic trends, actual or feared economic recessions, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors, have had, and may continue to have, a negative impact on the U.S. and global economies.

The continuing debt crisis and political uncertainties in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, the recent downgrade of the U.S. credit rating and the ongoing European debt crisis have contributed to the instability in global credit markets. These uncertainties have been compounded by effects of recent natural disasters in other parts of the world, such as Asia. We are unable to predict the impact of these events, and if economic and political conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets. Our business and results of operations could be materially and adversely affected as a result of these conditions.

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

If global economic, political and financial market conditions deteriorate or continued recovery is delayed for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

•

slower spending by consumers and market fluctuations may result in reduced demand for our products, reduced orders for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

•

if recent restructuring activities insufficiently lower our operating expense or we fail to execute on our strategy, our restructuring efforts may not be successful, and we may not be able to realize the cost savings and other anticipated benefits;

•	if we further reduce our workforce or curtail or redirect research and development efforts, it may adversely impact our ability to respond rapidly to product development or growth opportunities;

•	we may be unable to predict the strength or duration of market conditions or the effects of consolidation of our customers in their industries, which may result in project delays or cancellations;

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

If we are unable to secure and convert a significant portion of our design wins into revenue, our business, financial condition and results of operations would be materially and adversely impacted.

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers, consolidations, changing market requirements or cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under continued uncertain global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

If we fail to develop, introduce or enhance products that meet evolving needs or which are necessitated by technological advances, or we are unable to grow revenue in our served markets, then our business, financial condition and results of operations could be materially and adversely impacted.

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing or disruptive technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure from lower priced solutions;

•	increasing product development costs;

•	design window requirements;

•	design-to-production cycles;

•	functional integration;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	increasing functional integration;

•	moderate to slow growth;

•	frequent product introductions and enhancements;

•	changing competitive landscape (consolidation, financial viability); and

•	finite market windows for product introductions.

Our growth depends in large part on our successful continued development and customer acceptance of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define, develop and introduce new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products consistent with our requirements; (v) continue to expand and retain our technical and design expertise; (vi) introduce and cost-effectively deliver new products in line with our customer product introduction requirements; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands to increased functional integration and other changes. Migration from older products to newer products may result in volatility of earnings as revenues from older products decline and revenues from newer products begin to grow.

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

The process of developing and supporting new products is complex, expensive and uncertain, and if we fail to accurately predict and understand our customers’ changing needs and emerging technological trends, our business, financial condition and results of operations may be harmed. In addition, we may make significant investments to define new products according to input from our customers who may choose a competitor’s or an internal solution or cancel their projects. We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may materially and adversely harm our business, financial condition and results of operations.

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on Complementary Metal Oxide Semiconductor (“CMOS”) processes, bipolar processes and bipolar-CMOS (“BiCMOS”) processes. Globalfoundries Singapore Pte. Ltd. (f.k.a. Chartered Semiconductor Manufacturing Ltd.) (“Globalfoundries”) manufactures the majority of the CMOS wafers from which the majority of our communications products are produced. Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”), located in China, manufacture the majority of the CMOS and bipolar wafers from which our power management and serial products are produced. High Voltage BiCMOS power products are supplied by TowerJazz Semiconductor, Inc. All of these foundries produce semiconductors for many other companies (many of which have greater volume requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we do, from time to time, experience extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

Many of our new products are designed to take advantage of smaller geometry manufacturing processes. Due to the complexity and increased cost of migrating to smaller geometries, as well as process changes, we could experience interruptions in production or significantly reduced yields causing product introduction or delivery delays. If such delays occur, our products may have delayed market acceptance or customers may select our competitors’ products during the design process.

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

Our reliance on our wafer foundries and assembly and test subcontractors involves the following risks, among others:

•

a manufacturing disruption or sudden reduction or elimination of any existing source(s) of semiconductor manufacturing materials or processes, which might include the potential closure, change of ownership, change in business conditions or relationships, change of management or consolidation by one of our foundries;

•	disruption of manufacturing or assembly or test services due to vendor transition, relocation or limited capacity of the foundries or subcontractors;

•	inability to obtain or develop technologies needed to manufacture our products;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products or the possible inability to obtain an adequate alternative;

•	failure of our foundries or subcontractors to obtain raw materials and equipment;

•	increasing cost of commodities, such as gold, raw materials and energy resulting in higher wafer or package costs;

•

long-term financial and operating stability of the foundries or their suppliers or subcontractors and their ability to invest in new capabilities and expand capacity to meet increasing demand, to remain solvent or to obtain financing in tight credit markets;

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility provided by customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization of unabsorbed fixed manufacturing costs;

•	the impact of our revenue recognition policies on reported results;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand if customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights; and

•	changes in or continuation of certain tax provisions.

Our fixed operating expenses and practice of ordering materials in anticipation of projected customer demand could make it difficult for us to respond effectively to sudden swings in demand and result in higher than expected costs and excess inventory. Such sudden swings in demand could therefore have a material adverse impact on our business, financial condition and results of operations.

Our operating expenses are relatively fixed in the short to medium term, and therefore we have limited ability to reduce expenses quickly and sufficiently in response to any revenue shortfall. In addition, we typically plan our production and inventory levels based on forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. This incremental cost could have a materially adverse impact on our business, financial condition and results of operations.

We have made, and in the future may make, acquisitions and significant strategic equity investments, which may involve a number of risks. If we are unable to address these risks successfully, such acquisitions and investments could have a materially adverse effect on our business, financial condition and results of operations.

We have undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment, or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	the possibility of litigation arising from or in connection with these acquisitions;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of manufacturing flows and supply chains of products of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience or where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets; and

•	incurring large and immediate write-offs of assets.

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

Because a significant portion of our total assets were, and may again be with future potential acquisitions, represented by goodwill and other intangible assets, which are subject to mandatory annual impairment evaluations, we could be required to write-off some or all of our goodwill and other intangible assets, which could materially and adversely impact our business, financial condition and results of operations.

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

As of April 1, 2012, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 17% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 15% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions enable Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

Alonim and Soros each own a significant percentage of our outstanding shares. Due to such ownership, Alonim and Soros, acting independently or jointly, have not in the past, but may in the future, exert strong influence over actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. Further, if one of these stockholders were to sell or even propose to sell a large number of their shares, the market price of our common stock could decline significantly.

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

Further, Alonim is an affiliate of Future, our largest distributor, and Pierre Guilbault, executive vice president and chief financial officer of Future, is a member of our board of directors. These relationships could also result in actual or perceived attempts to influence management or take actions beneficial to Future which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide our distributors because of its relationship with us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

The complexity of our products may lead to errors, defects and bugs, which could subject us to significant costs or damages and adversely affect market acceptance of our products.

Although we, our customers and our suppliers rigorously test our products, they may contain undetected errors, performance weaknesses, defects or bugs when first introduced, as new versions are released when manufacturing or process changes are made. If any of our products contain production defects or reliability issues, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

If defects or bugs are discovered after commencement of commercial production, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other business development efforts. We could also incur significant costs to repair or replace defective products or may agree to be liable for certain damages incurred. These costs or damages could have a material adverse effect on our business, financial condition and results of operations.

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

Under certain circumstances, including a company acquisition, significant restructuring or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability or willingness to offer meaningful equity compensation and incentive plans to as many key employees or in amounts consistent with market practices may also adversely affect our ability to retain and incentivize key employees, all of whom have been granted equity awards and participate in company incentive plans. In addition, competitors may recruit our employees, as is common in the high tech sector. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruiting and training costs.

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

Our employees are employed “at-will”, which means that they can terminate their employment at any time. Our international locations are subject to local labor laws, which are often significantly different from U.S. labor laws and which may under certain conditions result in large separation costs upon termination. Further, employing individuals in international locations is subject to other risks inherent in international operations, such as those discussed with respect to international sales below, among others. The failure to recruit and retain, as necessary, key design engineers and technical, sales, marketing and executive personnel could materially and adversely impact our business, financial condition and results of operations.

Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. In making employment decisions, particularly in the semiconductor industry and the geographies where our employees are located, a key consideration of current and potential employees is the value of the equity awards they receive in connection with their employment. If we are unable to offer employment packages with a competitive equity award component, our ability to attract highly skilled employees would be harmed. In addition, volatility in our stock price could result in a stock option’s exercise price exceeding the market value of our common stock or a deterioration in the value of restricted stock units granted, thus lessening the effectiveness of stock-based awards for retaining and motivating employees. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has decreased, may make it more difficult to retain and motivate employees. Consequently, we may not continue to successfully attract and retain key employees, which could have an adverse effect on our business, financial condition and results of operations.

Occasionally, we enter into agreements that expose us to potential damages that exceed the value of the agreement.

We have given certain customers increased indemnification for product deficiencies or intellectual property infringement that is in excess of our standard limited warranty and indemnification provisions and could possibly result in greater costs, in excess of the original contract value. In an attempt to limit this liability, we have purchased insurance coverage to partially offset some of these potential additional costs; however, our insurance coverage could be insufficient in terms of amount and/or coverage to prevent us from suffering material losses if the indemnification amounts are large enough or if there are coverage issues.

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

We have acquired and may in the future acquire intellectual property in order to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks relating to, among other things, successful technical integration into new products, compliance with contractual obligations, market acceptance of new products and achievement of planned return on investment. Successful technical integration in particular requires a variety of capabilities that we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skills to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs, which could materially and adversely impact our business, financial condition and results of operations.

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

Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Silan in China to market our commodity connectivity products that could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would adversely affect our operating results and financial condition.

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

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to, among other reasons:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	investor perception of the semiconductor sector;

•	loss of or changes to key executives;

•	product delays or setbacks by us, our customers or our competitors;

•	potential supply disruptions;

•	sales channel interruptions;

•	concentration of sales among a small number of customers;

•	conditions in our customers’ markets and the semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of our performance by securities analysts;

•	decreases in the value of our investments or long-lived assets, thereby requiring an asset impairment charge against earnings;

•	repurchasing shares of our common stock;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and capital market conditions.

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

We also lease smaller facilities in Canada, China, Japan, Korea, Malaysia, Taiwan and the United States, which are occupied by administrative offices, sales offices, design centers and field application engineers.

Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

The former Hillview Facility located in Milpitas, California (the “Hillview Facility”) totaling approximately 95,700 square feet, which we originally leased from Mission West Properties, L.P, was sublet in April 2008. The sublease expired on March 31, 2011. In accordance with the lease agreement, the leased building was returned to the lessor on March 31, 2011. For further discussion of this facility and its effect on our financial condition and results of operations, see Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 8 — “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 15—Lease Financing Obligation.”

ITEM 3.	LEGAL PROCEEDINGS

Information required by this item is set forth in Part II, Item 8— “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 17—Legal Proceedings” of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on NASDAQ under the symbol “EXAR.” The following table set forth the range of high and low sales prices of our common stock for the periods indicated, as reported by NASDAQ.

	Common Stock Price
	High	Low
Fiscal year 2012
Fourth quarter ended April 1, 2012	$8.54	$6.24
Third quarter ended January 1, 2012	6.97	5.40
Second quarter ended October 2, 2011	7.10	5.46
First quarter ended July 3, 2011	6.85	5.76

Fiscal year 2011
Fourth quarter ended March 27, 2011	$7.25	$5.72
Third quarter ended December 26, 2010	7.19	5.73
Second quarter ended September 26, 2010	7.23	5.40
First quarter ended June 27, 2010	7.74	6.69

The closing sales price for our common stock on June 11, 2012, was $7.86 per share. As of June 11, 2012, the approximate number of record holders of our common stock was 277 (not including beneficial owners of stock held in street name).

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

Stock Price Performance (1)

The following table and graph shows a five-year comparison of cumulative total stockholder returns for Exar, The NASDAQ Composite Index, and The NASDAQ Electronic Components Index (SIC code 3670-3679). The table and graph assumed the investment of $100 in stock or index on March 31, 2007 and that all dividends, if any, were reinvested. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return as of
	March 31, 2007	March 30, 2008	March 29, 2009	March 28, 2010	March 27, 2011	April 1, 2012
Exar Corporation Stock	$100.00	$62.16	$47.13	$53.25	$45.47	$63.44
NASDAQ Composite Index	100.00	89.92	64.23	99.43	118.58	128.96
NASDAQ Electronic Components Index	100.00	99.11	65.06	103.03	119.31	121.44

(1)	This graph and data are not “soliciting material,” are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of Exar Corporation under the 1933 Act or the 1934 Act, unless specifically and expressly incorporated by reference, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

	As of and For the Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010	March 29, 2009	March 30, 2008
Consolidated statements of operations data:
Net sales	$130,566	$146,005	$134,878	$115,118	$89,743
Gross profit	55,914	63,997	63,382	50,245	40,112
Loss from operations	(31,334)	(40,018)	(33,990)	(80,222)	(202,438)
Net loss	(28,797)	(35,668)	(28,110)	(73,036)	(195,879)

Net loss per share
Basic	$(0.64)	$(0.81)	$(0.64)	$(1.70)	$(4.55)
Diluted	$(0.64)	$(0.81)	$(0.64)	$(1.70)	$(4.55)

Shares used in computation of net loss per share:
Basic	44,796	44,218	43,584	42,887	43,090
Diluted	44,796	44,218	43,584	42,887	43,090

Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$196,382	$200,999	$212,084	$256,343	$268,860
Working capital	190,878	202,256	208,052	257,179	266,060
Total assets	271,652	298,215	333,314	336,389	424,220
Long-term obligations	9,986	16,399	17,260	16,869	18,091
Accumulated deficit	(263,091)	(234,294)	(198,626)	(170,516)	(97,480)
Stockholders’ equity	223,292	244,579	274,132	292,094	371,077

On March 16, 2010, June 17, 2009, April 3, 2009 and August 25, 2007, we acquired Neterion, Galazar, Hifn and Sipex, respectively. Accordingly, the results of operations of Hifn and Sipex have been included in our consolidated financial statements since April 4, 2009 and August 26, 2007, respectively. On March 4, 2011, we decided to exit the data center virtualization market and therefore, the results of operations of Neterion were in included in our consolidated financial statements from March 17, 2010 through March 4, 2011. On February 1, 2012, we decided to discontinue development of products for the OTN market and therefore, the results of operations of Galazar were included in our consolidated financial statements from June 18, 2009 through February 1, 2012. See Part II, Item 8— “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 3—Business Combinations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” above and elsewhere in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R & D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, (11) the volatile global economic and financial market conditions, and (12) anticipated impacts of our ceasing Optical Transport Network (“OTN”) development and our other restructuring measures in the fourth quarter of fiscal year 2012. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, among others, those identified above under Part I, Item 1A— “Risk Factors.” We disclaim any obligation to revise or update information in any forward-looking statement, except as required by law.

COMPANY OVERVIEW

We design, develop and market high performance analog and mixed-signal integrated circuits and advanced sub-system solutions for data and telecommunications, networking and storage, industrial control and consumer applications. Our product portfolio includes power management, connectivity and communications products as well as data and storage products for network security and storage optimization. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled innovative solutions designed to meet the needs of the evolving connected world. Our product portfolio includes power management and connectivity components, communications products, storage optimization solutions, network security and applied service processors. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, networking and telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

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

EXECUTIVE SUMMARY

During fiscal year 2012, net sales decreased 11% as compared to fiscal year 2011. The decrease reflects significant declines in the second half of the year as we, like the semiconductor industry at large, experienced an inventory correction by both distributors and end customers and sluggish European demand. In addition, our legacy communications sales declined as our products aged, while sales of our new data and storage products offset declining sales in our legacy security processors. In the third quarter of fiscal year 2012, we began a strategic assessment of the prospects for the products under development for our targeted markets. In the fourth quarter of fiscal year 2012, we hired a new Chief Executive Officer and made other management changes. We made difficult strategic decisions in light of our progress, changes in the competitive landscape and in the face of declining revenues. As announced in February 2012, we decided to discontinue development of products for the OTN market and started the process to align our resources with a more focused strategic direction. In March 2012, we took assertive deliberate actions to scale our resources and position us for sustained profitable growth. As a result of these actions, we reduced our headcount by approximately 173 employees and expect to reduce future cost of sales and operating expenses by approximately $22 million on a gross annual basis. The gross reductions are expected to be partially offset by incremental subcontract costs for the physical design of deep submicron projects, reduced reimbursements under an R&D contract, fewer mandatory employee vacation days, selected hiring to execute strategic initiatives, annual merit based pay increases and, if applicable, cash profit sharing.

With the start of fiscal year 2013, we are pleased about the interest generated by PowerXR, our programmable power management product family, and the continued adoption of our new DX family of data security and compression products. Although our industry can be cyclical and macroeconomics conditions can be uncertain, we believe we are positioned to grow revenue and expand gross margins. We are pursuing market share gains, opportunities to acquire products through partnerships and defining and developing new products in high value analog and mixed signal products that we can leverage through our broad account base and extensive sales channel.

ACQUISITIONS

On March 16, 2010, we completed the acquisition of Neterion, a developer of 10 gigabit Ethernet (10GbE) controller silicon and card solutions optimized for virtualized environments located in Sunnyvale, California. During the course of fiscal year 2011, Exar participated in the 10GbE market and established a limited set of customers but fell short of customer expansion and revenue growth goals for the product line. After assessing our market position, degree of target customer adoption and development roadmap, we announced on March 4, 2011 that we had decided to exit the data center virtualization market and, in connection therewith, had decided to discontinue development of these products. We promptly reduced our resources and sold assets devoted to the development of these products in June 2011.

On June 17, 2009, we completed the acquisition of Galazar, a fabless semiconductor company focused on carrier grade transport over telecom networks based in Ottawa, Ontario, Canada. Galazar’s product portfolio addressed transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks. After assessing our market position, recent changes in the competitive landscape and future prospects, we announced on February 1, 2012 that we had decided to discontinue development of products for the OTN market. We promptly reduced our resources dedicated to our OTN products.

On April 3, 2009, we completed the acquisition of Hifn, a provider of network- and storage-security and data reduction products located in Los Gatos, California.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2012 consisted of 53 weeks. Fiscal years 2011 and 2010 are each comprised of 52-week periods. Fiscal year 2013 will consist of 52 weeks. Fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010 are also referred to as “2012,” “2011,” and “2010” unless otherwise indicated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; (6) long-lived assets; and (7) valuation of business combinations; each of which is addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Part II, Item 8— “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 2—Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

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

Valuation of Inventories

Our policy is to establish a provision for excess inventories, based on the nature of the specific product, that is greater than twelve months of forecasted demand unless there are other factors indicating that the inventories will be sold at a profit after such periods. Among other factors, management considers known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at our primary distributors, past and current market conditions, anticipated demand for our products, changing lead times in the manufacturing process and other business conditions when determining if a provision for excess inventory is required. Should the assumptions used by management in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margins. See Part I, Item 1A. “Risk Factors— ‘Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control’ .”

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

We must determine the probability that we will be able to utilize our deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We measure and recognize uncertain tax positions in accordance with GAAP, whereby we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the merits of the position. See Part II, Item 8— “Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 18—Income Taxes” for more details about our deferred tax assets and liabilities.

Stock-Based Compensation

We compute the fair value of stock options utilizing the Black-Scholes model. Calculating stock-based compensation expense requires the input of highly subjective assumptions. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Part II, Item 8— “Financial Statements and Supplementary Data” and “Notes to the Consolidated Financial Statements, Note 13—Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and equity related transactions during the fiscal year.

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

When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation and/or amortization over the assets’ new, shorter useful lives. See “ Goodwill and Other Intangible Asset Impairment” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations below for more details regarding charges associated with the shortening of useful lives of certain intangible assets.

Valuation of Business Combinations

We periodically evaluate potential strategic acquisitions to build upon our existing library of intellectual property, human capital and engineering talent, in order to expand our capabilities in the areas in which we operate or to acquire complementary businesses.

We account for each business combination by applying the acquisition method, which requires (i) identifying the acquiree; (ii) determining the acquisition date; (iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any non-controlling interest we have in the acquiree at their acquisition date fair value; and (iv) recognizing and measuring goodwill or a gain from a bargain purchase.

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

Goodwill is measured and recorded as the amount, by which the consideration transferred, generally at the acquisition date fair value, exceeds the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any non-controlling interest we have in the acquiree. To the contrary, if the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any non-controlling interest we have in the acquiree exceeds the consideration transferred, it is considered a bargain purchase and we would recognize the resulting gain in earnings on the acquisition date.

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

RESULTS OF OPERATIONS

On April 3, 2009, June 17, 2009 and March 16, 2010, we acquired Hifn, Galazar and Neterion, respectively. Accordingly, the results of operations of Hifn have been included in our consolidated financial statements since April 4, 2009. On March 4, 2011, we decided to exit the data center virtualization market and therefore, the results of operations of Neterion were included in our consolidated financial statements from March 17, 2010 through March 4, 2011. On February 1, 2012, we decided to discontinue development of products for the OTN market and therefore, the results of operations of Galazar were included in our consolidated financial statements from June 18, 2009 through February 1, 2012.

Net Sales by Product Line

The following table shows net sales by product line in dollars and as a percentage of net sales for the periods indicated (in thousands except percentages):

	April 1, 2012		March 27, 2011		March 28, 2010		2012 vs. 2011 Change	2011 vs. 2010 Change
Net sales:
Connectivity	$69,128	53%	$76,937	53%	$61,908	46%	(10%)	24%
Power Management	29,164	22%	29,033	20%	23,617	17%	—	23%
Communication	17,177	13%	23,159	16%	24,094	18%	(26%)	(4%)
Datacom and storage	15,097	12%	16,876	11%	25,259	19%	(11%)	(33%)

Total	$130,566	100%	$146,005	100%	$134,878	100%

We continued to sell products acquired from Neterion in fiscal year 2012, on a last time buy basis, and we will continue to sell products acquired from Galazar until those products reach their end of life. Software revenues have been an immaterial portion of our net sales.

Fiscal Year 2012 versus Fiscal Year 2011

Connectivity

Net sales of connectivity products, including UARTs and serial transceiver products, for fiscal year 2012 decreased by $7.8 million as compared to fiscal year 2011. The decrease was primarily due to lower shipments of our UART and serial transceivers products as customers depleted inventory and remained cautious in the second half of fiscal year 2012. The decrease also includes price erosion of $0.7 million as the serial transceiver market became more competitive throughout fiscal year 2012.

Power Management

Net sales of power management products, including DC-DC regulators, LED drivers and power management, for fiscal year 2012 increased $0.1 million as compared to fiscal year 2011. The increase was primarily due to license revenue generated from our power management technology offset by lower shipments in the EMEA region and price erosion of $0.2 million as the analog power market became more competitive throughout fiscal year 2012.

Communication

Net sales of communication products, including network access, transmission and network transport products, for fiscal year 2012 decreased by $6.0 million as compared to fiscal year 2011. The decrease was primarily due to lower shipments of legacy SONET, T/E carrier transport and packet based products.

Datacom and Storage

Net sales of datacom and storage products include network access and storage products, encryption, data reduction and packet processing products as well as 10GbE controller products acquired from Neterion. Following our exit from the 10GbE controller market, we sold $0.6 million of those products in fiscal year 2012, a $2.0 million decline from fiscal year 2011. Net sales of datacom and storage products for fiscal year 2012 increased $0.3 million as compared to fiscal year 2011 from initial sales of our new DX series data compression and encryption cards offset by reduced demand for our encryption processors as an end customer’s product reached end-of-life.

Fiscal Year 2011 versus Fiscal Year 2010

Connectivity

Net sales of connectivity products, including UARTs and serial transceiver products, for fiscal year 2011 increased $15.0 million as compared to fiscal year 2010 primarily due to higher sales of serial transceivers through our Asian distributor channel partners.

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

Net Sales by Channel

For fiscal years 2012, 2011 and 2010, approximately 42%, 40% and 35%, respectively, of our net sales were derived from product sales to our two primary distributors, Future Electronics Inc. (“Future”) and Arrow Electronics (“Arrow”). Approximately 58%, 60% and 65%, respectively, of our net sales were derived from sales to other distributors, OEM customers and other non-distributors.

The following table shows net sales by channel in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	April 1, 2012		March 27, 2011		March 28, 2010		2012 vs. 2011 Change	2011 vs. 2010 Change
Net sales:
Sell-through distributors	$75,773	58%	$85,201	58%	$67,565	50%	(11%)	26%
Direct and others	54,793	42%	60,804	42%	67,313	50%	(10%)	(10%)

Total	$130,566	100%	$146,005	100%	$134,878	100%

Fiscal Year 2012 versus Fiscal Year 2011

Net sales to our distributors, for which we recognize revenue on the sell-through basis, for fiscal year 2012 decreased by $9.4 million from the fiscal year 2011. The decrease was primarily due to lower sales volume in the second half of fiscal year 2012 across all product lines and price erosion in serial transceiver and power products.

Net sales to direct customers and other distributors for fiscal year 2012 decreased by $6.0 million from fiscal year 2011. This decrease was primarily attributable to lower sales volume of all our products with the exception of our power products.

Fiscal Year 2011 versus Fiscal Year 2010

Net sales to our distributors, for which we recognize revenue on the sell-through basis, for fiscal year 2011 increased by $17.6 million. The increase in sales to these distributors was primarily due to higher sales of our connectivity and power products.

Net sales to direct customers and other distributors for fiscal year 2011 decreased by $6.5 million from fiscal year 2010. This decrease was primarily attributable to the decrease in net sales in our data and storage products.

Net Sales by Geography

The following table shows net sales by geography in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	April 1, 2012		March 27, 2011		March 28, 2010		2012 vs. 2011 Change	2011 vs. 2010 Change
Net sales:
Americas	$34,361	26%	$33,760	23%	$35,223	26%	2%	(4%)
Asia	76,906	59%	89,140	61%	80,268	60%	(14%)	11%
EMEA	19,299	15%	23,105	16%	19,387	14%	(16%)	19%

Total	$130,566	100%	$146,005	100%	$134,878	100%

Fiscal Year 2012 versus Fiscal Year 2011

Net sales in Asia in fiscal year 2012 decreased by $12.2 million as compared to fiscal year 2011. The decrease was primarily due to lower shipments across all product lines with the exception of power products.

Net sales in EMEA in fiscal year 2012 decreased by $3.8 million as compared to fiscal year 2011. The decrease was primarily due to lower shipments across all our product lines.

Fiscal Year 2011 versus Fiscal Year 2010

Net sales in Asia in fiscal year 2011 increased $8.9 million as compared to fiscal year 2010 primarily due to higher shipments of our connectivity and power products.

Net sales in EMEA in fiscal year 2011 increased $3.7 million as compared to fiscal year 2010 primarily due to higher shipments of our connectivity products.

Gross Profit

The following table shows gross profit and cost of sales in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	April 1, 2012		March 27, 2011		March 28, 2010		2012 vs. 2011 Change	2011 vs. 2010 Change
Net sales:	$130,566		$146,005		$134,878
Cost of Sales
Cost of Sales	69,737	53%	73,710	50%	63,911	47%	(5%)	15%
Fair value adjustment of acquired inventories	—	—	42	—	2,398	2%	(100%)	(98%)
Amortization of acquired intangible assets	3,603	3%	6,044	4%	5,187	4%	(40%)	17%
Restructuring charges and exit costs	1,312	1%	2,212	2%	—	—	(41%)	100%

Gross profit	$55,914	43%	$63,997	44%	$63,382	47%	(13%)	1%

Incremental net sales and gross profit from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively. We continued to sell products acquired from Neterion in fiscal year 2012 on a last time buy basis and we will continue to sell products acquired from Galazar until those products reach their end of life. Software revenues have been an immaterial portion of our net sales.

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing support and engineering;

•	the cost of stock-based compensation associated with manufacturing engineering and support personnel;

•	the amortization of purchased intangible assets and acquired intellectual property;

•	the fair value adjustment of acquired inventories;

•	the provision for excess and obsolete inventory;

•	the sale of previously reserved inventory; and

•	provisions for restructuring charges and exit costs.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, sales mix, manufacturing costs, our ability to leverage fixed operational costs across increased shipment volumes and competitive pricing pressure on our products. We reduced employee related costs through restructuring activities in the fourth quarter of fiscal year 2012. We expect that the reduction in underlying costs will begin to be realized in the first quarter of fiscal year 2013 and will be amortized to cost of sales over inventory turns. We expect the net savings will enhance gross profit by 1% to 2% in the second half of fiscal year 2013.

Fiscal Year 2012 versus Fiscal Year 2011

Gross profit as a percentage of net sales for fiscal year 2012 decreased by 1% as compared to fiscal year 2011. The decrease in gross profit as a percentage of sales was primarily due to unfavorable product mix with the decline in communications and 10GbE controller products that have higher than average margins, price erosion on serial transceiver and analog power products, manufacturing inefficiencies at lower volume and continued high gold costs partially offset by product cost reductions. Restructuring charges in fiscal year 2012 were primarily severance payments.

Stock-based compensation expense recorded in cost of sales was $0.3 million and $0.5 million for fiscal years 2012 and 2011, respectively.

Fiscal Year 2011 versus Fiscal Year 2010

Gross profit as a percentage of net sales for fiscal year 2011 decreased 3 percentage points as compared to fiscal year 2010. The decrease in gross profit as a percentage of sales was primarily due to charges for excess and obsolescence inventory, higher gold costs and product mix. Exit costs in fiscal year 2011 were primarily the write-off of inventory as a result of exiting the 10GbE network interface card market.

Stock-based compensation expense recorded in cost of sales was $0.5 million for both fiscal years 2011 and 2010.

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	April 1, 2012		March 27, 2011		March 28, 2010		2012 vs. 2011 Change	2011 vs. 2010 Change
Net sales:	$130,566		$146,005		$134,878
R&D expense:
R&D—base	33,767	26%	44,355	30%	42,514	31%	(24%)	4%
Stock - based compensation	1,708	1%	3,241	2%	2,324	2%	(47%)	39%
Amortization of acquired intangible assets	—	—	2,292	2%	2,785	2%	(100%)	(18%)
Acquisition related costs	—	—	—	—	888	1%	—	(100%)

Total R&D expense	$35,475	27%	$49,888	34%	$48,511	36%	(29%)	3%

SG&A expense:
SG&A—base	$34,297	26%	$40,145	27%	39,454	29%	(15%)	2%
Stock - based compensation	2,472	2%	3,651	3%	3,113	2%	(32%)	17%
Amortization of acquired intangible assets	696	1%	1,143	1%	697	1%	(39%)	64%
Acquisition related costs and others	1,395	1%	328	—	5,597	4%	325%	(94%)

Total SG&A expense	$38,860	30%	$45,267	31%	$48,861	36%	(14%)	(7%)

Impairment of acquired intangible assets	$—	—	$7,485	5%	—	—	(100%)	100%
Restructuring charges and exit costs	$12,913	10%	$1,375	1%	—	—	839%	100%

Incremental net sales and operating expenses from Hifn have been included in our consolidated financial statements beginning April 4, 2009. On March 4, 2011, we decided to exit the data virtualization market and therefore, operating expenses of Neterion were in included in our consolidated financial statements from March 17, 2010 through March 27, 2011. On February 1, 2012, we decided to discontinue product development for the OTN market and therefore, operating expenses of Galazar were included in our consolidated financial statements from June 18, 2009 through February 1, 2012.

R&D

Our R&D expenses consist primarily of:

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

We believe that R&D expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, higher mask costs in connection with advanced process geometries, increased investment in software development, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract. We reduced employee related costs, rent and electronic design automation tool expenses through restructuring activities in the fourth quarter of fiscal year 2012. In connection with the restructuring, we eliminated our internal capability to physically design deep submicron products and intend to adopt an outsourcing model in the future in the area. Partially offsetting our cost reductions, we will incur incremental subcontract costs for deep submicron design, will hire engineers to execute our strategy, expect a year over year reduction in reimbursement under a research and development contract, salary increases and profit sharing costs. We expect that the net cost reductions will begin to be realized in the first quarter of fiscal year 2013.

Fiscal Year 2012 versus Fiscal Year 2011

R&D—base expenses decreased by $10.6 million, or 24%, in fiscal year 2012 as compared to fiscal year 2011. The decrease was primarily due to decreased labor expenses following the reduction in engineering headcount in March 2011 related to our exit from the data virtualization market and additional attrition experienced throughout the year. In addition, we reduced costs through the closure of two acquired research and development sites.

We entered into a new contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts reimbursed under this arrangement are offset against R&D expenses. During fiscal year 2012, we offset $4.0 million of R&D expenses in connection with this agreement, representing a $1.0 million decrease in reimbursement from fiscal year 2011.

The decrease in stock-based compensation expense in fiscal year 2012 reflects the exclusion of incentive-based awards in July 2011 and lower outstanding equity awards due to our reduction in force in the fourth quarter of fiscal year 2011.

The decrease in amortization expense—acquired intangibles as compared to fiscal year 2012 was a result of the completion of the amortization period of an underlying intangible asset in the third quarter of fiscal year 2011.

Fiscal Year 2011 versus Fiscal Year 2010

R&D—base expenses increased $1.8 million, or 4%, in fiscal year 2011 as compared to fiscal year 2010. The increase was primarily due to increased labor expenses, software amortization and equipment depreciation associated with the acquisition of Neterion, partially offset by lower mask sets costs and outside services.

In connection with the Hifn acquisition, we assumed a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. During fiscal year 2011, we received $5.0 million for work performed, which was recorded as an offset to R&D expenses. This was a $0.4 million increase as compared to fiscal year 2010.

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

SG&A

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions, legal costs, incentives and annual merit increases. We reduced employee related costs through restructuring activities in the fourth quarter of fiscal year 2012. We expect that the net cost reduction will begin to be realized in the first quarter of fiscal year 2013.

Fiscal Year 2012 versus Fiscal Year 2011

SG&A-base expenses decreased by $5.8 million, or 15%, in fiscal year 2012 as compared to fiscal year 2011. The decrease was primarily due to decreased labor expenses following the reduction in sales headcount in March 2011 related to our exit from the data virtualization market and additional attrition experienced throughout the year. In addition, we collected $0.3 million from the Neterion acquisition escrow account and received a China business tax refund offset by an accrual to address a dispute.

The decrease in stock-based compensation expense as compared to fiscal year 2011 reflects the exclusion of incentive-based awards in July 2011 and lower outstanding equity awards due to our reduction in force in fourth quarter of fiscal year 2011.

Amortization expense of acquired intangibles decreased in fiscal year 2012 as compared to fiscal year 2011 due to the reduced amortization following the sale of the assets of Neterion. Acquisition related costs and others for fiscal year 2012 primarily reflects remaining payments on a vacated facility located in Sunnyvale, California and separation costs.

Fiscal Year 2011 versus Fiscal Year 2010

SG&A-base expenses increased $0.7 million, or 2%, in fiscal year 2011 as compared to fiscal year 2010. The increase was primarily a result of an accrual for a proposed amount to resolve a lease remediation claim and higher commissions and incentives.

The increase in stock-based compensation expense as compared to the same period a year ago was primarily due to award based incentives to certain individuals and performance-based restricted stock units to our executive staff.

The increase in amortization expense-acquired intangibles relates to intangibles assets recorded in connection with the Neterion acquisition.

Acquisition related costs and other primarily reflect remaining payments on a Neterion facility located in Sunnyvale, California, which was vacated in the first quarter of fiscal year 2011.

Restructuring Charges and Exit Costs

Fiscal Year 2012

Restructuring charges in fiscal year 2012 consist of severance benefits of $3.5 million, contract termination and other costs of $7.0 million, charges for abandoned leases of $0.8 million and accelerated amortization and depreciation of $1.6 million. See “Note 7 – Restructuring Charges and Exit Costs.”

Fiscal Year 2011

Restructuring charges in fiscal year 2011 consist of severance benefits of $1.1 million and accelerated depreciation and amortization of $0.3 million. See “Note 7 – Restructuring Charges and Exit Costs.”

Goodwill and Other Intangible Asset Impairment

Fiscal Year 2012

In the fourth quarter of fiscal year 2012, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal year 2012.

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

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	April 1, 2012		March 27, 2011			March 28, 2010			2012 vs. 2011 Change	2011 vs. 2010 Change
Net sales	$130,566		$146,005			$134,878

Interest income and other, net	2,803	2%	5,925	4%		7,030	5%		(53%)	(16%)
Interest expense	(215)	—	(1,258)	(1%	)	(1,296)	(1%	)	(83%)	(3%)
Impairment charges on investments	—	—	(62)	—		(317)	—		(100%)	(80%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	sublease income;

•	foreign exchange gains or losses; and

•	realized gains or losses on marketable securities.

Fiscal Year 2012 versus Fiscal Year 2011

The $3.1 million, or 53%, decrease in interest income and other, net during fiscal year 2012 as compared to fiscal year 2011 was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments.

The former Hillview Facility, which we originally leased from Mission West Properties, L.P., was sublet in April 2008. The sublease expired on March 31, 2011. There was no sublease income for fiscal year 2012 whereas fiscal year 2011 included sublease income of $1.3 million. See Part II, Item 8—“Notes to Consolidated Financial Statements, Note 15 – Lease Financing Obligation.”

Fiscal Year 2011 versus Fiscal Year 2010

The $1.1 million, or 16%, decrease in interest income and other, net during fiscal year 2011 as compared to fiscal year 2010 was primarily attributable to a decrease in interest income as a result of lower invested yield of the investments and lower cash balances.

Sublease income for fiscal year 2011 was $1.3 million and was related to the sublease of the Hillview facility that was assumed in connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007.

Interest Expense

In connection with the Sipex acquisition, we assumed a lease financing obligation related to the Hillview Facility. We had accounted for this sale and leaseback transaction as a financing transaction, which is included in the long-term lease financing obligations line item on the consolidated balance sheet as of March 27, 2011. The effective interest rate was 8.2%. At the end of the lease term, March 31, 2011, the terminal value of the lease of $12.2 million was settled in a non-cash transaction with the expiration of the Hillview Facility lease.

We have acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $1.1 million in July 2009 under a three-year license, $1.3 million in December 2009 under a 28-month license, $1.0 million in June 2010 under a three-year license, $5.8 million in October 2011 under a three-year license, and $4.5 million in December 2011 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The related design tool obligations were included in other accrued expenses and in the lease financing obligation in our consolidated balance sheets as of April 1, 2012 and March 27, 2011, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

Interest expense recorded for this sale and leaseback transaction and design tools lease obligations for the periods indicated below were as follow (in thousands).

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Interest expense—design tools	$210	$232	$232
Interest expense—Hillview facility	—	1,020	1,053

Total	$210	$1,252	$1,285

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

Skypoint Fund

In fiscal years 2012 and 2011, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no impairment of the carrying value of our investment in the fund.

In fiscal year 2010, we analyzed the fair value of the underlying investments of Skypoint Fund and concluded a portion of the carrying value was other-than-temporarily impaired and recorded an impairment charge of $0.2 million.

Provision for Income Taxes

Fiscal Year 2012

Our effective tax rate for fiscal year 2012 was (0.2%). The provision for fiscal year 2012 differs from the amount computed by applying the statutory federal rate of 35%. This difference is principally due to our not benefitting from deferred tax assets as a result of increases in valuation allowances during fiscal year 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
	(in thousands)
Cash and cash equivalents	$8,714	$15,039	$25,486
Short-term investments	187,668	185,960	186,598

Total cash, cash equivalents, and short-term investments	$196,382	$200,999	$212,084

Percentage of total assets	72%	67%	64%
Net cash (used in) provided by operating activities	$(2,332)	$(2,962)	$3,641
Net cash used in investing activities	(3,577)	(4,731)	(64,594)
Net cash used in financing activities	(416)	(2,754)	(2,563)

Net decrease in cash and cash equivalents	$(6,325)	$(10,447)	$(63,516)

Fiscal Year 2012

Operating Activities—Our net loss was $28.8 million in fiscal year 2012. After adjustments for non-cash items and changes in working capital, we used $2.3 million of cash from operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $14.9 million; and

•	Stock-based compensation expense of $4.5 million.

Working capital changes included:

•	a $1.6 million decrease in accounts receivable primarily due to lower shipments;

•	a $3.6 million decrease in inventory primarily due to reduced purchases in response to lower demand; and

•	a $5.4 million increase in other accrued restructuring charges – current portion due to the reduction in force in the fourth quarter of fiscal year 2012.

Investment Activities—In fiscal year 2012, net cash used in investing activities reflects net purchase of short-term marketable securities of $1.4 million and $2.5 million in purchases of property, plant and equipment and intellectual property.

Financing Activities—In fiscal year 2012, net cash used in financing activities reflects the $3.6 million repayment of lease financing obligations partially offset by $3.1 million of proceeds associated with our employee stock plans.

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During fiscal years 2012, 2011 and 2010, we did not repurchase any shares of our common stock. As of April 1, 2012, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

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

Financing Activities—In fiscal year 2010, net cash used in financing activities reflects the $3.1 million repayment of the lease financing partially offset by $0.5 million of proceeds associated with our employee stock plans.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 1, 2012, we had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Notes to the Consolidated Financial Statements, Note 16—Commitments and Contingencies” for further discussion of our product warranty liabilities and indemnification obligations.

As discussed in “Notes to the Consolidated Financial Statements, Note 16—Commitments and Contingencies,” during the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, performance, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of fixed payments related to certain contractual obligations as of April 1, 2012 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments(1)	$17,055	$17,055	$—	$—	$—
Lease obligations(2)	1,850	865	822	145	18

Total	$18,905	$17,920	$822	$145	$18

(1)	We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.
(2)	Includes operating lease payments related to worldwide offices and buildings and engineering design tool licenses accounted for as an operating lease. Amount excludes operating lease obligations of $3.9 million related to restructuring charges. See Note 7- Restructuring Charges and Exit Costs.

Other commitments

As of April 1, 2012, our unrecognized tax benefits were $16.8 million, of which $3.6 million was classified as other non-current obligations. We believes that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expire. See “Note 18 Income Taxes.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For fiscal years 2012 and 2011, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $190.8 million as of April 1, 2012 and $193.4 million as of March 27, 2011. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of March 27, 2011, the increase or decline in the fair value of the portfolio would not be material. At April 1, 2012, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of $0.2 million, net of taxes.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At April 1, 2012, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and notes and government agency securities of $187.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries at April 1, 2012 and March 27,2011, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 13, 2012

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 1, 2012	March 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,714	$15,039
Short-term marketable securities	187,668	185,960
Accounts receivable (net of allowances of $781 and $1,165)	8,454	9,776
Accounts receivable, related party (net of allowances of $815 and $358)	2,918	3,194
Inventories	18,374	21,962
Other current assets	3,124	3,562

Total current assets	229,252	239,493
Property, plant and equipment, net	27,793	38,009
Goodwill	3,184	3,184
Intangible assets, net	9,755	15,390
Other non-current assets	1,668	2,139

Total assets	$271,652	$298,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,823	$8,794
Accrued compensation and related benefits	3,918	6,069
Deferred income and allowances on sales to distributors	3,410	4,632
Deferred income and allowances on sales to distributor, related party	9,608	10,680
Other current liabilities	13,615	7,062

Total current liabilities	38,374	37,237
Long-term lease financing obligations	3,771	12,558
Other non-current obligations	6,215	3,841

Total liabilities	48,360	53,636

Commitments and contingencies (Notes 16 and 17)

Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 45,245,233 and 44,519,663 shares outstanding at April 1, 2012 and March 27, 2011, respectively (net of treasury shares)	5	4
Additional paid-in capital	735,562	728,139
Accumulated other comprehensive loss	(201)	(287)
Treasury stock at cost, 19,924,369 shares at April 1, 2012 and March 27, 2011	(248,983)	(248,983)
Accumulated deficit	(263,091)	(234,294)

Total stockholders’ equity	223,292	244,579

Total liabilities and stockholders’ equity	$271,652	$298,215

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Sales:
Net sales	$89,988	$101,721	$97,676
Net sales, related party	40,578	44,284	37,202

Total net sales	130,566	146,005	134,878

Cost of sales:
Cost of sales	49,849	52,780	48,728
Cost of sales, related party	19,888	20,972	17,581
Amortization of purchased intangible assets	3,603	6,044	5,187
Restructuring charges and exit costs	1,312	2,212	—

Total cost of sales	74,652	82,008	71,496

Gross profit	55,914	63,997	63,382

Operating expenses:
Research and development	35,475	49,888	48,511
Selling, general and administrative	38,860	45,267	48,861
Impairment of intangible assets and goodwill	—	7,485	—
Restructuring charges and exit costs	12,913	1,375	—

Total operating expenses	87,248	104,015	97,372
Loss from operations	(31,334)	(40,018)	(33,990)
Other income and expense, net:
Interest income and other, net	2,803	5,925	7,030
Interest expense	(215)	(1,258)	(1,296)
Impairment charges on investments	—	(62)	(317)

Total other income and expense, net	2,588	4,605	5,417
Loss before income taxes	(28,746)	(35,413)	(28,573)
Provision for (benefit from) income taxes	51	255	(463)

Net loss	$(28,797)	$(35,668)	$(28,110)

Loss per share:
Basic loss per share	$(0.64)	$(0.81)	$(0.64)

Diluted loss per share	$(0.64)	$(0.81)	$(0.64)

Shares used in the computation of loss per share:
Basic	44,796	44,218	43,584

Diluted	44,796	44,218	43,584

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid–in- Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 29, 2009	62,960,640	$4	(19,924,369)	$(248,983)	$710,787	$(170,516)	$802	$292,094
Comprehensive loss:
Net loss						(28,110)		(28,110)
Other comprehensive income:
Change in unrealized gains on marketable securities, including tax of $289							480	480

Total comprehensive loss								$(27,630)

Shares issued through employee stock plans	83,553				538			538
Shares issued in connection with Hifn acquisition	418,026				2,709			2,709
Deferred salary option adjustment, net	1,325				20			20
Shares issued for vested restricted stock units	349,409				3			3
Withholding of shares for tax obligations on vested restricted stock units	(49,070)				(347)			(347)
Tax benefit from stock plans					780			780
Stock-based compensation					5,965			5,965

Balance, March 28, 2010	63,763,883	$4	(19,924,369)	$(248,983)	$720,455	$(198,626)	$1,282	$274,132
Comprehensive loss:
Net loss						(35,668)		(35,668)
Other comprehensive loss:
Change in unrealized gains on marketable securities, including tax of $0							(1,569)	(1,569)

Total comprehensive loss								$(37,237)

Shares issued through employee stock plans	195,087				1,208			1,208
Shares issued in connection with Hifn acquisition	4,196				27			27
Shares issued for vested restricted stock units	619,561
Withholding of shares for tax obligations on vested restricted stock units	(138,695)				(969)			(969)
Tax benefit from stock plans					37			37
Stock-based compensation					7,381			7,381

Balance, March 27, 2011	64,444,032	$4	(19,924,369)	$(248,983)	$728,139	$(234,294)	$(287)	$244,579
Comprehensive loss:
Net loss						(28,797)		(28,797)
Other comprehensive loss:
Change in unrealized gains on marketable securities, including tax of $52							86	86

Total comprehensive loss								$(28,711)

Shares issued through employee stock plans	485,210	1			3,144			3,145
Shares issued in connection with Hifn acquisition	3,358				24			24
Shares issued for vested restricted stock units	278,080				16			16
Withholding of shares for tax obligations on vested restricted stock units	(41,078)				(252)			(252)
Stock-based compensation					4,491			4,491

Balance, April 1, 2012	65,169,602	$5	(19,924,369)	$(248,983)	$735,562	$(263,091)	$(201)	$223,292

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Cash flows from operating activities:
Net loss	$(28,797)	$(35,668)	$(28,110)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Intangible assets impairment and goodwill	—	7,485	—
Depreciation and amortization	14,898	19,414	20,825
Stock-based compensation expense	4,491	7,381	5,965
Other than temporary loss on investments	—	62	317
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	1,598	4,814	(5,121)
Inventories	3,588	(6,962)	6,256
Other current and non-current assets	683	2,756	(204)
Accounts payable	(971)	(1,202)	2,473
Accrued compensation and related benefits	(2,364)	(1,495)	(925)
Other current liabilities	6,836	18	(2,030)
Deferred income and allowance on sales to distributors and related party distributor	(2,294)	435	4,195

Net cash (used in) provided by operating activities	(2,332)	(2,962)	3,641

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(2,539)	(3,656)	(5,830)
Purchases of short-term marketable securities	(169,688)	(157,609)	(166,229)
Proceeds from maturities of short-term marketable securities	63,226	74,459	114,414
Proceeds from sales of short-term marketable securities	105,040	82,294	46,426
Other disposal (investment) activities	384	(219)	(42)
Acquisitions, net of cash acquired	—	—	(53,333)

Net cash used in investing activities	(3,577)	(4,731)	(64,594)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,145	1,208	541
Repayment of lease financing obligations	(3,561)	(3,962)	(3,104)

Net cash used in financing activities	(416)	(2,754)	(2,563)

Net decrease in cash and cash equivalents	(6,325)	(10,447)	(63,516)
Cash and cash equivalents at the beginning of period	15,039	25,486	89,002

Cash and cash equivalents at the end of period	$8,714	$15,039	$25,486

Supplemental disclosure of non-cash investing and financing activities:
Return of Hillview Facility to Lessor	$12,167	$—	$—
Issuance of common stock in connection with Hifn acquisition	24	27	2,709
Cash paid for income taxes	122	179	185
Cash received from income taxes refund	19	3,078	—
Cash paid for interest	193	1,289	1,327
Property, plant and equipment acquired under capital lease	8,478	1,808	2,012

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

NOTE 1.    DESCRIPTION OF BUSINESS

Exar Corporation (“Exar” or “We”) was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar is a fabless semiconductor company that designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for data and telecommunications, networking and storage, industrial control and consumer applications. Exar’s product portfolio includes power management, connectivity and communications products as well as data and storage products for network security and storage optimization.

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation—Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2012 consisted of 53 weeks and fiscal years 2011 and 2010 are each comprised of 52-weeks. Fiscal year 2013 will consist of 52 weeks.

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

Property, Plant and Equipment—Property, plant and equipment, including assets held under capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation for

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

machinery and equipment is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to 10 years. Buildings are depreciated using the straight-line method over an estimated useful life of 30 years. Assets held under capital leases and leasehold improvements are amortized over the shorter of the terms of the leases or their estimated useful lives. Land is not depreciated.

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, and if so, the investment is written-down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment is written down. Impairment of non-marketable equity investments is recorded in the impairment charges on investments line in the consolidated statements of operations.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because we have one reporting unit, we utilize the entity-wide approach to assess goodwill for impairment. During our annual goodwill impairment analysis in the fourth quarters of fiscal years 2012, 2011 and 2010, fair value exceeded carrying value and no impairment was recorded.

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

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

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

We derive revenue principally from the sale of our products to distributors and to OEMs or their contract manufacturers. Our delivery terms are primarily free on board (“FOB”) shipping point, at which time title and all risks of ownership are transferred to the customer.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Software became an element of our revenue upon the acquisition of Hifn in April 2009. To date, software revenue has been an immaterial portion of our net sales.

Research and Development Expenses—Research and development costs consist primarily of salaries, employee benefits, mask tooling costs, depreciation, amortization, overhead, outside contractors, facility expenses, and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. In accordance with FASB authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which we define as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs in fiscal years 2012, 2011 and 2010.

We entered into a new agreement in fiscal year 2012 under which certain R&D costs are eligible for reimbursement. Amounts reimbursed under this arrangement are offset against R&D expenses. During fiscal years 2012, 2011 and 2010, we offset $4.0 million, $5.0 million and $4.6 million, respectively, of R&D expenses in connection with this and previous agreements.

Advertising Expenses—We expense advertising costs as incurred. Advertising expenses for fiscal years 2012, 2011 and 2010 were immaterial.

Comprehensive Income (Loss)—Comprehensive income (loss) includes charges or credits to equity related to changes in unrealized gains or losses on marketable securities, net of taxes. Comprehensive income (loss) for fiscal years 2012, 2011 and 2010 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Foreign Currency—The accounts of foreign subsidiaries are remeasured to U.S. dollars for financial reporting purposes by using the U.S. dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest income and other, net in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are measured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction losses were immaterial for fiscal years 2012, 2011 and 2010.

Concentration of Credit Risk and Significant Customers—Financial instruments potentially subjecting us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term marketable securities, accounts receivable and long-term investments. The majority of our sales are derived from distributors and manufacturers in the communications, industrial, storage and computer industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit. We maintain allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were insignificant for fiscal years 2012, 2011 and 2010. Our policy is to invest our cash, cash equivalents and short-term marketable securities with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. We do not hold or issue financial instruments for trading purposes.

We sell our products to distributors and OEMs throughout the world. Future Electronics, Inc. (“Future”), a related party has been and continues to be our largest distributor. Future represented 31%, 30% and 28% of net sales

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

in fiscal years 2012, 2011 and 2010, respectively. Arrow Electronics, Inc. (“Arrow”) represented 11%, 10% and less than 10% of our net sales in fiscal years 2012, 2011 and 2010, respectively. No other OEM customer or distributor accounted for 10% or more of our net sales in fiscal years 2012, 2011 or 2010.

Future represented 29% and 25% of our accounts receivable as of April 1, 2012 and March 27, 2011, respectively. One other customer represented 10% of our accounts receivable as of April 1, 2012. No other customer represented 10% or more of our accounts receivable as of March 27, 2011.

Concentration of Other Risks—The majority of our products are currently fabricated at Globalfoundries Singapore Pte. Ltd. (f.k.a. Chartered Semiconductor Manufacturing Ltd.) (“Globalfoundries”) and Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co. Ltd. (collectively “Silan”) in the People’s Republic of China (“PRC”), and are assembled and tested by other third-party subcontractors located in Asia. A significant disruption in the operations of one or more of these subcontractors could impact the production of our products for a substantial period of time which could result in a material adverse effect on our business, financial condition and results of operations.

Fair Value of Financial Instruments—We estimate the fair value of our financial instruments by using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of our carrying values of cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued liabilities at April 1, 2012, March 27, 2011 and March 28, 2010 was not materially different from the carrying values presented in the consolidated balance sheets due to the relatively short periods to maturity of the instruments.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued an update to the authoritative guidance for fair value measurement. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This update changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this update clarifies the FASB’s intent about the application of existing fair value measurements. We adopted this guidance in the fourth quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on our financial position, results of operations or our cash flows.

In June 2011, the FASB issued an update to the authoritative guidance for comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB further amended its guidance of the changes related to the presentation of reclassification adjustments as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The update (other than the portion regarding the presentation of reclassification adjustments, which as noted above, has been deferred indefinitely) becomes effective during the first quarter of our fiscal year 2013. The update will impact the presentation of the financial statement, but will not impact our financial position, results of operations or cash flows.

In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We adopted the amended authoritative guidance in the fiscal quarter ended October 2, 2011, which did not have an impact on our consolidated financial position, results of operations or cash flows.

NOTE 3.    BUSINESS COMBINATIONS

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

The historical results of operations of Neterion, Galazar and Hifn prior to the acquisition were not material to the Company’s results of operations.

We periodically evaluate potential strategic acquisitions to expand sales and build upon our existing library of intellectual property, human capital and engineering talent, in order to expand our capabilities in the areas in which we operate or to acquire complementary businesses.

We account for each business combination by applying the acquisition method, which requires (i) identifying the acquiree; (ii) determining the acquisition date; (iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest we have in the acquiree at their acquisition date fair value; and (iv) recognizing and measuring goodwill or a gain from a bargain purchase.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

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

Acquisition of Neterion

On March 16, 2010, we completed the acquisition of Neterion, a supplier of 10 GbE controller silicon and card solutions optimized for virtualized data centers based in Sunnyvale, California. Neterion’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 17, 2010. On March 4 2011, we decided to exit the data center virtualization market, and, in connection therewith, to stop development of our 10GbE network interface cards. Therefore, the results of operations of Neterion were included in our consolidated financial statements from March 17, 2010 through March 4, 2011.

Consideration

We paid approximately $2.3 million in cash for Neterion, representing the fair value of total consideration transferred.

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Neterion are included in the selling, general and administrative line on the consolidated statement of operations. No acquisition related costs relating to Neterion were incurred during fiscal year 2012. Acquisition related costs relating to Neterion were immaterial in fiscal year 2011. In fiscal year 2010, we recorded $0.5 million in acquisition related costs relating to Neterion.

Restructuring Charges and Exit Costs

For disclosure regarding restructuring costs, see “Note 7—Restructuring Charges and Exit Costs” contained herein.

Purchase Price Allocation

The allocation of the purchase price to Neterion’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

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

Acquisition of Galazar

On June 17, 2009, we completed the acquisition of Galazar, a fabless semiconductor company focused on carrier grade transport over telecom networks based in Ottawa, Ontario, Canada. Galazar’s product portfolio addressed transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over SONET/SDH, PDH and OTN networks. Galazar’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning June 18, 2009. On February 1, 2012, we terminated our development efforts in connection with our pre-production OTN products. Therefore, the results of operations of Galazar were included in our consolidated financial statements from June 18, 2009 through February 1, 2012.

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

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Galazar are included in the selling, general and administrative line on the consolidated statement of operations. No acquisition related costs relating to Galazar were incurred during fiscal year 2012 or fiscal year 2011. In fiscal year 2010, we recorded $0.9 million in acquisition related costs relating to Galazar.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Restructuring Charges and Exit Costs

For disclosure regarding restructuring costs, see “Note 7—Restructuring Charges and Exit Costs” contained herein.

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

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

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

Acquired In-Process Research and Development—The IPR&D project underway at Galazar at the acquisition date relates to the MXP2 product for the OTN market and as of such acquisition date had incurred approximately $2.3 million in expense. In February 2012, we decided to discontinue all future development related to this project. As a result, we abandoned the related IPR&D and recorded $0.3 million expense in fiscal year 2012. (See “Note 9—Goodwill and Intangible Assets”).

Acquisition of Hifn

On April 3, 2009, we completed the acquisition of Hifn, a provider of network-and storage-security and data reduction products located in Los Gatos, California. Hifn’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning April 4, 2009.

Consideration

The following table summarizes the consideration paid for Hifn, representing the fair value of total consideration transferred (in thousands):

Amounts
Cash	$56,825
Equity instruments	2,784

Total consideration paid	$59,609

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

The $2.8 million estimated fair value for equity instruments represented approximately 429,600 shares of Exar’s common stock, valued at $6.48 per share, the closing price reported on the NASDAQ on April 3, 2009 (the acquisition date).

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Hifn are included in the selling, general and administrative line on the consolidated statement of operations. No acquisition related costs relating to Hifn were incurred during fiscal year 2012. Acquisition related costs incurred in fiscal year 2011 relating to Hifn were immaterial. In fiscal year 2010, we incurred $3.8 million of acquisition related costs relating to Hifn.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

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

Acquired In-Process Research and Development—The IPR&D projects underway at Hifn at the acquisition date were in the security processors and de-duplication product families, each consisting of one project, and as of such acquisition date Hifn had incurred approximately $2.6 million and $1.1 million in costs related to those projects, respectively. The percentage of completion for these projects, at the date of acquisition, was 90% and 30%, respectively. The total R&D expenditures expected to be incurred to complete the security processors and de-duplication projects were approximately $2.1 million and $0.7 million, respectively, based on project development timelines and resource requirements. The IPR&D projects for de-duplication and security processors were completed in January 2010 and July 2010, respectively, and are in production. The fair value, at

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

date of acquisition, for the security processors is being amortized over an estimated useful life of five years. We exited the de-duplication market in February 2012, which shortened the remaining useful life of the related intangible asset to two months, resulting in $0.3 million in amortization during the last two months of fiscal year 2012. (See “Note 9—Goodwill and Intangible Assets”).

NOTE 4.    BALANCE SHEET DETAILS

Our property, plant and equipment consisted of the following as of the dates indicated (in thousands):

	April 1, 2012	March 27, 2011
Land	$6,660	$11,960
Building	16,237	24,398
Machinery and equipment	40,875	46,863
Software and licenses	46,061	37,785

Property, plant and equipment, total	109,833	121,006
Accumulated depreciation and amortization	(82,040)	(82,997)

Total property, plant and equipment, net	$27,793	$38,009

In connection with the Sipex acquisition in August 2007, we assumed a lease financing obligation related to a facility located in Milpitas, California (the “Hillview Facility”). The lease term expired on March 31, 2011 and had average lease payments of approximately $1.4 million per year.

At the end of the lease term, March 31, 2011, the terminal value of $12.2 million was settled in a noncash transaction with the expiration of the Hillview Facility lease. As a result, during the first quarter of fiscal year 2012, the property, plant and equipment balance and the terminal value of $12.2 million were removed from our condensed consolidated balance sheet.

Depreciation and amortization expense pertaining to property, plant and equipment for fiscal years 2012, 2011 and 2010 was $8.1 million, $9.1 million and $9.5 million, respectively.

Our inventories consisted of the following (in thousands) as of the dates indicated:

	April 1, 2012	March 27, 2011
Work-in-progress and raw materials	$7,590	$12,068
Finished goods	10,784	9,894

Total inventories	$18,374	$21,962

Our other current liabilities consisted of the following (in thousands) as of the dates indicated:

	April 1, 2012	March 27, 2011
Accrued restructuring charges and exit costs	$5,699	$288
Short-term lease financing obligations	3,216	1,681
Accrued legal and professional services	2,325	1,630
Accrued sales and marketing expenses	937	1,036
Accrued manufacturing expenses, royalties and licenses	696	1,873
Other	742	554

Total other current liabilities	$13,615	$7,062

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Our other non—current obligations consisted of the following (in thousands) as of the dates indicated:

	April 1, 2012	March 27, 2011
Long-term taxes payable	$3,604	$3,656
Accrued restructuring charges and exit costs	2,342	—
Other	269	185

Total other non—current obligations	$6,215	$3,841

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

We have no assets or liabilities utilizing Level 3 inputs as of April 1, 2012 and March 27, 2011.

The following table summarizes our investment assets, measured at fair value on a recurring basis, as of April 1, 2012 and March 27, 2011 (in thousands, except for percentages):

	April 1, 2012
	Level 1	Level 2	Total
Assets:
Money market funds	$3,088	$—	$3,088	2%
U.S. Treasury securities	16,282	—	16,282	8%
Asset-backed securities	—	26,364	26,364	14%
Agency mortgage-backed securities	—	43,784	43,784	23%
Agency pool mortgage-backed securities	—	3,460	3,460	2%
Corporate bonds and notes	—	69,234	69,234	36%
Government and agency bonds	—	28,544	28,544	15%

Total investment assets	$19,370	$171,386	$190,756	100%

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

	March 27, 2011
	Level 1	Level 2	Total
Assets:
Money market funds	$7,403	$—	$7,403	4%
U.S. Treasury securities	20,726	—	20,726	10%
Asset-backed securities	—	24,242	24,242	13%
Agency mortgage-backed securities	—	35,565	35,565	18%
Agency pool mortgage-backed securities	—	3,522	3,522	2%
Corporate bonds and notes	—	78,588	78,588	41%
Government and agency bonds	—	23,317	23,317	12%

Total investment assets	$28,129	$165,234	$193,363	100%

Our cash, cash equivalents and short-term marketable securities as of April 1, 2012 and March 27, 2011 were as follows (in thousands):

	April 1, 2012	March 27, 2011
Cash and cash equivalents
Cash in financial institutions	$5,626	$7,636
Cash equivalents
Money market funds	3,088	7,403

Total cash and cash equivalents	$8,714	$15,039

Short-term marketable securities
U.S. government and agency securities	$44,826	$44,043
Corporate bonds and notes	69,234	78,588
Asset-backed securities	26,364	24,242
Mortgage-backed securities	47,244	39,087

Total short-term marketable securities	$187,668	$185,960

Our marketable securities include municipal securities, corporate bonds and notes, asset-backed and mortgage-backed securities, and U.S. government and agency securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in accumulated other comprehensive income (loss) within stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the impairment charges on investments line item on the consolidated statements of operations.

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line item on the consolidated statements of operations.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Our net realized gains (losses) on marketable securities were as follows for the periods indicated (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Gross realized gains	$799	$1,271	$599
Gross realized losses	(1,098)	(1,173)	(550)

Net realized gains (losses)	$(299)	$98	$49

The following table summarizes our investments in cash equivalents and marketable securities as of April 1, 2012 and March 27, 2011 (in thousands):

	April 1, 2012
		Unrealized
	Amortized Cost	Gross Gains(1)	Gross Losses(1)	Net Gain (Loss)(1)	Fair Value
Money market funds	$3,088	$—	$—	$—	$3,088
U.S. government and agency securities	44,687	189	(50)	139	44,826
Corporate bonds and notes	68,857	410	(33)	377	69,234
Asset and mortgage-backed securities	73,470	341	(203)	138	73,608

Total investments	$190,102	$940	$(286)	$654	$190,756

	March 27, 2011
		Unrealized
	Amortized Cost	Gross Gains(1)	Gross Losses(1)	Net Gain (Loss)(1)	Fair Value
Money market funds	$7,403	$—	$—	$—	$7,403
U.S. government and agency securities	44,117	145	(219)	(74)	44,043
Corporate bonds and notes	77,957	694	(63)	631	78,588
Asset and mortgage-backed securities	63,370	172	(213)	(41)	63,329

Total investments	$192,847	$1,011	$(495)	$516	$193,363

(1)	Gross of tax impact

The asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of April 1, 2012, we have sufficient liquidity and do not intend to sell these securities to fund normal operations nor realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and accretion of discounts to maturity and such accretion/amortization, which is immaterial for all periods presented, is included in the interest income and other, net line

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

in the consolidated statement of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the accumulated other comprehensive income (loss) line in the consolidated balance sheets. As of April 1, 2012, there was approximately $0.2 million of unrealized losses, net of tax from our level 1 and level 2 investments.

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

For fiscal year 2012, there were no investments identified with other-than-temporary declines in value.

In fiscal year 2010, an investment in GSAA Home Equity with a cost of $425,000 was downgraded from an AAA rating to a CCC rating. As a result of the reduction in the rating, quantitative analysis showing an increase in the default rate and decrease in prepayment rate of the investment, we recorded an other-than-temporary impairment charge of $91,000 during the second quarter of fiscal year 2010. In the second quarter of fiscal year 2011, due to further decline in the investment, we recorded an additional other-than-temporary impairment charge of $62,000. In the third quarter of fiscal year 2011, we sold this investment resulting in an immaterial loss from its adjusted basis.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at April 1, 2012 and March 27, 2011 by expected maturity were as follows (in thousands):

	April 1, 2012		March 27, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$48,978	$49,011	$78,378	$78,684
Due in 1 to 5 years	141,124	141,745	114,469	114,679

Total	$190,102	$190,756	$192,847	$193,363

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of April 1, 2012 and March 27, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	April 1, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$16,175	$(50)	$—	$—	$16,175	$(50)
Corporate bonds and notes	11,685	(33)	—	—	11,685	(33)
Asset and mortgage-backed securities	19,951	(113)	6,203	(90)	26,154	(203)

Total	$47,811	$(196)	$6,203	$(90)	$54,014	$(286)

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

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

NOTE 6.    RELATED PARTY TRANSACTION

Affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of April 1, 2012. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances that are provided to our certain other partners. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales were as follows for the periods indicated:

	Fiscal Years Ended
	April 1, 2012	March 28, 2010	March 28, 2010
Future	31%	30%	28%

Related party expenses for marketing promotional materials reimbursed were not significant for fiscal years 2012, 2011 and 2010.

NOTE 7.    RESTRUCTURING CHARGES AND EXIT COSTS

2012 Restructuring Charges and Exit Costs

In fiscal year 2012, we incurred restructuring charges and exit costs totaling $14.2 million, of which $13.9 million was recorded in the fourth quarter and $0.3 million was recorded in the first quarter 2012. Of the total restructuring charges and exit costs, $1.3 million was reflected in cost of sales and $12.9 million was reflected in operating expenses within our consolidated statements of operations.

During the fourth quarter of fiscal year 2012, we implemented and completed reductions in force of approximately 173 positions across of all functions of in the company. This action was intended to align our cost structure with revenues, reduce spending in operations and to cease development of certain products. The reduction in headcount was primarily associated with offices located in Fremont, California; Hangzhou, China; Ottawa, Ontario, Canada; Minneapolis, Minnesota; Raleigh, North Carolina; and San Diego, California. As part of the reduction activity, we terminated our development efforts in connection with our pre-production OTN and de-duplication products. The market for our OTN product was modest in size and the outlook to achieve meaningful revenue and a return on this investment was considered unlikely. As a result of the reduction activity

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

in the fourth quarter of fiscal year 2012, we recorded a total charge for restructuring and exit costs of $13.9 million, which included a one-time severance charge of $4.2 million, lease contract termination costs and other costs of $7.0 million, lease abandonment charges of $0.8 million and accelerated amortization and depreciation charges of $1.9 million. We paid $1.4 million of the $4.2 million one-time severance charges in fiscal year 2012.

The lease contract termination costs and other costs of $7.0 million include: (i) costs associated with the termination of certain electronic design automated license agreements consisting of the accrual of future payments of $3.9 million, and the write off of prepaid training, maintenance and license fees of $2.6 million; and (ii) costs associated with a Canadian government agency related to the Industrial Research Assistance Program (“IRAP”) tied to continued employment obligations of $0.5 million.

The lease abandonment charges of $0.8 million include future lease obligations, net of estimated rental income for vacated facilities in Ottawa, Canada, San Diego, California and Raleigh, North Carolina, for leases that expire at various dates from June 2012 to January 2015. In light of local market conditions, we estimated that one of the facilities could be sublet within 12 months.

The accelerated amortization and depreciation charges of $1.9 million include $1.7 million related to termination of OTN and de-duplication products (See “Note 9 – Goodwill and Intangible Assets”) and $0.2 million related to certain property and equipment.

During the first quarter of fiscal year 2012, we incurred restructuring charges and exit costs of $0.3 million, which included a one-time severance charge of $0.1 million, lease contract termination costs of $0.1 million, and inventory write-off costs of $0.1 million.

2011 Restructuring Charges and Exit Costs

During the fourth quarter of fiscal year 2011, we decided to exit the data center virtualization market, and, in connection therewith, to stop development of our 10GbE network interface cards. We determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments in these products. As a result, in the fourth quarter of fiscal year 2011 we abandoned all related future development of in-process research and development. In addition, we began to actively market for sale the related assets of our 10GbE technology, consisting primarily of underlying existing and core technology intangible assets. Charges related to this decision in the fourth quarter of fiscal year 2011 totaled approximately $11.1 million and included $7.5 million for the impairment of intangible assets, which is included within the impairment of intangible assets and goodwill line in our consolidated statements of operations, $2.1 million for the write-off of inventory, which is included within the cost of sales line in our consolidated statements of operations, and $1.2 million in severance related costs, which is included in operating expenses within our consolidated statements of operations. The majority of the severance related costs were paid out in fiscal year 2011.

The intangible asset impairment charge of $7.5 million consists of $0.8 million related to the write-off of abandoned IPR&D acquired in the Neterion acquisition and $6.7 million related to the write-down of the carrying value of intangible assets that were held for sale to $0.2 million at March 27, 2011, which represented their estimated fair value less costs to sell based on third-party bids received to date. In June 2011, we completed the asset sale process and received $0.2 million, net of selling costs.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

During the quarter ended December 26, 2010, we vacated our facility in Framingham, Massachusetts and recorded a restructuring reserve of $134,000 for the remaining payments owed on this site. The lease expired in Nov 2011.

In connection with the Neterion acquisition in March 2010, we assumed a lease obligation for a facility in Sunnyvale, California. We vacated the facility in May 2010 and recorded a restructuring reserve of approximately $234,000, during the quarter ended June 27, 2010, for the remaining payments due on this site. The lease expired in Aug 2011.

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then current economic conditions. These costs were accounted for as liabilities assumed as part of the business combination in 2007. The costs remaining as of March 27, 2011 and March 28, 2010 relate to office space in Belgium that has been vacated but is under lease until February 2012 and were $81,000 and $209,000, respectively. The lease expired in February 2012.

Total restructuring charges and exit costs recorded in cost of sales and operating expenses within our consolidated statements of operations were $14.2 million and $3.6 million for the fiscal years 2012 and 2011, respectively. We did not record any restructuring charges and exit costs in fiscal year 2010.

Our restructuring liabilities were included in other current liabilities line in our consolidated balance sheets. The activities affecting the liabilities for fiscal years 2012 and 2011 are summarized as follows (in thousands):

	April 1, 2012	March 27, 2011
Balance at beginning of year	$288	$239

Additional accrual:
Lease contract termination costs and others	7,095	25
Severance costs	4,321	1,174
Accelerated amortization and depreciation	1,883	248
Lease abandonment charges and others	774	—
Inventory write-off	152	2,140

Total charges for the year	14,225	3,587
Payments	(1,871)	(1,517)
Non-cash charges	(4,601)	(2,021)

Balance at end of year	8,041	288
Less: Long-term portion	(2,342)	—

Current portion	$5,699	$288

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

The following table summarizes the activities in the Skypoint fund (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Beginning balance	$1,563	$1,440	$1,660
Contributions	114	186	41
Capital distributions	(404)	(63)	(36)
Other-than-temporary impairment expense	—	—	(225)

Ending balance	$1,273	$1,563	$1,440

The carrying amount of $1.3 million as of April 1, 2012 reflects the net of the capital contributions, capital distributions and cumulative impairment charges. We have made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. After the remaining capital commitment to the Skypoint Fund lapsed on July 27, 2011, in the second quarter of fiscal year 2012, the limited partners of the Skypoint Fund agreed to extend the term of the Skypoint Fund for one additional year.

In the third quarter of fiscal year 2012, Skypoint Fund informed us of the sale of one of the portfolio companies in the fund. Our distribution from the sale is approximately $404,000, of which $76,000 will be held in escrow until May 18, 2013. In the second quarter of fiscal year 2011, Skypoint Fund made partial distributions from the sale of three of the portfolio companies in the fund. Our distribution from these sales was approximately $63,000. In the third quarter of fiscal year 2010, Skypoint Fund made a partial distribution from the sale of one of the portfolio companies in the fund. Our distribution from the sale was approximately $36,000. In accordance with the standard related to accounting for cost method investments, we recorded the distributions on the cost basis and reduced the carrying value of our investment in the Skypoint Fund.

We analyzed the fair value of the underlying investments of Skypoint Fund and concluded portions of the carrying value were not other than-temporary impaired for fiscal year 2012 and 2011. We recorded $0.2 million of other-than-temporary impairment expenses for fiscal year 2010.

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

In the fourth quarter of fiscal years 2012, 2011 and 2010, we conducted our annual impairment review comparing the fair value of our one reporting unit with its carrying value. As of the test date and as of year-end,

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal years 2012, 2011 and 2010.

The changes in the carrying amount of goodwill for fiscal years 2012 and 2011 were as follows (in thousands):

Amount
Balance as of March 28, 2010	$3,085
Goodwill additions, impairments and adjustments	99

Balance as of March 27, 2011	$3,184
Goodwill additions, impairments and adjustments	—

Balance as of April 1, 2012	$3,184

Intangible Assets

Our purchased intangible assets at April 1, 2012 and March 27, 2011, respectively are as follow (in thousands):

	April 1, 2012			March 27, 2011
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$34,848	$(27,286)	$7,562	$33,613	$(22,095)	$11,518
Patents/Core technology	3,736	(2,855)	881	3,906	(2,340)	1,566
In-process research and development	—	—	—	300	—	300
Research and development reimbursement contract	4,500	(4,500)	—	4,500	(4,500)	—
Customer backlog	1,400	(1,400)	—	1,400	(1,400)	—
Distributor relationships	1,264	(1,119)	145	1,264	(1,019)	245
Customer relationships	2,905	(1,751)	1,154	2,905	(1,424)	1,481
Non-compete agreement	77	(77)	—	77	(77)	—
Tradenames/Trademarks	1,025	(1,012)	13	1,025	(745)	280

Total	$49,755	$(40,000)	$9,755	$48,990	$(33,600)	$15,390

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

are consistent with those used in our annual strategic planning process, intangible asset impairment charges might be required in future periods if our assumptions are not achieved.

IPR&D assets are considered indefinite-lived intangible assets and are not subject to amortization until their useful life is determined to be no longer indefinite. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

During the fourth quarter of fiscal year 2012 we exited the OTN market, and, in connection therewith, discontinued development of our OTN products. We also ceased development of our de-duplication products. In both instances, we determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments. As a result, in the fourth quarter of fiscal year 2012 we expensed the costs for the related IPR&D and intangible assets. We recorded total charges of $1.7 million in restructuring charges and exit costs line item in our consolidated statements of operations.

The intangible asset charges related to the exiting of the OTN and de-duplication products of $1.7 million consists of $0.3 million write off of the IPR&D acquired from Galazar, $1.1 million of amortization of purchased intangible assets related to the OTN products acquired from Galazar and $0.3 million amortization of the existing technology acquired from Hifn. See “Note 7—Restructuring Charges and Exist Cost.”

During the fourth quarter of fiscal year 2011, we exited the data center virtualization market, and, in connection therewith, discontinued development of our 10GbE network interface cards. We determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments in these products. As a result, in the fourth quarter of fiscal year 2011 we abandoned all related in-process research and development. In addition, we began to actively market for sale the related assets of our 10GbE technology, consisting primarily of underlying existing and core technology intangible assets. Charges related to this decision in the fourth quarter of fiscal year 2011 included $7.5 million for the impairment of intangible assets, which is included within the impairment of intangible assets and goodwill line in our consolidated statements of operations.

The intangible asset impairment charge of $7.5 million consists of $0.8 million to the write-off abandoned IPR&D acquired in the Neterion acquisition and $6.7 million to write-down the carrying value of intangible assets that were held for sale to $0.2 million at March 27, 2011, which represented their estimated fair value less costs to sell based on third-party bids received as of that date. In June 2011, we completed the asset sale process and received $0.2 million, net of selling costs.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

The aggregate amortization expenses for our purchased intangible assets for fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010 were as follows (in thousands, except weighted average lives):

	Weighted Average Lives	April 1, 2012	March 27, 2011	March 28, 2010
	(in months)	(in thousands)
Existing technology	65	$5,491	$6,361	$4,936
Patents/Core technology	61	515	652	499
Research and development reimbursement contracts	24	—	2,004	2,496
Customer backlog	6	—	75	985
Distributor relationships	72	100	100	102
Customer relationships	80	327	647	317
Non-compete agreement	15	—	74	3
Tradenames/Trademarks	35	267	320	275

Total		$6,700	$10,233	$9,613

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Fiscal Year	Amount
2013	$4,170
2014	3,616
2015	1,225
2016	628
2017 and thereafter	116

Total estimated amortization	$9,755

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

Our loss per share for the three fiscal years of 2012, 2011 and 2010 is summarized as follows (in thousands, except per share amount):

	April 1, 2012	March 27, 2011	March 28, 2010
Net loss	$(28,797)	$(35,668)	$(28,110)
Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basic loss per share	44,796	44,218	43,584
Dilutive effect of stock options and restricted stock units	—	—	—

Shares used in computation of diluted loss per share	44,796	44,218	43,584

Loss per share—basic and diluted	$(0.64)	$(0.81)	$(0.64)

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

All outstanding stock options and restricted stock units (“RSUs”) are potentially dilutive securities, and as of April 1, 2012, March 27, 2011 and March 28, 2010, the combined total of stock options, warrants to purchase common stock and RSUs were 6.9 million, 6.6 million and 6.5 million shares, respectively. Warrants to purchase common stock of approximately 0.3 million shares expired unexercised in the first quarter of fiscal year 2012. However, since the Company had net losses in all periods presented, no potentially dilutive securities were included in the computation of dilutive shares, as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period presented.

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

During fiscal years 2012, 2011 and 2010, we did not repurchase any shares of our outstanding common stock.

As of April 1, 2012, the remaining authorized amount for share repurchases under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

NOTE 12.    EMPLOYEE BENEFIT PLANS

Exar Savings Plan

The Exar Savings Plan, as amended and restated, covers our eligible U.S. employees. The Exar Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as matching contributions from the company based on the achievement of specified operating results.

Our matching contributions to the plan for the three fiscal years of 2012, 2011 and 2010 were as follows (in thousands):

	April 1, 2012	March 27, 2011	March 28, 2010
Matching contributions	$294	$404	$442

Executive and Employee Incentive Compensation Programs

Our incentive compensation programs provide for incentive awards for substantially all employees based on the achievement of personal objectives and our operating performance results. Our incentive compensation programs may be amended or discontinued at the discretion of our board of directors.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Our paid and unpaid incentive compensation for the three fiscal years of 2012, 2011 and 2010 were as follows (in thousands):

	April 1, 2012	March 27, 2011	March 28, 2010
Paid incentive compensation	$—	$—	$118
Unpaid incentive compensation	—	—	118

NOTE 13.    STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue:	4,500	$—
Reserved for future issuance:
Fiscal year ending April 1, 2012	1,418	—
Fiscal year ending March 27, 2011	1,480	—
Fiscal year ending March 28, 2010	1,549	—
Issued:
Fiscal year ending April 1, 2012	62	6.09
Fiscal year ending March 27, 2011	69	6.41
Fiscal year ending March 28, 2010	59	6.64

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and the Sipex Corporation 2006 Equity Incentive Plan (the “Sipex Plan”) assumed in connection with the August 2007 acquisition of Sipex. The Sipex Corporation 2000 Non-Qualified Stock Option Plan expired October 31, 2010 and the Sipex Corporation 2002 Non-Qualified Stock Option Plan expired October 1, 2011.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At April 1, 2012, there were 5.3 million shares available for future grant under all our equity incentive plans.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

The following table summarizes information about our stock options outstanding at April 1, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of April 1, 2012	Weighted Average Remaining Contractual Terms (in years)	Weighted Average Exercise Price per Share	Number Exercisable As of April 1, 2012	Weighted Average Exercise Price per Share
$3.60 - $5.97	1,537,328	5.72	$5.94	292,790	$5.85
6.16 - 6.43	1,652,408	6.25	6.38	142,008	6.18
6.44 - 7.42	1,276,923	5.00	6.88	447,221	6.80
7.44 - 8.57	1,414,916	2.25	8.20	1,233,286	8.30
9.04 - 15.96	463,732	1.99	12.56	463,732	12.56

	6,345,307	4.67	$7.23	2,579,037	$8.41

Stock Option Activities

A summary of stock option transactions during the periods indicated for all stock option plans was as follows:

	Outstanding Options / Quantity	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 29, 2009	3,406,091	$9.48	5.37	$129	160
Granted	2,687,450	6.81
Exercised	(26,343)	5.63
Cancelled	(262,629)	14.22
Forfeited	(459,065)	8.49

Balance at March 28, 2010	5,345,504	$8.01	5.38	$1,882	235
Granted	2,113,190	6.60
Exercised	(125,920)	6.07
Cancelled	(308,595)	11.02
Forfeited	(1,294,715)	6.93

Balance at March 27, 2011	5,729,464	$7.61	4.74	$147	103
Granted	3,100,595	6.33
Exercised	(422,749)	6.54
Cancelled	(526,574)	8.15
Forfeited	(1,535,429)	6.70

Balance at April 1, 2012	6,345,307	$7.23	4.67	$9,474	1,193

Vested and expected to vest, April 1, 2012	5,933,803	$7.29	4.55	$8,651
Vested and exercisable, April 1, 2012	2,579,037	$8.41	2.71	$2,027

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $8.40, $6.08 and $7.32 as of April 1, 2012, March 27, 2011 and March 28, 2010, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

In January 2012, we granted 480,000 performance-based stock options to our CEO. The options are scheduled to vest in four equal installments at the end of fiscal year 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year for vesting except for the last installment. If the financial measures are not met for two consecutive years, the options will be forfeited except for the last installment which will be forfeited at the end of fiscal year 2016. In fiscal year 2012, we recorded $65,000 of compensation expense for these options.

Options exercised for the three fiscal years of 2012, 2011 and 2010 were as follows (in thousands):

	April 1, 2012	March 27, 2011	March 28, 2010
Intrinsic value of options exercised	$79	$100	$29
Cash received related to option exercises	2,763	765	148
Tax benefit recorded	1,761	2,300	2,503

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

A summary of RSU transactions during the periods indicated for all stock option plans is as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)	Unrecognized Stock-based Compensation Cost(2) (in thousands)
Unvested at March 29, 2009	730,237	$8.36	1.14	$4,506	$2,004
Granted	557,784	7.24
Issued and released	(349,409)	6.90
Forfeited	(104,408)	8.54

Unvested at March 28, 2010	834,204	$8.20	1.04	$6,106	$4,168
Granted	399,183	6.76
Issued and released	(618,411)	6.90
Forfeited	(57,878)	7.52

Unvested at March 27, 2011	557,098	$7.17	1.09	$3,387	$2,336
Granted	481,650	7.12
Issued and released	(271,830)	7.25
Forfeited	(162,263)	7.25

Unvested at April 1, 2012	604,655	$7.13	2.38	$5,079	$3,537

Vested and expected to vest, April 1, 2012	520,880	$7.13	2.08	$4,375

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our common stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

(2)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, was recognized on a straight-line basis, over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. During fiscal years 2012 and 2011, compensation expense of $19,000 and $216,000 was recorded, respectively, to reflect the achievement of these performance targets.

In April 2010, we granted performance-based RSUs covering 56,000 shares to our then current CEO, issuable upon meeting certain performance targets in our fiscal year 2011 and vesting annually over a three year period beginning May 3, 2010.

The annual vesting requires continued service through each annual vesting date. During fiscal year 2012, due to the departure of our former CEO in November 2011, we did not recognize any compensation expense related to these awards. During fiscal year 2011, compensation expense of $239,000 was recorded for these awards.

In April 2011, we granted performance-based RSUs covering 45,000 shares to our then current Vice-President of Sales, issuable upon meeting certain performance targets in our fiscal years 2012 and 2013. Provided certain financial measures in fiscal year 2012 are met, 15,000 of these shares would have vested in three equal installments annually over the three year period beginning at the filing of our 10-K for fiscal year 2012. The remaining two installments of 15,000 shares each will vest upon meeting certain financial measures in fiscal year 2012 and fiscal year 2013, respectively. During fiscal year 2012, we did not recognize any compensation expense related to these awards as a result of not satisfying the performance conditions for the first two grants. Due to the departure of the Vice-President of Sales in May 2012, no compensation expense will be recorded for the third installment in fiscal year 2013.

In August 2011, we announced our Fiscal Year 2012 Key Personnel and Executive Incentive Program (“2012 Incentive Programs”). Under the 2012 Incentive Program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. During fiscal year 2012, we did not recognize any compensation expense related to these awards as a result of not satisfying the performance conditions.

In March 2012, we granted 300,000 performance-based RSUs to our CEO. The RSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. In fiscal year 2012, we recorded $48,000 compensation expense for these awards.

Stock-Based Compensation Expenses

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Valuation Method—we compute the fair value of stock options on the date of grant using the Black-Scholes option-pricing model.

Expected Term—we estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior.

Volatility—our expected volatility is based on historical data of the market closing price for our common stock as reported by NASDAQ under the symbol “EXAR” and the expected term of our stock options.

Risk-Free Interest Rate—the risk-free interest rate assumption is based on the observed interest rate of the U.S. Treasury appropriate for the expected term of the option to be valued.

Dividend Yield—we do not currently pay dividends and have no plans to do so in the future. Therefore, we have assumed a dividend yield of zero.

We have used the following weighted average assumptions to calculate the fair values of options granted during the fiscal years presented below:

	April 1, 2012	March 27, 2011	March 28, 2010
Expected term of options (years)	4.3	4.4	4.7 – 4.9
Risk-free interest rate	0.7 – 1.5%	1.3 – 2.0%	2.1 – 2.5%
Expected volatility	41 - 43%	39 –40%	37 –38%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$2.22	$2.28	$2.43

The following table summarizes stock-based compensation expense related to stock options and RSUs for fiscal years 2012, 2011 and 2010 (in thousands):

	April 1, 2012	March 27, 2011	March 28, 2010
Cost of sales	$312	$489	$528
Research and development	1,707	3,241	2,324
Selling, general and administrative	2,472	3,651	3,113

Total stock-based compensation expense	$4,491	$7,381	$5,965

The amount of stock-based compensation cost capitalized in inventory was immaterial at each of the fiscal years presented.

During the fiscal year 2012, we modified stock options and performance-based RSUs held by our then current CEO upon his termination to accelerate the vesting of any portion of each equity award that was scheduled to vest on or within 12 months after November 7, 2011 (the “Severance Date”) and to exercise the vested portion of stock options on or within twelve months after the Severance Date, which is in accordance with the separation agreement. As a result of the modifications in fiscal year 2012, we recorded additional stock-based compensation expense of approximately $114,000.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Unrecognized Stock-based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the periods indicated as follows:

	April 1, 2012		March 27, 2011		March 28, 2010
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$8,119	2.8	$7,290	2.4	$8,139	2.9
RSUs(1)	3,537	3.2	2,336	1.8	4,168	1.0

Total Stock-based compensation expense	$11,656		$9,626		$12,307

(1)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

The new awards were granted with a price of $6.51 per share, the closing price of our common stock on November 24, 2008 as reported on NASDAQ. The fair value of the options exchanged was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the RSUs awarded on November 24, 2008, the date of exchange. The incremental compensation cost of $1.2 million, was measured as the excess of the fair value of the RSUs over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The amount was amortized over the two year service period. Such incremental stock-based compensation expense recorded for the periods indicated below were as follow (in thousands):

	April 1, 2012	March 27, 2011	March 28, 2010
Incremental stock-based compensation expense	$—	$327	$530

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

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

NOTE 15.    LEASE FINANCING OBLIGATION

In connection with the Sipex acquisition, we assumed a lease financing obligation related to the Hillview facility located in Milpitas, California. The lease term expired on March 31, 2011 and had average lease payments of approximately $1.4 million per year.

The fair value of the Hillview Facility was estimated at $13.4 million at the time of the acquisition and was included in the property, plant and equipment, net line in the consolidated balance sheet. In accordance with purchase accounting, we have accounted for this sale and leaseback transaction as a financing transaction which was included in the long-term lease financing obligations line in our consolidated balance sheet as of March 27, 2011. The effective interest rate is 8.2%.

At the end of the lease term, March 31, 2011, the terminal value of $12.2 million was settled in a noncash transaction with the expiration of the lease. As a result, during the first quarter of fiscal year 2012, the property, plant and equipment, net balance and the terminal value of $12.2 million included in the long-term lease financing obligation lines were removed from our condensed consolidated balance sheet.

Depreciation for the Hillview Facility recorded over the straight-line method for the remaining useful life for the periods indicated were as follows (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Depreciation expense	$—	$323	$352

The sublease income recorded in the interest income and other, net line in our consolidated statements of operations for the periods indicated were as follows (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Sublease income	$—	$1,427	$1,396

We have acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $1.1 million in July 2009 under a three-year license, $1.3 million in December 2009 under a 28-month license, $1.0 million in June 2010 under a three-year license, $5.8 million in October 2011 under a three-year license and $4.5 million in December 2011 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The related design tool obligations were included in other current liabilities in our consolidated balance sheets as of April 1, 2012 and March 27, 2011, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Amortization of the design tools recorded using the straight-line method over the remaining useful life for the periods indicated were as follows (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Amortization expense	$3,706	$3,526	$2,541

Future minimum lease payments for the lease financing obligations as of April 1, 2012 were as follows (in thousands):

Lease financing

Fiscal Years	Design tools
2013	$3,548
2014	2,946
2015	814
2016 thereafter	—

Total minimum lease payments	7,308
Less: amount representing interest	321

Present value of minimum lease payments	6,987
Less: short-term lease financing obligation	3,216

Long-term lease financing obligations	$3,771

Interest expense for the Hillview Facility lease financing obligation and design tools for the periods indicated were as follow (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Interest expense	$210	$1,252	$1,285

In the course of our business, we enter into arrangements accounted for as operating leases. Our current arrangements relate to engineering design software licenses and office space. Rent expense for all facility leases for the periods indicated below were as follow (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Rent expense	$2,121	$1,889	$1,816

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Our future minimum lease payments for the lease operating obligations as of April 1, 2012 are as follow:

Operating lease

Fiscal Years	Facilities
2013	$865
2014	449
2015	373
2016	72
2017 thereafter	91

Total minimum lease payments	$1,850

NOTE 16.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. In April 2012, the San Francisco Bay Regional Water Quality Control Board approved our application for low-threat closure and rescinded the previous cleanup order. We are now in the process of negotiating a deed restriction for the site and sealing the monitoring wells before the Board issues a No Further Action letter. Outstanding liabilities for remediation activities, net of payments consisted of the following as of the dates indicated (in thousands):

	April 1, 2012	March 27, 2011
Liabilities for remediation activities	$65	$113

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months and occasionally we may provide an extended warranty of up to three years from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of April 1, 2012 and March 27, 2011 were immaterial.

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

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

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

In a letter dated March 27, 2012, the Company was notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex Corporation. The letter was also addressed to prior and current property owners and tenants (collectively “property owners”). ACWD requested that the property owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. A proposed work plan was submitted to ACWD for review and approval in April 2012. Given that this matter is in the early stages of investigation, we are unable to ascertain our exposure, if any.

NOTE 17.    LEGAL PROCEEDINGS

On August 2, 2011, a lawsuit was filed in the Superior Court of California in the County of Santa Clara by Mission West Properties, L.P., the lessor for the Hillview Facility naming us as a defendant (Santa Clara County Superior Court case No. 1-11-CV-206456). The lawsuit asserts various monetary and equitable claims, but essentially seeks recovery of remediation and restoration costs in the amount of $3.0 million, which we assert are inflated and unsubstantiated. We also dispute liability in connection with claims by Mission West Properties, L.P. regarding the extent of restoration mandated by the lease. On November 21, 2011 we filed an Amended Cross-Complaint against Mission West Properties, L.P. for the following Causes of Action: (1) Promissory Fraud; (2) Breach of the Covenant of Good Faith and Fair Dealing; (3) Contract Reformation; and (4) for Deposit in Court. The Cross-Complaint also asserts the following causes of action against our former subtenant, Kovio, Inc.: (1) Declaratory Relief and Indemnity; (2) Breach of Contract; and (3) for Deposit in Court. Responsive pleadings have been filed by the Cross-Defendants. Counsel for Mission West Properties orally advised on June 4, 2012 that Mission West Properties intends to amend its Complaint to assert a claim for fraud, but no motion to amend has been filed to date. We assert that such a claim against Exar would be unmeritorious, but cannot opine until the threatened amendment is filed and discovery is complete. Discovery, including depositions of key witnesses, has begun and is scheduled over the next several months. No personal appearances or substantive hearings in court have taken place. An accrual of $1.2 million has been recorded as the estimated amount to settle claims. Attorney’s fees and costs, which are expensed as incurred, will also be incurred in connection with this litigation.

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

NOTE 18.    INCOME TAXES

The components of the provision for (benefit from) income taxes were as follows as of the dates indicated (in thousands):

	April 1, 2012	March 27, 2011	March 28, 2010
Current:
Federal	$110	$(37)	$(181)
State	(235)	(106)	(240)
Foreign	218	388	250

Total current	$93	$245	$(171)

Deferred:
Federal	$(39)	$9	$(270)
State	(3)	1	(22)

Total deferred	$(42)	$10	$(292)

Total provision for (benefit from) income taxes	$51	$255	$(463)

Foreign income included in consolidated pre-tax income for the periods indicated were as follows (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Foreign income	$1,243	$786	$2,412

Undistributed earnings of $7.7 million of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Significant components of our net deferred taxes are as follows as of the dates indicated (in thousands):

	April 1, 2012	March 27, 2011
Deferred tax assets:
Reserves and expenses not currently deductible	$9,369	$9,596
Net operating loss carryforwards	124,952	110,763
Tax credits	29,567	25,464
Losses on investments	2,261	2,259
Capitalized R&D expenses	8,215	13,159
Deferred margin	4,723	5,693
Depreciation	4,058	3,756

Total deferred tax assets	183,145	170,690
Deferred tax liabilities:
Unrealized investment gain	(247)	—
Non-goodwill intangibles	(2,349)	(4,026)

Total deferred tax liabilities	(2,596)	(4,026)
Valuation allowance	(180,579)	(166,684)

Net deferred tax liabilities	$(30)	$(20)

The valuation allowance increased $13.9 million, $23.5 million and $11.4 million in fiscal years 2012, 2011 and 2010, respectively.

Reconciliations of the income tax provision at the statutory rate to our provision for (benefit from) income tax are as follows as of the dates indicated (in thousands):

	April 1, 2012	March 27, 2011	March 28, 2010
Income tax benefit at statutory rate	$(10,061)	$(12,395)	$(9,830)
State income taxes, net of federal tax benefit	(824)	(997)	(763)
Deferred tax assets not benefited	11,967	14,599	9,910
Tax credits	(1,021)	(1,605)	(1,499)
Stock-based compensation	432	751	570
Acquisition cost	—	—	2,348
Foreign rate differential	(373)	(61)	(730)
Prior year tax expense true-up	12	(24)	(150)
Other, net	(81)	(13)	(319)

Provision for (benefit from) income taxes	$51	$255	$(463)

As of April 1, 2012, our federal and state net operating loss carryforwards for income tax purposes were as follow (in thousands):

Federal net operating loss carryforwards	$319,892
State net operating loss carryforwards	$157,850

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

If not utilized, some of the federal net operating loss carryovers will begin expiring in fiscal year 2019, while the state net operating losses will begin to expire in fiscal year 2013. As of April 1, 2012, our Canadian net operating loss carryforward deferred tax asset was approximately $4.2 million. Due to the change in operations in fiscal year 2012, the Canadian net operating loss carryovers will no longer be available in future fiscal years.

As of April 1, 2012, our federal and state tax credit carryforwards, net of reserves, were as follows (in thousands):

Federal tax credit carryforwards	$9,086
State tax credit carryforwards	$11,729

Federal tax credits will begin to expire in fiscal year 2019. State tax credits do not expire.

Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $7.4 million of these deferred tax assets pertain to certain net operating loss and credit carryforwards that resulted from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards is accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amount of the unrecognized tax benefits during the tax year ended April 1, 2012 is as follows (in thousands):

Amount
Unrecognized tax benefits as of March 29, 2009	$9,932
Gross increase related to prior year tax positions	1,975
Gross increase related to current year tax positions	4,050
Lapses in statute of limitation	(94)

Unrecognized tax benefits as of March 28, 2010	15,863
Gross increase related to prior year tax positions	179
Gross increase related to current year tax positions	857
Lapses in statute of limitation	(185)

Unrecognized tax benefits as of March 27, 2011	16,714
Gross decrease related to prior year tax positions	(289)
Gross increase related to current year tax positions	578
Lapses in statute of limitation	(183)

Unrecognized tax benefits as of April 1, 2012	$16,820

Of the total gross unrecognized tax benefits of $16.8 million as of April 1, 2012, if recognized, $14.2 million would impact the effective tax rate if recognized.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

The total unrecognized gross tax benefits were as follow as of the dates indicated (in thousands):

	April 1, 2012	March 27, 2011
Unrecognized gross tax benefits	$16,820	$16,714
Less: amount used to reduce deferred tax assets	13,216	13,058

Net income tax payable(1)	$3,604	$3,656

(1)	Included in other non-current obligations line item in consolidated balance sheet.

We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expire.

Estimated interest and penalties related to the underpayment of income taxes were classified as a component of the provision for income taxes in the consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	April 1, 2012	March 27, 2011
Accrued interest and penalties	$295	$283

Our only major tax jurisdictions are the United States federal and various states. The fiscal years 2001 through 2011 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our state jurisdictions.

NOTE 19.    SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high- performance, analog and mixed-signal silicon solutions and software and subsystem solutions for a variety of markets including communications, datacom and storage, connectivity and power management. The nature of our products and production processes and the type of customers and distribution methods are consistent among all of our products.

Incremental revenues from Hifn, Galazar and Neterion have been included in our consolidated financial statements since April 4, 2009, June 18, 2009 and March 17, 2010, respectively.

Our net sales by product lines were summarized as follows as of the dates indicated (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
Connectivity	$69,128	$76,937	$61,908
Power management	29,164	29,033	23,617
Communications	17,177	23,159	24,094
Datacom and storage	15,097	16,876	25,259

Total net sales	$130,566	$146,005	$134,878

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic areas were summarized as follows as the dates indicated (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010
China	$44,035	$49,738	$47,192
United States	33,585	31,678	34,291
Singapore	13,883	14,445	14,393
Germany	13,671	13,619	1,982
Japan	6,161	9,098	7,240
Europe (excluding Germany)	5,628	9,486	17,405
Rest of world	13,603	17,941	12,375

Total net sales	$130,566	$146,005	$134,878

Substantially all of our long-lived assets at April 1, 2012 and March 27, 2011 were located in the United States.

NOTE 20.     ALLOWANCES FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We had the following activities for the allowance for sales returns and allowance and for doubtful accounts as the dates indicated (in thousands):

Classification	Balance at Beginning of Year	Additions	Write-offs and Recoveries(1)	Balance at End of Year
Allowance for sales returns:
Year ended April 1, 2012	$1,245	$15,701	$15,517	$1,429
Year ended March 27, 2011	1,250	14,790	14,795	1,245
Year ended March 28, 2010	1,213	12,011	11,974	1,250
Allowance for doubtful accounts:
Year ended April 1, 2012	278	69	180	167
Year ended March 27, 2011	186	145	53	278
Year ended March 28, 2010	95	85	(6)	186

(1)	Write-off and recovery amounts within allowance for sales returns reflect credits issued to distributors for stock rotations and volume discounts.

NOTE 21.    SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal years 2012 and 2011. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to state

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FISCAL YEARS ENDED APRIL 1, 2012, MARCH 27, 2011 AND MARCH 28, 2010

fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter (in thousands, except per share data. Net loss per share for the four quarters of each fiscal year may not sum to the total for the fiscal year, because of the different number of shares outstanding during each period).

	Fiscal Year 2012				Fiscal Year 2011
Classification	April 1, 2012	January 1, 2012	October 3, 2011	July 3, 2011	March 27, 2011	December 26, 2010	September 26, 2010	June 27, 2010
Consolidated Statement of Operations Data:
Net sales	$27,789	$29,679	$36,120	$36,978	$33,771	$35,365	$37,233	$39,636
Gross profit	8,999	13,345	16,729	16,841	11,807	16,083	17,291	18,816
Loss from operations	(22,263)	(5,435)	(1,482)	(2,154)	(19,516)	(6,286)	(5,632)	(8,584)
Net loss	(21,561)	(4,733)	(1,077)	(1,426)	(18,836)	(4,959)	(4,459)	(7,414)
Net loss per share:
Basic and Diluted	$(0.48)	$(0.11)	$(0.02)	$(0.03)	$(0.42)	$(0.11)	$(0.10)	$(0.17)
Shares used in the computation of net loss per shares:
Basic and Diluted	45,012	44,830	44,579	44,599	44,503	44,300	44,173	43,897

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of the end of fiscal year 2012.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of April 1, 2012 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, management concluded that, as of April 1, 2012, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of April 1, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information set forth under the captions “Election of Directors,” “Corporate Governance and Board Matters,” “Executive Compensation Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with our 2012 Annual Meeting of Stockholders (“2012 Definitive Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after Apri1 1, 2012.

Executive Officers

A listing of Executive Officers of Exar and certain other information required by Item 10 with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Report and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers, a Code of Business Conduct and Ethics and a Financial Integrity Compliance Policy. These documents can be found on our website: www.exar.com. We will post any amendments to the codes and policy, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NASDAQ on our website, or by filing a Current Report on Form 8-K. Hard copies can be obtained free of charge by submitting a written request to:

Exar Corporation

48720 Kato Road

Fremont, California 94538

Attn: Investor Relations, M/S 210

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in our 2012 Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2012 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our 2012 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2012 Definitive Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) All Financial Statements. The financial statements of the Company are included herein as required in Part II, Item 8—“Financial Statements and Supplementary Data” of this Annual Report. See Index to Financial Statements on page 57.

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

EXAR CORPORATION

By:	/S/ LOUIS DINARDO
Louis DiNardo
Chief Executive Officer and President (Principal Executive Officer)

Date: June 13, 2012

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis DiNardo and Kevin Bauer, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS DINARDO (Louis DiNardo)	Chief Executive Officer, President and Director (Principal Executive Officer)	June 13, 2012

/s/ KEVIN BAUER (Kevin Bauer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2012

/s/ DR. IZAK BENCUYA (Dr. Izak Bencuya)	Director	June 13, 2012

/s/ PIERRE GUILBAULT (Pierre Guilbault)	Director	June 13, 2012

/s/ BRIAN HILTON (Brian Hilton)	Director	June 13, 2012

/s/ RICHARD L. LEZA (Richard L. Leza)	Chairman of the Board	June 13, 2012

/s/ GARY MEYERS (Gary Meyers)	Director	June 13, 2012

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Exar Corporation, Sipex Corporation and Side Acquisition Corp., dated as of May 7, 2007	8-K	0-14225	2.1	5/8/2007

2.2	Agreement and Plan of Merger, dated as of February 23, 2009, among Exar Corporation, Hybrid Acquisition Corp. and hi/fn, inc.	8-K	0-14225	2.1	2/27/2009

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.1	3/16/2012

3.2	Amended and Restated Bylaws of Exar Corporation	8-K	0-14225	3.1	9/17/2010

10.1*+	1989 Employee Stock Participation Plan, as amended, and related Offering documents	10-K	0-14225	10.1	6/12/2006

10.2*+	1996 Non-Employee Directors’ Stock Option Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.6	6/12/2006

10.3*	1997 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.7	6/14/2005

10.4*	2000 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.9	6/14/2005

10.5*	2006 Equity Incentive Plan, as amended	8-K	0-14225	10.1	9/17/2010

10.6*	Form of Notice of Grant of Stock Option and Terms and Conditions of Nonqualified Stock Option	8-K	0-14225	10.2	9/13/2006

10.7*	Form of Notice of Grant of Stock Option and Terms and Conditions of Incentive Stock Option	8-K	0-14225	10.3	9/13/2006

10.8*	2006 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement	8-K	0-14225	10.6	9/13/2006

10.9*	2006 Equity Incentive Plan Form Of Stock Unit Award Agreement	10-Q	0-14225	10.2	2/6/2009

10.10*	2006 Equity Incentive Plan Form Of Performance Stock Unit Award Agreement	10-Q	0-14225	10.1	11/5/2009

10.11*	2006 Equity Incentive Plan Form Of Director Restricted Stock Unit Award Agreement	10-Q	0-14225	10.7	11/4/2010

10.12*	Sipex Corporation 2006 Equity Incentive Plan	S-8	333-145751	4.1	8/28/2007

10.13*	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan	S-8	333-145751	4.2	8/28/2007

10.14*	Sipex Corporation 2000 Non-Qualified Stock Option Plan	S-8	333-145751	4.3	8/28/2007

10.15*	Sipex Corporation 1999 Stock Plan	S-8	333-145751	4.4	8/28/2007

10.16*	Sipex Corporation 1997 Stock Option Plan	S-8	333-145751	4.5	8/28/2007

Exhibit Number		Incorporated by Reference
	Exhibit	Form	File No.	Exhibit	Filing Date

10.17*	Fiscal Year 2010 Executive Incentive Program	10-Q	0-14225	10.4	8/7/2009

10.18*	Fiscal Year 2011 Executive Incentive Program	10-K	0-14225	10.14	6/10/2010

10.19*	Fiscal Year 2012 Executive Incentive Program	10-Q	0-14225	10.14	8/11/2011

10.20*	Form of Indemnity Agreement between the Company and each of the Company’s directors and [certain] of the executive officers	8-K	0-14225	10.1	3/16/2012

10.21*	Separation Agreement between Exar Corporation and J. Scott Kamsler, dated as of June 23, 2009	8-K	0-14225	10.1	6/29/2009

10.22*	Second Amended and Restated Employment Agreement between the Company and Pedro (Pete) P. Rodriguez	8-K	0-14225	10.1	3/25/2010

10.23*	Letter Agreement between Exar Corporation and Bentley Long	10-Q	0-14225	10.3	8/7/2009

10.24*	VP Worldwide Sales – FY10 Sales Incentive Plan	10-Q	0-14225	10.2	8/7/2009

10.25*	Letter Agreement Regarding Change of Control for Thomas R. Melendrez	10-K	0-14225	10.11	6/27/2001

10.26*	Executive Officers’ Group II Change of Control Severance Benefit Plan	10-Q	0-14225	10.1	2/6/2009

10.27*	Letter Agreement Regarding Change of Control for Paul Pickering	10-Q	0-14225	10.1	8/5/2010

10.28*	Letter Agreement Regarding Change of Control for George	10-Q	0-14225	10.2	8/5/2010

10.29*	Letter Agreement Regarding Change of Control for Kevin Bauer	8-K	0-14225	10.2	9/17/2010

10.30	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-Q	0-14225	10.1	2/8/2008

10.31	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-Q	0-14225	10.2	2/8/2008

10.32	Separation and General Release Agreement between Exar Corporation and Pedro (Pete) P. Rodrigez	10-Q	0-14225	10.4	2/10/2012

10.33	Consulting Agreement between Exar Corporation and Richard L. Leza	10-Q	0-14225	10.3	2/10/2012

10.34	Employment Agreement between Exar Corporation and Louis DiNardo	8-K	0-14225	10.1	12/6/2011

10.35**	Separation and General Release Agreement between Exar Corporation and Frank Marazita

21.1**	Subsidiaries of the Company

Exhibit Number		Incorporated by Reference
	Exhibit	Form	File No.	Exhibit	Filing Date

23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24.1**	Power of Attorney. Reference is made to the signature page in this Form 10-K.

31.1**	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
**	Filed herewith.
***	Furnished herewith.
+	Related forms of Stock Option Grant and Exercise filed as part of an exhibit to Exar’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, and incorporated herein by reference.