Form 10-Q
period 2012-07-01
EXAR CORP
filed 2012-08-10
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

The number of shares outstanding of the Registrant’s Common Stock was 45,710,434 as of August 6, 2012, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	July 1, 2012	April 1, 2012
ASSETS

Current assets:
Cash and cash equivalents	$10,225	$8,714
Short-term marketable securities	184,888	187,668
Accounts receivable (net of allowances of $715 and $781)	10,540	8,454
Accounts receivable, related party (net of allowances of $545 and $815)	4,091	2,918
Inventories	16,238	18,374
Other current assets	3,505	3,124

Total current assets	229,487	229,252

Property, plant and equipment, net	25,975	27,793
Goodwill	3,184	3,184
Intangible assets, net	9,030	9,755
Other non-current assets	1,581	1,668

Total assets	$269,257	$271,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,504	$7,823
Accrued compensation and related benefits	3,645	3,918
Deferred income and allowances on sales to distributors	3,063	3,410
Deferred income and allowances on sales to distributors, related party	9,634	9,608
Other current liabilities	10,045	13,615

Total current liabilities	34,891	38,374

Long-term lease financing obligations	3,456	3,771
Other non-current obligations	6,267	6,215

Total liabilities	44,614	48,360

Commitments and contingencies (Notes 14 and 15)

Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 45,593,993 and 45,245,233 shares outstanding at July 1, 2012 and April 1, 2012, respectively	5	5
Additional paid-in capital	737,055	734,821
Accumulated other comprehensive loss	(508)	(201)
Treasury stock at cost, 19,924,369 shares at July 1, 2012 and April 1, 2012	(248,983)	(248,983)
Accumulated deficit	(262,926)	(262,350)

Total stockholders’ equity	224,643	223,292

Total liabilities and stockholders’ equity	$269,257	$271,652

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 1, 2012	July 3, 2011
Sales:
Net sales	$19,447	$25,073
Net sales, related party	9,804	11,905

Total net sales	29,251	36,978

Cost of sales:
Cost of sales	10,870	13,337
Cost of sales, related party	4,512	5,743
Amortization of purchased intangible assets	919	905
Restructuring charges and exit costs	81	152

Total cost of sales	16,382	20,137

Gross profit	12,869	16,841

Operating expenses:
Research and development	5,449	9,280
Selling, general and administrative	7,782	9,542
Restructuring charges and exit costs	804	173

Total operating expenses	14,035	18,995

Loss from operations	(1,166)	(2,154)

Other income and expense, net:
Interest income and other, net	646	711
Interest expense	(34)	(60)

Total other income and expense, net	612	651

Loss before income taxes	(554)	(1,503)
Provision for (benefit from) income taxes	22	(77)

Net loss	$(576)	$(1,426)

Loss per share:
Basic and diluted loss per share	$(0.01)	$(0.03)

Shares used in the computation of loss per share:
Basic and diluted	45,388	44,599

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	July 1, 2012	July 3 2011
Net loss	$(576)	$(1,426)
Other comprehensive income:
Unrealized gain (loss) on investments	(307)	483
Tax provision related to other comprehensive income	—	(183)

Net change in accumulated other comprehensive income	(307)	300

Comprehensive loss	$(883)	$(1,126)

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net loss	$(576)	$(1,426)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3,042	3,520
Stock-based compensation expense	174	884
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable, related party	(3,259)	(4,257)
Inventories	2,136	1,797
Other current and non-current assets	(271)	(31)
Accounts payable	681	722
Accrued compensation and related benefits	(341)	(520)
Deferred income and allowance on sales to distributors and related party distributor	(321)	2,142
Other current liabilities	(3,526)	(829)

Net cash provided by (used in) operating activities	(2,261)	2,002

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(460)	(521)
Purchases of short-term marketable securities	(36,107)	(21,946)
Proceeds from maturities of short-term marketable securities	12,593	14,676
Proceeds from sales of short-term marketable securities	25,948	14,406
Other disposal (investment) activities	(15)	65

Net cash provided by investing activities	1,959	6,680

Cash flows from financing activities:
Proceeds from issuance of common stock	2,128	336
Payments of lease financing obligations	(315)	(705)

Net cash provided by (used in) financing activities	1,813	(369)

Net increase in cash and cash equivalents	1,511	8,313
Cash and cash equivalents at the beginning of period	8,714	15,039

Cash and cash equivalents at the end of period	$10,225	$23,352

Supplemental disclosure of non-cash investing and financing activities:
Return of Hillview Facility to Lessor	$—	$12,167

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Description of Business— Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for data communication, networking, storage, consumer and industrial applications. Exar’s product portfolio includes power management and connectivity components, communications products, network security and storage optimization solutions.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of July 1, 2012 and our results of operations for the three months ended July 1, 2012 and July 3, 2011, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year’s presentation. Such reclassification had no effect on previously reported results of operations or stockholders’ equity.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2013 and 2012 consist of 52 and 53 weeks, respectively. The first quarter of fiscal years 2013 and 2012 consist of 13 and 14 weeks, respectively.

NOTE 2.	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the first quarter of fiscal year 2013, we identified an error in our accounting for stock-based compensation expense previously recorded in the fourth quarter of fiscal 2012. We assessed the materiality of the error on prior periods’ financial statements and concluded that the error was not material to any of our prior period annual or interim financial statements. We elected to revise previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. We have revised the April 1, 2012 consolidated balance sheet included herein to reflect the correct balances by reducing additional paid-in capital and accumulated deficit each by $741,000. The correction did not impact the net income (loss) in the three months ended July 1, 2012 or in subsequent filings.

NOTE 3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an update to the authoritative guidance for comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective in fiscal years, and interim periods within those years, beginning after December 15, 2011. As a result, we have separately presented the Statements of Comprehensive Income for the three months ended July 1, 2012 and July 3, 2011 as part of our unaudited condensed consolidated financial statements.

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

We have no assets or liabilities utilizing Level 3 inputs as of July 1, 2012 and April 1, 2012, respectively.

Our investment assets, measured at fair value on a recurring basis, as of the dates indicated below were as follows (in thousands, except for percentages):

	July 1, 2012
	Level 1	Level 2	Total
Assets:
Money market funds	$6,222	$—	$6,222	3%
U.S. government and agency securities	17,751	29,519	47,270	25%
Corporate bonds and notes	—	67,009	67,009	35%
Asset-backed securities	—	27,433	27,433	14%
Mortgage-backed securities	—	43,176	43,176	23%

Total investment assets	$23,973	$167,137	$191,110	100%

	April 1, 2012
	Level 1	Level 2	Total
Assets:
Money market funds	$3,088	$—	$3,088	2%
U.S. government and agency securities	16,282	28,544	44,826	23%
Corporate bonds and notes	—	69,234	69,234	36%
Asset-backed securities	—	26,364	26,364	14%
Mortgage-backed securities	—	47,244	47,244	25%

Total investment assets	$19,370	$171,386	$190,756	100%

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	July 1, 2012	April 1, 2012
Cash and cash equivalents
Cash at financial institutions	$4,003	$5,626

Cash equivalents
Money market funds	6,222	3,088

Total cash and cash equivalents	$10,225	$8,714

Available-for-sale securities
U.S. government and agency securities	$47,270	$44,826
Corporate bonds and notes	67,009	69,234
Asset-backed securities	27,433	26,364
Mortgage-backed securities	43,176	47,244

Total short-term marketable securities	$184,888	$187,668

Our marketable securities include U.S. government and agency securities, corporate bonds and notes, and asset-backed and mortgage-backed securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase.

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

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011
Gross realized gains	$240	$170
Gross realized losses	(278)	(214)

Net realized losses	$(38)	$(44)

The following table summarizes our investments in marketable securities as of the dates indicated below, (in thousands):

	July 1, 2012
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$6,222	$—	$—	$—	$6,222
U.S. government and agency securities	47,160	115	(5)	110	47,270
Corporate bonds and notes	66,814	274	(79)	195	67,009
Asset-backed securities	27,394	68	(29)	39	27,433
Mortgage-backed securities	43,173	215	(212)	3	43,176

Total investments	$190,763	$672	$(325)	$347	$191,110

	April 1, 2012
		Unrealized
	Amortized Cost	Gross Gains (1)	Gross Losses (1)	Net Gain (Loss) (1)	Fair Value
Money market funds	$3,088	$—	$—	$—	$3,088
U.S. government and agency securities	44,687	189	(50)	139	44,826
Corporate bonds and notes	68,857	410	(33)	377	69,234
Asset-backed securities	26,353	55	(44)	11	26,364
Mortgage-backed securities	47,117	286	(159)	127	47,244

Total investments	$190,102	$940	$(286)	$654	$190,756

(1)	Gross of tax impact

Our asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of July 1, 2012, we have sufficient liquidity and do not intend to sell these securities to fund normal operations or realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three months ended July 1, 2012 and July 3, 2011, respectively, there were no investments identified with other-than-temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of the dates indicated below were as follows (in thousands):

	July 1, 2012		April 1, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$62,046	$62,067	$48,978	$49,011
Due in 1 to 5 years	128,717	129,043	141,124	141,745

Total	$190,763	$191,110	$190,102	$190,756

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated below, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	July 1, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$5,988	$(5)	$—	$—	$5,988	$(5)
Corporate bonds and notes	16,374	(75)	201	(4)	16,575	(79)
Asset-backed securities	2,384	(11)	2,035	(18)	4,419	(29)
Mortgage-backed securities	18,143	(173)	2,125	(39)	20,268	(212)

Total	$42,889	$(264)	$4,361	$(61)	$47,250	$(325)

	April 1, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$16,175	$(50)	$—	$—	$16,175	$(50)
Corporate bonds and notes	11,685	(33)	—	—	11,685	(33)
Asset-backed securities	3,516	(5)	3,786	(39)	7,302	(44)
Mortgage-backed securities	16,435	(108)	2,417	(51)	18,852	(159)

Total	$47,811	$(196)	$6,203	$(90)	$54,014	$(286)

NOTE 5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment. As of July 1, 2012, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	July 1, 2012			April 1, 2012
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$35,236	$(28,151)	$7,085	$34,848	$(27,286)	$7,562
Patents/Core technology	3,736	(2,983)	753	3,736	(2,855)	881
Distributor relationships	1,264	(1,144)	120	1,264	(1,119)	145
Customer relationships	2,905	(1,833)	1,072	2,905	(1,751)	1,154
Tradenames/Trademarks	1,025	(1,025)	—	1,025	(1,012)	13

Total	$44,166	$(35,136)	$9,030	$43,778	$(34,023)	$9,755

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

As of July 1, 2012, there were no indicators that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows:

		Three Months Ended
	Weighted Average Lives	July 1, 2012	July 3, 2011
	(in months)	(in thousands)
Existing technology	66	$865	$949
Patents/Core technology	61	128	129
Distributor relationships	72	25	25
Customer relationships	80	82	81
Tradenames/Trademarks	35	13	67

Total		$1,113	$1,251

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2013 (9 months remaining)	$3,127
2014	3,692
2015	1,301
2016	704
2017	182
2018 and thereafter	24

Total estimated amortization	$9,030

NOTE 6.	LONG-TERM INVESTMENT

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	July 1, 2012	April 1, 2012
Beginning balance	$1,273	$1,563
Contributions	15	114
Capital distributions	—	(404)

Ending balance	$1,288	$1,273

We have made approximately $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $15,000 to the fund during the three months ended July 1, 2012. In the three months ended July 1, 2012, the limited partners of the Skypoint Fund agreed to extend the term of the Skypoint Fund for one additional year. As of July 1, 2012, we do not have any further capital commitments.

The carrying amount of $1.3 million is net of capital contributions, cumulative impairment charges and capital distributions.

Impairment

We analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no other-than-temporary impairment, and therefore we did not record an impairment charge for Skypoint Fund in either the three months ended July 1, 2012 or the three months ended July 3, 2011.

NOTE 7.	RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of July 1, 2012. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances, which are similar to those other external distributor partners. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales for the periods indicated below were as follows:

	Three Months Ended
	July 1, 2012	July 3, 2011
Future	34%	32%

Related party expenses for marketing promotional materials reimbursed were not significant for either the three months ended July 1, 2012 or the three months ended July 3, 2011.

NOTE 8.	RESTRUCTURING CHARGES AND EXIT COSTS

In fiscal year 2012, we incurred restructuring charges and exit costs totaling $14.2 million, of which $0.3 million was recorded in the first quarter and $13.9 million was recorded in the fourth quarter.

During the first quarter of fiscal year 2013, we incurred additional restructuring charges and exit costs of $0.9 million, primarily consisting of severance benefits.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

Restructuring Costs
Balance at April 1, 2012	$8,041
Additional accruals	885
Payments	(3,669)
Non-cash charges	(65)

Balance at July 1, 2012	5,192
Less: Long-term portion	(2,527)

Current portion	$2,665

NOTE 9.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	July 1, 2012	April 1, 2012
Work-in-process and raw materials	$7,969	$7,590
Finished goods	8,269	10,784

Total inventories	$16,238	$18,374

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	July 1, 2012	April 1, 2012
Short-term lease financing obligations	$2,826	$3,216
Accrued restructuring charges and exit costs	2,665	5,699
Accrued legal and professional services	2,217	2,325
Accrued manufacturing expenses, royalties and licenses	860	696
Accrued sales and marketing expenses	677	937
Other	800	742

Total other current liabilities	$10,045	$13,615

NOTE 10.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share reflects the potential dilution that would occur if outstanding stock options or warrants to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding restricted stock units (“RSUs”) was issued.

The following table summarizes our loss per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended
	July 1, 2012	July 3, 2011

Net loss	$(576)	$(1,426)

Shares used in computation of loss per share	45,388	44,599

Loss per share – basic and diluted	$(0.01)	$(0.03)

All outstanding stock options and restricted stock units (“RSUs”) are potentially dilutive securities, and as of July 1, 2012 and July 3, 2011, the combined total of stock options, warrants to purchase common stock and RSUs were 6.8 million and 6.4 million shares, respectively. Warrants to purchase common stock of approximately 0.3 million shares expired unexercised in the first quarter of fiscal year 2012. However, since we had net losses in all periods presented, no potentially dilutive securities were included in the computation of dilutive shares, as inclusion of such shares would have been anti-dilutive. Accordingly, basic and diluted net loss per share were the same in each period presented

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

During the three months ended July 1, 2012 and the twelve months ended April 1, 2012, we did not repurchase any shares under the 2007 SRP. As of July 1, 2012, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

NOTE 12.	STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of July 1, 2012	Three Months Ended July 1, 2012
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price
Authorized to issue	4,500
Reserved for future issuance	1,412
Issued		6	$7.67

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and the Sipex Corporation 2006 Equity Incentive Plan (the “Sipex Plan”) assumed in connection with the August 2007 acquisition of Sipex Corporation. The Sipex Corporation 2000 Non-Qualified Stock Option Plan expired October 31, 2010, and the Sipex Corporation 2002 Non-Qualified Stock Option Plan expired October 1, 2011.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plan are only available to former Sipex Corporation’s employees or employees of Exar hired after the Sipex Corporation acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At July 1, 2012, there were 5.0 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the three months ended July 1, 2012 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at April 1, 2012	6,345,307	$7.23	4.67	$9,474	1,193
Granted	716,200	8.02
Exercised	(312,007)	6.67
Cancelled	(24,151)	7.17
Forfeited	(628,898)	6.29

Balance at July 1, 2012	6,096,451	$7.45	4.53	$6,658	2,490

Vested and expected to vest, July 1, 2012	5,411,621	$7.53	4.29	$5,763
Vested and exercisable, July 1, 2012	2,490,125	$8.48	2.21	$1,558

(1)	The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $8.13 and $8.40 as of July 1, 2012 and April 1, 2012, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our Chief Executive Officer, President and Director (“CEO”). The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year for vesting except for the last installment. If the financial measures are not met for two consecutive years, the options will be forfeited except for the last installment which will be forfeited at the end of fiscal year 2016. In the three months ended July 1, 2012, we recorded $65,000 of compensation expense for these options.

Options exercised for the periods indicated below were as follows (in thousands):

	July 1, 2012	July 3, 2011
Intrinsic value of options exercised	$398	$5

RSU Activities

Our RSU transactions during the three months ended July 1, 2012 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)	Unrecognized Stock-based Compensation Cost(2) (in thousands)
Unvested at April 1, 2012	604,655	$7.13	2.38	$5,079	$3,537
Granted	161,254	8.29
Issued and released	(39,005)	7.54
Cancelled	(79,250)	6.96

Unvested at July 1, 2012	647,654	$7.41	2.10	$5,265	$3,506

Vested and expected to vest, July 1, 2012	491,898		1.98	$3,999

(1)	The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.
(2)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs less estimated forfeitures was recognized on a straight-line basis, over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting schedule requires continued service through each annual vesting date. During the three months ended July 1, 2012 and July 3, 2011, compensation expense of $0 and $27,000 were recorded, respectively, to reflect the achievement of these performance targets.

In March 2012, we granted 300,000 performance-based RSUs to our CEO. The RSUs are scheduled to start vesting in three equal annual installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. In the three months ended July 1, 2012, we recorded $112,000 compensation expense for these awards.

In April 2012, we granted 29,000 bonus RSUs to our CEO. The RSUs shall vest 25% on the date that is six months after the commencement of the fiscal year 2013; 25% on the last day of fiscal year 2013; and the remaining 50% when and if our Board of Directors determines that certain targets under the Fiscal Year 2013 Executive Management Incentive Program (“2013 Incentive Program”) have been met. In the three months ended July 1, 2012, we recorded $94,000 compensation expense for these awards.

In June 2012, we announced the 2013 Incentive Program. Under the 2013 Incentive Program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. If we believe that it is probable that the performance measures under this program will be achieved, the stock-based compensation for the awards could result in additional expense in fiscal year 2013 for performance at various levels. In the three months ended July 1, 2012, we did not record any compensation expense related to the 2013 Incentive Program.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011
Cost of sales	$(15)	$59
Research and development	(126)	302
Selling, general and administrative	315	523

Total Stock-based compensation expense	$174	$884

The stock-based compensation expense capitalized as inventory was not significant for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the three months ended July 1, 2012:

	July 1, 2012
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$7,522	2.97
RSUs (1)	3,506	2.95

Total Stock-based compensation expense	$11,028

(1)	For RSUs, stock-based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.

Valuation Assumptions

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management’s judgment which include the expected term of the stock-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended
	July 1, 2012	July 3, 2011
Expected term of options (years)	4.2	4.3
Risk-free interest rate	0.6%	1.5%
Expected volatility	42%	41%
Expected dividend yield	—	—
Weighted average estimated fair value	$2.75	$2.15

NOTE 13.	LEASE FINANCING OBLIGATION

We have acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $1.1 million in July 2009 under a three-year license, $1.3 million in December 2009 under a 28-month license, $1.0 million in June 2010 under a three-year license, $5.8 million in October 2011 under a three-year license and $4.5 million in December 2011 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The related design tool obligations were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of July 1, 2012 and April 1, 2012, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

Amortization of the design tools recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011
Amortization expense	$895	$894

Future minimum lease and sublease income payments for the lease financing obligations as of July 1, 2012 are as follows (in thousands):

Fiscal Years	Design tools
2013 (9 months remaining)	$2,826
2014	2,946
2015	814

Total minimum lease payments	6,586
Less: amount representing interest	304

Present value of minimum lease payments	6,282
Less: short-term lease financing obligation	2,826

Long-term lease financing obligations	$3,456

Interest expense for the lease financing obligation for the periods indicated below was as follows (in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011
Interest expense	$34	$60

In the course of our business, we enter into arrangements accounted for as operating leases related to engineering design software licenses and office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011
Rent expense	$133	$388

Our future minimum lease payments for the lease operating obligations as of July 1, 2012 are as follows (in thousands):

Fiscal Years	Facilities
2013 (9 months remaining)	$302
2014	80
2015	72
2016	72
2017 and thereafter	91

Total minimum lease payments	$617

NOTE 14.	COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals. The frequency and number of wells monitored at the site was reduced with prior regulatory approval for a plume stability analysis as an initial step towards site closure. No significant rebound concentrations have been observed. The groundwater treatment system remains shut down. In July 2008, we evaluated the effectiveness of the plume stability and decided to initiate an alternative treatment program to pursue a no further action order for the site. In April 2012, the San Francisco Bay Regional Water Quality Control Board approved our application for low-threat closure and rescinded the previous cleanup order. We are now in the process of negotiating a deed restriction for the site and sealing the monitoring wells before the San Francisco Bay Regional Water Quality Control Board issues a No Further Action letter.

Outstanding liabilities for remediation activities, net of payments consisted of the following as of the dates indicated (in thousands):

	July 1, 2012	April 1, 2012
Liabilities for remediation activities	$57	$65

In a letter dated March 27, 2012, the Company was notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex Corporation. The letter was also addressed to prior and current property owners and tenants (collectively “property owners”). ACWD requested that the property owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the property owner filed with ACWD a report of its investigation/characterization activities and analytical data obtained. We have received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MicroPower Systems, Inc. (“MPSI”) made two separate hazmat deliveries to the site. DTSC has requested that companies that had hazardous waste treated at the site participate in further assessment and remediation activities. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months and occasionally we may provide an extended warranty from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of July 1, 2012 and April 1, 2012 were immaterial.

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

NOTE 15.	LEGAL PROCEEDINGS

On August 2, 2011, a lawsuit was filed in the Superior Court of California in the County of Santa Clara by Mission West Properties, L.P., the lessor for the Hillview Facility naming us as a defendant (Santa Clara County Superior Court case No. 1-11-CV-206456). The lawsuit asserts various monetary and equitable claims, but essentially seeks recovery of remediation and restoration costs in the amount of $3.0 million, which we assert are inflated and unsubstantiated. We also dispute liability in connection with claims by Mission West Properties, L.P. regarding the extent of restoration mandated by the lease. On November 21, 2011, we filed an Amended Cross-Complaint against Mission West Properties, L.P. for the following Causes of Action: (1) Promissory Fraud; (2) Breach of the Covenant of Good Faith and Fair Dealing; (3) Contract Reformation; and (4) for Deposit in Court. The Cross-Complaint also asserts the following causes of action against our former subtenant, Kovio, Inc.: (1) Declaratory Relief and Indemnity; (2) Breach of Contract; and (3) for Deposit in Court. Responsive pleadings have been filed by the Cross-Defendants. Mission West Properties, L.P. has sought leave to amend its Complaint to assert additional claims for fraud, negligent misrepresentation and breach of contract. On July 30, 2012, Court denied the motion without prejudice. Discovery, including depositions of key witnesses, has begun but is currently informally stayed pending resolution of the motion. No substantive hearings in court have taken place. An accrual of $1.2 million has been recorded as the estimated amount to settle claims. Attorney’s fees and costs, which are expensed as incurred, will also be incurred in connection with this litigation.

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 16.	INCOME TAXES

During the three months ended July 1, 2012, we recorded an income tax expense of approximately $22,000. The income tax expense was primarily due to expenses related to foreign taxable income. During the three months ended July 3, 2011, we recorded an income tax benefit of $77,000. The income tax benefit was primarily due to the allocation of tax benefits between continuing operations and other comprehensive income as prescribed in ASC 740 when applying the exception to the intraperiod allocation rule.

During the three months ended July 1, 2012, the unrecognized tax benefits increased by $42,000 to $16.9 million. The increase was primarily a result of increased unrecognized tax benefit on R&D tax credits. If recognized, $14.3 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance for deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	July 1, 2012	April 1, 2012
Accrued interest and penalties	$280	$295

Our only major tax jurisdictions are the United States federal and various U.S. states. The fiscal years 2003 through 2013 remain open and subject to examinations by the appropriate governmental agencies in the United States and in certain of our U.S. state jurisdictions.

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

Our net sales by product line for the periods indicated below were as follows (in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011
Connectivity	$16,028	$19,038
Power management	6,602	7,297
Datacom and storage	3,689	3,894
Communications	2,932	6,749

Total net sales	$29,251	$36,978

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended
	July 1, 2012	July 3, 2011
China	$9,990	$12,551
United States	6,192	9,119
Singapore	4,036	3,888
Germany	3,038	4,453
Europe (excluding Germany)	1,105	1,672
Rest of world	4,890	5,295

Total net sales	$29,251	$36,978

Substantially all of our long-lived assets at each of July 1, 2012 and April 1, 2012 were located in the United States.

We sell our products to distributors and original equipment manufacturers (“OEM”) (or their designated subcontract manufacturers) throughout the world. The following distributors accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended
	July 1, 2012	July 3, 2011
Distributor A	34%	32%
Distributor B	*	12%
Distributor C	10%	*

*	Net sales for this distributor for this period were less than 10% of our net sales.

No other OEM customer or distributor accounted for 10% or more of the net sales for the three months ended July 1, 2012 and July 3, 2011, respectively.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated:

	July 1, 2012	April 1, 2012
Distributor A	29%	29%
Distributor B	11%	14%
Distributor D	11%	10%

No other customer or distributor accounted for 10% or more of the net accounts receivable as of July 1, 2012 and April 1, 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R & D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward looking statement included in this Form 10-Q. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors”, as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three months ended July 1, 2012 are not necessarily indicative of results to be expected for any future period.

BUSINESS OVERVIEW

We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for data communication, networking, storage, consumer and industrial consumer applications. Our product portfolio includes power management and connectivity components, communications products, network security and storage optimization solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology, has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, networking and telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are sold in the United States through a number of manufacturers’ representatives and distributors. Internationally, our products are sold through various regional and country specific distributors. Globally, these channel partners are assisted and managed by our regional sales teams. In addition to our regional sales teams, we also employ a worldwide team of field application engineers to work directly with our customers.

Our international sales consist of sales that are denominated in U.S. dollars. Our international related operating expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currencies while our sales are denominated in U.S. dollars. Our operating results are subject to fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Part II, Item 1A. Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2013 and fiscal year 2012 consist of 52 and 53 weeks, respectively. The first fiscal quarter of fiscal years 2013 and 2012 consist of 13 and 14 weeks, respectively.

Business Outlook

We experienced a sequential quarterly increase of 5% in our net sales in the first quarter of fiscal year 2013 as compared to the fourth quarter of fiscal year 2012. The increase in net sales as compared to the immediately prior quarter was primarily attributed to the growth in our Datacom and Storage and Communications product lines. Operating expenses decreased significantly from $30.5 million in the fourth quarter of fiscal year 2012 to $14.0 in the first quarter of fiscal year 2013, due to a significant decrease in restructuring charges and exit costs from $12.7 million to $0.8 million quarter-to-quarter. Excluding restructuring charges and exit costs, operating expenses fell $4.6 million when compared to the prior quarter due to the lower headcount and expense run rates remaining after the restructuring. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products. In the second fiscal quarter of fiscal year 2013 compared to the first quarter, we expect sales and operating expenses to increase slightly and gross margin to remain approximately the same.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and accompanying disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) income taxes; (4) stock-based compensation; (5) goodwill; (6) long-lived assets; and (7) valuation of business combinations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

RESULTS OF OPERATIONS

The first quarter of fiscal years 2013 and 2012 consist of 13 and 14 weeks, respectively. In the following discussion of the results of operations, the fiscal year 2013 quarter amounts are less than the fiscal year 2012 quarter amounts due to the shorter quarter length, in addition to the other explanations cited below.

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 1, 2012		July 3, 2011		Change
Net Sales:
Connectivity	$16,028	55%	$19,038	51%	(16)%
Power management	6,602	23%	7,297	20%	(10)%
Datacom and storage	3,689	12%	3,894	11%	(5)%
Communication	2,932	10%	6,749	18%	(57)%

Total	$29,251	100%	$36,978	100%

Software net sales have not been a significant part of our total net sales.

Connectivity

Net sales of connectivity products, including UARTs as well as serial transceiver products, for the three months ended July 1, 2012 decreased by $3.0 million as compared to the same period a year ago, due to lower sales volume across all regions and channels and average selling price erosion on serial transceiver products of $0.5 million.

Power Management

Power management products, including DC-DC regulators and LED drivers, for the three months ended July 1, 2012 decreased by $0.7 million as compared to the same period a year ago, primarily due to lower sales volume throughout our Asia region.

Datacom and Storage

Net sales of datacom and storage products, including network access and storage products, encryption and data reduction and packet processing products, decreased $0.2 million as compared to the same period a year ago. The decrease in net sales was primarily due to lower security processor sales volume to our customers.

Communication

Net sales of communication products, including network access, transmission and transport products, for the three months ended July 1, 2012 decreased $3.8 million as compared to the same period a year ago. The decrease in net sales of these products is primarily due to lower sales volume of legacy SONET, T/E carrier and packet based devices.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 1, 2012		July 3, 2011		Change
Net Sales:
Sell-through distributors	$17,152	59%	$21,750	59%	(21)%
Direct and others	12,099	41%	15,228	41%	(21)%

Total	$29,251	100%	$36,978	100%

Net sales to our distributors for which we recognize revenue on the sell-through basis for the three months ended July 1, 2012 decreased by $4.6 million as compared to the same period a year ago, due to lower sales volume across all product lines and average selling price erosion on serial transceiver products of $0.3 million.

Net sales to our direct customers and other distributors for the three months ended July 1, 2012 decreased by $3.1 million, primarily attributable to lower sales volume of our Communications and Connectivity product lines and average selling price erosion on serial transceiver products of $0.2 million.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 1, 2012		July 3, 2011		Change
Net Sales:
Asia	$18,787	64%	$21,473	58%	(13)%
Americas	6,321	22%	9,380	25%	(33)%
EMEA	4,143	14%	6,125	17%	(32)%

Total	$29,251	100%	$36,978	100%

Net sales in Asia for the three months ended July 1, 2012 decreased by $2.7 million as compared to the same period a year ago, due to lower sales volume across all of our product lines in the region with the exception of Datacom and storage products and average selling price erosion on serial transceiver products of $0.5 million.

Net sales in Americas for the three months ended July 1, 2012 decreased by $3.1 million as compared to the same period a year ago, due to lower sales volume across all of our product lines in the region with the exception of Power management products.

Net sales in EMEA for the three months ended July 1, 2012 decreased by $2.0 million as compared to the same period a year ago, due to lower sales volume across all of our product lines in the region.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended
	July 1, 2012		July 3, 2011		Change
Net Sales	$29,251		$36,978
Cost of sales:
Cost of sales	15,463	53%	19,232	52%	(20)%
Amortization of acquired intangible assets	919	3%	905	2%	2%

Gross profit	$12,869	44%	$16,841	46%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing, engineering and support;

•	the cost of stock-based compensation associated with manufacturing, engineering and support personnel;

•	the amortization of purchased intangible assets and acquired intellectual property;

•	the fair value adjustment of acquired inventories;

•	the provision for excess and obsolete inventory;

•	the sale of previously reserved inventory, and

•	provisions for restructuring charges and exit costs.

Gross profit as a percentage of net sales for the three months ended July 1, 2012 decreased by approximately 2% as compared to the same period a year ago. The decrease in gross profit percentage was primarily due to unfavorable product mix.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, sales mix, manufacturing costs, our ability to leverage fixed operational costs across increased shipment volumes and competitive pricing pressure on our products. We reduced employee-related costs through restructuring activities in the fourth quarter of fiscal year 2012. We began to realize the reduction in the underlying costs in the first quarter of fiscal year 2013.

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	July 1, 2012		July 3, 2011		Change
Net Sales	$29,251		$36,978
R&D expense	5,449	19%	9,280	25%	(41)%
SG&A expense	7,782	27%	9,542	26%	(18)%
Restructuring charges and exit costs	804	3%	173	—	365%

Research and Development (“R&D”)

Our R&D expenses consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, and engineering supplies and services;

•	amortization of acquired intangible assets such as existing technology and patents/core technology; and

•	facilities expenses.

R&D expenses for the three months ended July 1, 2012 decreased $3.8 million, or 41%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related expenses resulting from our reduction in force in the fourth quarter of fiscal year 2012 and lower maintenance costs on our design software.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. For the first quarter of fiscal years 2013 and 2012, we offset $0.5 million and $1.5 million of R&D expenses in connection with this agreement, respectively.

We believe that R&D expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, higher mask costs in connection with advanced process geometries, increased investment in software development, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract. We reduced employee related costs, rent and electronic design automation tool expenses through restructuring activities in the fourth quarter of fiscal year 2012. In connection with the restructuring, we eliminated our internal capability to physically design deep submicron products and adopted an outsourcing model instead. Partially offsetting our cost reductions, we will incur incremental subcontract costs for deep submicron design, will hire engineers to execute our strategy and expect salary increases, profit sharing costs and a year over year reduction in reimbursement under R&D contract. We began to realize the net cost reduction in the first quarter of fiscal year 2013.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

SG&A expenses for the three months ended July 1, 2012 decreased $1.8 million, or 18%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related costs, incentives and professional fees.

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions, legal costs, incentives and annual merit increases. We reduced employee related costs through restructuring activities in the fourth quarter of fiscal year 2012. We began to realize the net cost reduction in the first quarter of fiscal year 2013.

Restructuring Charges and Exit Costs

During the first quarter of fiscal year 2013 and 2012, we incurred additional restructuring charges and exit costs of $0.8 million and $0.2 million, respectively, primarily consisting of severance benefits. See “Note 8 – Restructuring Charges and Exit Costs.”

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	July 1, 2012		July 3, 2011		Change
Net Sales	$29,251		$36,978
Interest income and other, net	646	2%	711	2%	(9)%
Interest expense	(34)	—	(60)	—	(43)%

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	foreign exchange gains or losses; and

•	realized gains or losses on marketable securities.

The decrease in interest income and other, net during the three months ended July 1, 2012 as compared to the same period a year ago was primarily attributable to a decrease in interest income as a result of lower yield related to our cash investments and lower invested cash balances.

Interest Expense

We have acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $1.1 million in July 2009 under a three-year license, $1.3 million in December 2009 under a 28-month license, $1.0 million in June 2010 under a three-year license, $5.8 million in October 2011 under a three-year license, and $4.5 million in December 2011 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The related design tool obligations were included in other accrued expenses and in the lease financing obligation in our condensed consolidated balance sheets as of July 1, 2012 and April 1, 2012, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

Interest expenses recorded for the design tools capital lease obligations for the periods indicated below were as follow (in thousands).

	Three Months Ended
	July 1, 2012	July 3, 2011
Interest expense – design tools	$34	$60

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line on the consolidated statements of operations. Declines in value of our investments both marketable and non-marketable, judged to be other-than-temporary, are reported in the impairment charges on investments line in the consolidated statements of operations.

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invests primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. Any decline in the value of our non-marketable investments is reported in the impairment charges on investments line in condensed consolidated statements of operations. We did not record any impairment charges after our assessment of the valuation of the fund performance in either the three months ended July 1, 2012 or July 3, 2011.

Provision for (Benefit from) Income Taxes

During the three months ended July 1, 2012, we recorded an income tax expense of approximately $22,000, which was primarily due to expenses related to foreign taxable income. During the three months ended July 3, 2011, we recorded an income tax benefit of $77,000, which was primarily due to the allocation of tax benefits between continuing operations and other comprehensive income as prescribed in ASC 740 when applying the exception to the intraperiod allocation rule.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	July 1, 2012	July 3, 2011
	(dollars in thousands)
Cash and cash equivalents	$10,225	$23,352
Short-term investments	184,888	179,070

Total cash, cash equivalents, and short-term investments	$195,113	$202,422

Percentage of total assets	72%	70%

Net cash provided by (used in) operating activities	$(2,261)	$2,002
Net cash provided by investing activities	1,959	6,680
Net cash provided by (used in) financing activities	1,813	(369)

Net increase in cash and cash equivalents	$1,511	$8,313

Our net loss was approximately $0.6 million for the three months ended July 1, 2012. After adjustments for non-cash items and changes in working capital, we used $2.3 million of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $3.0 million; and

•	stock-based compensation expense of $0.2 million.

Working capital changes included:

•	a $3.3 million increase in accounts receivable primarily due to an increase in revenue and the timing of shipments;

•	a $2.1 million decrease in inventory due to an increase in shipments;

•	a $3.0 million decrease in accrued restructuring charges and exit costs due to payments made.

In the three months ended July 1, 2012, net cash provided by investing activities reflects net proceeds from sales and maturities of short-term marketable securities of $2.4 million offset by $0.5 million in purchases of property, plant and equipment and intellectual property.

In the three months ended July 1, 2012, net cash provided by financing activities reflects $2.1 million of proceeds associated with our employee stock plans partially offset by the $0.3 million repayment of lease financing obligations.

Fiscal Year 2012

Our net loss was approximately $1.4 million for the three months ended July 3, 2011. After adjustments for non-cash items and changes in working capital, we generated $2.0 million of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $3.5 million; and

•	stock-based compensation expense of $0.9 million.

Working capital changes included:

•	a $4.3 million increase in accounts receivable primarily due to higher shipments to our sell-through distributors;

•	a $1.8 million decrease in inventories primarily due to higher shipments; and

•	a $2.1 million increase in deferred income and allowances on sales to distributors and related party as our distributors and related party increased their inventories.

In the three months ended July 3, 2011, net cash provided by investing activities reflects net proceeds from sales and maturities of short-term marketable securities of $7.1 million offset by $0.5 million in purchases of property, plant and equipment and intellectual property.

In the three months ended July 3, 2011, net cash used in financing activities reflects the $0.7 million repayment of lease financing obligations partially offset by $0.3 million of proceeds associated with our employee stock plans.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the three months ended July 1, 2012 and the twelve months ended April 1, 2012, we did not repurchase any shares under the 2007 SRP. As of July 1, 2012, the remaining authorized amount for stock repurchases under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

To date, inflation has not had a significant impact on our operating results.

We believe that our cash and cash equivalents, short-term marketable securities and expected cash flows from operations will be sufficient to satisfy working capital requirements, capital equipment and intellectual property needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, which would have a material adverse effect on our financial condition and results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments that we believe are complementary to our design expertise and market strategy. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 2 – Recent Accounting Pronouncements.”

OFF-BALANCE SHEET ARRANGEMENTS

We have not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Note 14. Commitments and Contingencies” to the condensed consolidated financial statements for further discussion of our product warranty liabilities and indemnification obligations.

As discussed in “Note 14. Commitments and Contingencies,” during the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at July 1, 2012 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$23,183	$23,183	$—	$—	$—
Lease obligations (2)	617	327	145	145	—

Total	$23,800	$23,510	$145	$145	$—

(1)	We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash and cash equivalent balances.
(2)	Includes lease payments related to worldwide offices and buildings.

Other commitments

As of July 1, 2012, our unrecognized tax benefits were $16.9 million, of which $3.6 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expires. See “Note 16 – Income Taxes.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At July 1, 2012, we did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $191.1 million as of July 1, 2012 and $190.8 million as of April 1, 2012. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of July 1, 2012, the increase or decline in the fair value of the portfolio would not be material. At July 1, 2012, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of $0.5 million, net of taxes.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At July 1, 2012, short-term investments consisted of asset and mortgage-backed securities, corporate bonds and notes and government agency securities of $184.9 million.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of July 1, 2012.

Inherent Limitations on the Effectiveness of Disclosure Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure in “Notes to Condensed Consolidated Financial Statements, Note 15 – Legal Proceedings” contained in “Part I, Item 1. Financial Statements” is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

We are subject to the following risks, as well as others, that could materially and adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended April 1, 2012 should be carefully considered. The risks and uncertainties described below and in our Annual Report on Form 10-K for our fiscal year ended April 1, 2012 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations if circumstances change. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

The continuing debt crisis and political uncertainties in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. In addition, the downgrade of the U.S. credit rating and the ongoing European debt crisis have contributed to the instability in global credit markets. These uncertainties have been compounded by effects of natural disasters in other parts of the world, such as Asia. We are unable to predict the impact of these events, and if economic and political conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets. Our business and results of operations could be materially and adversely affected as a result of these conditions.

Volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the U.S. and internationally. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global and domestic economic and market conditions persist or deteriorate, we may experience further material adverse impacts on our business, operating results and financial condition which could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies. Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our business partners, our customers and our suppliers. These conditions could impair the ability of our customers to pay for products they have purchased from us. As a result, allowances for doubtful accounts and write-offs of accounts receivable from our customers may increase. In addition, our suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply us with the parts we need to manufacture our products.

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

•

if recent restructuring activities insufficiently lower our operating expense or we fail to execute on our growth strategy, our restructuring efforts may not be successful and we may not be able to realize the cost savings and other anticipated benefits;

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

•

continued volatility in the markets and prices for commodities, such as gold, and raw materials we use in our products and in our supply chain, could have a material adverse effect on our costs, gross margins, and profitability;

•

if distributors of our products experience declining revenues, experience difficulty obtaining financing in the capital and credit markets to purchase our products or experience severe financial difficulty, it could result in insolvency, reduced orders for our products, order cancellations, inability to timely meet payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expenses associated with collection efforts and increased bad debt expenses;

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

If we are unable to grow or secure and convert a significant portion of our design wins into revenue, our business, financial condition and results of operations would be materially and adversely impacted.

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if their end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers, consolidations, changing market requirements or cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If we fail to grow and convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under continued uncertain global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

If we fail to develop, introduce or enhance products that meet evolving needs or which are necessitated by technological advances, or we are unable to grow revenue in our served markets, then our business, financial condition and results of operations could be materially and adversely impacted.

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing or disruptive technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure from lower priced solutions;

•	increasing product development costs;

•	finite market windows for product introductions.

•	design-to-production cycles;

•	increasing functional integration;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	moderate to slow growth;

•	frequent product introductions and enhancements; and

•	changing competitive landscape (consolidation, financial viability).

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

Future and Nu Horizons (now a wholly-owned subsidiary of Arrow Electronics, Inc.) have historically accounted for a significant portion of our revenues and they are our two primary distributors worldwide. We anticipate that sales of our products to these distributors will continue to account for a significant portion of our revenues. The loss of either Future or Nu Horizons as a distributor, for any reason, or a significant reduction in orders from either of them would materially and adversely affect our business, financial condition and results of operations.

Sales to Future and Nu Horizons are made under agreements that provide protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by Future and Nu Horizons declined dramatically. Our distributor agreements with Future and Nu Horizons do not contain minimum purchase commitments. As a result, Future and Nu Horizons could cease purchasing our products with short notice or cease distributing our products. In addition, they may defer or cancel orders without penalty, which would likely cause our revenues to decline and materially and adversely impact our business, financial condition and results of operations.

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

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. Due to the possibility of customer changes in delivery schedules and quantities actually purchased, cancellation of orders, distributor returns or price reductions, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. The still unsettled and weak economy increases the risk of purchase order cancellations or delays, product returns and price reductions. We may not be able to meet our expected revenue levels or results of operations if there is a reduction in our order backlog for any particular period and we are unable to replace those sales during the same period. Our forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors, loss of previous design wins, adverse changes in our product order mix and demand for our customers’ products or models. As a consequence of these factors and other inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, either of which can materially and adversely impact our business, financial condition and results of operations. Due to the unpredictability of global economic conditions and increased difficulty in forecasting demand for our products, we could experience an increase in inventory levels.

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

New and current process technologies or products can be subject to wide variations in manufacturing yields and efficiency. Our foundries or the foundries of our suppliers may experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays. Further, if the products manufactured by our foundries contain production defects, reliability issues or quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may cancel orders or be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

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

Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. Any delays or shortages would likely materially and adversely impact our business, financial condition and results of operations. In particular, the products produced from the wafers manufactured by Silan currently constitute a significant part of our total revenue, and so any delay, reduction or elimination of our ability to obtain wafers from either foundry could materially and adversely impact our business, financial condition and results of operations.

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

Under certain circumstances, including a company acquisition, significant restructuring or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability or willingness to offer meaningful competitive equity compensation and incentive plans to as many key employees or in amounts consistent with market practices may also adversely affect our ability to retain and incentivize key employees, all of whom have been granted equity awards and participate in company incentive plans. In addition, competitors may recruit our employees, as is common in the high tech sector. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruiting and training costs.

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times, competition for such employees has been particularly notable in California and People’s Republic of China (“PRC”). Further, the PRC historically has different managing principles from Western style management and financial reporting concepts and practices, as well as different banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards, which could materially and adversely impact our business, financial condition and results of operations.

Our employees are employed “at-will”, which means that they can terminate their employment at any time. Our international locations are subject to local labor laws, which are often significantly different from U.S. labor laws and which may under certain conditions, result in large separation costs upon termination. Further, employing individuals in international locations is subject to other risks inherent in international operations, such as those discussed with respect to international sales below, among others. The failure to recruit and retain, as necessary, key design engineers and technical, sales, marketing and executive personnel could materially and adversely impact our business, financial condition and results of operations.

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of products from suppliers due to limited visibility into customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization of unabsorbed fixed manufacturing costs;

•	the impact of our revenue recognition policies on reported results; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand if customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights; and

•	changes in or continuation of certain tax provisions.

Our fixed operating expenses and practice of ordering materials in anticipation of projected customer demand could make it difficult for us to respond effectively to sudden swings in demand and result in higher than expected costs and excess inventory. Such sudden swings in demand could therefore have a material adverse impact on our business, financial condition and results of operations.

Our operating expenses are relatively fixed in the short to medium term, and therefore we have limited ability to reduce expenses quickly and sufficiently in response to any revenue shortfall. In addition, we typically plan our production and inventory levels based on forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. This incremental cost could have a material adverse impact on our business, financial condition and results of operations.

We have made, and in the future may make, acquisitions and significant strategic equity investments, which may involve a number of risks. If we are unable to address these risks successfully, such acquisitions and investments could have a material adverse effect on our business, financial condition and results of operations.

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

A portion of our revenue is derived from selling integrated circuits to equipment manufactures. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete their design, test and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine months. The customers of equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers. Due to the length of the equipment manufactures’ product development cycle, the risks of project cancellation by our customers, price erosion or volume reduction are common aspects of such engagements.

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

As of July 1, 2012, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 17% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 15% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions enable Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Although we have no reason to believe it to be the case, the interests of these significant stockholders could conflict with our best interests or the interests of the other stockholders. For example, the significant ownership percentages of these two stockholders could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us, regardless of whether the change of control is supported by us and our other stockholders. Conversely, by virtue of their percentage ownership of our stock, Alonim and/or Soros could facilitate a takeover transaction that our board of directors and/or other stockholders did not approve.

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

We have given certain customers increased indemnification protection for product deficiencies or intellectual property infringement that is in excess of our standard limited warranty and indemnification provisions and could possibly result in greater costs in excess of the original contract value. In an attempt to limit this liability, we have purchased insurance coverage to partially offset some of these potential additional costs; however, our insurance coverage could be insufficient in terms of amount and/or coverage to prevent us from suffering material losses if the indemnification amounts are large enough or if there are coverage issues.

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

We compete in markets that are intensely competitive, and which are subject to both rapid technological change, continued price erosion and changing business terms with regard to risk allocation. Our competitors include many large domestic and foreign companies that have substantially greater financial, market share, technical and management resources, name recognition and leverage than we have. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to promote the sale of their products.

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

Also, competition from new companies in emerging economy countries with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia continue to reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Silan in China to market our commodity connectivity products, which could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would adversely affect our operating results and financial condition.

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

Our stock price is volatile.

The market price of our common stock has fluctuated significantly at times. In the future, the market price of our common stock could be subject to significant fluctuations due to, among other reasons:

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

The occurrence of natural disasters in certain regions, such as the recent natural disasters in Asia, could adversely impact our manufacturing and supply chain, our ability to deliver products on a timely basis (or at all) to our customers and the cost of or demand for our products. Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity. In addition, some of our other offices, customers and suppliers are in locations which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our offices, our operations could be disrupted. Similarly, a major earthquake or other natural disaster, such as the flooding in Thailand, affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

International sales have accounted for, and will likely continue to account for a significant portion of our revenues, which subjects us to the following risks, among others:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export or import licenses;

•	disruption of services due to political, civil, labor or economic instability;

•	disruption of services due to natural disasters outside the United States;

•	disruptions to customer operations outside the United States due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing sales channel partners;

•	difficulties in obtaining governmental approvals for our products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties;

•	contractual or indemnity issues that are materially different from our standard sales terms; and

•	potentially adverse tax consequences.

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

As a general matter, semiconductor companies may from time to time become involved with ongoing litigation regarding patents and other intellectual property rights. If a third party were to prove that our technology infringed its intellectual property rights, we could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of our products. If we were required to pay such license fees whenever we sold our products, such fees could exceed our revenue. In addition, if it was proven that we willfully infringed a third party’s proprietary rights, we could be held liable for three times the amount of the damages that we would otherwise have to pay. Such intellectual property litigation could also require us to:

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

The defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive and could require a significant portion of management’s time. In addition, rather than litigating an infringement matter, we may determine that it is in our best interests to settle the matter. Terms of a settlement may include the payment of damages and our agreement to license technology in exchange for a license fee and ongoing royalties. These fees could be substantial. If we were required to pay damages or otherwise became subject to equitable remedies, our business, financial condition and results of operations would suffer. Similarly, if we were required to pay license fees to third parties based on a successful infringement claim brought against us, such fees could exceed our revenue.

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

EXAR CORPORATION (Registrant)

August 8, 2012	By	/s/ Kevin Bauer
Kevin Bauer Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	9/17/2010

10.1	Fiscal Year 2013 Executive Management Incentive Program					X

10.2	Letter Agreement Regarding Employment between Exar Corporation and Carlos Laber					X

10.3	Separation and General Release Agreement between Exar Corporation and Frank Marazita	10-K	0-14225	10.34	6/14/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X