Form 10-Q
period 2012-09-30
EXAR CORP
filed 2012-11-07
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock was 45,928,341 as of November 5, 2012, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2012	April 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,423	$8,714
Short-term marketable securities	187,629	187,668
Accounts receivable (net of allowances of $755 and $781)	12,976	8,454
Accounts receivable, related party (net of allowances of $494 and $815)	3,762	2,918
Inventories	16,055	18,374
Other current assets	3,688	3,124

Total current assets	234,533	229,252
Property, plant and equipment, net	25,817	27,793
Goodwill	3,184	3,184
Intangible assets, net	7,740	9,755
Other non-current assets	1,404	1,668

Total assets	$272,678	$271,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,991	$7,823
Accrued compensation and related benefits	3,211	3,918
Deferred income and allowances on sales to distributors	2,872	3,410
Deferred income and allowances on sales to distributors, related party	9,506	9,608
Other current liabilities	10,468	13,615

Total current liabilities	35,048	38,374
Long-term lease financing obligations	3,683	3,771
Other non-current obligations	6,273	6,215

Total liabilities	45,004	48,360

Commitments and contingencies (Notes 14 and 15)
Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 45,795,222 and 45,245,233 shares outstanding at September 30, 2012 and April 1, 2012, respectively (net of treasury shares)	5	5
Additional paid-in capital	739,405	734,821
Accumulated other comprehensive loss	(90)	(201)
Treasury stock at cost, 19,924,369 shares at September 30, 2012 and April 1, 2012	(248,983)	(248,983)
Accumulated deficit	(262,663)	(262,350)

Total stockholders’ equity	227,674	223,292

Total liabilities and stockholders’ equity	$272,678	$271,652

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Sales:
Net sales	$21,528	$25,910	$40,975	$50,983
Net sales, related party	9,094	10,210	18,898	22,115

Total net sales	30,622	36,120	59,873	73,098

Cost of sales:
Cost of sales	12,054	13,661	22,924	26,998
Cost of sales, related party	4,380	4,825	8,892	10,568
Amortization of purchased intangible assets	858	905	1,777	1,810
Restructuring charges and exit costs	—	—	81	152

Total cost of sales	17,292	19,391	33,674	39,528

Gross profit	13,330	16,729	26,199	33,570

Operating expenses:
Research and development	5,773	8,838	11,222	18,118
Selling, general and administrative	7,639	9,373	15,421	18,915
Restructuring charges and exit costs	291	—	1,095	173

Total operating expenses	13,703	18,211	27,738	37,206
Loss from operations	(373)	(1,482)	(1,539)	(3,636)
Other income and expense, net:
Interest income and other, net	674	715	1,320	1,426
Interest expense	(38)	(61)	(72)	(121)

Total other income and expense, net	636	654	1,248	1,305
Income (loss) before income taxes	263	(828)	(291)	(2,331)
Provision for income taxes	—	249	22	172

Net income (loss)	$263	$(1,077)	$(313)	$(2,503)

Income (loss) per share:
Basic	$0.01	$(0.02)	$(0.01)	(0.06)
Diluted	$0.01	$(0.02)	$(0.01)	$(0.06)
Shares used in the computation of income (loss) per share:
Basic	45,720	44,759	45,554	44,676
Diluted	46,046	44,759	45,554	44,676

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income (loss)	$263	$(1,077)	$(313)	$(2,503)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	417	(778)	110	(295)
Tax provision related to other comprehensive income	—	183	—	—

Net change in accumulated other comprehensive income (loss)	417	(595)	110	(295)

Comprehensive income (loss)	$680	$(1,672)	$(203)	$(2,798)

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net loss	$(313)	$(2,503)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	5,909	6,877
Gain on sale of intangible asset	(223)	—
Stock-based compensation expense	1,521	2,061
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable, related party	(5,366)	(2,035)
Inventories	2,319	2,506
Other current and non-current assets	98	(23)
Accounts payable	1,168	302
Accrued compensation and related benefits	(818)	(1,435)
Deferred income and allowance on sales to distributors and related party distributor	(640)	408
Other current liabilities	(3,612)	(1,025)

Net cash provided by operating activities	43	5,133

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(1,106)	(1,642)
Purchases of short-term marketable securities	(81,477)	(66,732)
Proceeds from maturities of short-term marketable securities	25,885	31,738
Proceeds from sales of short-term marketable securities	55,710	25,022
Other disposal activities	110	56

Net cash used in investing activities	(878)	(11,558)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,174	437
Payments of lease financing obligations	(630)	(1,370)

Net cash provided by (used in) financing activities	2,544	(933)

Net increase (decrease) in cash and cash equivalents	1,709	(7,358)
Cash and cash equivalents at the beginning of period	8,714	15,039

Cash and cash equivalents at the end of period	$10,423	$7,681

Supplemental disclosure of non-cash investing and financing activities:
Return of Hillview Facility to Lessor	$—	$12,167

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

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of September 30, 2012 and results of operations for the three and six months ended September 30, 2012 and October 2, 2011, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2013 and 2012 consist of 52 and 53 weeks, respectively, with the first quarter of fiscal year 2012 consisting of 14 weeks. All references to quarterly or three and six months ended financial results are references to the results of the relevant fiscal period.

NOTE 2.    REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the first quarter of fiscal 2013, we identified an error in our accounting for stock-based compensation expense previously recorded in the fourth quarter of fiscal 2012. We assessed the materiality of the error on prior periods’ financial statements and concluded that the error was not material to any of our prior period annual or interim financial statements. We elected to revise previously issued consolidated financial statements the next time they were filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. We have revised the April 1, 2012 consolidated balance sheet included herein to reflect the correct balances by reducing additional paid-in capital and accumulated deficit each by $741,000. The correction did not impact the net income (loss) in the three and six months ended September 30, 2012.

NOTE 3.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an update to the authoritative guidance for comprehensive income. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective in fiscal years, and interim periods within those years, beginning after December 15, 2011. As a result, we have separately presented the Statements of Comprehensive Income for the three and six months ended September 30, 2012 and October 2, 2011 as part of our unaudited condensed consolidated financial statements.

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

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Our investment assets, measured at fair value on a recurring basis, as of the dates indicated below were as follows (in thousands, except for percentages):

	September 30, 2012
	Level 1	Level 2	Total
Assets:
Money market funds	$4,451	$—	$4,451	2%
U.S. government and agency securities	21,435	26,307	47,742	25%
State and local government securities	—	4,257	4,257	2%
Corporate bonds and notes	—	72,672	72,672	38%
Asset-backed securities	—	25,333	25,333	13%
Mortgage-backed securities	—	37,625	37,625	20%

Total investment assets	$25,886	$166,194	$192,080	100%

	April 1, 2012
	Level 1	Level 2	Total
Assets:
Money market funds	$3,088	$—	$3,088	2%
U.S. government and agency securities	16,282	27,954	44,236	23%
State and local government securities	—	590	590	—
Corporate bonds and notes	—	69,234	69,234	36%
Asset-backed securities	—	26,364	26,364	14%
Mortgage-backed securities	—	47,244	47,244	25%

Total investment assets	$19,370	$171,386	$190,756	100%

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	September 30, 2012	April 1, 2012
Cash and cash equivalents
Cash at financial institutions	$5,972	$5,626
Cash equivalents
Money market funds	4,451	3,088

Total cash and cash equivalents	$10,423	$8,714

Available-for-sale securities
U.S. government and agency securities	$47,742	$44,236
State and local government securities	4,257	590
Corporate bonds and notes	72,672	69,234
Asset-backed securities	25,333	26,364
Mortgage-backed securities	37,625	47,244

Total short-term marketable securities	$187,629	$187,668

Our marketable securities include U.S. government and agency securities, state and local government securities, corporate bonds and notes, and asset-backed and mortgage-backed securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in the condensed consolidated statements of other comprehensive income except those unrealized losses that are deemed to be other than temporary which are reflected in the impairment charges on investments line item on the condensed consolidated statements of operations.

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Gross realized gains	$144	$94	$384	$264
Gross realized losses	(259)	(213)	(537)	(426)

Net realized losses	$(115)	$(119)	$(153)	$(162)

The following table summarizes our investments in marketable securities as of the dates indicated below (in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Unrealized Net Gain (Loss) (1)	Fair Value
Money market funds	$4,451	$—	$—	$—	$4,451
U.S. government and agency securities	47,610	133	(1)	132	47,742
State and local government securities	4,256	4	(3)	1	4,257
Corporate bonds and notes	72,199	484	(11)	473	72,672
Asset-backed securities	25,265	91	(23)	68	25,333
Mortgage-backed securities	37,534	262	(171)	91	37,625

Total investments	$191,315	$974	$(209)	$765	$192,080

	April 1, 2012
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Unrealized Net Gain (Loss) (1)	Fair Value
Money market funds	$3,088	$—	$—	$—	$3,088
U.S. government and agency securities	44,077	189	(30)	159	44,236
State and local government securities	610	—	(20)	(20)	590
Corporate bonds and notes	68,857	410	(33)	377	69,234
Asset-backed securities	26,353	55	(44)	11	26,364
Mortgage-backed securities	47,117	286	(159)	127	47,244

Total investments	$190,102	$940	$(286)	$654	$190,756

(1)	Gross of tax impact

Our asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of September 30, 2012, we have sufficient liquidity and do not intend to sell these securities to fund normal operations or realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three and six months ended September 30, 2012, there were no investments identified with other than temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of the dates indicated below were as follows (in thousands):

	September 30, 2012		April 1, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$55,093	$55,117	$48,978	$49,011
Due in 1 to 5 years	136,222	136,963	141,124	141,745

Total	$191,315	$192,080	$190,102	$190,756

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated below, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,999	$(1)	$—	$—	$1,999	$(1)
State and local government securities	520	—	497	(3)	1,017	(3)
Corporate bonds and notes	6,271	(7)	496	(4)	6,767	(11)
Asset-backed securities	922	(9)	1,879	(14)	2,801	(23)
Mortgage-backed securities	13,517	(103)	3,572	(68)	17,089	(171)

Total	$23,229	$(120)	$6,444	$(89)	$29,673	$(209)

	April 1, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$15,585	$(30)	$—	$—	$15,585	$(30)
State and local government securities	590	(20)	—	—	590	(20)
Corporate bonds and notes	11,685	(33)	—	—	11,685	(33)
Asset-backed securities	3,516	(5)	3,786	(39)	7,302	(44)
Mortgage-backed securities	16,435	(108)	2,417	(51)	18,852	(159)

Total	$47,811	$(196)	$6,203	$(90)	$54,014	$(286)

NOTE 5.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment. As of September 30, 2012, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	September 30, 2012			April 1, 2012
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$35,271	$(28,991)	$6,280	$34,848	$(27,286)	$7,562
Patents/Core technology	3,459	(3,084)	375	3,736	(2,855)	881
Distributor relationships	1,264	(1,169)	95	1,264	(1,119)	145
Customer relationships	2,905	(1,915)	990	2,905	(1,751)	1,154
Tradenames/Trademarks	1,025	(1,025)	—	1,025	(1,012)	13

Total	$43,924	$(36,184)	$7,740	$43,778	$(34,023)	$9,755

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

As of September 30, 2012, there were no indicators that required us to perform an intangible assets impairment review.

During the second fiscal quarter of 2012, we sold certain patents for $500,000 and recorded a gain of approximately $223,000.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Amortization expense	$1,048	$1,279	$2,161	$2,530

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2013 (6 months remaining)	$1,984
2014	3,530
2015	1,304
2016	713
2017	185
Thereafter	24

Total estimated amortization	$7,740

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2012	April 1, 2012
Beginning balance	$1,273	$1,563
Contributions	15	114
Capital distributions	—	(404)

Ending balance	$1,288	$1,273

We have made approximately $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $15,000 to the fund during the six months ended September 30, 2012. In the three months ended July 1, 2012, the limited partners of the Skypoint Fund agreed to extend the term of the Skypoint Fund for one additional year. As of September 30, 2012, we do not have any further capital commitments.

The carrying amount of $1.3 million as of September 30, 2012 is net of capital contributions, cumulative impairment charges and capital distributions.

Impairment

We analyzed the fair value of the underlying investments of Skypoint Fund and concluded that there was no other-than-temporary impairment, and therefore we did not record an impairment charge for Skypoint Fund in either the six months ended September 30, 2012 or October 2, 2011, respectively.

NOTE 7.    RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of September 30, 2012. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances which are similar to those provided to certain other distributor partners. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales for the periods indicated below were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Future	30%	28%	32%	30%

Related party expenses for marketing promotional materials reimbursed were not significant in either the six months ended September 30, 2012 or October 2, 2011, respectively.

NOTE 8.    RESTRUCTURING CHARGES AND EXIT COSTS

In fiscal year 2012, we incurred restructuring charges and exit costs totaling $14.2 million, of which $0.3 million was recorded in the first quarter and $13.9 million was recorded in the fourth quarter.

During the three and six months ended September 30, 2012, we incurred additional restructuring charges and exit costs of $0.3 million and $1.2 million, respectively, primarily consisting of severance benefits.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations line items within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

Restructuring Costs
Balance at April 1, 2012	$8,041
Additional accruals	1,176
Payments	(4,349)
Non-cash charges	(47)

Balance at September 30, 2012	4,821
Less: Long-term portion	(2,528)

Balance at September 30, 2012	$2,293

NOTE 9.    BALANCE SHEET DETAIL

Our inventories consisted of the following as of the dates indicated (in thousands):

	September 30, 2012	April 1, 2012
Work-in-process and raw materials	$8,884	$7,590
Finished goods	7,171	10,784

Total Inventories	$16,055	$18,374

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2012	April 1, 2012
Short-term lease financing obligations	$3,340	$3,216
Accrued restructuring charges and exit costs	2,293	5,699
Accrued legal and professional services	2,226	2,325
Accrued manufacturing expenses, royalties and licenses	984	696
Accrued sales and marketing expenses	694	937
Other	931	742

Total other current liabilities	$10,468	$13,615

NOTE 10.    NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted net income per share reflects the potential dilution that would occur if outstanding stock options or warrants to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding restricted stock units (“RSUs”) was issued.

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income (loss)	$263	$(1,077)	$(313)	$(2,503)

Shares used in computation of net income (loss) per share:
Basic	45,720	44,759	45,554	44,676
Diluted	46,046	44,759	45,554	44,676
Net income (loss) per share
Basic	$0.01	$(0.02)	$(0.01)	$(0.06)

Diluted	$0.01	$(0.02)	$(0.01)	$(0.06)

In the three months ended September 30, 2012, approximately 4.1 million shares were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive. For the six months ended September 30, 2012 and three months and six months ended October 2, 2011, all shares attributable to outstanding options and RSUs were excluded from the computation of diluted net loss per share, as inclusion of such shares would have had an anti-dilutive effect.

Warrants to purchase common stock of approximately 0.3 million shares expired unexercised in the first quarter of fiscal year 2012.

NOTE 11.    COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs and to increase our return on our invested capital.

On August 28, 2007, we announced the approval of a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock.

During the three and six months ended September 30, 2012 and October 2, 2011, respectively, we did not repurchase any shares under the 2007 SRP. As of September 30, 2012, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

NOTE 12.    STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of September 30, 2012	Six Months Ended September 30, 2012
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Reserved for future issuance	1,405
Issued		13	$7.61

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and the Sipex Corporation (“Sipex”) 2006 Equity Incentive Plan (the “Sipex Plan”), the latter of which was assumed in connection with the August 2007 acquisition of Sipex. The Sipex 2000 Non-Qualified Stock Option Plan expired October 31, 2010, and the Sipex 2002 Non-Qualified Stock Option Plan expired October 1, 2011.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plan are only available to former Sipex’s employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At September 30, 2012, there were 4.7 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the six months ended September 30, 2012 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at April 1, 2012	6,345,307	$7.23	4.67	$9,474	1,193
Granted	1,259,700	7.91
Exercised	(455,946)	6.72
Cancelled	(249,551)	10.65
Forfeited	(703,062)	6.30

Balance at September 30, 2012	6,196,448	$7.38	4.70	$5,950	1,081

Vested and expected to vest, September 30, 2012	5,487,339	$7.42	4.49	$5,251

Vested and exercisable, September 30, 2012	2,268,140	$8.18	2.38	$1,514

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $8.00 and $8.40 as of September 30, 2012 and April 1, 2012, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our Chief Executive Officer, President and Director (“CEO”). The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year for vesting except for the last installment. If the financial measures are not met for two consecutive years, the options will be forfeited except for the last installment which will be forfeited at the end of fiscal year 2016. In the three and six months ended September 30, 2012, we recorded $65,000 and $130,000, respectively, of compensation expense for these options.

Intrinsic value of options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Intrinsic value of options exercised	$177	$2	$575	$7

RSU Activities

Our RSU transactions during the six months ended September 30, 2012 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Unrecognized Stock-based Compensation Cost (in thousands)
Unvested at April 1, 2012	604,655	$7.13	2.38	$5,079	$3,537
Granted	186,254	8.17
Issued and released	(92,805)	6.86
Forfeited	(79,250)	6.96

Unvested at September 30, 2012	618,854	$7.50	1.96	$4,951	$3,284

Vested and expected to vest, September 30, 2012,	492,583		1.86	$3,941

The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.

For RSUs, stock- based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs less estimated forfeitures was recognized on a straight-line basis, over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting schedule requires continued service through each annual vesting date. During the three and six months ended October 2, 2011, we recorded $27,000 and $54,000, respectively, of compensation expense to reflect the achievement of these performance targets. The awards were fully vested in fiscal year 2012, and no expense was recorded in fiscal year 2013.

In March 2012, we granted 300,000 performance-based RSUs to our CEO. The RSUs are scheduled to start vesting in three equal annual installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. In the three and six months ended September 30, 2012, we recorded $112,000 and $224,000, respectively, of compensation expense for these awards.

In April 2012, we granted 29,000 bonus RSUs to our CEO. The RSUs vest 50% on the date that is six months after the commencement of the fiscal year 2013 and 50% on the last day of fiscal year 2013. In the three and six months ended September 30, 2012, we recorded $94,000 and $188,000, respectively, of compensation expense for these awards.

In June 2012, we announced the Fiscal Year 2013 Executive Management Incentive Program (“2013 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. In the three and six months ended September 30, 2012, we recorded $224,000 of stock compensation expense related to the 2013 Incentive Program. If we believe that it is probable that the performance measures under this program will be achieved, the stock-based compensation for the awards could result in additional expense in fiscal year 2013 for performance at various levels.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of sales	$129	$69	$114	$128
Research and development	236	488	109	790
Selling, general and administrative	982	620	1,298	1,143

Total Stock-based compensation expense	$1,347	$1,177	$1,521	$2,061

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the periods indicated below as follows:

	September 30, 2012		April 1, 2012
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$6,693	2.9	$8,119	2.8
RSUs	3,284	2.8	3,537	3.2

Total Stock-based compensation expense	$9,977		$11,656

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Expected term of options (years)	4.5	4.3	4.2 – 4.5	4.3
Risk-free interest rate	0.5%	0.9%	0.5% – 0.6%	0.9% – 1.5%
Expected volatility	41%	42%	41% – 42%	41% – 42%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$2.68	$2.01	$ 2.72	$ 2.12

NOTE 13.    LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $1.1 million in July 2009 under a three-year license, $1.3 million in December 2009 under a 28-month license, $1.0 million in June 2010 under a three-year license, $5.8 million in October 2011 under a three-year license, $4.5 million in December 2011 under a three-year license, and $1.6 million in July 2012 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The related design tool obligations were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of September 30, 2012 and April 1, 2012, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

Amortization of the design tools recorded using the straight-line method over the remaining useful life for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Amortization expense	$946	$894	$1,841	$1,788

Future minimum lease and sublease income payments for the lease financing obligations as of September 30, 2012 are as follows (in thousands):

Fiscal Years	Design Tools
2013 (6 months remaining)	$2,498
2014	3,479
2015	1,347
2016	10
Thereafter	16

Total minimum lease payments	7,350
Less: amount representing interest	(327)

Present value of minimum lease payments	7,023
Less: short-term lease financing obligations	(3,340)

Long-term lease financing obligations	$3,683

Interest expense for the lease financing obligation for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Interest expense	$38	$58	$72	$118

In the course of our business, we enter into arrangements accounted for as operating leases related to engineering design software licenses and office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Rent expense	$174	$344	$307	$732

Our future minimum lease payments for the lease operating obligations as of September 30, 2012 are as follows (in thousands):

Fiscal Years	Design Tools
2013 (6 months remaining)	$250
2014	94
2015	73
2016	73
Thereafter	90

Total minimum lease payments	$580

NOTE 14.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals and well closure activities. In April 2012, the San Francisco Bay Regional Water Quality Control Board approved our application for low-threat closure and rescinded the previous cleanup order. We are now in the process of negotiating a deed restriction for the property formerly leased and access agreements to those sites which have monitoring wells. Upon closure of the monitoring wells, the San Francisco Bay Regional Water Quality Control Board will issue a No Further Action letter.

Outstanding liabilities for remediation activities, net of payments, consisted of the following as of the dates indicated (in thousands):

	September 30, 2012	April 1, 2012
Liabilities for remediation activities	$95	$65

In a letter dated March 27, 2012, the Company was notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex. The letter was also addressed to prior and current property owners and tenants (collectively “property owners”). ACWD requested that the property owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the property owner filed with ACWD a report of its investigation/characterization activities and analytical data obtained. Accumulated data suggests that compounds of concern in groundwater appear to be from an offsite source. ACWD is now investigating alternative upgradient sites. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

We have received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MicroPower Systems, Inc. (“MPSI”) made two separate hazmat deliveries to the site. DTSC has requested that former/current property owners and companies that had hazardous waste treated at the site participate in further assessment and remediation activities. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months, and occasionally we may provide an extended warranty from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty, historical warranty costs incurred and product specific circumstances. Our liability is generally limited to replacing, repairing or issuing credit, at our option, for the product if it has been paid for. The warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our products as of September 30, 2012 and April 1, 2012 were immaterial.

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

NOTE 15.    LEGAL PROCEEDINGS

On August 2, 2011, a lawsuit was filed in the Superior Court of California in the County of Santa Clara by Mission West Properties, L.P. (“Mission West”), the lessor for the Hillview Facility naming us as a defendant (Santa Clara County Superior Court case No. 1-11-CV-206456). The lawsuit asserts various monetary and equitable claims, but essentially seeks recovery of remediation and restoration costs in the amount of $3.0 million, which we assert are inflated and unsubstantiated. We also dispute liability in connection with claims by Mission West regarding the extent of restoration mandated by the lease.

Mission West sought leave to amend its Complaint to assert additional claims arising from Mission West’s purchase of the Hillview Facility. On July 30, 2012, Court denied the motion to amend without prejudice. Mission West re-filed its motion, seeking leave to plead new claims for promissory fraud, intentional and negligent misrepresentation, and concealment against Exar. We opposed the motion; a hearing was held on October 11, 2012. The Court ruled on October 17, 2012 that Mission West could amend its Complaint to assert the new claims against us.

We previously filed an Amended Cross-Complaint against Mission West on November 21, 2011 for the following Causes of Action: (1) Promissory Fraud; (2) Breach of the Covenant of Good Faith and Fair Dealing; (3) Contract Reformation; and (4) for Deposit in Court. The Cross-Complaint also asserts the following causes of action against our former subtenant, Kovio, Inc.: (1) Declaratory Relief and Indemnity; (2) Breach of Contract; and (3) for Deposit in Court. Responsive pleadings have been filed by the Cross-Defendants. In June 2011, we dismissed the cause of action for Deposit in Court against both Cross-Defendants.

Discovery, including depositions of key witnesses in the lawsuit, has begun but was informally stayed through mid-October pending resolution of Mission West’s motion to amend. It is expected that discovery, primarily in the form of depositions, will now proceed. An accrual of $1.2 million has been recorded as the estimated amount to settle claims. Attorney’s fees and costs, which are expensed as incurred, will also be incurred in connection with this litigation.

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any other currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 16.    INCOME TAXES

We recorded no income tax expense during the three months ended September 30, 2012 and $22,000 during the six months ended September 30, 2012. During the three and six months ended October 2, 2011, we recorded income tax expense of $249,000 and $172,000, respectively. The income tax expense was primarily due to foreign taxable income.

During the three and six months ended September 30, 2012, the unrecognized tax benefits increased by $62,000 and $104,000, respectively, to $17.0 million. The increase was primarily a result of increased unrecognized tax benefit on R&D tax credits. If recognized, $14.3 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance for deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	September 30, 2012	April 1, 2012
Accrued interest and penalties	$296	$295

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

Our net sales by product line for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Connectivity	$16,352	$18,788	$32,380	$37,826
Power management	6,793	7,831	13,395	15,128
Data compression and security	4,538	4,959	8,227	8,853
Communications	2,939	4,542	5,871	11,291

Total net sales	$30,622	$36,120	$59,873	$73,098

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent sales to unaffiliated customers.

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
United States	$8,083	$9,372	$14,276	$18,491
China	10,720	12,757	20,709	25,308
Singapore	3,280	3,607	7,316	7,495
Germany	3,165	3,257	6,203	7,710
Europe (excluding Germany)	1,438	1,675	2,543	3,347
Japan	1,387	1,796	2,868	3,040
Rest of world	2,549	3,656	5,958	7,707

Total net sales	$30,622	$36,120	$59,873	$73,098

Substantially all of our long-lived assets at each of September 30, 2012 and April 1, 2012 were located in the United States.

We sell our products to distributors and original equipment manufacturers (“OEM”) (or their designated subcontract manufacturers) throughout the world. The following distributors accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Distributor A	30%	28%	32%	30%
Distributor B	11%	10%	10%	11%
Distributor C	10%	*	10%	*

*	Net sales for this distributor for this period were less than 10% of our net sales.

No other OEM customer or distributor accounted for 10% or more of the net sales for the three and six months ended September 30, 2012 and October 2, 2011, respectively.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated:

	September 30, 2012	April 1, 2012
Distributor A	24%	29%
Distributor B	11%	14%
Distributor D	*	10%
Customer A	10%	*

*	Accounts receivable for this distributor or customer for this period were less than 10% of total account balance.

No other customer or distributor accounted for 10% or more of the net accounts receivable as of September 30, 2012 and April 1, 2012, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in our Quarterly Report include, among others, statements regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R & D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward looking statement included in this Form 10-Q. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors”, as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and six months ended September 30, 2012 are not necessarily indicative of results to be expected for any future period.

BUSINESS OVERVIEW

We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for data communication, networking, storage, consumer and industrial applications. Our product portfolio includes power management and connectivity components, communications products, network security and storage optimization solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, networking and telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and subsystem solutions based on advanced silicon integration.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2013 and 2012 consist of 52 and 53 weeks, respectively, with the first quarter of fiscal year 2012 consisting of 14 weeks. All references to quarterly or three and six months ended financial results are references to the results of the relevant fiscal period.

Business Outlook

We experienced a sequential quarterly increase of 5% in our net sales in the second quarter as compared to the first quarter of fiscal year 2013. The increase in net sales as compared to the immediately prior quarter was primarily attributed to the growth in our Data Compression and Security and Connectivity product lines. Operating expenses decreased from $14.0 million in the first quarter to $13.7 in the second quarter of fiscal year 2013, due to a significant decrease in restructuring charges and exit costs from $0.8 million to $0.3 million quarter-to-quarter. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products. In the third fiscal quarter of fiscal year 2013 compared to the second quarter, we expect sales, gross margin, and operating expenses to increase slightly.

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

RESULTS OF OPERATIONS

The first quarter of fiscal years 2013 and 2012 consist of 13 and 14 weeks, respectively. In the following discussion of the results of operations, year-to-date fiscal year 2013 amounts are less than the fiscal year 2012 amounts due to the shorter quarter length in the first fiscal quarter, in addition to the other explanations cited below.

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 30, 2012		October 2, 2011		Change	September 30, 2012		October 2, 2011		Change
Net Sales:
Connectivity	$16,352	53%	$18,788	52%	(13%)	$32,380	54%	$37,826	52%	(14%)
Power management	6,793	22%	7,831	22%	(13%)	13,395	22%	15,128	21%	(11%)
Data compression and security	4,538	15%	4,959	14%	(8%)	8,227	14%	8,853	12%	(7%)
Communications	2,939	10%	4,542	12%	(35%)	5,871	10%	11,291	15%	(48%)

Total	$30,622	100%	$36,120	100%		$59,873	100%	$73,098	100%

Software net sales have not been a significant part of our total net sales.

Connectivity

Net sales of Connectivity products, including UARTs and serial transceiver products, for the three and six months ended September 30, 2012 decreased by $2.4 million and $5.4 million, respectively, as compared to the same period a year ago due to lower sales volume across all regions and channels and price erosion on high volume serial transceiver products of $0.3 million and $0.8 million, respectively.

Power Management

Power Management products, including DC-DC regulators, LED drivers and programmable power management devices, for the three and six months ended September 30, 2012 decreased by $1.0 million and $1.7 million, respectively, as compared to the same period a year ago due to lower sales volume across all regions and channels and price erosion.

Data Compression and Security

Net sales of Data Compression and Security products, including network access and storage products, encryption and data reduction and packet processing products, for the three and six months ended September 30, 2012 decreased $0.4 million and $0.6 million, respectively, as compared to the same period a year ago. The decrease in net sales was primarily due to lower sales volume and price erosion on our end of life products.

Communications

Net sales of Communication products, including network access, transmission and transport products, for the three and six months ended September 30, 2012 decreased $1.6 million and $5.4 million, respectively, as compared to the same period a year ago. The decrease in net sales of these products is primarily due to lower sales volume of legacy SONET/SDH-based and packet-based devices.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 30, 2012		October 2, 2011		Change	September 30, 2012		October 2, 2011		Change
Net Sales:
Sell-through distributors	$17,068	56%	$19,607	54%	(13%)	$34,220	57%	$41,357	57%	(17%)
Direct and others	13,554	44%	16,513	46%	(18%)	25,653	43%	31,741	43%	(19%)

Total	$30,622	100%	$36,120	100%		$59,873	100%	$73,098	100%

Net sales to our distributors for which we recognize revenue on the sell-through basis for the three and six months ended September 30, 2012 decreased by $2.5 million and $7.1 million, respectively, as compared to the same period a year ago due to lower sales volume across all product lines except power management products and price erosion on high volume serial transceiver products.

Net sales to our direct customers and other distributors for the three and six months ended September 30, 2012 decreased by $3.0 million and $6.1 million, respectively, primarily attributable to lower sales volume across all product lines except power management products and average selling price erosion.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 30, 2012		October 2, 2011		Change	September 30, 2012		October 2, 2011		Change
Net Sales:
Asia	$17,754	58%	$21,606	60%	(18%)	$36,541	61%	$43,079	59%	(15%)
Americas	8,265	27%	9,582	26%	(14%)	14,586	24%	18,962	26%	(23%)
EMEA	4,603	15%	4,932	14%	(7%)	8,746	15%	11,057	15%	(21%)

Total	$30,622	100%	$36,120	100%		$59,873	100%	$73,098	100%

Net sales in Asia for the three months ended September 30, 2012 decreased by $3.9 million as compared to the same period a year ago due to lower sales volume across all of our product lines in the region and price erosion on high volume serial transceiver products.

Net sales in Americas for the three months ended September 30, 2012 decreased by $1.3 million as compared to the same period a year ago due to lower sales volume across all of our product lines in the region with the exception of Data Compression and Security products.

Net sales in Europe, the Middle East and Africa (“EMEA”) for the three months ended September 30, 2012 decreased by $0.3 million as compared to the same period a year ago due to lower sales volume across all of our product lines in the region with the exception of Communication products.

Net sales in Asia for the six months ended September 30, 2012 decreased by $6.5 million as compared to the same period a year ago due to lower sales volume across all of our product lines in the region with the exception of Data Compression and Security products.

Net sales in Americas and EMEA for the six months ended September 30, 2012 decreased by $4.4 million and $2.3 million, respectively, as compared to the same period a year ago due to lower sales volume across all of our product lines in the region.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 30, 2012		October 2, 2011		Change	September 30, 2012		October 2, 2011		Change
Net Sales	$30,622		$36,120			$59,873		$73,098
Cost of sales:
Cost of sales	16,434	53%	18,486	51%	(11%)	31,897	53%	37,718	52%	(15%)
Amortization of acquired intangible assets	858	3%	905	3%	(5%)	1,777	3%	1,810	2%	(2%)

Gross profit	$13,330	44%	$16,729	46%		$26,199	44%	$33,570	46%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by independent foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yields;

•	the cost of personnel and equipment associated with manufacturing, engineering and support;

•	the cost of stock-based compensation associated with manufacturing, engineering and support personnel;

•	the amortization of purchased intangible assets and acquired intellectual property;

•	the provision for excess and obsolete inventory;

•	the sale of previously reserved inventory, and

•	provisions for restructuring charges and exit costs.

Gross profit as a percentage of net sales for the three and six months ended September 30, 2012, respectively, decreased by approximately 2% as compared to the same period a year ago. The decrease in gross profit percentage was primarily due to unfavorable product mix.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, sales mix, manufacturing costs, our ability to leverage fixed operational costs across increased shipment volumes and competitive pricing pressure on our products. We reduced employee-related costs through restructuring activities in the fourth quarter of fiscal year 2012. We began to realize the reduction in the underlying costs in fiscal year 2013.

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 30, 2012		October 2, 2011		Change	September 30, 2012		October 2, 2011		Change
Net Sales	$30,622		$36,120			$59,873		$73,098
R&D expense:	5,773	19%	8,838	24%	(35%)	11,222	19%	18,118	25%	(38%)
SG&A expense:	7,639	25%	9,373	26%	(18%)	15,421	26%	18,915	26%	(18%)

Research and Development (“R&D”)

Our R&D expenses consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, mask tooling costs, software amortization, test hardware, and engineering supplies and services;

•	amortization of acquired intangible assets such as existing technology and patents/core technology; and

•	facilities expenses.

R&D expenses for the three months ended September 30, 2012 decreased $3.1 million, or 35%, as compared to the same period a year ago. R&D expenses for the six months ended September 30, 2012 decreased $6.9 million, or 38%, as compared to the same period a year ago. The decrease was primarily a result of lower labor and facility related expenses resulting from our reduction in force in the fourth quarter of fiscal year 2012 and lower maintenance costs on our design software.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. For the second quarters of fiscal years 2013 and 2012, we offset $0.5 million and $1.0 million of R&D expenses in connection with this agreement, respectively. For the first six months of fiscal years 2013 and 2012, we offset $1.0 million and $2.5 million of R&D expenses in connection with this agreement, respectively.

We believe that R&D expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, higher mask costs in connection with advanced process geometries, increased investment in software development, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract. We reduced employee related costs, rent and electronic design automation tool expenses through restructuring activities in the fourth quarter of fiscal year 2012. In connection with the restructuring, we eliminated our internal capability to physically design deep submicron products and adopted an outsourcing model instead. Partially offsetting our cost reductions, we are incurring incremental subcontract costs for deep submicron design, will hire engineers to execute our strategy and expect salary increases, profit sharing costs and a year over year reduction in reimbursement under R&D contract. We began to realize the net cost reduction in fiscal year 2013.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	acquisition related costs.

SG&A expenses for the three months ended September 30, 2012 decreased $1.7 million, or 18%, as compared to the same period a year ago. SG&A expenses for the six months ended September 30, 2012 decreased $3.5 million, or 18%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related costs, incentives and professional fees.

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions, legal costs, incentives and annual merit increases. We reduced employee related costs through restructuring activities in the fourth quarter of fiscal year 2012. We began to realize the net cost reduction in fiscal year 2013.

Restructuring Charges and Exit Costs

	Three Months Ended					Six Months Ended
	September 30, 2012		October 2, 2011		Change	September 30, 2012		October 2, 2011		Change
Net Sales	$30,622		$36,120			$59,873		$73,098
Restructuring charges and exit costs – cost of sales	—	—	—	—	—	81	—	152	—	(47%)
Restructuring charges and exit costs – operating expenses	291	1%	—	—	100%	1,095	2%	173	—	533%

During the second quarter of fiscal years 2013 and 2012, we incurred restructuring charges and exit costs of $0.3 million and $1.2 million, respectively, primarily consisting of severance benefits. See “Note 8 – Restructuring Charges and Exit Costs.”

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 30, 2012		October 2, 2011		Change	September 30, 2012		October 2, 2011		Change
Net Sales	$30,622		$36,120			$59,873		$73,098
Interest income and other, net	674	2%	715	2%	(6%)	1,320	2%	1,426	2%	(7%)
Interest expense	(38)	—	(61)	—	(38%)	(72)	—	(121)	—	(40%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	foreign exchange gains or losses;

•	realized gains or losses on marketable securities; and

•	realized gains or losses on sales of fixed assets and intangible assets.

The decrease in interest income and other, net during the three and six months ended September 30, 2012 as compared to the same period a year ago was primarily attributable to a decrease in interest income as a result of lower yield related to our cash investments and lower invested cash balances, offset by a gain on the sale of intangible assets of $0.2 million in the second quarter of fiscal year 2013.

Interest Expense

We have acquired engineering design tools (“design tools”) under capital leases. We acquired design tools of $1.1 million in July 2009 under a three-year license, $1.3 million in December 2009 under a 28-month license, $1.0 million in June 2010 under a three-year license, $5.8 million in October 2011 under a three-year license, $4.5 million in December 2011 under a three-year license, and $1.6 million in July 2012 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The related design tool obligations were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of September 30, 2012 and April 1, 2012, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

Interest expenses recorded for the design tools capital lease obligations for the periods indicated below were as follow (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Interest expense	$38	$58	$72	$118

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line on the condensed consolidated statements of operations. Declines in value of our investments both marketable and non-marketable, judged to be other-than-temporary, are reported in the impairment charges on investments line in the condensed consolidated statements of operations.

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invests primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. Any decline in the value of our non-marketable investments is reported in the impairment charges on investments line in condensed consolidated statements of operations. We did not record any impairment charges after our assessment of the valuation of the fund performance in either the three and six months ended September 30, 2012 or October 2, 2011.

Provision for (Benefit from) Income Taxes

We recorded no income tax expense during the three months ended September 30, 2012 and $22,000 during the six months ended September 30, 2012. During the three and six months ended October 2, 2011, we recorded an income tax expense of $249,000 and $172,000, respectively. The income tax expense was primarily due to foreign taxable income.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	September 30, 2012	October 2, 2011
	(dollars in thousands)
Cash and cash equivalents	$10,423	$7,681
Short-term investments	187,629	195,406

Total cash, cash equivalents, and short-term investments	$198,052	$203,087

Percentage of total assets	73%	71%
Net cash provided by operating activities	$43	$5,133
Net cash used in investing activities	(878)	(11,558)
Net cash provided by (used) in financing activities	2,544	(933)

Net increase (decrease) in cash and cash equivalents	$1,709	$(7,358)

Fiscal Year 2013

Our net loss was approximately $0.3 million for the six months ended September 30, 2012. After adjustments for non-cash items and changes in working capital, we generated $43,000 of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $5.9 million; and

•	stock-based compensation expense of $1.5 million.

Working capital changes included:

•	a $5.4 million increase in accounts receivable primarily due to an increase in revenue and the timing of shipments;

•	a $2.3 million decrease in inventory due to an increase in shipments; and

•	a $3.2 million decrease in accrued restructuring charges and exit costs, primarily due to payments made.

In the six months ended September 30, 2012, net cash provided by investing activities reflects net proceeds from sales and maturities of short-term marketable securities of $0.1 million offset by $1.1 million in purchases of property, plant and equipment and intellectual property.

In the six months ended September 30, 2012, net cash provided by financing activities reflects $3.2 million of proceeds associated with our employee stock plans partially offset by the $0.6 million repayment of lease financing obligations.

Fiscal Year 2012

Our net loss was approximately $2.5 million for the six months ended October 2, 2011. After adjustments for non-cash items and changes in working capital, we generated $5.1 million of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $6.9 million; and

•	stock-based compensation expense of $2.1 million;

Working capital changes included:

•	a $2.0 million increase in accounts receivable primarily due to higher shipments with slower collections;

•	a $2.5 million decrease in inventories primarily due to higher shipments; and

•	a $1.4 million decrease in accrued compensation and related benefits primarily due to the timing of payroll related accruals and the payment of our 401(k) employer match.

In the six months ended October 2, 2011, net cash used in investing activities reflects net purchase of short-term marketable securities of $10.0 million offset by $1.6 million in purchases of property, plant and equipment and intellectual property.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. During the three and six months ended September 30, 2012 and October 2, 2011, respectively, we did not repurchase any shares under the 2007 SRP. As of September 30, 2012, the remaining authorized amount for stock repurchases under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

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

As discussed in “Note 14. Commitments and Contingencies,” during the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies and in certain cases is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at September 30, 2012 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$26,361	$26,361	$—	$—	$—
Lease financing obligations (2)	580	308	145	127	—

Total	$26,941	$26,669	$145	$127	$—

(1)	We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash and cash equivalent balances.
(2)	Includes lease payments related to worldwide offices and buildings.

Other commitments

As of September 30, 2012, our unrecognized tax benefits were $17.0 million, of which $3.6 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expires. See “Note 16 – Income Taxes.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At September 30, 2012 and April 1, 2012, we did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional money management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $192.1 million as of September 30, 2012 and $190.8 million as of April 1, 2012. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% or less from levels as of September 30, 2012, the increase or decline in the fair value of the portfolio would not be material. At September 30, 2012, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of $64,000, net of taxes.

Our short-term investments are classified as “available-for-sale” securities, and the cost of securities sold is based on the specific identification method. At September 30, 2012, short-term investments consisted of corporate bonds and notes, asset and mortgage-backed securities, U.S. government agency securities, U.S. Treasury securities and state and local government securities of $187.6 million.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of September 30, 2012.

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

We are subject to the following risks, as well as others, that could materially and adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended April 1, 2012 should be carefully considered. The risks and uncertainties described below, in the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012 and in our Annual Report on Form 10-K for our fiscal year ended April 1, 2012 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations if circumstances change. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Global capital, credit market, employment, and general economic and political conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results and financial condition.

Because our customers, suppliers and other business partners are in many countries around the world, we must monitor general global conditions for impact on our business. Since the financial crisis of 2008, the economic recovery has been slow and often inconsistent in the U.S. and around the world. In Europe uncertainty continues regarding the ability of certain countries to service their level of debt. In recent quarters in China and certain other Asian countries growth has continued but at a slower pace than earlier in the recovery. Political conditions in individual countries or across regions can also impact our business.

Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global and domestic economic and market conditions remain unstable or deteriorate, we may experience further material adverse impacts on our business, operating results and financial condition which could result in a decline in the price of our common stock. If economic conditions continue to be erratic, we may have to implement additional cost reduction measures which may adversely impact our ability to generate revenue or introduce new products and technologies. Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our business partners, customers and suppliers. These conditions could impair the ability of our customers to pay for products they have ordered from us. As a result, allowances for doubtful accounts and write-offs of accounts receivable from our customers may increase. In addition, our suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply us or our subcontractors with the parts we need to manufacture our products.

If global economic, political and financial market conditions deteriorate or recovery is delayed for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

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

•

we may be unable to predict the strength or duration of market conditions or the effects of consolidation of our customers or competitors in their industries, which may result in project delays or cancellations;

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

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if end-customer projects are unsuccessful in the market place, the end-customer terminates the project, which may occur for a variety of reasons. Mergers, consolidations, changing market requirements or cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If we fail to grow and convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under continued uncertain global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

If we fail to develop, introduce or enhance products that meet evolving needs or which are necessitated by technological advances, or we are unable to grow revenue in our served markets, then our business, financial condition and results of operations could be materially and adversely impacted.

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing or disruptive technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure from lower priced solutions;

•	increasing product development costs;

•	finite market windows for product introductions;

•	design-to-production cycles;

•	increasing functional integration;

•	competitive solutions;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	moderate to slow growth;

•	frequent product introductions and enhancements; and

•	changing competitive landscape (consolidation, financial viability).

Our growth depends in large part on our successful continued development of new products for our core markets. We must: (i) anticipate customer and market requirements and changes in technology and industry standards; (ii) properly define, develop and introduce new products on a timely basis; (iii) gain access to and use technologies in a cost-effective manner; (iv) have suppliers produce quality products consistent with our requirements; (v) continue to expand and retain our technical and design expertise; (vi) introduce and cost-effectively deliver new products in line with our customer product introduction requirements; (vii) differentiate our products from our competitors’ offerings; and (viii) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands to increased functional integration and other changes. Migration from older products to newer products may result in earnings volatility as revenues from older products decline and revenues from newer products begin to grow.

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

We derive a substantial portion of our revenues from distributors, especially from our two primary distributors, Future Electronics Inc. (“Future”), a related party, and Arrow Electronics, Inc. (“Arrow”). Our revenues would likely decline significantly if our primary distributors elected not to or we unable to effectively promote or sell our products or if they elected to cancel, reduce or defer purchases of our products.

Future and Arrow have historically accounted for a significant portion of our revenues and they are our two primary distributors worldwide. We anticipate that sales of our products to these distributors will continue to account for a significant portion of our revenues. The loss of either Future or Arrow as a distributor, for any reason, or a significant reduction in orders from either of them would materially and adversely affect our business, financial condition and results of operations.

Sales to Future and Arrow are made under agreements that provide protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by Future and Arrow declined dramatically. Our distributor agreements with Future and Arrow do not contain minimum purchase commitments. As a result, Future and Arrow could cease purchasing our products with short notice or cease distributing our products. In addition, they may defer or cancel orders without penalty, which would likely cause our revenues to decline and materially and adversely impact our business, financial condition and results of operations.

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

We depend on third-party subcontractors to manufacture our products. We utilize wafer foundries for processing our wafers and assembly and test subcontractors for manufacturing and testing our integrated circuit products and board assembly subcontractors for our board-level products. Any disruption in or loss of subcontractors’ capacity to manufacture and test our products subjects us to a number of risks, including the potential for an inadequate supply of products and higher materials costs. These risks may lead to delayed product delivery or increased costs, which could materially and adversely impact our business, financial condition and results of operations.

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

Our reliance on our wafer foundries, assembly and test subcontractors and board assembly subcontractors involves the following risks, among others:

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

•	manufacturing quality control or process control issues, including reduced control over manufacturing yields, production schedules and product quality;

•	potential misappropriation of our intellectual property;

•	disruption of transportation to and from Asia where most of our foundries and subcontractors are located;

•	political, civil, labor or economic instability;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and

•	compliance with U.S., local or international regulatory requirements.

Other additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	our board level product volume may not be attractive to preferred manufacturing partners, which could result in higher pricing, extended lead times or having to qualify an alternative vendor;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	inventory management issues relating to hub arrangements;

•	entry into “take-or-pay” agreements; and

•	limited warranties from our subcontractors for products assembled and tested for us.

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

Under certain circumstances, including a company acquisition, significant restructuring or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability or willingness to offer meaningful competitive equity compensation and incentive plans to as many key employees or in amounts consistent with market practices may also adversely affect our ability to retain and incentivize key employees. In addition, competitors may recruit our employees, as is common in the high tech sector. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, unanticipated additional recruiting and training costs, and potentially higher compensation costs.

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times, competition for such employees has been particularly notable in California and People’s Republic of China (“PRC”). Further, the PRC historically has different managing principles from Western style management and financial reporting concepts and practices, as well as different banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards and regulations, which could materially and adversely impact our business, financial condition and results of operations.

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of components from suppliers due to limited visibility into customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization of unabsorbed fixed manufacturing costs;

•	the impact of our revenue recognition policies on reported results; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand if customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights; and

•	changes in or continuation of certain tax provisions.

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

A portion of our revenue is derived from selling integrated circuits to end customer equipment vendors. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete their design, test and evaluation process and begin to ramp-up production, a period which typically lasts an additional nine months. The customers of equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers. Due to the length of the end customer equipment vendors’ product development cycle, the risks of project cancellation by our customers, price erosion or volume reduction are common aspects of such engagements.

The complexity of our products may lead to errors, defects and bugs, which could subject us to significant costs or damages and adversely affect market acceptance of our products.

Although we, our customers and our suppliers rigorously test our products, they may contain undetected errors, performance weaknesses, defects or bugs when first introduced, as new versions are released when manufacturing or process changes are made. If any of our products contain production defects or reliability issues, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to design or buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

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

As of September 30, 2012, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 17% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 15% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

On an on-going basis, we use estimate and judgment to evaluate valuation of inventories, income taxes, goodwill and long-lived assets in preparing our consolidated financial statements. Actual results could differ from these estimates and material effects on operating results and financial position may result.

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

International sales have accounted for, and will likely continue to account for a significant portion of our revenues, which subjects us to the following risks, among others:

•	changes in regulatory requirements;

•	tariffs, embargoes, directives and other trade barriers which impact our or our customers’ business operations;

•	timing and availability of export or import licenses;

•	disruption of services due to political, civil, labor or economic instability;

•	disruption of services due to natural disasters outside the United States;

•	disruptions to customer operations outside the United States due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing sales channel partners;

•	difficulties in obtaining governmental approvals for our products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties;

•	contractual or indemnity issues that are materially different from our standard sales terms; and

•	potentially adverse tax consequences.

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

EXAR CORPORATION (Registrant)

November 7, 2012	By	/s/ Kevin Bauer
Kevin Bauer Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	3/16/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X