Form 10-Q
period 2012-12-30
EXAR CORP
filed 2013-02-05
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock was 46,196,732 as of February 1, 2013, net of 19,924,369 treasury shares.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 30, 2012	April 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,334	$8,714
Short-term marketable securities	185,784	187,668
Accounts receivable (net of allowances of $769 and $781)	12,865	8,454
Accounts receivable, related party (net of allowances of $785 and $815)	2,176	2,918
Inventories	18,720	18,374
Other current assets	3,835	3,124

Total current assets	238,714	229,252
Property, plant and equipment, net	23,743	27,793
Goodwill	3,184	3,184
Intangible assets, net	6,793	9,755
Other non-current assets	1,386	1,668

Total assets	$273,820	$271,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,079	$7,823
Accrued compensation and related benefits	4,255	3,918
Deferred income and allowances on sales to distributors	2,786	3,410
Deferred income and allowances on sales to distributors, related party	8,384	9,608
Other current liabilities	11,174	13,615

Total current liabilities	36,678	38,374
Long-term lease financing obligations	1,598	3,771
Other non-current obligations	3,679	6,215

Total liabilities	41,955	48,360

Commitments and contingencies (Notes 14 and 15)
Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 46,017,700 and 45,245,233 shares outstanding at December 30, 2012 and April 1, 2012, respectively (net of treasury shares)	5	5
Additional paid-in capital	742,375	734,821
Accumulated other comprehensive loss	(392)	(201)
Treasury stock at cost, 19,924,369 shares at December 30, 2012 and April 1, 2012	(248,983)	(248,983)
Accumulated deficit	(261,140)	(262,350)

Total stockholders’ equity	231,865	223,292

Total liabilities and stockholders’ equity	$273,820	$271,652

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Sales:
Net sales	$22,235	$20,749	$63,210	$71,732
Net sales, related party	8,764	8,930	27,662	31,045

Total net sales	30,999	29,679	90,872	102,777

Cost of sales:
Cost of sales	11,922	11,130	34,846	38,128
Cost of sales, related party	4,005	4,299	12,897	14,867
Amortization of purchased intangible assets	801	905	2,578	2,715
Restructuring charges and exit costs	79	—	160	152

Total cost of sales	16,807	16,334	50,481	55,862

Gross profit	14,192	13,345	40,391	46,915

Operating expenses:
Research and development	5,376	8,871	16,598	26,989
Selling, general and administrative	8,645	9,909	24,066	28,824
Restructuring charges and exit costs	524	—	1,619	173

Total operating expenses	14,545	18,780	42,283	55,986
Loss from operations	(353)	(5,435)	(1,892)	(9,071)
Other income and expense, net:
Interest income and other, net	586	593	1,906	2,019
Interest expense	(56)	(60)	(128)	(181)

Total other income and expense, net	530	533	1,778	1,838
Income (loss) before income taxes	177	(4,902)	(114)	(7,233)
Provision for (benefit from) income taxes	(1,346)	(169)	(1,324)	3

Net income (loss)	$1,523	$(4,733)	$1,210	$(7,236)

Net income (loss) per share:
Basic	$0.03	$(0.11)	$0.03	$(0.16)
Diluted	$0.03	$(0.11)	$0.03	$(0.16)
Shares used in the computation of net income (loss) per share:
Basic	45,925	44,830	46,228	44,726
Diluted	46,438	44,830	46,623	44,726

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net income (loss)	$1,523	$(4,733)	$1,210	$(7,236)
Other comprehensive loss:
Unrealized loss on investments	(301)	(342)	(191)	(637)

Comprehensive income (loss)	$1,222	$(5,075)	$1,019	$(7,873)

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income (loss)	$1,210	$(7,236)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	8,333	10,054
Gain on sale of intangible asset	(223)	—
Stock-based compensation expense	3,010	3,394
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable, related party	(3,669)	1,209
Inventories	(346)	14
Other current and non-current assets	47	(1,047)
Accounts payable	2,256	(671)
Accrued compensation and related benefits	182	(1,172)
Deferred income and allowance on sales to distributors and related party distributor	(1,848)	(782)
Other current and long-term liabilities	(5,298)	(856)

Net cash provided by operating activities	3,654	2,907

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(1,253)	(2,658)
Purchases of short-term marketable securities	(132,955)	(119,683)
Proceeds from maturities of short-term marketable securities	37,563	49,482
Proceeds from sales of short-term marketable securities	97,190	66,694
Other disposal activities	235	384

Net cash provided by (used in) investing activities	780	(5,781)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,699	826
Repayments of lease financing obligations	(2,513)	(3,246)

Net cash provided by (used in) financing activities	2,186	(2,420)

Net increase (decrease) in cash and cash equivalents	6,620	(5,294)
Cash and cash equivalents at the beginning of period	8,714	15,039

Cash and cash equivalents at the end of period	$15,334	$9,745

Supplemental disclosure of non-cash investing and financing activities:
Return of Hillview Facility to Lessor	$—	$12,167
Property, plant and equipment acquired under capital lease	$—	$8,478

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.       ORGANIZATION AND BASIS OF PRESENTATION

Description of Business— Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded, and Communications Infrastructure markets. Exar’s product portfolio includes power management and connectivity components, communications products and network security and storage optimization solutions.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of December 30, 2012 and results of operations for the three and nine months ended December 30, 2012 and January 1, 2012, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2.       REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the first quarter of fiscal 2013, we identified an error in our accounting for stock-based compensation expense previously recorded in the fourth quarter of fiscal 2012. We assessed the materiality of the error on prior periods’ financial statements and concluded that the error was not material to any of our prior period annual or interim financial statements. We elected to revise previously issued consolidated financial statements the next time they were filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. We have revised the April 1, 2012 consolidated balance sheet included herein to reflect the correct balances by reducing additional paid-in capital and accumulated deficit each by $741,000. The correction did not impact the net income (loss) in the three and nine months ended December 30, 2012 and January 1, 2012, respectively.

NOTE 3.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance for comprehensive income. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective in fiscal years, and interim periods within those years, beginning after December 15, 2011. As a result, we have separately presented the Statements of Comprehensive Income for the three and nine months ended December 30, 2012 and January 1, 2012 as part of our unaudited condensed consolidated financial statements.

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

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Our investment assets, measured at fair value on a recurring basis, as of the dates indicated below were as follows (in thousands, except for percentages):

	December 30, 2012
	Level 1	Level 2	Total
Assets:
Money market funds	$9,179	$—	$9,179	5%
U.S. government and agency securities	22,302	27,843	50,145	26%
State and local government securities	—	3,572	3,572	2%
Corporate bonds and notes	—	72,267	72,267	37%
Asset-backed securities	—	27,972	27,972	14%
Mortgage-backed securities	—	31,828	31,828	16%

Total investment assets	$31,481	$163,482	$194,963	100%

	April 1, 2012
	Level 1	Level 2	Total
Assets:
Money market funds	$3,088	$—	$3,088	2%
U.S. government and agency securities	16,282	27,954	44,236	23%
State and local government securities	—	590	590	—
Corporate bonds and notes	—	69,234	69,234	36%
Asset-backed securities	—	26,364	26,364	14%
Mortgage-backed securities	—	47,244	47,244	25%

Total investment assets	$19,370	$171,386	$190,756	100%

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	December 30, 2012	April 1, 2012
Cash and cash equivalents
Cash at financial institutions	$6,155	$5,626
Cash equivalents
Money market funds	9,179	3,088

Total cash and cash equivalents	$15,334	$8,714

Available-for-sale securities
U.S. government and agency securities	$50,145	$44,236
State and local government securities	3,572	590
Corporate bonds and notes	72,267	69,234
Asset-backed securities	27,972	26,364
Mortgage-backed securities	31,828	47,244

Total short-term marketable securities	$185,784	$187,668

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

Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other net line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Gross realized gains	$233	$241	$617	$505
Gross realized losses	(229)	(348)	(766)	(775)

Net realized losses	$4	$(107)	$(149)	$(270)

The following table summarizes our investments in marketable securities as of the dates indicated below (in thousands):

	December 30, 2012
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$9,179	$—	$—	$9,179
U.S. government and agency securities	50,084	61	—	50,145
State and local government securities	3,568	6	(2)	3,572
Corporate bonds and notes	72,010	290	(33)	72,267
Asset-backed securities	27,915	84	(27)	27,972
Mortgage-backed securities	31,744	246	(162)	31,828

Total investments	$194,500	$687	$(224)	$194,963

	April 1, 2012
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$3,088	$—	$—	$3,088
U.S. government and agency securities	44,077	189	(30)	44,236
State and local government securities	610	—	(20)	590
Corporate bonds and notes	68,857	410	(33)	69,234
Asset-backed securities	26,353	55	(44)	26,364
Mortgage-backed securities	47,117	286	(159)	47,244

Total investments	$190,102	$940	$(286)	$190,756

(1)	Gross of tax impact

Our asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of December 30, 2012, we have sufficient liquidity and do not intend to sell these securities to fund normal operations or realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three and nine months ended December 30, 2012, there were no investments identified with other than temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of the dates indicated below were as follows (in thousands):

	December 30, 2012		April 1, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$55,980	$55,988	$48,978	$49,011
Due in 1 to 5 years	138,520	138,975	141,124	141,745

Total	$194,500	$194,963	$190,102	$190,756

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated below, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 30, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and local government securities	$—	$—	$444	$(2)	$444	$(2)
Corporate bonds and notes	15,064	(23)	490	(10)	15,554	(33)
Asset-backed securities	4,944	(17)	1,660	(10)	6,604	(27)
Mortgage-backed securities	8,607	(72)	4,323	(90)	12,930	(162)

Total	$28,615	$(112)	$6,917	$(112)	$35,532	$(224)

	April 1, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$15,585	$(30)	$—	$—	$15,585	$(30)
State and local government securities	590	(20)	—	—	590	(20)
Corporate bonds and notes	11,685	(33)	—	—	11,685	(33)
Asset-backed securities	3,516	(5)	3,786	(39)	7,302	(44)
Mortgage-backed securities	16,435	(108)	2,417	(51)	18,852	(159)

Total	$47,811	$(196)	$6,203	$(90)	$54,014	$(286)

NOTE 5.       GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment. As of December 30, 2012, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	December 30, 2012			April 1, 2012
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$35,318	$(29,829)	$5,489	$34,848	$(27,286)	$7,562
Patents/Core technology	3,459	(3,133)	326	3,736	(2,855)	881
Distributor relationships	1,264	(1,194)	70	1,264	(1,119)	145
Customer relationships	2,905	(1,997)	908	2,905	(1,751)	1,154
Tradenames/Trademarks	1,025	(1,025)	—	1,025	(1,012)	13

Total	$43,971	$(37,178)	$6,793	$43,778	$(34,023)	$9,755

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

As of December 30, 2012, there were no indicators that required us to perform an intangible assets impairment review.

During the second fiscal quarter of 2013, we sold certain patents for $500,000 and recorded a gain of approximately $223,000.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Amortization expense	$994	$1,271	$3,155	$3,801

The estimated future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2013 (3 months remaining)	$994
2014	3,540
2015	1,313
2016	722
2017	195
Thereafter	29

Total estimated amortization	$6,793

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets was as follows (in thousands):

	December 30, 2012	April 1, 2012
Beginning balance	$1,273	$1,563
Contributions	15	114
Capital distributions	—	(404)

Ending balance	$1,288	$1,273

We have made approximately $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. We contributed $15,000 to the fund during the nine months ended December 30, 2012. In the three months ended July 1, 2012, the limited partners of the Skypoint Fund agreed to extend the term of the Skypoint Fund for one additional year. As of December 30, 2012, we do not have any further capital commitments.

The carrying amount of $1.3 million as of December 30, 2012 is net of capital contributions, cumulative impairment charges and capital distributions.

Impairment

We evaluate our long-term investment for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment is tested by comparing the carrying amount to the fair value of the underlying investments. If the carrying amount exceeds its fair value, long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss. As of December 30, 2012, no events or changes in circumstances suggest that the carrying amount for long-term investment may not be recoverable and therefore we did not perform an interim long-term investment impairment analysis.

NOTE 7.       RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 17%, of our outstanding common stock as of December 30, 2012. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances which are similar to those provided to certain other distributor partners. We recognize revenue on sales to Future when Future sells our products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales for the periods indicated below were as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Future	28%	30%	30%	30%

Related party expenses for marketing promotional materials reimbursed were not significant in either the three or nine months ended December 30, 2012 or January 1, 2012, respectively.

NOTE 8.       RESTRUCTURING CHARGES AND EXIT COSTS

In fiscal year 2012, we incurred restructuring charges and exit costs totaling $14.2 million, of which $0.3 million was recorded in the first quarter and $13.9 million was recorded in the fourth quarter.

During the three and nine months ended December 30, 2012, we incurred additional restructuring charges and exit costs of $0.6 million and $1.8 million, respectively, primarily consisting of severance benefits.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations line items within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

Restructuring Costs
Balance at April 1, 2012	$8,041
Additional accruals	1,779
Payments	(5,822)
Non-cash charges	(54)

Balance at December 30, 2012	3,944
Less: Long-term portion	(1,316)

Balance at December 30, 2012	$2,628

NOTE 9.       BALANCE SHEET DETAIL

Our inventories consisted of the following as of the dates indicated (in thousands):

	December 30, 2012	April 1, 2012
Work-in-process and raw materials	$10,395	$7,590
Finished goods	8,325	10,784

Total Inventories	$18,720	$18,374

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 30, 2012	April 1, 2012
Short-term lease financing obligations	$3,138	$3,216
Accrued legal and professional services	3,410	2,325
Accrued restructuring charges and exit costs	2,628	5,699
Accrued manufacturing expenses, royalties and licenses	853	696
Accrued sales and marketing expenses	601	937
Other	544	742

Total other current liabilities	$11,174	$13,615

Our other non-current obligations consisted of the following as of the dates indicated (in thousands):

	December 30, 2012	April 1, 2012
Long-term taxes payable	$2,185	$3,604
Restructuring charges and exit costs – long-term portion	1,316	2,342
Other	178	269

Total other non-current obligations	$3,679	$6,215

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

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net income (loss)	$1,523	$(4,733)	$1,210	$(7,236)

Shares used in computation of net income (loss) per share:
Basic	45,925	44,830	46,228	44,726
Diluted	46,438	44,830	46,623	44,726
Net income (loss) per share
Basic	$0.03	$(0.11)	$0.03	$(0.16)

Diluted	$0.03	$(0.11)	$0.03	$(0.16)

In the three and nine months ended December 30, 2012, approximately 3.2 million shares and 3.8 million shares, respectively, were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive. For the three months and nine months ended January 1, 2012, all shares attributable to outstanding options and RSUs were excluded from the computation of diluted net loss per share, as inclusion of such shares would have had an anti-dilutive effect.

Warrants to purchase common stock of approximately 0.3 million shares expired unexercised in the first quarter of fiscal year 2012.

NOTE 11.       COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs and to increase our return on our invested capital.

On August 28, 2007, we announced the approval of a share repurchase plan (“2007 SRP”) which authorized the repurchase of up to $100 million of our common stock.

As of March 27, 2011, we had purchased shares valued at $88.2 million under the 2007 SRP. During the three and nine months ended December 30, 2012 and January 1, 2012, respectively, we did not repurchase any shares under the 2007 SRP. As of December 30, 2012, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our 2007 SRP, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

NOTE 12.       STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of December 30, 2012	Nine Months Ended December 30, 2012
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Reserved for future issuance	1,405
Issued		13	$7.61

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

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plan are only available to former Sipex’s employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on December 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At December 30, 2012, there were 4.5 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the nine months ended December 30, 2012 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at April 1, 2012	6,345,307	$7.23	4.67	$9,474	1,193
Granted	2,072,210	8.04
Exercised	(669,120)	6.86
Cancelled	(901,981)	9.68
Forfeited	(783,305)	6.36

Balance at December 30, 2012	6,063,111	$7.30	5.31	$9,073	1,327

Vested and expected to vest, December 30, 2012	5,139,805	$7.28	5.14	$7,872
Vested and exercisable, December 30, 2012	1,538,729	$7.66	3.22	$2,302

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $8.66 and $8.40 as of December 30, 2012 and April 1, 2012, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our Chief Executive Officer, President and Director (“CEO”). The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year for vesting except for the last installment. If the financial measures are not met for two consecutive years, the options will be forfeited except for the last installment which will be forfeited at the end of fiscal year 2016. In the three and nine months ended December 30, 2012, we recorded $65,000 and $195,000, respectively, of compensation expense for these options.

Intrinsic value of options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Intrinsic value of options exercised	$304	$26	$879	$33

RSU Activities

Our RSU transactions during the nine months ended December 30, 2012 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at April 1, 2012	604,655	$7.13	2.38	$5,079
Granted	274,294	8.21
Issued and released	(107,494)	7.08
Forfeited	(79,250)	6.96

Unvested at December 30, 2012	692,205	$7.58	1.88	$5,994

Vested and expected to vest, December 30, 2012,	534,358		1.75	$4,628

The aggregate intrinsic value of RSUs represents the closing price per share of our stock at the end of the periods presented, multiplied by the number of unvested RSUs or the number of vested and expected to vest RSUs, as applicable, at the end of each period.

For RSUs, stock - based compensation expense was calculated based on our stock price on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs less estimated forfeitures was recognized on a straight-line basis, over the vesting period.

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting schedule requires continued service through each annual vesting date. During the three months ended January 1, 2012, we reversed approximately $44,000 of net compensation expense related to these awards as a result of forfeitures for not satisfying the services condition of these RSUs. In the nine months ended January 1, 2012, we recognized approximately $10,000 of compensation expense related to these awards, net of forfeitures. The awards were fully vested in fiscal year 2012, and no expense was recorded in fiscal year 2013.

In March 2012, we granted 300,000 performance-based RSUs to our CEO. The RSUs are scheduled to start vesting in three equal annual installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. In the three and nine months ended December 30, 2012, we recorded $112,000 and $336,000, respectively, of compensation expense for these awards.

In April 2012, we granted 29,000 bonus RSUs to our CEO. The RSUs vest 50% on the date that is six months after the commencement of the fiscal year 2013 and 50% on the last day of fiscal year 2013. In the three and nine months ended December 30, 2012, we recorded $31,000 and $219,000, respectively, of compensation expense for these awards.

In June 2012, we announced the Fiscal Year 2013 Executive Management Incentive Program (“2013 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. In the three and nine months ended December 30, 2012, we recorded $511,000 and $735,000, respectively, of stock compensation expense related to the 2013 Incentive Program. If we believe that it is probable that the performance measures under this program will be achieved, the stock-based compensation for the awards could result in additional expense in fiscal year 2013 for performance at various levels.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Cost of sales	$175	$104	$289	$232
Research and development	328	576	437	1,366
Selling, general and administrative	986	653	2,284	1,796

Total Stock-based compensation expense	$1,489	$1,333	$3,010	$3,394

The amount of stock-based compensation cost capitalized in inventory was immaterial at each of the fiscal years presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the periods indicated below as follows:

	December 30, 2012		April 1, 2012
	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)
Options	$6,990	2.9	$8,119	2.8
RSUs	3,373	2.7	3,537	3.2

Total Stock-based compensation expense	$10,363		$11,656

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Expected term of options (years)	4.4	4.3	4.2–4.5	4.3
Risk-free interest rate	0.5%	0.8%	0.5% – 0.6%	0.8% – 1.5%
Expected volatility	41%	43%	41% – 42%	41% – 43%
Expected dividend yield	—	—	—	—
Weighted average grant date fair value	$2.81	$2.07	$2.76	$2.12

NOTE 13.       LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired design tools of $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, $1.0 million in June 2010 under a three-year license, $1.3 million in December 2009 under a 28-month license, and $1.1 million in July 2009 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of December 30, 2012 and April 1, 2012, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Amortization expense	$818	$992	$2,659	$2,780

Future minimum lease and sublease income payments for the lease financing obligations as of December 30, 2012 are as follows (in thousands):

Fiscal Years	Design Tools
2013 (3 months remaining)	$335
2014	3,284
2015	1,320
2016	10
2017 and thereafter	16

Total minimum lease payments	4,965
Less: amount representing interest	(229)

Present value of minimum lease payments	4,736
Less: short-term lease financing obligations	(3,138)

Long-term lease financing obligations	$1,598

Interest expense for the lease financing obligations for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Interest expense	$35	$60	$107	$181

In the course of our business, we enter into arrangements accounted for as operating leases related to the licensing of engineering design software and the rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Rent expense	$149	$343	$456	$1,075

Our future minimum lease payments for the lease operating obligations as of December 30, 2012 are as follows (in thousands):

Fiscal Years	Amount
2013 (3 months remaining)	$134
2014	210
2015	105
2016	73
2017 and thereafter	91

Total minimum lease payments	$613

NOTE 14.       COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals and well closure activities. In April 2012, the San Francisco Bay Regional Water Quality Control Board approved our application for low-threat closure and rescinded the previous cleanup order. All monitoring well closure activities on adjacent/neighboring sites have been completed. Discussions with the current property owner regarding deed restriction agreement are ongoing.

Outstanding liabilities for remediation activities, net of payments, consisted of the following as of the dates indicated (in thousands):

	December 30, 2012	April 1, 2012
Liabilities for remediation activities	$87	$65

In a letter dated March 27, 2012, the Company was notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex. The letter was also addressed to prior and current property owners and tenants (collectively “Property Owners”). ACWD requested that the property owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the Property Owners filed with ACWD a report of its investigation/characterization activities and analytical data obtained. Accumulated data suggests that compounds of concern in groundwater appear to be from an offsite source. ACWD is now investigating alternative upgradient sites. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, Micro Power Systems, Inc. (“MPSI”) made two separate permitted hazmat deliveries to the regulated site for treatment. DTSC has requested that former/current property owners and companies that had hazardous waste treated at the site participate in further assessment and remediation activities. A Corrective Action Consent Agreement (“Consent Agreement”) is being negotiated with DTSC regarding the scope of site activities to be performed, limited to investigation of the conditions at the site and evaluation and selection of an appropriate remedial action for the site, but not including implementation of the remedial action. The Company is reviewing the Consent Agreement. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months, and occasionally we may provide an extended warranty from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty, historical warranty costs incurred and customer/product specific circumstances. Our liability is generally limited to, at our option, to replacing, repairing, or issuing a credit (if it has been paid for). Generally, our warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our product sales as of December 30, 2012 and April 1, 2012 were immaterial.

In the ordinary course of business, we may provide for indemnification of varying scope and terms to customers, vendors, lessors, business partners, purchasers of assets or subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, matters related to our conduct of the business. In addition, we have entered into indemnification agreements with our directors and certain of our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. We maintain director and officer liability insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers, and former directors and officers of acquired companies, in certain circumstances.

It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement and claims. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our condensed consolidated financial statements.

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

Mission West sought leave to amend its Complaint to assert additional claims arising from Mission West’s purchase of the Hillview Facility. On July 30, 2012, the Court denied the motion to amend without prejudice. Mission West re-filed its motion, seeking leave to plead new claims for promissory fraud, intentional and negligent misrepresentation, and concealment against Exar. We opposed the motion; a hearing was held on October 11, 2012. The Court ruled on October 17, 2012 that Mission West could amend its Complaint to assert the new claims against us. The Complaint was amended and an Answer was filed on Exar’s behalf to the Amended Complaint on November 19, 2012.

We previously filed an Amended Cross-Complaint against Mission West on November 21, 2011 for the following Causes of Action: (1) Promissory Fraud; (2) Breach of the Covenant of Good Faith and Fair Dealing; (3) Contract Reformation; and (4) for Deposit in Court. The Cross-Complaint also asserts the following causes of action against our former subtenant, Kovio, Inc.: (1) Declaratory Relief and Indemnity; (2) Breach of Contract; and (3) for Deposit in Court. Responsive pleadings have been filed by the Cross-Defendants. In June 2012, we dismissed the cause of action for Deposit in Court against both Cross-Defendants.

Discovery, including depositions of key witnesses in the lawsuit, was informally stayed pending resolution of Mission West’s motion to amend its Complaint, but it is expected that discovery, primarily in the form of depositions, will now proceed. A mediation session has also been scheduled February 2013. An accrual of $2.5 million has been recorded for the settlement of the claims. The accrued amount is based on our best estimate of the potential outcome, however, it is reasonably possible that the estimates could be different from the amounts accrued. Attorney’s fees and costs, which are expensed as incurred, will also be incurred in connection with this litigation.

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any other currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 16.       INCOME TAXES

In the three and nine months ended December 30, 2012, we recorded $1.3 million of income tax benefit which mainly resulted from the release of a $1.3 million reserve for uncertain tax positions related to an NOL carryback refund. The reserve was released due to the expiration of the statute of limitations in U. S. tax jurisdictions.

During the three months ended January 1, 2012, we recorded an income tax benefit of $169,000, which mainly resulted from the partial release of the liability for unrecognized tax benefits due to the expiration of the statute of limitations in U.S. tax jurisdictions. During the nine months ended January 1, 2012, we recorded an income tax expense of $3,000, which was due to expenses recorded for foreign taxable income offset by the partial release of the liability for unrecognized tax benefits.

During the three and nine months ended December 30, 2012, unrecognized tax benefits decreased by $1.2 million and $1.1 million, respectively, to $15.7 million. The decrease was primarily due to release of reserves for federal and state income taxes. If recognized, $13.1 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance for deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	December 30, 2012	April 1, 2012
Accrued interest and penalties	$195	$295

Our major tax jurisdictions are the United States federal and various U.S. states. The fiscal years 2003 through 2012 remain open and subject to examinations by the appropriate governmental agencies in the United States and in certain of our U.S. state jurisdictions.

NOTE 17.       SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded, and Communications Infrastructure markets. The nature of our products and production processes and the type of customers and distribution methods are consistent among all of our products.

Our net sales by product line for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Connectivity	$17,365	$15,393	$49,745	$53,220
Power management	6,059	6,618	19,454	21,745
Data compression and security	5,084	4,260	13,311	13,113
Communications	2,491	3,408	8,362	14,699

Total net sales	$30,999	$29,679	$90,872	$102,777

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent direct sales principally to original equipment manufacturers (“OEM”), or their designated subcontract manufacturers, and to distributors (affiliated and unaffiliated) who buy our products and resell to their customers.

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
China	$10,749	$8,747	$31,458	$34,055
United States	8,711	9,067	22,987	27,558
Singapore	3,245	3,331	10,561	10,826
Germany	2,662	2,548	8,865	10,257
Japan	1,499	1,672	4,367	4,713
Europe (excluding Germany)	1,111	1,138	3,654	4,486
Rest of world	3,022	3,176	8,980	10,882

Total net sales	$30,999	$29,679	$90,872	$102,777

Substantially all of our long-lived assets at each of December 30, 2012 and April 1, 2012 were located in the United States.

The following distributors and customer accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Distributor A	28%	30%	30%	30%
Distributor B	10%	11%	10%	11%
Distributor C	10%	10%	10%	*
Customer A	12%	*	*	*

*	Net sales for this distributor or customer for this period were less than 10% of our net sales.

No other customer or distributor accounted for 10% or more of the net sales for the three and nine months ended December 30, 2012 and January 1, 2012, respectively.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated:

	December 30, 2012	April 1, 2012
Distributor A	18%	29%
Distributor B	*	14%
Distributor D	10%	10%
Customer A	16%	*

*	Accounts receivable for this distributor or customer for this period were less than 10% of total account balance.

No other customer or distributor accounted for 10% or more of the net accounts receivable as of December 30, 2012 and April 1, 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “may,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in our Quarterly Report include, among others, statements regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors”, as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report, and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended December 30, 2012 are not necessarily indicative of results to be expected for any future period.

BUSINESS OVERVIEW

We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. Our product portfolio includes power management and connectivity components, communications products, and network security and storage optimization solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, networking and telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration.

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

Our international sales are denominated in U.S. dollars. Our international related operating expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currencies while our sales are denominated in U.S. dollars. Our operating results are subject to fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Part II, Item 1A. Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2013 and 2012 consist of 52 and 53 weeks, respectively, with the first quarter of fiscal year 2012 consisting of 14 weeks. All references to quarterly or three and nine months ended financial results are references to the results of the relevant fiscal period.

Business Outlook

We experienced a sequential quarterly increase of 1% in our net sales in the third quarter as compared to the second quarter of fiscal year 2013. The increase in net sales as compared to the immediately prior quarter was primarily attributed to the growth in our Data Compression and Security and Connectivity product lines. Operating expenses increased from $13.7 million in the second fiscal quarter to $14.5 in the third fiscal quarter of 2013, due to an additional accrual for an existing legal matter recorded in the third fiscal quarter. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products. In the fourth fiscal quarter of fiscal year 2013 compared to the third quarter, we expect sales and operating expenses to increase slightly and the gross margin to remain consistent or increase slightly.

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

Net Sales by Product Line

Our net sales by product line in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 30, 2012		January 1, 2012		Change	December 30, 2012		January 1, 2012		Change
Net sales:
Connectivity	$17,365	56%	$15,393	52%	13%	$49,745	55%	$53,220	52%	(7%)
Power management	6,059	20%	6,618	22%	(8%)	19,454	21%	21,745	21%	(11%)
Data compression and security	5,084	16%	4,260	14%	19%	13,311	15%	13,113	13%	2%
Communication	2,491	8%	3,408	12%	(27%)	8,362	9%	14,699	14%	(43%)

Total	$30,999	100%	$29,679	100%		$90,872	100%	$102,777	100%

Software net sales have not been a significant part of our total net sales.

Connectivity

Net sales of Connectivity products, including UARTs and serial transceiver products, for the three months ended December 30, 2012 increased by $2.0 million as compared to the same period a year ago. Net sales of Connectivity products for the nine months ended December 30, 2012 decreased by $3.5 million as compared to the same period a year ago. Connectivity products sales volume across all regions and channels started to decrease in the third fiscal quarter of 2012. Although sales volume started to recover during the third fiscal quarter of 2013, the year - to - date revenue for fiscal year 2013 was still lower than revenue from the same period a year ago.

Power Management

Power Management products, including DC-DC regulators, LED drivers and programmable power management devices, for the three and nine months ended December 30, 2012 decreased by $0.6 million and $2.3 million, respectively, as compared to the same periods a year ago due to reduced demand at certain Communications Infrastructure and Automotive customers and the expiration of a software royalty agreement in the prior quarter.

Data Compression and Security

Net sales of Data Compression and Security products, including network access and storage products, encryption and data reduction and packet processing products, for the three and nine months ended December 30, 2012 increased $0.8 million and $0.2 million, respectively, as compared to the same periods a year ago. The increase was primarily due to increased shipments of our compression and encryption products offset by lower sales volume and price erosion on our end of life products.

Communications

Net sales of Communication products, including network access, transmission and transport products, for the three and nine months ended December 30, 2012 decreased $0.9 million and $6.3 million, respectively, as compared to the same periods a year ago. The decrease in net sales of these products is primarily due to lower sales volume of legacy SONET/SDH-based and packet-based devices.

Net Sales by Channel

Our net sales by channel in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 30, 2012		January 1, 2012		Change	December 30, 2012		January 1, 2012		Change
Net sales:
Sell-through distributors	$16,224	52%	$17,431	59%	(7%)	$50,444	56%	$58,788	57%	(14%)
Direct and others	14,775	48%	12,248	41%	21%	40,428	44%	43,989	43%	(8%)

Total	$30,999	100%	$29,679	100%		$90,872	100%	$102,777	100%

Net sales to our distributors, for which we recognize revenue on the sell-through basis for the three and nine months ended December 30, 2012 decreased by $1.2 million and $8.3 million, respectively, as compared to the same periods a year ago due to lower sales volume across all product lines except Data Compression and Security products and price erosion on high volume serial transceiver products.

Net sales to our direct customers and other distributors, for which we recognize revenue on a sell-in basis for the three months ended December 30, 2012 increased by $2.5 million compared to the same period a year ago. The increase is primarily attributable to higher sales volume of our Connectivity and Data Compression and Security products.

Net sales to our direct customers and other distributors for the nine months ended December 30, 2012 decreased by $3.6 million compared to the same period a year ago. The decrease was primarily attributable to lower sales volume across all product lines except Data Compression and Security, and average selling price erosion.

Net Sales by Geography

Our net sales by geography in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 30, 2012		January 1, 2012		Change	December 30, 2012		January 1, 2012		Change
Net sales:
Asia	$18,326	59%	$16,798	57%	9%	$54,867	60%	$59,877	58%	(8%)
Americas	8,900	29%	9,195	31%	(3%)	23,486	26%	28,157	28%	(17%)
EMEA	3,773	12%	3,686	12%	2%	12,519	14%	14,743	14%	(15%)

Total	$30,999	100%	$29,679	100%		$90,872	100%	$102,777	100%

Net sales in Asia and in the Europe, Middle East and Africa (“EMEA”) for the three months ended December 30, 2012 increased by $1.5 million and $0.1 million, respectively as compared to the same periods a year ago primarily due to higher sales volume of our Connectivity products.

Net sales in Americas for the three months ended December 30, 2012 decreased by $0.3 million as compared to the same period a year ago due to lower sales volume across all of our product lines in the region with the exception of Data Compression and Security products.

Net sales in Asia, Americas and EMEA for the nine months ended December 30, 2012 decreased by $5.0 million, $4.7 million and $2.2 million, respectively, as compared to the same periods a year ago due to lower sales volume across all of our product lines in the regions with the exception of Data Compression and Security products.

Gross Profit

Our gross profit in dollars and as a percentage of net sales was as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 30, 2012		January 1, 2012		Change	December 30, 2012		January 1, 2012		Change
Net sales	$30,999		$29,679			$90,872		$102,777
Cost of sales:
Cost of sales	16,006	52%	15,429	52%	4%	47,903	53%	53,147	52%	(10%)
Amortization of acquired intangible assets	801	3%	905	3%	(11%)	2,578	3%	2,715	3%	(5%)

Gross profit	$14,192	46%	$13,345	45%		$40,391	44%	$46,915	46%

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by unaffiliated foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yield loss;

•	the cost of purchasing finished tested “turnkey” units;

•	the cost of personnel and equipment associated with manufacturing, engineering and support;

•	the cost of stock-based compensation associated with manufacturing, engineering and support personnel;

•	the amortization of purchased intangible assets and acquired intellectual property;

•	the provision for excess and obsolete inventory;

•	provisions for restructuring charges and exit costs.

Gross profit as a percentage of net sales for the three months ended December 30, 2012, increased slightly compared to the same period a year ago. Gross profit as a percentage of net sales for the nine months ended December 30, 2012 decreased by approximately 2% as compared to the same period a year ago. The decrease in gross profit percentage was primarily due to unfavorable product mix.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, product mix, manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations. We reduced employee-related costs through restructuring activities in the fourth quarter of fiscal year 2012. We began to realize the reduction in the underlying costs in fiscal year 2013.

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 30, 2012		January 1, 2012		Change	December 30, 2012		January 1, 2012		Change
Net sales	$30,999		$29,679			$90,872		$102,777
R&D expense:	5,376	17%	8,871	30%	(39%)	16,598	18%	26,989	26%	(39%)
SG&A expense:	8,645	28%	9,909	33%	(13%)	24,066	26%	28,824	28%	(17%)

Research and Development (“R&D”)

Our R&D expenses consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, expenses related to new mask tool sets, software amortization, test hardware, and engineering supplies and services;

•	amortization of acquired intangible assets such as existing technology and patents/core technology; and

•	facilities expenses.

R&D expenses for the three months ended December 30, 2012 decreased $3.5 million, or 39%, as compared to the same period a year ago. R&D expenses for the nine months ended December 30, 2012 decreased $10.4 million, or 39%, as compared to the same period a year ago. The decrease was primarily a result of lower labor and facility related expenses resulting from our reduction in force in the fourth quarter of fiscal year 2012 and lower maintenance costs on our design software.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. For the third quarters of fiscal years 2013 and 2012, we offset $0.5 million and $1.0 million of R&D expenses in connection with this agreement, respectively. For the first nine months of fiscal years 2013 and 2012, we offset $1.5 million and $3.5 million of R&D expenses in connection with this agreement, respectively.

We believe that R&D expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, increased investment in software development, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract. We reduced employee related costs, rent and electronic design automation tool expenses through restructuring activities in the fourth quarter of fiscal year 2012. In connection with the restructuring, we eliminated our internal capability to physically design certain deep submicron products and adopted an outsourcing model instead. Partially offsetting our cost reductions, we are incurring incremental subcontract costs for deep submicron design, will hire engineers to execute our strategy and expect salary increases, profit sharing costs and a year over year reduction in reimbursement under an R&D contract. We began to realize the net cost reduction in fiscal year 2013.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships;

•	facilities expenses; and

•	acquisition related costs.

SG&A expenses for the three months ended December 30, 2012 decreased $1.3 million, or 13%, as compared to the same period a year ago. SG&A expenses for the nine months ended December 30, 2012 decreased $4.8 million, or 17%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related costs, incentives and professional fees, offset by a provision for dispute resolution of $1 million.

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions, legal costs, incentives and annual merit increases. We reduced employee related costs through restructuring activities in the fourth quarter of fiscal year 2012. We began to realize the net cost reduction in fiscal year 2013.

Restructuring Charges and Exit Costs

	Three Months Ended					Nine Months Ended
	December 30, 2012		January 1, 2012		Change	December 30, 2012		January 1, 2012		Change
Net sales	$30,999		$29,679			$90,872		$102,777
Restructuring charges and exit costs – cost of sales	79	—	—	—	100%	160	—	152	—	5%
Restructuring charges and exit costs – operating expenses	524	2%	—	—	100%	1,619	2%	173	—	836%

During the three and nine months ended December 30, 2012, we incurred restructuring charges and exit costs of $0.6 million and $1.8 million, respectively. During the nine months ended January 1, 2012, we incurred restructuring charges and exit costs of $0.3 million. Restructuring charges and exit costs primarily consist of severance benefits. See “Note 8 – Restructuring Charges and Exit Costs.”

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 30, 2012		January 1, 2012		Change	December 30, 2012		January 1, 2012		Change
Net sales	$30,999		$29,679			$90,872		$102,777
Interest income and other, net	586	2%	593	2%	(1%)	1,906	2%	2,019	2%	(6%)
Interest expense	(56)	—	(60)	—	(7%)	(128)	—	(181)	—	(29%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	foreign exchange gains or losses;

•	realized gains or losses on marketable securities; and

•	realized gains or losses on sales of fixed assets and intangible assets.

The decrease in interest income and other, net during the three and nine months ended December 30, 2012 as compared to the same period a year ago was primarily attributable to a decrease in interest income and other, net as a result of lower yield related to our cash and short-term investments.

Interest Expense

We have acquired engineering Design Tools under capital leases. We acquired design tools of $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, $1.0 million in June 2010 under a three-year license, $1.3 million in December 2009 under a 28-month license, and $1.1 million in July 2009 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of December 30, 2012 and April 1, 2012, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Interest expenses recorded for the design tools capital lease obligations for the periods indicated below were as follow (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Interest expense	$35	$60	$107	$181

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line on the condensed consolidated statements of operations. Declines in value of our investments both marketable and non-marketable, judged to be other-than-temporary, are reported in the impairment charges on investments line in the condensed consolidated statements of operations. We did not record any impairment charges in either the three and nine months ended December 30, 2012 or January 1, 2012, respectively.

Our long-term investment consists of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”). Skypoint Fund is a venture capital fund that invested primarily in private companies in the telecommunications and/or networking industries. We account for this non-marketable equity investment under the cost method. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. Any decline in the value of our non-marketable investments is reported in the impairment charges on investments line in condensed consolidated statements of operations. We did not record any impairment charges after our assessment of the valuation of the fund performance in either the three and nine months ended December 30, 2012 or January 1, 2012.

Provision for (Benefit from) Income Taxes

In the three and nine months ended December 30, 2012, we recorded $1.3 million of income tax benefit which mainly resulted from the release of a $1.3 million reserve for uncertain tax positions related to an NOL carryback refund. The reserve was released due to the expiration of the statute of limitations in U. S. tax jurisdictions.

During the three months ended January 1, 2012, we recorded an income tax benefit of $169,000, which mainly resulted from the partial release of the liability for unrecognized tax benefits due to the expiration of the statute of limitations in U.S. tax jurisdictions. During the nine months ended January 1, 2012, we recorded an income tax expense of $3,000, which was due to expenses recorded for foreign taxable income offset by the partial release of the liability for unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	December 30, 2012	January 1, 2012
	(dollars in thousands)
Cash and cash equivalents	$15,334	$9,745
Short-term investments	185,784	188,724

Total cash, cash equivalents, and short-term investments	$201,118	$198,469

Percentage of total assets	73%	69%
Net cash provided by operating activities	$3,654	$2,907
Net cash provided by (used in) investing activities	780	(5,781)
Net cash provided by (used in) financing activities	2,186	(2,420)

Net increase (decrease) in cash and cash equivalents	$6,620	$(5,294)

Fiscal Year 2013

Our net income was approximately $1.2 million for the nine months ended December 30, 2012. After adjustments for non-cash items and changes in working capital, we generated $3.7 million of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $8.3 million; and

•	stock-based compensation expense of $3.0 million;

Working capital changes included:

•	a $3.7 million increase in accounts receivable primarily due to the timing of shipments and certain large customer payments;

•	a $0.3 million increase in inventory due to expected increase in future shipments; and

•	a $4.1 million decrease in accrued restructuring charges and exit costs, primarily due to payments made.

In the nine months ended December 30, 2012, net cash provided by investing activities was $0.8 million. Proceeds of $134.8 million from sales and maturities of investments were offset by $133.0 million purchase of investments and $1.3 million used for purchases of property, plant and equipment and intellectual property.

In the nine months ended December 30, 2012, net cash provided by financing activities reflects $4.7 million of proceeds associated with our employee stock plans partially offset by the $2.5 million repayment of lease financing obligations.

Fiscal Year 2012

Our net loss was approximately $7.2 million for the nine months ended January 1, 2012. After adjustments for non-cash items and changes in working capital, we generated $2.9 million of cash from operating activities.

Significant non-cash charges included:

•	depreciation and amortization expenses of $10.1 million; and

•	stock-based compensation expense of $3.4 million;

Working capital changes included:

•	a $1.2 million decrease in accounts receivable primarily due to lower shipments;

•	a $1.2 million decrease in accrued compensation and related benefits primarily due to the timing of payroll related accruals and the payment of our 401(k) employer match; and

•	a $1.0 million increase in other current non-trade receivables due to the timing of our research and development reimbursement costs.

In the nine months ended January 1, 2012, net cash used in investing activities reflects net purchase of short-term marketable securities of $3.5 million and $2.7 million in purchases of property, plant and equipment and intellectual property.

From time to time, we acquire outstanding shares of our common stock in the open market to partially offset dilution from our equity awards, to increase our return on our invested capital and to bring our cash to a more appropriate level for our Company. On August 28, 2007, we established a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock. As of March 27, 2011, we had purchased shares valued at $88.2 million under the 2007 SRP. During the three and nine months ended December 30, 2012 and January 1, 2012, respectively, we did not repurchase any shares under the 2007 SRP. As of December 30, 2012, the remaining authorized amount for stock repurchases under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our share repurchase plan, which would reduce our cash, cash equivalents and/or short-term investments available to fund future operations and to meet other liquidity requirements.

To date, inflation has not had a significant impact on our operating results.

We believe that our cash and cash equivalents, short-term marketable securities and expected cash flows from operations will be sufficient to satisfy working capital requirements, capital equipment and intellectual property needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, which could have a material adverse effect on our financial condition and results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments that we believe are complementary to our design expertise and market strategy. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at December 30, 2012 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$19,555	$19,555	$—	$—	$—
Lease obligations (2)	613	308	196	109	—

Total	$20,168	$19,863	$196	$109	$—

(1)	We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash and cash equivalent balances.
(2)	Includes lease payments related to worldwide offices and buildings.

Other commitments

As of December 30, 2012, our unrecognized tax benefits were $15.7 million, of which $2.2 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expires. See “Note 16 – Income Taxes.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At December 30, 2012, we did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional money management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $195.0 million as of December 30, 2012 and $190.8 million as of April 1, 2012. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% or less from levels as of December 30, 2012, the increase or decline in the fair value of the portfolio would not be material. At December 30, 2012, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of $0.4 million, net of taxes.

Our short-term investments are classified as “available-for-sale” securities, and the cost of securities sold is based on the specific identification method. At December 30, 2012, short-term investments consisted of corporate bonds and notes, asset and mortgage-backed securities, U.S. government agency securities, U.S. Treasury securities and state and local government securities of $185.8 million.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of December 30, 2012.

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

ITEM 1A. RISK FACTORS

We are subject to the following risks, as well as others, that could materially and adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended April 1, 2012 should be carefully considered. The risks and uncertainties described below, in the Quarterly Reports on Form 10-Q for the fiscal quarters ended July 1, 2012 and September 30, 2012 and in our Annual Report on Form 10-K for our fiscal year ended April 1, 2012 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations if circumstances change. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Global capital, credit market, employment, and general economic and political conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results and financial condition.

Because our customers, suppliers and other business partners are in many countries around the world, we must monitor general global conditions for impact on our business. Economies throughout global regions continue to be volatile and, in many countries, inconsistent with trends in the U.S. or other stable economies. In Europe uncertainty continues regarding the ability of certain countries to service their level of debt. In recent quarters in China and certain other Asian countries growth has continued but at a slower pace than earlier in the recovery. Political conditions in individual countries or across regions can also impact our business.

Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global and domestic economic and market conditions remain unstable or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition which could result in a decline in the price of our common stock. If economic conditions continue to be erratic, we may have to implement additional cost reduction measures which may adversely impact our ability to generate revenue or introduce new products and technologies. Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our business partners, customers and suppliers. These conditions could impair the ability of our customers to pay for products they have ordered from us. As a result, allowances for doubtful accounts and write-offs of accounts receivable from our customers may increase. In addition, our suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply us or our subcontractors with the parts we need to manufacture our products.

If global economic, political and financial market conditions deteriorate or recovery is slow for an extended period of time, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

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

We derive a substantial portion of our revenues from distributors, especially from our two primary distributors, Future Electronics Inc. (“Future”), a related party, and Arrow Electronics, Inc. (“Arrow”). Our revenues would likely decline significantly if our primary distributors elected not to or we were unable to effectively promote or sell our products or if they elected to cancel, reduce or defer purchases of our products.

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

We depend on third-party subcontractors to manufacture our products. We utilize wafer foundries for processing our wafers and assembly and test subcontractors for manufacturing and testing our integrated circuit products and board assembly subcontractors for our board-level products. Any disruption in or loss of our subcontractors’ capacity to manufacture and test our products subjects us to a number of risks, including the potential for an inadequate supply of products and higher materials costs. These risks may lead to delayed product delivery or increased costs, which could materially and adversely impact our business, financial condition and results of operations.

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

Our foundries and test assembly subcontractors manufacture our products on a purchase order basis. We provide our foundries with rolling forecasts of our production requirements; however, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. Our third-party foundries may not allocate sufficient capacity to satisfy our requirements. In addition, we may not continue to do business with our foundries on terms as favorable as our current terms.

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

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times, competition for such employees has been particularly notable in California and People’s Republic of China (“PRC”). Further, the PRC historically has different managing principles from Western style management and financial reporting concepts and practices, as well as different banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing and maintaining management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards and regulations, which could materially and adversely impact our business, financial condition and results of operations.

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the general economy and the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of components from suppliers due to limited visibility into customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization and amortization of unabsorbed manufacturing costs;

•	the impact of our revenue recognition policies on reported results; and

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	disruption in customer demand if customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product design releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights; and

•	changes in or continuation of certain tax provisions.

Our fixed operating expenses and practice of ordering materials in anticipation of projected customer demand could make it difficult for us to respond effectively to sudden swings in product demand/mix and result in higher than expected costs and excess inventory. Such sudden swings in demand/mix could therefore have a material adverse impact on our business, financial condition and results of operations.

Our operating expenses are relatively fixed in the short to medium term, and therefore we have limited ability to reduce expenses quickly and sufficiently in response to any revenue shortfall. In addition, we typically plan our production and inventory levels based on forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order or build materials in advance of anticipated customer demand. This advance ordering or build may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or inventory becomes obsolete. These incremental costs could have a material adverse impact on our business, financial condition and results of operations.

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

Our business may be materially and adversely impacted if we fail to effectively utilize and incorporate acquired technologies.

We have acquired and may in the future acquire intellectual property in order to accelerate our time to market for new products. Acquisitions of intellectual property may involve risks relating to, among other things, valuation of innovative capabilities, successful technical integration into new products, compliance with contractual obligations, market acceptance of new product features or capabilities, and achievement of planned return on investment. Successful technical integration in particular requires a variety of capabilities that we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skills to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs, which could materially and adversely impact our business, financial condition and results of operations.

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

A portion of our revenue is derived from selling integrated circuits to end customer equipment vendors. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. We first work with customers to achieve a design win, which may take six months or longer. Our customers then complete their design, test and evaluation process and begin to ramp-up production, a period which typically lasts an additional six months. The customers of equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers. Due to the length of the end customer equipment vendors’ product development cycle, the risks of project cancellation by our customers, price erosion or volume reduction are common aspects of such engagements.

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

Also, competition from new companies, including those from emerging economy countries, with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia continue to reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to Silan in China to market our commodity connectivity products, which could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would adversely affect our operating results and financial condition.

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

As of December 30, 2012, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 17% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 15% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

The occurrence of natural disasters in certain regions, such as the recent natural disasters in Asia, could adversely impact our manufacturing and supply chain, our ability to deliver products on a timely basis (or at all) to our customers and the cost of or demand for our products. Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity and is approximately 170 miles from a nuclear power plant. In addition, some of our other offices, customers and suppliers are in locations which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our offices, our operations could be disrupted. Similarly, a major earthquake or other natural disaster, such as the flooding in Thailand, affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

EXAR CORPORATION (Registrant)

February 5, 2013	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	3/16/2012

10.1	Separation Agreement between the Company and Kevin S. Bauer, dated December 14, 2012					X

10.2	Services Agreement between the Company and Kevin S. Bauer, dated December 14. 2012					X

10.3	Employment Agreement between the Company and Ryan Benton, dated December 10, 2012					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X