Form 10-K
period 2013-03-31
EXAR CORP
filed 2013-06-13
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of September 30, 2012 was approximately $153.9 million based upon the closing price reported on The NASDAQ Global Select Market as of the last business day of the Registrant’s most recently completed second fiscal quarter. Approximately 26.6 million shares of common stock held by officers, directors and persons known to the Registrant to hold 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 46,936,401 as of June 10, 2013, net of 19,924,369 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2013 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2013 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2013

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding: (1) our future strategies and target markets; (2) our future revenues, gross profits and margins; (3) our future research and development (“R&D”) efforts and related expenses; (4) our future selling, general and administrative expenses (“SG&A”); (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months; (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities; (7) the possibility of future acquisitions and investments; (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation;, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities; (10) our ability to estimate future cash flows associated with long-lived assets; and (11) the volatile global economic and financial market condition. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to, the factors contained under the captions Part I, Item 1—“Business,” Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any obligation to revise or update information in any forward-looking statement, except as required by law.

ITEM 1.	BUSINESS

Overview

Exar Corporation (“Exar” or “We”) designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. Exar’s product portfolio includes power management and connectivity components, communications products, and data compression and storage solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, networking and telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Internationally, our products are sold through various regional and country specific distributors and manufacturers’ representatives. Globally, these channel partners are assisted and managed by our regional sales teams. In addition to our regional sales teams, we also employ a worldwide team of field application engineers to work directly with our customers.

Exar was incorporated in California in 1971 and was reincorporated in Delaware in 1991. Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXAR”. See the information in Part II, Item 8—“ Financial Statements and Supplementary Data” for information on our financial position as of March 31, 2013, April 1, 2012 and March 27, 2011, and results of operations and cash flows for fiscal years ended March 31, 2013, April 1, 2012 and March 27, 2011.

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

Connectivity Solutions — Our focus on connectivity is a key initiative that drives product strategy and serves as a foundation for our customer engagements. We have added system architecture expertise and extended our portfolio of products to offer new silicon products, cards and software to support the demand for complete system solutions as well as component products. Our connectivity solutions serve data and telecommunications, networking and storage, industrial control and consumer applications. Our devices facilitate and optimize the interface between systems and across networks with Serial Transceivers, Multi-Protocol Interface products and Universal Asynchronous Receiver/Transmitters (“UARTs”).

Power Management Solutions — Our focus on power management includes traditional analog power management solutions as well as an innovative approach to software programmable power management. We design and develop linear and switching regulators that support the diverse power conversion needs of data and telecommunications, networking and storage, industrial control and consumer applications. We have also introduced a new family of programmable power management products that provide power conversion and control of multiple output voltages through a graphical user interface (“GUI”).

Enhanced System Integration — Our effort to provide comprehensive solutions that encompass hardware, software and applications support is fundamental to our initiative in networking and storage applications. The combination of our design expertise, diverse circuit technology and system-level expertise enables us to provide complete solutions that are used in data compression and aggregation, data transmission, acceleration and computer offloading. We believe that by using our solutions OEMs can develop higher performance systems, better leverage their development resources and reduce their time-to-market.

Data Compression and Storage Solutions —We offer a complete solution set of data compression and cryptographic algorithms. With our solution, customers have the flexibility to successfully address diverse market segments with varying storage, throughput, and security requirements. The comprehensive product portfolio also includes a new software architecture that simplifies system integration, reduces time to market and provides a smooth migration path across the entire product portfolio.

Markets and Products

Our products are organized into four product lines, which allow product definition based on market opportunities and trends. We define our product lines as Connectivity and Power Management Components, Data Compression and Storage Solutions, and Communications Products.

Connectivity Components

The demand for connectivity is projected to grow significantly during the next decade as the Internet evolves to support machine-to-machine connectivity. The need to connect billions of devices at home, in the office and in factories through the Internet is driving the requirement for smart connectivity solutions. Our connectivity product strategy is to continue to enhance our portfolio with higher speed, lower power and enhanced functionality devices that meet the growing demands of our customers. Growth drivers in our connectivity product business include increased integration and value through the introduction of differentiated bridging products for popular and growing bus interfaces such as Universal Serial Bus (“USB”), Ethernet and Peripheral Interconnect Express (“PCIe”), as well as innovative new UARTs and serial transceiver devices.

We offer a broad line of industry-proven UARTs solutions as well as complementary serial transceiver devices for use in applications in the communications infrastructure, networking and storage, industrial & embedded systems, and consumer markets. Typical applications include point-of-sale (“POS”), process control, and factory automation, as well as servers, embedded systems, routers, network management equipment, remote access servers, wireless base-stations and repeaters. Additionally, our single and multi-channel UARTs are used in portable consumer applications such as multi-media, global positioning system (“GPS”), personal digital assistant (“PDA”) and smart phone devices.

Our UARTs product portfolio ranges from cost-effective industry-standard devices to high-performance multi-channel UARTs with a broad range of first in, first out (“FIFO”) depths and industry leading performance and features. We support popular central processing unit (“CPU”) bus interfaces such as 8-bit Industry Standard Architecture (“ISA”), 8-bit VLIO, 2-wire Inter-Integrate Circuit (“I2C”), 4-wire Serial Peripheral Interface (“SPI”), Peripheral Component Interconnect (“PCI”), PCIe and USB. In addition, we market a wireless UARTs solution that includes a high-performance UART, a controller and a Radio Frequency (“RF”) transceiver with our proprietary firmware. This device enables applications to send and receive data wirelessly over a secure proprietary protocol.

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

Power Management Components

The market for power management components is a large and diverse semiconductor segment covering a wide range of requirements. We have developed solutions for DC/DC voltage conversion and supervision. Our products are designed to meet the needs of various communications infrastructure, networking and storage, industrial & embedded systems, and consumer applications.

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

Power XR technology combines digital control and monitoring with our high performance analog circuitry, enabling the system architect to design products that significantly reduce wasted energy and are quickly reconfigurable.

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

Data Compression and Storage Solutions

We provide highly integrated semiconductors and board level products that enable OEMs to develop high performance computing, storage and networking equipment at significantly lower cost and with lower power consumption.

With the rapid growth of data volume and Input/Output (“I/O”) performance of CPUs far outpacing storage I/O performance improvements, overall computing performance is increasingly limited by storage I/O throughput. Data compression is a more cost-effective way to improve I/O throughput compared to other solutions such as Solid State Disks (SSDs) or distributed parallel systems. Our chips and boards can achieve compression throughput of between 10Gbps to 40Gbps and beyond at a fraction of the cost and power consumption of alternative approaches. We enable storage vendors to improve storage efficiency with much lower cost and lower power as compared to their alternate architecture choice of utilizing general purpose CPUs. Our solution off-loads specific tasks from the general purpose CPU by providing compression and hashing technology in a single pass with low latency to reduce and de-duplicate data at very high throughput. Deployment of our devices can be found in storage appliances such as primary storage, data protection and remote replication.

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

Communications Products

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

Service providers have a large investment in their existing copper infrastructure. This infrastructure remains a cost effective means of providing high value leased line and data services for enterprises, mobile backhaul and network interconnection. We offer a comprehensive portfolio of T1 and E1 devices for twisted pair copper connections and DS3 and E3 devices for coaxial copper connections. Our broad range of T1/E1 devices includes short-haul and long-haul Line Interface Units (“LIUs”) and LIU/framer combinations that incorporate reconfigurable, relayless redundancy (Exar R3 Technology™) with integrated termination resistors and jitter attenuation. Used individually or in chip sets, our T1/E1 technologies offer customers key advantages including design flexibility, enhanced system reliability and standards compliance, which are critical components of high-density, low-power system boards and linecards. In addition, our T1/E1/J1 Framer/LIU combination products simplify the design process by saving board space and by reducing complexity as a result of lowering component count. In addition to T1/E1 solutions, we have developed a diverse portfolio of single- and multi-channel T3/E3 physical interface solutions with integrated LIU logic and jitter attenuation that achieve high performance levels while reducing board space and overall power in multi-port applications.

Strategy

Our goal is to be the leading provider of high performance analog mixed-signal integrated circuits and advanced sub-system solutions for Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. To achieve our long-term business objectives, we employ the following strategies:

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

Grow Market Share with System Solutions—We create systems solutions by coupling system expertise, software and advanced silicon integration to provide an optimized solution that is designed to be technically compelling and cost effective, resulting in distinctive device and card products like DeMux, DX1700 and DX1800 Cards, and Power XR. These solutions and others provide platform-level engagements that involve software and hardware integration, resulting in a cohesive bond with customers.

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

Sales and Customers

We sell our products globally through both direct and indirect channels. In the United States we have our own direct sales force and are also represented by 21 independent sales representatives, three independent non-exclusive distributors, and three catalog distributors. We currently have domestic presences in or near Chicago, Illinois, Wilmington, Delaware, Atlanta, Georgia, Dallas, Texas and Fremont, California.

Internationally, we are represented in Canada, Europe and Asia by our wholly-owned foreign subsidiaries and international support offices in Canada, China, France, Germany, Hong Kong, Japan, South Korea, Taiwan and the United Kingdom. In addition to these offices, approximately 27 independent sales representatives and other independent, non-exclusive distributors represent us. The percentage of our net sales represented by certain geographies is as follows:

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
China	34%	34%	34%
United States	26%	26%	22%
Singapore	11%	11%	10%
Germany	10%	10%	9%
Japan	5%	5%	6%
Europe (excluding Germany)	4%	4%	7%
Rest of world	10%	10%	12%
Total net sales	100%	100%	100%

We expect international sales to continue to be a significant portion of our net sales in the future. All of our sales to foreign customers are denominated in U.S. dollars. For a detailed description of our sales by geographic regions, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations, Net Sales by Geography” and Part II, Item 8—“Notes to Consolidated Financial Statement, Note 19—Segment and Geographic Information.” For a discussion of the risk factors associated with our foreign sales, see Part I, Item 1A—“Risk Factors—“Our engagement with foreign customers could cause fluctuations in our operating results, which could materially and adversely impact our business, financial condition and results of operations’. ”

We sell our products to original equipment manufacturers (“OEM”) or their designated subcontract manufacturers and distributors (affiliated and unaffiliated) who buy our products and resell to their customers throughout the world. The following distributors accounted for 10% or more of our net sales in the fiscal years indicated below:

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Distributor A	30%	31%	30%
Distributor B	*	11%	10%
Distributor C	10%	*	*

*	Net sales for this distributor for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of our net sales in fiscal years 2013, 2012 or 2011.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated below:

	March 31, 2013	April 1, 2012
Distributor A	21%	26%
Distributor B	20%	14%
Distributor D	11%	11%

No other distributor or customer accounted for 10% or more of our net accounts receivable as of March 31, 2013, and April 1, 2012.

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

Most of our semiconductor wafers are shipped directly from our foundries to our subcontractors in Asia for wafer test and assembly where the wafers are cut into individual dies and packaged. Independent contractors in China, Indonesia, Malaysia and Taiwan perform most of our assembly work. Final test and quality assurance are performed at our subcontractors’ facilities in Asia or at our Fremont, California facility. Most of our board products are manufactured in the United States. All of our primary manufacturing partners are certified to ISO 9001:2008.

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

We make investments in advanced design tools, design automation and high-performance intellectual property libraries while taking advantage of readily available specialty intellectual property through licensing or purchases. We also augment our skill sets and intellectual property through university collaboration, incorporating talent through acquisition and by accessing needed skills with off-campus design centers. We continue to pursue the development of design methodologies that are optimized for reducing design cycle time and increasing the likelihood of first-time success. We have a substantive research and development presence in the People’s Republic of China (“PRC”) and have a research and development presence in Toronto, Canada. In connection with our restructuring efforts in the fourth quarter of fiscal year 2012, we eliminated our deep submicron physical design capability and adopted an application specific integrated circuit (“ASIC”) model for future deep submicron physical design and product procurement. We invested an aggregate of $22.4 million, $35.0 million and $49.9 million on research and development in fiscal years 2013, 2012 and 2011, respectively. For further explanation of our increased expenses in research and development, please see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe that the principal competitive factors in the market segments in which we operate are:

•	time-to-market;

•	product innovation;

•	product performance, quality, reliability and features;

•	customer support and services;

•	price;

•	rapid technological change;

•	number of design wins released to production;

•	lowering total system cost; and

•	compliance with and support of industry standards.

We compete with many other companies and many of our current and potential competitors may have certain advantages over us such as:

•	longer presence in key markets;

•	greater brand recognition;

•	more secure supply chain;

•	access to larger customer bases;

•	broader product offerings;

•	deeper engagement with customers;

•	stronger financial position and liquidity; and

•	significantly greater sales, marketing, development, and other resources.

Competitors in our Industrial & Embedded Systems, and Communications Infrastructure markets include Analog Devices, Inc., Integrated Device Technology, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, Monolithic Power Systems, NXP B.V., Richtek, Silicon Labs, Texas Instruments Incorporated and Vitesse Semiconductor Corporation. Our competitors in the Networking & Storage market include Cavium Networks and Comtech Telecommunications Corp. See Part I, Item 1A—“Risk Factors—“If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share’.”

Backlog

Our sales are made pursuant to either purchase orders for current delivery of standard items or agreements covering purchases over a period of time, which are frequently subject to revisions and, to a lesser extent, cancellations with little or no penalties. Lead times for the release of purchase orders depend on the scheduling practices of the individual customer, and our rate of bookings varies from month-to-month. Certain distributors’ agreements allow for stock rotations, scrap allowances and volume discounts. Further, we defer recognition of revenue on shipments to certain distributors until the product is sold to end customers. For all of these reasons, we believe backlog as of any particular date should not be used as a predictor of future sales.

Intellectual Property Rights

To protect our intellectual property, we rely on a combination of patents, mask work registrations, trademarks, copyrights, trade secrets, and employee and third-party nondisclosure agreements. As of March 31, 2013, we have 151 patents issued and 22 patent applications pending in the United States and 69 patents issued and 30 patent applications pending in various foreign countries. Our existing patents will expire between 2013 and 2030, or sooner if we choose not to pay renewal fees. We may also enter into license agreements or other agreements to gain access to externally developed products or technologies. While our intellectual property is critically important, we do not believe that our current or future success is materially dependent upon any one patent.

Despite our protection efforts, we may fail to adequately protect our intellectual property. Others may gain access to our trade secrets or disclose such trade secrets to third parties without our knowledge. Some or all of our pending and future patent applications may not result in issued patents that provide us with a competitive advantage. Even if issued, such patents, as well as our existing patents, may be challenged and later determined to be invalid or unenforceable. Others may develop similar or superior products without access to or without infringing upon our intellectual property, including intellectual property that is protected by trade secrets and patent rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia, Europe, the Middle East and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

If we are required to take any of the actions described above or defend against any claims from third parties, our business, financial condition and results of operations could be harmed. See Part I, Item 1A—“Risk Factors—“We may be unable to protect our intellectual property rights, which could harm our competitive position’ and “We could be required to pay substantial damages or could be subject to various equitable remedies if it were proven that we infringed the intellectual property rights of others’.”

Acquisitions

On March 22, 2013, we completed the acquisition of substantially all of the assets of Altior Inc. (“Altior”), a developer of data management solutions in Eatontown, New Jersey. Altior’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 23, 2013.

On March 16, 2010, we completed the acquisition of Neterion, Inc. (“Neterion”), a developer of 10 gigabit Ethernet (“10GbE”) controller silicon and card solutions optimized for virtualized environments located in Sunnyvale, California. During the course of fiscal year 2011, we participated in the 10GbE market and established a limited set of customers, but market adoption and revenue fell short of our revenue goals for the product line. After assessing our position in this market and our product development roadmap, we announced on March 4, 2011 that we were exiting the data center virtualization market and, in connection therewith, had decided to discontinue development of these products. We promptly reduced our resources and sold assets devoted to the development of these products.

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

On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”), a fabless semiconductor company that was founded in 1996. The acquisition of Hifn expanded and complemented our product offering in the enterprise storage, networking and telecom markets where we have had a significant base of business for more than 10 years. The Hifn technology added compression and data deduplication products used in storage applications to optimize data and speed up data backup and retrieval. Hifn had also been a leading provider in security acceleration technology by providing encryption and compression products to leading networking and telecom system manufacturers. The Hifn products complement our connectivity solutions and provide us with a more significant product offering to our customers.

Employees

As of March 31, 2013, we employed 291 full-time employees, with 133 in research and development, 50 in operations, 70 in marketing and sales and 38 in administration. Of the 291 employees, 91 are located in our international offices. See Part I, Item 1A—“Risk Factors—“We depend in part on the continued service of our key engineering and management personnel and our ability to identify, hire, incentivize and retain qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted’. ” None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage due to labor issues.

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

Executive Officers of the Registrant

Our executive officers and their ages as of May 30, 2013, are as follows:

Name	Age	Position

Louis DiNardo	53	President, Chief Executive Officer and Director
Steve Bakos	46	Senior Vice President, Worldwide Sales and Marketing
Ryan A. Benton	42	Senior Vice President and Chief Financial Officer
Parviz Ghaffaripour	49	Senior Vice President, Connectivity and Power Management Products
Diane Hill	56	Vice President, Human Resources
Carlos Laber	61	Senior Vice President, Worldwide Research and Development
Thomas R. Melendrez	59	General Counsel, Secretary and Executive Vice President, Business Development
Todd Smathers	64	Senior Vice President, Worldwide Operations

Louis DiNardo was appointed President, Chief Executive Officer and Director as of January 3, 2012. Prior to joining us, he was a Partner at Crosslink Capital, a stage-independent venture capital and growth equity firm based in San Francisco, which he joined in January of 2008, and focused on semiconductor and alternative energy technology investment in private companies. Mr. DiNardo was a partner at VantagePoint Venture Partners from January of 2007 through January of 2008. Mr. DiNardo was President and Chief Operating Officer at Intersil Corporation from January 2006 through October 2006. Prior to his promotion, Mr. DiNardo held the position of Executive Vice President of the Power Management Business. He held the position of President and CEO as well as Co-Chairman of the Board of Directors at Xicor Corporation, a public company, from 2000 until Intersil acquired the company in July of 2004. Mr. DiNardo spent thirteen years at Linear Technology where he was Vice President of Worldwide Marketing and General Manager of the Mixed-Signal Business Unit. He began his career in the semiconductor industry at Analog Devices Incorporated where he served for eight years in a variety of technical and management roles. Mr. DiNardo holds a B.A. from Ursinus College, 1981. Mr. DiNardo currently serves on Board of Directors of Synapsense Corporation, a manufacturer of high performance Data Center Infrastructure Management (DCIM) energy efficiency products, located in Folsom, California. Mr. DiNardo also is Chairman of the Board of Directors of SoloPower Inc, a manufacturer of thin-film solar cells and flexible solar modules, located in San Jose, California. Mr. DiNardo has held executive leadership positions with and served on the Board of Directors of a variety of privately held technology companies.

Steve Bakos was appointed Senior Vice President, Worldwide Sales and Marketing in July of 2012. Mr. Bakos has nearly 25 years of experience in analog and mixed signal sales and marketing, including over 10 years of executive management experience. Mr. Bakos began his sales career at National Semiconductor. Mr. Bakos spent the next 11 years at Linear Technology where he held various sales and marketing management positions. In 2002, he joined Xicor as Vice President of Worldwide Sales until the company was acquired by Intersil in July of 2004. At Intersil, he was appointed Vice President of Sales for the Americas and Global Distribution 2004 until 2006. Mr. Bakos spent the next several years as Vice President of Sales and Senior Vice President of Marketing and Sales for SiTime and Active-Semi, respectively. Prior to joining Exar, Mr. Bakos served as Vice President of Worldwide Sales at Conexant Systems. Mr. Bakos holds a Bachelor of Science in Engineering from Cornell University, Ithaca, NY.

Ryan A. Benton was appointed Senior Vice President and Chief Financial Officer in December of 2012. Prior to joining the Company, Mr. Benton was Chief Financial Officer of SynapSense Corporation located in Folsom, California, a private venture backed company serving the Data Center Infrastructure Management market. Prior to SynapSense, from February 2007 until May 2012, Mr. Benton was Chief Financial Officer of SoloPower Inc, a manufacturer of thin-film solar cells and flexible solar modules, located in San Jose, California. From November 2004 until February 2007, Mr. Benton served as a financial consultant for the United States subsidiary of ASM International NV in Phoenix, Arizona, a semiconductor capital equipment company, where he supported acquisitions and integration process. He also served as Chief Financial Officer for PB Unlimited, an advertising specialty manufacturer located in the Dallas-Fort Worth area, from April 2002 through November 2004. Mr. Benton served as corporate controller for eFunds, which was a public company located in Scottsdale, Arizona that provides information technology solutions for the financial service industry, where he was employed from September 2000 until March 2002. Mr. Benton received his B.A. from the University of Texas.

Parviz Ghaffaripour was appointed Senior Vice President, Connectivity and Power Management Products in May of 2013. He brings over 29 years of analog mixed-signal experience to Exar. Mr. Ghaffaripour most recently served as CEO of Akros Silicon, a privately funded power management company located in Sunnyvale, California. Prior to Akros, he was Chief Operating Officer at Advanced Analogic Technologies which was acquired by Skyworks. Mr. Ghaffaripour has held technical and executive management roles at Maxim Integrated Products and National Semiconductor. Mr. Ghaffaripour began his career at Exar in 1984. He earned his B.S.E.E. at the University of California, Berkeley and his M.S.E.E. at Santa Clara University, and executive degrees in Business Administration at Stanford University and Western Ontario.

Diane Hill was appointed Vice President, Human Resources in April of 2010. With over 30 years of human resources experience, including 20 in the semiconductor industry, Ms. Hill is responsible for developing and implementing all global and regional human resources policies and programs at Exar. Since joining us in September 2000, Ms. Hill has held various senior Human Resources positions prior to her current role, including Division Vice President, Director and Senior Manager. Previously, Ms. Hill held various management positions at Daisy Systems Corporation, a manufacturer of computer hardware and software for electronic design automation (EDA), from October 1987 to April 1990 and Teledyne MEC, a subsidiary of Teledyne Technologies, Inc., from August 1979 to October 1987. Ms. Hill holds a BA in Psychology from the University of California at Santa Barbara.

Carlos Laber was appointed Senior Vice President, Worldwide Research and Development in February of 2012. Mr. Laber has over 30 years of experience in analog and mixed-signal technology and product development. Prior to his appointment at Exar, Mr. Laber served as Senior Director of Product Development at ON Semiconductor and led the power management development efforts in Santa Clara, California. Mr. Laber was at ON Semiconductor for almost three years. Mr. Laber previously served for two years as Intersil's Vice President of Worldwide Technology, and before that, two years as Intersil's Vice President of Engineering for the Power Management Group. He joined Intersil after the acquisition of Xicor Incorporated, where he served for two years as Vice President of Engineering. Mr. Laber came to Xicor from Micrel Semiconductor where he was the Vice President of Engineering for the Analog and RF Product group for more than two years. Prior to Micrel, Mr. Laber served at Micro Linear for 16 years, where he was Vice President of Engineering. Before Micro Linear, Mr. Laber was at National Semiconductor and Intel Corporation where he had increasingly more senior design engineering and management roles. Mr. Laber holds a BSEE degree in Electromechanical and Electronic Engineering from the University of Buenos Aires, Argentina and an MSEE degree from the University of Minnesota, Minneapolis.

Thomas R. Melendrez joined us in April of 1986 as our Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, he was promoted to Corporate Vice President, General Counsel and in June 2001, he was appointed Secretary. In April 2003, he was promoted to General Counsel, Secretary and Vice President of Business Development and in July 2005, he was promoted to Senior Vice President, Business Development. In April 2007, he was promoted to his current position as General Counsel, Secretary and Executive Vice President of Business Development. Mr. Melendrez has over 25 years of legal experience in the semiconductor and related industries and he received a BA from the University of Notre Dame, a JD from University of San Francisco and an MBA from Pepperdine University.

Todd Smathers was appointed Senior Vice President, Worldwide Operations in March of 2012. Mr. Smathers has over 40 years of experience in analog and mixed-signal technology and product development. He served as Vice President of Operations at Intersil Corporation and Xicor, Incorporated, which was acquired by Intersil in 2004. Prior to joining Xicor, Mr. Smathers was General Manager of the Mixed Signal Business Unit at Linear Technology Corporation where he had previously served in a variety of management and executive roles since the company's founding in 1981. Mr. Smathers holds a Bachelor of Science in Electrical Engineering degree from Clemson University.

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the general economy and the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of components from suppliers due to limited visibility into customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization and amortization of unabsorbed manufacturing costs;

•	the impact of our revenue recognition policies on reported results;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	demand disruption if customers change or modify their complex subcontract manufacturing supply chain;

•	demand disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials and services, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or inventory becomes obsolete;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights; and

•	changes in or continuation of certain tax provisions.

If we are unable to grow or secure and convert a significant portion of our design wins into revenue, our business, financial condition and results of operations would be materially and adversely impacted.

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if end-customer projects are unsuccessful in the market place, the end-customer terminates the project, which may occur for a variety of reasons or the end-customer selects a competitive solution. Mergers, consolidations, changing market requirements and cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to longer than 18 months. If we fail to grow and convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under continued uncertain global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

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

We cannot predict the timing, severity or duration of any economic slowdown or recovery or the impact of any such events on our vendors, customers or us. If the economy or markets in which we operate deteriorate from current levels, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

•

slower spending by our target markets and economic fluctuations may result in reduced demand for our products, reduced orders for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

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

•	the current macroeconomic envir onment also limits our visibility into future purchases by our customers and renewals of existing agreements, which may necessitate changes to our business model.

If we fail to develop, introduce or enhance products that meet evolving needs or which are necessitated by technological advances, or we are unable to grow revenue in our served markets, then our business, financial condition and results of operations could be materially and adversely impacted.

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing or disruptive technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure from lower priced solutions;

•	increasing product development costs;

•	finite market windows for product introductions;

•	design-to-production cycles;

•	increasing functional integration;

•	competitive solutions, stronger customer engagement or broader product offering;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	moderate to slow growth;

•	frequent product introductions and enhancements; and

•	changing competitive landscape (due to consolidation, financial viability, etc.).

Our growth depends in large part on our continued development and timely release of new products for our core markets. We must: (1) anticipate customer and market requirements and changes in technology and industry standards; (2) properly define, develop and introduce new products on a timely basis; (3) gain access to and use technologies in a cost-effective manner; (4) have suppliers produce quality products consistent with our requirements; (5) continue to expand and retain our technical and design expertise; (6) introduce and cost-effectively deliver new products in line with our customer product introduction requirements; (7) differentiate our products from our competitors’ offerings; and (8) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands to increased functional integration and other changes. Migration from older products to newer products may result in earnings volatility as revenues from older products decline and revenues from newer products begin to grow.

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

The process of developing and supporting new products is complex, expensive and uncertain, and if we fail to accurately predict, understand and execute to our customers’ changing needs and emerging technological trends, our business, financial condition and results of operations may be harmed. In addition, we may make significant investments to define new products according to input from our customers who may choose a competitor’s or an internal solution or cancel their projects. We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. Failure in any of these areas may materially and adversely harm our business, financial condition and results of operations.

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

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. Due to a number of factors such as customer changes in delivery schedules and quantities actually purchased, cancellation of orders, distributor returns or price reductions, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. The still unsettled, uncertain and weak economy may increase the risk of purchase order cancellations or delays, product returns and price reductions. We may not be able to meet our expected revenue levels or results of operations if there is a reduction in our order backlog for any particular period and we are unable to replace those anticipated sales during the same period. Our forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors, loss of previous design wins, adverse changes in our scheduled product order mix and demand for our customers’ products or models. As a consequence of these factors and other inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, either of which can materially and adversely impact our business, financial condition and results of operations. Due to the unpredictability of global economic conditions and increased difficulty in forecasting demand for our products, we could experience an increase in inventory levels.

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on complementary metal oxide semiconductor (“CMOS”) processes, bipolar processes and bipolar-CMOS (“BiCMOS”) processes. Our foundries produce semiconductors for many other companies (many of which have greater volume requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we have from time to time, experienced extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

New and current process technologies or products can be subject to wide variations in manufacturing yields and efficiency. Our foundries or the foundries of our suppliers may experience unfavorable yield variances or other manufacturing problems that result in product introduction or delivery delays. Further, if the products manufactured by our foundries contain production defects, reliability issues or quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may cancel orders or be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

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

Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. Any delays or shortages would likely materially and adversely impact our business, financial condition and results of operations. In particular, the products produced from the wafers manufactured by our supplier in Hangzhou, China currently constitute a significant part of our total revenue, and so any delay, reduction or elimination of our ability to obtain wafers from this supplier could materially and adversely impact our business, financial condition and results of operations.

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

•	disruption of manufacturing or assembly or test services due to vendor transition, relocation or limited capacity of the foundries or subcontractors;

•	inability to obtain, develop or ensure the continuation of technologies needed to manufacture our products;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products or the possible inability to obtain an adequate alternative;

•	failure of our foundries or subcontractors to obtain raw materials and equipment;

•	increasing cost of commodities, such as gold, raw materials and energy resulting in higher wafer or package costs;

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

•	manufacturing quality control or process control issues, including reduced control over manufacturing yields, production schedules and product quality;

•	potential misappropriation of our intellectual property;

•	disruption of transportation to and from Asia where most of our foundries and subcontractors are located;

•	political, civil, labor or economic instability;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and

•	compliance with U.S., local or international regulatory requirements.

Other additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	our board level product volume may not be attractive to preferred manufacturing partners, which could result in higher pricing, extended lead times or having to qualify an alternative vendor;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	inventory and delivery management issues relating to hub arrangements;

•	entry into “take-or-pay” agreements; and

•	limited warranties from our subcontractors for products assembled and tested for us.

We depend in part on the continued service of our key engineering and executive management personnel and our ability to identify, hire, incentivize and retain qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted.

Our future success depends, in part, on the continued service of our key design, engineering, technical, sales, marketing and executive personnel and our ability to identify, hire, motivate and retain such qualified personnel, as well as effectively and quickly replace key personnel with qualified successors with competitive incentive compensation packages.

Under certain circumstances, including a company acquisition, significant restructuring or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability or willingness to offer meaningful competitive equity compensation and incentive plans or in amounts consistent with market practices may also adversely affect our ability to retain and incentivize key employees. In addition, competitors may recruit our employees, as is common in the high tech sector. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, unanticipated additional recruiting and training costs, and potentially higher compensation costs.

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

We have acquired and may in the future acquire intellectual property in order to expand our serviceable markets, accelerate our time to market, and to accelerate to gain market share for new and existing products. Acquisitions of intellectual property may involve risks relating to, among other things, valuation of innovative capabilities, successful technical integration into new products, loss of key technical personnel, compliance with contractual obligations, market acceptance of new product features or capabilities, and achievement of planned return on investment. Successful technical integration in particular requires a variety of capabilities that we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skills to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs, which could materially and adversely impact our business, financial condition and results of operations.

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

A significant portion of the purchase price for any business combination may be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. As required by U.S. Generally Accepted Accounting Principles (“GAAP”), the excess purchase price, if any, over the fair value of these assets less liabilities typically would be allocated to goodwill. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We typically conduct our annual analysis of our goodwill at the reporting unit level in the fourth quarter of our fiscal year.

The assessment of goodwill and other intangible assets impairment is a subjective process. Estimations and assumptions regarding the number of reporting units, future performance, results of our operations and comparability of our market capitalization and net book value will be used. Changes in estimates and assumptions could impact fair value resulting in an impairment, which could materially and adversely impact our business, financial condition and results of operations.

Because some of our integrated circuit and board level products have lengthy sales cycles, we may experience substantial delays between incurring expenses related to product development and the revenue derived from these products.

A portion of our revenue is derived from selling integrated circuits and board level products to end customer equipment vendors. Due to their product development cycle, we have typically experienced at least an eighteen-month time lapse between our initial contact with a customer and realizing volume shipments. In such instances, we first work with customers to achieve a design win, which may take six months or longer. Our customers then complete their design, test and evaluation process and begin to ramp-up production, a period which typically lasts an additional six months. The customers of equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and realization of revenue, if any, from volume purchasing of our products by our customers. Due to the length of the end customer equipment vendors’ product development cycle, the risks of project cancellation by our customers, price erosion or volume reduction are common aspects of such engagements.

The complexity of our products may lead to errors, defects and bugs, which could subject us to significant costs or damages and adversely affect market acceptance of our products.

Although we, our customers and our suppliers rigorously test our products, they may contain undetected errors, performance weaknesses, defects or bugs when first introduced, as new versions are released when manufacturing or process changes are made. If any of our products contain production defects or reliability issues, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to design in or buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

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

We compete in markets that are intensely competitive, and which are subject to both rapid technological change, continued price erosion and changing business terms with regard to risk allocation. Our competitors include many large domestic and foreign companies that may have substantially greater financial, market share, technical and management resources, name recognition and leverage than we have. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to promote the sale of their products.

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

Also, competition from new companies, including those from emerging economy countries, with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia continue to reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to a supplier in China to market our commodity connectivity products, which could reduce our sales in the future should they become a meaningful competitor. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would adversely affect our operating results and financial condition.

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

We have given certain customers increased indemnification protection for product deficiencies or intellectual property infringement that is in excess of our standard limited warranty and indemnification provisions and could result in costs that are in excess of the original contract value. In an attempt to limit this liability, we have purchased insurance coverage to partially offset some of these potential additional costs; however, our insurance coverage could be insufficient in terms of amount and/or coverage to prevent us from suffering material losses if the indemnification amounts are large enough or if there are coverage issues.

As of March 31, 2013, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 14% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Further, Alonim is an affiliate of Future, our largest distributor, and Pierre Guilbault, executive vice president and chief financial officer of Future, is a member of our board of directors. These relationships could also result in actual or perceived attempts to influence management or take actions beneficial to Future which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide to other distributors because of its relationship with us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

Earthquakes and other natural disasters, may damage our facilities or those of our suppliers and customers.

The occurrence of natural disasters in certain regions, such as the recent natural disasters in Asia, could adversely impact our manufacturing and supply chain, our ability to deliver products on a timely basis (or at all) to our customers and the cost of or demand for our products. Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity and is approximately 170 miles from a nuclear power plant. In addition, some of our other offices, customers and suppliers are in locations, which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our offices, our operations could be disrupted. Similarly, a major earthquake or other natural disaster, such as the flooding in Thailand, affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgments, which include the expected term of the stock-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

On an on-going basis, we use estimates and judgment to evaluate valuation of inventories, income taxes, goodwill and long-lived assets in preparing our consolidated financial statements. Actual results could differ from these estimates and material effects on operating results and financial position may result.

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

Compliance with new regulations regarding the use of conflict minerals could adversely impact the supply and cost of certain metals used in manufacturing our products.

In August 2012, the U.S. Securities and Exchange Commission (“SEC”) issued final rules for compliance with Section 1502 of the Dodd-Frank Act, and outlined what publicly-traded companies in the U.S. have to disclose regarding their use of conflict minerals in their products. According to the rule, companies that utilize any of the 3TG (tin, tantalum, tungsten and gold) minerals in their products need to conduct a reasonable country of origin inquiry to determine if the minerals are coming from the conflict zones in and around the Democratic Republic of Congo. The first filings are due May 31, 2014 for calendar year 2013. The implementation of these new regulations may limit the sourcing and availability of some metals used in the manufacture of our products and may affect our ability to obtain products in sufficient quantities or at competitive prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and our marketing and sales, research and development, manufacturing, test and engineering operations are located in Fremont, California in two adjacent buildings that we own, which consist of approximately 151,000 square feet. Additionally, we own approximately 4.5 acres of partially developed property adjacent to our headquarters.

We also lease smaller facilities in Canada, China, South Korea, Malaysia, Taiwan and the United States, which are occupied by administrative offices, sales offices, design centers and field application engineers.

Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

The former Hillview Facility located in Milpitas, California (the “Hillview Facility”) totaling approximately 95,700 square feet, which we originally leased from Mission West Properties, L.P, as part of a sale-leaseback transaction, was sublet in April 2008. The sublease expired on March 31, 2011. In accordance with the lease agreement, the leased building was returned to the lessor on March 31, 2011. For further discussion of this facility and its effect on our financial condition and results of operations, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 8 —“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 15—Lease Financing Obligation.”

ITEM 3.	LEGAL PROCEEDINGS

Information required by this item is set forth in Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 17—Legal Proceedings ” of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXAR.” The following table set forth the range of high and low sales prices of our common stock for the periods indicated, as reported by NASDAQ.

	Common Stock Price
	High	Low
Fiscal year 2013
Fourth quarter ended March 31, 2013	$11.97	$8.59
Third quarter ended December 30, 2012	9.02	7.50
Second quarter ended September 30, 2012	8.46	7.26
First quarter ended July 1, 2012	8.51	7.51

Fiscal year 2012
Fourth quarter ended April 1, 2012	$8.54	$6.24
Third quarter ended January 1, 2012	6.97	5.40
Second quarter ended October 2, 2011	7.10	5.46
First quarter ended July 3, 2011	6.85	5.76

The closing sales price for our common stock on June 10, 2013, was $11.37 per share. As of June 10, 2013, the approximate number of record holders of our common stock was 281 (not including beneficial owners of stock held in street name).

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

Unregistered Securities

On March 22, 2013, we acquired certain assets from Altior Inc., a privately held company in Eatontown, New Jersey (the “Acquisition”). The transaction included approximately $4.7 million in initial consideration which was paid to the sellers in a combination of cash and shares of our common stock. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 4—Business Combinations” for more information about the Acquisition.

We have issued approximately 358,000 shares of our common stock pursuant to the terms of the Acquisition, which had a fair market value of $3.7 million as of March 22, 2013, based on the closing price of our common stock on that date. The issuance of the common stock pursuant to the Acquisition was exempt from registration in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction by us not involving a public offering. The common stock has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The purchase price also includes additional consideration earn-outs which may be paid in the form of cash, shares or a combination thereof (not to exceed $20.0 million in aggregate) payable over the next three fiscal years contingent upon achieving certain revenue targets.

Stock Price Performance (1)

The following table and graph shows a five-year comparison of cumulative total stockholder returns for Exar, The NASDAQ Composite Index, and The NASDAQ Electronic Components Index (SIC code 3670-3679). The table and graph assumed the investment of $100 in stock or index on March 30, 2008 and that all dividends, if any, were reinvested. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return as of
	March 30, 2008	March 29, 2009	March 28, 2010	March 27, 2011	April 1, 2012	March 31, 2013
Exar Corporation Stock	$100.00	$75.82	$85.66	$73.15	$102.07	$127.58
NASDAQ Composite Index	100.00	67.15	105.94	124.71	139.71	150.83
NASDAQ Electronic Components Index	100.00	65.71	104.40	121.36	124.37	116.63

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

	As of and For the Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011	March 28, 2010	March 29, 2009
Consolidated statements of operations data:
Net sales	$122,026	$130,566	$146,005	$134,878	$115,118
Gross profit	55,687	55,924	63,997	63,382	50,245
Loss from operations	(583)	(30,593)	(40,018)	(33,990)	(80,222)
Net income (loss)	2,882	(28,056)	(35,668)	(28,110)	(73,036)

Net income (loss) per share:
Basic	$0.06	$(0.63)	$(0.81)	$(0.64)	$(1.70)
Diluted	$0.06	$(0.63)	$(0.81)	$(0.64)	$(1.70)

Shares used in computation of net income (loss) per share:
Basic	45,809	44,796	44,218	43,584	42,887
Diluted	46,476	44,796	44,218	43,584	42,887

Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$205,305	$196,382	$200,999	$212,084	$256,343
Working capital	203,732	190,878	202,256	208,052	257,179
Total assets	293,168	271,652	298,215	333,314	336,389
Long-term obligations	12,546	9,986	16,399	17,260	16,869
Accumulated deficit	(259,468)	(262,350)	(234,294)	(198,626)	(170,516)
Stockholders’ equity	240,454	223,292	244,579	274,132	292,094

On March 22, 2013, March 16, 2010, June 17, 2009 and April 3, 2009 we acquired the businesses of Altior, Neterion, Galazar, and Hifn, respectively. Accordingly, the results of operations of Altior and Hifn have been included in our consolidated financial statements since March 23, 2013 and April 4, 2009, respectively. On March 4, 2011, we decided to exit the data center virtualization market and therefore, the results of operations of Neterion were included in our consolidated financial statements from March 17, 2010 through March 4, 2011.  On February 1, 2012, we decided to discontinue development of products for the OTN market and therefore, the results of operations of Galazar were included in our consolidated financial statements from June 18, 2009 through February 1, 2012. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 4—Business Combinations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” above and elsewhere in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest, “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding: (1) our future strategies and target markets; (2) our future revenues, gross profits and margins; (3) our future research and development (“R&D”) efforts and related expenses; (4) our future selling, general and administrative expenses (“SG&A”); (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months; (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities; (7) the possibility of future acquisitions and investments; (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation; (9) our ability to estimate and reconcile distributors’ reported inventories to their activities; (10) our ability to estimate future cash flows associated with long-lived assets; and (11) the volatile global economic and financial market conditions. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, among others, those identified above under Part I, Item 1A—“Risk Factors.” We disclaim any obligation to revise or update information in any forward-looking statement, except as required by law.

Company Overview

Exar Corporation (“Exar” or “We”) designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. Exar’s product portfolio includes power management and connectivity components, communications products, and data compression and storage solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as portable electronic devices, set top boxes, digital video recorders, networking and telecommunication systems, servers, enterprise storage systems and industrial automation equipment. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration.

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

Executive Summary

We experienced a sequential quarterly increase of 1% in our net sales in the fourth quarter as compared to the third fiscal quarter of 2013. The increase in net sales as compared to the immediately prior quarter was primarily attributed to the growth in our data compression and storage solution products. Operating expenses decreased from $14.5 million in the third fiscal quarter to $14.0 million in the fourth fiscal quarter of 2013, as a result of release of $0.5 million liability related to Industrial Research Agreement Program (“IRAP”) with a Canadian governmental agency. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products. In the first fiscal quarter of 2014 compared to the fourth fiscal quarter of 2013, we expect sales and operating expenses to increase slightly and the gross margin to remain consistent or increase slightly.

Acquisitions

On March 22, 2013, we completed the acquisition of substantially all of the assets of Altior Inc. (“Altior”), a developer of data management solutions in Eatontown, New Jersey. Altior’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 23, 2013.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2013, 2012 and 2011 consisted of 52, 53 and 52 weeks, respectively. Fiscal year 2014 will consist of 52 weeks. Fiscal years ended March 31, 2013, April 1, 2012 and March 27, 2011 are also referred to as “2013,” “2012,” and “2011” unless otherwise indicated.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) capitalized mask set tools; (4) income taxes; (5) stock-based compensation; (6) goodwill; (7) long-lived assets; and (8) valuation of business combinations; each of which is addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 3—Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

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

Distributors

Agreements with our two primary distributors permit the return of 3% to 6% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 1% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell or purchase for a period not to exceed one year.

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

•

Sell-through Basis—Revenue and the related costs of sales are deferred until the resale to the end customer if we grant more than limited rights of return, pricing allowances and/or other concessions or if we cannot reasonably estimate the level of returns and credits issuable (i.e., “sell-through” basis). Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred and are included in deferred income and allowances on sales to distributors in the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred income as sales and cost of sales. The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	As of March 31, 2013	As of April 1, 2012
Deferred revenue at published list price	$18,652	$20,787
Deferred cost of revenue	(6,778)	(7,769)
Deferred income	$11,874	$13,018

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

Mask Costs

We incur costs for the fabrication of masks to manufacture our products. If we determine the product technological feasibility has been achieved when costs are incurred, the costs will be treated as pre-production costs and capitalized as machinery and equipment under property, plant and equipment. The amount will be amortized to cost of sales over the estimated production period of the product. If product technological feasibility has not been achieved or the mask is not expected to be utilized in production manufacturing, the related mask costs are expensed to R&D when incurred. We will periodically assess capitalized mask costs for impairment. During the fiscal years ended March 31, 2013 and April 1, 2012, total mask costs capitalized was $1.7 million and $0, respectively. The costs capitalized during March 31, 2013 will be amortized over five years.

Valuation of Inventories

Our policy is to establish a provision for excess inventories, based on the nature of the specific product, that is greater than twelve months of forecasted demand unless there are other factors indicating that the inventories will be sold at a profit after such periods. Among other factors, management considers known backlog of orders, projected sales and marketing forecasts, shipment activity, inventory-on-hand at our primary distributors, past and current market conditions, anticipated demand for our products, changing lead times in the manufacturing process and other business conditions when determining if a provision for excess inventory is required. Should the assumptions used by management in estimating the provision for excess inventory differ from actual future demand or should market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margins. See Part I, Item 1A. “Risk Factors—“Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control’.”

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

Stock-Based Compensation

We compute the fair value of stock options utilizing the Black-Scholes model. Calculating stock-based compensation expense requires the input of highly subjective assumptions. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to the Consolidated Financial Statements, Note 14—Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and equity related transactions during the fiscal year.

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

Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends and significant changes or planned changes in our use of the assets. These factors can also be referred to as triggering events. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset group to our estimate of the related total future undiscounted net cash flows. If an asset group’s carrying value is not recoverable through the related undiscounted cash flows, the asset group is considered to be impaired. The impairment is measured by comparing the difference between the asset group’s carrying value and its fair value. Long-lived assets such as goodwill; intangible assets; and property, plant and equipment are considered non-financial assets, and are recorded at fair value only if an impairment charge is recognized.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. We operate with one asset group on an enterprise basis. As a result, we believe the lowest identifiable cash flows reside at the enterprise level.

When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation and/or amortization over the assets’ new, shorter useful lives. See “Goodwill and Other Intangible Asset Impairment” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more details regarding charges associated with the shortening of useful lives of certain intangible assets.

Valuation of Business Combinations

We periodically evaluate potential strategic acquisitions to broaden our product offering and build upon our existing library of intellectual property, human capital and engineering talent, in order to expand our capabilities in the areas in which we operate or to acquire complementary businesses.

We account for each business combination by applying the acquisition method, which requires (1) identifying the acquiree; (2) determining the acquisition date; (3) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any non-controlling interest we have in the acquiree at their acquisition date fair value; and (4) recognizing and measuring goodwill or a gain from a bargain purchase.

Assets acquired and liabilities assumed and/or incurred in a business combination that arise from contingencies are recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, we typically account for the acquired contingencies using existing guidance for a reasonable estimate.

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

Fiscal years 2013, 2012 and 2011 consist of 52, 53 and 52 weeks, respectively. In the following discussion of the results of operations, the fiscal year 2013 amounts are less than fiscal year 2012 amounts due to the shorter fiscal year length, in addition to the other explanations cited below.

Net Sales by Product Line

The following table shows net sales by product line in dollars and as a percentage of net sales for the periods indicated (in thousands except percentages):

	March 31, 2013		April 1, 2012		March 27, 2011		2013 vs. 2012 Change	2012 vs. 2011 Change
Net sales:
Connectivity Components	$65,914	54%	$69,128	53%	$76,937	53%	(5%)	(10%)
Power Management Components	25,690	21%	29,164	22%	29,033	20%	(12%)	—
Data Compression and Storage Solutions	19,547	16%	15,097	12%	16,876	11%	29%	(11%)
Communications Products	10,875	9%	17,177	13%	23,159	16%	(37%)	(26%)
Total	$122,026	100%	$130,566	100%	$146,005	100%

We continued to sell products acquired from Neterion in fiscal year 2012, on a last time buy basis, and we will continue to sell products acquired from Galazar until those products reach their end of life.

Software revenues have been an immaterial portion of our net sales.

Fiscal Year 2013 versus Fiscal Year 2012

Connectivity Components

Net sales of Connectivity Components, including UARTs and serial transceiver products, for fiscal year 2013 decreased by $3.2 million as compared to fiscal year 2012. Connectivity products sales volume started to decrease in the third fiscal quarter of 2012. Although sales volume started to recover during the third fiscal quarter of 2013, the year-to-date revenue for fiscal year 2013 was still lower than revenue from the same period a year ago.

Power Management Components

Net sales of Power Management Components, including DC-DC regulators, LED drivers and programmable power management devices, for fiscal year 2013 decreased by $3.5 million compared to fiscal year 2012 due to reduced demand at certain Communications Infrastructure and Automotive customers.

Data Compression and Storage Solutions

Net sales of Data Compression and Storage Solutions, include network access and storage products, encryption and data reduction and packet processing products, for fiscal year 2013 increased $4.5 million as compared to fiscal year 2012. The increase was primarily due to increased shipments of our compression and encryption products offset by lower sales volume and price erosion on our end of life products.

Communications Products

Net sales of Communications Products, including network access, transmission and transport products, for fiscal year 2013 decreased $6.3 million, as compared to fiscal year 2012. The decrease in net sales of these products is primarily due to reduced demand of legacy SONET/SDH-based and packet-based devices.

Fiscal Year 2012 versus Fiscal Year 2011

Connectivity Components

Net sales of Connectivity Components, including UARTs and serial transceiver products, for fiscal year 2012 decreased by $7.8 million as compared to fiscal year 2011. The decrease was primarily due to lower shipments of our UARTs and serial transceivers products as customers depleted inventory and remained cautious in the second half of fiscal year 2012. The decrease also includes price erosion of $0.7 million as the serial transceiver market became more competitive throughout fiscal year 2012.

Power Management Components

Net sales of Power Management Components, including DC-DC regulators, LED drivers and power management, for fiscal year 2012 increased $0.1 million as compared to fiscal year 2011. The increase was primarily due to license revenue generated from our power management technology offset by lower shipments in the EMEA region and price erosion of $0.2 million as the analog power market became more competitive throughout fiscal year 2012.

Data Compression and Storage Solutions

Net sales of Data Compression and Storage Solutions include network access and storage products, encryption, data reduction and packet processing products as well as 10GbE controller products acquired from Neterion. Following our exit from the 10GbE controller market, we sold $0.6 million of those products in fiscal year 2012, a $2.0 million decline from fiscal year 2011. Net sales of Data Compression and Storage Solutions for fiscal year 2012 increased $0.3 million as compared to fiscal year 2011 from initial sales of our new DX series data compression and encryption cards offset by reduced demand for our encryption processors as an end customer’s product reached end-of-life.

Communications Products

Net sales of Communications Products, including network access, transmission and network transport products, for fiscal year 2012 decreased by $6.0 million as compared to fiscal year 2011. The decrease was primarily due to lower shipments of legacy SONET, T/E carrier transport and packet based products.

Net Sales by Channel

For fiscal years 2013, 2012 and 2011, approximately 39%, 42% and 40%, respectively, of our net sales were derived from product sales to our two primary distributors, Future Electronics Inc. (“Future”) and Arrow Electronics (“Arrow”). The remaining net sales were derived from sales to other distributors, OEM customers and other non-distributors.

The following table shows net sales by channel in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 31, 2013		April 1, 2012		March 27, 2011		2013 vs. 2012 Change	2012 vs. 2011 Change
Net sales:
Sell-through distributors	$65,271	53%	$75,773	58%	$85,201	58%	(14%)	(11%)
Direct and others	56,755	47%	54,793	42%	60,804	42%	4%	(10%)
Total	$122,026	100%	$130,566	100%	$146,005	100%

Fiscal Year 2013 versus Fiscal Year 2012

Net sales to our distributors, for which we recognize revenue on the sell-through basis, for fiscal year 2013 decreased by $10.5 million, as compared to fiscal year 2012 due to lower sales volume across all product lines except data compression and storage solution products and price erosion on serial transceiver and UARTs products.

Net sales to our direct customers and other distributors for which we recognize revenue on a sell-in basis, for fiscal year 2013 increased by $2.0 million compared to fiscal year 2012. The increase is primarily attributable to higher sales volume of our data compression and storage solution products.

Fiscal Year 2012 versus Fiscal Year 2011

Net sales to our distributors, for which we recognize revenue on the sell-through basis, for fiscal year 2012 decreased by $9.4 million from the fiscal year 2011. The decrease was primarily due to lower sales volume in the second half of fiscal year 2012 across all product lines and price erosion in serial transceiver and power management component products.

Net sales to direct customers and other distributors for fiscal year 2012 decreased by $6.0 million from fiscal year 2011. This decrease was primarily attributable to lower sales volume of all our products with the exception of our power management component products.

Net Sales by Geography

The following table shows net sales by geography in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 31, 2013		April 1, 2012		March 27, 2011		2013 vs. 2012 Change	2012 vs. 2011 Change
Net sales:
Asia	$72,610	60%	$76,906	59%	$89,140	61%	(6%)	(14%)
Americas	32,959	27%	34,361	26%	33,760	23%	(4%)	2%
EMEA	16,457	13%	19,299	15%	23,105	16%	(15%)	(16%)
Total	$122,026	100%	$130,566	100%	$146,005	100%

Fiscal Year 2013 versus Fiscal Year 2012

Net sales in Asia, Americas and EMEA for fiscal year 2013 decreased by $4.3 million, $1.4 million and $2.8 million, respectively, as compared to fiscal year 2012 due to lower sales volume across all of our product lines in the regions with the exception of data compression and storage solution products.

Fiscal Year 2012 versus Fiscal Year 2011

Net sales in Asia in fiscal year 2012 decreased by $12.2 million as compared to fiscal year 2011. The decrease was primarily due to lower shipments across all product lines with the exception of power management component products.

Net sales in EMEA in fiscal year 2012 decreased by $3.8 million as compared to fiscal year 2011. The decrease was primarily due to lower shipments across all our product lines.

Gross Profit

The following table shows gross profit and cost of sales in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 31, 2013		April 1, 2012		March 27, 2011		2013 vs. 2012 Change	2012 vs. 2011 Change
Net sales:	$122,026		$130,566		$146,005
Cost of Sales
Cost of Sales	62,960	52%	71,039	54%	75,922	52%	(11%)	(6%)
Fair value adjustment of acquired inventories	—	—	—	—	42	—	—	(100%)
Amortization of acquired intangible assets	3,379	2%	3,603	3%	6,044	4%	(6%)	(40%)
Gross profit	$55,687	46%	$55,924	43%	$63,997	44%	—	(13%)

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by unaffiliated foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yield loss;

•	the cost of purchasing finished tested “turnkey” units;

•	the cost of personnel and equipment associated with manufacturing, engineering and support;

•	the cost of stock-based compensation associated with manufacturing, engineering and support personnel;

•	the amortization of purchased intangible assets and acquired intellectual property;

•	the provision for excess and obsolete inventory; and

•	provisions for restructuring charges and exit costs.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, product, manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations. We reduced employee-related costs through restructuring activities in the fourth quarter of fiscal year 2012. We began to realize the reduction in the underlying costs in fiscal year 2013.

Fiscal Year 2013 versus Fiscal Year 2012

Gross profit as a percentage of net sales for fiscal year 2013 increased by 3% compared to fiscal year 2012. The increase in gross profit percentage was primarily due to favorable product mix and successful cost reduction efforts.

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

Stock-based compensation expense recorded in cost of sales was $0.5 million, $0.3 million and $0.5 million for fiscal years 2013, 2012 and 2011, respectively.

Other Costs and Expenses

The following table shows other costs and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 31, 2013		April 1, 2012		March 27, 2011		2013 vs. 2012 Change	2012 vs. 2011 Change
Net sales:	$122,026		$130,566		$146,005
R&D expense	22,379	18%	35,006	27%	49,888	34%	(36%)	(30%)
SG&A expense	32,638	27%	38,598	30%	45,267	31%	(15%)	(15%)

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

Research and Development Expenses

Our Research and Development (“R&D”) expenses consist primarily of:

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

We believe that R&D expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, increased investment in software development, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract. We reduced employee related costs, rent and electronic design automation tool expenses through restructuring activities in the fourth quarter of fiscal year 2012. In connection with the restructuring, we eliminated our internal capability to physically design certain deep submicron products and adopted an outsourcing model instead. Partially offsetting our cost reductions: incremental subcontract costs for deep submicron design; we continue to hire engineers and other personnel to execute our strategy; increases in salary, benefits, and profit sharing rates. We began to realize the net cost reduction in fiscal year 2013.

Fiscal Year 2013 versus Fiscal Year 2012

R&D expenses for fiscal year 2013 decreased $12.6 million, or 36%, as compared to fiscal year 2012. The decrease was primarily a result of lower labor and facility related expenses resulting from our reduction in force in the fourth quarter of fiscal year 2012 and lower maintenance costs on our design software.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. During fiscal year 2013, we offset $2.0 million of R&D expenses in connection with this agreement, representing a $2.0 million decrease in reimbursement from fiscal year 2012.

Fiscal Year 2012 versus Fiscal Year 2011

R&D expenses decreased by $14.9 million, or 30%, in fiscal year 2012 as compared to fiscal year 2011. The decrease was primarily due to decreased labor expenses following the reduction in engineering headcount in March 2011 related to our exit from the data virtualization market and additional attrition experienced throughout the year. In addition, we reduced costs through the closure of two acquired research and development sites.

We entered into a new contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts reimbursed under this arrangement are offset against R&D expenses. During fiscal year 2012, we offset $4.0 million of R&D expenses in connection with this agreement, representing a $1.0 million decrease in reimbursement from fiscal year 2011.

Sales, General and Administrative Expenses

Sales, General, and Administrative (“SG&A”) expenses consist primarily of:

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

Fiscal Year 2013 versus Fiscal Year 2012

SG&A expenses for fiscal year 2013 decreased $6.0 million, or 15%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related costs, incentives and professional fees, offset by an accrual for a dispute resolution of $1.4 million.

Fiscal Year 2012 versus Fiscal Year 2011

SG&A expenses decreased by $6.7 million, or 15%, in fiscal year 2012 as compared to fiscal year 2011. The decrease was primarily due to decreased labor expenses following the reduction in sales headcount in March 2011 related to our exit from the data virtualization market and additional attrition experienced throughout the year. In addition, we collected $0.3 million from the Neterion acquisition escrow account and received a China business tax refund offset by an accrual for a dispute resolution.

Restructuring Charges and Exit Costs

	March 31, 2013		April 1, 2012		March 27, 2011		2013 vs. 2012 Change	2012 vs. 2011 Change
Net sales:	$122,026		$130,566		$146,005
Restructuring charges and exit costs – cost of sales	301	—	1,312	1%	2,212	2%	(77%)	(41%)
Restructuring charges and exit costs – operating expenses	1,253	1%	12,913	10%	1,375	1%	(90%)	839%

Fiscal Year 2013

During fiscal year 2013, we incurred additional restructuring charges and exit costs of $1.6 million, primarily consisting of severance benefits, which were offset by a release of $0.5 million liability related to Industrial Research Assistance Program (“IRAP”) with a Canadian governmental agency. See “Note 8 – Restructuring Charges and Exit Costs.”

Fiscal Year 2012

Restructuring charges in fiscal year 2012 consist of severance benefits of $3.5 million, contract termination and other costs of $7.0 million, charges for abandoned leases of $0.8 million and accelerated amortization and depreciation of $1.6 million. See “Note 8 – Restructuring Charges and Exit Costs.”

Fiscal Year 2011

Restructuring charges in fiscal year 2011 consist of severance benefits of $1.1 million and accelerated depreciation and amortization of $0.3 million. See “Note 8 – Restructuring Charges and Exit Costs.”

Goodwill and Other Intangible Asset Impairment

	March 31, 2013		April 1, 2012		March 27, 2011		2013 vs. 2012 Change	2012 vs. 2011 Change
Net sales:	$122,026		$130,566		$146,005
Impairment of acquired intangible assets	$—	—	$—	—	7,485	5%	—	(100%)

Fiscal Year 2013

In the fourth quarter of fiscal year 2013, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal year 2013.

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

Fiscal Year 2011

During the fourth quarter of fiscal year 2011, we decided to exit the data center virtualization market, and in connection therewith, to discontinue development of our 10GbE network interface cards. We determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments in these products. As a result, we abandoned all related in-process research and development. We promptly reduced our resources and sold assets devoted to the development of these products.

In the fourth quarter of fiscal year 2011, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value and recorded an impairment charge of $7.5 million. The impairment charge consisted of $0.8 million to write-off abandoned IPR&D and $6.7 million to write-down the carrying value of intangible assets that were held for sale to $0.2 million at March 27, 2011, which represented their estimated fair value less cost to sell based on third party bids received. In June 2011, we completed the asset sale process and received $0.2 million, net of selling costs.

Other Income and Expenses

The following table shows other income and expenses in dollars and as a percentage of net sales for the periods indicated (in thousands, except percentages):

	March 31, 2013		April 1, 2012		March 27, 2011		2013 vs. 2012 Change	2012 vs. 2011 Change
Net sales	$122,026		$130,566		$146,005
Interest income and other, net	2,441	2%	2,803	2%	5,925	4%	(13%)	(53%)
Interest expense	(165)	—	(215)	—	(1,258)	(1%)	(23%)	(83%)
Impairment charges on investments	—	—	—	—	(62)	—	—	(100%)

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	foreign exchange gains or losses;

•	realized gains or losses on marketable securities; and

Fiscal Year 2013 versus Fiscal Year 2012

The decrease in other income and expenses during fiscal year 2013 as compared to fiscal year 2012 was primarily attributable to decrease in interest income as a result of lower yield related to our cash and short-term investments.

Fiscal Year 2012 versus Fiscal Year 2011

The $3.1 million, or 53%, decrease in interest income and other, net during fiscal year 2012 as compared to fiscal year 2011 was primarily attributable to a decrease in interest income as a result of lower invested cash balances and lower yield of the investments.

The former Hillview Facility, which we originally leased from Mission West Properties, L.P. as part of a sale-leaseback transaction, was sublet in April 2008. The sublease expired on March 31, 2011. There was no sublease income for fiscal years 2013 and 2012 whereas fiscal year 2011 included sublease income of $1.4 million. See Part II, Item 8 - “Notes to Consolidated Financial Statements, Note 15 – Lease Financing Obligation.”

Interest Expense

We leased Hillview Facility from Mission West Properties, L.P. in August 2007. We had accounted for this sale and leaseback transaction as a financing transaction, which is included in the long-term lease financing obligations line item on the consolidated balance sheet as of March 27, 2011. The effective interest rate was 8.2%. At the end of the lease term, March 31, 2011, the terminal value of the lease of $12.2 million was settled in a non-cash transaction with the expiration of the Hillview Facility lease.

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, $1.0 million in June 2010 under a three-year license, $1.3 million in December 2009 under a 28-month license, and $1.1 million in July 2009 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our consolidated balance sheets as of March 31, 2013 and April 1, 2012, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Interest expense for the Hillview Facility and Design Tools lease financing obligations for the periods indicated were as follow (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Interest expense – Design Tools	$143	$210	$232
Interest expense – Hillview Facility	—	—	1,020
Total	$143	$210	$1,252

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line on the consolidated statements of operations. Declines in value of our investments both marketable and non-marketable, judged to be other-than-temporary, are reported in the impairment charges on investments line in the consolidated statements of operations. We did not record any impairment charges in either fiscal year 2013 and 2012, respectively.

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

Provision for Income Taxes

Fiscal Year 2013

Our effective tax rate for fiscal year 2013 was (70%) due to release of a $1.3 million reserve for uncertain tax positions related to an NOL carryback refund in the third quarter of 2013.

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

Liquidity and Capital Resources

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
	(dollars in thousands)
Cash and cash equivalents	$14,718	$8,714	$15,039
Short-term investments	190,587	187,668	185,960
Total cash, cash equivalents, and short-term investments	$205,305	$196,382	$200,999
Percentage of total assets	70%	72%	67%

Net cash provided by (used in) operating activities	$7,366	$(2,332)	$(2,962)
Net cash used in investing activities	(4,828)	(3,577)	(4,731)
Net cash provided by (used in) financing activities	3,466	(416)	(2,754)
Net increase (decrease) in cash and cash equivalents	$6,004	$(6,325)	$(10,447)

Fiscal Year 2013

Operating Activities—Our net income was $2.9 million in fiscal year 2013. After adjustments for non-cash items and changes in working capital, we generated $7.4 million of cash from operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $10.8 million; and

•	Stock-based compensation expense of $4.8 million.

Working capital changes included:

•	a $4.6 million increase in accounts receivable primarily due to the timing of shipments;

•	a $0.9 million increase in inventory due to expected increase in future shipments; and

•	a $3.7 million decrease in accrued restructuring charges and exit costs– current portion, primarily due to payments made.

In fiscal year 2013, net cash used in investing activities was $4.8 million. Proceeds of $197.6 million from sales and maturities of investments and $0.4 million from the sale of certain patents were offset by $200.7 million in purchases of investments, $1.4 million used for purchases of property, plant and equipment and intellectual property and $0.8 million for the acquisition of Altior.

In fiscal year 2013, net cash provided by financing activities reflects $6.3 million of proceeds associated with our employee stock plans partially offset by the $2.8 million repayment of lease financing obligations.

Fiscal Year 2012

Operating Activities—Our net loss was $28.1 million in fiscal year 2012. After adjustments for non-cash items and changes in working capital, we used $2.3 million of cash from operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $14.9 million; and

•	Stock-based compensation expense of $3.8 million.

Working capital changes included:

•	a $1.6 million decrease in accounts receivable primarily due to lower shipments;

•	a $3.6 million decrease in inventory primarily due to reduced purchases in response to lower demand; and

•	a $5.4 million increase in other accrued restructuring charges – current portion due to the reduction in force in the fourth quarter of fiscal year 2012.

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

•

a $7.0 million increase in inventory primarily due to higher material receipts for our data compression and storage solution and power management component products in anticipation of higher future shipments of our new products and the impact of the semiconductor industry’s inventory correction; and

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Notes to the Consolidated Financial Statements, Note 16—Commitments and Contingencies” for further discussion of our product warranty liabilities and indemnification obligations.

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

Contractual Obligations and Commitments

The following is a summary of fixed payments related to certain off-balance sheet contractual obligations as of March 31, 2013 (in thousands):

	Payments due by period
Current Obligations	Total	Less than 1 year	1-3 years	3-5 years
Purchase commitments (1)	$18,250	$18,250	$—	$—
Lease obligations (2)	1,184	538	555	91
Total	$19,434	$18,788	$555	$91

(1)

We place purchase orders with wafer foundries and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.

(2)	Includes operating lease payments related to worldwide offices.

Other Commitments

As of March 31, 2013, our unrecognized tax benefits were $15.5 million, of which $2.2 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expires. See “Note 18 – Income Taxes.”

Recent Accounting Pronouncements

Please refer to Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 3—Accounting Policies.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For fiscal years 2013 and 2012, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity.    We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $195.6 million as of March 31, 2013 and $190.8 million as of April 1, 2012. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of March 31, 2013, the increase or decline in the fair value of the portfolio would not be material. At March 31, 2013, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of $0.5 million, net of taxes.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 31, 2013, short-term investments consisted of corporate bonds and securities, asset and mortgage-backed securities, U.S. government agency securities, U.S. Treasury securities and state and local government securities of $190.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exar Corporation

Fremont, California

We have audited the accompanying consolidated balance sheet of Exar Corporation as of March 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exar Corporation at March 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Exar Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

June 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exar Corporation

Fremont, California

We have audited Exar Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Exar Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Exar Corporation as of March 31, 2013 and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and our report dated June 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

June 12, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exar Corporation:

In our opinion, the consolidated balance sheet as of April 1, 2012 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended April 1, 2012 present fairly, in all material respects, the financial position of Exar Corporation and its subsidiaries (the “Company") at April 1, 2012, and the results of their operations and their cash flows for each of the two years in the period ended April 1, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 13, 2012

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	April 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$14,718	$8,714
Short-term marketable securities	190,587	187,668
Accounts receivable (net of allowances of $944 and $781)	12,614	8,454
Accounts receivable, related party (net of allowances of $346 and $815)	3,374	2,918
Inventories	19,430	18,374
Other current assets	3,177	3,124
Total current assets	243,900	229,252
Property, plant and equipment, net	24,100	27,793
Goodwill	10,356	3,184
Intangible assets, net	13,338	9,755
Other non-current assets	1,474	1,668
Total assets	$293,168	$271,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,455	$7,823
Accrued compensation and related benefits	3,624	3,918
Deferred income and allowances on sales to distributors	2,399	3,410
Deferred income and allowances on sales to distributors, related party	9,475	9,608
Other current liabilities	15,215	13,615
Total current liabilities	40,168	38,374
Long-term lease financing obligations	1,342	3,771
Other non-current obligations	11,204	6,215
Total liabilities	52,714	48,360

Commitments and contingencies (Notes 15, 16 and 17)

Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 46,607,246 and 45,245,233 shares outstanding (net of treasury shares)	5	5
Additional paid-in capital	749,426	734,821
Accumulated other comprehensive loss	(526)	(201)
Treasury stock at cost, 19,924,369 shares	(248,983)	(248,983)
Accumulated deficit	(259,468)	(262,350)
Total stockholders’ equity	240,454	223,292
Total liabilities and stockholders’ equity	$293,168	$271,652

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Sales:
Net sales	$85,856	$89,988	$101,721
Net sales, related party	36,170	40,578	44,284
Total net sales	122,026	130,566	146,005

Cost of sales:
Cost of sales	45,943	49,839	52,780
Cost of sales, related party	16,716	19,888	20,972
Amortization of purchased intangible assets	3,379	3,603	6,044
Restructuring charges and exit costs	301	1,312	2,212
Total cost of sales	66,339	74,642	82,008
Gross profit	55,687	55,924	63,997

Operating expenses:
Research and development	22,379	35,006	49,888
Selling, general and administrative	32,638	38,598	45,267
Impairment of intangible assets and goodwill	—	—	7,485
Restructuring charges and exit costs	1,253	12,913	1,375
Total operating expenses	56,270	86,517	104,015
Loss from operations	(583)	(30,593)	(40,018)
Other income and expense, net:
Interest income and other, net	2,441	2,803	5,925
Interest expense	(165)	(215)	(1,258)
Impairment charges on investments	—	—	(62)
Total other income and expense, net	2,276	2,588	4,605
Income (loss) before income taxes	1,693	(28,005)	(35,413)
Provision for (benefit from) income taxes	(1,189)	51	255
Net income (loss)	$2,882	$(28,056)	$(35,668)

Net income (loss) per share:
Basic	$0.06	$(0.63)	$(0.81)
Diluted	$0.06	$(0.63)	$(0.81)

Shares used in the computation of net income (loss) per share:
Basic	45,809	44,796	44,218
Diluted	46,476	44,796	44,218

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Net income (loss)	$2,882	$(28,056)	$(35,668)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(325)	86	(1,569)
Comprehensive income (loss)	$2,557	$(27,970)	$(37,237)

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid–in-	Accumulated	Accum- ulated Other Compre- hensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance, March 28, 2010	63,763,883	$4	(19,924,369)	$(248,983)	$720,455	$(198,626)	$1,282	$274,132
Net loss						(35,668)		(35,668)
Change in unrealized gains on marketable securities							(1,569)	(1,569)
Shares issued through employee stock plans	195,087				1,208			1,208
Shares issued in connection with Hifn acquisition	4,196				27			27
Shares issued for vested restricted stock units	619,561
Withholding of shares for tax obligations on vested restricted stock units	(138,695)				(969)			(969)
Tax benefit from stock plans					37			37
Stock-based compensation					7,381			7,381
Balance, March 27, 2011	64,444,032	$4	(19,924,369)	$(248,983)	$728,139	$(234,294)	$(287)	$244,579
Net loss						(28,056)		(28,056)
Change in unrealized gains on marketable securities							86	86
Shares issued through employee stock plans	485,210	1			3,144			3,145
Shares issued in connection with Hifn acquisition	3,358				24			24
Shares issued for vested restricted stock units	278,080				16			16
Withholding of shares for tax obligations on vested restricted stock units	(41,078)				(252)			(252)
Stock-based compensation					3,750			3,750
Balance, April 1, 2012	65,169,602	$5	(19,924,369)	$(248,983)	$734,821	$(262,350)	$(201)	$223,292
Net income						2,882		2,882
Change in unrealized gains on marketable securities							(325)	(325)
Shares issued through employee stock plans	903,772				6,296			6,296
Shares issued in connection with Altior Inc. acquisition	357,873				3,740			3,740
Shares issued for vested restricted stock units	125,095
Withholding of shares for tax obligations on vested restricted stock units	(24,727)				(219)			(219)
Stock-based compensation					4,788			4,788
Balance, March 31, 2013	66,531,615	$5	(19,924,369)	$(248,983)	$749,426	$(259,468)	$(526)	$240,454

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Cash flows from operating activities:
Net income (loss)	$2,882	$(28,056)	$(35,668)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Intangible assets impairment and goodwill	—	—	7,485
Depreciation and amortization	10,809	14,898	19,414
Gain on sale of intangible asset	(223)	—	—
Stock-based compensation expense	4,788	3,750	7,381
Impairment charges on investments	—	—	62
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	(4,616)	1,598	4,814
Inventories	(930)	3,588	(6,962)
Other current and non-current assets	528	683	2,756
Accounts payable	1,632	(971)	(1,202)
Accrued compensation and related benefits	(513)	(2,364)	(1,495)
Other current liabilities	(5,847)	6,836	18
Deferred income and allowance on sales to distributors and related party distributor	(1,144)	(2,294)	435
Net cash provided by (used in) operating activities	7,366	(2,332)	(2,962)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(1,385)	(2,539)	(3,656)
Purchases of short-term marketable securities	(200,654)	(169,688)	(157,609)
Proceeds from maturities of short-term marketable securities	48,687	63,226	74,459
Proceeds from sales of short-term marketable securities	148,914	105,040	82,294
Acquisition of Altior Inc.	(750)	—	—
Other disposal (investment) activities	360	384	(219)
Net cash used in investing activities	(4,828)	(3,577)	(4,731)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,296	3,145	1,208
Repayment of lease financing obligations	(2,830)	(3,561)	(3,962)
Net cash provided by (used) in financing activities	3,466	(416)	(2,754)
Net increase (decrease) in cash and cash equivalents	6,004	(6,325)	(10,447)
Cash and cash equivalents at the beginning of period	8,714	15,039	25,486
Cash and cash equivalents at the end of period	$14,718	$8,714	$15,039

Supplemental disclosure of non-cash investing and financing activities:
Return of Hillview Facility to Lessor	$—	$12,167	$—
Issuance of common stock in connection with Hifn acquisition & others	19	24	27
Issuance of common stock in connection with Altior acquisition	3,740	—	—
Cash paid for income taxes	154	122	179
Cash received from income taxes refund	—	19	3,078
Cash paid for interest	165	193	1,289
Property, plant and equipment acquired under capital lease	—	8,478	1,808

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 31, 2013, APRIL 1, 2012 AND MARCH 27, 2011

NOTE 1.    DESCRIPTION OF BUSINESS

Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded, and Communications Infrastructure markets. Exar's product portfolio includes power management and connectivity components, communications products and data compression and storage solutions.

NOTE 2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the first quarter of fiscal 2013, we identified an error in our accounting for stock-based compensation previously recorded in the fourth quarter of fiscal 2012. We assessed the materiality of the error on prior periods' financial statements and concluded that the error was not material to any of our prior period annual or interim financial statements. We elected to revise previously issued consolidated financial statements the next time they were filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. We have revised the April 1, 2012 consolidated balance sheet and the statements of operations for fiscal year 2012 included herein to reflect the correct balances. We reduced the additional paid-in capital and accumulated deficit each by $741,000 as of the end of fiscal year 2012 related to the above mentioned error as shown in the consolidated statements of stockholders’ equity and net loss as reported for fiscal year 2012 was reduced accordingly by $741,000.

NOTE 3.    ACCOUNTING POLICIES

Basis of Presentation— Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2013, 2012 and 2011 consisted of 52, 53 and 52 weeks, respectively. Fiscal year 2014 will consist of 52 weeks. Fiscal years ended March 31, 2013, April 1, 2012 and March 27, 2011 are also referred to as “2013,” “2012,” and “2011” unless otherwise indicated.

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

Use of Management Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including (1) revenue recognition; (2) allowance for doubtful account (3); valuation of inventories; (4) income taxes; (5) stock-based compensation; (6) goodwill; (7) long-lived assets; and (8) contingent consideration. Actual results could differ from these estimates and material effects on operating results and financial position may result.

Business Combinations—The estimated fair value of acquired assets and assumed liabilities and the results of operations of acquired businesses are included in our consolidated financial statements from the effective date of the purchase. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed. (See Note 4—“Business Combinations.”)

Cash and Cash Equivalents—We consider all highly liquid debt securities and investments with maturities of 90 days or less from the date of purchase to be cash and cash equivalents. Cash and cash equivalents also consist of cash on deposit with banks and money market funds.

Inventories—Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using the standard cost, which approximates average actual cost. Inventory is written down when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. The write-down of excess inventories is generally based on inventory levels in excess of 12 months of demand, as judged by management, for each specific product.

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

Goodwill— Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment.

Long-Lived Assets—We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. These factors can also be referred to as triggering events. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset group our estimate of the related total future undiscounted net cash flows. If an asset group’s carrying value is not recoverable through the related undiscounted cash flows, the asset group is considered to be impaired. The impairment is measured by comparing the difference between the asset group’s carrying value and its fair value. Long-lived assets such as goodwill; intangible assets; and property, plant and equipment are considered non-financial assets, and are recorded at fair value only if an impairment charge is recognized.

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

Distributors—Agreements with our two primary distributors permit the return of 3% to 6% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 1% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell for a specific product with a specific volume range for a given customer over a period not to exceed one year.

We recognize revenue from each of our distributors using the sell-in basis or sell-through basis, each as described below. Once adopted, the basis for revenue recognition for a distributor is maintained unless there is a change in circumstances indicating the basis for revenue recognition for that distributor is no longer appropriate.

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

	As of March 31, 2013	As of April 1, 2012
Deferred revenue at published list price	$18,652	$20,787
Deferred cost of revenue	(6,778)	(7,769)
Deferred income	$11,874	$13,018

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

Mask Costs— We incur costs for the fabrication of masks to manufacture our products. If we determine the product technological feasibility has been achieved when costs are incurred, the costs will be treated as pre-production costs and capitalized as machinery and equipment under property, plant and equipment. The amount will be amortized to cost of sales over the estimated production period of the product. If product technological feasibility has not been achieved or the mask is not expected to be utilized in production manufacturing, the related mask costs are expensed to R&D when incurred. We will periodically assess capitalized mask costs for impairment. During the fiscal years ended March 31, 2013 and April 1, 2012, total mask costs capitalized was $1.7 million and $0, respectively. The costs capitalized during March 31, 2013 will be amortized over five years.

Research and Development Expenses—Research and development costs consist primarily of salaries, employee benefits, certain types of mask tooling costs, depreciation, amortization, overhead, outside contractors, facility expenses, and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. In accordance with FASB authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which we define as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs in fiscal years 2013, 2012 and 2011.

We have entered into agreements under which certain R&D costs are eligible for reimbursement. Amounts reimbursed under this arrangement are offset against R&D expenses. During fiscal years 2013, 2012 and 2011, we offset $2.0 million, $4.0 million and $5.0 million, respectively, of R&D expenses in connection with such agreements.

Advertising Expenses—We expense advertising costs as incurred. Advertising expenses for fiscal years 2013, 2012 and 2011 were immaterial.

Comprehensive Income (Loss)—Comprehensive income (loss) includes charges or credits to equity related to changes in unrealized gains or losses on marketable securities, net of taxes. Comprehensive income (loss) for fiscal years 2013, 2012 and 2011 has been disclosed within the consolidated statements of comprehensive income (loss).

Foreign Currency—The accounts of foreign subsidiaries are remeasured to U.S. dollars for financial reporting purposes by using the U.S. dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest income and other, net in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are measured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction losses were immaterial for fiscal years 2013, 2012 and 2011.

Concentration of Credit Risk and Significant Customers—Financial instruments potentially subjecting us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term marketable securities, accounts receivable and long-term investments. The majority of our sales are derived from distributors and manufacturers in the communications, industrial, storage and computer industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit. We maintain allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were insignificant for fiscal years 2013, 2012 and 2011. Our policy is to invest our cash, cash equivalents and short-term marketable securities with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. We do not hold or issue financial instruments for trading purposes.

We sell our products to distributors and OEMs throughout the world. Future Electronics, Inc. (“Future”), a related party, has been and continues to be our largest distributor. See “Note 19 — Segment and Geographic Information,” for distributors who accounted for more than 10% of net sales and accounts receivable.

Concentration of Other Risks—The majority of our products are currently fabricated by our foundry suppliers and are assembled and tested by third-party subcontractors located in Asia. A significant disruption in the operations of one or more of these subcontractors could impact the production of our products for a substantial period of time which could result in a material adverse effect on our business, financial condition and results of operations.

Fair Value of Financial Instruments—We estimate the fair value of our financial instruments by using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of our cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued liabilities presented in the consolidated balance sheets at March 31, 2013, April 1, 2012 and March 27, 2011 was not materially different from the carrying values due to the relatively short periods to maturity of the instruments.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance for comprehensive income. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective in fiscal years, and interim periods within those years, beginning after December 15, 2011. As a result, we have separately presented the Statements of Comprehensive Income beginning the fiscal quarter ended July 1, 2012, which did not have an impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued amended standards to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. These amended standards are effective for annual reporting periods beginning after December 15, 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 4.    BUSINESS COMBINATIONS

We periodically evaluate potential strategic acquisitions to, broaden our product offering and build upon our existing library of intellectual property, human capital and engineering talent, in order to expand our capabilities in the areas in which we operate or to acquire complementary businesses.

We account for each business combination by applying the acquisition method, which requires (1) identifying the acquiree; (2) determining the acquisition date; (3) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest we have in the acquiree at their acquisition date fair value; and (4) recognizing and measuring goodwill or a gain from a bargain purchase.

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

Acquisition of Altior

On March 22, 2013, we completed the acquisition of substantially all of the assets of Altior Inc. (“Altior”), a developer of data management solutions in Eatontown, New Jersey. Altior’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 23, 2013. The pro forma effects of the portion of the Altior operations assumed through the transaction on our results of operations during fiscal years 2013 and 2012 were considered immaterial.

Consideration

The purchase consideration issued includes approximately 358,000 shares issued to the shareholders of Altior, cash payment of $1.0 million (of which $0.25 million was held back temporarily to satisfy potential indemnity claims), and additional purchase price consideration earn-outs which may be paid in the form of cash, shares or a combination thereof (not to exceed $20.0 million in aggregate) payable over the next three fiscal years contingent upon achieving certain revenue targets. The $3.7 million worth of shares issued as consideration were valued on the date of the acquisition, and the fair value of contingent earn-outs was derived using a probability-based approach on various revenue assumptions. Final determination of the earn-out liability can range from zero to $20.0 million based on the actual achievement of the revenue targets. Fair value of contingent consideration is subject to periodic revaluation and any change in the fair value of contingent consideration from the events after the acquisition date, will be recognized in earnings of the period in which the fair value changes. The probability –based approach used to fair value contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  The significant unobservable inputs include projected revenues, percentage probability of occurrence and a discount rate to present value the payments. The summary of the purchase consideration is as follows (in thousands):

Amount
Cash	$1,000
Equity instruments	3,740
Estimated Fair value of earn-out payments	10,138
Total consideration paid	$14,878

In accordance with ASC 805, Business Combinations, the acquisition of Altior was recorded as a purchase business acquisition since Altior was a considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 12% to 19%. The fair value of contingent earn-outs was a probability-based approach that includes significant unobservable inputs. See Note 6 —“Cash, Cash Equivalents and Short-Term Marketable Securities,” for additional details of the inputs used to determine the fair value of the contingent earn-out.  The excess of the fair value of consideration paid over the fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $7.2 million. The goodwill consists largely of expected synergies from combining the operations of Altior with that of Exar and is deductible over 15 years for tax purposes.

Purchase Price Allocation

The allocation of the purchase price to Altior’s tangible and identifiable intangible assets and liabilities assumed was based on their estimated fair values at the date of acquisition.

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the Altior acquisition was as follows (in thousands):

Amount
Identifiable tangible assets
Inventories	$126
Property, plant and equipment	140
Other assets	36
Accounts payable and accruals	(24)
Other short-term liabilities	(51)
Long-term liabilities	(61)
Total identifiable tangible assets, net	166
Identifiable intangible assets – existing technology	7,540
Total identifiable assets, net	7,706
Goodwill	7,172
Fair value of total consideration transferred	$14,878

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Altior are included in the selling, general and administrative lines on the consolidated statement of operations for fiscal year 2013, were approximately $48,000.

Acquisition of Neterion

On March 16, 2010, we completed the acquisition of Neterion Inc. (“Neterion”), a supplier of 10 GbE controller silicon and card solutions optimized for virtualized data centers based in Sunnyvale, California. Neterion’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 17, 2010. On March 4, 2011, we decided to exit the data center virtualization market, and, in connection therewith, to stop development of our 10GbE network interface cards. Therefore, the results of operations of Neterion were included in our consolidated financial statements from March 17, 2010 through March 4, 2011.

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

Acquisition of Hifn

On April 3, 2009, we completed the acquisition of hi/fn, inc. (“Hifn”), a provider of network-and storage-security and data reduction products located in Los Gatos, California. Hifn’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning April 4, 2009. During the fourth quarter of fiscal year 2012, we ceased development of our de-duplication products. (See “Note 10—Goodwill and Intangible Assets”).

 NOTE 5.    BALANCE SHEET DETAILS

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	March 31, 2013	April 1, 2012
Land	$6,660	$6,660
Building	16,224	16,237
Machinery and equipment	42,258	40,875
Software and licenses	17,566	46,061
Property, plant and equipment, total	82,708	109,833
Accumulated depreciation and amortization	(58,608)	(82,040)
Total property, plant and equipment, net	$24,100	$27,793

During fiscal year 2013, we wrote off $35.9 million of fully depreciated assets.

Depreciation and amortization expense pertaining to property, plant and equipment for fiscal years 2013, 2012 and 2011 was $6.8 million, $8.1 million and $9.1 million, respectively.

Our inventories consisted of the following (in thousands) as of the dates indicated below:

	March 31, 2013	April 1, 2012
Work-in-progress and raw materials	$9,981	$7,590
Finished goods	9,449	10,784
Total inventories	$19,430	$18,374

Our other current liabilities consisted of the following (in thousands) as of the dates indicated below:

	March 31, 2013	April 1, 2012
Short-term lease financing obligations	$3,189	$3,216
Accrual for dispute resolution	2,727	1,500
Earn out liability – short–term	2,599	—
Accrued manufacturing expenses, royalties and licenses	2,370	696
Accrued restructuring charges and exit costs	2,020	5,699
Accrued legal and professional services	746	825
Accrued sales and marketing expenses	576	937
Other	988	742
Total other current liabilities	$15,215	$13,615

Our other non - current obligations consisted of the following (in thousands) as of the dates indicated:

	March 31, 2013	April 1, 2012
Earn out liability – long–term	$7,539	$—
Long-term taxes payable	2,225	3,604
Accrued restructuring charges and exit costs	1,266	2,342
Other	174	269
Total other non-current obligations	$11,204	$6,215

NOTE 6.    CASH, CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

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

The fair value of contingent consideration arising from the acquisition of Altior (See “Note 4—Business Combinations”) is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs.

There were no transfers between Level 1, Level 2, and Level 3 during the year ended March 31, 2013.

Our investment assets, measured at fair value on a recurring basis, as of the dates indicated below were as follows (in thousands, except for percentages):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,042	$—	$—	$5,042	3%
U.S. government and agency securities	22,460	19,261	—	41,721	21%
State and local government securities	—	2,935	—	2,935	1%
Corporate bonds and securities	274	91,955	—	92,229	47%
Asset-backed securities	—	30,966	—	30,966	16%
Mortgage-backed securities	—	22,736	—	22,736	12%
Total investment assets	$27,776	$167,853	$—	$195,629	100%

Liabilities:
Acquisition-related contingent consideration	$—	$—	$10,138	$10,138	100%

	April 1, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,088	$—	$—	$3,088	2%
U.S. government and agency securities	16,282	27,954	—	44,236	23%
State and local government securities	—	590	—	590	—
Corporate bonds and securities	—	69,234	—	69,234	36%
Asset-backed securities	—	26,364	—	26,364	14%
Mortgage-backed securities	—	47,244	—	47,244	25%
Total investment assets	$19,370	$171,386	$—	$190,756	100%

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	March 31, 2013	April 1, 2012
Cash and cash equivalents
Cash in financial institutions	$9,676	$5,626
Cash equivalents
Money market funds	5,042	3,088
Total cash and cash equivalents	$14,718	$8,714

Short-term marketable securities
U.S. government and agency securities	$41,721	$44,236
State and local government securities	2,935	590
Corporate bonds and securities	92,229	69,234
Asset-backed securities	30,966	26,364
Mortgage-backed securities	22,736	47,244
Total short-term marketable securities	$190,587	$187,668

 Our marketable securities include U.S. government and agency securities, state and local government securities, corporate bonds and securities, and asset-backed and mortgage-backed securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase.

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in the consolidated statements of other comprehensive income except those unrealized losses that are deemed to be other than temporary which are reflected in the impairment charges on investments line item on the consolidated statements of operations.

The fair value of contingent consideration was determined based on a probability-based approach which includes projected revenues, percentage probability of occurrence and discount rate to present value the payments. A significant increase (decrease) in the projected revenue, discount rate or probability of occurrence in isolation could result in a significantly higher (lower) fair value measurement.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2013.

	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range (in thousands)
As of March 31, 2013
Acquisition-related contingent consideration	$10,138	Combination of income and marketable approach	Revenue (in “000’s)	$18,817	-	$37,633
			Discount rate (in %)		5%
			Probability of occurrence (in %)	40%	-	65%

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line item on the consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Gross realized gains	$871	$799	$1,271
Gross realized losses	(953)	(1,098)	(1,173)
Net realized gains (losses)	$(82)	$(299)	$98

The following table summarizes our investments in marketable securities as of the dates indicated below (in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gross Gains(1)	Unrealized Gross Losses(1)	Fair Value
Money market funds	$5,042	$—	$—	$5,042
U.S. government and agency securities	41,694	27	—	41,721
State and local government securities	2,927	10	(2)	2,935
Corporate bonds and securities	92,059	215	(45)	92,229
Asset-backed securities	30,932	61	(27)	30,966
Mortgage-backed securities	22,646	194	(104)	22,736
Total investments	$195,300	$507	$(178)	$195,629

	April 1, 2012
	Amortized Cost	Unrealized Gross Gains(1)	Unrealized Gross Losses(1)	Fair Value
Money market funds	$3,088	$—	$—	$3,088
U.S. government and agency securities	44,077	189	(30)	44,236
State and local government securities	610	—	(20)	590
Corporate bonds and securities	68,857	410	(33)	69,234
Asset-backed securities	26,353	55	(44)	26,364
Mortgage-backed securities	47,117	286	(159)	47,244
Total investments	$190,102	$940	$(286)	$190,756

(1)	Gross of tax impact

Our asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of March 31, 2013, we have sufficient liquidity and do not intend to sell these securities to fund normal operations or realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and accretion of discounts to maturity and such accretion/amortization, which is immaterial for all periods presented, is included in the interest income and other, net line in the consolidated statements of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the accumulated other comprehensive losses line in the consolidated balance sheets. As of March 31, 2013, there was approximately $0.5 million of unrealized losses, net of tax from our Level 1 and Level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For fiscal year 2013, there were no investments identified with other-than-temporary declines in value.

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

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of the dates indicated below were as follows (in thousands):

	March 31, 2013		April 1, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$61,011	$61,029	$48,978	$49,011
Due in 1 to 5 years	134,289	134,600	141,124	141,745
Total	$195,300	$195,629	$190,102	$190,756

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated below, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and local government securities	—	—	404	(2)	404	(2)
Corporate bonds and securities	29,609	(42)	497	(3)	30,106	(45)
Asset-backed securities	10,008	(17)	1,241	(10)	11,249	(27)
Mortgage-backed securities	2,911	(39)	3,263	(65)	6,174	(104)
Total	$42,528	$(98)	$5,405	$(80)	$47,933	$(178)

	April 1, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$15,585	$(30)	$—	$—	$15,585	$(30)
State and local government securities	590	(20)	—	—	590	(20)
Corporate bonds and securities	11,685	(33)	—	—	11,685	(33)
Asset-backed securities	3,516	(5)	3,786	(39)	7,302	(44)
Mortgage-backed securities	16,435	(108)	2,417	(51)	18,852	(159)
Total	$47,811	$(196)	$6,203	$(90)	$54,014	$(286)

NOTE 7.    RELATED PARTY TRANSACTION

Affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of March 31, 2013. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances that are provided to certain of our other partners. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales were as follows for the periods indicated:

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Future	30%	31%	30%

Related party receivables to our net accounts receivables were as follows as of the dates indicated below:

	March 31, 2013	April 1, 2012
Future	21%	26%

Related party expenses for reimbursement of promotional materials were not significant for fiscal years 2013, 2012 and 2011.

NOTE 8.    RESTRUCTURING CHARGES AND EXIT COSTS

2013 Restructuring Charges and Exit Costs

During the fourth quarter of fiscal year 2013, we recorded $0.3 million restructuring charges and exit costs and released a $0.5 million liability related to Industrial Research Assistance Program (IRAP) with a Canadian governmental agency. In the third, second and first quarters of fiscal year 2013, we recorded restructuring charges and exit costs of $0.6 million, $0.3 million and $0.9 million, respectively. Of the total restructuring charges and exit costs recorded in fiscal year 2013, $0.3 million was reflected in cost of sales and $1.3 million was reflected in operating expenses within our consolidated statements of operations.

2012 Restructuring Charges and Exit Costs

In fiscal year 2012, we incurred restructuring charges and exit costs totaling $14.2 million, of which $13.9 million was recorded in the fourth quarter and $0.3 million was recorded in the first quarter. Of the total restructuring charges and exit costs, $1.3 million was reflected in cost of sales and $12.9 million was reflected in operating expenses within our consolidated statements of operations.

During the fourth quarter of fiscal year 2012, we implemented and completed reductions in force of approximately 173 positions across of all company functions. This action was intended to align our cost structure with revenues, reduce spending in operations and to cease development of certain products. The reduction in headcount was primarily associated with offices located in Fremont, California; Hangzhou, China; Ottawa, Ontario, Canada; Minneapolis, Minnesota; Raleigh, North Carolina; and San Diego, California. As part of the reduction activity, we terminated our development efforts in connection with our pre-production OTN and de-duplication products. The market for our OTN product was modest and the outlook to achieve meaningful revenue and a return on this investment was considered unlikely. As a result of the reduction activity in the fourth quarter of fiscal year 2012, we recorded a total charge for restructuring and exit costs of $13.9 million, which included a one-time severance charge of $4.2 million, lease contract termination costs and other costs of $7.0 million, lease abandonment charges of $0.8 million and accelerated amortization and depreciation charges of $1.9 million. We paid $1.4 million of the $4.2 million one-time severance charges in fiscal year 2012.

The lease contract termination costs and other costs of $7.0 million include: (1) costs associated with the termination of certain electronic design automated license agreements consisting of the accrual of future payments of $3.9 million, and the write off of prepaid training, maintenance and license fees of $2.6 million; and (2) costs associated with a Canadian governmental agency related to the Industrial Research Assistance Program (“IRAP”) tied to continued employment obligations of $0.5 million, which was waived as of March 31, 2013.

The lease abandonment charges of $0.8 million include future lease obligations, net of estimated rental income for vacated facilities in Ottawa, Canada, San Diego, California, Minneapolis, Minnesota and Raleigh, North Carolina, for leases that expire at various dates from June 2012 to January 2015. In light of local market conditions, we estimated that one of the facilities could be sublet within 12 months.

The accelerated amortization and depreciation charges of $1.9 million include $1.7 million related to termination of OTN and de-duplication products (See “Note 10 – Goodwill and Intangible Assets”) and $0.2 million related to certain property and equipment.

During the first quarter of fiscal year 2012, we incurred restructuring charges and exit costs of $0.3 million, which included a one-time severance charge of $0.1 million, lease contract termination costs of $0.1 million, and inventory write-off costs of $0.1 million.

2011 Restructuring Charges and Exit Costs

During the fourth quarter of fiscal year 2011, we decided to exit the data center virtualization market, and, in connection therewith, to stop development of our 10GbE network interface cards. We determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments in these products. As a result, in the fourth quarter of fiscal year 2011 we abandoned all related development of in-process research and development. In addition, we began to actively market for sale the related assets of our 10GbE technology, consisting primarily of underlying existing and core technology intangible assets. Charges related to this decision in the fourth quarter of fiscal year 2011 totaled approximately $11.1 million and included $7.5 million for the impairment of intangible assets, which is included within the impairment of intangible assets and goodwill line in our consolidated statements of operations, $2.1 million for the write-off of inventory, which is included within the cost of sales line in our consolidated statements of operations, and $1.2 million in severance related costs, which is included in operating expenses within our consolidated statements of operations. The majority of the severance related costs were paid out in fiscal year 2011.

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

During the quarter ended December 26, 2010, we vacated our facility in Framingham, Massachusetts and recorded a restructuring reserve of $134,000 for the remaining payments owed on this site.  The lease expired in November 2011.

In connection with the Neterion acquisition in March 2010, we assumed a lease obligation for a facility in Sunnyvale, California. We vacated the facility in May 2010 and recorded a restructuring reserve of approximately $234,000, during the quarter ended June 27, 2010, for the remaining payments due on this site. The lease expired in August 2011.

In connection with the acquisition of Sipex Corporation (“Sipex”) in August 2007, our management approved and initiated plans to restructure the operations of the combined company to eliminate certain duplicative activities, reduce costs and better align product and operating expenses with then current economic conditions. These costs were accounted for as liabilities assumed as part of the business combination in 2007. The costs remaining as of March 27, 2011 relate to office space in Belgium that has been vacated but is under lease until February 2012 and were $81,000. The lease expired in February 2012.

Total restructuring charges and exit costs recorded in cost of sales and operating expenses within our consolidated statements of operations were $1.6 million, $14.2 million and $3.6 million for the fiscal years 2013, 2012 and 2011, respectively.

Our restructuring liabilities were included in other current liabilities and other non-current obligations line items in our consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 31, 2013
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination costs and others	$5,235	$6	$(56)	$(2,325)	$2,860
Severance	2,806	1,548	—	(3,928)	426
Balance at March 31, 2013	$8,041	1,554	$(56)	$(6,253)	$3,286

	April 1, 2012
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination costs and others	$288	$7,869	$(2,566)	$(356)	$5,235
Severance	—	4,321	—	(1,515)	2,806
Accelerated amortization and depreciation	—	1,883	(1,883)	—	—
Inventory write-off	—	152	(152)	—	—
Balance at April 1, 2012	$288	$14,225	$(4,601)	$(1,871)	$8,041

See “Note 5—Balance Sheet Details” for current and long-term portion of restructuring charges and exit costs recorded in the consolidated balance sheets at March 31, 2013 and April 1, 2012.

NOTE 9.    LONG-TERM INVESTMENT

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the consolidated balance sheets was as follows (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012
Beginning balance	$1,273	$1,563
Contributions	15	114
Capital distributions	—	(404)
Ending balance	$1,288	$1,273

The carrying amount of $1.3 million as of March 31, 2013 reflects the net of the capital contributions, capital distributions and cumulative impairment charges. We have made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. During the first quarter of fiscal year 2013, we contributed $15,000 to the fund and the limited partners of the Skypoint Fund agreed to extend the term of the Skypoint Fund for one additional year. As of March 31, 2013, we do not have any further capital commitments.

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

Impairment

We evaluate our long-term investment for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year by comparing the carrying amount to the fair value of the underlying investments. If the carrying amount exceeds its fair value, long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss. We analyzed the fair value of the underlying investments of Skypoint Fund and as a result, no impairment was recorded for fiscal year 2013, 2012 or 2011.

NOTE 10.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill— Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment.

In the fourth quarter of fiscal years 2013, 2012 and 2011, we conducted our annual impairment. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal years 2013, 2012 and 2011.

The changes in the carrying amount of goodwill for fiscal years 2013 and 2012 were as follows (in thousands):

Amount
Balance as of March 27, 2011	$3,184
Goodwill additions	—
Balance as of April 1, 2012	$3,184
Goodwill additions	7,172
Balance as of March 31, 2013	$10,356

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	March 31, 2013			April 1, 2012
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$42,858	$(30,668)	$12,190	$34,848	$(27,286)	$7,562
Patents/Core technology	3,459	(3,182)	277	3,736	(2,855)	881
Distributor relationships	1,264	(1,219)	45	1,264	(1,119)	145
Customer relationships	2,905	(2,079)	826	2,905	(1,751)	1,154
Tradenames/Trademarks	1,025	(1,025)	—	1,025	(1,012)	13
Total	$51,511	$(38,173)	$13,338	$43,778	$(34,023)	$9,755

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over two to seven years. Patents/core technology is amortized over five to six years. Distributor relationships are amortized over six years. Customer relationships are amortized over six to seven years and tradenames/trademarks are amortized over three years. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists, we compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge equal to the excess of the carrying value over the asset’s fair value. Although the assumptions used in projecting future revenues and gross margins are consistent with those used in our annual strategic planning process, intangible asset impairment charges might be required in future periods if our assumptions are not achieved.

During the second quarter of fiscal year 2013, we sold certain patents for $500,000 and recorded a gain of approximately $223,000.

During the fourth quarter of fiscal year 2012 we exited the OTN market, and, in connection therewith, stopped development of our OTN products. We also ceased development of our de-duplication products. In both instances, we determined that the current economic and market environment did not provide the potential to deliver acceptable returns on the required investments. As a result, in the fourth quarter of fiscal year 2012, we expensed the costs for the related IPR&D and intangible assets. We recorded total charges of $1.7 million in restructuring charges and exit costs line item in our consolidated statements of operations.

The intangible asset charges related to the exiting of the OTN and de-duplication products of $1.7 million consists of $0.3 million write-off of the IPR&D acquired from Galazar, $1.1 million of amortization of purchased intangible assets related to the OTN products acquired from Galazar and $0.3 million amortization of the existing technology acquired from Hifn. See “Note 8—Restructuring Charges and Exit Costs.”

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

The aggregate amortization expenses for our purchased intangible assets for fiscal years indicated below were as follows (in thousands):

	March 31, 2013	April 1, 2012	March 27, 2011
Amortization expense	$4,150	$6,700	$10,233

The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Fiscal Year	Amount
2014	$5,734
2015	3,508
2016	2,332
2017	965
2018	786
2019 and thereafter	13
Total future amortization	$13,338

NOTE 11.    NET INCOME (LOSS) PER SHARE

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

The following table summarizes our net income (loss) per share for the fiscal years indicated below (in thousands, except per share amounts):

	March 31, 2013	April 1, 2012	March 27, 2011
Net income (loss)	$2,882	$(28,056)	$(35,668)
Shares used in computation of net income (loss) per share:
Basic	45,809	44,796	44,218
Diluted	46,476	44,796	44,218
Net income (loss) per share:
Basic	$0.06	$(0.63)	$(0.81)
Diluted	$0.06	$(0.63)	$(0.81)

All outstanding stock options and RSUs are potentially dilutive securities. As of March 31, 2013, stock options, warrants to purchase common stock and RSUs of 2.2 million were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive. For fiscal years 2012 and 2011, all shares attributable to outstanding options and RSUs were excluded from the computation of diluted net loss per share, as inclusion of such shares would have had an anti-dilutive effect. Accordingly, basic and diluted net loss per share were the same in each period presented.

In connection with the Sipex acquisition in August 2007, we assumed warrants with a fair value of $1.5 million on the date of acquisition, which enable the holders to purchase a total of approximately 280,000 shares of our common stock. The warrants were exercisable at any time for shares of our common stock at an initial exercise price of $9.63 per share, subject to adjustment upon certain events. The warrants expired unexercised on May 18, 2011.

NOTE 12.    COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs and to bring our cash to a more appropriate level for our company.

On August 28, 2007, we announced the approval of a share repurchase plan (“2007 SRP”), which authorized the repurchase of up to $100 million of our common stock.

As of March 27, 2011, we had purchased shares valued at $88.2 million under the 2007 SRP. During fiscal years 2013, 2012 and 2011, we did not repurchase any shares under the 2007 SRP. As of March 31, 2013, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our 2007 SRP, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

NOTE 13.    EMPLOYEE BENEFIT PLANS

Exar Savings Plan

The Exar Savings Plan, as amended and restated, covers our eligible U.S. employees. The Exar Savings Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as matching contributions from the company based on the achievement of specified operating results.

Our matching contributions to the plan for the fiscal years indicated below were as follows (in thousands):

	March 31, 2013	April 1, 2012	March 27, 2011
Matching contributions	$267	$294	$404

Executive and Employee Incentive Compensation Programs

Our incentive compensation programs provide for incentive awards for substantially all employees based on the achievement of personal objectives and our operating performance results. Our incentive compensation programs may be amended or discontinued at the discretion of our board of directors.

Our paid and unpaid incentive compensation for the fiscal years indicated below were as follows (in thousands):

	March 31, 2013	April 1, 2012	March 27, 2011
Unpaid incentive compensation	$781	$—	$—

NOTE 14.    STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue:	4,500	$—
Reserved for future issuance:
Fiscal year ending March 31, 2013	1,392	—
Fiscal year ending April 1, 2012	1,418	—
Fiscal year ending March 27, 2011	1,480	—
Issued:
Fiscal year ending March 31, 2013	26	8.38
Fiscal year ending April 1, 2012	62	6.09
Fiscal year ending March 27, 2011	69	6.41

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and the Sipex Corporation (“Sipex”) 2006 Equity Incentive Plan (the “Sipex Plan”), the latter of which was assumed in connection with the August 2007 acquisition of Sipex.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plans are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At March 31, 2013, there were 4.0 million shares available for future grant under all our equity incentive plans.

The following table summarizes information about our stock options outstanding at March 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding As of March 31, 2013	Weighted Average Remaining Contractual Terms (in years)	Weighted Average Exercise Price per Share	Number Exercisable As of March 31, 2013	Weighted Average Exercise Price per Share
$5.44	–	$6.43	2,395,886	4.95	$6.23	723,635	$6.15
6.44	–	7.68	1,404,367	4.44	7.28	443,730	7.12
7.70	–	8.48	1,338,230	5.50	8.11	216,300	8.29
8.51	–	14.32	1,073,717	5.45	9.77	258,517	11.55
15.67	–	16.00	133	1.14	15.67	133	15.67
Total			6,212,333	5.04	$7.48	1,642,315	$7.54

Stock Option Activities

A summary of stock option transactions during the periods indicated below for all stock option plans was as follows:

	Outstanding Options / Quantity	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 28, 2010	5,345,504	$8.01	5.38	$1,882	235
Granted	2,113,190	6.60
Exercised	(125,920)	6.07
Cancelled	(308,595)	11.02
Forfeited	(1,294,715)	6.93
Balance at March 27, 2011	5,729,464	$7.61	4.74	$147	103
Granted	3,100,595	6.33
Exercised	(422,749)	6.54
Cancelled	(526,574)	8.15
Forfeited	(1,535,429)	6.70
Balance at April 1, 2012	6,345,307	$7.23	4.67	$9,474	1,193
Granted	2,540,010	8.32
Exercised	(875,459)	6.92
Cancelled	(903,781)	9.67
Forfeited	(893,744)	6.41
Balance at March 31, 2013	6,212,333	$7.48	5.04	$19,199	1,481
Vested and expected to vest, March 31, 2013	5,326,478	$7.44	4.89	$16,758
Vested and exercisable, March 31, 2013	1,642,315	$7.54	3.32	$5,271

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $10.50, $8.40 and $6.08 as of March 31, 2013, April 1, 2012 and March 27, 2011, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our Chief Executive Officer, President and Director (“CEO”). The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year for vesting except for the last installment. If the financial measures are not met for two consecutive years, the options will be forfeited except for the last installment which will be forfeited at the end of fiscal year 2016. We recorded $260,000 and $65,000 of compensation expense for these options in fiscal years 2013 and 2012, respectively.

Options exercised for the fiscal years indicated below were as follows (in thousands):

	March 31, 2013	April 1, 2012	March 27, 2011
Intrinsic value of options exercised	$1,443	$79	$100
Cash received related to option exercises	6,059	2,763	765
Tax benefit recorded	1,927	1,761	2,300

RSUs

We issue RSUs to employees and non-employee directors. RSUs generally vest on the first or third anniversary date from the grant date. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued on the date the RSUs vest.

A summary of RSU transactions during the periods indicated for all stock option plans is as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 28, 2010	834,204	$8.20	1.04	$6,106
Granted	399,183	6.76
Issued and released	(618,411)	6.90
Forfeited	(57,878)	7.52
Unvested at March 27, 2011	557,098	$7.17	1.09	$3,387
Granted	481,650	7.12
Issued and released	(271,830)	7.25
Forfeited	(162,263)	7.25
Unvested at April 1, 2012	604,655	$7.13	2.38	$5,079
Granted	331,894	8.40
Issued and released	(125,095)	7.10
Forfeited	(79,250)	6.96
Unvested at March 31, 2013	732,204	$7.73	1.72	$7,688
Vested and expected to vest, March 31, 2013	566,117		1.60	$5,944

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

In July 2009, we granted performance-based RSUs covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. In fiscal year 2012, we recognized approximately $19,000 of compensation expense related to these awards, net of forfeitures. The awards were fully vested in fiscal year 2012, and no expense was recorded in fiscal year 2013.

In March 2012, we granted 300,000 performance-based RSUs to our CEO. The RSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. In fiscal years 2013 and 2012, we recorded $448,000 and $48,000 compensation expense, respectively for these awards.

In April 2012, we granted 29,000 bonus RSUs to our CEO. The RSUs vest 50% on the date that is six months after the commencement of the fiscal year 2013 and 50% on the last day of fiscal year 2013. In fiscal year 2013, we recorded $250,000, of compensation expense for these awards.

In June 2012, we announced the Fiscal Year 2013 Executive Management Incentive Program (“2013 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. In fiscal year 2013, we recorded $1.2 million of stock compensation expense related to the 2013 Incentive Program as a result of achieving performance at various levels.

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

Volatility—our expected volatility is based on historical data of the market closing price for our common stock as reported by NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXAR” and the expected term of our stock options.

Risk-Free Interest Rate—the risk-free interest rate assumption is based on the observed interest rate of the U.S. Treasury appropriate for the expected term of the option to be valued.

Dividend Yield—we do not currently pay dividends and have no plans to do so in the future. Therefore, we have assumed a dividend yield of zero.

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal years presented below:

	March 31, 2013			April 1, 2012			March27, 2011
Expected term of options (years)		4.36			4.30			4.40
Risk-free interest rate	0.5	—	0.6%	0.7	—	1.5%	1.3	—	2.0%
Expected volatility	37	—	42%	41	—	43%	39	—	40%
Expected dividend yield		—			—			—
Weighted average grant date fair value		$2.80			$2.22			$2.28

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal years presented below (in thousands):

	March 31, 2013	April 1, 2012	March 27, 2011
Cost of sales	$469	$301	$489
Research and development	789	1,239	3,241
Selling, general and administrative	3,530	2,210	3,651
Total stock-based compensation expense	$4,788	$3,750	$7,381

The amount of stock-based compensation cost capitalized in inventory was immaterial at each of the fiscal years presented.

During fiscal year 2012, we modified stock options and performance-based RSUs held by our then current CEO upon his termination to accelerate the vesting of any portion of each equity award that was scheduled to vest on or within 12 months after November 7, 2011 (the “Severance Date”) and to exercise the vested portion of stock options on or within twelve months after the Severance Date, which is in accordance with the separation agreement. As a result of the modifications in fiscal year 2012, we recorded additional stock-based compensation expense of approximately $114,000.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the fiscal years indicated below as follows:

	March 31, 2013		April 1, 2012		March 27, 2011
	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)
Options	$6,771	2.8	$8,119	2.8	$7,290	2.4
RSUs	3,371	2.5	3,537	3.2	2,336	1.8
Total Stock-based compensation expense	$10,142		$11,656		$9,626

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

The new awards were granted with a price of $6.51 per share, the closing price of our common stock on November 24, 2008 as reported on NASDAQ. The fair value of the options exchanged was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the RSUs awarded on November 24, 2008, the date of exchange. The incremental compensation cost of $1.2 million, was measured as the excess of the fair value of the RSUs over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The amount was amortized over the two year service period. Such incremental stock-based compensation expense recorded for the fiscal years indicated below were as follow (in thousands):

	March 31, 2013	April 1, 2012	March 27, 2011
Incremental stock-based compensation expense	$—	$—	$327

NOTE 15.    LEASE FINANCING OBLIGATION

We leased Hillview Facility from Mission West Properties, L.P. in August 2007. We had accounted for this sale and leaseback transaction as a financing transaction, which is included in the long-term lease financing obligations line item on the consolidated balance sheet as of March 27, 2011. The effective interest rate was 8.2%. At the end of the lease term, March 31, 2011, the terminal value of the lease of $12.2 million was settled in a non-cash transaction with the expiration of the Hillview Facility lease.

Depreciation expense for the Hillview Facility recorded over the straight-line method for the remaining useful life for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Depreciation expense	$—	$—	$323

The former Hillview Facility, which we originally leased from Mission West Properties, L.P. as part of a sale-leaseback transaction, was sublet in April 2008. The sublease expired on March 31, 2011. There was no sublease income for fiscal years 2013 and 2012 whereas fiscal year 2011 included sublease income of $1.4 million.

We have acquired engineering Design Tools under capital leases. We acquired Design Tools of $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, $1.0 million in June 2010 under a three-year license, $1.3 million in December 2009 under a 28-month license, and $1.1 million in July 2009 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our consolidated balance sheets as of March 31, 2013 and April 1, 2012, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Amortization expense	$3,523	$3,706	$3,526

Future minimum lease and sublease income payments for the lease financing obligations as of March 31, 2013 are as follows (in thousands):

Lease financing

Fiscal Years	Design tools
2014	$3,340
2015	1,375
2016	19
2017 and thereafter	16
Total minimum lease payments	4,750
Less: amount representing interest	219
Present value of future minimum lease payments	4,531
Less: short-term lease financing obligations	3,189
Long-term lease financing obligations	$1,342

Interest expense for the Hillview Facility and Design Tools lease financing obligations for the periods indicated were as follow (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Interest expense – Design Tools	$143	$210	$232
Interest expense – Hillview facility	—	—	1,020
Total	$143	$210	$1,252

In the course of our business, we enter into arrangements accounted for as operating leases related to the licensing of engineering design software and the rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Rent expense	$616	$2,121	$1,889

Our future minimum lease payments for the lease operating obligations as of March 31, 2013 are as follows (in thousands):

Operating lease

Fiscal Years	Facilities
2014	$538
2015	312
2016	243
2017	73
2018 and thereafter	18
Total future minimum lease payments	$1,184

NOTE 16.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals and well closure activities. In April 2012, the San Francisco Bay Regional Water Quality Control Board approved our application for low-threat closure and rescinded the previous cleanup order. All monitoring well closure activities on adjacent/neighboring sites have been completed. Discussions with the current property owner regarding access indemnity and a deed restriction agreement are ongoing.

Outstanding liabilities for remediation activities, net of payments consisted of the following as of the dates indicated (in thousands):

	March 31, 2013	April 1, 2012
Liabilities for remediation activities	$76	$65

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MPSI made two separate permitted hazmat deliveries to the regulated site for treatment. DTSC has requested that former/current property owners and companies currently in excess of 50 that had hazardous waste treated at the site participate in further assessment and remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites condition and evaluation and selection of appropriate remedial measures. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

In a letter dated March 27, 2012, Exar was notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex. The letter was also addressed to prior and current property owners and tenants (collectively “Property Owners”). ACWD requested that the property owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the Property Owners filed with ACWD a report of its investigation/characterization activities and analytical data obtained. Accumulated data suggests that compounds of concern in groundwater appear to be from an offsite source. ACWD is now investigating alternative upgradient sites. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months, and occasionally we may provide an extended warranty from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty, historical warranty costs incurred and customer/product specific circumstances. Our liability is generally limited to, at our option, to replacing, repairing, or issuing a credit (if it has been paid for). Generally, our warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our product sales as of March 31, 2013 and April 1, 2012 were immaterial.

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

NOTE 17.    LEGAL PROCEEDINGS

On August 2, 2011, a lawsuit was filed in the Superior Court of California in the County of Santa Clara by Mission West Properties, L.P. (“Mission West”), the lessor for the Hillview Facility, located at 233 South Hillview Drive, Milpitas, California, which named us as a defendant (Santa Clara County Superior Court case No. 1-11-CV-206456) (“Action”). The lawsuit asserted various monetary and equitable claims, but essentially sought recovery of remediation and restoration costs associated with our lease of the Hillview Facility. We disputed liability and damages in connection with claims asserted by Mission West.

On April 9, 2013, we entered into a Settlement Agreement and Full Mutual General Release (herein “Agreement and Release”) with Mission West and a related entity Mission West Liquidating Trust (collectively, the “Mission West Entities”), and Kovio to settle this litigation. We agreed to pay $2,412,088 to the Mission West Entities within thirty (30) days of execution of the Agreement and Release and allow the Mission West Entities to retain our security deposit of $242,682. We made this settlement payment on May 3, 2013. Kovio also agreed to pay $345,230 to the Mission West Entities. We agreed to return to Kovio a security deposit in the amount of $314,929, which we have done on April 15, 2013. Following the payments by Exar and Kovio, Mission West’s Complaint and our Cross-Complaint in the Action were dismissed with prejudice on May 13, 2013. The parties agreed to bear their own attorney’s fees and costs. The Agreement and Release contains mutual releases whereby the Mission West Entities, Exar, and Kovio each agreed to release each other from all claims, known and unknown, arising out of, in connection with, or relating to the Action or the events or incidents referred to in the pleadings in the Action. The parties agreed that the Agreement and Release is intended solely as a compromise of disputed claims, was entered into to avoid the uncertainties and costs associated with litigation, and is not an admission of liability by any party. As of March 31, 2013 and April 1, 2012, we accrued $3.0 million and $1.5 million, respectively, for a dispute resolution and related subtenant deposit liabilities which were recorded in other current liabilities line in the consolidated balance sheets.

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any other currently ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 18.    INCOME TAXES

The components of the provision for (benefit from) income taxes as of the dates indicated below were as follows (in thousands):

	March 31, 2013	April 1, 2012	March 27, 2011
Current:
Federal	$(1,255)	$110	$(37)
State	(73)	(235)	(106)
Foreign	114	218	388
Total current	$(1,214)	$93	$245

Deferred:
Federal	$23	$(39)	$9
State	2	(3)	1
Total deferred	$25	$(42)	$10
Total provision for (benefit from) income taxes	$(1,189)	$51	$255

Foreign income included in consolidated pre-tax income for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Foreign income	$—	$1,243	$786

Undistributed earnings of $6.3 million of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Significant components of our net deferred taxes are as follows as of the dates indicated (in thousands):

	March 31, 2013	April 1, 2012
Deferred tax assets:
Reserves and expenses not currently deductible	$8,049	$9,369
Net operating loss carryforwards	124,662	124,952
Tax credits	29,109	29,567
Losses on investments	2,110	2,261
Intangible assets	6,225	8,215
Deferred margin	4,158	4,723
Depreciation	604	4,058
Total deferred tax assets	174,917	183,145
Deferred tax liabilities:
Unrealized investment gain	(116)	(247)
Non-goodwill intangibles	(930)	(2,349)
Total deferred tax liabilities	(1,046)	(2,596)
Valuation allowance	(173,927)	(180,579)
Net deferred tax liabilities	$(56)	$(30)

The valuation allowance decreased $6.7 million and increased $13.9 million and $23.5 million in fiscal years 2013, 2012 and 2011, respectively.

Reconciliations of the income tax provision at the statutory rate to our provision for (benefit from) income tax are as follows as of the dates indicated (in thousands):

	March 31, 2013	April 1, 2012	March 27, 2011

Income tax benefit at statutory rate	$593	$(10,061)	$(12,395)
State income taxes, net of federal tax benefit	60	(824)	(997)
Deferred tax assets not benefited	(378)	11,967	14,599
Tax credits	(539)	(1,021)	(1,605)
Stock-based compensation	258	432	751
Foreign rate differential	148	(373)	(61)
Prior year tax expense true-up	11	12	(24)
Other, net	(1,342)	(81)	(13)
Provision for (benefit from) income taxes	$(1,189)	$51	$255

As of March 31, 2013, our federal, state and Canada net operating loss carryforwards for income tax purposes were as follow (in thousands):

Federal net operating loss carryforwards	$317,745
State net operating loss carryforwards	$154,121
Canada net operating loss carryforwards	$30,656

If not utilized, some of the federal net operating loss carryovers will begin expiring in fiscal year 2019, while the state net operating losses will begin to expire in fiscal year 2015. As of March 31, 2013, our Canadian net operating loss carryforward deferred tax asset was approximately $4.3 million. The Canadian net operating loss carryovers will begin expiring in fiscal year 2026, if not utilized.

As of March 31, 2013, our federal, state and Canada tax credit carryforwards, net of reserves, were as follows (in thousands):

Federal tax credit carryforwards	$9,258
State tax credit carryforwards	$18,348
Canada tax credit carryforwards	$7,886

Federal tax credits will begin to expire in fiscal year 2019. State tax credits are carried forward indefinitely. The Canadian tax credits will begin to expire in fiscal year 2014.

Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $7.5 million of these deferred tax assets pertain to certain net operating loss and credit carryforwards that resulted from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards is accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amount of the unrecognized tax benefits during the tax year ended March 31, 2013 is as follows (in thousands):

Amount

Unrecognized tax benefits as of March 28, 2010	$15,863
Gross increase related to prior year tax positions	179
Gross increase related to current year tax positions	857
Lapses in statute of limitation	(185)
Unrecognized tax benefits as of March 27, 2011	16,714
Gross decrease related to prior year tax positions	(289)
Gross increase related to current year tax positions	578
Lapses in statute of limitation	(183)
Unrecognized tax benefits as of April 1, 2012	16,820
Gross decrease related to prior year tax positions	(271)
Gross increase related to current year tax positions	292
Lapses in statute of limitation	(1,376)
Unrecognized tax benefits as of March 31, 2013	$15,465

Of the total gross unrecognized tax benefits of $15.5 million as of March 31, 2013, $12.9 million, if recognized, would impact the effective tax rate before consideration of valuation allowance.

The total unrecognized gross tax benefits were as follow as of the dates indicated (in thousands):

	March 31, 2013	April 1, 2012

Unrecognized gross tax benefits	$15,465	$16,820
Less: amount used to reduce deferred tax assets	13,240	13,216
Net income tax payable(1)	$2,225	$3,604

(1)	Included in other non-current obligations line item in consolidated balance sheet.

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

Estimated interest and penalties related to the underpayment of income taxes were classified as a component of the provision for income taxes in the consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	March 31, 2013	April 1, 2012
Accrued interest and penalties	$228	$295

Our major tax jurisdictions are the United States federal and various states, Canada, China and certain other foreign jurisdictions. The fiscal years 2003 through 2012 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our foreign jurisdictions.

On November 6, 2012, California passed Proposition 39, which mandates most taxpayers to apportion their California income by using a single sales factor and requires all taxpayers to use market-based sourcing for sale receipts for tax years beginning or after January 1, 2013. The enacted law will impact Exar during fiscal year 2014.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which includes retroactive extension of the research credit from January 1, 2012 through December 31, 2013. This enacted tax law will result in an increase in Exar’s gross deferred tax asset by approximately $0.1 million, offset by a valuation allowance during the annual tax provision of 2013.

 NOTE 19.    SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. Our product portfolio includes power management and connectivity components, communications products, and data compression and storage solutions.

Our net sales by product lines were summarized as follows as of the dates indicated below (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Connectivity Components	$65,914	$69,128	$76,937
Power Management Components	25,690	29,164	29,033
Data Compression and Storage Solutions	19,547	15,097	16,876
Communications Products	10,875	17,177	23,159
Total net sales	$122,026	$130,566	$146,005

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Industrial & Embedded Systems	$63,396	$66,602	$65,702
Networking & Storage	32,737	27,005	32,121
Communications Infrastructure	24,965	35,829	46,722
Other	928	1,130	1,460
Total net sales	$122,026	$130,566	$146,005

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Japan, Malaysia, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent direct sales principally to original equipment manufacturers (“OEM”), or their designated subcontract manufacturers, and to distributors (affiliated and unaffiliated) who buy our products and resell to their customers.

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
China	$41,118	$44,035	$49,738
United States	32,322	33,585	31,678
Singapore	13,827	13,883	14,445
Germany	11,692	13,671	13,619
Japan	5,685	6,161	9,098
Europe (excluding Germany)	4,765	5,628	9,486
Rest of world	12,617	13,603	17,941
Total net sales	$122,026	$130,566	$146,005

Substantially all of our long-lived assets at March 31, 2013 and April 1, 2012 were located in the United States.

The following distributors accounted for 10% or more of our net sales in the fiscal years indicated below:

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011
Distributor A	30%	31%	30%
Distributor B	* %	11%	10%
Distributor C	10%	* %	* %

*	Net sales for this distributor for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of the net sales in fiscal years 2013, 2012 and 2011, respectively.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated below:

	March 31, 2013	April 1, 2012
Distributor A	21%	26%
Distributor B	20%	14%
Distributor D	11%	11%

No other distributor or customer accounted for 10% or more of the net accounts receivable as of March 31, 2013 and April 1, 2012, respectively.

NOTE 20.   ALLOWANCES FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We had the following activities for the allowance for sales returns and allowance and for doubtful accounts as the dates indicated (in thousands):

Classification	Balance at Beginning of Year	Additions	Utilizations (1)	Balance at End of Year
Allowance for sales returns:

Year ended March 31, 2013	$1,429	$15,176	$15,521	$1,084
Year ended April 1, 2012	1,245	15,701	15,517	1,429
Year ended March 27, 2011	1,250	14,790	14,795	1,245

Allowance for doubtful accounts:

Year ended March 31, 2013	167	39	—	206
Year ended April 1, 2012	278	69	180	167
Year ended March 27, 2011	186	145	53	278

(1)	Utilization amounts within allowance for sales returns reflect credits issued to distributors for stock rotations and volume discounts.

NOTE 21.    SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal years 2013 and 2012. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to state fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter (in thousands, except per share data). Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year, because of the different number of shares outstanding during each period.

	Fiscal Year 2013				Fiscal Year 2012
Classification	Mar. 31, 2013	Dec. 30, 2012	Sep. 30, 2012	Jul. 1, 2012	Apr. 1, 2012*	Jan. 1, 2012	Oct. 2, 2011	Jul. 3, 2011
Consolidated Statement of Operations Data:
Net sales by end market:
Industrial & Embedded Systems	$15,265	$16,119	$15,923	$16,088	$16,396	$15,136	$18,060	$17,010
Networking & Storage	9,346	9,300	7,656	6,435	3,890	7,420	8,669	7,026
Communications Infrastructure	6,231	5,270	6,737	6,728	6,669	6,826	9,391	12,942
Other	312	310	306	—	834	297	—	—
Net sales	$31,154	$30,999	$30,622	$29,251	$27,789	$29,679	$36,120	$36,978
Gross profit	15,296	14,192	13,330	12,869	9,009	13,345	16,729	16,841
Income (loss) from operations	1,309	(353)	(373)	(1,166)	(21,522)	(5,435)	(1,482)	(2,154)
Net income (loss)	1,672	1,523	263	(576)	(20,820)	(4,733)	(1,077)	(1,426)
Net income (loss) per share:
Basic	$0.04	$0.03	$0.01	$(0.01)	$(0.46)	$(0.11)	$(0.02)	$(0.03)
Diluted	$0.04	$0.03	$0.01	$(0.01)	$(0.46)	$(0.11)	$(0.02)	$(0.03)
Shares used in the computation of net income (loss) per share:
Basic	46,219	45,925	45,720	45,388	45,012	44,830	44,759	44,599
Diluted	47,379	46,438	46,046	45,388	45,012	44,830	44,759	44,599

*	Amount presented includes a $741,000 stock-based compensation adjustment. See Note 2 –“Revision of Prior Period Financial Statements.” for detail.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the Chief Executive Officer (our principal executive officer) (the “CEO”) and Chief Financial Officer (our principal financial and accounting officer) (the “CFO”), to allow timely decisions regarding required disclosure.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective as of the end of fiscal year 2013.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of March 31, 2013 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information set forth under the captions “Election of Directors,” “Corporate Governance and Board Matters,” “Executive Compensation Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with our 2013 Annual Meeting of Stockholders (“2013 Definitive Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2013.

Executive Officers

A listing of Executive Officers of Exar and certain other information required by Item 10 with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Report and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers, a Code of Business Conduct and Ethics and a Financial Integrity Compliance Policy. These documents can be found on our website: www.exar.com . We will post any amendments to the codes and policy, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NASDAQ on our website, or by filing a Current Report on Form 8-K. Hard copies can be obtained free of charge by submitting a written request to:

Exar Corporation

48720 Kato Road

Fremont, California 94538

Attn: Investor Relations, M/S 210

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in our 2013 Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2013 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our 2013 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2013 Definitive Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) All Financial Statements. The financial statements of the Company are included herein as required in Part II, Item 8—“Financial Statements and Supplementary Data” of this Annual Report. See Index to Financial Statements on page 48.

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
Louis DiNardo
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: June 12, 2013

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis DiNardo and Ryan A. Benton, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS DINARDO	Chief Executive Officer, President and Director	June 12, 2013
(Louis DiNardo)	(Principal Executive Officer)

/s/ RYAN A. BENTON	Senior Vice President and Chief Financial Officer	June 12, 2013
(Ryan A. Benton)	(Principal Financial and Accounting Officer)

/s/ RICHARD L. LEZA	Chairman of the Board	June 12, 2013
(Richard L. Leza)

/s/ BEHROOZ ABDI	Director	June 12, 2013
(Behrooz Abdi)

/s/ DR. IZAK BENCUYA	Director	June 12, 2013
(Dr. Izak Bencuya)

/s/ PIERRE GUILBAULT	Director	June 12, 2013
(Pierre Guilbault)

/s/ BRIAN HILTON	Director	June 12, 2013
(Brian Hilton)

/s/ GARY MEYERS	Director	June 12, 2013
(Gary Meyers)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among Exar Corporation, Sipex Corporation and Side Acquisition Corp., dated as of May 7, 2007	8-K	0-14225	2.1	5/8/2007

2.2	Agreement and Plan of Merger, dated as of February 23, 2009, among Exar Corporation, Hybrid Acquisition Corp. and hi/fn, inc.	8-K	0-14225	2.1	2/27/2009

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Amended and Restated Bylaws of Exar Corporation	8-K	0-14225	3.1	3/16/2012

10.1*+	1989 Employee Stock Participation Plan, as amended, and related Offering documents	10-K	0-14225	10.1	6/12/2006

10.2*+	1996 Non-Employee Directors’ Stock Option Plan, as amended	10-K	0-14225	10.6	6/12/2006

10.3*	1997 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.7	6/14/2005

10.4*	2000 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.9	6/14/2005

10.5*	2006 Equity Incentive Plan, as amended	8-K	0-14225	10.1	9/17/2010

10.6*	Form of Notice of Grant of Stock Option and Terms and Conditions of Nonqualified Stock Option	8-K	0-14225	10.2	9/13/2006

10.7*	Form of Notice of Grant of Stock Option and Terms and Conditions of Incentive Stock Option	8-K	0-14225	10.3	9/13/2006

10.8*	2006 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement	8-K	0-14225	10.6	9/13/2006

10.9*	2006 Equity Incentive Plan Form Of Stock Unit Award Agreement	10-Q	0-14225	10.2	2/6/2009

10.10*	2006 Equity Incentive Plan Form Of Performance Stock Unit Award Agreement	10-Q	0-14225	10.1	11/5/2009

10.11*	2006 Equity Incentive Plan Form Of Director Restricted Stock Unit Award Agreement	10-Q	0-14225	10.7	11/4/2010

10.12*	Sipex Corporation 2006 Equity Incentive Plan	S-8	333-145751	4.1	8/28/2007

10.13*	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan	S-8	333-145751	4.2	8/28/2007

10.14*	Sipex Corporation 2000 Non-Qualified Stock Option Plan	S-8	333-145751	4.3	8/28/2007

10.15*	Sipex Corporation 1999 Stock Plan	S-8	333-145751	4.4	8/28/2007

10.16*	Sipex Corporation 1997 Stock Option Plan	S-8	333-145751	4.5	8/28/2007

10.17*	Fiscal Year 2012 Executive Incentive Program	10-Q	0-14225	10.1	8/11/2011

10.18	Fiscal Year 2013 Executive Management Incentive Program	10-Q	0-14225	10.1	8/10/2012

10.19*	Form of Indemnity Agreement between the Company and each of the Company’s directors and [certain] of the executive officers	8-K	0-14225	10.1	3/16/2012

10.20*	Second Amended and Restated Employment Agreement between the Company and Pedro (Pete) P. Rodriguez	8-K	0-14225	10.1	3/25/2010

10.21*	Letter Agreement Regarding Change of Control for Thomas R. Melendrez	10-K	0-14225	10.11	6/27/2001

10.22*	Executive Officers’ Group II Change of Control Severance Benefit Plan	10-Q	0-14225	10.1	2/6/2009

10.23*	Letter Agreement Regarding Change of Control for Kevin Bauer	8-K	0-14225	10.2	9/17/2010

10.24	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-Q	0-14225	10.1	2/8/2008

10.25	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-Q	0-14225	10.2	2/8/2008

10.26	Separation and General Release Agreement between Exar Corporation and Pedro (Pete) P. Rodriguez	10-Q	0-14225	10.4	2/10/2012

10.27	Consulting Agreement between Exar Corporation and Richard L. Leza	10-Q	0-14225	10.3	2/10/2012
10.28	Employment Agreement between Exar Corporation and Louis DiNardo	8-K	0-14225	10.1	12/6/2011

10.29**	Separation and General Release Agreement between Exar Corporation and Frank Marazita	10-K	0-14225	10.35	6/14/2012

10.30	Letter Agreement Regarding Employment between Exar Corporation and Carlos Laber	10-Q	0-14225	10.2	8/10/2012

10.31	Separation Agreement between the Company and Kevin S. Bauer, dated December 14, 2012	10-Q	0-14225	10.1	2/5/2013

10.32	Services Agreement between the Company and Kevin S. Bauer, dated December 14. 2012	10-Q	0-14225	10.2	2/5/2013

10.33	Employment Agreement between the Company and Ryan Benton, dated December 10, 2012	10-Q	0-14225	10.3	2/5/2013

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP

23.2**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24.1**	Power of Attorney. Reference is made to the signature page in this Form 10-K.

31.1**	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
**	Filed herewith.
***	Furnished herewith.
+	Related forms of Stock Option Grant and Exercise filed as part of an exhibit to Exar’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, and incorporated herein by reference.