Form 10-Q
period 2013-06-30
EXAR CORP
filed 2013-08-06
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s Common Stock was 47,483,175 as of August 2, 2013.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$36,458	$14,718
Short-term marketable securities	169,333	190,587
Accounts receivable (net of allowances of $673 and $944)	15,811	12,614
Accounts receivable, related party (net of allowances of $318 and $346)	3,203	3,374
Inventories	19,391	19,430
Assets held for sale	13,083	—
Other current assets	2,853	3,177
Total current assets	260,132	243,900

Property, plant and equipment, net	9,870	24,100
Goodwill	10,356	10,356
Intangible assets, net	11,804	13,338
Other non-current assets	1,489	1,474
Total assets	$293,651	$293,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,556	$9,455
Accrued compensation and related benefits	3,765	3,624
Deferred income and allowances on sales to distributors	2,040	2,399
Deferred income and allowances on sales to distributors, related party	10,282	9,475
Other current liabilities	10,642	15,215
Total current liabilities	39,285	40,168

Long-term lease financing obligations	1,012	1,342
Other non-current obligations	11,130	11,204
Total liabilities	51,427	52,714

Commitments and contingencies (Notes 13,14 and 15)

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 46,976,590 and 46,607,246 shares outstanding	5	5
Additional paid-in capital	502,050	749,426
Accumulated other comprehensive loss	(1,169)	(526)
Treasury stock at cost, 0 and 19,924,369 shares	—	(248,983)
Accumulated deficit	(258,662)	(259,468)
Total stockholders' equity	242,224	240,454
Total liabilities and stockholders’ equity	$293,651	$293,168

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30, 2013	July 1, 2012
Sales:
Net sales	$23,858	$19,447
Net sales, related party	8,769	9,804
Total net sales	32,627	29,251

Cost of sales:
Cost of sales	11,812	10,870
Cost of sales, related party	3,907	4,512
Amortization of purchased intangible assets	1,350	919
Restructuring charges and exit costs	81	81
Total cost of sales	17,150	16,382
Gross profit	15,477	12,869

Operating expenses:
Research and development	6,198	5,449
Selling, general and administrative	7,801	7,782
Restructuring charges and exit costs	931	804
Total operating expenses	14,930	14,035
Income (loss) from operations	547	(1,166)
Other income and expense, net:
Interest income and other, net	287	646
Interest expense	(37)	(34)
Total other income and expense, net	250	612
Income (loss) before income taxes	797	(554)
Provision for (benefit from) income taxes	(9)	22
Net income (loss)	$806	$(576)

Net income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	0.02	(0.01)

Shares used in the computation of net income (loss) per share:
Basic	46,805	45,388
Diluted	48,085	45,388

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,	July 1,
	2013	2012
Net income (loss)	$806	$(576)
Changes in market value of investments, net of tax:
Changes in unrealized losses	(584)	(269)
Reclassification adjustment for net realized losses	(59)	(38)
Net change in market value of investments	(643)	(307)
Comprehensive income (loss)	$163	$(883)

 See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income (loss)	$806	$(576)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,850	3,042
Stock-based compensation expense	1,087	174
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable, related party	(3,026)	(3,259)
Inventories	39	2,136
Other current and non-current assets	184	(271)
Accounts payable	3,101	681
Accrued compensation and related benefits	141	(341)
Other current and non-current liabilities	(4,647)	(3,526)
Deferred income and allowance on sales to distributors and related party distributor	448	(321)
Net cash provided by (used in) operating activities	983	(2,261)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(349)	(460)
Purchases of short-term marketable securities	(63,332)	(36,107)
Proceeds from maturities of short-term marketable securities	10,457	12,593
Proceeds from sales of short-term marketable securities	73,666	25,948
Other disposal (investment) activities	125	(15)
Net cash provided by investing activities	20,567	1,959

Cash flows from financing activities:
Proceeds from issuance of common stock	1,497	2,128
Purchase of stock for withholding taxes on vested restricted stock	(977)	—
Payments of lease financing obligations	(330)	(315)
Net cash provided by financing activities	190	1,813

Net increase in cash and cash equivalents	21,740	1,511
Cash and cash equivalents at the beginning of period	14,718	8,714
Cash and cash equivalents at the end of period	$36,458	$10,225

 See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business— Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded, and Communications Infrastructure markets. Exar's product portfolio includes power management and connectivity components, high-performance analog and mixed-signal products, communications products and data compression and storage solutions.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of June 30, 2013 and our results of operations for the three months ended June 30, 2013 and July 1, 2012, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2014 and 2013 consist of 52 weeks, respectively. The first quarter of fiscal years 2014 and 2013 both consisted 13 weeks.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued amended standards to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. These amended standards are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance did not have any material impact on our financial position, results of operations or cash flows.

NOTE 3.    BUSINESS COMBINATIONS

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

Consideration

The purchase consideration includes approximately 358,000 shares issued to the shareholders of Altior, cash payment of $1.0 million (of which $0.25 million was held back temporarily to satisfy potential indemnity claims), and additional purchase price consideration earn-outs which may be paid in the form of cash, shares or a combination thereof (not to exceed $20.0 million in aggregate) payable over the next three fiscal years contingent upon achieving certain revenue targets. The $3.7 million worth of shares issued as consideration were valued on the date of the acquisition, and the fair value of contingent earn-outs was derived using a probability-based approach on various revenue assumptions. Final determination of the earn-out liability can range from zero to $20.0 million based on the actual achievement of the revenue targets. Fair value of contingent consideration is subject to periodic revaluation and any change in the fair value of contingent consideration from the events after the acquisition date, will be recognized in earnings of the period in which the fair value changes. The probability–based approach used to fair value contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include projected revenues, percentage probability of occurrence and a discount rate to present value the future payments. The summary of the purchase consideration is as follows (in thousands):

Amount
Cash	$1,000
Equity instruments	3,740
Estimated Fair value of earn-out payments	10,138
Total consideration paid	$14,878

In accordance with ASC 805, Business Combinations, the acquisition of Altior was recorded as a purchase business acquisition since Altior was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 12% to 19%. The fair value of the contingent earn-outs was a probability-based approach that includes significant unobservable inputs. The excess of the fair value of consideration paid over the fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $7.2 million. The goodwill consists largely of expected synergies from combining the operations of Altior with that of Exar and is deductible over 15 years for tax purposes.

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

For a further discussion of an additional acquisition, see “Note 19 – Subsequent Events.”

NOTE 4.	CASH, CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

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

The fair value of contingent consideration arising from the acquisition of Altior Inc (“Altior”) is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs.

There were no transfers between Level 1, Level 2, and Level 3 during the fiscal quarter ended June 30, 2013.

Our investment assets, measured at fair value on a recurring basis, as of the dates indicated below were as follows (in thousands, except for percentages):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,820	$—	$—	$22,820	12%
U.S. government and agency securities	20,153	20,863	—	41,016	21%
State and local government securities	—	2,872	—	2,872	2%
Corporate bonds and securities	—	82,675	—	82,675	43%
Asset-backed securities	—	27,776	—	27,776	14%
Mortgage-backed securities	—	14,994	—	14,994	8%
Total investment assets	$42,973	$149,180	$—	$192,153	100%

Liabilities:
Acquisition-related contingent consideration	$—	$—	$10,138	$10,138	100%

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,042	$—	$—	$5,042	3%
U.S. government and agency securities	22,460	19,261	—	41,721	21%
State and local government securities	—	2,935	—	2,935	1%
Corporate bonds and securities	274	91,955	—	92,229	47%
Asset-backed securities	—	30,966	—	30,966	16%
Mortgage-backed securities	—	22,736	—	22,736	12%
Total investment assets	$27,776	$167,853	$—	$195,629	100%

Liabilities:
Acquisition-related contingent consideration	$—	$—	$10,138	$10,138	100%

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	June 30, 2013	March 31, 2013
Cash and cash equivalents
Cash at financial institutions	$13,638	$9,676

Cash equivalents
Money market funds	22,820	5,042
Total cash and cash equivalents	$36,458	$14,718

Available-for-sale securities
U.S. government and agency securities	$41,016	$41,721
State and local government securities	2,872	2,935
Corporate bonds and securities	82,675	92,229
Asset-backed securities	27,776	30,966
Mortgage-backed securities	14,994	22,736
Total short-term marketable securities	$169,333	$190,587

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

The fair value of contingent consideration was determined based on probability-based approach which includes projected revenues, percentage probability of occurrence and discount rate to present value payments. A significant increase (decrease) in the projected revenue, discount rate or probability of occurrence in isolation could result in a significantly higher (lower) fair value measurement. We calculate the fair value of the contingent consideration on a quarterly basis based on a collaborative effort of our operations and financial accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. Subsequent to the date of acquisition through June 30, 2013, no change was made to the estimated fair value of the earn-out liability.

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other net, line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
Gross realized gains	$218	$240
Gross realized losses	(277)	(278)
Net realized losses	$(59)	$(38)

The following table summarizes our investments in marketable securities as of the dates indicated below (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$22,820	$—	$—	$22,820
U.S. government and agency securities	41,081	6	(71)	41,016
State and local government securities	2,880	—	(8)	2,872
Corporate bonds and securities	82,822	95	(242)	82,675
Asset-backed securities	27,867	13	(104)	27,776
Mortgage-backed securities	14,997	82	(85)	14,994
Total investments	$192,467	$196	$(510)	$192,153

	March 31, 2013
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$5,042	$—	$—	$5,042
U.S. government and agency securities	41,694	27	—	41,721
State and local government securities	2,927	10	(2)	2,935
Corporate bonds and securities	92,059	215	(45)	92,229
Asset-backed securities	30,932	61	(27)	30,966
Mortgage-backed securities	22,646	194	(104)	22,736
Total investments	$195,300	$507	$(178)	$195,629

—————

(1)	Gross of tax impact

Our asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of June 30, 2013, we have sufficient liquidity and do not intend to sell these securities to fund normal operations or realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and accretion of discounts to maturity and such accretion/amortization, which is immaterial for all periods presented, is included in the interest income and other, net line in the consolidated statements of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the accumulated other comprehensive losses line in the consolidated balance sheets. As of June 30, 2013, there was approximately $1.1 million of unrealized losses, net of tax from our Level 1 and Level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three months ended June 30, 2013 and July 1, 2012, respectively, there were no investments identified with other-than-temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of the dates indicated below were as follows (in thousands):

	June 30, 2013		March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$80,702	$80,620	$61,011	$61,029
Due in 1 to 5 years	111,765	111,533	134,289	134,600
Total	$192,467	$192,153	$195,300	$195,629

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated below, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$32,973	$(70)	$—	$—	$32,973	$(70)
State and local government securities	2,515	(7)	357	(1)	2,872	(8)
Corporate bonds and securities	60,376	(241)	348	(1)	60,724	(242)
Asset-backed securities	21,219	(94)	828	(11)	22,047	(105)
Mortgage-backed securities	1,741	(19)	3,222	(66)	4,963	(85)
Total	$118,824	$(431)	$4,755	$(79)	$123,579	$(510)

	March 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and local government securities	$—	$—	$404	$(2)	$404	$(2)
Corporate bonds and securities	29,609	(42)	497	(3)	30,106	(45)
Asset-backed securities	10,008	(17)	1,241	(10)	11,249	(27)
Mortgage-backed securities	2,911	(39)	3,263	(65)	6,174	(104)
Total	$42,528	$(98)	$5,405	$(80)	$47,933	$(178)

NOTE 5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment. As of June 30, 2013, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for fiscal years 2014 and 2013 were as follows (in thousands):

	June 30, 2013	March 31, 2013
Beginning balance	$10,356	$3,184
Goodwill additions	—	7,172
Ending balance	$10,356	$10,356

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	June 30, 2013			March 31, 2013
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$42,868	$(32,056)	$10,812	$42,858	$(30,668)	$12,190
Patents/Core technology	3,459	(3,231)	228	3,459	(3,182)	277
Distributor relationships	1,264	(1,244)	20	1,264	(1,219)	45
Customer relationships	2,905	(2,161)	744	2,905	(2,079)	826
Total	$50,496	$(38,692)	$11,804	$50,486	$(37,148)	$13,338

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over two to seven years. Patents/core technology is amortized over five to six years. Distributor relationships are amortized over six years. Customer relationships are amortized over six to seven years. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists, we compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge equal to the excess of the carrying value over the asset’s fair value. Although the assumptions used in projecting future revenues and gross margins are consistent with those used in our annual strategic planning process, intangible asset impairment charges might be required in future periods if our assumptions are not achieved.

As of June 30, 2013, there were no indicators that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
Amortization expense	$1,544	$1,113

The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2014 (9 months remaining)	$4,193
2015	3,510
2016	2,334
2017	966
2018	788
2019 and thereafter	13
Total future amortization	$11,804

NOTE 6.	LONG-TERM INVESTMENT

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
Beginning balance	$1,288	$1,273
Contributions	—	15
Ending balance	$1,288	$1,288

The carrying amount of $1.3 million as of June 30, 2013 reflects the net of the capital contributions, capital distributions and cumulative impairment charges. We have made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. During the first quarter of fiscal year 2013, we contributed $15,000 to the fund and the limited partners of the Skypoint Fund agreed to extend the term of the Skypoint Fund for one additional year. As of June 30, 2013, we do not have any further capital commitments.

Impairment

We evaluate our long-term investment for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year by comparing the carrying amount to the fair value of the underlying investments. If the carrying amount exceeds its fair value, long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss. We analyzed the fair value of the underlying investments of Skypoint Fund and as a result, no impairment was recorded during the first fiscal quarter of 2014.

NOTE 7.      RELATED PARTY TRANSACTION

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of June 30, 2013. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances that are provided to certain of our other partners. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales for the periods indicated below were as follows:

	Three Months Ended
	June 30, 2013	July 1, 2012
Future	27%	34%

Related party receivables to our net accounts receivables were as follows as of the dates indicated below:

	June 30, 2013	March 31, 2013
Future	17%	21%

Related party expenses for marketing promotional materials reimbursed were not significant for either the three months ended June 30, 2013 or July 1, 2012, respectively.

NOTE 8.	RESTRUCTURING CHARGES AND EXIT COSTS

2014 Restructuring Charges and Exit Costs

During the first quarter of fiscal year 2014, we incurred $1.0 million restructuring charges and exit costs. The charges include $0.9 million of severance benefits and $0.1 million of costs related to the preparation for the sale of Exar campus in Fremont, California.

2013 Restructuring Charges and Exit Costs

In fiscal year 2013, we recorded $0.3 million restructuring charges and exit costs and released a $0.5 million liability related to Industrial Research Assistance Program (IRAP) with Canadian governmental agency. In the third, second and first quarters of fiscal year 2013, we recorded restructuring charges and exit costs of $0.6 million, $0.3 million and $0.9 million, respectively. Of the total restructuring charges and exit costs recorded in fiscal year 2013, $0.3 million was reflected in cost of sales and $1.3 million was reflected in operating expenses within our consolidated statements of operations.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	June 30, 2013
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination costs and others	$2,860	$—	$(21)	$(140)	$2,699
Severance	426	912	—	(777)	561
Sale / Leaseback of campus	—	100	—	(45)	55
Balance at June 30, 2013	$3,286	$1,012	$(21)	$(962)	$3,315

	March 31, 2013
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination costs and others	$5,235	$6	$(56)	$(2,325)	$2,860
Severance	2,806	1,548	—	(3,928)	426
Balance at March 31, 2013	$8,041	$1,554	$(56)	$(6,253)	$3,286

NOTE 9.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	June 30, 2013	March 31, 2013
Work-in-process and raw materials	$10,599	$9,981
Finished goods	8,792	9,449
Total inventories	$19,391	$19,430

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	June 30, 2013	March 31, 2013
Land	$—	$6,660
Building	782	16,224
Machinery and equipment	42,496	42,258
Software and licenses	17,566	17,566
Property, plant and equipment, total	60,844	82,708
Accumulated depreciation and amortization	(50,974)	(58,608)
Total property, plant and equipment, net	$9,870	$24,100

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2013	March 31, 2013
Short-term lease financing obligations	$3,189	$3,189
Fair value of earn-out liability – short-term	2,599	2,599
Accrued restructuring charges and exit costs	2,096	2,020
Accrued legal and professional services	1,213	746
Accrued manufacturing expenses, royalties and licenses	731	2,370
Accrued sales and marketing expenses	406	576
Accrual for dispute resolution	—	2,727
Other	408	988
Total other current liabilities	$10,642	$15,215

Our other non-current obligations consisted of the following (in thousands) as of the dates indicated:

	June 30, 2013	March 31, 2013
Fair value of earn-out liability – long–term	$7,539	$7,539
Long-term taxes payable	2,195	2,225
Accrued restructuring charges and exit costs	1,219	1,266
Other	177	174
Total other non-current obligations	$11,130	$11,204

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

The following table summarizes our loss per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2013	July 1, 2012
Net income (loss)	$806	$(576)

Shares used in computation of net income (loss) per share:
Basic	46,805	45,388
Effect of options and awards	1,280	—
Diluted	48,085	45,388
Net income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

All outstanding stock options and restricted stock units (“RSUs”) are potentially dilutive securities. As of June 30, 2013, stock options, warrants to purchase common stock and RSUs of 1.0 million were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive. For the first quarter of fiscal year 2012, all shares attributable to outstanding options and RSUs were excluded from the computation of diluted net loss per share, as inclusion of such shares would have had an anti-dilutive effect. Accordingly, basic and diluted net loss per share were the same in the period presented.

NOTE 11.	COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs, to increase our return on our invested capital and to bring our cash to a more appropriate level for Exar.

On August 28, 2007, we announced the approval of a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100 million of our common stock.

As of March 27, 2011, we had purchased shares valued at $88.2 million under the 2007 SRP. During the three months ended June 30, 2013 and July 1, 2012, respectively, we did not repurchase any shares under the 2007 SRP. As of June 30, 2013, the remaining authorized amount for the stock repurchase under the 2007 SRP was $11.8 million. The 2007 SRP does not have a termination date. We may continue to utilize our 2007 SRP, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

In the first fiscal quarter of 2014, we retired all of our 19.9 million treasury shares.

On July 9, 2013, we announced the approval of an additional stock repurchase program. See “Note 19 – Subsequent Events.”

NOTE 12.	STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of June 30, 2013	Three Months Ended June 30, 2013
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price
Authorized to issue	4,500
Reserved for future issuance	1,386
Issued		6	$10.34

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and the Sipex Corporation (“Sipex”) 2006 Equity Incentive Plan (the “Sipex Plan”), the latter of which was assumed in connection with the August 2007 acquisition of Sipex.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon the level of performance. Grants under the Sipex Plan are only available to former Sipex’s employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At June 30, 2013, there were 3.2 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the three months ended June 30, 2013 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 31, 2013	6,212,333	$7.48	5.04	$19,199	$1,481
Granted	441,800	10.81
Exercised	(202,623)	7.01
Cancelled	(4,700)	7.87
Forfeited	(268,608)	7.62
Balance at June 30, 2013	6,178,202	$7.73	5.01	$19,299	$1,792

Vested and expected to vest, June 30, 2013	5,530,934	$7.67	4.90	$17,621
Vested and exercisable, June 30, 2013	1,933,355	$7.45	3.43	$6,784

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $10.77 and $10.50 as of June 30, 2013 and March 31, 2013, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our Chief Executive Officer, President and Director (“CEO”). The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year for vesting except for the last installment. If the financial measures are not met for two consecutive years, the options will be forfeited except for the last installment which will be forfeited at the end of fiscal year 2016. We recorded $65,000 of compensation expense for these options in the three months ended June 30, 2013 and July 1, 2012, respectively.

Options exercised for the periods indicated below were as follows (in thousands):

	Three months Ended
	June 30, 2013	July 1, 2012
Intrinsic value of options exercised	$822	$398

RSU Activities

Our RSU transactions during the three months ended June 30, 2013 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 31, 2013	732,204	$7.73	1.72	$7,688
Granted	241,495	10.58
Issued and released	(251,064)	10.14
Cancelled	─	─
Unvested at June 30, 2013	722,635	$7.84	1.73	$7,783

Vested and expected to vest, June 30, 2013	603,629		1.66	$6,501

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

In March 2012, we granted 300,000 performance-based RSUs to our CEO. The RSUs are scheduled to start vesting in three equal annual installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. In the three months ended June 30, 2013 and July 1, 2012, we recorded $52,000 and $112,000, respectively, of compensation expense for these awards.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented below (in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
Cost of sales	$142	$(15)
Research and development	140	(126)
Selling, general and administrative	805	315
Total Stock-based compensation expense	$1,087	$174

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the periods indicated below:

	June 30, 2013
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$7,340	2.8
RSUs	3,816	2.5
Total Stock-based compensation expense	$11,156

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended
	June 30, 2013	July 1, 2012
Expected term of options (years)	4.4	4.2
Risk-free interest rate	0.6%	0.6%
Expected volatility	35%	42%
Expected dividend yield	─	─
Weighted average estimated fair value	$3.20	$2.75

NOTE 13.	LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, $1.0 million in June 2010 under a three-year license, $1.3 million in December 2009 under a 28-month license, and $1.1 million in July 2009 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of June 30, 2013 and March 31, 2013, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
Amortization expense	$866	$895

Future minimum lease and sublease income payments for the lease financing obligations as of June 30, 2013 are as follows (in thousands):

Fiscal Years	Design Tools
2014 (9 months remaining)	$2,992
2015	1,375
2016	19
2017	10
2018 and thereafter	6
Total minimum lease payments	4,402
Less: amount representing interest	201
Present value of minimum lease payments	4,201
Less: short-term lease financing obligations	3,189
Long-term lease financing obligations	$1,012

Interest expense for the lease financing obligation for the periods indicated below was as follows (in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
Interest expense	$37	$34

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
Rent expense	$196	$133

Our future minimum lease payments for the lease operating obligations as of June 30, 2013 are as follows (in thousands):

Fiscal Years	Facilities
2014 (9 months remaining)	$405
2015	315
2016	245
2017	73
2018 and thereafter	18
Total minimum lease payments	$1,056

NOTE 14.      COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals and well closure activities. In April 2012, the San Francisco Bay Regional Water Quality Control Board approved our application for low-threat closure and rescinded the previous cleanup order. All monitoring well closure activities on adjacent/neighboring sites have been completed. Discussions with the current property owner regarding access indemnity and a deed restriction agreement are ongoing. Proposed agreements in this regard have been exchanged.

Outstanding liabilities for remediation activities, net of payments, consisted of the following as of the dates indicated (in thousands):

	June 30, 2013	March 31, 2013
Liabilities for remediation activities	$76	$76

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MPSI made two separate permitted hazmat deliveries to the regulated site for treatment. DTSC has requested that former/current property owners and companies, currently in excess of 50, that had hazardous waste treated at the site participate in further assessment and limited remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites’ condition and evaluation, and selection of appropriate remedial measures. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

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

Generally, we warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months, and occasionally we may provide an extended warranty from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty, historical warranty costs incurred and customer/product specific circumstances. Our liability is generally limited, at our option, to replacing, repairing, or issuing a credit (if it has been paid for). Generally, our warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our product sales as of June 30, 2013 and March 31, 2013 were immaterial.

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

From time to time, we are involved in various claims, legal actions and complaints arising in the normal course of business. We are not a named party to any ongoing lawsuit or formal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 16.	INCOME TAXES

During the three months ended June 30, 2013, we recorded an income tax benefit of approximately $9,000. The income tax benefit was primarily due to income tax benefits in certain non-US operations. During the three months ended July 1, 2012, we recorded an income tax expense of approximately $22,000. The income tax expense was primarily due to expenses related to foreign taxable income.

During the three months ended June 30, 2013, the unrecognized tax benefits decreased by $18,000 to $15.4 million. The current unrecognized tax benefit was primarily related to the release of foreign liabilities and interest due to lapse of statute of limitations and R&D credits. If recognized, $12.9 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance for deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	June 30, 2013	March 31, 2013
Accrued interest and penalties	$215	$228

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

Per the 2012 Tax Relief Act enacted in January 2013, the federal R&D credit is retroactively extended through 2013. No R&D credit and related reserve is considered in the first quarter of fiscal year 2014 tax provision pending improvement in our future visibility of the incremental R&D expenses.  However, as a full valuation allowance is placed on the deferred tax assets, so there is no impact on the statement of operations.

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

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
Industrial & Embedded Systems	$16,498	$16,088
Networking & Storage	9,907	6,435
Communications Infrastructure	5,976	6,728
Other	246	─
Total net sales	$32,627	$29,251

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
China	$10,953	$9,990
United States	10,468	6,192
Singapore	3,396	4,036
Germany	2,780	3,038
Japan	1,226	1,481
Europe (excluding Germany)	689	1,105
Rest of world	3,115	3,409
Total net sales	$32,627	$29,251

Substantially all of our long-lived assets at each of June 30, 2013 and March 31, 2013 were located in the United States.

The following distributors and customer accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended
	June 30, 2013	July 1, 2012
Distributor A	27%	34%
Distributor C	11%	10%
Customer B	15%	*

—————

*	Net sales for this distributor for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of the net sales for the three months ended June 30, 2013 and July 1, 2012, respectively.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated:

	June 30, 2013	March 31, 2013
Distributor A	17%	21%
Distributor B	33%	20%
Distributor D	*	11%

—————

*	Accounts receivable for this distributor or customer for this period were less than 10% of total account balance.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of June 30, 2013 and March 31, 2013, respectively.

NOTE 18.      ASSETS HELD FOR SALE

During fiscal year 2013, we started actively looking for potential buyers for our Fremont campus. In the first quarter of our fiscal year 2014, we reclassified the related property and land as held for sale as of June 30, 2013 as we have met all criteria to classify these assets as held for sale. These assets have been recorded at their carrying amount since it is lower than their estimated fair value, less estimated selling costs (in thousands). On July 9, 2013, we entered into a sale and leaseback transaction with respect to the Fremont campus. See “Note 19 – Subsequent Events.”

June 30, 2013
Land	$6,660
Building	6,423
Total assets held for sale	$13,083

NOTE 19.      SUBSEQUENT EVENTS

Acquisition of Cadeka

On July 5, 2013, we completed the acquisition of Cadeka Microcircuits (“Cadeka”). With locations in Loveland, Colorado and both Shenzhen and Wuxi, China, Cadeka designs, develops and markets precision analog integrated circuits for use in industrial and high reliability applications. Cadeka’s results of operations and estimated fair value of assets acquired and liabilities assumed will be included in our condensed consolidated financial statements beginning July 5, 2013.

The purchase consideration includes $25.0 million in cash, $5.0 million in Exar stock (of which $1.0 million was held back temporarily to satisfy potential indemnity claims), and additional purchase price consideration earn-outs not to exceed $5.0 million.

Stock Repurchase Program

On July 9, 2013, we announced the approval of a stock repurchase program and authorized the repurchase of up to an additional $50 million of our common stock. The timing and amount of share repurchases will be determined by our management, subject to regulatory limitations, based on evaluation of market conditions, the trading price of our common stock and other factors. This repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Sale and Leaseback

On July 9, 2013, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Ellis Partners LLC (“Ellis”). The Purchase Agreement provides for the sale of our Fremont campus, located in Fremont, California to Ellis for a purchase price of approximately $18.1 million. Our Fremont campus consists of two adjacent buildings, which consist of approximately 151,000 square feet and approximately 4.5 acres of unimproved land (“Project”). The closing of the transaction is subject to Ellis’ completion of its due diligence review of the Project and its issuance of an approval notice in its sole and absolute discretion, and is expected to take place in August 2013.

At closing, we will enter into a Lease Agreement (“Lease”) with Ellis, or its assignee, with respect to the building that contains approximately 96,000 square feet and common areas. The Lease will have an initial term of 120 months. We have the option, subject to certain conditions, to renew the Lease for two 5-year periods commencing at the expiration of the original 10-year term.

Under the Lease, we will pay base rent in the first year of approximately $1.0 million, which increases 4% per year during the 10-year term. The Lease is a triple net lease which stipulates that in addition to base rent, we are required to reimburse the Landlord for its proportionate share of operating expenses related to the Project, including taxes, insurance, maintenance, repair, and other costs. The Lease also provides for the Landlord to reimburse approximately $0.5 million for tenant improvements to the Premises once we have completed those tenant improvements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three months ended June 30, 2013 are not necessarily indicative of results to be expected for any future period.

Business Overview

Exar Corporation (“Exar” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. Exar’s product portfolio includes power management and connectivity components, high-performance analog and mixed-signal products, communications products, and data compression and storage solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, enterprise storage systems, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are sold in the United States through a number of manufacturers’ representatives and distributors. Internationally, our products are sold primarily through various regional and country specific distributors, as well as some manufacturers representatives. Globally, these channel partners are assisted and managed by our regional sales teams. In addition to our regional sales teams, we also employ a worldwide team of field application engineers to work directly with our customers.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2014 and 2013 consist of 52 weeks, respectively. The first quarter of fiscal years 2014 and 2013 consist of 13 weeks, respectively. All references to quarterly or three months ended financial results are references to the results of the relevant fiscal period.

Prior to July 29, 2013, our common stock was principally listed and traded on the NASDAQ Global Select Market (the “NASDAQ”) under the ticker symbol “EXAR”. Our common stock was approved for listing on the New York Stock Exchange (the “NYSE”), and on July 29, 2013, we began trading our common stock on the NYSE. Our common stock has continued to trade on the NYSE under the ticker symbol “EXAR.” Our common stock ceased trading on the NASDAQ effective at the close of the market on July 26, 2013.

Overview

Quarterly revenues of $32.6 million for the first quarter of fiscal 2014 increased $1.5 million or 5% from the previous quarter’s revenue of $31.2 million and increased $3.4 million or 12% over $29.3 million reported in the first quarter of fiscal year 2013. Net income of $0.8 million decreased $0.9 million over the fourth quarter of fiscal year 2013 and improved $1.4 million from the first quarter of fiscal year 2013. The current fiscal quarter includes a full quarter of the amortization of purchase intangibles and operating expenses of the Altior acquisition. Diluted earnings per share of $0.02 per share in the first quarter of fiscal year 2014 decreased $0.02 per share over the fourth quarter of fiscal year 2013 and improved $0.03 per share over the loss reported in the first quarter of fiscal year 2013.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three months ended June 30, 2013, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Results of Operations

Our Statements of Operations data and percentage of revenue were as follows for the periods presented (in millions, except percentages):

	Quarter ended
	June 30 , 2013	July 1, 2012	Change

Net Sales	$32,627	$29,251	$3,376	12%
Cost of sales:
Cost of sales	11,812	10,870	942	9%
Cost of sales-related party	3,907	4,512	(605)	(13)%
Amortization of purchased intangible assets	1,350	919	431	47%
Restructuring charges and exit costs	81	81	—	—
Total cost of sales	17,150	16,382	768	5%
Gross profit	15,477	12,869	2,608	20%
Operating expenses:
Research and development	6,198	5,449	749	14%
Selling, general and administrative	7,801	7,782	19	—
Restructuring charges and exit costs	931	804	127	16%
Total operating expenses	14,930	14,035	895	6%
Income (loss) from operations	547	(1,166)	1,713	147%
Interest income and other, net	287	646	(359)	(56)%
Interest expense	(37)	(34)	3	9%
Income (loss) before income taxes	797	(554)	1,351	244%
Provision for (benefit from) income taxes	(9)	22	31	141%
Net income (loss)	$806	$(576)	$1,382	240%

Revenue

Our net sales by end market in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 30, 2013		July 1, 2012		Change
Net Sales:
Industrial & Embedded Systems	$16,498	51%	$16,088	55%	3%
Networking & Storage	9,907	30%	6,435	22%	54%
Communications Infrastructure	5,976	18%	6,728	23%	(11)%
Other	246	1%	—	—	nm
Total	$32,627	100%	$29,251	100%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 30, 2013		July 1, 2012		Change
Net Sales:
Asia	$18,450	57%	$18,787	64%	(2)%
Americas	10,708	33%	6,321	22%	69%
Europe	3,469	10%	4,143	14%	(16)%
Total	$32,627	100%	$29,251	100%

Revenue for the three months ended June 30, 2013 increased $3.4 million, or 12%, as compared to the same period a year ago. The increase was primarily due to overall demand increase from customers in our major end markets, with the exception of the Communication Infrastructure end market, with minimal impact resulting from the fluctuation in average selling prices. The revenue decrease in Communication Infrastructure market was primarily due to decrease in average selling prices and reduced shipment volume.

Revenue from Americas increased $4.4 million, or 69%, as compared to the same period a year ago. The increase was primarily due to increased shipment volume in the Network & Storage market.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 30, 2013 increased by approximately 3% as compared to the same period a year ago. The increase in gross profit percentage was primarily due to favorable product mix.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three months ended June 30, 2013 increased $0.7 million, or 14%, as compared to the same period a year ago. The increase was primarily a result of the inclusion of the former Altior operations.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Reimbursements under this arrangement are offset against R&D expenses. For the first quarter of fiscal years 2014 and 2013, we offset $0.5 million of R&D expenses in connection with this agreement, respectively.

We believe that R&D expenses will slightly increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended June 30, 2013 remained consistent with the same period a year ago.

We believe that SG&A expenses will slightly increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Restructuring Charges and Exit Costs

During the first quarter of fiscal year 2014, we incurred $1.0 million in restructuring charges and exit costs. The charges include $0.9 million of severance benefits and $0.1 million of costs related to the preparation for the sale of Exar campus in Fremont, California. See “Note 8 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income; foreign exchange gains or losses; and realized gains or losses on marketable securities.

The decrease in interest income and other, net during the three months ended June 30, 2013 as compared to the same period a year ago was primarily attributable to the decrease in interest income as a result of lower yield related to our cash and short-term investments.

Interest Expense

We have acquired engineering design tools (“Design Tools”) under capital leases recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets. The effective interest rates for the Design Tools range from 2.0% to 7.25%. See “Note 13 – Lease Financing Obligations.”

Interest expenses recorded for the Design Tools capital lease obligations were $37,000 and $34,000 for the three months ended June 30, 2013 and July 1, 2012, respectively.

Provision for Income Taxes

During the three months ended June 30, 2013, we recorded an income tax benefit of approximately $9,000. The income tax expense was primarily due to income tax benefit in certain of our non-US operations. During the three months ended July 1, 2012, we recorded an income tax expense of approximately $22,000. The income tax expense was primarily due to expenses related to foreign taxable income.

Liquidity and Capital Resources

	Three Months Ended
	June 30, 2013	July 1, 2012
	(dollars in thousands)
Cash and cash equivalents	$36,458	$10,225
Short-term marketable securities	169,333	184,888
Total cash, cash equivalents, and short-term investments	$205,791	$195,113
Percentage of total assets	70%	72%

Net cash provided by (used in) operating activities	$983	$(2,261)
Net cash provided by investing activities	20,567	1,959
Net cash provided by financing activities	190	1,813
Net increase in cash and cash equivalents	$21,740	$1,511

Fiscal Year 2014

Our net income was approximately $0.8 million for the three months ended June 30, 2013. After adjustments for non-cash items and changes in working capital, we generated $1.0 million of cash from operating activities.

Significant non-cash charges included:

●	depreciation and amortization expenses of $2.9 million; and

●	stock-based compensation expense of $1.1 million.

Working capital changes included:

●	a $3.0 million increase in accounts receivable primarily due to the increase in shipments in the latter part of the quarter; and

●

a $4.6 million decrease in other current liabilities due to full payment of a $3.0 million dispute resolution liability and pay down of liabilities relating to manufacturing expenses, royalties and licenses offset by a $3.1 million increase in accounts payable primarily due to the timing of payments.

In the three months ended June 30, 2013, net cash provided by investing activities was $20.6 million. Proceeds of $84.0 million from sales and maturities of investments and $0.1 million from sale of intellectual property were offset by $63.3 million purchase of investments and $0.3 million used for purchases of property, plant and equipment and intellectual property.

In the three months ended June 30, 2013, net cash provided by financing activities reflects $0.5 million of net proceeds received from our employee stock plans offset by $0.3 million repayment of lease financing obligations.

Fiscal Year 2013

Our net loss was approximately $0.6 million for the three months ended July 1, 2012. After adjustments for non-cash items and changes in working capital, we used $2.3 million of cash from operating activities.

Significant non-cash charges included:

●	depreciation and amortization expenses of $3.0 million; and

●	stock-based compensation expense of $0.2 million.

Working capital changes included:

●	a $3.3 million increase in accounts receivable primarily due to an increase in revenue and the timing of shipments;

●	a $2.1 million decrease in inventory due to an increase in shipments; and

●	a $3.0 million decrease in accrued restructuring charges and exit costs due to payments made.

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

We believe that our cash and cash equivalents, short-term marketable securities and expected cash flows from operations will be sufficient to satisfy working capital requirements, capital equipment, intellectual property, and stock repurchase needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, which could have a material adverse effect on our financial condition and results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments that we believe are complementary to our design expertise and market strategy. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

Recent Accounting Pronouncements

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 2 – Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements

We have not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Note 14–Commitments and Contingencies” to the condensed consolidated financial statements for further discussion of our product warranty liabilities and indemnification obligations.

As discussed in “Note 14–Commitments and Contingencies,” during the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 30, 2013 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Purchase commitments (1)	$21,819	$21,819	$—	$—	$—
Lease obligations (2)	4,802	812	1,186	773	2,031
Total	$26,621	$22,631	$1,186	$773	$2,031

—————

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12  months from our existing cash balances.

(2)	Operating lease payments including our worldwide offices.

Other commitments

As of June 30, 2013, our unrecognized tax benefits were $15.4 million, of which $2.2 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expires. See “Note 16 – Income Taxes.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At June 30, 2013 and July 1, 2012, we did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $192.2 million as of June 30, 2013 and $195.6 million as of March 31, 2013. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% or less from levels as of June 30, 2013, the increase or decline in the fair value of the portfolio would not be material. At June 30, 2013, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of $1.1 million, net of taxes.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2013, short-term investments consisted of corporate bonds and securities, asset and mortgage-backed securities, U.S. government agency securities, U.S. Treasury securities and state and local government securities of $169.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, are recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the Chief Executive Officer (our principal executive officer) (the “CEO”) and Chief Financial Officer (our principal financial and accounting officer) (the “CFO”), to allow timely decisions regarding required disclosure.

 We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Quarterly Report on Form 10-Q. This Evaluation was performed under the supervision and with the participation of management, including our CEO, as principal executive officer, and CFO, as principal financial and accounting officer.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of June 30, 2013.

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

ITEM 1A.      RISK FACTORS

We are subject to the following risks, as well as others, that could materially and adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 should be carefully considered. The risks and uncertainties described below and in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations if circumstances change. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

As of June 30, 2013, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 13% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

On an on-going basis, we use estimates and judgment to evaluate valuation of inventories, income taxes, goodwill and long-lived assets in preparing our condensed consolidated financial statements. Actual results could differ from these estimates and material effects on operating results and financial position may result.

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

EXAR CORPORATION (Registrant)
August 6, 2013	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010
3.2	Amended and Restate Bylaws of Exar Corporation	8-K	0-14225	3.1	3/16/2012
10.1	Letter Agreement Regarding Employment between Exar Corporation and Parviz Ghaffaripour					X
10.2	Purchase and Sale Agreement, dated July 9, 2013 between Exar Corporation and Ellis Partners LLC					X
10.3	Fiscal Year 2014 Executive Management Incentive Program					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X