Form 10-Q
period 2013-09-29
EXAR CORP
filed 2013-11-07
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

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

The number of shares outstanding of the Registrant’s Common Stock was 47,509,410 as of November 5, 2013.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 29, 2013	March 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$10,051	$14,718
Short-term marketable securities	174,862	190,587
Accounts receivable (net of allowances of $1,124 and $944)	17,236	12,614
Accounts receivable, related party (net of allowances of $798 and $346)	3,223	3,374
Inventories	19,841	19,430
Assets held for sale	13,083	—
Other current assets	3,474	3,177
Total current assets	241,770	243,900

Property, plant and equipment, net	9,153	24,100
Goodwill	29,573	10,356
Intangible assets, net	30,054	13,338
Other non-current assets	1,482	1,474
Total assets	$312,032	$293,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,782	$9,455
Accrued compensation and related benefits	3,770	3,624
Deferred income and allowances on sales to distributors	2,150	2,399
Deferred income and allowances on sales to related party distributor	9,056	9,475
Other current liabilities	14,375	15,215
Total current liabilities	42,133	40,168

Long-term lease financing obligations	456	1,342
Other non-current obligations	12,550	11,204
Total liabilities	55,139	52,714

Commitments and contingencies (Notes 13, 14 and 15)

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 47,505,596 and 46,607,246 shares outstanding	5	5
Additional paid-in capital	510,038	749,426
Accumulated other comprehensive loss	(970)	(526)
Treasury stock at cost, 0 and 19,924,369 shares	—	(248,983)
Accumulated deficit	(252,180)	(259,468)
Total stockholders' equity	256,893	240,454
Total liabilities and stockholders’ equity	$312,032	$293,168

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Sales:
Net sales	$24,978	$21,528	$48,836	$40,975
Net sales, related party	9,040	9,094	17,809	18,898
Total net sales	34,018	30,622	66,645	59,873

Cost of sales:
Cost of sales	12,371	12,054	24,183	22,924
Cost of sales, related party	4,156	4,380	8,063	8,892
Amortization of purchased intangible assets and inventory step-up	2,098	858	3,448	1,777
Warranty Reserve	1,440	—	1,440	—
Restructuring charges and exit costs	24	—	105	81
Total cost of sales	20,089	17,292	37,239	33,674
Gross profit	13,929	13,330	29,406	26,199

Operating expenses:
Research and development	7,136	5,773	13,334	11,222
Selling, general and administrative	9,520	7,639	17,321	15,421
Restructuring charges and exit costs	384	291	1,315	1,095
Net change in fair value of contingent consideration	(2,495)	—	(2,495)	—
Total operating expenses	14,545	13,703	29,475	27,738

Loss from operations	(616)	(373)	(69)	(1,539)

Other income and expense, net:
Interest income and other, net	372	674	659	1,320
Interest expense	(41)	(38)	(78)	(72)
Total other income and expense, net	331	636	581	1,248

Income (Loss) before income taxes	(285)	263	512	(291)
(Benefit) Provision for income taxes	(6,767)	—	(6,776)	22
Net income (loss)	$6,482	$263	$7,288	$(313)

Net income (loss) per share:
Basic	$0.14	$0.01	$0.15	$(0.01)
Diluted	$0.13	$0.01	$0.15	$(0.01)

Shares used in the computation of net income (loss) per share:
Basic	47,496	45,720	47,151	45,554
Diluted	49,150	46,046	48,647	45,554

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income (loss)	$6,482	$263	$7,288	$(313)
Changes in market value of investments, net of tax:
Changes in unrealized gain (loss) on investments	166	532	(418)	263
Reclassification adjustment for net realized gains (losses)	33	(115)	(26)	(153)
Net change in market value of investments	199	417	(444)	110
Comprehensive income (loss)	$6,681	$680	$6,844	$(203)

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income ( loss)	$7,288	$(313)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,171	5,909
Gain on sale of intangible asset	—	(223)
Stock-based compensation expense	4,710	1,521
Release of deferred tax valuation allowance	(6,770)	—
Net change in fair value of contingent consideration	(2,495)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable and accounts receivable, related party	(4,230)	(5,366)
Inventories	1,345	2,319
Other current and non-current assets	(427)	98
Accounts payable	2,807	1,168
Accrued compensation and related benefits	77	(818)
Deferred income and allowance on sales to distributors and related party distributor	(668)	(640)
Other current and non-current liabilities	(3,256)	(3,612)
Net cash provided by operating activities	4,552	43

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(749)	(1,106)
Purchases of short-term marketable securities	(116,589)	(81,477)
Proceeds from maturities of short-term marketable securities	18,589	25,885
Proceeds from sales of short-term marketable securities	113,618	55,710
Acquisition of Cadeka Microcircuits, LLC, net of cash acquired	(23,111)	—
Other disposal activities	125	110
Net cash used in investing activities	(8,117)	(878)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,897	3,174
Purchase of stock for withholding taxes on vested restricted stock	(1,018)	—
Repurchase of common stock	(1,999)	—
Payments of lease financing obligations	(982)	(630)
Net cash provided by (used in) financing activities	(1,102)	2,544

Net increase (decrease) in cash and cash equivalents	(4,667)	1,709
Cash and cash equivalents at the beginning of period	14,718	8,714
Cash and cash equivalents at the end of period	$10,051	$10,423

Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with Cadeka acquisition	$5,005	$—

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

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of September 29, 2013 and results of operations for the three and six months ended September 29, 2013 and September 30, 2012, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2014 and 2013 consisted of 52 weeks. The second quarter of fiscal years 2014 and 2013 both consisted of 13 weeks.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the amended standards, the unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. These amended standard updates will be effective for our interim period beginning after December 15, 2013 and applied prospectively with early adoption permitted. We are currently evaluating the impact of this guidance on the presentation of our financial positions, results of operations and cash flows.

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

We periodically evaluate potential strategic acquisitions to broaden our product offering and build upon our existing library of intellectual property, human capital and engineering talent in order to expand our capabilities in the areas in which we operate or to acquire complementary businesses.

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

Acquisition of Cadeka

On July 5, 2013, we completed the acquisition of substantially all of the assets of Cadeka Technologies (Cayman) Holding Ltd., a privately held company organized under the laws of the Cayman Islands and all the outstanding stock of the subsidiaries of Cadeka, including the equity of its wholly owned subsidiary Cadeka Microcircuits, LLC, a Colorado limited liability company (“Cadeka”). With locations in Loveland, Colorado, Shenzhen and Wuxi, China, Cadeka designs, develops and markets high precision analog integrated circuits for use in industrial and high reliability applications. Cadeka’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning July 6, 2013. The pro forma effects of the portion of the Cadeka operations assumed through the transaction on our results of operations during fiscal years 2013 and 2012 were considered immaterial.

Consideration

The purchase consideration includes approximately 454,000 shares of our common stock issued to the shareholders of Cadeka (valued at $5.2 million) and a cash payment of $25.0 million (less an amount of $1.0 million, inclusive of 15,000 shares, held back temporarily to satisfy potential indemnity claims). An additional purchase price consideration earn-out (up to $5.0 million) may be earned over the next two fiscal years contingent upon achieving certain revenue targets, and may be paid in the form of cash, stock or both. The $5.2 million worth of shares issued at closing were valued on the date of the acquisition, and the fair value of contingent earn-outs was derived using a probability-based approach on various revenue assumptions and discounted to a present value. Final determination of the earn-out liability can range from zero to $5.0 million based on the actual achievement of the revenue targets. Fair value of contingent consideration is subject to periodic revaluation and any change in the fair value of contingent consideration from the events after the acquisition date will be recognized in earnings of the period in which the fair value changes. The probability–based approach used to fair value contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include projected revenues, percentage probability of occurrence and a discount rate to present value the future payments. The summary of the preliminary purchase consideration is as follows (in thousands):

Amount
Cash	$25,000
Equity instruments	5,177
Estimated fair value of earn-out payments	4,660
Total consideration paid	$34,837

In accordance with ASC 805, Business Combinations, the acquisition of Cadeka was recorded as a purchase business acquisition since Cadeka was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 15% to 23%. The fair value of the contingent earn-out was a probability-based approach that includes significant unobservable inputs. See Note 4 —“Fair Value,” for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $12.4 million prior to considering the impact on deferred tax assets and liabilities. The goodwill results largely of expected synergies from combining the operations of Cadeka with that of Exar and is not expected to be tax deductible. After considering the impact of deductible and taxable temporary tax differences on the acquired business, a deferred tax liability of $6.8 million was established primarily related to identified intangible asset basis differences, which resulted in a total goodwill amount recorded as part of the acquisition of $19.2 million. Additionally, in accordance with ASC 805, Business Combinations, we also evaluated the impact of the acquisition on Exar’s valuation allowance, the impact of which is recorded outside of purchase accounting, resulting in a release of the valuation allowance and an income tax benefit of $6.8 million.

Preliminary Purchase Price Allocation

The allocation of the total preliminary purchase price to Cadeka’s tangible and identifiable intangible assets and liabilities assumed was based on their estimated fair values at the date of acquisition.

The preliminary fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the Cadeka acquisition was as follows (in thousands):

Amount
Identifiable tangible assets
Cash	$1,055
Accounts Receivable	241
Inventories	1,756
Property, plant and equipment	231
Other assets	3
Accounts payable and accruals	(7,400)
Other short-term liabilities	(520)
Long-term liabilities	(126)
Total identifiable tangible assets, net	(4,760)
Identifiable intangible assets	20,380
Total identifiable assets, net	15,620
Goodwill	19,217
Fair value of total consideration transferred	$34,837

The following table sets forth the components of identifiable intangible assets acquired in connection with the Cadeka acquisition (in thousands):

Fair Value
Developed technologies	$15,720
In-process research and development	2,280
Customer relations	2,170
Trade name	210
Total identifiable intangible assets	$20,380

In valuing specific components of the acquisition, that includes deferred taxes, and intangibles required us to make estimates that may be adjusted in the future, if new information is obtained about circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Thus, the purchase price allocation is considered preliminary and dependent upon the finalization of the valuation of assets acquired and liabilities assumed, including income tax effects. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Cadeka are included in the selling, general and administrative line on the condensed consolidated statement of operations for the six months ended September 29, 2013, and were approximately $0.3 million.

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

Consideration

The purchase consideration includes approximately 358,000 of our shares issued to the shareholders of Altior, a cash payment of $1.0 million (of which $0.25 million was held back temporarily to satisfy potential indemnity claims), and additional purchase price consideration earn-outs which may be paid in the form of cash, shares or a combination thereof (not to exceed $20.0 million in aggregate) payable over the next three fiscal years contingent upon achieving certain revenue targets. The $3.7 million worth of shares issued as consideration were valued on the date of the acquisition, and the fair value of contingent earn-outs was derived using a probability-based approach on various revenue assumptions. Final determination of the earn-out liability can range from zero to $20.0 million based on the actual achievement of the revenue targets. Fair value of contingent consideration is subject to periodic revaluation and any change in the fair value of contingent consideration from the events after the acquisition date, will be recognized in earnings of the period in which the fair value changes. The probability–based approach used to fair value contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include projected revenues, percentage probability of occurrence and a discount rate to present value the future payments. The summary of the purchase consideration is as follows (in thousands):

Amount
Cash	$1,000
Equity instruments	3,740
Estimated fair value of earn-out payments	10,138
Total consideration paid	$14,878

In accordance with ASC 805, Business Combinations, the acquisition of Altior was recorded as a purchase business acquisition since Altior was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 12% to 19%. The fair value of the contingent earn-outs was a probability-based approach that includes significant unobservable inputs. See Note 4 —“Fair Value,” for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the fair value of consideration paid over the fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $7.2 million. The goodwill consists largely of expected synergies from combining the operations of Altior with that of Exar and is deductible over 15 years for tax purposes.

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

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Altior are included in the selling, general and administrative line on the consolidated statement of operations for fiscal year 2013, were approximately $48,000.

NOTE 4.	FAIR VALUE

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

The fair value of contingent consideration arising from the acquisitions of Altior and Cadeka is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs.

There were no transfers between Level 1, Level 2, and Level 3 during the fiscal quarter ended September 29, 2013.

Our investment assets, measured at fair value on a recurring basis, as of the dates indicated below were as follows (in thousands, except for percentages):

	September 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,428	$—	$—	$2,428	1%
U.S. government and agency securities	19,333	28,067	—	47,400	27%
State and local government securities	—	2,832	—	2,832	2%
Corporate bonds and securities	3	85,387	—	85,390	48%
Asset-backed securities	—	28,490	—	28,490	16%
Mortgage-backed securities	—	10,750	—	10,750	6%
Total investment assets	$21,764	$155,526	$—	$177,290	100%

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$7,643	$7,643	62%
Acquisition-related contingent consideration – Cadeka	$—	$—	$4,660	$4,660	38%
Total liabilities	$—	$—	$12,303	$12,303	100%

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,042	$—	$—	$5,042	3%
U.S. government and agency securities	22,460	19,261	—	41,721	21%
State and local government securities	—	2,935	—	2,935	1%
Corporate bonds and securities	274	91,955	—	92,229	47%
Asset-backed securities	—	30,966	—	30,966	16%
Mortgage-backed securities	—	22,736	—	22,736	12%
Total investment assets	$27,776	$167,853	$—	$195,629	100%

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$10,138	$10,138	100%

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	September 29, 2013	March 31, 2013
Cash and cash equivalents
Cash at financial institutions	$7,623	$9,676

Cash equivalents
Money market funds	2,428	5,042
Total cash and cash equivalents	$10,051	$14,718

Available-for-sale securities
U.S. government and agency securities	$47,400	$41,721
State and local government securities	2,832	2,935
Corporate bonds and securities	85,390	92,229
Asset-backed securities	28,490	30,966
Mortgage-backed securities	10,750	22,736
Total short-term marketable securities	$174,862	$190,587

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 29, 2013.

	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input
As of September 29, 2013

Acquisition-related contingent consideration – Altior	$7,643	Combination of income and marketable approach	Revenue and Probability of Achievement

Acquisition-related contingent consideration – Cadeka	$4,660	Combination of income and marketable approach	Revenue and Probability of Achievement

We calculate the fair value of the contingent consideration on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period.

The change in the fair value of our Altior purchase consideration liability is as follows:

September 29, 2013
As of March 31, 2013	$10,138
Less: Adjustment to purchase consideration	(2,495)
As of September 29, 2013	$7,643

We have focused our resources on developing and marketing our coprocessor products with the Altior software technology incorporated. These products, when compared to the Altior legacy FPGA-based products, will earn credit under the asset purchase agreement at a lower rate, resulting in a lower probability of meeting certain near-term earn-out targets. As a result, the fair value of the contingent consideration for Altior acquisition was reduced by $2.5 million and credited to operating expense for the three months ended September 29, 2013.

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other net, line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Gross realized gains	$164	$144	$382	$384
Gross realized losses	(131)	(259)	(408)	(537)
Net realized income (losses)	$33	$(115)	$(26)	$(153)

The following table summarizes our investments in marketable securities as of the dates indicated below (in thousands):

	September 29, 2013
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$2,428	$—	$—	$2,428
U.S. government and agency securities	47,402	15	(17)	47,400
State and local government securities	2,837	1	(6)	2,832
Corporate bonds and securities	85,413	58	(81)	85,390
Asset-backed securities	28,528	14	(52)	28,490
Mortgage-backed securities	10,797	21	(68)	10,750
Total investments	$177,405	$109	$(224)	$177,290

	March 31, 2013
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$5,042	$—	$—	$5,042
U.S. government and agency securities	41,694	27	—	41,721
State and local government securities	2,927	10	(2)	2,935
Corporate bonds and securities	92,059	215	(45)	92,229
Asset-backed securities	30,932	61	(27)	30,966
Mortgage-backed securities	22,646	194	(104)	22,736
Total investments	$195,300	$507	$(178)	$195,629

—————

(1)  Gross of tax impact

Our asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of September 29, 2013, we have sufficient liquidity and do not intend to sell these securities to fund normal operations or realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and accretion of discounts to maturity and such accretion/amortization, which is immaterial for all periods presented, is included in the interest income and other, net line in the condensed consolidated statements of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the accumulated other comprehensive losses line in the condensed consolidated balance sheets. As of September 29, 2013, there was approximately $0.9 million of unrealized losses, net of tax from our Level 1 and Level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three and six months ended September 29, 2013 and September 30, 2012, respectively, there were no investments identified with other than temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of the dates indicated below were as follows (in thousands):

	September 29, 2013		March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$57,231	$57,215	$61,011	$61,029
Due in 1 to 5 years	120,174	120,075	134,289	134,600
Total	$177,405	$177,290	$195,300	$195,629

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated below, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 29, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$21,759	$(17)	$—	$—	$21,759	$(17)
State and local government securities	1,515	(5)	315	(1)	1,830	(6)
Corporate bonds and securities	48,977	(80)	758	(1)	49,735	(81)
Asset-backed securities	15,817	(44)	2,143	(8)	17,960	(52)
Mortgage-backed securities	249	(2)	7,161	(66)	7,410	(68)
Total	$88,317	$(148)	$10,377	$(76)	$98,694	$(224)

	March 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and local government securities	$—	$—	$404	$(2)	$404	$(2)
Corporate bonds and securities	29,609	(42)	497	(3)	30,106	(45)
Asset-backed securities	10,008	(17)	1,241	(10)	11,249	(27)
Mortgage-backed securities	2,911	(39)	3,263	(65)	6,174	(104)
Total	$42,528	$(98)	$5,405	$(80)	$47,933	$(178)

NOTE 5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment. As of September 29, 2013, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for fiscal years 2014 and 2013 were as follows (in thousands):

	September 29, 2013	March 31, 2013
Beginning balance	$10,356	$3,184
Goodwill additions	19,217	7,172
Ending balance	$29,573	$10,356

The goodwill additions during the six months ended September 29, 2013 consist of $19.2 million residual allocation from the Cadeka acquisition purchase price accounting. Goodwill additions during the fiscal year ended March 31, 2013 consisted of $7.2 million residual allocation from the Altior acquisition purchase price accounting.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	September 29, 2013			March 31, 2013
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Existing technology	$58,588	$(33,914)	$24,674	$42,858	$(30,668)	$12,190
Patents/Core technology	3,459	(3,280)	179	3,459	(3,182)	277
Distributor relationships	1,264	(1,260)	4	1,264	(1,219)	45
Customer relationships	5,075	(2,351)	2,724	2,905	(2,079)	826
Tradenames	210	(17)	193	—	—	—
Total intangible assets subject to amortization	68,596	(40,822)	27,774	50,486	(37,148)	13,338
In-process research and development	2,280	—	2,280	—	—	—
Total	$70,876	$(40,822)	$30,054	$50,486	$(37,148)	$13,338

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over two to nine years. Patents/core technology is amortized over five to six years. Distributor relationships are amortized over six years. Customer relationships are amortized over five to seven years. Tradenames are amortized over three years. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists, we compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge equal to the excess of the carrying value over the asset’s fair value. Although the assumptions used in projecting future revenues and gross margins are consistent with those used in our annual strategic planning process, intangible asset impairment charges might be required in future periods if our assumptions are not achieved.

As of September 29, 2013, there were no indicators that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Amortization expense	$2,130	$1,048	$3,674	$2,161

The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2014 (6 months remaining)	$3,982
2015	6,039
2016	4,863
2017	3,449
2018	3,255
2019 and thereafter	6,186
Total future amortization	$27,774

NOTE 6.	LONG-TERM INVESTMENT

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	September 29, 2013	March 31, 2013
Beginning balance	$1,288	$1,273
Contributions	—	15
Ending balance	$1,288	$1,288

The carrying amount of $1.3 million as of September 29, 2013 reflects the net of the capital contributions, capital distributions and cumulative impairment charges. We have made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. During the first quarter of fiscal year 2013, we contributed $15,000 to the fund. The Partnership is currently in the dissolution phase. As of September 29, 2013, we do not have any further capital commitments.

Impairment

We evaluate our long-term investment for impairment whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year by comparing the carrying amount to the fair value of the underlying investments. If the carrying amount exceeds its fair value, long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss. We analyzed the fair value of the underlying investments of Skypoint Fund and as a result, no impairment was recorded during the second fiscal quarter of 2014.

NOTE 7.	RELATED PARTY TRANSACTIONS

Affiliates of Future Electronics Inc. (“Future”), Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), own approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of September 29, 2013. As such, Alonim is our largest stockholder.

Our sales to Future are made under a distribution agreement that provides protection against price reduction for its inventory of our products and other sales allowances that are also provided to certain of our other distributor partners. We recognize revenue on sales to Future when Future sells the products to its end customers. Future has historically accounted for a significant portion of our net sales.

Related party contributions to our total net sales for the periods indicated below were as follows:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Future	27%	30%	27%	32%

Related party receivables to our net accounts receivables were as follows as of the dates indicated below:

	September 29, 2013	March 31, 2013
Future	16%	21%

Related party expenses for marketing promotional materials reimbursed were not significant for the three and six months ended September 29, 2013 and September 30, 2012, respectively.

We rent our Loveland, Colorado office from an entity, which is partially-owned by one of the founders of Cadeka, who is now one of our employees. We have recorded $69,000 in related party rent expense for both the three and six months ended September 29, 2013.

NOTE 8.	RESTRUCTURING CHARGES AND EXIT COSTS

2014 Restructuring Charges and Exit Costs

During the three and six months ended September 29, 2013, we incurred restructuring charges and exit costs of $0.4 million and $1.4 million, respectively. The charges include $1.2 million of severance benefits, net of adjustments in other costs and $0.2 million of costs related to efforts to sell and market our campus in Fremont, California.

2013 Restructuring Charges and Exit Costs

In the fourth quarter of fiscal year 2013, we recorded $0.3 million restructuring charges and exit costs and released a $0.5 million liability related to Industrial Research Assistance Program with Canadian governmental agency. In the third, second and first quarters of fiscal year 2013, we recorded restructuring charges and exit costs of $0.6 million, $0.3 million and $0.9 million, respectively. Of the total restructuring charges and exit costs recorded in fiscal year 2013, $0.3 million was reflected in cost of sales and $1.3 million was reflected in operating expenses within our consolidated statements of operations.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	September 29, 2013
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination costs and others	$2,860	$(76)	$(16)	$(183)	$2,585
Severance	426	1,270	—	(1,122)	574
Sale / Leaseback of Exar campus	—	226	—	(188)	38
Balance at September 29, 2013	$3,286	$1,420	$(16)	$(1,493)	$3,197

	March 31, 2013
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination costs and others	$5,235	$6	$(56)	$(2,325)	$2,860
Severance	2,806	1,548	—	(3,928)	426
Balance at March 31, 2013	$8,041	$1,554	$(56)	$(6,253)	$3,286

NOTE 9.	BALANCE SHEET DETAIL

Our inventories consisted of the following as of the dates indicated below (in thousands):

	September 29, 2013	March 31, 2013
Work-in-process and raw materials	$11,556	$9,981
Finished goods	8,285	9,449
Total inventories	$19,841	$19,430

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	September 29, 2013	March 31, 2013
Land	$—	$6,660
Building	807	16,224
Machinery and equipment	39,628	42,258
Software and licenses	17,350	17,566
Property, plant and equipment, total	57,785	82,708
Accumulated depreciation and amortization	(48,632)	(58,608)
Total property, plant and equipment, net	$9,153	$24,100

Our other current liabilities consisted of the following as of the dates indicated below (in thousands):

	September 29, 2013	March 31, 2013
Fair value of earn-out liability – short-term	$3,780	$2,599
Short-term lease financing obligations	3,266	3,189
Accrued restructuring charges and exit costs	2,019	2,020
Accrued manufacturing expenses, royalties and licenses	1,761	2,370
Purchase consideration holdback	1,256	250
Accrued legal and professional services	949	746
Accrued sales and marketing expenses	521	576
Accrual for dispute resolution	—	2,727
Other	823	738
Total other current liabilities	$14,375	$15,215

Our other non-current obligations consisted of the following (in thousands) as of the dates indicated:

	September 29, 2013	March 31, 2013
Fair value of earn-out liability – long–term	$8,523	$7,539
Long-term taxes payable	2,215	2,225
Accrued restructuring charges and exit costs	1,178	1,266
Other	634	174
Total other non-current obligations	$12,550	$11,204

NOTE 10.	NET INCOME (LOSS) PER SHARE

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

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income (loss)	$6,482	$263	$7,288	$(313)

Shares used in computation of net income (loss) per share:
Basic	47,496	45,720	47,151	45,554
Effect of options and awards	1,654	326	1,496	—
Diluted	49,150	46,046	48,647	45,554
Net income (loss) per share
Basic	$0.14	$0.01	$0.15	$(0.01)
Diluted	$0.13	$0.01	$0.15	$(0.01)

All outstanding stock options and restricted stock units (“RSUs”) are potentially dilutive securities. In the three and six months ended September 29, 2013, approximately 1.1 million shares and 0.8 million shares were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive.

In the three months ended September 30, 2012, approximately 4.1 million shares were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive. For the six months ended September 30, 2012, all shares attributable to outstanding options and RSUs were excluded from the computation of diluted net loss per share, as inclusion of such shares would have had an anti-dilutive effect.

NOTE 11.	COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs, to increase our return on our invested capital and to bring our cash to a more appropriate level for our organization.

On August 28, 2007, we announced the approval of a share repurchase plan under which we were authorized to repurchase up to $100.0 million of our common stock.

On July 9, 2013, we announced the approval of a share repurchase program under which we were authorized to repurchase an additional $50.0 million of our common stock. The repurchase program does not have a termination date, and may be modified, extended or terminated at any time. We intend to retire all shares repurchased under the stock repurchase plan. The purchase price for the repurchased shares of Exar is reflected as a reduction of common stock and additional paid-in capital. We may continue to repurchase our common stock under the repurchase plan, which would reduce our cash, cash equivalents and/or short-term marketable securities available to fund future operations and to meet other liquidity requirements.

As of September 29, 2013, we had repurchased shares valued at $90.2 million under the August 2007 repurchase. During the three and six months ended September 29, 2013, we repurchased $2.0 million of our common stock under the July 2013 repurchase program. The repurchased shares were retired immediately after the quarter end. The remaining authorized amount for the stock repurchase under the repurchase programs is $59.8 million.

Stock repurchase activities during the six months ended September 29, 2013 were indicated below (in thousands, except per share amounts):

	Total number of Shares Purchased	Average Price Paid Per Share (or Unit)	Amount Paid for Purchase
Balances, March 31, 2013	9,564	$9.22	$88,189
Repurchases for six months	153	$13.07	1,999
Balances, September 29, 2013	9,717	$9.28	$90,188

—————

Note: The average price paid per share is based on the total price paid by Exar, which includes applicable broker fees.

NOTE 12.	STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of September 29, 2013	Six Months Ended September 29, 2013
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,386
Issued		6	$10.34

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (“2006 Plan”) and the Sipex Corporation (“Sipex”) 2006 Equity Incentive Plan (“Sipex Plan”), the latter of which was assumed in connection with the August 2007 acquisition of Sipex.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon the level of performance. Grants under the Sipex Plan are only available to former Sipex’s employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At September 29, 2013, there were 2.5 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the six months ended September 29, 2013 were indicated below:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 31, 2013	6,212,333	$7.48	5.04	$19,199	$1,481
Granted	1,053,500	12.02
Exercised	(394,025)	7.16
Forfeited	(485,360)	7.85
Cancelled	(6,034)	9.21
Balance at September 29, 2013	6,380,414	$8.23	5.10	$32,414	$1,974

Vested and expected to vest, September 29, 2013	5,761,712	$8.12	5.01	$29,891
Vested and exercisable, September 29, 2013	2,060,228	$7.39	3.63	$12,204

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $13.30 and $10.50 as September 29, 2013 and March 31, 2013, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our Chief Executive Officer, President and Director (“CEO”). The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year for vesting except for the last installment. If the financial measures are not met for two consecutive years, the options will be forfeited except for the last installment which will be forfeited at the end of fiscal year 2016. We recorded $65,000 and $130,000 of compensation expense for these options in the three and six months ended September 29, 2013, respectively. We recorded $65,000 and $130,000 of compensation expense for these options in the three and six months ended September 30, 2012, respectively.

Options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Intrinsic value of options exercised	$1,072	$177	$1,894	$575

RSU Activities

Our RSU transactions during the six months ended September 29, 2013 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 31, 2013	732,204	$7.73	1.72	$7,688
Granted	404,495	11.55
Issued and released	(305,738)	9.49
Cancelled	(30,666)	9.47
Unvested at September 29, 2013	800,295	$8.92	1.78	$10,644

Vested and expected to vest, September 29, 2013	666,299		1.71	$8,862

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

In March 2012, we granted 300,000 performance-based RSUs to our CEO. The RSUs are scheduled to start vesting in three equal annual installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. In the three and six months ended September 29, 2013, we recorded $470,000 and $522,000, respectively, of compensation expense for these awards. In the three and six months ended September 30, 2012, we recorded $112,000 and $224,000, respectively, of compensation expense for these awards.

During fiscal year 2014, we granted 50,000 performance-based RSUs to certain executives. The RSUs are scheduled to start vesting in the three equal annual installments at the end of fiscal 2014 through 2017 with three year vesting periods if certain predetermined financial measures are met. In addition, the annual vesting requires continued service through each of the vesting dates. During the three and six months ended September 29, 2013, we recorded $148,000 of compensation expense for these awards, respectively.

In August 2013, we announced the Fiscal Year 2014 Executive Management Incentive Program (“2014 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. In the three and six months ended September 29, 2013, we recorded $1.3 million of stock compensation expense related to the 2014 Incentive Program, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of sales	$212	$129	$354	$114
Research and development	689	236	829	109
Selling, general and administrative	2,722	982	3,527	1,298
Total Stock-based compensation expense	$3,623	$1,347	$4,710	$1,521

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the period indicated below as follows:

	September 29, 2013
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$8,244	2.8
RSUs	4,981	2.4
Total Stock-based compensation expense	$13,225

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013			September 30, 2012
Expected term of options (years)	4.44	4.50	4.40	–	4.44	4.20	–	4.50
Risk-free interest rate	1.12%	0.5%	0.6%	–	1.12%	0.5%	–	0.6%
Expected volatility	33%	41%	33%	–	35%	41%	–	42%
Expected dividend yield	─	─		─			─
Weighted average estimated fair value	$3.70	$2.68		$3.49			$2.72

NOTE 13.	LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $0.2 million in July 2013 under a 29-month license, $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, $1.0 million in June 2010 under a three-year license, $1.3 million in December 2009 under a 28-month license, and $1.1 million in July 2009 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of September 29, 2013 and March 31, 2013, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Amortization expense	$884	$946	$1,750	$1,841

Future minimum lease and sublease income payments for the lease financing obligations as of September 29, 2013 are as follows (in thousands):

Fiscal Years	Design Tools
2014 (6 months remaining)	$2,371
2015	1,456
2016	59
2017	10
2018 and thereafter	6
Total minimum lease payments	3,902
Less: amount representing interest	180
Present value of minimum lease payments	3,722
Less: short-term lease financing obligations	3,266
Long-term lease financing obligations	$456

Interest expense for the lease financing obligation for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Interest expense	$39	$38	$76	$72

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Rent expense	$233	$174	$429	$307

Our future minimum lease payments for the lease operating obligations as of September 29, 2013 are as follows (in thousands):

Fiscal Years	Facilities
2014 (6 months remaining)	$395
2015	540
2016	452
2017	141
2018 and thereafter	18
Total minimum lease payments	$1,546

NOTE 14.	COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals and well closure activities. In April 2012, the San Francisco Bay Regional Water Quality Control Board approved our application for low-threat closure and rescinded the previous cleanup order. All monitoring well closure activities on adjacent/neighboring sites have been completed. Discussions with the current property owner regarding access environmental indemnity and tolling agreements, and deed restriction covenants are ongoing. Proposed agreements in this regard have been exchanged, approved and are in the process of being executed by all parties.

Outstanding liabilities for remediation activities, net of payments, consisted of the following as of the dates indicated (in thousands):

	September 29, 2013	March 31, 2013
Liabilities for remediation activities	$31	$76

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MPSI made two separate permitted hazmat deliveries to a licensed and regulated site for treatment. DTSC has requested that former/current property owners and companies, currently in excess of 50, that had hazardous waste treated at the site participate in further site assessment and limited remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites’ condition and evaluation, and selection of appropriate remedial measures. The designated environmental consulting firm has started the process of finalizing arrangements necessary to commence the agreed facility investigation. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

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

We warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months, and occasionally we may provide an extended warranty from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty, historical warranty costs incurred and customer/product specific circumstances. Our liability is generally limited, at our option, to replacing, repairing, or issuing a credit (if it has been paid for). Our warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The warranty liabilities related to our product sales as of September 29, 2013 of $1.4 million was established for the return of certain older generation data compression products shipped in prior years, and warranty liability as of March 31, 2013 was immaterial.

As of the dates indicated below, our warranty reserve balance, which is included in the “Other current liabilities” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	September 29, 2013	March 31, 2013
Beginning balance	$50	$90
Provisions for warranties issued	1,357	-
Settlements/adjustments	-	(40)
Ending balance	$1,407	$50

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

Two former employees of Exar’s French subsidiary have filed claims against that French subsidiary for alleged unfair dismissal in the French Labor Courts. Those former employees seek damages in the amounts of € 690,830 and € 511,951, respectively. Exar believes that the former employees were terminated in accordance with the requirements of French law, the former employees’ claims are not supported by any relevant evidence, and, in any event, the damages sought are disproportionate to any alleged loss incurred by those former employees. The matters are in the early stages and we intend to vigorously defend our positions.

NOTE 16.	INCOME TAXES

During the three and six months ended September 29, 2013, we recorded an income tax benefit of approximately $6.8 million. The income tax benefit was primarily due to the impact of the acquisition of Cadeka on Exar’s valuation allowance, the impact of which is recorded outside of purchase accounting, resulting in a release of the valuation allowance and an income tax benefit of $6.8 million. We recorded no income tax expense during the three months ended September 30, 2012 and $22,000 during the six months ended September 30, 2012.

During the three and six months ended September 29, 2013, the unrecognized tax benefits decreased by $13,000 and $31,000, respectively, to $15.4 million. The current unrecognized tax benefit was primarily related to the release of foreign liabilities and interest due to lapse of statute of limitations and R&D credits. If recognized, $12.9 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance for deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	September 29, 2013	March 31, 2013
Accrued interest and penalties	$249	$228

Our major tax jurisdictions are the United States federal and various states, Canada, China and certain other foreign jurisdictions. The fiscal years 2003 through 2012 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain foreign jurisdictions.

On November 6, 2012, California passed Proposition 39, which mandates most taxpayers to apportion their California income by using a single sales factor and requires all taxpayers to use market-based sourcing for sale receipts for tax years beginning or after January 1, 2013. The enacted law will impact Exar during fiscal year 2014.

Per the 2012 Tax Relief Act enacted in January 2013, the federal R&D credit is retroactively extended through 2013. No R&D credit and related reserve is considered in the second quarter of fiscal year 2014 tax provision pending improvement in our future visibility of the incremental R&D expenses.  However, as a full valuation allowance is placed on the deferred tax assets, there is no impact on the statement of operations.

NOTE 17.	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. Our product portfolio includes power management and connectivity components, communications products, and data compression and storage solutions.

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Industrial & Embedded Systems	$17,943	$15,923	$34,441	$32,011
Networking & Storage	10,273	7,656	20,180	14,091
Communications Infrastructure	5,697	6,737	11,673	13,465
Other	105	306	351	306
Total net sales	$34,018	$30,622	$66,645	$59,873

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
United States	$11,572	$8,083	$22,040	$14,276
China	11,341	10,720	22,294	20,709
Singapore	3,534	3,280	6,930	7,316
Germany	2,888	3,165	5,668	6,203
Japan	1,613	1,387	2,839	2,868
Europe (excluding Germany)	836	1,438	1,525	2,543
Rest of world	2,234	2,549	5,349	5,958
Total net sales	$34,018	$30,622	$66,645	$59,873

Substantially all of our long-lived assets at each of September 29, 2013 and March 31, 2013 were located in the United States.

The following distributors and customer accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Distributor A	27%	30%	27%	32%
Distributor B	26%	11%	24%	10%
Distributor C	11%	10%	11%	10%

No other distributor or customer accounted for 10% or more of the net sales for the three and six months ended September 29, 2013 and September 30, 2012, respectively.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated:

	September 29, 2013	March 31, 2013
Distributor A	16%	21%
Distributor B	39%	20%
Distributor D	*	11%

—————

*     Accounts receivable for this distributor for this period were less than 10% of total account balance.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of September 29, 2013 and March 31, 2013, respectively.

NOTE 18.	ASSETS HELD FOR SALE

During fiscal year 2013, we started actively looking for potential buyers for our Fremont campus. In the first quarter of our fiscal year 2014, we reclassified the related property and land as held for sale as of June 30, 2013, as we have met all criteria to classify these assets as held for sale. These assets have been recorded at their carrying amount since it is lower than their estimated fair value, less estimated selling costs (in thousands). As required under current accounting guidance, depreciation of the building ceased upon reclassification as an asset held for sale.

September 29, 2013
Land	$6,660
Building	6,423
Total assets held for sale	$13,083

On July 9, 2013, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Ellis Partners LLC (“Ellis”). The Purchase Agreement provided for the sale of Exar’s Fremont campus to Ellis Partners and the leaseback by Exar of the building located at 48760 Kato Road. The Purchase Agreement was anticipated to close by the end of September 2013. Prior to closing, Ellis requested certain modifications to the Purchase Agreement that Exar deemed unacceptable. As a result, the Purchase Agreement terminated as of September 30, 2013. The Company intends to continue pursuing options to optimize its operating efficiency, including continuing to market the facilities for sale.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our future strategies and target market; (2) our future revenues, gross profits and margins; (3) our future research and development (“R&D”) efforts and related expenses; (4) our future selling, general and administrative expenses (“SG&A”); (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months; (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities; (7) the possibility of future acquisitions and investments; (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation; (9) our ability to estimate and reconcile distributors’ reported inventories to their activities; (10) our ability to estimate future cash flows associated with long-lived assets; and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and six months ended September 29, 2013 are not necessarily indicative of results to be expected for any future period.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2014 and 2013 both consist of 52 weeks. The second quarter of fiscal years 2014 and 2013 both consist of 13 weeks. All references to quarterly, three or six months ended financial results are references to the results of the relevant fiscal period.

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

Overview

Quarterly revenues of $34.0 million for the second quarter of fiscal 2014 increased $1.4 million or 4% from the previous quarter’s revenue of $32.6 million and increased $3.4 million or 11% over $30.6 million reported in the second quarter of fiscal year 2013. Net income of $6.5 million increased $5.7 million over the first quarter of fiscal year 2014 and increased $6.2 million from the second quarter of fiscal year 2013. The current fiscal quarter includes a full quarter of the amortization of purchased intangibles and operating expenses of the Altior and Cadeka acquisitions, and a $6.8 million tax benefit as a result of the reversal of a portion of our valuation on deferred tax assets due to the assumption of a deferred tax liability in the Cadeka acquisition. Diluted earnings per share of $0.13 per share in the second quarter of fiscal year 2014 increased $0.11 per share over the first quarter of fiscal year 2014 and increased $0.12 per share over the income reported in the second quarter of fiscal year 2013.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three and six months ended September 29, 2013, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Results of Operations

Our Statements of Operations data and percentage of revenue were as follows for the periods presented (in thousands, except percentages):

	Three months
	September 29, 2013	September 30, 2012	Change

Net Sales	$34,018	$30,622	$3,396	11%
Cost of sales:
Cost of sales	12,371	12,054	317	3%
Cost of sales-related party	4,156	4,380	(224)	(5)%
Amortization of purchased intangible assets and inventory step-up	2,098	858	1,240	145%
Warranty Reserve	1,440	—	1,440	—
Restructuring charges and exit costs	24	—	24	—
Total cost of sales	20,089	17,292	2,797	16%
Gross profit	13,929	13,330	599	4%
Operating expenses:
Research and development	7,136	5,773	1,363	24%
Selling, general and administrative	9,520	7,639	1,881	25%
Restructuring charges and exit costs	384	291	93	32%
Net change in fair value of contingent consideration	(2,495)	—	(2,495)	—
Total operating expenses	14,545	13,703	842	6%
Loss from operations	(616)	(373)	(243)	(65)%
Interest income and other, net	372	674	(302)	(45)%
Interest expense	(41)	(38)	(3)	(8)%
Income (Loss) before income taxes	(285)	263	(548)	(208)%
(Benefit from) Provision for income taxes	(6,767)	—	(6,767)	—
Net income (loss)	$6,482	$263	$6,219	2,365%

	Six months
	September 29, 2013	September 30, 2012	Change

Net Sales	$66,645	$59,873	$6,772	11%
Cost of sales:
Cost of sales	24,183	22,924	1,259	5%
Cost of sales-related party	8,063	8,892	(829)	(9)%
Amortization of purchased intangible assets and inventory step-up	3,448	1,777	1,671	94%
Warranty Reserve	1,440	—	1,440	—
Restructuring charges and exit costs	105	81	24	30%
Total cost of sales	37,239	33,674	3,565	11%
Gross profit	29,406	26,199	3,207	12%
Operating expenses:
Research and development	13,334	11,222	2,112	19%
Selling, general and administrative	17,321	15,421	1,900	12%
Restructuring charges and exit costs	1,315	1,095	220	20%
Net change in fair value of contingent consideration	(2,495)	—	(2,495)	—
Total operating expenses	29,475	27,738	1,737	6%
Loss from operations	(69)	(1,539)	1,470	96%
Interest income and other, net	659	1,320	(661)	(50)%
Interest expense	(78)	(72)	(6)	(8)%
Income (Loss) before income taxes	512	(291)	803	276%
(Benefit from) Provision for income taxes	(6,776)	22	(6,798)	(30,900)%
Net income (loss)	$7,288	$(313)	$7,601	2,428%

Revenue

Our net sales by end market in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 29, 2013		September 30, 2012		Change	September 29, 2013		September 30, 2012		Change
Net Sales:
Industrial & Embedded Systems	$17,943	53%	$15,923	52%	13%	$34,441	52%	$32,011	53%	8%
Networking & Storage	10,273	30%	7,656	25%	34%	20,180	30%	14,091	24%	43%
Communications Infrastructure	5,697	17%	6,737	22%	(15)%	11,673	17%	13,465	22%	(13)%
Other	105	—	306	1%	(66)%	351	1%	306	1%	15%
Total	$34,018	100%	$30,622	100%		$66,645	100%	$59,873	100%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 29, 2013		September 30, 2012		Change	September 29, 2013		September 30, 2012		Change
Net Sales:
Asia	$18,535	54%	$17,754	58%	4%	$36,985	55%	$36,541	61%	1%
Americas	11,760	35%	8,265	27%	42%	22,468	34%	14,586	24%	54%
Europe	3,723	11%	4,603	15%	(19%)	7,192	11%	8,746	15%	(18%)
Total	$34,018	100%	$30,622	100%		$66,645	100%	$59,873	100%

Revenue for the three and six months ended September 29, 2013 increased $3.4 million and $6.8 million, respectively, as compared to the same period a year ago. The increase was primarily due to overall demand increase from customers and distributors in our major end markets, with the exception of the Communication Infrastructure end market. The revenue decrease in Communication Infrastructure market was primarily due to a combination of a decrease in average selling prices and reduced shipment volume.

Revenue from Americas for the three and six months ended September 29, 2013 increased $3.5 million and $7.9 million, respectively, as compared to the same period a year ago. The increase was primarily due to increased shipment volume in the Network & Storage market.

Gross Profit

Gross profit as a percentage of net sales for the three and six months ended September 29, 2013 decreased by approximately 3% and remained consistent, respectively, as compared to the same period a year ago. The decrease in gross profit percentage was primarily due a warranty reserve recorded during the three months ended September 29, 2013. The warranty reserve was established for the return of certain older generation data compression products shipped in prior years.

We believe that gross profit will fluctuate as a percentage of net sales and in absolute dollars due to, among other factors, the inclusion of the amortization of the costs of acquired intangibles, product and manufacturing costs, warranty costs related to our product sales, provision for excess and obsolete inventory, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three and six months ended September 29, 2013 increased $1.4 million and $2.1 million, respectively, as compared to the same period a year ago. The increase was primarily a result of the inclusion of the former Altior and Cadeka operations.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Reimbursements under this arrangement are offset against R&D expenses. For both the second quarter of fiscal years 2014 and 2013, we offset $0.5 million of R&D expenses in connection with this agreement, respectively. For both the six months of fiscal years 2014 and 2013, we offset $1.0 million of R&D expenses in connection with this agreement.

We believe that R&D expenses will slightly increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three and six months ended September 29, 2013 each increased $1.9 million, compared with the same period a year ago mainly due to $2.5 million decrease in the fair value of Altior earn-out liability offset by the inclusion of the former Altior and Cadeka operations.

We believe that SG&A expenses will slightly increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs for the six months ended September 29, 2013 increased $0.2 million due to efforts to sell and market our campus in Fremont, California, as compared to the same period a year ago. See “Note 8 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income; foreign exchange gains or losses; and realized gains or losses on marketable securities.

The decrease in interest income and other, net during the three and six months ended September 29, 2013, as compared to the same period a year ago was primarily attributable to the decrease in interest income as a result of lower yield related to our cash and short-term investments.

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

Interest expenses recorded for the Design Tools capital lease obligations were $39,000 and $76,000 for the three and six months ended September 29, 2013, respectively. Interest expenses recorded for the Design Tools capital lease obligations were $38,000 and $72,000 for the three and six months ended September 30, 2012, respectively.

Provision for Income Taxes

During both the three and six months ended September 29, 2013, we recorded an income tax benefit of approximately $6.8 million. The income tax benefit was primarily due to the impact of the acquisition of Cadeka on Exar’s valuation allowance, the impact of which is recorded outside of purchase accounting, resulting in a release of the valuation allowance and an income tax benefit of $6.8 million. We recorded no income tax expense during the three months ended September 30, 2012 and $22,000 during the six months ended September 30, 2012.

Liquidity and Capital Resources

	Six Months Ended
	September 29, 2013	September 30, 2012
	(dollars in thousands)
Cash and cash equivalents	$10,051	$10,423
Short-term investments	174,862	187,629
Total cash, cash equivalents and short-term investments	$184,913	$198,052
Percentage of total assets	59%	73%

Net cash provided by operating activities	$4,552	$43
Net cash used in investing activities	(8,117)	(878)
Net cash provided by (used) in financing activities	(1,102)	2,544
Net increase (decrease) in cash and cash equivalents	$(4,667)	$1,709

Fiscal Year 2014

Our net income was approximately $7.3 million for the six months ended September 29, 2013. After adjustments for non-cash items and changes in working capital, we generated $4.6 million of cash from operating activities.

Significant non-cash charges included:

●	depreciation and amortization expenses of $6.2 million;

●	stock-based compensation expense of $4.7 million;

●	release of deferred tax valuation of $6.8 million; and

●	net change in fair value of contingent consideration for Altior acquisition of $2.5 million.

Working capital changes included:

●	a $4.2 million increase in accounts receivable primarily due to the increase in shipments in the latter part of the quarter;

●	a $1.3 million decrease in inventory due to an increase in shipments; and

●

a $3.3 million decrease in other current and non-current liabilities due to full payment of a $3.0 million dispute resolution liability, $1.7 million payment for mask costs and paydown of liabilities relating to manufacturing expenses, royalties and licenses.

In the six months ended September 29, 2013, net cash used in investing activities was $8.1 million. Proceeds of $132.2 million from sales and maturities of investments and $0.1 million from sale of intellectual property were offset by $116.6 million purchase of investments, $23.1 million acquisition of Cadeka and $0.7 million used for purchases of property, plant and equipment and intellectual property.

In the six months ended September 29, 2013, net cash used in financing activities reflects $1.9 million of net proceeds received from our employee stock plans offset by $2.0 million repurchased of our common stocks and $1.0 million repayment of lease financing obligations.

Fiscal Year 2013

Our net loss was approximately $0.3 million for the six months ended September 30, 2012. After adjustments for non-cash items and changes in working capital, we generated $43,000 of cash from operating activities.

Significant non-cash charges included:

●	depreciation and amortization expenses of $5.9 million; and

●	stock-based compensation expense of $1.5 million.

Working capital changes included:

●	a $5.4 million increase in accounts receivable primarily due to an increase in revenue and the timing of shipments;

●	a $2.3 million decrease in inventory due to an increase in shipments; and

●	a $3.2 million decrease in accrued restructuring charges and exit costs, primarily due to payments made.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 29, 2013 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$22,088	$22,088	$—	$—	$—
Lease financing obligations (2)	5,292	1,009	1,498	754	2,031
Total	$27,380	$23,097	$1,498	$754	$2,031

—————

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.

(2)	Operating lease payments including some of our worldwide offices.

Other commitments

As of September 29, 2013, our unrecognized tax benefits were $15.4 million, of which $2.2 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.3 million as the statute of limitations expires. See “Note 16 – Income Taxes.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At September 29, 2013 and September 30, 2012, we did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $177.3 million as September 29, 2013 and $195.6 million as of March 31, 2013. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% or less from levels as of September 29, 2013, the increase or decline in the fair value of the portfolio would not be material. At September 29, 2013, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of $0.9 million, net of taxes.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 29, 2013, short-term investments consisted of corporate bonds and securities, asset and mortgage-backed securities, U.S. government agency securities, U.S. Treasury securities and state and local government securities of $174.9 million.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the Chief Executive Officer (our principal executive officer) (“CEO”) and Chief Financial Officer (our principal financial officer) (“CFO”), to allow timely decisions regarding required disclosure.

We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (“Evaluation”), as of the end of the period covered by this Quarterly Report on Form 10-Q. This Evaluation was performed under the supervision and with the participation of management, including our CEO, as principal executive officer, and CFO, as principal financial officer.

Attached as Exhibits 31.1 and 31.2 of this Quarterly Report on Form 10-Q are the certifications of the CEO and the CFO, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Certifications”). This section of the Quarterly Report on Form 10-Q provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of September 29, 2013.

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

ITEM 1A.      RISK FACTORS

We are subject to the following risks, as well as others, that could materially and adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 should be carefully considered. The risks and uncertainties described below, in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations if circumstances change. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our financial results may fluctuate significantly because of a number of factors, many of which are beyond our control.

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the general economy and the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of components from suppliers due to limited visibility into customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization and amortization of unabsorbed manufacturing costs;

•	the impact of our revenue recognition policies on reported results and warranty costs related to our product sales;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners due to, among others, the following factors:

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on a single product with a single customer and/or distributor;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	demand disruption if customers change or modify their complex subcontract manufacturing supply chain;

•	demand disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials, services or processing capabilities, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of manufacturing processes to our subcontractors;

•	fluctuations in the manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or inventory becomes obsolete;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies; and/or

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights;

•	change in fair value of contingent consideration; and/or

•	changes in or continuation of certain tax provisions.

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

•

potential shutdowns or over capacity constraints by our third-party foundry, assembly and test subcontractors could result in longer lead-times, higher buffer inventory levels and degraded on-time delivery performance; and/or

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

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing or disruptive technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure from lower priced solutions;

•	increasing product development costs;

•	finite market windows for product introductions;

•	design-to-production cycles;

•	increasing functional integration;

•	competitive solutions, stronger customer engagement or broader product offering;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	moderate to slow growth;

•	frequent product introductions and enhancements; and/or

•	changing competitive landscape (due to consolidation, financial viability, etc.).

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

Our foundries and test and assembly subcontractors manufacture our products on a purchase order basis. We provide our foundries with rolling forecasts of our production requirements; however, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. Our third-party foundries may not allocate sufficient capacity to satisfy our requirements. In addition, we may not continue to do business with our foundries on terms as favorable as our current terms.

Furthermore, any reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products, lost sales opportunities, and increased costs. Any delays or shortages would likely materially and adversely impact our business, financial condition and results of operations. In particular, the products produced from the wafers manufactured by our supplier in Hangzhou, China currently constitute a significant part of our total revenue, and so any delay, reduction or elimination of our ability to obtain wafers from this supplier could materially and adversely impact our business, financial condition and results of operations.

Our reliance on our wafer foundries, assembly and test subcontractors and board assembly subcontractors involves the following risks, among others:

•

a manufacturing disruption or reduction or elimination of any existing source(s) of semiconductor manufacturing materials or processes, which might include the potential closure, product and /or process discontinuation, change of ownership, change in business conditions or relationships, change of management or consolidation by one of our foundries;

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

•	manufacturing quality control or process control issues, including reduced control over manufacturing yields, production schedules and product quality;

•	potential misappropriation of our intellectual property;

•	disruption of transportation to and from Asia where most of our foundries and subcontractors are located;

•	political, civil, labor or economic instability;

•	embargoes or other regulatory limitations affecting the availability of raw materials, equipment or changes in tax laws, tariffs, services and freight rates; and/or

•	compliance with U.S., local or international regulatory requirements.

Other additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	our board level product volume may not be attractive to preferred manufacturing partners, which could result in higher pricing, extended lead times or having to qualify an alternative vendor;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	inventory and delivery management issues relating to hub arrangements;

•	entry into “take-or-pay” agreements; and/or

•	limited warranties from our subcontractors for products assembled and tested for us.

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

We have undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	the possibility of litigation arising from or in connection with these acquisitions;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances; and/or

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of product manufacturing flows and supply chains of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience or where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets; and/or

•	incurring large and immediate write-offs of assets.

Strategic equity investments also involve risks associated with third parties managing the funds and the risk of poor strategic choices or execution of strategic or operating plans.

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

Although we, our customers and our suppliers rigorously test our products, they may contain undetected errors, performance weaknesses, defects or bugs when first introduced, as new versions are released when manufacturing or process changes are made. If any of our products contain design or production defects, or reliability issues, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to design in or buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

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

As of September 29, 2013, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 13% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

The occurrence of natural disasters in certain regions, such as the recent natural disasters in Asia, could adversely impact our manufacturing and supply chain, our ability to deliver products on a timely basis (or at all) to our customers and the cost of or demand for our products. Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity and is approximately 170 miles from a nuclear power plant. In addition, some of our other offices, customers and suppliers are in locations, which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our offices, our operations could be disrupted. Similarly, a major earthquake or other natural disaster, such as the earthquakes in Japan or flooding in Thailand, affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

International sales have accounted for, and will likely continue to account for a significant portion of our revenues, which subjects us to the following risks, among others:

•	changes in or compliance with regulatory requirements;

•	tariffs, embargoes, directives and other trade barriers which impact our or our customers’ business operations;

•	timing and availability of export or import licenses;

•	disruption of services due to political, civil, labor or economic instability;

•	disruption of services due to natural disasters outside the United States;

•	disruptions to customer operations outside the United States due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing sales channel partners;

•	difficulties in obtaining governmental approvals for our products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties;

•	contractual or indemnity issues that are materially different from our standard sales terms; and/or

•	potentially adverse tax consequences.

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

EXAR CORPORATION (Registrant)
November 7, 2013	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010
3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	3/16/2012
3.3	Employment Agreement between the Company and Ryan Benton, dated September 30, 2013					X
3.4	New Non-Employee Director Option Agreement					X
3.5	New Non-Employee Director RSU Agreement					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X