Form 10-Q
period 2013-12-29
EXAR CORP
filed 2014-02-06
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

The number of shares outstanding of the Registrant’s Common Stock was 47,483,455 as of February 3, 2014.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 29,	March 31,
	2013	2013
ASSETS

Current assets:
Cash and cash equivalents	$21,070	$14,718
Short-term marketable securities	154,702	190,587
Accounts receivable (net of allowances of $570 and $944)	21,699	12,614
Accounts receivable, related party (net of allowances of $462 and $346)	1,685	3,374
Inventories	24,950	19,430
Assets held for sale	13,083	—
Other current assets	3,645	3,177
Total current assets	240,834	243,900

Property, plant and equipment, net	8,784	24,100
Goodwill	29,573	10,356
Intangible assets, net	28,063	13,338
Other non-current assets	1,442	1,474
Total assets	$308,696	$293,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$14,824	$9,455
Accrued compensation and related benefits	4,352	3,624
Deferred income and allowances on sales to distributors	1,861	2,399
Deferred income and allowances on sales to related party distributor	8,017	9,475
Other current liabilities	11,151	15,215
Total current liabilities	40,205	40,168

Long-term lease financing obligations	106	1,342
Other non-current obligations	11,530	11,204
Total liabilities	51,841	52,714

Commitments and contingencies (Notes 13, 14 and 15)

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 47,501,051 and 46,607,246 shares outstanding	5	5
Additional paid-in capital	511,644	749,426
Accumulated other comprehensive loss	(980)	(526)
Treasury stock at cost, 0 and 19,924,369 shares	—	(248,983)
Accumulated deficit	(253,814)	(259,468)
Total stockholders' equity	256,855	240,454
Total liabilities and stockholders’ equity	$308,696	$293,168

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2013	2012	2013	2012
Sales:
Net sales	$21,846	$22,235	$70,682	$63,210
Net sales, related party	8,844	8,764	26,653	27,662
Total net sales	30,690	30,999	97,335	90,872

Cost of sales:
Cost of sales	12,393	11,922	36,576	34,846
Cost of sales, related party	3,556	4,005	11,619	12,897
Amortization of purchased intangible assets and inventory step-up	1,898	801	5,346	2,578
Warranty reserve	—	—	1,440	—
Restructuring charges and exit costs	17	79	122	160
Total cost of sales	17,864	16,807	55,103	50,481
Gross profit	12,826	14,192	42,232	40,391

Operating expenses:
Research and development	6,929	5,376	20,263	16,598
Selling, general and administrative	9,086	8,645	26,407	24,066
Restructuring charges and exit costs	74	524	1,389	1,619
Net change in fair value of contingent consideration	58	—	(2,437)	—
Total operating expenses	16,147	14,545	45,622	42,283

Loss from operations	(3,321)	(353)	(3,390)	(1,892)

Other income and expense, net:
Interest income and other, net	321	586	980	1,906
Interest expense	(39)	(56)	(117)	(128)
Total other income and expense, net	282	530	863	1,778

Income (Loss) before income taxes	(3,039)	177	(2,527)	(114)
Benefit from income taxes	(1,405)	(1,346)	(8,181)	(1,324)
Net income (loss)	$(1,634)	$1,523	$5,654	$1,210

Net income (loss) per share:
Basic	$(0.03)	$0.03	$0.12	$0.03
Diluted	$(0.03)	$0.03	$0.12	$0.03

Shares used in the computation of net income (loss) per share:
Basic	47,529	45,925	47,277	46,228
Diluted	47,529	46,438	48,815	46,623

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2013	2012	2013	2012
Net income (loss)	$(1,634)	$1,523	$5,654	$1,210
Changes in market value of investments, net of tax:
Changes in unrealized gain on investments	(77)	(305)	(495)	(42)
Reclassification adjustment for net realized gains (losses)	67	4	41	(149)
Net change in market value of investments	(10)	(301)	(454)	(191)
Comprehensive income (loss)	$(1,644)	$1,222	$5,200	$1,019

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 29,	December 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,654	$1,210
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,386	8,333
Gain on sale of intangible asset	—	(223)
Stock-based compensation expense	7,267	3,010
Release of deferred tax asset valuation allowance	(6,770)	—
Net change in fair value of contingent consideration	(2,437)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable and accounts receivable, related party	(7,155)	(3,669)
Inventories	(3,764)	(346)
Other current and non-current assets	(558)	47
Accounts payable	4,849	2,256
Accrued compensation and related benefits	659	182
Deferred income and allowance on sales to distributors and related party distributor	(1,996)	(1,848)
Other current and non-current liabilities	(5,992)	(5,298)
Net cash provided by (used in) operating activities	(857)	3,654

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(1,675)	(1,253)
Purchases of short-term marketable securities	(166,738)	(132,955)
Proceeds from maturities of short-term marketable securities	24,410	37,563
Proceeds from sales of short-term marketable securities	178,167	97,190
Acquisition, net of cash acquired	(23,111)	—
Other disposal activities	125	235
Net cash provided by investing activities	11,178	780

Cash flows from financing activities:
Proceeds from issuance of common stock	3,971	4,699
Purchase of stock for withholding taxes on vested restricted stock	(1,042)	—
Repurchase of common stock	(4,000)	—
Payments of lease financing obligations	(2,898)	(2,513)
Net cash provided by (used in) financing activities	(3,969)	2,186

Net increase in cash and cash equivalents	6,352	6,620
Cash and cash equivalents at the beginning of period	14,718	8,714
Cash and cash equivalents at the end of period	$21,070	$15,334

Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with Cadeka acquisition	$5,177	$—

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

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of December 29, 2013 and results of operations for the three and nine months ended December 29, 2013 and December 30, 2012, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2014 and 2013 consisted of 52 weeks. The third quarter of fiscal years 2014 and 2013 both consisted of 13 weeks.

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

NOTE 3.    BUSINESS COMBINATIONS

We periodically evaluate potential strategic acquisitions or arrangements to broaden our product offering and build upon our existing library of intellectual property, human capital and engineering talent in order to expand our capabilities in the areas in which we operate or to acquire complementary businesses.

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

Acquisition of Cadeka

On July 5, 2013, we completed the acquisition of substantially all of the assets of Cadeka Technologies (Cayman) Holding Ltd., a privately held company organized under the laws of the Cayman Islands and all the outstanding stock of the subsidiaries of Cadeka, including the equity of its wholly owned subsidiary Cadeka Microcircuits, LLC, a Colorado limited liability company (“Cadeka”). With locations in Loveland, Colorado, Shenzhen and Wuxi, China, Cadeka designs, develops and markets high precision analog integrated circuits for use in industrial and high reliability applications. Cadeka’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning July 6, 2013. The pro forma effects of the portion of the Cadeka operations assumed through the transaction on our results of operations during fiscal years 2014 and 2013 were considered immaterial.

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

In accordance with ASC 805, Business Combinations, the acquisition of Cadeka was recorded as a purchase business acquisition since Cadeka was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 15% to 23%. The fair value of the contingent earn-out was a probability-based approach that includes significant Level 3 inputs. See Note 4 —“Fair Value,” for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $12.4 million prior to considering the impact on deferred tax assets and liabilities. The goodwill results largely of expected synergies from combining the operations of Cadeka with that of Exar and is not expected to be tax deductible. After considering the impact of deductible and taxable temporary tax differences on the acquired business, a deferred tax liability of $6.8 million was established primarily related to identified intangible asset basis differences, which resulted in a total goodwill amount recorded as part of the acquisition of $19.2 million. Additionally, in accordance with ASC 805, Business Combinations, we also evaluated the impact of the acquisition on Exar’s valuation allowance, the impact of which is recorded outside of purchase accounting, resulting in a release of the valuation allowance and an income tax benefit of $6.8 million.

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

The preliminary fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the Cadeka acquisition was as follows (in thousands):

Amount
Identifiable tangible assets (liabilities)
Cash	$1,055
Accounts Receivable	241
Inventories	1,756
Property, plant and equipment	231
Other assets	3
Accounts payable and accruals	(7,400)
Other short-term liabilities	(520)
Long-term liabilities	(126)
Total identifiable tangible assets (liabilities), net	(4,760)
Identifiable intangible assets	20,380
Total identifiable assets, net	15,620
Goodwill	19,217
Fair value of total consideration transferred	$34,837

The following table sets forth the components of identifiable intangible assets acquired in connection with the Cadeka acquisition (in thousands):

Fair Value
Developed technologies	$15,720
In-process research and development	2,280
Customer relations	2,170
Trade name	210
Total identifiable intangible assets	$20,380

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

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Cadeka are included in the selling, general and administrative line on the condensed consolidated statement of operations for the nine months ended December 29, 2013 were approximately $0.4 million.

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

Consideration

The purchase consideration included approximately 358,000 of our shares issued to the shareholders of Altior, a cash payment of $1.0 million (of which $0.25 million was held back temporarily to satisfy potential indemnity claims), and additional purchase price consideration earn-outs which may be paid in the form of cash, shares or a combination thereof (not to exceed $20.0 million in aggregate) payable over the next three fiscal years contingent upon achieving certain revenue targets. The $3.7 million worth of shares issued as consideration were valued on the date of the acquisition, and the fair value of contingent earn-outs was derived using a probability-based approach on various revenue assumptions. Final determination of the earn-out liability can range from zero to $20.0 million based on the actual achievement of the revenue targets. Fair value of contingent consideration is subject to periodic revaluation and any change in the fair value of contingent consideration from the events after the acquisition date, will be recognized in earnings of the period in which the fair value changes. The probability–based approach used to fair value contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include projected revenues, percentage probability of occurrence and a discount rate to present value the future payments. The summary of the purchase consideration is as follows (in thousands):

Amount
Cash	$1,000
Equity instruments	3,740
Estimated fair value of earn-out payments	10,138
Total consideration paid	$14,878

In accordance with ASC 805, Business Combinations, the acquisition of Altior was recorded as a purchase business acquisition since Altior was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant Level 3 inputs determined by management. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 12% to 19%. The fair value of the contingent earn-outs was a probability-based approach that includes significant Level 3 inputs. See Note 4 —“Fair Value,” for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the fair value of consideration paid over the fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $7.2 million. The goodwill consists largely of expected synergies from combining the operations of Altior with that of Exar and is deductible over 15 years for tax purposes.

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

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Altior are included in the selling, general and administrative line on the consolidated statement of operations for fiscal year 2013, which were immaterial.

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

There were no transfers between Level 1, Level 2, and Level 3 during the fiscal quarter ended December 29, 2013.

Our investment assets, measured at fair value on a recurring basis, as of the dates indicated below were as follows (in thousands, except for percentages):

	December 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,961	$—	$—	$13,961
U.S. government and agency securities	11,537	21,254	—	32,791
State and local government securities	—	2,798	—	2,798
Corporate bonds and securities	4	72,721	—	72,725
Asset-backed securities	—	30,354	—	30,354
Mortgage-backed securities	—	16,034	—	16,034
Total investment assets	$25,502	$143,161	$—	$168,663

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$7,741	$7,741
Acquisition-related contingent consideration – Cadeka	$—	$—	$4,620	$4,620
Total liabilities	$—	$—	$12,361	$12,361

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,042	$—	$—	$5,042
U.S. government and agency securities	22,460	19,261	—	41,721
State and local government securities	—	2,935	—	2,935
Corporate bonds and securities	274	91,955	—	92,229
Asset-backed securities	—	30,966	—	30,966
Mortgage-backed securities	—	22,736	—	22,736
Total investment assets	$27,776	$167,853	$—	$195,629

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$10,138	$10,138

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 29, 2013.

	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input
As of December 29, 2013

Acquisition-related contingent consideration – Altior	$7,741	Combination of income and marketable approach	Revenue and Probability of Achievement

Acquisition-related contingent consideration – Cadeka	$4,620	Combination of income and marketable approach	Revenue and Probability of Achievement

We calculate the fair value of the contingent consideration on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period.

The change in the fair value of our Altior purchase consideration liability is as follows (in thousands):

December 29, 2013
As of March 31, 2013	$10,138
Less: Adjustment to purchase consideration	(2,397)
As of December 29, 2013	$7,741

The change in the fair value of our Cadeka purchase consideration liability is as follows (in thousands):

December 29, 2013
As of March 31, 2013	$—
Purchase contingent consideration	4,660
Less: Adjustment to purchase consideration	(40)
As of December 29, 2013	$4,620

We have focused our resources on developing and marketing our coprocessor products with the Altior software technology incorporated. These products, when compared to the Altior legacy FPGA-based products, will earn credit under the asset purchase agreement at a lower rate, resulting in a lower probability of meeting certain near-term earn-out targets. As a result, the fair value of the contingent consideration for Altior acquisition was reduced by $2.5 million and credited to operating expense in the three months ended September 29, 2013. In the third quarter of fiscal year 2014, the fair value of the contingent consideration was increased by $98,000 related to present value of the amount payable due to passage of time.

In the third quarter of fiscal year 2014 the fair value of the contingent consideration for the Cadeka was decreased by $40,000 related to changes in probability of achieving revenue targets and impact of change in present value of the amount payable due to passage of time.

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	December 29, 2013	March 31, 2013
Cash and cash equivalents
Cash at financial institutions	$7,109	$9,676

Cash equivalents
Money market funds	13,961	5,042
Total cash and cash equivalents	$21,070	$14,718

Available-for-sale securities
U.S. government and agency securities	$32,791	$41,721
State and local government securities	2,798	2,935
Corporate bonds and securities	72,725	92,229
Asset-backed securities	30,354	30,966
Mortgage-backed securities	16,034	22,736
Total short-term marketable securities	$154,702	$190,587

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

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in the condensed consolidated statements of comprehensive income (loss) except those unrealized losses that are deemed to be other than temporary which are reflected in the impairment charges on investments line item on the condensed consolidated statements of operations. There have been no such impairment charges in any of the periods presented.

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other net, line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Gross realized gains	$136	$233	$518	$617
Gross realized losses	(69)	(229)	(477)	(766)
Net realized income (losses)	$67	$4	$41	$(149)

The following table summarizes our investments in marketable securities as of the dates indicated below (in thousands):

	December 29, 2013
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$13,961	$—	$—	$13,961
U.S. government and agency securities	32,840	1	(50)	32,791
State and local government securities	2,797	5	(4)	2,798
Corporate bonds and securities	72,730	60	(65)	72,725
Asset-backed securities	30,396	14	(56)	30,354
Mortgage-backed securities	16,064	19	(49)	16,034
Total investments	$168,788	$99	$(224)	$168,663

	March 31, 2013
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$5,042	$—	$—	$5,042
U.S. government and agency securities	41,694	27	—	41,721
State and local government securities	2,927	10	(2)	2,935
Corporate bonds and securities	92,059	215	(45)	92,229
Asset-backed securities	30,932	61	(27)	30,966
Mortgage-backed securities	22,646	194	(104)	22,736
Total investments	$195,300	$507	$(178)	$195,629

—————

(1)	Gross of tax impact

Our asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of December 29, 2013, we have sufficient liquidity and do not intend to sell these securities to fund normal operations or realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

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

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three and nine months ended December 29, 2013 and December 30, 2012, respectively, there were no investments identified with other than temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of the dates indicated below were as follows (in thousands):

	December 29, 2013		March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$61,616	$61,615	$61,011	$61,029
Due in 1 to 5 years	107,172	107,048	134,289	134,600
Total	$168,788	$168,663	$195,300	$195,629

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated below, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 29, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$28,772	$(50)	$—	$—	$28,772	$(50)
State and local government securities	1,516	(4)	—	—	1,516	(4)
Corporate bonds and securities	35,179	(65)	—	—	35,179	(65)
Asset-backed securities	15,301	(25)	3,467	(31)	18,768	(56)
Mortgage-backed securities	8,249	(22)	2,174	(27)	10,423	(49)
Total	$89,017	$(166)	$5,641	$(58)	$94,658	$(224)

	March 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and local government securities	$—	$—	$404	$(2)	$404	$(2)
Corporate bonds and securities	29,609	(42)	497	(3)	30,106	(45)
Asset-backed securities	10,008	(17)	1,241	(10)	11,249	(27)
Mortgage-backed securities	2,911	(39)	3,263	(65)	6,174	(104)
Total	$42,528	$(98)	$5,405	$(80)	$47,933	$(178)

NOTE 5.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment. As of December 29, 2013, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for fiscal years 2014 and 2013 were as follows (in thousands):

	December 29, 2013	March 31, 2013
Beginning balance	$10,356	$3,184
Goodwill additions	19,217	7,172
Ending balance	$29,573	$10,356

The goodwill additions during the nine months ended December 29, 2013 consist of $19.2 million residual allocation from the Cadeka acquisition purchase price accounting. Goodwill additions during the fiscal year ended March 31, 2013 consisted of $7.2 million residual allocation from the Altior acquisition purchase price accounting.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	December 29, 2013			March 31, 2013
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Existing technology	$58,588	$(35,647)	$22,941	$42,858	$(30,668)	$12,190
Customer relationships	5,075	(2,539)	2,536	2,905	(2,079)	826
Patents/Core technology	3,459	(3,328)	131	3,459	(3,182)	277
Distributor relationships	1,264	(1,264)	—	1,264	(1,219)	45
Tradenames	210	(35)	175	—	—	—
Total intangible assets subject to amortization	68,596	(42,813)	25,783	50,486	(37,148)	13,338
In-process research and development	2,280	—	2,280	—	—	—
Total	$70,876	$(42,813)	$28,063	$50,486	$(37,148)	$13,338

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over two to nine years. Patents/core technology is amortized over five to six years. Distributor relationships are amortized over six years. Customer relationships are amortized over five to seven years. Tradenames are amortized over three years. We expect the amortization of in-process research and development to start in fiscal year 2015. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists, we compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge equal to the excess of the carrying value over the asset’s fair value. Although the assumptions used in projecting future revenues and gross margins are consistent with those used in our annual strategic planning process, intangible asset impairment charges might be required in future periods if our assumptions are not achieved.

As December 29, 2013, there were no indicators that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Amortization expense	$1,991	$994	$5,665	$3,155

The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2014 (3 months remaining)	$1,991
2015	6,039
2016	4,863
2017	3,449
2018	3,255
2019 and thereafter	6,186
Total future amortization	$25,783

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	December 29, 2013	March 31, 2013
Beginning balance	$1,288	$1,273
Contributions	—	15
Distributions	(25)	—
Ending balance	$1,263	$1,288

The carrying amount of $1.3 million as of December 29, 2013 reflects the net of the capital contributions, capital distributions and cumulative impairment charges. We have made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. During the first quarter of fiscal year 2013, we contributed $15,000 to the fund.

In the three months ended December 29, 2013, Skypoint Fund informed us of the sale of one of the portfolio companies in the fund. Exar’s distribution from the sale was approximately $25,000. In accordance with the standard related to accounting for cost method investments, we recorded the distribution on the cost basis and reduced the carrying value of our investment in the Skypoint Fund.

The Partnership is currently in the dissolution phase. As of December 29, 2013, we do not have any further capital commitments.

Impairment

We evaluate our long-term investment for impairment whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year by comparing the carrying amount to the fair value of the underlying investments. If the carrying amount exceeds its fair value, the long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss. We analyzed the fair value of the underlying investments of Skypoint Fund and as a result, no impairment was recorded during the third fiscal quarter of 2014.

NOTE 7.    RELATED PARTY TRANSACTIONS

Alonim Investments Inc. (“Alonim”), owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of December 29, 2013. As such, Alonim is our largest stockholder and any sales made to Alonim or its affiliates are considered related party transactions.

Related party contributions to our total net sales for the periods indicated below were as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Alonim	29%	28%	27%	30%

Related party receivables to our net accounts receivables were as follows as of the dates indicated below:

	December 29, 2013	March 31, 2013
Alonim	*	21%

—————

*     Related party receivables for this period were less than 10% of the net account balance.

Related party expenses for marketing promotional materials reimbursed were not significant for the three and nine months ended December 29, 2013 and December 30, 2012, respectively.

We rent our Loveland, Colorado office from an entity, which is partially-owned by one of the founders of Cadeka, who is now one of our employees. We have recorded $34,000 and $103,000 in related party rent expense for the three and nine months ended December 29, 2013, respectively.

NOTE 8.    RESTRUCTURING CHARGES AND EXIT COSTS

2014 Restructuring Charges and Exit Costs

During the three and nine months ended December 29, 2013, we incurred restructuring charges and exit costs of $0.1 million and $1.5 million, respectively. The charges include $1.4 million of severance benefits and $0.2 million of lease termination and other costs. In the fourth quarter of fiscal 2014 we have started to implement an additional restructuring in order to reduce costs. The total charges from this restructuring have not yet been determined.

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

Our restructuring liabilities were included in the accounts payable, other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	December 29, 2013
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination and other costs	$2,860	$158	$(4)	$(1,581)	$1,433
Severance	426	1,353	—	(1,205)	574
Balance at December 29, 2013	$3,286	$1,511	$(4)	$(2,786)	$2,007

	March 31, 2013
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination costs and others	$5,235	$6	$(56)	$(2,325)	$2,860
Severance	2,806	1,548	—	(3,928)	426
Balance at March 31, 2013	$8,041	$1,554	$(56)	$(6,253)	$3,286

NOTE 9.    BALANCE SHEET DETAIL

Our inventories consisted of the following as of the dates indicated below (in thousands):

	December 29, 2013	March 31, 2013
Work-in-process and raw materials	$14,454	$9,981
Finished goods	10,496	9,449
Total inventories	$24,950	$19,430

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	December 29, 2013	March 31, 2013
Land	$—	$6,660
Building	860	16,224
Machinery and equipment	40,736	42,258
Software and licenses	17,377	17,566
Property, plant and equipment, total	58,973	82,708
Accumulated depreciation and amortization	(50,189)	(58,608)
Total property, plant and equipment, net	$8,784	$24,100

Our other current liabilities consisted of the following as of the dates indicated below (in thousands):

	December 29, 2013	March 31, 2013
Fair value of earn-out liability – short-term	$2,230	$2,599
Accrued restructuring charges and exit costs	1,957	2,020
Short-term lease financing obligations	1,700	3,189
Accrued manufacturing expenses, royalties and licenses	1,669	2,370
Purchase consideration holdback	1,256	250
Accrued legal and professional services	866	746
Accrued sales and marketing expenses	573	576
Accrual for dispute resolution	—	2,727
Other	900	738
Total other current liabilities	$11,151	$15,215

Our other non-current obligations consisted of the following (in thousands) as of the dates indicated:

	December 29, 2013	March 31, 2013
Fair value of earn-out liability – long–term	$10,131	$7,539
Long-term taxes payable	749	2,225
Accrued restructuring charges and exit costs	14	1,266
Other	636	174
Total other non-current obligations	$11,530	$11,204

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

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net income (loss)	$(1,634)	$1,523	$5,654	$1,210

Shares used in computation of net income (loss) per share:
Basic	47,529	45,925	47,277	46,228
Effect of options and awards	—	513	1,538	395
Diluted	47,529	46,438	48,815	46,623
Net income (loss) per share
Basic	$(0.03)	$0.03	$0.12	$0.03
Diluted	$(0.03)	$0.03	$0.12	$0.03

All outstanding stock options and restricted stock units (“RSUs”) are potentially dilutive securities. In the three months ended December 29, 2013, all shares attributable to outstanding options and RSUs were excluded from the computation of diluted net loss per share, as inclusion of such shares would have an anti-dilutive effect. In the nine months ended December 29, 2013, approximately 1.1 million shares were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive.

In the three and nine months ended December 30, 2012, approximately 3.2 million shares and 3.8 million shares, respectively, were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive.

NOTE 11.    COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs, to increase our return on invested capital and to bring our cash to a more appropriate level for our organization.

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

As of December 29, 2013, we had repurchased shares valued at $92.2 million under the August 2007 repurchase program. During the three and nine months ended December 29, 2013, we repurchased $2.0 million and $4.0 million of our common stock under the July 2013 repurchase program, respectively. The repurchased shares were retired immediately. The remaining authorized amount for the stock repurchase under the repurchase programs is $57.8 million.

Stock repurchase activities during the nine months ended December 29, 2013 were indicated below (in thousands, except per share amounts):

	Total number of Shares Purchased	Average Price Paid Per Share (or Unit)	Amount Paid for Purchase
Balances, March 31, 2013	9,564	$9.22	$88,189
Repurchases for nine months	309	$12.94	4,000
Balances, December 29, 2013	9,873	$9.34	$92,189

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

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of December 29,2013	Nine Months Ended December 29,2013
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,379
Issued		13	$11.47

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (“2006 Plan”) and the Sipex Corporation (“Sipex”) 2006 Equity Incentive Plan (“Sipex Plan”), the latter of which was assumed in connection with the August 2007 acquisition of Sipex.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon the level of performance. Grants under the Sipex Plan are only available to former Sipex’s employees or employees we hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At December 29, 2013, there were 2.0 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the nine months ended December 29, 2013 were indicated below:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 31, 2013	6,212,333	$7.48	5.04	$19,199	$1,481
Granted	1,460,300	12.38
Exercised	(535,832)	7.12
Forfeited	(522,341)	7.89
Cancelled	(10,834)	10.92
Balance at December 29, 2013	6,603,626	$8.56	5.07	$21,985	$2,062

Vested and expected to vest, December 29, 2013	6,184,803	$8.46	5.00	$21,073
Vested and exercisable, December 29, 2013	2,197,258	$7.40	3.67	$9,544

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $11.63 and $10.50 as of December 29, 2013 and March 31, 2013, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our Chief Executive Officer, President and Director (“CEO”). The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year for vesting except for the last installment. If the financial measures are not met for two consecutive years, the options will be forfeited except for the last installment which will be forfeited at the end of fiscal year 2016. We recorded $65,000 and $195,000 of compensation expense for these options in the three and nine months ended December 29, 2013, respectively. We recorded $65,000 and $195,000 of compensation expense for these options in the three and nine months ended December 30, 2012, respectively.

Options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Intrinsic value of options exercised	$805	$304	$2,699	$879

RSU Activities

Our RSU transactions during the nine months ended December 29, 2013 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 31, 2013	732,204	$7.73	1.72	$7,688
Granted	469,995	11.83
Issued and released	(311,406)	9.48
Cancelled	(33,666)	9.55
Unvested at December 29, 2013	857,127	$9.27	1.65	$9,968

Vested and expected to vest, December 29, 2013	761,615		1.60	$8,858

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

In March 2012, we granted 300,000 performance-based RSUs to our CEO. The RSUs are scheduled to start vesting in three equal annual installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. In the three and nine months ended December 29, 2013, we recorded $119,000 and $641,000, respectively, of compensation expense for these awards. In the three and nine months ended December 30, 2012, we recorded $112,000 and $336,000, respectively, of compensation expense for these awards.

During fiscal year 2014, we granted 50,000 performance-based RSUs to certain executives. The RSUs are scheduled to start vesting in the three equal annual installments at the end of fiscal 2014 through 2017 with three year vesting periods if certain predetermined financial measures are met. In addition, the annual vesting requires continued service through each of the vesting dates. During the three and nine months ended December 29, 2013, we recorded $91,000 and $239,000 of compensation expense for these awards, respectively.

In August 2013, we announced the Fiscal Year 2014 Management Incentive Program (“2014 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. In the three and nine months ended December 29, 2013, we recorded $0.2 million and $1.5 million of stock compensation expense related to the 2014 Incentive Program, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Cost of sales	$165	$175	$519	$289
Research and development	566	328	1,395	437
Selling, general and administrative	1,826	986	5,353	2,284
Total Stock-based compensation expense	$2,557	$1,489	$7,267	$3,010

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the period indicated below as follows:

	December 29, 2013
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$8,180	2.7
RSUs	5,322	2.3
Total Stock-based compensation expense	$13,502

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013			December 30, 2012
Expected term of options (years)	4.5	4.4	4.4	–	4.5	4.2	–	4.5
Risk-free interest rate	1.01%	0.5%	0.60%	–	1.12%	0.5%	–	0.6%
Expected volatility	32%	41%	32%	–	35%	41%	–	42%
Expected dividend yield	–	–		–			–
Weighted average estimated fair value	$3.74	$2.81		$3.56			$2.76

NOTE 13.    LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $0.2 million in July 2013 under a 29-month license, $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, $1.0 million in June 2010 under a three-year license, $1.3 million in December 2009 under a 28-month license, and $1.1 million in July 2009 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of December 29, 2013 and March 31, 2013, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Amortization expense	$800	$818	$2,494	$2,659

Future minimum lease and sublease income payments for the lease financing obligations as of December 29, 2013 are as follows (in thousands):

Fiscal Years	Design Tools
2014 (3 months remaining)	$370
2015	1,456
2016	59
2017	10
2018 and thereafter	6
Total minimum lease payments	1,901
Less: amount representing interest	95
Present value of minimum lease payments	1,806
Less: short-term lease financing obligations	1,700
Long-term lease financing obligations	$106

Interest expense for the lease financing obligation for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Interest expense	$39	$35	$115	$107

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Rent expense	$229	$149	$658	$456

Our future minimum lease payments for the lease operating obligations as of December 29, 2013 are as follows (in thousands):

Fiscal Years	Facilities
2014 (3 months remaining)	$200
2015	552
2016	461
2017	150
2018 and thereafter	20
Total minimum lease payments	$1,383

NOTE 14.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals and well closure activities. In April 2012, the San Francisco Bay Regional Water Quality Control Board approved our application for low-threat closure and rescinded the previous cleanup order. All monitoring well closure activities on adjacent/neighboring sites have been completed. We have finalized and executed access environmental indemnity and tolling agreements, and deed restriction covenants with the property owner. The parties have agreed that onsite well closure activities can commence.

Outstanding liabilities for remediation activities, net of payments, consisted of the following as of the dates indicated (in thousands):

	December 29, 2013	March 31, 2013
Liabilities for remediation activities	$31	$76

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MPSI made two separate permitted hazmat deliveries to a licensed and regulated site for treatment. DTSC has requested that former/current property owners and companies, currently in excess of 50, that had hazardous waste treated at the site participate in further site assessment and limited remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites’ condition and evaluation, and selection of appropriate remedial measures. The designated environmental consulting firm is moving forward with the agreed preliminary site assessment and periodic status reporting. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any.

In a letter dated March 27, 2012, Exar was notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex. The letter was also addressed to prior and current property owners and tenants (collectively “Property Owners”). ACWD requested that the property owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the Property Owners filed with ACWD a report of its investigation/characterization activities and analytical data obtained. Accumulated data suggests that compounds of concern in groundwater appear to be from an offsite source. ACWD is investigating alternative upgradient sites. Given that this investigation is ongoing, we are unable to ascertain our exposure, if any.

We warrant all custom products and application specific products, including cards and boards, against defects in materials and workmanship for a period of 12 months, and occasionally we may provide an extended warranty from the delivery date. We warrant all of our standard products against defects in materials and workmanship for a period of 90 days from the date of delivery. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty, historical warranty costs incurred and customer/product specific circumstances. Our liability is generally limited, at our option, to replacing, repairing, or issuing a credit (if it has been paid for). Our warranty does not cover damage which results from accident, misuse, abuse, improper line voltage, fire, flood, lightning or other damage resulting from modifications, repairs or alterations performed other than by us, or resulting from failure to comply with our written operating and maintenance instructions. Warranty expense has historically been immaterial for our products. The remaining balance of warranty liabilities established for the return and replacement of certain older generation data compression products shipped in prior years was $1.2 million as of December 29, 2013, and warranty liability as of March 31, 2013 was immaterial.

As of the dates indicated below, our warranty reserve balance, which is included in the “Other current liabilities” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	December 29, 2013	March 31, 2013
Beginning balance	$50	$90
Provisions for warranties issued	1,440	─
Settlements/adjustments	(328)	(40)
Ending balance	$1,162	$50

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

Two former employees of Exar’s French subsidiary have filed claims against that French subsidiary for alleged unfair dismissal in the French Labor Courts. We believe that the former employees were terminated in accordance with the requirements of French law and that the former employees’ claims are not supported by any relevant evidence. One matter is scheduled for trial in February, 2014. The other matter is in the early procedural stages. We intend to vigorously defend our positions.

NOTE 16.    INCOME TAXES

During the three months ended December 29, 2013, we recorded an income tax benefit of approximately $1.4 million, which was primarily due to the lapsing of statute of limitations in federal and state jurisdictions, offset by income tax expense in certain of our non-US operations. During the nine months ended December 29, 2013, we recorded an income tax benefit of approximately $8.2 million. The income tax benefit was primarily due to the impact of the acquisition of Cadeka on Exar’s valuation allowance, the impact of which is recorded outside of purchase accounting, resulting in a release of the valuation allowance and an income tax benefit of $6.8 million. In the three and nine months ended December 30, 2012, we recorded $1.3 million each of income tax benefit which mainly resulted from the release of a $1.3 million reserve for uncertain tax positions related to an NOL carryback refund. The reserve was released due to the expiration of the statute of limitations in U.S. tax jurisdictions.

During the three and nine months ended December 29, 2013, the unrecognized tax benefits each decreased by $1.4 million to $14.0 million. The current unrecognized tax benefit was primarily related to the release of foreign liabilities and interest due to the lapse of statute of limitations and R&D credits. If recognized, $11.4 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in the valuation allowance for deferred tax assets.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	December 29, 2013	March 31, 2013
Accrued interest and penalties	$97	$228

Our major tax jurisdictions are the United States federal and various states, Canada, China and certain other foreign jurisdictions. The fiscal years 2003 through 2013 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain foreign jurisdictions.

On November 6, 2012, California passed Proposition 39, which mandates most taxpayers to apportion their California income by using a single sales factor and requires all taxpayers to use market-based sourcing for sale receipts for tax years beginning or after January 1, 2013. The enacted law did not have a material impact on our financial position, results of operations or cash flows.

Per the 2012 Tax Relief Act enacted in January 2013, the federal R&D credit is retroactively extended through 2013. No R&D credit and related reserve is considered in the third quarter of fiscal year 2014 tax provision pending improvement in our future visibility of the incremental R&D expenses. However, as a full valuation allowance is placed on the deferred tax assets, there is no impact on the statement of operations.

NOTE 17.    SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. Our product portfolio includes power management and connectivity components, communications products, high precision or high speed analog ICs, and data compression and storage solutions.

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Industrial & Embedded Systems	$18,429	$16,119	$52,870	$48,130
Networking & Storage	7,104	9,300	27,284	23,391
Communications Infrastructure	5,089	5,270	16,762	18,735
Other	68	310	419	616
Total net sales	$30,690	$30,999	$97,335	$90,872

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
China	$11,566	$10,749	$33,860	$31,458
United States	9,285	8,711	31,325	22,987
Singapore	3,138	3,245	10,068	10,561
Germany	2,456	2,662	8,124	8,865
Japan	1,575	1,499	4,415	4,367
Europe (excluding Germany)	907	1,111	2,431	3,654
Rest of world	1,763	3,022	7,112	8,980
Total net sales	$30,690	$30,999	$97,335	$90,872

Substantially all of our long-lived assets at each of December 29, 2013 and March 31, 2013 were located in the United States.

The following distributors and customer accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Distributor A	26%	28%	26%	30%
Distributor B	21%	10%	23%	10%
Distributor C	13%	10%	11%	10%
Customer A	*	12%	*	*

—————

*     Net sales for this distributor or customer for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of the net sales for the three and nine months ended December 29, 2013 and December 30, 2012, respectively.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated:

	December 29, 2013	March 31, 2013
Distributor A	*	21%
Distributor B	45%	20%
Distributor D	*	11%

—————

*     Accounts receivable for this distributor for this period were less than 10% of the net account balance.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of December 29, 2013 and March 31, 2013, respectively.

NOTE 18.    ASSETS HELD FOR SALE

During fiscal year 2013, we started actively looking for potential buyers for our Fremont campus. In the first quarter of our fiscal year 2014, we reclassified the related property and land as held for sale as of June 30, 2013, as we met all criteria to classify these assets as held for sale as of that date. These assets have been recorded at their carrying amount since it is lower than their estimated fair value, less estimated selling costs (in thousands). As required under current accounting guidance, depreciation of the building ceased upon reclassification as an asset held for sale.

December 29, 2013
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

NOTE 19.    SUBSEQUENT EVENTS

On January 14, 2014, we acquired Stretch, Inc. (“Stretch”), a provider of software configurable processors supporting the video surveillance market. The transaction will provide Exar with the technology to deliver an end-to-end high-definition solution for both digital and analog transmission of data from the camera to the DVR or NVR in surveillance applications. Stretch was acquired via a reverse triangular merger for which the purchase consideration was $10,000 in cash. By acquiring Stretch, Exar acquired all of Stretch’s assets, consisting principally intellectual property, accounts receivable and inventory, as well as assumed all of Stretch’s liabilities and contractual obligations of approximately $10.0 million of which approximatetly $7.2 million has been paid subsequent to quarter-end.

Stretch’s results of operations and estimated fair value of assets acquired and liabilities assumed will be included in our condensed consolidated financial statements beginning January 14, 2014.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended December 29, 2013 are not necessarily indicative of results to be expected for any future period.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2014 and 2013 both consist of 52 weeks. The third quarter of fiscal years 2014 and 2013 both consist of 13 weeks. All references to quarterly, three or nine months ended financial results are references to the results of the relevant fiscal period.

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

Third Quarter Fiscal 2014 Overview

Quarterly revenues of $30.7 million for the third quarter of fiscal 2014 decreased $3.3 million or 10% from the previous quarter’s revenue of $34.0 million and remained consistent with revenue reported in the third quarter of fiscal year 2013. Net loss of $1.6 million decreased $8.1 million from net income in the second quarter of fiscal year 2014 and decreased $3.2 million from the third quarter of fiscal year 2013. The previous quarter included a $6.8 million tax benefit as a result of the reversal of a portion of our valuation on deferred tax assets due to the assumption of a deferred tax liability in the Cadeka acquisition. Basic loss per share of $0.03 per share in the third quarter of fiscal year 2014 decreased $0.17 per share from the earnings per share in the second quarter of fiscal year 2014 due to reduced revenue and decreased $0.06 per share from the earnings per share reported in the third quarter of fiscal year 2013 due to increased operating expenses.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three and nine months ended December 29, 2013, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Results of Operations

Our Statements of Operations data and percentage of revenue were as follows for the periods presented (in thousands, except percentages):

	Three months
	December 29, 2013	December 30, 2012	Change

Net Sales	$30,690	$30,999	$(309)	(1)%
Cost of sales:
Cost of sales	12,393	11,922	471	4%
Cost of sales-related party	3,556	4,005	(449)	(11)%
Amortization of purchased intangible assets and inventory step-up	1,898	801	1,097	137%
Restructuring charges and exit costs	17	79	(62)	(78)%
Total cost of sales	17,864	16,807	1,057	6%
Gross profit	12,826	14,192	(1,366)	(10)%
Operating expenses:
Research and development	6,929	5,376	1,553	29%
Selling, general and administrative	9,086	8,645	441	5%
Restructuring charges and exit costs	74	524	(450)	(86)%
Net change in fair value of contingent consideration	58	—	58	—
Total operating expenses	16,147	14,545	1,602	11%
Loss from operations	(3,321)	(353)	(2,968)	(841)%
Interest income and other, net	321	586	(265)	(45)%
Interest expense	(39)	(56)	(17)	(30)%
Income (Loss) before income taxes	(3,039)	177	(3,216)	(1,817)%
(Benefit from) Provision for income taxes	(1,405)	(1,346)	(59)	(4)%
Net income (loss)	$(1,634)	$1,523	$(3,157)	(207)%

	Nine months
	December 29, 2013	December 30, 2012	Change

Net Sales	$97,335	$90,872	$6,463	7%
Cost of sales:
Cost of sales	36,576	34,846	1,730	5%
Cost of sales-related party	11,619	12,897	(1,278)	(10)%
Amortization of purchased intangible assets and inventory step-up	5,346	2,578	2,768	107%
Warranty reserve	1,440	—	1,440	—
Restructuring charges and exit costs	122	160	(38)	(24)%
Total cost of sales	55,103	50,481	4,622	9%
Gross profit	42,232	40,391	1,841	5%
Operating expenses:
Research and development	20,263	16,598	3,665	22%
Selling, general and administrative	26,407	24,066	2,341	10%
Restructuring charges and exit costs	1,389	1,619	(230)	(14)%
Net change in fair value of contingent consideration	(2,437)	—	(2,437)	—
Total operating expenses	45,622	42,283	3,339	8%
Loss from operations	(3,390)	(1,892)	(1,498)	(79)%
Interest income and other, net	980	1,906	(926)	(49)%
Interest expense	(117)	(128)	(11)	(9)%
Income (Loss) before income taxes	(2,527)	(114)	(2,413)	(2,117)%
(Benefit from) Provision for income taxes	(8,181)	(1,324)	(6,857)	(518)%
Net income (loss)	$5,654	$1,210	$4,444	367%

Revenue

Our net sales by end market in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 29, 2013		December 30, 2012		Change	December 29, 2013		December 30, 2012		Change
Net Sales:
Industrial & Embedded Systems	$18,429	60%	$16,119	52%	14%	$52,870	55%	$48,130	53%	10%
Networking & Storage	7,104	23%	9,300	30%	(24)%	27,284	28%	23,391	26%	17%
Communications Infrastructure	5,089	17%	5,270	17%	(3)%	16,762	17%	18,735	20%	(11)%
Other	68	—	310	1%	(78)%	419	—	616	1%	(32)%
Total	$30,690	100%	$30,999	100%		$97,335	100%	$90,872	100%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 29, 2013		December 30, 2012		Change	December 29, 2013		December 30, 2012		Change
Net Sales:
Asia	$17,899	58%	$18,326	59%	(2)%	$54,884	56%	$54,867	60%	—
Americas	9,428	31%	8,900	29%	6%	31,896	33%	23,486	26%	36%
Europe	3,363	11%	3,773	12%	(11)%	10,555	11%	12,519	14%	(16)%
Total	$30,690	100%	$30,999	100%		$97,335	100%	$90,872	100%

Revenue for the three months ended December 29, 2013 remained consistent with the same period a year ago. Revenue for the nine months ended December 29, 2013 increased $6.5 million, compared to the same period a year ago. The increase was primarily due to overall demand increase from customers and distributors in our major end markets, with the exception of the Communication Infrastructure end market. The revenue decrease in Communication Infrastructure market was primarily due to decrease in average selling prices.

Revenue from Americas for the three and nine months ended December 29, 2013 increased $0.5 million and $8.4 million, respectively, as compared to the same period a year ago. The increase was primarily due to increased shipment volume in the Network & Storage market. Revenue from Europe for the three and nine months ended December 29, 2013 decreased $0.4 million and $2.0 million, respectively, as compared to the same period a year ago. The decrease was primarily due to decrease in average selling price in the Communication Infrastructure market.

Gross Profit

Gross profit as a percentage of net sales for the three months ended December 29, 2013 decreased by approximately 4% as compared to the same period a year ago. The decrease was primarily due to inclusion of amortization expense related to Altior and Cadeka purchased intangible assets for the three months ended December 29, 2013. Gross profit as a percentage of net sales for the nine months ended December 29, 2013 remained consistent with the same period a year ago.

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

Research and Development (“R&D”)

R&D expenses for the three and nine months ended December 29, 2013 increased $1.6 million and $3.7 million, respectively, as compared to the same period a year ago. The increase was primarily a result of the inclusion of the former Altior and Cadeka operations.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Reimbursements under this arrangement are offset against R&D expenses. For both the third quarter of fiscal years 2014 and 2013, we offset $0.5 million of R&D expenses in connection with this agreement, respectively. For both the nine months of fiscal years 2014 and 2013, we offset $1.5 million of R&D expenses in connection with this agreement, respectively.

We believe that R&D expenses will slightly increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three and nine months ended December 29, 2013 increased $0.4 million and $2.3 million, respectively, as compared with the same period a year ago mainly due to change in the fair value of Altior and Cadeka earn-out liabilities and the inclusion of the former Altior and Cadeka operations.

We believe that SG&A expenses will slightly increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs for the three and nine months ended December 29, 2013 decreased $0.5 million and $0.3 million, respectively due to effect of efforts to sell and market our campus in Fremont, California, offset by decrease in severance fees, as compared to the same period a year ago. See “Note 8 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income; foreign exchange gains or losses; and realized gains or losses on marketable securities.

The decrease in interest income and other, net during the three and nine months ended December 29, 2013, as compared to the same period a year ago was primarily attributable to the decrease in interest income as a result of lower yield related to our cash and short-term investments.

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

Interest expenses recorded for the Design Tools capital lease obligations were $39,000 and $115,000 for the three and nine months ended December 29, 2013, respectively. Interest expenses recorded for the Design Tools capital lease obligations were $35,000 and $107,000 for the three and nine months ended December 30, 2012, respectively.

Provision for Income Taxes

During the three months ended December 29, 2013, we recorded an income tax benefit of approximately $1.4 million, which was primarily due to the lapsing of statute of limitations in federal and state jurisdictions, offset by income tax expense in certain of our non-US operations. During the nine months ended December 29, 2013, we recorded an income tax benefit of approximately $8.2 million. The income tax benefit was primarily due to the impact of the acquisition of Cadeka on Exar’s valuation allowance, the impact of which is recorded outside of purchase accounting, resulting in a release of the valuation allowance and an income tax benefit of $6.8 million.

Liquidity and Capital Resources

	Nine Months Ended
	December 29, 2013	December 30, 2012
	(dollars in thousands)
Cash and cash equivalents	$21,070	$15,334
Short-term investments	154,702	185,784
Total cash, cash equivalents and short-term investments	$175,772	$201,118
Percentage of total assets	57%	73%

Net cash provided by (used in) operating activities	$(857)	$3,654
Net cash provided by investing activities	11,178	780
Net cash provided by (used in) financing activities	(3,969)	2,186
Net increase in cash and cash equivalents	$6,352	$6,620

Fiscal Year 2014

Our net income was approximately $5.7 million for the nine months ended December 29, 2013. After adjustments for non-cash items and changes in working capital, we used $0.9 million of cash from operating activities.

Significant non-cash charges included:

●	depreciation and amortization expenses of $9.4 million;

●	stock-based compensation expense of $7.3 million;

●	release of deferred tax asset valuation of $6.8 million; and

●	net change in fair value of contingent consideration for Altior acquisition of $2.4 million.

Working capital changes included:

●	a $7.2 million increase in accounts receivable primarily due to the increase in shipments in the latter part of the quarter and timing on cash collection; and

●	a $3.8 million increase in inventory due to demand change for the future quarter.

In the nine months ended December 29, 2013, net cash provided by investing activities was $11.2 million. Proceeds of $202.6 million from sales and maturities of investments and $0.1 million from sale of intellectual property were offset by $166.7 million purchase of investments, $23.1 million acquisition of Cadeka and $1.7 million used for purchases of property, plant and equipment and intellectual property.

In the nine months ended December 29, 2013, net cash used in financing activities reflects $4.0 million repurchased of our common stocks and $2.9 million repayment of lease financing obligations offset by $2.9 million of net proceeds received from our employee stock plans.

Fiscal Year 2013

Our net income was approximately $1.2 million for the nine months ended December 30, 2012. After adjustments for non-cash items and changes in working capital, we generated $3.7 million of cash from operating activities.

Significant non-cash charges included:

●	depreciation and amortization expenses of $8.3 million; and

●	stock-based compensation expense of $3.0 million.

Working capital changes included:

●	a $3.7 million increase in accounts receivable primarily due to the timing of shipments and certain large customer payments;

●	a $0.3 million increase in inventory due to expected increase in future shipments; and

●	a $4.1 million decrease in accrued restructuring charges and exit costs, primarily due to payments made.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at December 29, 2013 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$29,736	$26,305	$700	$700	$2,031
Operating lease commitments (2)	1,383	635	707	41	—
Total	$31,119	$26,940	$1,407	$741	$2,031

—————

(1)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.
(2)	We lease many of our office facilities for various terms under operating lease agreements. The leases expire at various dates from fiscal year 2014 through fiscal year 2018.

Other commitments

As of December 29, 2013, our unrecognized tax benefits were $14.0 million, of which $0.7 million was classified as other non-current obligations. See “Note 16 – Income Taxes.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At December 29, 2013 and December 30, 2012, we did not have significant foreign currency denominated net assets or net liabilities positions and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $168.7 million as December 29, 2013 and $195.6 million as of March 31, 2013. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% or less from levels as of December 29, 2013, the increase or decline in the fair value of the portfolio would not be material. At December 29, 2013, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of $1.0 million, net of taxes.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At December 29, 2013, short-term investments consisted of corporate bonds and securities, asset and mortgage-backed securities, U.S. government agency securities, U.S. Treasury securities and state and local government securities of $154.7 million.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of December 29, 2013.

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

ITEM 1A.    RISK FACTORS

We are subject to the following risks, as well as others, that could materially and adversely affect our business, results of operations and financial condition. The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 should be carefully considered. The risks and uncertainties described below, in the Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2013 and September 29, 2013 and in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations if circumstances change. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

As of December 29, 2013, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 13% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

A breach of our security systems may have a material adverse effect on our business.

Our Information systems are designed to maintain and protect our customers’, suppliers’ and employees’ confidential and business intelligence data as well as our proprietary information and technology. We may experience cyber-attacks and other security breaches, and as a result, unauthorized parties may obtain access to our information systems. Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm our or business partner’s competitive position.  Any significant system or network disruption, including but not limited to, new system implementations, computer viruses or worms, security breaches, or unexpected energy blackouts could have a material adverse impact on our operations, sales and operating results. Maintaining the security integrity of  our enterprise network is paramount for us, our customers and our suppliers. We have implemented measures to manage, monitor and detect our risks related to such disruptions, but despite precautionary efforts such disruptions could still occur and negatively impact our operations and financial results. In addition, we may incur additional costs to remedy any damages caused by these disruptions or security breaches.

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

On an on-going basis, we use estimates and judgment to evaluate valuation of inventories, income taxes, intangible assets goodwill, long-lived assets and contingent consideration liabilities in preparing our condensed consolidated financial statements. Actual results could differ from these estimates and material effects on operating results and financial position may result.

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

EXAR CORPORATION (Registrant)

February 6, 2014	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010
3.2	Bylaws of Exar Corporation	8-K	0-14225	3.1	3/16/2012
3.3	Amendment to Employment Agreement between the Company and Louis DiNardo, dated December 31, 2013					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X