Form 10-K
period 2014-03-30
EXAR CORP
filed 2014-06-11
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-14225

EXAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48720 Kato Road, Fremont, CA 94538

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (510) 668-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	New York Stock Exchange, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of September 27, 2013 was approximately $278.8 million based upon the last price reported in the NYSE-Composite transactions as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the Registrant’s Common Stock was 47,242,288 as of June 9, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2014 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2014 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 30, 2014

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding: (1) our future strategies and target market; (2) our future revenues, gross profits and margins; (3) our future research and development (“R&D”) efforts and related expenses; (4) our future selling, general and administrative expenses (“SG&A”); (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months; (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities; (7) the possibility of future acquisitions and investments; (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation; (9) our ability to estimate and reconcile distributors’ reported inventories to their activities; (10) our ability to estimate future cash flows associated with long-lived assets; and (11) the volatile global economic and financial market conditions. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to, the factors contained under the captions Part I, Item 1—“Business,” Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We disclaim any obligation to revise or update information in any forward-looking statement, except as required by law.

ITEM 1.	BUSINESS

Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. Exar’s product portfolio includes power management and connectivity components, high performance analog and mixed-signal products, communications products, and data compression and storage solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, enterprise storage systems, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are sold in the United States through a number of manufacturers’ representatives and distributors. Internationally, our products are sold primarily through various regional and country specific distributors, as well as some manufacturers’ representatives. Globally, these channel partners are assisted and managed by our regional sales teams. In addition to our regional sales teams, we also employ a worldwide team of field application engineers (“FAE”) to work directly with our customers.

Exar was incorporated in California in 1971 and was reincorporated in Delaware in 1991. Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “EXAR”. See the information in Part II, Item 8—“Financial Statements and Supplementary Data” for information on our financial position as of March 30, 2014, March 31, 2013 and April 1, 2012, and results of operations and cash flows for fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012.

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

Connectivity Solutions — Our focus on connectivity is a key initiative that drives product strategy and serves as a foundation for our customer engagements. We have added system architecture expertise and extended our portfolio of products to offer new silicon products. Our connectivity solutions serve data and telecommunications, networking and storage, industrial control and embedded applications. Our devices facilitate and optimize the interface between systems and across networks with Serial Transceivers, Multi-Protocol Interface products, Universal Asynchronous Receiver/Transmitters (“UARTs”) and interface Bridges.

Power Management Solutions — Our focus on power management includes traditional linear and switching power management solutions as well as an innovative approach to software programmable power management with the universal PMIC family. We design and develop linear and switching regulators that support the diverse power conversion needs of data and telecommunications, networking and storage, industrial control and embedded applications. We have also introduced a new family of programmable power module solutions that provide programmable power conversion with integrated inductors for the smallest profile solutions on the market.

Signal Path Solutions — Our focus on signal path includes a wide selection of high performance or high precision amplifiers, data converters and reference circuitries. We design and develop amplifiers and data converters that support the diverse signal path and conditioning needs of networking, industrial control and embedded applications. We have also introduced a new family of improved second sources to existing industry’s amplifiers.

Enhanced System Integration — Our effort to provide comprehensive solutions that encompass hardware, software and applications support is fundamental to our initiative in networking and storage applications. The combination of our design expertise, diverse circuit technology and system-level expertise enables us to provide complete solutions that are used in data compression and aggregation, data transmission, acceleration and computer offloading. We believe that by using our solutions, original equipment manufacturers (“OEMs”) can develop higher performance systems, better leverage their development resources and reduce their time-to-market.

Data Compression and Storage Solutions —We offer a complete solution set of data compression and cryptographic algorithms. With our solution, customers have the flexibility to successfully address diverse market segments with varying storage, throughput, and security requirements. The comprehensive product portfolio also includes a software architecture that simplifies system integration, reduces time to market and provides a smooth migration path across the entire product portfolio.

Video Processor Solutions —We are one of the leading providers of solutions for the video surveillance industry including state-of-the art video processors, board-level solutions and a sophisticated and market-proven software stack. Our expertise is in image processing, video compression, video analytics and associated networking interface software.

Markets and Products

Our products are organized into six product lines, which allow product definition based on market opportunities and trends. We define our product lines as Connectivity Components, Power Management Components, Data Compression and Storage Solutions, Communications Products, High Performance Analog Components and Video Processor Solutions.

Connectivity Components

The demand for connectivity is projected to grow significantly during the next decade as the Internet evolves to support machine-to-machine connectivity. The need to connect billions of devices at home, in the office and in factories through the Internet is driving the requirement for smart connectivity solutions. Our connectivity product strategy is to continue to enhance our portfolio with higher speed, lower power and enhanced functionality devices that meet the growing demands of our customers. Growth drivers in our connectivity product business include increased integration and value through the introduction of differentiated bridging products for popular and growing bus interfaces such as Universal Serial Bus (“USB”), Ethernet, Peripheral Interconnect Express (“PCIe”), as well as innovative new UARTs and serial transceiver devices.

We offer a broad line of industry-proven UARTs solutions as well as complementary serial transceiver devices for use in applications in the communications infrastructure, networking and storage, industrial and embedded systems. Typical applications include point-of-sale, process control, and factory automation, as well as servers, embedded systems, routers, network management equipment, remote access servers, wireless base-stations and repeaters.

Our UARTs product portfolio ranges from cost-effective industry-standard devices to high performance multi-channel UARTs with a broad range of first in, first out depths and industry leading performance and features. We support popular central processing unit (“CPU”) bus interfaces such as 8-bit Industry Standard Architecture, 8-bit VLIO, 2-wire Inter-Integrate Circuit , 4-wire Serial Peripheral Interface, Peripheral Component Interconnect, PCIe and USB.

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

Power Management Components

The market for power management components is a large and diverse semiconductor segment covering a wide range of requirements. We have developed solutions for DC/DC voltage conversion and supervision. Our products are designed to meet the needs of various communications infrastructure, networking and storage, industrial and embedded systems.

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

Power management product development requires close customer interaction, advanced design skills and world-class process and package development capability and design tools. As a fabless semiconductor manufacturer, we have access to a broad range of wafer fabrication facilities and process technologies. This access to leading process technology and our ongoing investment in analog and mixed-signal design automation tools enables us to compete with the world’s leading manufacturers of analog power management products.

Data Compression and Storage Solutions

We provide highly integrated semiconductors and board level products that enable OEMs to develop high performance computing, storage and networking equipment at significantly lower cost and with lower power consumption.

With the rapid growth of data volume and Input/Output (“I/O”) performance of CPUs far outpacing storage I/O performance improvements, overall computing performance is increasingly limited by storage I/O throughput. Data compression is a more cost-effective way to improve I/O throughput compared to other solutions such as Solid State Disks or distributed parallel systems. Our chips and boards can achieve compression throughput of between 10Gbps to 40Gbps and beyond at a fraction of the cost and power consumption of alternative approaches. We enable storage vendors to improve storage efficiency with much lower cost and lower power as compared to their alternate architecture choice of utilizing general purpose CPUs. Our solution off-loads specific tasks from the general purpose CPU by providing compression and hashing technology in a single pass with low latency to reduce and de-duplicate data at very high throughput. Deployment of our devices can be found in storage appliances such as primary storage, data protection and remote replication.

Networking equipment vendors utilize our products for bandwidth optimization and security. As more companies migrate applications to the Cloud there is an increasing need by cloud service providers to secure and optimize the connection between the Cloud and their customers. Our devices enable networking equipment vendors to supply cloud infrastructure with competitive advantages in cost and power. Our compression technology can be used in wide area network optimization to improve bandwidth, and our high throughput security technology is used in public-key handshakes and symmetric encryptions for secure sockets layer and internet protocol security connections to secure traffic.

Our devices and board level products are supported by our software development kit (“SDK”) and also by an open-source Exalerator solution software kit. These software kits are designed to enable a fast development and integration cycle. Our devices together with SDK and Exalerator software kits have been widely deployed at several leading computing, storage and networking vendors.

Communications Components

We provide high performance communications products for the transmission of digital data through global service provider networks. Conforming to international standards for copper, fiber optic and wireless protocols, our broad portfolio of Plesiochronous Digital Hierarchy (“PDH”), Synchronous Optical NETwork (“SONET”) and Synchronous Digital Hierarchy (“SDH”) products enable the delivery of highly reliable, value added communication services.

SONET and SDH protocols are the backbone of today’s high capacity, long distance communications networks. Our portfolio of SONET/SDH products process data at speeds from 155Mbps to 40Gbps for the efficient transport of digital data over fiber optic networks. Products include mixed signal clock and data recovery circuits, transceivers, protocol framers and service mappers. Our high density, high integration products offer significant flexibility in line card design while providing cost, area and power savings over alternative solutions.

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

High Performance Analog Components

The demand for signal amplification, conditioning and conversion is a required part of any system given the real world is analog, connecting sight, touch and sound. With our acquisition of Cadeka Microcircuits LLC (“Cadeka”), we have over 250 products that range from amplifiers to data converters with emphasis on either high precision or high speed. Our portfolio of products includes instrumentation, low noise, high speed and hybrid amplifiers, as well as high speed analog-to-digital converters (“ADCs”) and digital-to-analog converters. As a performance leader, we offer the industry’s lowest noise and distortion amplifiers, and the industry’s lowest power consumption high speed ADCs. Our amplifier and data converter products are designed to meet the needs of various industrial, medical, and video applications.

Video Processor Solutions

Our video processor solutions offering is focused on the fast-growing surveillance industry. We offer chip- and board-level solutions for a wide variety of surveillance products including IP Cameras, DVRs, Hybrid NVRs and video streamers. We are also leaders in new methods of video transmission including aCVI, which is a method to transmit high-definition video over legacy coax cables.

The surveillance industry is demanding ever increasing pixel counts growing from standard definition video, to high definition, to 4K (“Ultra HD”) (from 345 thousand to 8 million pixels). Our video processors can be configured to handle multiple standard definition video streams or a single 4K video stream, depending on the application.

The industry is also adopting video analytics and our unique architecture is particularly well suited for the complex computational task of analyzing live video for threats or abnormalities.

Our software stack is optimized for the unique needs of the surveillance industry and has been production proven by the industry's largest manufacturers for over six years.

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

Expand Product Portfolio— We have developed a strong presence in the data and telecommunications, networking and storage, industrial control and automation markets where we have industry leading customers and proven technological capabilities. Our design expertise has enabled us to offer a diverse portfolio of both industry standard and proprietary products serving a range of connectivity, power management and signal path needs. Our extensive product portfolio provides the framework for customers to work with many of our products on a single board design. Our ability to serve the various needs of a customer’s system enables us to meet procurement and support demands by providing a single point of contact for applications support and supply chain management while reducing its number of vendors.

Grow Market Share with System Solutions—We create systems solutions by coupling system expertise, software and advanced silicon integration to provide an optimized solution that is designed to be technically compelling and cost effective, resulting in distinctive device and system products like XRP9711 power modules, and Panther I and Panther II-based compression cards. These solutions and others provide platform-level engagements that involve software and hardware integration, resulting in a cohesive bond with customers.

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

Use Standard Complementary Metal Oxide Semiconductor (“CMOS”) and Bipolar CMOS-DMOS (“BCD”) Process Technologies to Provide Compelling Price/Performance Solutions — We design our products to be manufactured using standard CMOS, Bipolar and BCD processes. We believe that these processes are proven, stable and predictable and benefit from the extensive semiconductor-manufacturing infrastructure devoted to CMOS, Bipolar and BCD processes. In certain specialized cases, we may use other process technologies to take advantage of their performance characteristics.

Employ Fabless Semiconductor Model—We have long-standing relationships with third-party wafer foundries and assembly and test subcontractors to manufacture our ICs. Our fabless approach allows us to avoid substantial capital spending, obtain competitive pricing, minimize the negative effects of industry cycles, reduce time-to-market, reduce technology and product risks, and facilitate the migration of our products to new CMOS, Bipolar and BCD process technologies. By employing the fabless model, we can focus on our core competencies in product design, development and support, as well as on sales and marketing.

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

Sales and Customers

We sell our products globally through both direct and indirect channels. In the United States we have our own direct sales force and are also represented by 21 independent sales representatives, three independent non-exclusive distributors, and three catalog distributors. We currently have domestic presences in Delaware, Georgia, Illinois, Texas and California.

Internationally, we are represented in Canada, Europe and Asia by our wholly-owned foreign subsidiaries and international support offices in Canada, China, France, Germany, Hong Kong, Japan, South Korea, Taiwan and the United Kingdom. In addition to these offices, approximately 27 independent sales representatives and other independent, non-exclusive distributors represent us internationally. The percentage of our net sales represented by certain geographies is as follows:

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
China	35%	34%	34%
United States	29%	26%	26%
Singapore	11%	11%	11%
Germany	9%	10%	10%
Japan	5%	5%	5%
Europe (excluding Germany)	3%	4%	4%
Rest of world	8%	10%	10%
Total net sales	100%	100%	100%

We expect international sales to continue to be a significant portion of our net sales in the future. All of our sales to foreign customers are denominated in U.S. dollars. For a detailed description of our sales by geographic regions, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations, Net Sales by Geography” and Part II, Item 8—“Notes to Consolidated Financial Statement, Note 19—Segment and Geographic Information.” For a discussion of the risk factors associated with our foreign sales, see Part I, Item 1A—“Risk Factors—‘Our engagement with foreign customers could cause fluctuations in our operating results, which could materially and adversely impact our business, financial condition and results of operations’. ”

We sell our products to OEMs or their designated subcontract manufacturers and distributors (affiliated and unaffiliated) who buy our products and resell to their customers throughout the world. The following distributors accounted for 10% or more of our net sales in the fiscal years indicated below:

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Distributor A	27%	30%	31%
Distributor B	21%	11%	11%
Distributor C	12%	10%	*

*	Net sales for this distributor for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of our net sales in fiscal years 2014, 2013 or 2012.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated below:

	March 30, 2014	March 31, 2013
Distributor B	17%	20%
Distributor A	16%	21%
Distributor D	14%	11%
Distributor C	12%	*

*	Net accounts receivable for this distributor for this period were less than 10% of our net accounts receivables.

No other distributor or customer accounted for 10% or more of our net accounts receivable as of March 30, 2014 or March 31, 2013.

Manufacturing

We outsource all of our fabrication and assembly, as well as the majority of our testing operations. This fabless manufacturing model allows us to focus on product design, development and support as well as on sales and marketing.

Our products are manufactured using standard CMOS, bipolar, bipolar CMOS (“BiCMOS”) and BCD process technologies. We use wafer foundries located in the United States, Europe, and Asia to manufacture our semiconductor wafers.

Most of our semiconductor wafers are shipped directly from our foundry partners to our subcontractors in Asia for wafer test and assembly where the wafers are cut into individual dies and packaged. Independent contractors in China, Indonesia, Malaysia and Taiwan perform most of our assembly work. Final test and quality assurance are performed at our subcontractors’ facilities in Asia or at our Fremont, California facility. Most of our board products are manufactured in the United States. All of our primary manufacturing partners are certified to ISO 9001:2008.

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

Our research and development efforts will continue to focus on developing high performance analog, digital and mixed-signal solutions addressing the high-bandwidth requirements of communications and storage systems OEMs and the high-current, high-voltage, ultra-low voltage, high precision or high speed requirements of interface, power management and signal path OEMs.

We make investments in advanced design tools, design automation and high performance intellectual property libraries while taking advantage of readily available specialty intellectual property through licensing or purchases. We also augment our skill sets and intellectual property through university collaboration, incorporating talent through acquisition and by accessing needed skills with off-campus design centers. We continue to pursue the development of design methodologies that are optimized for reducing design cycle time and increasing the likelihood of first-time success. In addition to the United States, we have a substantive research and development presence in the People’s Republic of China (“PRC”) and have a research and development presence in Toronto, Canada. We invested an aggregate of $27.0 million, $22.4 million and $35.0 million on research and development in fiscal years 2014, 2013 and 2012, respectively. For further explanation of our research and development expenses, please see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe that the principal competitive factors in the market segments in which we operate are:

•	time-to-market;

•	product innovation;

•	product performance, quality, reliability, cost and features;

•	customer requirements, support, services and engagements;

•	price;

•	rapid technological change;

•	number of design wins released to production;

•	lowering total system cost; and

•	compliance with and support of industry standards.

We compete with many other companies and many of our current and potential competitors may have certain advantages over us such as:

•	longer presence in key markets;

•	greater brand recognition;

•	more secure supply chain;

•	access to larger customer bases;

•	broader product offerings;

•	deeper engagement with customers;

•	stronger financial position and liquidity; and

•	significantly greater sales, marketing, development, and other resources.

Competitors in our Industrial & Embedded Systems and Communications Infrastructure markets include companies such as Analog Devices, Inc., Integrated Device Technology, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, Monolithic Power Systems, NXP B.V., Richtek, Silicon Labs, Texas Instruments Incorporated, Vitesse Semiconductor Corporation, Ambarella, Inc. and HiSilicon Technologies Co., Ltd. Our competitors in the Networking & Storage market include companies such as Cavium Networks and Intel. See Part I, Item 1A—“Risk Factors—‘If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share’.”

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

Intellectual Property Rights

To protect our intellectual property, we rely on a combination of patents, mask work registrations, trademarks, copyrights, trade secrets, and employee and third-party nondisclosure agreements. As of March 30, 2014, we have 202 patents issued and 15 patent applications pending in the United States and 40 patents issued and 25 patent applications pending in various foreign countries. Our existing patents will expire between 2014 and 2031, or sooner if we choose not to pay renewal fees. We may also enter into license agreements or other agreements to gain access to externally developed products or technologies. While our intellectual property is critically important, we do not believe that our current or future success is materially dependent upon any one patent or technology.

Despite our protection efforts, we may fail to adequately protect our intellectual property. Others may gain access to our trade secrets or disclose such trade secrets to third parties without our knowledge. Some or all of our pending and future patent applications may not result in issued patents that provide us with a competitive advantage. Even if issued, such patents, as well as our existing patents, may be challenged and later determined to be invalid or unenforceable. Others may develop similar or superior products without access to or without infringing upon our intellectual property, including intellectual property that is protected by trade secrets and patent rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured, used or sold, including Asia, Europe, the Middle East and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

Acquisitions

On April 26, 2014, we signed a definitive agreement (“Merger Agreement”) to acquire Integrated Memory Logic Limited (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market. The iML acquisition supports Exar's strategy of building a large scale diversified analog mixed-signal business. Under the terms of the transaction, Exar's subsidiary (“Sub”) has commenced a tender offer to acquire all of the outstanding shares of iML for NT$91.00 (approximately US$3.00) per iML share in cash and acquire any remaining shares at NT$91.00 per share pursuant to a follow-on merger. On May 29, 2014, Sub completed the offer. 68,319,091 shares (the “Accepted Shares”) were validly tendered in the offer, representing approximately 92% of iML’s outstanding shares. The persons from whom the Accepted Shares were acquired were the shareholders of iML. Sub will pay an aggregate purchase price of NT$6.2 billion (approximately US$206.0 million) to iML shareholders for the tendered shares. Pursuant to the terms and conditions set forth in the Merger Agreement, Sub intends to conduct a second-step merger in which Sub will merge with and into iML and the remaining outstanding shares will be converted into the right to receive NT$91.00 per share in cash. When complete, the gross transaction value is currently estimated to be NT$6.8 billion (approximately US$224.0 million), or NT$2.8 billion (approximately US$92.0 million), net of cash acquired. After the closing, iML will become a wholly owned subsidiary of Exar and iML stock will cease trading on the Taiwan Stock Exchange. Exar financed the acquisition of the shares with a combination of cash on hand and a new $90.0 million senior secured bridge loan facility. Stifel Financial Corp. has provided Exar a commitment letter to provide Exar up to $90.0 million in senior secured bridge loans. The commitment letter is subject to customary conditions to consummation.

Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing. As such, it is impracticable for us to make certain business combination disclosures at this time. We are unable to present the acquisition date fair value of and information related to assets acquired and liabilities assumed. We plan to provide this information in our quarterly report on Form 10-Q for the quarter ending June 29, 2014.

On January 14, 2014, we completed the acquisition of Stretch, Inc. (“Stretch”), a provider of software configurable processors supporting the video surveillance market. Stretch’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning January 14, 2014.

On July 5, 2013 we completed the acquisition of Cadeka, a provider of high precision analog ICs for use in industrial and high reliability applications. Cadeka’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning July 5, 2013.

On March 22, 2013, we completed the acquisition of substantially all of the assets of Altior Inc. (“Altior”), a developer of data management solutions in Eatontown, New Jersey. Altior’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 23, 2013.

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”). Galazar, based in Ottawa, Ontario, Canada, was a fabless semiconductor and software supplier focused on carrier grade transport over telecom networks. Galazar’s product portfolio addressed transport of a wide range of networking and telecom services including Ethernet, TDM, Fiber Channel and video over SONET/SDH, PDH and Optical Transport networks (“OTN”). On February 1, 2012 we terminated development of OTN products and ceased operations in Ottawa.

Employees

As of March 30, 2014, we employed 312 full-time employees, with 143 in research and development, 46 in operations, 79 in marketing and sales and 44 in administration. Of the 312 employees, 110 are located in our international offices. See Part I, Item 1A—“Risk Factors—‘We depend in part on the continued service of our key engineering and management personnel and our ability to identify, hire, incentivize and retain qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted’. ” None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage due to labor issues.

Available Information

We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Those Reports and statements: (1) may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549; (2) are available at the SEC’s Internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC; and (3) are available free of charge through our website (www.exar.com) as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of such documents may be requested by contacting our Investor Relations Department at (510) 668-7201 or by sending an e-mail through the Investor Relations page on our website. Information on our website is not incorporated by reference into this Annual Report.

Executive Officers of the Registrant

Our executive officers and their ages as of May 30, 2014, are as follows:

Name	Age	Position

Louis DiNardo	54	President, Chief Executive Officer and Director
Steve Bakos	47	Senior Vice President, Worldwide Sales and Marketing
Robert K. Beachler	50	Vice President, Corporate Marketing and Business Development
Ryan A. Benton	43	Senior Vice President and Chief Financial Officer
Parviz Ghaffaripour	50	Senior Vice President and General Manager, Component Products
Diane Hill	57	Vice President, Human Resources
Craig Lytle	50	Senior Vice President, Systems Solution Products
Thomas R. Melendrez	60	General Counsel, Secretary and Senior Vice President
Todd Smathers	65	Senior Vice President, Worldwide Operations

Louis DiNardo was appointed President, Chief Executive Officer and Director as of January 3, 2012. Prior to joining us, he was a Partner at Crosslink Capital, a stage-independent venture capital and growth equity firm based in San Francisco, which he joined in January of 2008, and focused on semiconductor and alternative energy technology investment in private companies. Mr. DiNardo was a partner at VantagePoint Venture Partners from January of 2007 through January of 2008. Mr. DiNardo was President and Chief Operating Officer at Intersil Corporation from January 2006 through October 2006 and prior to his promotion, Mr. DiNardo held the position of Executive Vice President of the Power Management Business. He held the position of President and CEO as well as Co-Chairman of the Board of Directors at Xicor Corporation (“Xicor”), a public company, from 2000 until Intersil acquired the company in July of 2004. Mr. DiNardo spent thirteen years at Linear Technology where he was Vice President of Worldwide Marketing and General Manager of the Mixed-Signal Business Unit. He began his career in the semiconductor industry at Analog Devices Incorporated where he served for eight years in a variety of technical and management roles. Mr. DiNardo holds a B.A. from Ursinus College, 1981. Mr. DiNardo has held executive leadership positions with and served on the Board of Directors of a variety of privately held and public technology companies.

Steve Bakos was appointed Senior Vice President, Worldwide Sales and Marketing in July of 2012. Mr. Bakos has nearly 25 years of experience in analog and mixed signal sales and marketing, including over 10 years of executive management experience. Mr. Bakos began his sales career at National Semiconductor. Mr. Bakos spent the next 11 years at Linear Technology where he held various sales and marketing management positions. In 2002, he joined Xicor as Vice President of Worldwide Sales until the company was acquired by Intersil in July of 2004. At Intersil, he was appointed Vice President of Sales for the Americas and Global Distribution 2004 until 2006. Mr. Bakos served as Senior Vice President of Marketing and Sales for Active-Semi from 2008 to 2010 and Vice President of Sales with SiTime from 2010 to 2011. Prior to joining Exar, Mr. Bakos served as Vice President of Worldwide Sales at Conexant Systems from 2011 to 2012. Mr. Bakos holds a Bachelor of Science in Engineering from Cornell University, Ithaca, NY.

Robert K. Beachler was appointed Vice President, Corporate Marketing and Business Development in April 2014. He was appointed as Vice President of Marketing and Systems Design of Processor Products in January 2014 following the Stretch Inc. acquisition. A long-time veteran of the semiconductor industry, he has broad experience across all facets of marketing and corporate business development disciplines in both start-up and public company environments. Mr. Beachler joined Stretch in May 2006 as Vice President of Marketing, and prior to joining Stretch he was with Altera Corporation for over 15 years. While at Altera, he led successful worldwide product launches that broke awareness records for FPGA products and software; led new product architecture development for the industry's best-selling programmable logic family and design automation tools; and held titles including Senior Director of the Intellectual Property Business Unit, Senior Director of Business Development, Senior Director of Software Tools Marketing, and Director of Strategic Marketing and Communications. Early in his Altera career he led product planning and applications engineering teams. Mr. Beachler received a Bachelor's of Science in Electrical Engineering from The Ohio State University (Columbus), has served on the board of directors for the Virtual Socket Initiative Alliance and has been a board observer for a number of start-up semiconductor and electronic design automation (“EDA”) companies.

Ryan A. Benton was appointed Senior Vice President and Chief Financial Officer in December of 2012. Prior to joining the Company, Mr. Benton was Chief Financial Officer of SynapSense located in Folsom, California, a private venture backed company serving the Data Center Infrastructure Management market. Prior to SynapSense, from February 2007 until May 2012, Mr. Benton was Chief Financial Officer of SoloPower Inc, a manufacturer of thin-film solar cells and flexible solar modules, located in San Jose, California. From November 2004 until February 2007, Mr. Benton served as a financial consultant for the United States subsidiary of ASM International NV in Phoenix, Arizona, a semiconductor capital equipment company, where he supported acquisitions and integration process. He also served as Chief Financial Officer for PB Unlimited, an advertising specialty manufacturer located in the Dallas-Fort Worth area, from April 2002 through November 2004. Mr. Benton served as corporate controller for eFunds, which was a public company located in Scottsdale, Arizona that provides information technology solutions for the financial service industry, where he was employed from September 2000 until March 2002. Mr. Benton received his B.A. from the University of Texas.

Parviz Ghaffaripour was appointed Senior Vice President and General Manager, Component Products in May of 2013. He brings to Exar over 29 years of analog mixed-signal experience during which time he built and grew leading profitable businesses. Mr. Ghaffaripour most recently served as CEO of Akros Silicon from 2008 to 2013, a privately funded power management company located in Sunnyvale, California. Prior to Akros, he was Chief Operating Officer at Advanced Analogic Technologies (now Skyworks). Mr. Ghaffaripour has held executive management and technical roles at Maxim Integrated Products and National Semiconductor. Mr. Ghaffaripour began his career at Exar in 1984 as an analog IC designer. He earned his B.S.E.E. at the University of California, Berkeley, his M.S.E.E. at Santa Clara University, executive degrees in Business Administration at Stanford University and Western Ontario, and he holds four patents.

Diane Hill was appointed Vice President, Human Resources in April of 2010. With over 30 years of human resources experience, including 20 in the semiconductor industry, Ms. Hill is responsible for developing and implementing all global and regional human resources policies and programs at Exar. Since joining us in September 2000, Ms. Hill has held various senior Human Resources positions prior to her current role, including Division Vice President, Director and Senior Manager. Previously, Ms. Hill held various management positions at Daisy Systems Corporation, a manufacturer of computer hardware and EDA, from October 1987 to April 1990 and Teledyne MEC, a subsidiary of Teledyne Technologies, Inc., from August 1979 to October 1987. Ms. Hill holds a BA in Psychology from the University of California at Santa Barbara.

Craig Lytle was appointed Senior Vice President, Systems Solutions Products in January of 2014 following the Stretch Inc. acquisition, where he had served as Chief Executive Officer since 2006. Mr. Lytle brings over 20 years of experience in the semiconductor market with expertise in the FPGA, processors, communications, and video market segments. Prior to Stretch, he was Vice President System Engineering at Altera Corporation. Mr. Lytle joined Altera as an Applications Engineer in 1986. From there he became Altera's first FAE and then rose through the sales, engineering, product planning, marketing and executive ranks. Mr. Lytle holds a BS in Electrical Engineering from Stanford University and a BA in Management Engineering from Claremont McKenna College.

Thomas R. Melendrez joined us in April of 1986 as our Corporate Attorney. He was promoted to Director, Legal Affairs in July 1991, and again to Corporate Vice President, Legal Affairs in March 1993. In March 1996, he was promoted to Corporate Vice President, General Counsel and in June 2001, he was appointed Secretary. In April 2003, he was promoted to General Counsel, Secretary and Vice President of Business Development and in July 2005, he was promoted to Senior Vice President, Business Development. In April 2007, he was promoted to his current position as General Counsel, Secretary and Senior Vice President. Mr. Melendrez has over 25 years of legal experience in the semiconductor and related industries and he received a BA from the University of Notre Dame, a JD from University of San Francisco and an MBA from Pepperdine University.

Todd Smathers was appointed Senior Vice President, Worldwide Operations in March of 2012. Mr. Smathers has over 40 years of experience in analog and mixed-signal technology and product development. He served as Vice President of Operations at Intersil and Xicor, which was acquired by Intersil in 2004. Prior to joining Xicor, Mr. Smathers was General Manager of the Mixed Signal Business Unit at Linear Technology Corporation where he had previously served in a variety of management and executive roles since the company's founding in 1981. Mr. Smathers holds a Bachelor of Science in Electrical Engineering degree from Clemson University.

ITEM 1A.	RISK FACTORS

The following factors describe risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price of our common stock. The risks and uncertainties described below should not be considered to be a complete statement of all potential risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we do not currently consider material may also harm our business, financial condition, results of operations or the market price of our common stock. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our financial results may fluctuate significantly because of a number of factors, many of which are beyond our control.

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the general economy and the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of components from suppliers due to limited visibility into customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization and amortization of unabsorbed manufacturing costs;

•	the impact of our revenue recognition policies on reported results;

•	warranty costs related to our product sales;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners;

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on products with few customers and/or distributors;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	demand disruption if customers change or modify their complex subcontract manufacturing supply chain;

•	demand disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by us or by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials, services or processing capabilities, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of products or manufacturing processes to or between our subcontractors;

•	fluctuations in the product quality or manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or inventory becomes obsolete;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses (“NOLs”) prior to their statutory expiration;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights;

•	change in fair value of contingent consideration; and/or

•	changes in or continuation of certain tax provisions.

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

Because our customers, suppliers and other business partners are in many countries around the world, we must monitor general global conditions for impact on our business. Economies throughout global regions continue to be volatile and, in many countries, inconsistent with trends in the U.S. or other stable economies. In Europe uncertainty continues regarding the ability of certain countries to service their level of debt. In recent quarters in China and certain other Asian countries growth has continued but at a slower pace than earlier in the recovery. Unstable political conditions in individual countries or across regions can also impact our business.

We cannot predict the timing, severity or duration of any economic slowdown or pace of recovery or the impact of any such events on our vendors, customers or us. If the economy or markets in which we operate deteriorate from current levels, many related factors could have a material adverse effect on our business, operating results, and financial condition, including the following:

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

•

potential shutdowns on a temporary or permanent basis or over capacity constraints by our third-party foundry, assembly and test subcontractors could result in longer lead-times, higher buffer inventory levels and degraded on-time delivery performance; and/or

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

We have undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	the possibility of litigation arising from or in connection with these acquisitions;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances;

•	the possibility of planned acquisitions failing to materialize and not realizing anticipated benefits; and/or

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	exposure to foreign exchange risk associated with acquisition consideration denominated in foreign currencies;

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of product manufacturing flows and supply chains of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience or where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets; and/or

•	incurring large and immediate write-offs of assets.

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

We have acquired and may in the future acquire intellectual property in order to expand our serviceable markets, accelerate our time to market, and to gain market share for new and existing products. Acquisitions of intellectual property may involve risks relating to, among other things, valuation of innovative capabilities, successful technical integration into new products, loss of key technical personnel, compliance with contractual obligations, market acceptance of new product features or capabilities, and achievement of planned return on investment. Successful technical integration in particular requires a variety of capabilities that we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skills to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs, which could materially and adversely impact our business, financial condition and results of operations.

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on CMOS processes, bipolar processes, BiCMOS and BCD processes. Our foundries produce semiconductors for many other companies (many of which have greater volume requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we have from time to time, experienced extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

New and current process technologies or products can be subject to wide variations in manufacturing yields and efficiency. Our foundries or the foundries of our suppliers may experience unfavorable yield variances or other manufacturing problems that result in product introduction or delivery delays. Further, if the products manufactured by our foundries contain production defects, reliability issues or quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may cancel orders, assert product warranty or damage claims, or be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these errors and defects could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

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

Furthermore, any reduction or discontinuance, either on a permanent or temporary basis, of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products, lost sales opportunities, and increased costs. Any delays or shortages would likely materially and adversely impact our business, financial condition and results of operations. In particular, the products produced from the wafers manufactured by our supplier in Hangzhou, China currently constitute a significant part of our total revenue, and so any delay, reduction or elimination of our ability to obtain wafers from this supplier could materially and adversely impact our business, financial condition and results of operations.

Our reliance on our wafer foundries, assembly and test subcontractors and board assembly subcontractors involves the following risks, among others:

•

a manufacturing disruption or reduction or elimination of any existing source(s) of semiconductor manufacturing materials or processes, which might include the potential temporary or permanent closure, product and /or process discontinuation, change of ownership, change in business conditions or relationships, change of management or consolidation by one of our foundries;

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

•	manufacturing quality control or process control issues, including reduced control over manufacturing yields, production schedules and product quality;

•	potential misappropriation of our intellectual property;

•	disruption of transportation to and from Asia where most of our foundries and subcontractors are located;

•	political, civil, labor or economic instability;

•	embargoes or other regulatory limitations affecting the availability of raw materials or equipment, or changes in tax laws, tariffs, services and freight rates; and/or

•	compliance with U.S., local or international regulatory requirements.

Other additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	our board level product volume may not be attractive to preferred manufacturing partners, which could result in higher pricing, extended lead times or having to qualify an alternative vendor;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	inventory and delivery management issues relating to hub arrangements;

•	entry into “take-or-pay” agreements subjecting us to high fixed costs; and/or

•	limited warranties from our subcontractors for products assembled and tested for us.

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

Our future success depends on the continued service of our key design, engineering, technical, sales, marketing and executive personnel and our ability to identify, hire, motivate and retain such qualified personnel, as well as effectively and quickly replace key personnel with qualified successors with competitive incentive compensation packages.

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

Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. In making employment decisions, particularly in the semiconductor industry and the geographies where our employees are located, a key consideration of current and potential employees is the value of the equity awards they receive in connection with their employment. If we are unable to offer employment packages with a competitive equity award component, our ability to attract highly skilled employees would be harmed. In addition, volatility in our stock price could result in a stock option’s exercise price exceeding the market value of our common stock or a deterioration in the value of restricted stock units granted, thus lessening the effectiveness of stock-based awards for retaining and motivating employees. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has decreased, may make it more difficult to retain and motivate employees. Because of the number of shares available under our 2006 Equity Incentive Plan is inadequate to provide for future equity awards and incentives, we intend to seek stockholder approval of the 2014 Equity Incentive Plan. Stockholder approval is necessary to our continued success. Consequently, we may not continue to successfully attract and retain key employees, which could have an adverse effect on our business, financial condition and results of operations.

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

A significant portion of the purchase price for any business combination may be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. As required by U.S. generally accepted accounting principles, the excess purchase price, if any, over the fair value of these assets less liabilities typically would be allocated to goodwill. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual analysis of our goodwill at the reporting unit level in the fourth quarter of our fiscal year.

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

The complexity of our products may lead to errors and defects, which could subject us to significant costs or damages and adversely affect market acceptance of our products.

Although we, our customers and our suppliers rigorously test our products, they may contain undetected errors, performance weaknesses or errors or defects when first introduced, or as new versions are released when manufacturing or process changes are made. If any of our products contain design or production defects, reliability issues or quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to design in or buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these errors or defects could interrupt or delay sales of affected products, which could materially and adversely affect our business, financial condition and results of operations.

If errors or defects are discovered after commencement of commercial production, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other business development efforts. We could also incur significant costs to repair or replace defective products or may agree to be liable for certain damages incurred. These costs or damages could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 30, 2014, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 10% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Further, Future, our largest distributor, is an affiliate of Alonim, and Pierre Guilbault, executive vice president and chief financial officer of Future, is a member of our board of directors. These relationships could also result in actual or perceived attempts to influence management or take actions beneficial to Future which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide to other distributors because of its relationship with us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

Earthquakes and other natural disasters, may damage our facilities or those of our suppliers and customers.

The occurrence of natural disasters in certain regions, such as the natural disasters in Asia, could adversely impact our manufacturing and supply chain, our ability to deliver products on a timely basis (or at all) to our customers and the cost of or demand for our products. Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity and is approximately 170 miles from a nuclear power plant. In addition, some of our other offices, customers and suppliers are in locations, which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our offices, our operations could be disrupted. Similarly, a major earthquake or other natural disaster, such as recent earthquakes in Japan or flooding in Thailand, affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

Our information systems are designed to maintain and protect our customers’, suppliers’ and employees’ confidential and business intelligence data as well as our proprietary information and technology. We may experience cyber-attacks and other security breaches, and as a result, unauthorized parties may obtain access to our information systems. Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims or harm our or business partner’s competitive position. Any significant system or network disruption, including but not limited to, new system implementations, computer viruses or worms, security breaches or unexpected energy blackouts could have a material adverse impact on our operations, sales and operating results. Maintaining the security integrity of our enterprise network is paramount for us, our customers and our suppliers. We have implemented measures to manage, monitor and detect our risks related to such disruptions, but despite precautionary efforts such disruptions could still occur and negatively impact our operations and financial results. In addition, we may incur additional costs to remedy any damages caused by these disruptions or security breaches.

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

On an on-going basis, we use estimates and judgment to evaluate valuation of inventories, income taxes, intangible assets, goodwill, long-lived assets and contingent consideration liabilities in preparing our consolidated financial statements. Actual results could differ from these estimates and material effects on operating results and financial position may result.

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

We have acquired significant NOL carryforwards as a result of our acquisitions. The utilization of acquired NOL carryforwards is subject to the IRS’s complex limitation rules that carry significant burdens of proof. Limitations include certain levels of a change in ownership. As a publicly traded company, such change in ownership may be out of our control. Our eventual ability to utilize our estimated NOL carryforwards is subject to IRS scrutiny and our future results may not benefit as a result of potential unfavorable IRS rulings.

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

We may be exposed to additional credit risk as a result of concentrated customer revenue.

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

In August 2012, the U.S. Securities and Exchange Commission (“SEC”) issued final rules for compliance with Section 1502 of the Dodd-Frank Act, and outlined what U.S. publicly-traded companies have to disclose regarding their use of conflict minerals in their products. According to the rule, companies that utilize any of the 3TG (tin, tantalum, tungsten and gold) and other listed minerals in their products need to conduct a reasonable country of origin inquiry to determine if the minerals are coming from the conflict zones in and around the Democratic Republic of Congo. The first filings were due June 2, 2014 for calendar year 2013. The implementation of these new regulations may limit the sourcing and availability of some metals used in the manufacture of our products and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes or sources of supply due to the foregoing requirements or pressures.

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

We also lease smaller facilities in Canada, China, South Korea, Malaysia, Taiwan and the United States, which are occupied by administrative offices, sales offices, design centers and FAEs.

Based upon our estimates of future hiring and planned expansion including future acquisitions we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

ITEM 3.	LEGAL PROCEEDINGS

Information required by this item is set forth in Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 17—Legal Proceedings ” of this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to July 29, 2013, our common stock was listed and traded on the NASDAQ Global Select Market (the “NASDAQ”) under the ticker symbol “EXAR”. Our common stock was approved for listing on the New York Stock Exchange (the “NYSE”), and on July 29, 2013, we began trading our common stock on the NYSE. Our common stock has continued to trade on the NYSE under the ticker symbol “EXAR.” Our common stock ceased trading on the NASDAQ effective at the close of the market on July 26, 2013.

The following table set forth the range of high and low sales prices of our common stock for the periods indicated, as reported by NASDAQ and NYSE.

	Common Stock Price
	High	Low
Fiscal year 2014
Fourth quarter ended March 30, 2014	$12.55	$10.67
Third quarter ended December 29, 2013	13.74	11.38
Second quarter ended September 29, 2013	13.85	10.80
First quarter ended June 30, 2013	11.72	10.00

Fiscal year 2013
Fourth quarter ended March 31, 2013	$11.97	$8.59
Third quarter ended December 30, 2012	9.02	7.50
Second quarter ended September 30, 2012	8.46	7.26
First quarter ended July 1, 2012	8.51	7.51

The closing sales price for our common stock on June 9, 2014, was $11.03 per share. As of June 9, 2014, the approximate number of record holders of our common stock was 276 (not including beneficial owners of stock held in street name).

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Stock Price Performance (1)

The following table and graph shows a five-year comparison of cumulative total stockholder returns for Exar, The NASDAQ Composite Index, and The NASDAQ Electronic Components Index (SIC code 3670-3679). The table and graph assumed the investment of $100 in our common stock and these indices at market close on March 27, 2009 and that all dividends, if any, were reinvested. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return as of
	March 29, 2009	March 28, 2010	March 27, 2011	April 1, 2012	March 31, 2013	March 30, 2014
Exar Corporation Stock	$100.00	$118.64	$98.54	$136.14	$170.18	$189.79
NASDAQ/NYSE Composite Index	100.00	158.32	185.39	210.13	226.02	296.17
NASDAQ/NYSE Electronic Components Index	100.00	158.85	184.71	189.24	177.48	239.48

(1)

This graph and data are not “soliciting material,” are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of Exar Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless specifically and expressly incorporated by reference, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Purchases of Equity Securities by the Issuer

Stock repurchase activities during the three months ended March 30, 2014 were as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
December 30 - January 26	122,070	$11.61	122,070
January 27 - February 23	324,171	11.05	324,171
Total	446,241		466,241	$52,811

(1) On August 28, 2007, we announced the approval of a share repurchase plan under which we were authorized to repurchase up to $100.0 million of our common stock. On July 9, 2013, we announced the approval of a share repurchase program under which we were authorized to repurchase an additional $50.0 million of our common stock. There are no expiration dates under the programs. Shares are retired upon repurchase.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein (in thousands, except per share amounts).

	As of and For the Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012	March 27, 2011	March 28, 2010
Consolidated statements of operations data:
Net sales	$125,322	$122,026	$130,566	$146,005	$134,878
Gross profit	50,654	55,687	55,924	63,997	63,382
Loss from operations	(3,701)	(583)	(30,593)	(40,018)	(33,990)
Net income (loss)	5,801	(2,882)	(28,056)	(35,668)	(28,110)

Net income (loss) per share:
Basic	$0.12	$0.06	$(0.63)	$(0.81)	$(0.64)
Diluted	$0.12	$0.06	$(0.63)	$(0.81)	$(0.64)

Shares used in computation of net income (loss) per share:
Basic	47,291	45,809	44,796	44,218	43,584
Diluted	48,823	46,476	44,796	44,218	43,584

Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$167,034	$205,305	$196,382	$200,999	$212,084
Working capital	175,751	203,732	190,878	202,256	208,052
Total assets	302,217	293,168	271,652	298,215	333,314
Long-term obligations	6,696	12,546	9,986	16,399	17,260
Accumulated deficit	(253,667)	(259,468)	(262,350)	(234,294)	(198,626)
Stockholders’ equity	253,375	240,454	223,292	244,579	274,132

On January 14, 2014, July 5, 2013, March 22, 2013, March 16, 2010, and June 17, 2009 we acquired the businesses of Stretch, Cadeka, Altior, Neterion, and Galazar, respectively. Accordingly, the results of operations of Stretch, Cadeka and Altior have been included in our consolidated financial statements since January 14, 2014, July 5, 2013 and March 23, 2013, respectively. On March 4, 2011, we decided to exit the data center virtualization market and therefore, the results of operations of Neterion were included in our consolidated financial statements from March 17, 2010 through March 4, 2011. On February 1, 2012, we decided to discontinue development of products for the OTN market. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 4—Business Combinations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” above and elsewhere in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest, “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding: (1) our future strategies and target market; (2) our future revenues, gross profits and margins; (3) our future research and development (“R&D”) efforts and related expenses; (4) our future selling, general and administrative expenses (“SG&A”); (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months; (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities; (7) the possibility of future acquisitions and investments; (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation; (9) our ability to estimate and reconcile distributors’ reported inventories to their activities; (10) our ability to estimate future cash flows associated with long-lived assets; and (11) the volatile global economic and financial market conditions. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, among others, those identified above under Part I, Item 1A—“Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We disclaim any obligation to revise or update information in any forward-looking statement, except as required by law.

Company Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded Systems, and Communications Infrastructure markets. Exar’s product portfolio includes power management and connectivity components, high performance analog and mixed-signal products, communications products, and data compression and storage solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, enterprise storage systems, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are sold in the United States through a number of manufacturers’ representatives and distributors. Internationally, our products are sold primarily through various regional and country specific distributors, as well as some manufacturers’ representatives. Globally, these channel partners are assisted and managed by our regional sales teams. In addition to our regional sales teams, we also employ a worldwide team of field application engineers (“FAEs”) to work directly with our customers.

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

Fourth Quarter of Fiscal Year 2014 Executive Summary

We experienced a sequential quarterly decrease of 9% in our net sales in the fourth quarter as compared to the third fiscal quarter of 2014. The decrease in net sales as compared to the immediately prior quarter was primarily attributed to supply chain inventory exceeding demand in the networking market, as well as timing issues in certain contracts for proprietary high reliability products and technology licenses. Net income of $0.1 million increased $1.8 million from net loss in the third quarter of fiscal year 2014. The increase in net income as compared to the immediately prior quarter was primarily attributed to the change in fair value of contingent considerations related to the Altior and Cadeka acquisitions. Diluted income per share of $0.00 per share in the fourth quarter of fiscal year 2014 increased $0.03 per share from the basic loss per share in the third quarter of fiscal year 2014. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products.

Acquisitions

On April 26, 2014, we signed a definitive agreement (“Merger Agreement”) to acquire Integrated Memory Logic Limited (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market. The iML acquisition supports Exar's strategy of building a large scale diversified analog mixed-signal business. Under the terms of the transaction, Exar's subsidiary (“Sub”) has commenced a tender offer to acquire all of the outstanding shares of iML for NT$91.00 (approximately US$3.00) per iML share in cash and acquire any remaining shares at NT$91.00 per share pursuant to a follow-on merger. On May 29, 2014, Sub completed the offer. 68,319,091 shares (the “Accepted Shares”) were validly tendered in the offer, representing approximately 92% of iML’s outstanding shares. The persons from whom the Accepted Shares were acquired were the shareholders of iML. Sub will pay an aggregate purchase price of NT$6.2 billion (approximately US$206.0 million) to iML shareholders for the tendered shares. Pursuant to the terms and conditions set forth in the Merger Agreement, Sub intends to conduct a second-step merger in which Sub will merge with and into iML and the remaining outstanding shares will be converted into the right to receive NT$91.00 per share in cash. When complete, the gross transaction value is currently estimated to be NT$6.8 billion (approximately US$224.0 million), or NT$2.8 billion (approximately US$92.0 million), net of cash acquired. After the closing, iML will become a wholly owned subsidiary of Exar and iML stock will cease trading on the Taiwan Stock Exchange. Exar financed the acquisition of the shares with a combination of cash on hand and a new $90.0 million senior secured bridge loan facility. Stifel Financial Corp. has provided Exar a commitment letter to provide Exar up to $90.0 million in senior secured bridge loans. The commitment letter is subject to customary conditions to consummation.

Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing. As such, it is impracticable for us to make certain business combination disclosures at this time. We are unable to present the acquisition date fair value of and information related to assets acquired and liabilities assumed. We plan to provide this information in our quarterly report on Form 10-Q for the quarter ending June 29, 2014.

On January 14, 2014, we completed the acquisition of Stretch, Inc. (“Stretch”), a provider of software configurable processors supporting the video surveillance market. Stretch’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning January 14, 2014.

On July 5, 2013, we completed the acquisition of substantially all of the assets of Cadeka Technologies (Cayman) Holding Ltd., a privately held company organized under the laws of the Cayman Islands and all the outstanding stock of the subsidiaries of Cadeka Technologies (Cayman) Holding Ltd., including the equity of its wholly owned subsidiary Cadeka Microcircuits, LLC, a Colorado limited liability company (“Cadeka”). With locations in Loveland, Colorado, Shenzhen and Wuxi, China, Cadeka designs, develops and markets high precision analog integrated circuits for use in industrial and high reliability applications. Cadeka’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning July 5, 2013.

On March 22, 2013, we completed the acquisition of substantially all of the assets of Altior Inc. (“Altior”), a developer of data management solutions in Eatontown, New Jersey. Altior’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 23, 2013.

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”), a fabless semiconductor company focused on carrier grade transport over telecom networks based in Ottawa, Ontario, Canada. Galazar’s product portfolio addressed transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over Synchronous Optical NETwork and Synchronous Digital Hierarchy (“SONET/SDH”), Plesiochronous Digital Hierarchy (“PDH”) and optical transport network (“OTN”) networks. After assessing our market position, recent changes in the competitive landscape and future prospects, we announced on February 1, 2012 that we had decided to discontinue development of products for the OTN market. We promptly reduced our resources dedicated to our OTN products.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2014, 2013 and 2012 consisted of 52, 52 and 53 weeks, respectively. Fiscal year 2015 will consist of 52 weeks. Fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012 are also referred to as “2014,” “2013,” and “2012,” respectively, unless otherwise indicated.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) capitalized mask set tools; (4) income taxes; (5) stock-based compensation; (6) goodwill; (7) long-lived assets; and (8) valuation of business combinations; each of which is addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 3—Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

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

We derive revenue principally from the sale of our products to distributors and to original equipment manufacturers (“OEMs”) or their contract manufacturers. Our delivery terms are primarily free on board shipping point, at which time title and all risks of ownership are transferred to the customer.

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

Distributors

Agreements with our two primary distributors permit the return of 5% to 6% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 1% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell or purchase for a period not to exceed one year.

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

The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	As of March 30, 2014	As of March 31, 2013
Deferred revenue at published list price	$15,871	$18,652
Deferred cost of revenue	(4,757)	(6,778)
Deferred income	$11,114	$11,874

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

Mask Costs

We incur costs for the fabrication of masks to manufacture our products. If we determine the product technological feasibility has been achieved when costs are incurred, the costs will be treated as pre-production costs and capitalized as machinery and equipment under property, plant and equipment. The amount will be amortized to cost of sales over the estimated production period of the product. If product technological feasibility has not been achieved or the mask is not expected to be utilized in production manufacturing, the related mask costs are expensed to R&D when incurred. We will periodically assess capitalized mask costs for impairment. Total mask costs capitalized was $2.3 million and $1.7 million as of March 30, 2014 and March 31, 2013, respectively. The costs capitalized are amortized over a five year estimated life.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We use the Black-Scholes model to estimate the fair value of our options. The fair value of time-based and performance-based restricted stock units is based on the grant date share price. The fair value of market-based restricted stock units is estimated using a Monte Carlo simulation model. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to the Consolidated Financial Statements, Note 14—Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and equity related transactions during the fiscal year.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire awards, unless the awards are subject to performance or market conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. For the performance-based awards, we recognize compensation expense when it becomes probable that the performance criteria specified in the plan will be achieved. For the market-based awards, compensation expense is not reversed if the market condition is not satisfied. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on our results of operations.

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

Long-Lived Assets

We review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. If our actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

Results of Operations

On June 17, 2009, March 22, 2013, July 5, 2013 and January 14, 2014, we acquired Galazar, Altior, Cadeka and Stretch, respectively. On February 1, 2012, we decided to discontinue development of products for the OTN market and therefore, the results of operations of Galazar were included in our consolidated financial statements from June 18, 2009 through February 1, 2012.

Fiscal years 2014, 2013 and 2012 consist of 52, 52 and 53 weeks, respectively. In the following discussion of the results of operations, the fiscal year 2013 amounts are less than fiscal year 2012 amounts due to the shorter fiscal year length, in addition to the other explanations cited below.

The following table sets forth our financial results as a percentage of total net sales:

	March 30, 2014	March 31, 2013	April 1, 2012

Net Sales	100%	100%	100%
Cost of sales:
Cost of sales	38%	38%	38%
Cost of sales-related party	13%	14%	15%
Amortization of purchased intangible assets and inventory step-up	6%	3%	3%
Warranty Reserve	1%	—	—
Impairment of intangible assets	1%	—	—
Restructuring charges and exit costs	—	—	1%
Total cost of sales	60%	54%	57%
Gross profit	40%	46%	43%
Operating expenses:
Research and development	22%	18%	27%
Selling, general and administrative	26%	27%	30%
Restructuring charges and exit costs	2%	1%	10%
Merger and acquisition costs	2%	—	—
Net change in fair value of contingent consideration	(8)%	—	—
Total operating expenses	43%	46%	66%

Loss from operations	(3)%	—	(23)%
Interest income and other, net	1%	2%	2%
Income (Loss) before income taxes	(2)%	1%	(21)%
(Benefit from) Provision for income taxes	(7)%	(1)%	—
Net income (loss)	5%	2%	(21)%

The following table sets forth our financial results in dollars and the increase (decrease) over prior periods for the periods indicated (in thousands, except percentages):

	March 30, 2014	March 31, 2013	Change

Net Sales	$125,322	$122,026	$3,296	3%
Cost of sales:
Cost of sales	48,067	45,943	2,124	5%
Cost of sales-related party	15,738	16,716	(978)	(6)%
Amortization of purchased intangible assets and inventory step-up	7,600	3,379	4,221	125%
Impairment of intangible assets	1,636	—	1,636	—
Warranty Reserve	1,440	—	1,440	—
Restructuring charges and exit costs	187	301	(114)	(38)%
Total cost of sales	74,668	66,339	8,329	13%
Gross profit	50,654	55,687	(5,033)	(9)%
Operating expenses:
Research and development	27,048	22,376	4,672	21%
Selling, general and administrative	33,055	32,531	524	2%
Restructuring charges and exit costs	2,827	1,253	1,574	126%
Merger and acquisition costs	1,880	110	1,770	1,609%
Net change in fair value of contingent considerations	(10,455)	—	(10,455)	—
Total operating expenses	54,355	56,270	(1,915)	(3)%
Loss from operations	(3,701)	(583)	(3,118)	535%
Interest income and other, net	1,503	2,441	(938)	(38)%
Interest expense	(156)	(165)	9	(5)%
Impairment of long term investment	(323)	—	(323)	—
Income (Loss) before income taxes	(2,677)	1,693	(4,370)	(258)%
Benefit from income taxes	(8,478)	(1,189)	(7,289)	613%
Net income	$5,801	$2,882	$2,919	101%

	March 31, 2013	April 1, 2012	Change

Net Sales	$122,026	$130,566	$(8,540)	(7)%
Cost of sales:
Cost of sales	45,943	49,839	(3,896)	(8)%
Cost of sales-related party	16,716	19,888	(3,172)	(16)%
Amortization of purchased intangible assets	3,379	3,603	(224)	(6)%
Restructuring charges and exit costs	301	1,312	(1,011)	(77)%
Total cost of sales	66,339	74,642	(8,303)	(11)%
Gross profit	55,687	55,924	(237)	—
Operating expenses:
Research and development	22,379	35,006	(12,627)	(36)%
Selling, general and administrative	32,638	38,598	(5,960)	(15)%
Restructuring charges and exit costs	1,253	12,913	(11,660)	(90)%
Total operating expenses	56,270	86,517	(30,247)	(35)%
Loss from operations	(583)	(30,593)	30,010	(98)%
Interest income and other, net	2,441	2,803	(362)	(13)%
Interest expense	(165)	(215)	50	(23)%
Income (Loss) before income taxes	1,693	(28,005)	29,698	(106)%
(Benefit from) Provision for income taxes	(1,189)	51	(1,240)	(2,431)%
Net income (loss)	$2,882	$(28,056)	$30,938	(110)%

Net Sales

The following table shows net sales by end market for the periods indicated (in thousands except percentages):

	March 30, 2014		March 31, 2013		April 1, 2012		2014 vs. 2013 Change	2013 vs. 2012 Change
Net sales:
Industrial and Embedded Systems	$72,458	58%	$63,396	52%	$66,602	51%	14%	(5%)
Networking & Storage	30,594	25%	32,737	27%	27,005	21%	(7%)	21%
Communications Infrastructure	21,808	17%	24,965	20%	35,829	27%	(13%)	(30%)
Other	462	—	928	1%	1,130	1%	(50%)	(18%)
Total	$125,322	100%	$122,026	100%	$130,566	100%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	March 30, 2014		March 31, 2013		April 1, 2012		2014 vs. 2013 Change	2013 vs. 2012 Change
Net sales:
Asia	$71,856	57%	$72,610	60%	$76,906	59%	(1%)	(6%)
Americas	38,197	31%	32,959	27%	34,361	26%	16%	(4%)
EMEA	15,269	12%	16,457	13%	19,299	15%	(7%)	(15%)
Total	$125,322	100%	$122,026	100%	$130,566	100%

Fiscal Year 2014 versus Fiscal Year 2013

Net sales for fiscal year 2014 increased by $3.3 million, or 3%, as compared to fiscal year 2013. The increase was primarily due to higher sales volume in our Industrial and Embedded Systems products in the Americas region associated with the acquisition of new product lines which was partially offset by the reduction in average selling price in the rest of the end markets in the Asia and EMEA region.

Fiscal Year 2013 versus Fiscal Year 2012

Net sales for fiscal year 2013 decreased by $8.5 million, or 7%, as compared to fiscal year 2012. The decrease was primarily due to reduction in average selling price and volume across the end markets except that Networking & Storage products sale volume increased.

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

Fiscal Year 2014 versus Fiscal Year 2013

Gross profit as a percentage of net sales for fiscal year 2014 decreased by approximately 6% compared to fiscal year 2013. The decrease was primarily due to inclusion of amortization expense related to Altior, Cadeka and Stretch purchased intangible assets and impairment charges of intangible and related inventory write down in fiscal year 2014 and unfavorable product mix offset by the successful cost reduction efforts which began in fiscal year 2013.

Fiscal Year 2013 versus Fiscal Year 2012

Gross profit as a percentage of net sales for fiscal year 2013 increased by 3% compared to fiscal year 2012. The increase in gross profit percentage was primarily due to favorable product mix and successful cost reduction efforts.

Stock-based compensation expense recorded in cost of sales was $0.7 million, $0.5 million and $0.3 million for fiscal years 2014, 2013 and 2012, respectively.

Other Costs and Expenses

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

We believe that R&D expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, increased investment in new products development, software development, incentives, annual merit and benefits cost increases, profit sharing rate changes and fluctuations in reimbursements under a research and development contract.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. During fiscal year 2014, 2013 and 2012, we offset $1.5 million, $2.0 million and $4.0 million of R&D expenses in connection with this agreement, respectively.

Fiscal Year 2014 versus Fiscal Year 2013

R&D expenses for fiscal year 2014 increased $4.7 million, or 21%, as compared to fiscal year 2013. The increase was primarily a result of higher payroll and stock compensation expenses due to the inclusion of the acquired Altior, Cadeka and Stretch operations.

Fiscal Year 2013 versus Fiscal Year 2012

R&D expenses for fiscal year 2013 decreased $12.6 million, or 36%, as compared to fiscal year 2012. The decrease was primarily a result of lower labor and facility related expenses resulting from our reduction in force in the fourth quarter of fiscal year 2012 and lower maintenance costs on our design software.

Sales, General and Administrative Expenses

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	facilities expenses;

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions, legal costs, incentives and annual merit increases. We reduced employee related costs through restructuring activities in the fourth quarter of fiscal year 2012. We began to realize the net cost reduction in fiscal year 2013.

Fiscal Year 2014 versus Fiscal Year 2013

SG&A expenses for fiscal year 2014 remained consistent with the same period a year ago. The increase due to inclusion of the acquired companies was offset by our cost reduction effort during the year.

Fiscal Year 2013 versus Fiscal Year 2012

SG&A expenses for fiscal year 2013 decreased $6.0 million, or 15%, as compared to the same period a year ago. The decrease was primarily a result of lower labor-related costs, incentives and professional fees, offset by an accrual for a dispute resolution of $1.4 million.

Restructuring Charges and Exit Costs

Restructuring expenses result from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include contract termination costs to improve our cost structure prospectively. See “Note 8 – Restructuring Charges and Exit Costs.”

Fiscal Year 2014 versus Fiscal Year 2013

Restructuring charges and exit costs for fiscal year 2014 increased $1.5 million, or 94%, as compared to the same period a year ago. The increase was due to our effort to reduce our operating expenses across all functions.

Fiscal Year 2013 versus Fiscal Year 2012

Restructuring charges and exit costs of $14.2 million in fiscal year 2012 were primarily related to the reduction in force we implemented and completed in the fourth quarter of fiscal year 2012. We eliminated 173 positions across all company functions. In fiscal year 2013, we incurred restructuring charges and exit costs of $1.6 million due to our continued efforts to align our cost structure with revenue by reducing spending.

Merger and Acquisition Costs

Merger and acquisition costs for fiscal year 2014 increased $1.8 million as compared to fiscal year 2013. The increase was primarily due to the occurrence of acquisition activities in each of the fiscal years. In fiscal year 2014, we acquired Cadeka and Stretch. In fiscal year 2013, we acquired Altior. See “Note 4 – Business Combinations.”

Net change in Fair Value of Contingent Considerations

In fiscal year 2014, the fair value of the contingent considerations for Altior and Cadeka were decreased by $10.5 million due to changes in the probability of achieving revenue targets and the change in the present value of the amount payable due to passage of time. See “Note 6 –Fair Value.”

Goodwill and Other Intangible Asset Impairment

Fiscal Year 2014

In the fourth quarter of fiscal year 2014, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no goodwill impairment was recorded for fiscal year 2014.

Due to the decline in forecasted revenue related to certain acquired intangible assets, we conducted an intangible impairment review to evaluate the recoverability of our long-lived assets in the fourth quarter of the fiscal year 2014. As a result, we recorded a $1.6 million impairment charge.

Fiscal Year 2013 and Fiscal Year 2012

In the fourth quarter of fiscal years 2013 and 2012, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal year 2013 or fiscal year 2012.

Other Income and Expenses

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	foreign exchange gains or losses; and

•	realized gains or losses on marketable securities.

Fiscal Year 2014 versus Fiscal Year 2013

The decrease in other income and expenses during fiscal year 2014 as compared to fiscal year 2013 was primarily attributable to a decrease in interest income as a result of the decline in interest rates related to our cash and short-term investments.

Fiscal Year 2013 versus Fiscal Year 2012

The decrease in other income and expenses during fiscal year 2013 as compared to fiscal year 2012 was primarily attributable to a decrease in interest income as a result of lower yield related to our cash and short-term investments.

Interest Expense

Interest expenses result from the engineering design tools we licensed under capital lease. See “Note 15—Lease Financing Obligation.”

Impairment Charges on Investments

We periodically review and determine whether our investments with unrealized loss positions are other-than-temporarily impaired. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent to not sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. Realized gains or losses on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line on the consolidated statements of operations. Declines in value of our investments both marketable and non-marketable, judged to be other-than-temporary, are reported in the impairment of long term investment line in the consolidated statements of operations. We assessed the fair value of the underlying investments of Skypoint Fund and as a result, $0.3 million, $0 and $0 of impairment charges were recorded for fiscal year 2014, 2013 and 2012, respectively. The decline in the value of our non-marketable investments is reported in the impairment of long term investment line in the consolidated statements of operations.

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

Provision for Income Taxes

Fiscal Year 2014

Our effective tax rate for fiscal year 2014 was (317)% primarily due to (1) the release of the $6.8 million valuation allowance related to the Cadeka acquisition in July 2013 since the deferred tax liabilities acquired were available as a source of taxable income; and (2) the $1.3 million release of a reserve for uncertain tax positions related to an NOL carryback refund in the third quarter of 2014.

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

Liquidity and Capital Resources

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
	(dollars in thousands)
Cash and cash equivalents	$14,614	$14,718	$8,714
Short-term investments	152,420	190,587	187,668
Total cash, cash equivalents, and short-term investments	$167,034	$205,305	$196,382
Percentage of total assets	55%	70%	72%

Net cash provided by (used in) operating activities	$851	$7,366	$(2,332)
Net cash provided by (used in) investing activities	12,786	(4,828)	(3,577)
Net cash provided by (used in) financing activities	(13,741)	3,466	(416)
Net increase (decrease) in cash and cash equivalents	$(104)	$6,004	$(6,325)

Fiscal Year 2014

Operating Activities—Our net income was $5.8 million in fiscal year 2014. After adjustments for non-cash items and changes in working capital, we generated $0.9 million of cash from operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $12.9 million;

•	Change in fair value of contingent consideration of $10.5 million;

•	Release of deferred tax valuation allowance of $6.9 million; and

•	Stock-based compensation expense of $8.9 million.

Working capital changes included:

•	a $5.9 million increase in inventory due to expected increase in future shipments;

•	a $5.5 million increase in accounts payable primarily due to change in inventory level; and

•	a $8.6 million decrease in accrued liabilities primarily due to $3.0 million settlement payment related to Hillview litigation and $3.9 million restructuring payments made.

In fiscal year 2014, net cash provided by investing activities was $12.8 million. Proceeds of $296.0 million from sales and maturities of investments and $0.1 million from the sale of certain patents were offset by $258.0 million in purchases of investments, $22.8 million for the Cadeka and Stretch acquisitions and $2.7 million used for purchases of property, plant and equipment and intellectual property.

In fiscal year 2014, net cash used in financing activities reflects $9.0 million used for repurchases of our common stock, $6.2 million to pay off loan balance assumed from Stretch acquisition, $3.3 million repayment of lease financing obligations partially offset by $4.7 million of proceeds associated with our employee stock plans.

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

Off-Balance Sheet Arrangements

As of March 30, 2014, we had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Notes to the Consolidated Financial Statements, Note 16—Commitments and Contingencies” for further discussion of our product warranty liabilities and indemnification obligations.

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

Contractual Obligations and Commitments

The following is a summary of fixed payments related to certain off-balance sheet contractual obligations as of March 30, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$24,920	$21,874	$700	$718	$1,628
Operating lease commitments (2)	1,324	688	615	21	—
Total	$26,244	$22,562	$1,315	$739	$1,628

(1)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.
(2)	We lease many of our office facilities for various terms under operating lease agreements. The leases expire at various dates from fiscal year 2015 through fiscal year 2018.

Other Commitments

As of March 30, 2014, our unrecognized tax benefits were $14.2 million, of which $0.8 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $0.1 million during the next 12 months as the statute of limitations expires. See “Note 18 – Income Taxes.”

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For fiscal years 2014 and 2013, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $157.1 million as of March 30, 2014 and $195.6 million as of March 31, 2013. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 10% from levels as of March 30, 2014, the increase or decline in the fair value of the portfolio would not be material. At March 30, 2014, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of $1.1 million, net of taxes.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At March 30, 2014, short-term investments consisted of corporate bonds and securities, asset and mortgage-backed securities, U.S. government agency securities, U.S. Treasury securities and state and local government securities of $152.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exar Corporation

Fremont, California

We have audited the accompanying consolidated balance sheets of Exar Corporation as of March 30, 2014 and March 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exar Corporation at March 30, 2014 and March 31, 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Exar Corporation's internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 11, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

June 11, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exar Corporation

Fremont, California

We have audited Exar Corporation’s internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Exar Corporation maintained, in all material respects, effective internal control over financial reporting as of March 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exar Corporation as of March 30, 2014 and March 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended and our report dated June 11, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

June 11, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exar Corporation:

In our opinion, the consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended April 1, 2012 presents fairly, in all material respects, the results of operations and cash flows of Exar Corporation and its subsidiaries (the "Company") for the year ended April 1, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 13, 2012

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 30, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,614	$14,718
Short-term marketable securities	152,420	190,587
Accounts receivable (net of allowances of $1,178 and $944)	15,023	12,614
Accounts receivable, related party (net of allowances of $608 and $346)	3,309	3,374
Inventories	28,982	19,430
Other current assets	3,549	3,177
Total current assets	217,897	243,900
Property, plant and equipment, net	21,280	24,100
Goodwill	30,410	10,356
Intangible assets, net	31,390	13,338
Other non-current assets	1,240	1,474
Total assets	$302,217	$293,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,488	$9,455
Accrued compensation and related benefits	4,174	3,624
Deferred income and allowances on sales to distributors	1,765	2,399
Deferred income and allowances on sales to distributors, related party	9,349	9,475
Other current liabilities	11,370	15,215
Total current liabilities	42,146	40,168
Long-term lease financing obligations	70	1,342
Other non-current obligations	6,626	11,204
Total liabilities	48,842	52,714

Commitments and contingencies (Notes 15, 16 and 17)

Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 47,336,005 and 46,607,246 shares outstanding (net of treasury shares)	5	5
Additional paid-in capital	508,116	749,426
Accumulated other comprehensive loss	(1,079)	(526)
Treasury stock at cost, 0 and 19,924,369 shares	—	(248,983)
Accumulated deficit	(253,667)	(259,468)
Total stockholders’ equity	253,375	240,454
Total liabilities and stockholders’ equity	$302,217	$293,168

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Sales:
Net sales	$89,595	$85,856	$89,988
Net sales, related party	35,727	36,170	40,578
Total net sales	125,322	122,026	130,566

Cost of sales:
Cost of sales	48,067	45,943	49,839
Cost of sales, related party	15,738	16,716	19,888
Amortization of purchased intangible assets and inventory step-up cost	7,600	3,379	3,603
Impairment of intangible assets	1,636	—	—
Warranty reserve	1,440	—	—
Restructuring charges and exit costs	187	301	1,312
Total cost of sales	74,668	66,339	74,642
Gross profit	50,654	55,687	55,924

Operating expenses:
Research and development	27,048	22,376	35,006
Selling, general and administrative	33,055	32,531	38,598
Restructuring charges and exit costs, net	2,827	1,253	12,913
Merger and acquisition costs	1,880	110	—
Net change in fair value of contingent consideration	(10,455)	—	—
Total operating expenses, net	54,355	56,270	86,517
Loss from operations	(3,701)	(583)	(30,593)
Other income and expense, net:
Interest income and other, net	1,503	2,441	2,803
Interest expense	(156)	(165)	(215)
Impairment of long term investment	(323)	—	—
Total other income and expense, net	1,024	2,276	2,588
Income (loss) before income taxes	(2,677)	1,693	(28,005)
Provision for (benefit from) income taxes	(8,478)	(1,189)	51
Net income (loss)	$5,801	$2,882	$(28,056)

Net income (loss) per share:
Basic	$0.12	$0.06	$(0.63)
Diluted	$0.12	$0.06	$(0.63)

Shares used in the computation of net income (loss) per share:
Basic	47,291	45,809	44,796
Diluted	48,823	46,476	44,796

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Net income (loss)	$5,801	$2,882	$(28,056)
Changes in market value of investments, net of tax:
Changes in unrealized gain (loss) on investments	(754)	(243)	385
Reclassification adjustment for net realized gains (losses)	201	(82)	(299)
Net change in market value of investments	(553)	(325)	86
Comprehensive income (loss)	$5,248	$2,557	$(27,970)

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid–in-	Accumulated	Accum- ulated Other Compre- hensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance, March 27, 2011	64,444,032	$4	(19,924,369)	$(248,983)	$728,139	$(234,294)	$(287)	$244,579
Net loss	—	—	—	—	—	(28,056)	—	(28,056)
Change in unrealized gains on marketable securities	—	—	—	—	—	—	86	86
Shares issued through employee stock plans	485,210	1	—	—	3,144	—	—	3,145
Shares issued in connection with Hifn acquisition	3,358	—	—	—	24	—	—	24
Shares issued for vested restricted stock units	278,080	—	—	—	16	—	—	16
Withholding of shares for tax obligations on vested restricted stock units	(41,078)	—	—	—	(252)	—	—	(252)
Stock-based compensation	—	—	—	—	3,750	—	—	3,750
Balance, April 1, 2012	65,169,602	$5	(19,924,369)	$(248,983)	$734,821	$(262,350)	$(201)	$223,292
Net loss	—	—	—	—	—	2,882	—	2,882
Change in unrealized gains on marketable securities	—	—	—	—	—	—	(325)	(325)
Shares issued through employee stock plans	903,772	—	—	—	6,296	—	—	6,296
Shares issued in connection with Altior Inc. acquisition	357,873	—	—	—	3,740	—	—	3,740
Shares issued for vested restricted stock units	125,095	—	—	—	—	—	—	—
Withholding of shares for tax obligations on vested restricted stock units	(24,727)	—	—	—	(219)	—	—	(219)
Stock-based compensation	—	—	—	—	4,788	—	—	4,788
Balance, March 31, 2013	66,531,615	$5	(19,924,369)	$(248,983)	$749,426	$(259,468)	$(526)	$240,454
Net income	—	—	—	—	—	5,801	—	5,801
Change in unrealized gains on marketable securities	—	—	—	—	—	—	(553)	(553)
Shares issued through employee stock plans	805,527	—	—	—	5,833	—	—	5,833
Shares issued in connection with Cadeka Technologies (Cayman) Holding Ltd. acquisition	438,995	—	—	—	5,005	—	—	5,005
Shares issued for vested restricted stock units	346,407	—	—	—	12	—	—	12
Withholding of shares for tax obligations on vested restricted stock units	(106,865)	—	—	—	(1,149)	—	—	(1,149)
Retirement of treasury shares	(19,924,369)	—	19,924,369	248,983	(248,983)	—	—	—
Repurchase of common stock	(755,305)	—	—	—	(9,000)	—	—	(9,000)
Stock-based compensation	—	—	—	—	6,972	—	—	6,972
Balance, March 30, 2014	47,336,005	$5	—	$—	$508,116	$(253,667)	$(1,079)	$253,375

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income (loss)	$5,801	$2,882	$(28,056)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Impairment charges	2,224	—	—
Depreciation and amortization	12,947	10,809	14,898
Gain on sale of intangible asset	—	(223)	—
Stock-based compensation expense	8,852	4,788	3,750
Release of deferred tax valuation allowance	(6,940)	—	—
Net change in fair value of contingent consideration	(10,455)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	(1,960)	(4,616)	1,598
Inventories	(5,907)	(930)	3,588
Other current and non-current assets	(305)	528	683
Accounts payable	5,505	1,632	(971)
Accrued compensation and related benefits	412	(513)	(2,364)
Other current liabilities	(8,563)	(5,847)	6,836
Deferred income and allowance on sales to distributors and related party distributor	(760)	(1,144)	(2,294)
Net cash provided by (used in) operating activities	851	7,366	(2,332)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(2,658)	(1,385)	(2,539)
Purchases of short-term marketable securities	(257,946)	(200,654)	(169,688)
Proceeds from maturities of short-term marketable securities	31,821	48,687	63,226
Proceeds from sales of short-term marketable securities	264,221	148,914	105,040
Acquisitions, net of cash	(22,777)	(750)	—
Other disposal activities	125	360	384
Net cash provided by (used in) investing activities	12,786	(4,828)	(3,577)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,844	6,515	3,145
Shares withheld on RSUs released	(1,149)	(219)	—
Repayment of debt assumed from Stretch acquisition	(6,187)	—	—
Repurchase of common stock	(9,000)	—	—
Repayment of lease financing obligations	(3,249)	(2,830)	(3,561)
Net cash provided by (used) in financing activities	(13,741)	3,466	(416)
Net increase (decrease) in cash and cash equivalents	(104)	6,004	(6,325)
Cash and cash equivalents at the beginning of year	14,718	8,714	15,039
Cash and cash equivalents at the end of year	$14,614	$14,718	$8,714

Supplemental disclosure of cash flow and non-cash information:
Return of Hillview Facility to Lessor	$—	$—	$12,167
Issuance of common stock in connection with Hifn acquisition & others	10	19	24
Issuance of common stock in connection with Altior acquisition	—	3,740	—
Issuance of common stock in connection with Cadeka acquisition	5,005	—	—
Cash paid for income taxes	106	154	122
Cash received from income taxes refund	4	—	19
Cash paid for interest	155	165	193
Property, plant and equipment acquired under capital lease	—	—	8,478

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 30, 2014, MARCH 31, 2013 AND APRIL 1, 2012

NOTE 1.    DESCRIPTION OF BUSINESS

Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar,” “us,” “our” or “we”) is a fabless semiconductor company that designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Networking & Storage, Industrial & Embedded, and Communications Infrastructure markets.

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

NOTE 3.    ACCOUNTING POLICIES

Basis of Presentation— Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2014, 2013 and 2012 consisted of 52, 52 and 53 weeks, respectively. Fiscal year 2015 will consist of 52 weeks. Fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012 are also referred to as “2014,” “2013,” and “2012,” respectively, unless otherwise indicated.

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

Use of Management Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including (1) revenue recognition; (2) allowance for doubtful accounts; (3) valuation of inventories; (4) income taxes; (5) stock-based compensation; (6) goodwill; (7) long-lived assets; (8) contingent consideration; and (9) warranty liabilities. Actual results could differ from these estimates and material effects on operating results and financial position may result.

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

Marketable investments—When the resulting fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time, we perform an evaluation to determine whether the marketable equity security is other than temporarily impaired. The evaluation that we use to determine whether a marketable equity security is other than temporarily impaired is based on the specific facts and circumstances present at the time of assessment, which include significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position and intent and ability to hold a security to maturity or forecasted recovery. Other-than-temporary declines in value of our investments are reported in the impairment of long term investment line in the consolidated statements of operations.

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

Long-Lived Assets—We review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. If our actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

We derive revenue principally from the sale of our products to distributors and to original equipment manufacturers (“OEMs”) or their contract manufacturers. Our delivery terms are primarily free on board shipping point, at which time title and all risks of ownership are transferred to the customer.

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

Distributors—Agreements with our two primary distributors permit the return of 5% to 6% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 1% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell for a specific product with a specific volume range for a given customer over a period not to exceed one year.

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

The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	As of March 30, 2014	As of March 31, 2013
Deferred revenue at published list price	$15,871	$18,652
Deferred cost of revenue	(4,757)	(6,778)
Deferred income	$11,114	$11,874

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

Mask Costs— We incur costs for the fabrication of masks to manufacture our products. If we determine the product technological feasibility has been achieved when costs are incurred, the costs will be treated as pre-production costs and capitalized as machinery and equipment under property, plant and equipment. The amount will be amortized to cost of sales over the estimated production period of the product. If product technological feasibility has not been achieved or the mask is not expected to be utilized in production manufacturing, the related mask costs are expensed to Research and development (“R&D”) when incurred. We periodically assess capitalized mask costs for impairment. Total mask costs capitalized were $2.3 million and $1.7 million as of March 30, 2014 and March 31, 2013, respectively. The costs capitalized are amortized over five years commencing with the start of commercial production.

Research and Development Expenses—R&D costs consist primarily of salaries, employee benefits, certain types of mask tooling costs, depreciation, amortization, overhead, outside contractors, facility expenses, and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. In accordance with FASB authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which we define as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs in fiscal years 2014, 2013 and 2012.

We have entered into an agreement under which certain R&D costs are eligible for reimbursement. Amounts reimbursed under this arrangement are offset against R&D expenses. During fiscal years 2014, 2013 and 2012, we offset $1.5 million, $2.0 million and $4.0 million, respectively, of R&D expenses in connection with such agreements.

Advertising Expenses—We expense advertising costs as incurred. Advertising expenses for fiscal years 2014, 2013 and 2012 were immaterial.

Comprehensive Income (Loss)—Comprehensive income (loss) includes charges or credits to equity related to changes in unrealized gains or losses on marketable securities, net of taxes. Comprehensive income (loss) for fiscal years 2014, 2013 and 2012 has been disclosed within the consolidated statements of comprehensive income (loss).

Foreign Currency—The accounts of foreign subsidiaries are remeasured to U.S. dollars for financial reporting purposes by using the U.S. dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest income and other, net in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are measured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction losses were immaterial for fiscal years 2014, 2013 and 2012.

Concentration of Credit Risk and Significant Customers—Financial instruments potentially subjecting us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term marketable securities, accounts receivable and long-term investments. The majority of our sales are derived from distributors and manufacturers in the communications, industrial, storage and computer industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit. We maintain allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were insignificant for fiscal years 2014, 2013 and 2012. Our policy is to invest our cash, cash equivalents and short-term marketable securities with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. We do not hold or issue financial instruments for trading purposes.

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

Fair Value of Financial Instruments—We estimate the fair value of our financial instruments by using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of our cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued liabilities presented in the consolidated balance sheets at March 30, 2014, March 31, 2013 and April 1, 2012 was not materially different from the carrying values due to the relatively short periods to maturity of the instruments.

Fair Value of Contingent Consideration—We estimate the fair value of our contingent consideration at the date of acquisition and is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three inputs. As of March 30, 2014 and March 31, 2013, the fair value of the contingent consideration was $4.3 million and $10.1 million, respectively and is included in current and noncurrent liabilities on the consolidated balance sheet.

Stock-Based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We use the Black-Scholes model to estimate the fair value of our options. The fair value of time-based and performance-based restricted stock units is based on the grant date share price. The fair value of market-based restricted stock units is estimated using a Monte Carlo simulation model. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to the Consolidated Financial Statements, Note 14—Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and equity related transactions during the fiscal year.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire awards, unless the awards are subject to performance or market conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. For the performance-based awards, we recognize compensation expense when it becomes probable that the performance criteria specified in the plan will be achieved. For the market-based awards, compensation expense is not reversed if the market condition is not satisfied. The amount of stock-based compensation that we recognize is also based on an expected forfeiture rate. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate, which could have a significant impact on its stock-based compensation expense. In addition, we follow the “with-and-without” intra-period allocation approach in our tax attribute calculations

Recent Accounting Pronouncements

In July 2013, the FASB issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the amended standards, the unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. These amended standard updates will be effective for our interim period beginning after December 15, 2013 and applied prospectively with early adoption permitted. The adoption of this guidance did not have any material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued amended standards to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. These amended standards are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance did not have any material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued a new standard, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that would (1) provide a more robust framework for addressing revenue recognition; (2) improve comparability of revenue recognition practice across entities, industries, jurisdictions, and capital markets; and (3) provide more useful information to users of financial statements through improved disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2016. Exar is currently evaluating the effect the adoption of this standard will have, if any, on our consolidated financial position, results of operations or cash flows.

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

Acquisition of Stretch

On January 14, 2014, we completed the acquisition of Stretch, Inc. (“Stretch”), a provider of software configurable processors supporting the video surveillance market previously located in Sunnyvale, California. The transaction provides Exar with the technology to deliver an end-to-end high-definition solution for both digital and analog transmission of data from the camera to the DVR or NVR in surveillance applications. Stretch’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning January 14, 2014. The pro forma effects of the portion of the Stretch operations assumed through the transaction on our results of operations during fiscal year 2014 and 2013 were considered immaterial.

Consideration

Stretch was acquired for which the purchase consideration was $10,000 in cash. By acquiring Stretch, Exar acquired all of Stretch’s assets, consisting principally intellectual property, accounts receivable and inventory, as well as assumed all of Stretch’s liabilities and contractual obligations.

In accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, the acquisition of Stretch was recorded as a purchase business acquisition since Stretch was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired at their fair values. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 17% to 21%. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $0.7 million. The goodwill results largely of expected synergies from combining the operations of Stretch with that of Exar and is deductible over 15 years for tax purposes.

Preliminary Purchase Price Allocation

The allocation of the total preliminary purchase price to Stretch’s tangible and identifiable intangible assets and liabilities assumed was based on their estimated fair values at the date of acquisition.

The preliminary fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the Stretch acquisition was as follows (in thousands):

Amount
Identifiable tangible assets (liabilities)
Cash	$344
Accounts receivable	143
Inventories	2,154
Other current assets	267
Property, plant and equipment	18
Other assets	11
Debt assumed	(6,186)
Accounts payable and accruals	(3,408)
Other short-term liabilities	(1,010)
Total identifiable tangible assets (liabilities), net	(7,667)
Identifiable intangible assets	7,010
Total identifiable assets, net	(657)
Goodwill	667
Fair value of total consideration transferred	$10

The following table sets forth the components of identifiable intangible assets acquired in connection with the Stretch acquisition (in thousands):

Fair Value
Developed technologies	$5,990
Customer relations	1,020
Total identifiable intangible assets	$7,010

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

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Stretch are included in the selling, general and administrative line on the consolidated statement of operations for the fiscal year ended March 30, 2014 were approximately $0.5 million.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined revenue of Exar and Stretch as if the acquisition had occurred as of April 1, 2013 (in thousands).

Year ended March 30, 2014
Net sales	$134,290

The combined net income and basic and diluted earnings per shares were immaterial. It was impracticable to present the combined financials for fiscal year 2013. The unaudited pro forma financial information is not intended to represent or be indicative of the revenue of Exar that would have been reported had the acquisition been completed as of the beginning of fiscal year 2014, and should not be taken as representative of the future revenue of Exar.

Acquisition of Cadeka

On July 5, 2013, we completed the acquisition of substantially all of the assets of Cadeka Technologies (Cayman) Holding Ltd., a privately held company organized under the laws of the Cayman Islands and all the outstanding stock of the subsidiaries of Cadeka, including the equity of its wholly owned subsidiary Cadeka Microcircuits, LLC, a Colorado limited liability company (“Cadeka”). With locations in Loveland, Colorado, Shenzhen and Wuxi, China, Cadeka designs, develops and markets high precision analog integrated circuits for use in industrial and high reliability applications. Cadeka’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning July 5, 2013. The pro forma effects of the portion of the Cadeka operations assumed through the transaction on our results of operations during fiscal years 2014 and 2013 were considered immaterial.

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

In accordance with ASC 805, Business Combinations, the acquisition of Cadeka was recorded as a purchase business acquisition since Cadeka was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 15% to 23%. The fair value of the contingent earn-out was a probability-based approach that includes significant Level 3 inputs. “See Note 4 — Fair Value,” for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $12.4 million prior to considering the impact on deferred tax assets and liabilities. The goodwill results largely of expected synergies from combining the operations of Cadeka with that of Exar and is not expected to be tax deductible. After considering the impact of deductible and taxable temporary tax differences on the acquired business, a deferred tax liability of $6.8 million was established primarily related to identified intangible asset basis differences, which resulted in a total goodwill amount recorded as part of the acquisition of $19.2 million. Additionally, in accordance with ASC 805, Business Combinations, we also evaluated the impact of the acquisition on Exar’s valuation allowance, the impact of which is recorded outside of purchase accounting, resulting in a release of the valuation allowance and an income tax benefit of $6.8 million. Such benefit was trued up by approximately $170,000 in the fourth quarter of fiscal year 2014 as a result of the filing of Cadeka’s pre-acquisition period federal and state returns.

Purchase Price Allocation

The allocation of the total purchase price to Cadeka’s tangible and identifiable intangible assets and liabilities assumed was based on their estimated fair values at the date of acquisition.

The fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the Cadeka acquisition was as follows (in thousands):

Amount
Identifiable tangible assets (liabilities)
Cash	$1,055
Accounts Receivable	241
Inventories	1,756
Property, plant and equipment	231
Other assets	3
Accounts payable and accruals	(7,400)
Other short-term liabilities	(520)
Long-term liabilities	(296)
Total identifiable tangible assets (liabilities), net	(4,930)
Identifiable intangible assets	20,380
Total identifiable assets, net	15,450
Goodwill	19,387
Fair value of total consideration transferred	$34,837

The following table sets forth the components of identifiable intangible assets acquired in connection with the Cadeka acquisition (in thousands):

Fair Value
Developed technologies	$15,720
In-process research and development	2,280
Customer relations	2,170
Trade name	210
Total identifiable intangible assets	$20,380

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to Cadeka are included in the selling, general and administrative line on the consolidated statement of operations for the fiscal year ended March 30, 2014 were approximately $0.4 million.

Acquisition of Altior

On March 22, 2013, we completed the acquisition of substantially all of the assets of Altior Inc. (“Altior”), a developer of data management solutions in Eatontown, New Jersey. Altior’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning March 23, 2013. The pro forma effects of the portion of the Altior operations assumed through the transaction on our results of operations during fiscal years 2013 were considered immaterial.

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

In accordance with ASC 805, Business Combinations, the acquisition of Altior was recorded as a purchase business acquisition since Altior was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant Level 3 inputs determined by management. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 12% to 19%. The fair value of the contingent earn-outs was a probability-based approach that includes significant Level 3 inputs. “See Note 4 — Fair Value,” for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the fair value of consideration paid over the fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $7.2 million. The goodwill consists largely of expected synergies from combining the operations of Altior with that of Exar and is deductible over 15 years for tax purposes.“

Purchase Price Allocation

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

Acquisition of Galazar

On June 17, 2009, we completed the acquisition of Galazar Networks, Inc. (“Galazar”), a fabless semiconductor company focused on carrier grade transport over telecom networks based in Ottawa, Ontario, Canada. Galazar’s product portfolio addressed transport of a wide range of datacom and telecom services including Ethernet, SAN, TDM and video over Synchronous Optical NETwork and Synchronous Digital Hierarchy (“SONET/SDH”), Plesiochronous Digital Hierarchy (“PDH”) and Optical Transport Network (“OTN”) networks. Galazar’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning June 18, 2009. On February 1, 2012, we terminated our development efforts in connection with our pre-production OTN products. Therefore, the results of operations of Galazar were included in our consolidated financial statements from June 18, 2009 through February 1, 2012.

See “Note 22 — Subsequent Event” for additional information regarding our acquisitions.

NOTE 5.    BALANCE SHEET DETAILS

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	March 30, 2014	March 31, 2013
Land	$6,660	$6,660
Building	16,787	16,224
Machinery and equipment	40,675	42,258
Software and licenses	17,549	17,566
Property, plant and equipment, total	81,671	82,708
Accumulated depreciation and amortization	(60,391)	(58,608)
Total property, plant and equipment, net	$21,280	$24,100

During fiscal year 2014, we wrote off $4.1 million of fully depreciated assets.

Depreciation and amortization expense pertaining to property, plant and equipment for fiscal years 2014, 2013 and 2012 was $5.6 million, $6.8 million and $8.1 million, respectively.

During fiscal year 2013, we started actively looking for potential buyers for our Fremont campus. In the first quarter of our fiscal year 2014, we reclassified the related property and land as held for sale as of June 30, 2013, however due to our intent to lease back of one of the buildings, we should not have classified these asset as held for sale which resulted in the overstatement of current assets and understatement of long-lived assets by $13.1 million as of June 30, 2013, September 30, 2013 and December 31, 2013, respectively. The impact to our consolidated statement of operations was immaterial. We assessed the materiality of the misclassifications on prior periods' financial statements and concluded that impact was not material to any of our prior period interim financial statements.

Our inventories consisted of the following (in thousands) as of the dates indicated below:

	March 30, 2014	March 31, 2013
Work-in-progress and raw materials	$13,555	$9,981
Finished goods	15,427	9,449
Total inventories	$28,982	$19,430

Our other current liabilities consisted of the following (in thousands) as of the dates indicated below:

	March 30, 2014	March 31, 2013
Short-term lease financing obligations	$2,671	$3,189
Accrued restructuring charges and exit costs	2,214	2,020
Accrued manufacturing expenses, royalties and licenses	1,639	2,370
Accrued legal and professional services	1,453	746
Purchase consideration holdback	1,256	—
Accrued sales and marketing expenses	666	576
Fair value of earn out liability – short-term	490	2,599
Accrual for dispute resolution	—	2,727
Other	981	988
Total other current liabilities	$11,370	$15,215

Our other non - current obligations consisted of the following (in thousands) as of the dates indicated:

	March 30, 2014	March 31, 2013
Fair value of earn out liability – long-term	$3,853	$7,539
Accrued retention bonus	1,181	—
Long-term taxes payable	794	2,225
Deferred tax liability	614	145
Accrued restructuring charges and exit costs	155	1,266
Other	29	29
Total other non-current obligations	$6,626	$11,204

NOTE 6.    FAIR VALUE

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

The fair value of contingent consideration arising from the acquisition of Altior and Cadeka (See “Note 4—Business Combinations”) is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs.

There were no transfers between Level 1, Level 2, and Level 3 during the year ended March 30, 2014.

 Our investment assets, measured at fair value on a recurring basis, as of the dates indicated below were as follows (in thousands, except for percentages):

	March 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	9,378	13,134	—	22,512
State and local government securities	—	2,772	—	2,772
Corporate bonds and securities	5	71,248	—	71,253
Asset-backed securities	—	27,635	—	27,635
Mortgage-backed securities	—	28,248	—	28,248
Total investment assets	$14,019	$143,037	$—	$157,056

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$2,973	$2,973
Acquisition-related contingent consideration – Cadeka	$—	$—	$1,370	$1,370
Total liabilities	$—	$—	$4,343	$4,343

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,042	$—	$—	$5,042
U.S. government and agency securities	22,460	19,261	—	41,721
State and local government securities	—	2,935	—	2,935
Corporate bonds and securities	274	91,955	—	92,229
Asset-backed securities	—	30,966	—	30,966
Mortgage-backed securities	—	22,736	—	22,736
Total investment assets	$27,776	$167,853	$—	$195,629

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$10,138	$10,138

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 30, 2014.

	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range
As of March 30, 2014
Acquisition-related contingent consideration – Altior	$2,973	Combination of income and market approach	Revenue (in “000’s)	$6,725	-	$20,175
			Probability of Achievement	1%	-	66%

Acquisition-related contingent consideration – Cadeka	$1,370	Combination of income and market approach	Revenue (in “000’s)	$4,800	-	$18,000
			Probability of Achievement	2%	-	50%

We calculate the fair value of the contingent consideration on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period.

The change in the fair value of our Altior purchase consideration liability is as follows (in thousands):

Amount
As of original recognition in year ended and as of March 31, 2013	$10,138
Less: Adjustment to purchase consideration	(7,165)
As of March 30, 2014	$2,973

The change in the fair value of our Cadeka purchase consideration liability is as follows (in thousands):

Amount
As of March 31, 2013	$—
Purchase contingent consideration	4,660
Less: Adjustment to purchase consideration	(3,290)
As of March 30, 2014	$1,370

In fiscal year 2014 the fair value of the contingent considerations for Altior and Cadeka acquisitions were decreased by $7.2 million and $3.3 million, respectively, due to changes in probability of achieving revenue targets and impact of change in present value of the amount payable due to passage of time.

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	March 30, 2014	March 31, 2013
Cash and cash equivalents
Cash in financial institutions	$9,978	$9,676
Money market funds	4,636	5,042
Total cash and cash equivalents	$14,614	$14,718

Short-term marketable securities
U.S. government and agency securities	$22,512	$41,721
State and local government securities	2,772	2,935
Corporate bonds and securities	71,253	92,229
Asset-backed securities	27,635	30,966
Mortgage-backed securities	28,248	22,736
Total short-term marketable securities	$152,420	$190,587

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

All marketable securities are reported at fair value based on the estimated or quoted market prices as of each balance sheet date, with unrealized gains or losses, net of tax effect, recorded in the consolidated statements of other comprehensive income except those unrealized losses that are deemed to be other than temporary which are reflected in the impairment of long term investment line item on the consolidated statements of operations.

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line item on the consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Gross realized gains	$748	$871	$799
Gross realized losses	(547)	(953)	(1,098)
Net realized gains (losses)	$201	$(82)	$(299)

The following table summarizes our investments in marketable securities as of the dates indicated below (in thousands):

	March 30, 2014
	Amortized Cost	Unrealized Gross Gains(1)	Unrealized Gross Losses(1)	Fair Value
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	22,550	1	(39)	22,512
State and local government securities	2,762	10	—	2,772
Corporate bonds and securities	71,309	32	(88)	71,253
Asset-backed securities	27,661	22	(48)	27,635
Mortgage-backed securities	28,362	24	(138)	28,248
Total investments	$157,280	$89	$(313)	$157,056

	March 31, 2013
	Amortized Cost	Unrealized Gross Gains(1)	Unrealized Gross Losses(1)	Fair Value
Money market funds	$5,042	$—	$—	$5,042
U.S. government and agency securities	41,694	27	—	41,721
State and local government securities	2,927	10	(2)	2,935
Corporate bonds and securities	92,059	215	(45)	92,229
Asset-backed securities	30,932	61	(27)	30,966
Mortgage-backed securities	22,646	194	(104)	22,736
Total investments	$195,300	$507	$(178)	$195,629

(1)	Gross of tax impact of $828 for fiscal years 2014 and 2013

Our asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime. As of March 30, 2014, we have sufficient liquidity and do not intend to sell these securities to fund normal operations or realize any significant losses in the short term; however, these securities are available for use, if needed, for current operations.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and accretion of discounts to maturity and such accretion/amortization, which is immaterial for all periods presented, is included in the interest income and other, net line in the consolidated statements of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the accumulated other comprehensive losses line in the consolidated balance sheets. As of March 30, 2014, there was approximately $1.1 million of unrealized losses, net of tax from our Level 1 and Level 2 investments.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For fiscal year 2014, there were no investments identified with other-than-temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of the dates indicated below were as follows (in thousands):

	March 30, 2014		March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$49,539	$49,504	$61,011	$61,029
Due in 1 to 5 years	107,741	107,552	134,289	134,600
Total	$157,280	$157,056	$195,300	$195,629

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated below, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 30, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$18,245	$(39)	$—	$—	$18,245	$(39)
Corporate bonds and securities	48,379	(87)	596	(1)	48,975	(88)
Asset-backed securities	7,118	(12)	5,478	(36)	12,596	(48)
Mortgage-backed securities	19,682	(120)	983	(18)	20,665	(138)
Total	$93,424	$(258)	$7,057	$(55)	$100,481	$(313)

	March 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and local government securities	$—	$—	$404	$(2)	$404	$(2)
Corporate bonds and securities	29,609	(42)	497	(3)	30,106	(45)
Asset-backed securities	10,008	(17)	1,241	(10)	11,249	(27)
Mortgage-backed securities	2,911	(39)	3,263	(65)	6,174	(104)
Total	$42,528	$(98)	$5,405	$(80)	$47,933	$(178)

NOTE 7.    RELATED PARTY TRANSACTION

Alonim Investments Inc. (“Alonim”) owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of March 30, 2014. As such, Alonim is our largest stockholder and any sales made to Alonim or its affiliates are considered related party transactions and revenue is recognized in accordance to our revenue recognition policy disclosed in “Note 3 – Accounting Policies.”

Related party contributions as a percentage of our total net sales for the periods indicated below were as follows:

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Alonim	29%	30%	31%

Related party receivables as a percentage of our net accounts receivable were as follows as of the dates indicated below:

	March 30, 2014	March 31, 2013
Alonim	18%	21%

Related party expenses for reimbursement of promotional materials were not significant for fiscal years 2014, 2013 and 2012.

NOTE 8.    RESTRUCTURING CHARGES AND EXIT COSTS

2014 Restructuring Charges and Exit Costs

Restructuring expenses result from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include contract termination costs to improve our cost structure prospectively. In fiscal year 2014, we recorded $3.0 million of restructuring charges and exit costs. Of the total restructuring charges and exit costs recorded in fiscal year 2014, $0.2 million was reflected in cost of sales and $2.8 million was reflected in operating expenses within our consolidated statements of operations.

2013 Restructuring Charges and Exit Costs

In the fourth quarter of fiscal year 2013, we recorded $0.3 million of restructuring charges and exit costs and released a $0.5 million liability related to the Industrial Research Assistance Program (“IRAP”) with Canadian governmental agency. In the third, second and first quarters of fiscal year 2013, we recorded restructuring charges and exit costs of $0.6 million, $0.3 million and $0.9 million, respectively. Of the total restructuring charges and exit costs recorded in fiscal year 2013, $0.3 million was reflected in cost of sales and $1.3 million was reflected in operating expenses within our consolidated statements of operations.

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

The lease contract termination costs and other costs of $7.0 million include: (1) costs associated with the termination of certain electronic design automated license agreements consisting of the accrual of future payments of $3.9 million, and the write off of prepaid training, maintenance and license fees of $2.6 million; and (2) costs associated with a Canadian governmental agency related to IRAP tied to continued employment obligations of $0.5 million, which was waived as of March 31, 2013.

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

Our restructuring liabilities were included in the accounts payable, other current liabilities and other non-current obligations lines within our consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 30, 2014
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination and other costs	$2,860	$570	$(57)	$(1,758)	$1,615
Severance	426	2,444	—	(2,116)	754
Balance at March 30, 2014	$3,286	$3,014	$(57)	$(3,874)	$2,369

	March 31, 2013
	Beginning balance	Additions/ adjustments	Non-cash charges	Payments	Ending balance
Lease termination costs and others	$5,235	$6	$(56)	$(2,325)	$2,860
Severance	2,806	1,548	—	(3,928)	426
Balance at March 31, 2013	$8,041	$1,554	$(56)	$(6,253)	$3,286

See “Note 5—Balance Sheet Details” for current and long-term portion of restructuring charges and exit costs recorded in the consolidated balance sheets as of March 30, 2014 and March 31, 2013.

NOTE 9.    LONG-TERM INVESTMENT

In July 2001, Exar became a Limited Partner in the Skypoint Telecom Fund II (US), LP. (“Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. We account for this non-marketable equity investment under the cost method in the other non-current assets in the consolidated balance sheet. The partnership was in the dissolution phase and the fund distributed stock of investee companies to Exar during first fiscal quarter of 2015. We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the consolidated balance sheets, consisted of the following (in thousands):

	March 30, 2014	March 31, 2013
Beginning balance	$1,288	$1,273
Contributions	—	15
Net distributions	(19)	—
Impairment charges	(323)	—
Ending balance	$946	$1,288

The carrying amount of $0.9 million as of March 30, 2014 reflects the net of the capital contributions, capital distributions and cumulative impairment charges. We have made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. During the first quarter of fiscal year 2013, we contributed $15,000 to the fund. In the third quarter of fiscal year 2014, we received a $19,000 net distribution from one of our portfolio companies. In accordance with the standard related to accounting for cost method investments, we recorded the distribution on the cost basis and reduced the carrying value of our investment in the Skypoint Fund.

Impairment

We evaluate our long-term investment for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year by comparing the carrying amount to the fair value of the underlying investments. If the carrying amount exceeds its fair value, the long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss. We analyzed the fair value of the underlying investments of Skypoint Fund and as a result, $0.3 million, $0 and $0 of impairment charges were recorded for fiscal year 2014, 2013 and 2012, respectively.

NOTE 10.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one single operating segment and one chief operating decision maker, the President and Chief Executive Officer (“CEO”), with highly integrated business, we utilize an entity-wide approach to assess goodwill for impairment.

In the fourth quarter of fiscal year 2014, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of fiscal year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no goodwill impairment was recorded for fiscal year 2014. However, we recorded an impairment charge for certain purchased technologies due to a decrease in valuation based on decline in our business forecasts related to these technologies.

In the fourth quarter of fiscal years 2013 and 2012, we conducted our annual impairment. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal years 2013 or 2012.

The changes in the carrying amount of goodwill for fiscal years 2014 and 2013 were as follows (in thousands):

	March 30, 2014	March 31, 2013
Beginning balance	$10,356	$3,184
Goodwill additions	20,054	7,172
Ending balance	$30,410	$10,356

The goodwill additions during fiscal year 2014 consist of $19.4 million and $0.7 million residual allocation from the Cadeka and Stretch acquisition purchase price accounting, respectively. Goodwill additions during the fiscal year ended March 31, 2013 consisted of $7.2 million residual allocation from the Altior acquisition purchase price accounting.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	March 30, 2014				March 31, 2013
	Carrying Amount	Impair- ment	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Existing technology	$64,678	$(1,635)	$(37,510)	$25,533	$42,858	$(30,668)	$12,190
Customer relationships	6,095	—	(2,762)	3,333	2,905	(2,079)	826
Patents/Core technology	3,459	—	(3,378)	81	3,459	(3,182)	277
Distributor relationships	1,264	—	(1,260)	4	1,264	(1,219)	45
Tradenames	210	—	(51)	159	—	—	—
Total intangible assets subject to amortization	75,706	(1,635)	(44,961)	29,110	50,486	(37,148)	13,338
In-process research and development	2,280	—	—	2,280	—	—	—
Total	$77,986	$(1,635)	$(44,961)	$31,390	$50,486	$(37,148)	$13,338

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over two to nine years. Patents/core technology is amortized over five to six years. Distributor relationships are amortized over six years. Customer relationships are amortized over five to seven years. Tradenames are amortized over three years. We expect the amortization of IPR&D to start in fiscal year 2015. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life.

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. If our actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Due to the decline in forecasted revenue related to certain acquired intangible assets, we recorded $1.6 million impairment charges for fiscal year 2014. No impairment charges were recorded for fiscal year 2013 or fiscal year 2012.

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

The aggregate amortization expenses for our purchased intangible assets for fiscal years indicated below were as follows (in thousands):

	March 30, 2014	March 31, 2013	April 1, 2012
Amortization expense	$7,813	$4,150	$6,700

The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2015	$6,159
2016	5,578
2017	4,645
2018	4,432
2019	3,231
2020 and thereafter	5,065
Total future amortization excluding IPR&D	$29,110

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

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	March 30, 2014	March 31, 2013	April 1, 2012
Net income (loss)	$5,801	$2,882	$(28,056)
Shares used in computation of net income (loss) per share:
Basic	47,291	45,809	44,796
Effect of options and awards	1,532	667	—
Diluted	48,823	46,476	44,796
Net income (loss) per share:
Basic	$0.12	$0.06	$(0.63)
Diluted	$0.12	$0.06	$(0.63)

All outstanding stock options and RSUs are potentially dilutive securities. As of March 30, 2014 and March 31, 2013, stock options of 1.4 million and 2.2 million, respectively, were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive. For fiscal years 2012, all shares attributable to outstanding options and RSUs were excluded from the computation of diluted net loss per share, as inclusion of such shares would have had an anti-dilutive effect. Accordingly, basic and diluted net loss per share were the same in each period presented.

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

As of March 30, 2014, we had repurchased shares valued at $97.2 million under the August 2007 repurchase program. During fiscal year 2014, we repurchased $9.0 million of our common stock under the July 2013 repurchase program. The repurchased shares were retired immediately. During fiscal year 2013 and 2012, we did not repurchase any shares. The remaining authorized amount for the stock repurchase under the repurchase programs is $52.8 million.

We repurchased shares valued at $3.0 million in the first quarter of fiscal year 2015.

Stock repurchase activities during fiscal year 2014 and 2013 were indicated below (in thousands, except per share amounts):

	Total number of Shares Purchased	Average Price Paid Per Share (or Unit)	Amount Paid for Purchase
Balances, April 1, 2012	9,564	$9.22	$88,189
Repurchases	—	$—	—
Balances, March 31, 2013	9,564	$9.22	$88,189
Repurchases	755	$11.92	9,000
Balances, March 30, 2014	10,319	$9.42	$97,189

Note: The average price paid per share is based on the total price paid by Exar, which includes applicable broker fees.

NOTE 13.    EMPLOYEE BENEFIT PLANS

Exar Savings Plan

The Exar Savings Plan (“Plan”), as amended and restated, covers our eligible U.S. employees. The Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as matching contributions from Exar. The Exar matching amount is a percentage of employees’ contributions for fiscal year 2014. Exar matching for fiscal year 2013 and 2012 was based on the achievement of specified operating results.

Our matching contributions to the Plan for the fiscal years indicated below were as follows (in thousands):

	March 30, 2014	March 31, 2013	April 1, 2012
Matching contributions	$373	$267	$294

Management and Employee Incentive Compensation Programs

Our incentive compensation programs provide for incentive awards for substantially all employees based on the achievement of personal objectives and our operating performance results. Our incentive compensation programs may be amended or discontinued at the discretion of our board of directors.

Our unpaid incentive compensation for the fiscal years indicated below was as follows (in thousands):

	March 30, 2014	March 31, 2013	April 1, 2012
Unpaid incentive compensation	$698	$781	$—

NOTE 14.    STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Exar’s ESPP qualifies with IRS 423(b) and was approved by our stockholders at our 1989 annual shareholder meeting. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue:	4,500	$—
Reserved for future issuance:
Fiscal year ending March 30, 2014	1,372	—
Fiscal year ending March 31, 2013	1,392	—
Fiscal year ending April 1, 2012	1,418	—
Issued:
Fiscal year ending March 30, 2014	20	11.38
Fiscal year ending March 31, 2013	26	8.38
Fiscal year ending April 1, 2012	62	6.09

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and the Sipex Corporation (“Sipex”) 2006 Equity Incentive Plan (the “Sipex Plan”), the latter of which was assumed in connection with the August 2007 acquisition of Sipex.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. RSUs granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon level of performance. Grants under the Sipex Plan are only available to former Sipex employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At March 30, 2014, there were 1.2 million shares available for future grant under all our equity incentive plans.

The following table summarizes information about our stock options outstanding at March 30, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding As of March 30, 2014	Weighted Average Remaining Contractual Terms (in years)	Weighted Average Exercise Price per Share	Number Exercisable As of March 30, 2014	Weighted Average Exercise Price per Share
$5.44	–	$6.43	2,010,296	4.00	$6.27	1,184,735	$6.25
6.60	–	8.07	1,577,634	4.34	7.62	597,423	7.46
8.16	–	10.80	1,764,751	5.45	9.56	387,376	8.90
11.23	–	13.36	1,451,567	6.39	12.22	136,867	12.32
13.54	–	15.67	409,600	6.02	13.59	62,600	13.84
Total			7,213,848	5.02	$8.98	2,369,001	$7.54

Stock Option Activities

A summary of stock option transactions during the periods indicated below for all stock option plans was as follows:

	Outstanding Options / Quantity	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 27, 2011	5,729,464	$7.61	4.74	$147	103
Granted	3,100,595	6.33
Exercised	(422,749)	6.54
Cancelled	(526,574)	8.15
Forfeited	(1,535,429)	6.70
Balance at April 1, 2012	6,345,307	$7.23	4.67	$9,474	1,193
Granted	2,540,010	8.32
Exercised	(875,459)	6.92
Cancelled	(903,781)	9.67
Forfeited	(893,744)	6.41
Balance at March 31, 2013	6,212,333	$7.48	5.04	$19,199	1,481
Granted	2,482,650	11.89
Exercised	(784,864)	7.14
Cancelled	(10,834)	10.92
Forfeited	(685,437)	8.02
Balance at March 30, 2014	7,213,848	$8.98	5.02	$21,301	2,170
Vested and expected to vest, March 30, 2014	6,740,358	$8.88	4.94	$20,539
Vested and exercisable, March 30, 2014	2,369,001	$7.54	3.55	$10,114

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $11.71, $10.50 and $8.40 as of March 30, 2014, March 21, 2013 and April 1, 2012, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our CEO. The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year for vesting except for the last installment. In January 2014, we granted 140,000 performance-based stock options to our CEO. The options are scheduled to vest at the end of fiscal years 2017 if certain predetermined financial measures are met We recorded $260,000, $260,000 and $65,000 of compensation expense for these options in fiscal years 2014, 2013 and 2012, respectively.

Options exercised for the fiscal years indicated below were as follows (in thousands):

	March 30, 2014	March 31, 2013	April 1, 2012
Intrinsic value of options exercised	$3,887	$1,443	$79
Cash received related to option exercises	9,493	6,059	2,763
Tax benefit recorded	6,669	1,927	1,761

RSUs

We issue RSUs to employees and non-employee directors. RSUs generally vest on the first or third anniversary date from the grant date. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued on the date the RSUs vest.

A summary of RSU transactions during the periods indicated for all stock option plans is as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 27, 2011	557,098	$7.17	1.09	$3,387
Granted	481,650	7.12
Issued and released	(271,830)	7.25
Forfeited	(162,263)	7.25
Unvested at April 1, 2012	604,655	$7.13	2.38	$5,079
Granted	331,894	8.40
Issued and released	(125,095)	7.10
Forfeited	(79,250)	6.96
Unvested at March 31, 2013	732,204	$7.73	1.72	$7,688
Granted	828,995	13.06
Issued and released	(346,407)	9.38
Forfeited	(37,666)	9.52
Unvested at March 30, 2014	1,177,126	$10.94	1.62	$13,784
Vested and expected to vest, March 30, 2014	1,018,609		1.58	$11,928

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

In July 2009, we granted performance-based RSUs (“PRSUs”) covering 99,000 shares to certain executives, issuable upon meeting certain performance targets in fiscal year 2010 and vesting annually over a three year period beginning July 1, 2010. The annual vesting requires continued service through each annual vesting date. In fiscal year 2012, we recognized approximately $19,000 of compensation expense related to these awards, net of forfeitures. The awards were fully vested in fiscal year 2012, and no expense was recorded in fiscal year 2013 or 2014.

In March 2012, we granted 300,000 PRSUs to our CEO. The PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. In fiscal years 2014, 2013 and 2012, we recorded $732,000, $448,000 and $48,000 compensation expense, respectively for these awards.

In April 2012, we granted 29,000 bonus RSUs to our CEO. The RSUs vest 50% on the date that is six months after the commencement of the fiscal year 2013 and 50% on the last day of fiscal year 2013. In fiscal year 2013, we recorded $250,000, of compensation expense for these awards.

In June 2012, we announced the Fiscal Year 2013 Management Incentive Program (“2013 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. In fiscal year 2013, we recorded $1.2 million of stock compensation expense related to the 2013 Incentive Program as a result of achieving performance targets at various levels.

In July 2013, as part of the acquisition of Cadeka, we agreed to pay retention bonus to certain former Cadeka employees and the bonus will be settled in RSUs subject to fulfillment of the service period. In fiscal year 2014, we recorded $1.2 million of non-cash compensation expense, net of forfeiture for these PRSUs. The expense is reported in the other non-current obligations line in the consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the consolidated statement of operations.

In August 2013, we announced the Fiscal Year 2014 Management Incentive Program (“2014 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. In fiscal year 2014, we recorded $0.7 million of stock compensation expense related to the 2014 Incentive Program. The expense is reported in the other current liabilities line in the consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the consolidated statement of operations.

In the first quarter of fiscal 2014 we granted 50,000 PRSUs to certain executives. The PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2014 with a three-year vesting period if certain performance measures are met. In fiscal year 2014, we recorded $0.3 million of stock compensation expense related to these PRSUs.

In October 2013 we granted 35,000 PRSUs to certain executives. The PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. In fiscal year 2014, we recorded $0.1 million of stock compensation expense related to these PRSUs.

In January 2014, we granted 80,000 PRSUs to certain former Stretch employees. The PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. In fiscal year 2014, we recorded $0 of stock compensation expense related to these PRSUs as the vesting of such PRSUs was not deemed probable.

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

Volatility—our expected volatility is based on historical data of the market closing price for our common stock as reported by NASDAQ Global Select Market (“NASDAQ”) and/or New York Stock Exchange, Inc. (“NYSE”) under the symbol “EXAR” and the expected term of our stock options.

Risk-Free Interest Rate—the risk-free interest rate assumption is based on the observed interest rate of the U.S. Treasury appropriate for the expected term of the option to be valued.

Dividend Yield—we do not currently pay dividends and have no plans to do so in the future. Therefore, we have assumed a dividend yield of zero.

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal years presented below:

	March 30, 2014	March 31, 2013	April 1, 2012

Expected term of options (years)	4.40 – 4.49	4.36	4.30
Risk-free interest rate	0.6 – 1.1%	0.5 – 0.6%	0.7 – 1.5%
Expected volatility	32 - 35%	37 - 42%	41 - 43%
Expected dividend yield	—	—	—
Weighted average grant date fair value	$3.40	$2.80	$2.22

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal years presented below (in thousands):

	March 30, 2014	March 31, 2013	April 1, 2012
Cost of sales	$714	$469	$301
Research and development	1,974	789	1,239
Selling, general and administrative	6,164	3,530	2,210
Total stock-based compensation expense	$8,852	$4,788	$3,750

The amount of stock-based compensation cost capitalized in inventory was immaterial at each of the fiscal years presented.

During fiscal year 2012, we modified stock options and PRSUs held by our then current CEO upon his termination to accelerate the vesting of any portion of each equity award that was scheduled to vest on or within 12 months after November 7, 2011 (the “Severance Date”) and to exercise the vested portion of stock options on or within twelve months after the Severance Date, which is in accordance with the separation agreement. As a result of the modifications in fiscal year 2012, we recorded additional stock-based compensation expense of approximately $114,000.

Unrecognized Stock-based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the fiscal years indicated below as follows:

	March 30, 2014		March 31, 2013		April 1, 2012
	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)
Options	$9,958	2.7	$6,269	2.8	$7,356	2.8
Performance Options	242	2.2	502	2.6	763	3.5
RSUs	5,970	2.2	1,557	2.5	1,185	3.2
PRSUs	3,047	2.5	1,814	3.4	2,352	4.1
Total Stock-based compensation expense	$19,217		$10,142		$11,656

NOTE 15.    LEASE FINANCING OBLIGATION

We have acquired engineering design tools under capital leases. We acquired design tools of $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, $1.0 million in June 2010 under a three-year license, $1.3 million in December 2009 under a 28-month license, and $1.1 million in July 2009 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the design tools were included in other current liabilities and long-term lease financing obligations in our consolidated balance sheets as of March 30, 2014 and April 1, 2012, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

Amortization expense related to the design tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Amortization expense	$3,294	$3,523	$3,706

Future minimum lease and sublease income payments for the lease financing obligations as of March 30, 2014, which all expire prior to 2019, are as follows (in thousands):

Lease financing

Fiscal Years	Design tools
2015	$2,741
2016	59
2017	10
2018	7
Total minimum lease payments	2,817
Less: amount representing interest	76
Present value of future minimum lease payments	2,741
Less: short-term lease financing obligations	2,671
Long-term lease financing obligations	$70

Interest expense for the design tools lease financing obligations for the periods indicated were as follow (in thousands):

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Interest expense – design tools	$155	$143	$210

In the course of our business, we enter into arrangements accounted for as operating leases related to the licensing of engineering design software and the rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Rent expense	$1,289	$616	$2,121

Our future minimum lease payments for the lease operating obligations, which all expire prior to 2019, as of March 30, 2014 are as follows (in thousands):

Operating lease

Fiscal Years	Facilities
2015	$688
2016	463
2017	152
2018	21
Total future minimum lease payments	$1,324

NOTE 16.    COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals and well closure activities. In April 2012, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) approved our application for low-threat closure and rescinded the previous cleanup order. All monitoring well closure activities on the site and adjacent/neighboring sites have been completed. We have finalized and executed access, environmental indemnity and tolling agreements, and deed restriction covenants with the property owner. The required deed restriction has been recorded. We are awaiting final determination from RWQCB.

Outstanding liabilities for remediation activities, net of payments, consisted of the following as of the dates indicated (in thousands):

	March 30, 2014	March 31, 2013
Liabilities for remediation activities	$28	$76

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

Warranty expense has historically been immaterial for our products. The warranty liability related to our product sales as of September 29, 2013 of $1.4 million was established for the return of certain older generation data compression products shipped in prior years. The remaining balance for this warranty was $1.1 million as of March 30, 2014, and warranty liability as of March 31, 2013 was immaterial.

As of the dates indicated below, our warranty reserve balance, which is included in the “Other current liabilities” line item on the consolidated balance sheets, consisted of the following (in thousands):

	March 30, 2014	March 31, 2013
Beginning balance	$50	$90
Provisions for warranties issued	1,480	─
Settlements/adjustments	(456)	(40)
Ending balance	$1,074	$50

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

In fiscal year 2014, two former employees of Exar’s French subsidiary asserted claims against that subsidiary for alleged unfair dismissal in the French Labor Courts. We believe that the former employees were terminated in accordance with the requirements of French law and that the former employees’ claims are not supported by evidence. The matters are in the early procedural stages. A court hearing for one of the matters is scheduled for October 10, 2014. We dispute the claims and we intend to vigorously protect our interests. We do not believe an adverse outcome will have a material impact on our financial position, results of operations or cash flow.

NOTE 18.    INCOME TAXES

The components of the provision for (benefit from) income taxes as of the dates indicated below were as follows (in thousands):

	March 30, 2014	March 31, 2013	April 1, 2012
Current:
Federal	$(1,350)	$(1,255)	$110
State	(93)	(73)	(235)
Foreign	(81)	114	218
Total current	$(1,524)	$(1,214)	$93

Deferred:
Federal	$(6,807)	$23	$(39)
State	(147)	2	(3)
Total deferred	$(6,954)	$25	$(42)
Total provision for (benefit from) income taxes	$(8,478)	$(1,189)	$51

Foreign income/(loss) included in consolidated pre-tax income for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Foreign income/(loss)	$(307)	$—	$1,243

Undistributed earnings of $5.8 million of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Significant components of our net deferred taxes are as follows as of the dates indicated (in thousands):

	March 30, 2014	March 31, 2013
Deferred tax assets:
Reserves and expenses not currently deductible	$7,973	$8,049
Net operating loss carryforwards	123,826	124,662
Tax credits	27,259	29,109
Losses on investments	1,832	2,110
Unrealized investment gain	80	-
Intangible assets	6,838	6,225
Deferred margin	3,968	4,158
Depreciation	642	604
Total deferred tax assets	172,418	174,917
Deferred tax liabilities:
Unrealized investment loss	—	(116)
Non-goodwill intangibles	(6,560)	(930)
Total deferred tax liabilities	(6,560)	(1,046)
Valuation allowance	(165,924)	(173,927)
Net deferred tax liabilities	$(66)	$(56)

The valuation allowance decreased $8.0 million and $6.7 million in fiscal years 2014 and 2013, respectively, and increased $13.9 million in fiscal year 2012. The change in fiscal year 2014 was primarily due to release of $6.8 million valuation allowance related to Cadeka acquisition in July 2013 and release of $1.3 million reserve for uncertain tax positions related to an NOL carryback refund in the third quarter of 2014.

Reconciliations of the income tax provision at the statutory rate to our provision for (benefit from) income tax are as follows as of the dates indicated (in thousands):

	March 30, 2014	March 31, 2013	April 1, 2012

Income tax benefit at statutory rate	$(937)	$593	$(10,061)
State income taxes, net of federal tax benefit	(1)	60	(824)
Deferred tax assets not benefited	(1,972)	(378)	11,967
Tax credits	(757)	(539)	(1,021)
Stock-based compensation	(427)	258	432
Foreign rate differential	156	148	(373)
Prior year tax expense true-up	(10)	11	12
Fair value adjustment	(3,732)	-	-
Other, net	(798)	(1,342)	(81)
Provision for (benefit from) income taxes	$(8,478)	$(1,189)	$51

As of March 30, 2014, our federal, state and Canada net operating loss carryforwards for income tax purposes were as follow (in thousands):

Federal net operating loss carryforwards	$325,333
State net operating loss carryforwards	$118,149
Canada net operating loss carryforwards	$27,064

If not utilized, some of the federal net operating loss carryovers will begin expiring in fiscal year 2019, while the state net operating losses will begin to expire in fiscal year 2015. The Canadian net operating loss carryovers will begin expiring in fiscal year 2022, if not utilized.

As of March 30, 2014, our federal, state and Canada tax credit carryforwards, net of reserves, were as follows (in thousands):

Federal tax credit carryforwards	$9,618
State tax credit carryforwards	$19,186
Canada tax credit carryforwards	$5,135

Federal tax credits will begin to expire in fiscal year 2018. State tax credits are carried forward indefinitely. The Canadian tax credits will begin to expire in fiscal year 2018.

Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $8.3 million of these deferred tax assets pertain to certain net operating loss and credit carryforwards that resulted from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards is accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amount of the unrecognized tax benefits during the tax year ended March 30, 2014 is as follows (in thousands):

Amount

Unrecognized tax benefits as of March 27, 2011	$16,714
Gross decrease related to prior year tax positions	(289)
Gross increase related to current year tax positions	578
Lapses in statute of limitation	(183)
Unrecognized tax benefits as of April 1, 2012	16,820
Gross decrease related to prior year tax positions	(271)
Gross increase related to current year tax positions	292
Lapses in statute of limitation	(1,376)
Unrecognized tax benefits as of March 31, 2013	15,465
Gross increase related to prior year tax positions	92
Gross increase related to current year tax positions	487
Lapses in statute of limitation	(1,880)
Unrecognized tax benefits as of March 30, 2014	$14,164

Of the total gross unrecognized tax benefits of $14.2 million as of March 30, 2014, $11.6 million, if recognized, would impact the effective tax rate before consideration of the valuation allowance.

The total unrecognized gross tax benefits were as follows as of the dates indicated (in thousands):

	March 30, 2014	March 31, 2013

Unrecognized gross tax benefits	$14,164	$15,465
Less: amount used to reduce deferred tax assets	13,370	13,240
Net income tax payable(1)	$794	$2,225

(1)	Included in other non-current obligations line item in consolidated balance sheet.

We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $96,000 during the next 12 months as the statutes of limitations expire, which would decrease the provision for income taxes and increase our net income.

Estimated interest and penalties related to the underpayment of income taxes were classified as a component of the provision for income taxes in the consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	March 30, 2014	March 31, 2013
Accrued interest and penalties	$83	$228

Our major tax jurisdictions are the United States federal, various states, Canada, China and certain other foreign jurisdictions. The fiscal years 2003 through 2012 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our foreign jurisdictions.

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

ASU No. 2013-11 – US GAAP previously did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. On a jurisdictional basis, Accounting Standard Update (“ASU”) No. 2013-11 generally requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Exar has properly applied this guidance to its required SEC disclosures. The adoption of this guidance did not have any material impact on our financial position, results of operations or cash flows.

 NOTE 19.    SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Industrial & Embedded Systems, Networking & Storage and Communications Infrastructure markets.

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Industrial & Embedded Systems	$72,458	$63,396	$66,602
Networking & Storage	30,594	32,737	27,005
Communications Infrastructure	21,808	24,965	35,829
Other	462	928	1,130
Total net sales	$125,322	$122,026	$130,566

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Japan, Malaysia, South Korea, Taiwan and the United Kingdom. Our principal markets include North America, Europe and the Asia Pacific region. Net sales by geographic areas represent direct sales principally to OEMs, or their designated subcontract manufacturers, and to distributors (affiliated and unaffiliated) who buy our products and resell to their customers.

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
China	$43,537	$41,118	$44,035
United States	37,079	32,322	33,585
Singapore	13,397	13,827	13,883
Germany	11,270	11,692	13,671
Japan	6,393	5,685	6,161
Europe (excluding Germany)	3,999	4,765	5,628
Rest of world	9,647	12,617	13,603
Total net sales	$125,322	$122,026	$130,566

Substantially all of our long-lived assets at March 30, 2014 and April 1, 2012 were located in the United States.

The following distributors accounted for 10% or more of our net sales in the fiscal years indicated below:

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Distributor A	27%	30%	31%
Distributor B	21%	11%	11%
Distributor C	12%	10%	* %

*	Net sales for this distributor for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of the net sales in fiscal years 2014, 2013 and 2012, respectively.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated below:

	March 30, 2014	March 31, 2013
Distributor B	17%	20%
Distributor A	16%	21%
Distributor D	14%	11%
Distributor C	12%	*

*	Net accounts receivable for this distributor for this period were less than 10% of our net accounts receivables.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of March 30, 2014 and March 31, 2013, respectively.

NOTE 20.   ALLOWANCES FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We had the following activities for the allowance for sales returns and allowance for doubtful accounts as the dates indicated (in thousands):

Classification	Balance at Beginning of Year	Additions	Utilizations (1)	Balance at End of Year
Allowance for sales returns:

Year ended March 30, 2014	$1,084	$17,004	$16,414	$1,674
Year ended March 31, 2013	1,429	$15,176	$15,521	$1,084
Year ended April 1, 2012	1,245	15,701	15,517	1,429

Allowance for doubtful accounts:

Year ended March 30, 2014	206	(25)	70	111
Year ended March 31, 2013	167	39	—	206
Year ended April 1, 2012	278	69	180	167

(1)	Utilization amounts within allowance for sales returns reflect credits issued to distributors for stock rotations and volume discounts.

NOTE 21.    SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal years 2014 and 2013. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to state fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter (in thousands, except per share data). Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year, because of the different number of shares outstanding during each period.

	Fiscal Year 2014				Fiscal Year 2013
Classification	Mar. 30, 2014	Dec. 29, 2013	Sep. 29, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 30, 2012	Sep. 30, 2012	Jul. 1, 2012
Consolidated Statement of Operations Data:
Net sales by end market:
Industrial & Embedded Systems	$19,588	$18,429	$17,943	$16,498	$15,265	$16,119	$15,923	$16,088
Networking & Storage	3,310	7,104	10,273	9,907	9,346	9,300	7,656	6,435
Communications Infrastructure	5,046	5,089	5,697	5,976	6,231	5,270	6,737	6,728
Other	43	68	105	246	312	310	306	—
Net sales	$27,987	$30,690	$34,018	$32,627	$31,154	$30,999	$30,622	$29,251
Gross profit	8,422	12,826	13,929	15,477	15,296	14,192	13,330	12,869
Income (loss) from operations	(311)	(3,321)	(616)	547	1,309	(353)	(373)	(1,166)
Net income (loss)	147	(1,634)	6,482	806	1,672	1,523	263	(576)
Net income (loss) per share:
Basic	$0.00	$(0.03)	$0.14	$0.02	$0.04	$0.03	$0.01	$(0.01)
Diluted	$0.00	$(0.03)	$0.13	$0.02	$0.04	$0.03	$0.01	$(0.01)
Shares used in the computation of net income (loss) per share:
Basic	47,328	47,529	47,496	46,805	46,219	45,925	45,720	45,388
Diluted	48,778	47,529	49,150	48,085	47,379	46,438	46,046	45,388

NOTE 22.    SUBSEQUENT EVENT

On April 26, 2014, we signed a definitive agreement (“Merger Agreement”) to acquire Integrated Memory Logic Limited (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market. The iML acquisition supports Exar's strategy of building a large scale diversified analog mixed-signal business. Under the terms of the transaction, Exar's subsidiary (“Sub”) has commenced a tender offer to acquire all of the outstanding shares of iML for NT$91.00 (approximately US$3.00) per iML share in cash and acquire any remaining shares at NT$91.00 per share pursuant to a follow-on merger. On May 29, 2014, Sub completed the offer. 68,319,091 shares (the “Accepted Shares”) were validly tendered in the offer, representing approximately 92% of iML’s outstanding shares. The persons from whom the Accepted Shares were acquired were the shareholders of iML. Sub will pay an aggregate purchase price of NT$6.2 billion (approximately US$206.0 million) to iML shareholders for the tendered shares. Pursuant to the terms and conditions set forth in the Merger Agreement, Sub intends to conduct a second-step merger in which Sub will merge with and into iML and the remaining outstanding shares will be converted into the right to receive NT$91.00 per share in cash. When complete, the gross transaction value is currently estimated to be NT$6.8 billion (approximately US$224.0 million), or NT$2.8 billion (approximately US$92.0 million), net of cash acquired. After the closing, iML will become a wholly owned subsidiary of Exar and iML stock will cease trading on the Taiwan Stock Exchange. Exar financed the acquisition of the shares with a combination of cash on hand and a new $90.0 million senior secured bridge loan facility. Stifel Financial Corp. has provided Exar a commitment letter to provide Exar up to $90.0 million in senior secured bridge loans. The commitment letter is subject to customary conditions to consummation.

Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing. As such, it is impracticable for us to make certain business combination disclosures at this time. We are unable to present the acquisition date fair value of and information related to assets acquired and liabilities assumed. We plan to provide this information in our quarterly report on Form 10-Q for the quarter ending June 29, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the President and Chief Executive Officer (our principal executive officer) (the “CEO”) and Chief Financial Officer (our principal financial and accounting officer) (the “CFO”), to allow timely decisions regarding required disclosure.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of the end of fiscal year 2014.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of March 30, 2014 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on this assessment, management concluded that, as of March 30, 2014, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of March 30, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information set forth under the captions “Election of Directors,” “Corporate Governance and Board Matters,” “Executive Compensation Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders (“2014 Definitive Proxy Statement”) which will be filed with the SEC Commission no later than 120 days after March 30, 2014.

Executive Officers

A listing of executive officers of Exar and certain other information required by Item 10 with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Report and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers, a Code of Business Conduct and Ethics and a Financial Integrity Compliance Policy. These documents can be found on our website: www.exar.com . We will post any amendments to the codes and policy, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our website, or by filing a Current Report on Form 8-K. Hard copies can be obtained free of charge by submitting a written request to:

Exar Corporation

48720 Kato Road

Fremont, California 94538

Attn: Investor Relations, M/S 210

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in our 2014 Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2014 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our 2014 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2014 Definitive Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) All Financial Statements. The financial statements of Company are included herein as required in Part II, Item 8—“Financial Statements and Supplementary Data” of this Annual Report. See Index to Financial Statements on page 48.

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
Louis DiNardo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 11, 2014

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

Signature	Title	Date

/s/ LOUIS DINARDO	President, Chief Executive Officer and Director	June 11, 2014
(Louis DiNardo)	(Principal Executive Officer)

/s/ RYAN A. BENTON	Senior Vice President and Chief Financial Officer	June 11, 2014
(Ryan A. Benton)	(Principal Financial and Accounting Officer)

/s/ RICHARD L. LEZA	Chairman of the Board	June 11, 2014
(Richard L. Leza)

/s/ BEHROOZ ABDI	Director	June 11, 2014
(Behrooz Abdi)

/s/ DR. IZAK BENCUYA	Director	June 11, 2014
(Dr. Izak Bencuya)

/s/ PIERRE GUILBAULT	Director	June 11, 2014
(Pierre Guilbault)

/s/ BRIAN HILTON	Director	June 11, 2014
(Brian Hilton)

/s/ GARY MEYERS	Director	June 11, 2014
(Gary Meyers)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Amended and Restated Bylaws of Exar Corporation	8-K	0-14225	3.1	3/16/2012

10.1*+	Employee Stock Participation Plan, as amended, and related Offering documents	10-K	0-14225	10.1	6/12/2006

10.2*	2000 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.9	6/14/2005

10.3*	2006 Equity Incentive Plan, as amended	8-K	0-14225	10.1	9/17/2010

10.4*	Form of Notice of Grant of Stock Option and Terms and Conditions of Nonqualified Stock Option	8-K	0-14225	10.2	9/13/2006

10.5*	Form of Notice of Grant of Stock Option and Terms and Conditions of Incentive Stock Option	8-K	0-14225	10.3	9/13/2006

10.6*	2006 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement	8-K	0-14225	10.6	9/13/2006

10.7*	2006 Equity Incentive Plan Form Of Stock Unit Award Agreement	10-Q	0-14225	10.2	2/6/2009

10.8*	2006 Equity Incentive Plan Form Of Performance Stock Unit Award Agreement	10-Q	0-14225	10.1	11/5/2009

10.9*	2006 Equity Incentive Plan Form Of Director Restricted Stock Unit Award Agreement	10-Q	0-14225	10.7	11/4/2010

10.10*	New Non-Employee Director Option Agreement	10-Q	001-36012	3.4	11/7/2013

10.11*	New Non-Employee Director RSU Agreement	10-Q	001-36012	3.5	11/7/2013

10.12*	Sipex Corporation 2006 Equity Incentive Plan	S-8	333-145751	4.1	8/28/2007

10.13*	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan	S-8	333-145751	4.2	8/28/2007

10.14*	Sipex Corporation 2000 Non-Qualified Stock Option Plan	S-8	333-145751	4.3	8/28/2007

10.15*	Sipex Corporation 1999 Stock Plan	S-8	333-145751	4.4	8/28/2007

10.16*	Sipex Corporation 1997 Stock Option Plan	S-8	333-145751	4.5	8/28/2007

10.17*	Fiscal Year 2013 Executive Management Incentive Program	10-Q	0-14225	10.1	8/10/2012

10.18*	Fiscal Year 2014 Executive Management Incentive Program	10-Q	001-36012	10.3	8/6/2013

10.19*	Form of Indemnity Agreement between the Company and each of the Company’s directors and certain of the executive officers	8-K	0-14225	10.1	3/16/2012

10.20*	Letter Agreement Regarding Change of Control for Thomas R. Melendrez	10-K	0-14225	10.11	6/27/2001

10.21*	Executive Officers’ Group II Change of Control Severance Benefit Plan	10-Q	0-14225	10.1	2/6/2009

10.22**	Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.

10.23	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-Q	0-14225	10.1	2/8/2008

10.24**	Amendment No. 10, entered June 19, 2012, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.

10.25**	Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.

10.26	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-Q	0-14225	10.2	2/8/2008

10.27*	Employment Agreement between Exar Corporation and Louis DiNardo	8-K	0-14225	10.1	2/6/2014

10.28*	Amendment to Employment Agreement between the Company and Louis DiNardo, dated December 31, 2013	10-Q	001-36012	3.3	2/6/2014

10.29*	Letter Agreement Regarding Employment between Exar Corporation and Carlos Laber	10-Q	0-14225	10.2	8/10/2012

10.30*	Employment Agreement between the Company and Ryan Benton, dated September 30, 2013	10-Q	001-36012	3.3	11/7/2013

10.31**	Letter Agreement Regarding Employment between the Company and Todd Smathers, dated February 27, 2012

10.32**	Letter Agreement Regarding Employment between the Company and Steve Bakos, dated May 21, 2012

10.33	Purchase and Sale Agreement dated July 9, 2013 between Exar Corporation and Ellis Partners LLC	10-Q	001-36012	10.2	8/6/2013

10.34*	Letter Agreement Regarding Employment between the Company and Parviz Ghaffaripour dated May 15, 2013	10-Q	001-36012	10.1	8/6/2013

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP

23.2**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24.1**	Power of Attorney. Reference is made to the signature page in this Form 10-K.

31.1**	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
**	Filed herewith.
***	Furnished herewith.
+	Related forms of Stock Option Grant and Exercise filed as part of an exhibit to Exar’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, and incorporated herein by reference.