Form 10-Q
period 2014-06-29
EXAR CORP
filed 2014-08-08
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

The number of shares outstanding of the Registrant’s Common Stock was 47,344,916 as of August 6, 2014.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 29,	March 30,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$123,161	$14,614
Restricted cash	26,000	—
Short-term marketable securities	—	152,420
Accounts receivable (net of allowances of $1,029 and $1,178)	26,596	15,023
Accounts receivable, related party (net of allowances of $599 and $608)	2,524	3,309
Inventories	31,988	28,982
Other current assets	5,717	3,549
Total current assets	215,986	217,897

Property, plant and equipment, net	20,644	21,280
Goodwill	45,017	30,410
Intangible assets, net	109,041	31,390
Other non-current assets	1,448	1,240
Total assets	$392,136	$302,217

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,883	$15,488
Accrued compensation and related benefits	6,271	4,174
Deferred income and allowances on sales to distributors	3,737	1,765
Deferred income and allowances on sales to distributors, related party	9,962	9,349
Short-term debt financing	65,000	—
Other current liabilities	16,257	11,370
Total current liabilities	117,110	42,146

Long-term lease financing obligations	40	70
Other non-current obligations	10,651	6,626
Total liabilities	127,801	48,842

Commitments and contingencies (Notes 14, 15 and 16)

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 47,272,056 and 47,336,005 shares outstanding	112	5
Additional paid-in capital	512,284	508,116
Accumulated other comprehensive loss	(25)	(1,079)
Accumulated deficit	(265,773)	(253,667)
Total Exar Corporation stockholders' equity	246,598	253,375
Non-controlling interests	17,737	—
Total stockholders' equity	264,335	253,375
Total liabilities and stockholders’ equity	$392,136	$302,217

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 29,	June 30,
	2014	2013
Sales:
Net sales	$21,698	$23,858
Net sales, related party	9,021	8,769
Total net sales	30,719	32,627

Cost of sales:
Cost of sales	12,353	11,812
Cost of sales, related party	3,838	3,907
Amortization of purchased intangible assets and inventory step-up cost	3,545	1,350
Restructuring charges and exit costs	27	81
Total cost of sales	19,763	17,150
Gross profit	10,956	15,477

Operating expenses:
Research and development	8,243	6,180
Selling, general and administrative	10,077	7,354
Merger and acquisition costs	4,050	465
Restructuring charges and exit costs	369	931
Net change in fair value in contingent consideration	(431)	—
Total operating expenses	22,308	14,930
Income (loss) from operations	(11,352)	547
Other income and expense, net:
Interest income and other, net	290	287
Interest expense	(486)	(37)
Total other income and expense, net	(196)	250
Income (loss) before income taxes	(11,548)	797
Provision for (benefit from) income taxes	692	(9)
Net income (loss)	(12,240)	806
Less: Net income attributable to non-controlling interests	135	—
Net income (loss) attributable to Exar Corporation	$(12,105)	$806

Net income (loss) per share:
Basic	$(0.26)	$0.02
Diluted	(0.26)	0.02

Shares used in the computation of net income (loss) per share:
Basic	47,236	46,805
Diluted	47,236	48,085

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	June 29,	June 30,
	2014	2013
Net income (loss)	$(12,105)	$806
Changes in market value of investments:
Changes in unrealized losses	199	(584)
Reclassification adjustment for net realized gains (losses)	26	(59)
Release of tax provision for unrealized gains	828	—
Net change in market value of investments	1,053	(643)
Comprehensive income (loss)	(11,052)	163
Less: comprehensive income attributable to non-controlling interests	135	—
Comprehensive income (loss) attributable to Exar Corporation	$(10,917)	$163

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 29,	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(12,240)	$806
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,309	2,850
Stock-based compensation expense	3,127	1,087
Release of deferred tax valuation allowance	828	—
Net change in fair value of contingent consideration	(431)	—
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable, related party	(692)	(3,026)
Inventories	944	39
Other current and non-current assets	(1,460)	184
Accounts payable	(3,824)	3,101
Accrued compensation and related benefits	(538)	141
Other current and non-current liabilities	255	(4,647)
Deferred income and allowance on sales to distributors and related party distributor	2,585	448
Net cash provided by (used in) operating activities	(8,137)	983

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(551)	(349)
Purchases of short-term marketable securities	(9,296)	(63,332)
Proceeds from maturities of short-term marketable securities	3,997	10,457
Proceeds from sales of short-term marketable securities	158,412	73,666
Acquisition of Integrated Memory Logic, net of cash received	(72,659)	—
Restricted cash	(26,000)	—
Other disposal (investment) activities	—	125
Net cash provided by investing activities	53,903	20,567

Cash flows from financing activities:
Proceeds from issuance of common stock	1,380	1,497
Purchase of stock for withholding taxes on vested restricted stock	(569)	(977)
Issuance of debt	91,000	—
Repayment of debt	(26,000)	—
Repurchase of common stock	(3,000)	—
Payments of lease financing obligations	(30)	(330)
Net cash provided by financing activities	62,781	190

Net increase in cash and cash equivalents	108,547	21,740
Cash and cash equivalents at the beginning of period	14,614	14,718
Cash and cash equivalents at the end of period	$123,161	$36,458

Supplemental disclosure of cash flow and non-cash information
Issuance of common stock in connection with Hifn acquisition & others	—	10
Cash paid for income taxes	21	62
Cash paid for interest	486	37
Release of restricted stock upon vesting	408	—

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business— Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, develops and markets high-performance integrated circuits and system solutions for the Communications, High-End Consumer, Industrial & Embedded Systems, and Networking & Storage markets. Exar's broad product portfolio includes analog, display, LED lighting, mixed-signal, power management, connectivity, data management, and video processing solutions.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of June 29, 2014 and our results of operations for the three months ended June 29, 2014 and June 30, 2013, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2015 and 2014 both consist of 52 weeks.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the amended standards, the unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. These amended standard updates are effective for our interim period beginning after December 15, 2013 and applied prospectively with early adoption permitted. The adoption of this guidance did not have any material impact on our financial position, results of operations or cash flows.

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

In June 2014, the FASB issued amended standards to provide explicit guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the amended standards, a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition and therefore, should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. This standard is effective for annual reporting periods beginning after December 15, 2015. Exar is currently evaluating the effect the adoption of this standard will have, if any, on our consolidated financial position, results of operations or cash flows.

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

To establish fair value, we measure the price that would be received for an asset or paid to transfer a liability in an ordinary transaction between market participants. The measurement assumes the highest and best use of the asset by the market participants that would maximize the value of the asset or the group of assets within which the asset would be used at the measurement date, even if the intended use of the asset is different.

Acquisition related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received, with the exception that the costs to issue debt or equity securities are recognized in accordance with other applicable GAAP.

Acquisition of Integrated Memory Logic

On June 3, 2014, we acquired approximately 92% of outstanding shares of  Integrated Memory Logic Limited (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market. The iML acquisition supports Exar's strategy of building a large scale diversified analog mixed-signal business. iML’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning June 4, 2014.

Consideration

In June 2014, we acquired approximately 92% of iML outstanding shares for $206.4 million in cash. We expect to pay an additional $17.9 million in cash in exchange for the remaining approximately 8% of outstanding shares, at which time iML will become a wholly owned subsidiary. When iML becomes a wholly owned subsidiary of Exar, it is anticipated that we will assume iML’s employee then outstanding options, preliminarily valued at approximately $3.3 million, and will be converted into an option to purchase a number of Exar’s common stock. The number of shares of Exar’s common stock, as well as the exercise price of the options will be determined based upon an agreed upon option exchange ratio outlined in the merger agreement by and between IML and Exar’s subsidiary, Image Sub Limited dated April 26, 2014. The option exchange ratio is calculated based upon (i) the ratio of the purchase price per share of iML’s stock and Exar’s stock price, and (ii) for those options denominated in Taiwanese dollars, the then currency exchange rates.

In accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, the acquisition of approximately 92% of iML’s outstanding shares was recorded as a purchase business acquisition since iML was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return of 16.9%. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $14.6 million. Goodwill is primarily from expected synergies resulting from combining the operations of iML with that of Exar and is not deductible for tax purposes.

The total purchase consideration for iML will be approximately $227.6 million and will be comprised of the following items (in thousands):

Acquisition of approximately 68.3 million shares of iML at NT$91.00 per share in cash	$206,411
Fair value of non-controlling interest shares	17,872
Fair value of iML employee options to be assumed	3,327
Total purchase price	$227,610

Preliminary Purchase Price Allocation

The allocation of the total preliminary purchase price to iML’s tangible and identifiable intangible assets and liabilities assumed was based on their estimated fair values at the date of acquisition.

The preliminary fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the iML acquisition was as follows (in thousands):

Amount
Identifiable tangible assets (liabilities)
Cash	$133,752
Accounts receivable	10,096
Inventories	3,950
Other current assets	608
Property, plant and equipment	480
Other assets	308
Accrued expenses	(8,137)
Accounts payable	(4,219)
Long-term liabilities	(3,595)
Total identifiable tangible assets (liabilities), net	133,243
Identifiable intangible assets	79,760
Total identifiable assets, net	213,003
Goodwill	14,607
Fair value of total consideration transferred	$227,610

The following table sets forth the components of identifiable intangible assets acquired in connection with the iML acquisition (in thousands):

Fair Value
Developed technologies	$55,570
In-process research and development	8,040
Distributor relationships	5,980
Customer relationships	9,050
Trade names	1,120
Total identifiable intangible assets	$79,760

In valuing specific components of the acquisition, that includes deferred taxes and intangibles, required us to make estimates that may be adjusted in the future, if new information is obtained about circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Thus, the purchase price allocation is considered preliminary and dependent upon the finalization of the valuation of assets acquired and liabilities assumed, including income tax effects. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to iML are included in the merger and acquisition costs and interest expense line on the condensed consolidated statement of operations for the first fiscal quarter of 2015 and were approximately $4.2 million.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined revenue of Exar and iML as if the acquisition had occurred as of March 31, 2014 (in thousands).

	Three months ended June 29, 2014	Three months ended June 30, 2013
Net sales	41,286	49,177
Net loss	$(7,675)	$(722)
Less: Net loss attributable to non-controlling interests	(105)	(122)
Net loss attributable to Exar Corporation	$(7,570)	$(600)
Earnings per share
Basic	$(0.16)	$(0.01)
Diluted	$(0.16)	$(0.01)

The pro forma financial information includes (1) amortization charges from acquired intangible assets of $2.4 million for the three months ended June 29, 2014 and June 30, 2013, respectively; (2) amortization charges from inventory fair value adjustment of $1.5 million and $2.5 million for the three months ended June 29, 2014 and June 30, 2013, respectively; (3) the estimated stock-based compensation expense related to the stock options assumed of $0.2 million and $0.1 million for the three months ended June 29, 2014 and June 30, 2013, respectively; (4) the elimination of historical intangible assets of $92,000 for the three months ended June 29, 2014 and June 30, 2013, respectively; (5) the elimination of historical stock-based compensation charges recorded by iML of $0.2 million and $0.5 million for the three months ended June 29, 2014 and June 30, 2013, respectively, as a result of the cancellation of all outstanding options on the acquisition date; (6) the elimination of acquisition related costs of $8.2 million for the three months ended June 29, 2014; (7) the elimination of $1.8 million revenue and the related $0.9 million costs released from deferred margin for the three months ended June 29, 2014; (8) the elimination of $2.0 million revenue and the related $0.9 million costs released from the deferred margin for the three months ended June 30, 2013; and (9) the related tax provision of $0.2 million and $0.9 million for the three months ended June 29, 2014 and June 30, 2013, respectively. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the condensed results of operations of Exar that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations of Exar.

Acquisition of Stretch

On January 14, 2014, we completed the acquisition of Stretch, Inc. (“Stretch”), a provider of software configurable processors supporting the video surveillance market previously located in Sunnyvale, California. The transaction provides Exar with the technology to deliver an end-to-end high-definition solution for both digital and analog transmission of data from the camera to the DVR or NVR in surveillance applications. Stretch’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning January 14, 2014.

In accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, the total consideration paid for Stretch was first allocated to the net tangible liabilities assumed based on the estimated fair values of the assets and liabilities at the acquisition date. The excess of the fair value of the consideration paid over the fair value of Stretch’s net tangible liabilities assumed and identifiable intangible assets acquired resulted in the recognition of goodwill of $0.7 million primarily related to expected synergies to be achieved in connection with the acquisition. The goodwill is deductible over 15 years for tax purposes. The table below shows the allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed (in thousands):

Amount
Tangible assets	$2,937
Intangible assets	7,010
Goodwill	667
Liabilities assumed	(10,604)
Fair value of total consideration transferred	$10

Acquisition of Cadeka

On July 5, 2013, we completed the acquisition of substantially all of the assets of Cadeka Technologies (Cayman) Holding Ltd., a privately held company organized under the laws of the Cayman Islands and all the outstanding stock of the subsidiaries of Cadeka, including the equity of its wholly owned subsidiary Cadeka Microcircuits, LLC, a Colorado limited liability company (“Cadeka”). With locations in Loveland, Colorado, Shenzhen and Wuxi, China, Cadeka designs, develops and markets high precision analog integrated circuits for use in industrial and high reliability applications. Cadeka’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning July 5, 2013. The pro forma effects of the portion of the Cadeka operations assumed through the transaction on our results of operations during fiscal 2014 were considered immaterial.

In accordance with ASC 805, Business Combinations, the total consideration paid for Cadeka was first allocated to the net tangible liabilities assumed based on the estimated fair values of the assets and liabilities at the acquisition date. The excess of the fair value of the consideration paid over the fair value of Cadeka’s net tangible liabilities assumed and identifiable intangible assets acquired resulted in the recognition of goodwill of $19.4 million primarily related of expected synergies from combining the operations of Cadeka with that of Exar and the release of deferred tax liabilities. The goodwill is not expected to be tax deductible.

The table below shows the allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed (in thousands):

Amount
Tangible assets	$3,286
Intangible assets	20,380
Goodwill	19,387
Liabilities assumed	(8,216)
Fair value of total consideration transferred	$34,837

NOTE 4.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	June 29, 2014	March 30, 2014
Work-in-process and raw materials	$20,597	$13,555
Finished goods	11,391	15,427
Total inventories	$31,988	$28,982

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	June 29, 2014	March 30, 2014
Land	$6,660	$6,660
Building	17,287	16,787
Machinery and equipment	43,108	40,675
Software and licenses	17,815	17,549
Property, plant and equipment, total	84,870	81,671
Accumulated depreciation and amortization	(64,226)	(60,391)
Total property, plant and equipment, net	$20,644	$21,280

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 29, 2014	March 30, 2014
Accrued acquisition costs	$3,514	$—
Short-term lease financing obligations	2,348	2,671
Accrued manufacturing expenses, royalties and licenses	2,094	1,639
Accrued restructuring charges and exit costs	1,971	2,214
Accrued legal and professional services	1,576	1,453
Accrued income tax	1,420	74
Purchase consideration holdback	1,006	1,256
Accrued sales and marketing expenses	564	666
Fair value of earn out liability – short-term	—	490
Other	1,764	907
Total other current liabilities	$16,257	$11,370

Our other non-current obligations consisted of the following (in thousands) as of the dates indicated:

	June 29, 2014	March 30, 2014
Long-term taxes payable	$4,427	$794
Fair value of earn out liability – long-term	3,912	3,853
Accrued retention bonus	1,575	1,181
Deferred tax liability	608	614
Accrued restructuring charges and exit costs	109	155
Other	20	29
Total other non-current obligations	$10,651	$6,626

NOTE 5.	FAIR VALUE

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

The fair value of contingent consideration arising from the acquisitions of Altior Inc. (“Altior”) and Cadeka Microcircuits LLC (“Cadeka”) are classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs.

There were no transfers between Level 1, Level 2, and Level 3 during the fiscal quarter ended June 29, 2014.

As of June 29, 2014, we sold all of our short term investments to fund the iML acquisition. The following table summarizes our other investments assets and liabilities as June 29, 2014 (in thousands):

	June 29, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Common shares of CounterPath	$—	$99	$—	$99

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$3,022	$3,022
Acquisition-related contingent consideration – Cadeka	—	—	890	890
Total liabilities	$—	$99	$3,912	$4,011

As of March 30, 2014, our investment assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

	March 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	9,378	13,134	—	22,512
State and local government securities	—	2,772	—	2,772
Corporate bonds and securities	5	71,248	—	71,253
Asset-backed securities	—	27,635	—	27,635
Mortgage-backed securities	—	28,248	—	28,248
Total investment assets	$14,019	$143,037	$—	$157,056

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$2,973	$2,973
Acquisition-related contingent consideration – Cadeka	—	—	1,370	1,370
Total liabilities	$—	$—	$4,343	$4,343

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	June 29, 2014	March 30, 2014
Cash and cash equivalents
Cash at financial institutions	$123,161	$9,978
Restricted cash	26,000	—
Cash equivalents
Money market funds	—	4,636
Total cash and cash equivalents	$149,161	$14,614

Available-for-sale securities
U.S. government and agency securities	$—	$22,512
State and local government securities	—	2,772
Corporate bonds and securities	—	71,253
Asset-backed securities	—	27,635
Mortgage-backed securities	—	28,248
Total short-term marketable securities	$—	$152,420

Our marketable securities include U.S. government and agency securities, state and local government securities, corporate bonds and securities, asset-backed and mortgage-backed securities and certificate of deposit. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase. As of June 29, 2014, $26.0 million of short term certificate deposit was used as collateral against our CTBC bridge loan and classified as restricted cash. See Note 9-“Short-term Debt”.

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

We received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the Skypoint dissolution, of which we estimated the fair value using the market value of common shares as determined by trading on the Nasdaq CM market. These securities have been classified to Level 2 as of June 29, 2014 and recorded in the other non-current assets line item on the condensed consolidated balance sheet. We believe the fair value inputs of CounterPath do not meet all of the criteria for Level 1 classification primarily due to the low trading volume of the stock. See Note 7–“Long-term Investments” for the discussion on Skypoint.

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

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Gross realized gains	$264	$218
Gross realized losses	(238)	(277)
Net realized gain (losses)	$26	$(59)

The following table summarizes our investments in marketable securities as March 30, 2014 (in thousands):

	March 30, 2014
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	22,550	1	(39)	22,512
State and local government securities	2,762	10	—	2,772
Corporate bonds and securities	71,309	32	(88)	71,253
Asset-backed securities	27,661	22	(48)	27,635
Mortgage-backed securities	28,362	24	(138)	28,248
Total investments	$157,280	$89	$(313)	$157,056

—————

(1)	Gross of tax impact of $828

Our asset-backed securities are comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We do not own auction rate securities nor do we own securities that are classified as subprime.

Management determines the appropriate classification of cash equivalents or short-term marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and accretion of discounts to maturity and such accretion/amortization, which is immaterial for the period presented, is included in the interest income and other, net line in the condensed statements of operations. Cash equivalents and short-term marketable securities are reported at fair value with the related unrealized gains and losses included in the accumulated other comprehensive losses line in the condensed consolidated balance sheets.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three months ended June 29, 2014, no investments were identified with other-than-temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of March 30, 2014 (in thousands):

	March 30, 2014
	Amortized Cost	Fair Value
Less than 1 year	$49,539	$49,504
Due in 1 to 5 years	107,741	107,552
Total	$157,280	$157,056

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of March 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 29, 2014.

As of June 29, 2014	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range

Acquisition-related contingent consideration – Altior	$3,022	Combination of income and market approach	Revenue (in ‘000’s)	$6,725	-	$20,175
			Probability of Achievement	1%	-	66%

Acquisition-related contingent consideration – Cadeka	$890	Combination of income and market approach	Revenue (in ‘000’s)	$8,400	-	$18,000
			Probability of Achievement	2%	-	30%

We calculate the fair value of the contingent consideration on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period.

The change in the fair value of our Altior purchase consideration liability is as follows (in thousands):

Amount
As of March 30, 2014	$2,973
Adjustment to purchase consideration	49
As of June 29, 2014	$3,022

The change in the fair value of our Cadeka purchase consideration liability is as follows (in thousands):

Amount
As of March 30, 2014	$1,370
Adjustment to purchase consideration	(480)
As of June 29, 2014	$890

In the first quarter of fiscal 2015, the fair value of the contingent consideration for Altior acquisition increased by $49,000 due to the impact of change in present value of the amount payable due to passage of time. Contingent consideration for Cadeka acquisition decreased by $480,000 due to change in timing of achieving revenue targets and passage of time.

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one single operating segment and one chief operating decision maker, our President and Chief Executive Officer (“CEO”), we utilize an entity-wide approach to assess goodwill for impairment. As of June 29, 2014, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for first fiscal quarter of 2015 and 2014 were as follows (in thousands):

	June 29, 2014	March 30, 2014
Beginning balance	$30,410	$10,356
Goodwill additions	14,607	20,054
Ending balance	$45,017	$30,410

Goodwill additions during the first quarter of fiscal 2015 consisted of $14.6 million residual allocation from the iML acquisition purchase price accounting. The goodwill additions during fiscal 2014 consist of $19.4 million and $0.7 million residual allocation from the Cadeka and Stretch acquisition purchase price accounting, respectively.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	June 29, 2014			March 30, 2014
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Existing technology	118,781	$(39,357)	$79,424	$63,043	$(37,510)	$25,533
Customer relationships	15,145	(3,082)	12,063	6,095	(2,762)	3,333
Distributor relationships	7,244	(1,322)	5,922	1,264	(1,260)	4
Patents/Core technology	3,459	(3,395)	64	3,459	(3,378)	81
Trade names	1,330	(82)	1,248	210	(51)	159
Total intangible assets subject to amortization	145,959	(47,238)	98,721	74,071	(44,961)	29,110
In-process research and development	10,320	—	10,320	2,280	—	2,280
Total	$156,279	(47,238)	109,041	76,351	(44,961)	31,390

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over two to nine years. Customer relationships are amortized over five to seven years. Distributor relationships are amortized over six to seven years. Patents/core technology is amortized over five to six years. Trade names are amortized over three to six years. We expect the amortization of IPR&D to start in fiscal 2015. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life.

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

As of June 29, 2014, there were no indicators that required us to perform an intangible assets impairment review. Due to the decline in forecasted revenue related to certain acquired intangible assets, we recorded $1.6 million impairment charges in the fourth quarter of fiscal 2014.

The aggregate amortization expenses for our intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Amortization expense	$2,277	$1,544

The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2015 (9 months remaining)	$11,901
2016	15,339
2017	14,406
2018	14,193
2019	12,993
2020 and thereafter	29,889
Total future amortization	$98,721

NOTE 7.	LONG-TERM INVESTMENT

In July 2001, Exar became a Limited Partner in the Skypoint Telecom Fund II (US), LP. (“Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. We accounted for this non-marketable equity investment under the cost method in the other non-current assets in the consolidated balance sheet. The partnership was dissolved and the fund distributed stock of investee companies to Exar during first quarter of fiscal 2015.

We regularly review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	June 29, 2014	March 30, 2014
Beginning balance	$946	$1,288
Net distributions	—	(19)
Impairment charges	—	(323)
Ending balance	$946	$946

The carrying amount of approximately $0.9 million as of June 29, 2014 reflects the net of the capital contributions, capital distributions and cumulative impairment charges. During the term of the fund we have made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. As of June 29, 2014, we do not have any further capital commitments.

Impairment

We evaluate our long-term investment for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year by comparing the carrying amount to the fair value of the underlying investments. If the carrying amount exceeds its fair value, long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss. We analyzed the fair value of the remaining underlying investments of Skypoint Fund and as a result, no impairment was recorded during the first quarter of fiscal 2015 and 2014. We recorded approximately $0.3 million impairment charges in the fourth quarter of fiscal 2014.

NOTE 8.      RELATED PARTY TRANSACTION

Alonim Investments Inc. (“Alonim”) owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of June 29, 2014. As such, Alonim is our largest stockholder.

Related party contributions as a percentage of our total net sales for the periods indicated below were as follows:

	Three Months Ended
	June 29, 2014	June 30, 2013
Alonim	29%	27%

Related party receivables as a percentage of our net accounts receivable were as follows as of the dates indicated below:

	June 29, 2014	March 30, 2014
Alonim	9%	18%

Related party expenses for marketing promotional materials reimbursed were not significant for either the three months ended June 29, 2014 or June 30, 2013, respectively.

NOTE 9.	SHORT-TERM DEBT

As part of the acquisition of iML, we entered into short-term financing agreements with Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”) to provide bridge financing for the acquisition.

As of the date indicated below, our short-term debts principal balances, which is included in the Other current liabilities line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

June 29, 2014
Stifel	$65,000
Repayment	(26,000)
CTBC	26,000
Total short-term debt	$65,000

Stifel

On May 27, 2014 (the “Initial Funding Date”), Exar entered into a bridge credit agreement (the “Credit Agreement”) certain lenders party and Stifel Financial Corp., as Administrative Agent. The Credit Agreement provided Exar with a bridge term loan credit facility in an aggregate principal amount of up to $90.0 million (the “Bridge Facility”).

Interest on loans made under the Bridge Facility accrues, at Exar’s option, at a rate per annum equal to (1) the Base Rate (as defined below) plus (a) during the first 90 days following the Initial Funding Date, 7.5% and (b) thereafter, 8.5% or (2) 1-month LIBOR plus (a) during the first 90 days following the Initial Funding Date, 8.5% and (b) thereafter, 9.5%. The “Base Rate” is equal to, for any day, a rate per annum equal to the highest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) 1 month LIBOR plus 1.00%. The Base Rate is subject to a floor of 2.5%, and LIBOR is subject to a floor of 1.5%. The interest rate for June, 2014 was 8.65%.

Exar had drawn $50.0 million and $15.0 million on May 27, 2014 and May 29, 2014, respectively to fund the acquisition of approximately 92% of iML’s outstanding shares. We repaid $26.0 million of the debt in June 2014 through a loan from CTBC with lower interest rate. As of July, 2014, the Stifel loan has been completely paid off through an intercompany loan from iML. See Note 19 – Subsequent Event”.

CTBC

On June 9, 2014 we entered into a Business Loan Agreement with CTBC to provide a loan for $26.0 million to partially pay off the Stifel loan. This loan bears an interest rate of 3.25% and matures on December 9, 2014. Interest payments are due monthly with the entire principal due not later than December 9, 2014.

All obligations of Exar under the Business Loan Agreement are unconditionally guaranteed by iML through a $26.0 million short-term certificate deposit with the same institution.

Interest

As of the date indicated below, interest on our short-term debt, which is included in the “Interest expense” line item on the condensed consolidated statement of operations, consisted of the following (in thousands):

June 29, 2014
Stifel	$402
CTBC	45
Total interest expense	$447

NOTE 10.	COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs, to increase our return on our invested capital and to bring our cash to a more appropriate level for Exar.

On August 28, 2007, we announced the approval of a share repurchase plan (“2007 SRP”) and authorized the repurchase of up to $100.0 million of our common stock.

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

Stock repurchase activities during first quarter of fiscal 2015 and fiscal 2014 were indicated below (in thousands, except per share amounts):

	Total number of Shares Purchased	Average Price Paid Per Share (or Unit)	Amount Paid for Purchase
Balances, March 31, 2013	9,564	$9.22	$88,189
Repurchases – August 25 to September 29, 2013	153	13.07	1,999
Repurchases – September 30 to October 27, 2013	73	13.63	1,001
Repurchases – November 24 to December 29, 2013	83	12.09	1,000
Repurchases – December 30, 2013 to January 26, 2014	122	11.61	1,417
Repurchases – January 27 to February 23, 2014	324	11.05	3,583
Balances, March 30, 2014	10,319	$9.22	$97,189
Repurchases – March 31 to April 27, 2014	273	10.98	3,000
Balances, June 29, 2014	10,592	$9.46	$100,189

—————

Note: The average price paid per share is based on the total price paid by Exar, which includes applicable broker fees.

NOTE 11.	RESTRUCTURING CHARGES AND EXIT COSTS

2015 Restructuring Charges and Exit Costs

During the first quarter of fiscal 2015, we incurred $0.4 million restructuring charges and exit costs mainly due to severance benefit payments made.

2014 Restructuring Charges and Exit Costs

During the first quarter of fiscal 2014, we incurred $1.0 million restructuring charges and exit costs. The charges include $0.9 million of severance benefits and $0.1 million of costs related to the preparation for the sale of Exar campus in Fremont, California.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 30, 2014	Additions/ adjustments	Non-cash charges	Payments	June 29, 2014
Lease termination costs and others	$1,615	$60	$(77)	$(92)	$1,506
Severance	754	336	—	(516)	574
Total	$2,369	$396	$(77)	$(608)	$2,080

	April 1, 2013	Additions/ adjustments	Non-cash charges	Payments	March 30, 2014
Lease termination costs and others	$2,860	$570	$(57)	$(1,758)	$1,615
Severance	426	2,444	—	(2,116)	754
Total	$3,286	$3,014	$(57)	$(3,874)	$2,369

NOTE 12.	STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal period presented (in thousands, except per share amounts):

	As of June 29, 2014	Three Months Ended June 29, 2014
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price
Authorized to issue	4,500
Reserved for future issuance	1,365
Issued		7	$11.26

Equity Incentive Plans

We currently have two equity incentive plans, in which shares are available for future issuance, the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and the Sipex Corporation (“Sipex”) 2006 Equity Incentive Plan (the “Sipex Plan”), the latter of which was assumed in connection with the August 2007 acquisition of Sipex.

The 2006 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards. Restricted stock units ("RSU”) granted under the 2006 Plan are counted against authorized shares available for future issuance on a basis of two shares for every RSU issued. The 2006 Plan allows for performance-based vesting and partial vesting based upon the level of performance. Grants under the Sipex Plan are only available to former Sipex’s employees or employees of Exar hired after the Sipex acquisition. At our annual meeting on September 15, 2010, our stockholders approved an amendment to the 2006 Plan to increase the aggregate share limit under the 2006 Plan by an additional 5.5 million shares to 8.3 million shares. At June 29, 2014, there were 0.7 million shares available for future grant under all our equity incentive plans.

Stock Option Activities

Our stock option transactions during the three months ended June 29, 2014 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 30, 2014	7,213,848	$8.98	5.02	$21,301	2,170
Granted	45,700	10.87
Exercised	(105,751)	6.99
Cancelled	(133)	15.67
Forfeited	(385,098)	10.12
Balance at June 29, 2014	6,768,566	$8.96	4.84	$16,701	2,277

Vested and expected to vest, June 29, 2014	6,284,514	$8.84	4.75	$16,137
Vested and exercisable, June 29, 2014	2,526,817	$7.68	3.55	$8,955

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $11.08 and $11.71 as of June 29, 2014 and March 30, 2014, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our CEO. The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined market based financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our CEO. The options are scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. We recorded $112,000 and $65,000 of compensation expense for these options in the three months ended June 29, 2014 and June 30, 2013, respectively.

Options exercised for the periods indicated below were as follows (in thousands):

	Three months Ended
	June 29, 2014	June 30, 2013
Intrinsic value of options exercised	$430	$822

RSU Activities

Our RSU transactions during the three months ended June 29, 2014 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 30, 2014	1,177,126	$10.94	1.62	$13,784
Granted	150,813	12.87
Issued and released	(147,648)	9.80
Cancelled	(59,332)	11.84
Unvested at June 29, 2014	1,120,959	$11.30	1.61	$12,420

Vested and expected to vest, June 29, 2014	965,301		1.54	$10,696

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our CEO. The PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. We recorded $734,000 and $52,000 of compensation expense for these awards in the three months ended June 29, 2014 and June 30, 2013, respectively.

In the first quarter of fiscal 2014, we granted 50,000 PRSUs to certain executives. The PRSUs were scheduled to vest in three equal installments at the end of fiscal year 2014 with a three-year vesting period if certain performance measures are met. We recorded stock compensation recovery of $120,000 in the three month ended June 29, 2014 as a result of partially meeting the performance measurements by the executives and recorded $47,000 of stock compensation expense for these awards in the three months ended June 30, 2013.

In July 2013, as part of the acquisition of Cadeka, we agreed to pay retention bonus to certain former Cadeka employees and the bonus will be settled in RSUs subject to fulfillment of the service period. We recorded $394,000 of compensation expense for these awards in the three months ended June 29, 2014. The expense is reported in the other non-current obligations line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the condensed consolidated statement of operations.

In August 2013, we announced the Fiscal Year 2014 Management Incentive Program (“2014 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. The expense is reported in the other current liabilities line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the condensed consolidated statement of operations. We recorded $5,000 of compensation expense for these awards in the three months ended June 29, 2014.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. The second 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures are met. We recorded $178,000 of compensation expense for these awards in the three months ended June 29, 2014.

In January 2014, we granted 82,500 PRSUs to certain former Stretch employees. The PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. We recorded $0 of compensation expense in the three months ended June 29, 2014 related to these PRSUs as the vesting of such PRSUs was not deemed probable.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented below (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Cost of sales	$260	$142
Research and development	812	140
Selling, general and administrative	2,055	805
Total Stock-based compensation expense	$3,127	$1,087

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the period indicated below:

	June 29, 2014
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$9,349	2.5
Performance Options	606	2.0
RSUs	5,650	2.2
PRSUs	1,882	2.3
Total Unrecognized Stock-based compensation expense	$17,487

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended
	June 29, 2014	June 30, 2013
Expected term of options (years)	4.5	4.4
Risk-free interest rate	1.3%	0.6%
Expected volatility	32%	35%
Expected dividend yield	─	─
Weighted average estimated fair value	$3.12	$3.20

NOTE 13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to Exar by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share reflects the potential dilution that would occur if outstanding stock options or warrants to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding RSUs was issued.

The following table summarizes our loss per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended
	June 29, 2014	June 30, 2013
Net income (loss) attributable to Exar Corporation	$(12,105)	$806

Shares used in computation of net income (loss) per share:
Basic	47,236	46,805
Effect of options and awards	─	1,280
Diluted	47,236	48,085
Net income (loss) per share:
Basic	$(0.26)	$0.02
Diluted	$(0.26)	$0.02

All outstanding stock options and RSUs are potentially dilutive securities. As of June 29, 2014, all outstanding stock options and RSUs were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive. As of June 30, 2013, stock options and RSUs of 1.0 million were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive.

NOTE 14.	LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, and $1.0 million in June 2010 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of June 29, 2014 and March 30, 2014, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Amortization expense	$800	$866

Future minimum lease and sublease income payments for the lease financing obligations as of June 29, 2014 are as follows (in thousands):

Fiscal Years	Design Tools
2015 (9 months remaining)	$2,369
2016	59
2017	10
2018	6
Total minimum lease payments	2,444
Less: amount representing interest	56
Present value of minimum lease payments	2,388
Less: short-term lease financing obligations	2,348
Long-term lease financing obligations	$40

Interest expense for the lease financing obligation for the periods indicated below was as follows (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Interest expense	$39	$37

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Rent expense	$332	$196

Our future minimum lease payments for the lease operating obligations as of June 29, 2014 are as follows (in thousands):

Fiscal Years	Facilities
2015 (9 months remaining)	$1,178
2016	1,105
2017	508
2018	159
Total minimum lease payments	$2,950

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

Outstanding liabilities for remediation activities were immaterial for all periods presented.

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

As of the dates indicated below, our warranty reserve balance, which is included in the “Other current liabilities” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	June 29, 2014	March 30, 2014
Beginning balance	$1,074	$50
Provisions for warranties issued	17	1,480
Settlements/adjustments	—	(456)
Ending balance	$1,091	$1,074

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

In fiscal year 2014, two former employees of Exar’s French subsidiary asserted claims against that subsidiary for alleged unfair dismissal in the French Labor Courts. We believe that the former employees were terminated in accordance with the requirements of French law and that the former employees’ claims are not supported by evidence. The matters have been scheduled for hearing on October 10, 2014 and October 22, 2014, respectively. We dispute the claims and we intend to vigorously protect our interests. We do not believe an adverse outcome will have a material impact on our financial position, results of operations or cash flow

NOTE 17.	INCOME TAXES

During the three months ended June 29, 2014, we recorded an income tax expense of approximately $0.7 million. The income tax expense was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio. During the three months ended June 30, 2013, we recorded an income tax benefit of approximately $9,000. The income tax benefit was primarily due to income tax benefits in certain non-US operations.

During the three months ended June 29, 2014, the unrecognized tax benefits increased by $2.7 million to $16.9 million primarily related to the acquisition of iML. If recognized, $14.2 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	June 29, 2014	March 30, 2014
Accrued interest and penalties	$1,189	$83

Our major tax jurisdictions are the United States federal and various states, Canada, China, Hong Kong, Taiwan, the Cayman Islands and certain other foreign jurisdictions. The fiscal years 2003 through 2013 remain open and subject to examinations by the appropriate governmental agencies in the United States and over varying periods in certain of our foreign jurisdictions.

ASU No. 2013-11 – U.S. GAAP previously did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. On a jurisdictional basis, Accounting Standard Update (“ASU”) No. 2013-11 generally requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Exar has properly applied this guidance to its required disclosures. The adoption of this guidance did not have any material impact on our financial position, results of operations or cash flows.

NOTE 18.	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Industrial & Embedded Systems, Communications Infrastructure markets, High-End Consumer, and Networking & Storage.

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Industrial & Embedded Systems	$18,867	$16,498
Communications Infrastructure	5,090	5,976
High-End Consumer	3,424	246
Networking & Storage	3,338	9,907
Total net sales	$30,719	$32,627

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
China	$10,759	$10,953
United States	6,226	10,468
Singapore	3,591	3,396
Germany	2,956	2,780
Europe (excluding Germany)	1,453	689
Japan	1,309	1,226
Rest of world	4,425	3,115
Total net sales	$30,719	$32,627

Substantially all of our long-lived assets at each of June 29, 2014 and June 30, 2013 were located in the United States.

The following distributors and customer accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended
	June 29, 2014	June 30, 2013
Distributor A	29%	27%
Distributor B	10%	*
Distributor C	10%	11%
Customer B	*	15%

—————

*	Net sales for this distributor or customer for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of the net sales for the three months ended June 29, 2014 and June 30, 2013, respectively.

The following distributors accounted for 10% or more of our net accounts receivable as of the dates indicated:

	June 29, 2014	March 30, 2014
Distributor E	11%	*
Distributor B	10%	17%
Distributor D	10%	14%
Distributor A	*	16%
Distributor C	*	12%

—————

*	Accounts receivable for this distributor for this period were less than 10% of total account balance.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of June 29, 2014 and June 30, 2013, respectively.

NOTE 19.      SUBSEQUENT EVENTS

Exar had drawn $50.0 million and $15.0 million on May 27, 2014 and May 29, 2014, respectively from Stifel to fund the acquisition of approximately 92% of iML’s outstanding shares. We repaid $26.0 million of the debt in June 2014 through a loan from CTBC with lower interest rate. Subsequent to the end of the quarter we paid off the loan through an intercompany loan from iML.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three months ended June 29, 2014 are not necessarily indicative of results to be expected for any future period.

Business Overview

Exar Corporation (“Exar” or “we”) designs, develops and markets high-performance integrated circuits and system solutions for the Communications, High-End Consumer, Industrial & Embedded Systems, and Networking & Storage markets. Exar's broad product portfolio includes analog, display, LED lighting, mixed-signal, power management, connectivity, data management, and video processing solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, enterprise storage systems, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are sold in the United States through a number of manufacturers’ representatives and distributors. Internationally, our products are sold primarily through various regional and country specific distributors, as well as manufacturers’ representatives. Globally, these channel partners are assisted and managed by our regional sales teams. In addition to our regional sales teams, we also employ a worldwide team of field application engineers to work directly with our customers.

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

First Quarter of Fiscal 2015 Executive Summary

Net sales of $30.7 million for the first quarter of fiscal 2015 increased $2.7 million or 10% from the fourth quarter of fiscal 2014. The increase was primarily due to inclusion of June revenue generated by the newly acquired Integrated Memory Logic Limited (“iML”) business subsequent to the closing of the tender offering. We incurred a net loss of $12.2 million increased $12.4 million for the quarter, compared to the $0.2 million net profit in the fourth quarter of fiscal 2014. The increase in net loss was primarily due to iML related acquisition expense, amortization of acquired intangible assets and amortization of inventory fair value adjustment. Loss per share of $0.26 per share in the first quarter of fiscal 2015 decreased $0.26 per share from the fourth quarter of fiscal 2014.  Excluding the nonrecurring expenses, we believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three months ended June 29, 2014, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

Results of Operations

Our Statements of Operations data and percentage of revenue were as follows for the periods presented (in millions, except percentages):

	Quarter ended
	June 29, 2014	June 30 , 2013	Change

Net Sales	$30,719	$32,627	$(1,908)	(6)%
Cost of sales:
Cost of sales	12,353	11,812	541	5%
Cost of sales-related party	3,838	3,907	(69)	(2)%
Amortization of purchased intangible assets and inventory step up costs	3,545	1,350	2,195	163%
Restructuring charges and exit costs	27	81	(54)	(67)%
Total cost of sales	19,763	17,150	2,613	15%
Gross profit	10,956	15,477	(4,521)	(29)%
Operating expenses:
Research and development	8,243	6,180	2,063	33%
Selling, general and administrative	10,077	7,354	2,723	37%
Merger and acquisition costs	4,050	465	3,585	771%
Restructuring charges and exit costs	369	931	(562)	(60)%
Change in fair value of contingent consideration	(431)	—	(431)	(100)%
Total operating expenses	22,308	14,930	7,378	49%
Income (loss) from operations	(11,352)	547	(11,899)	2,175%
Interest income and other, net	290	287	3	1%
Interest expense	(486)	(37)	449	1,214%
Income (loss) before income taxes	(11,548)	797	(12,345)	(1,549)%
Provision for (benefit from) income taxes	692	(9)	701	7,789%
Net income (loss)	$(12,240)	$806	$(13,046)	(1,619)%
Less: Net income attributable to non-controlling interests	135	—	135	100%
Net income (loss) attributable to Exar Corporation	(12,105)	806	(12,911)	(1,602)%

Revenue

Our net sales by end market in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 29, 2014		June 30, 2013		Change
Net Sales:
Industrial & Embedded Systems	$18,867	61%	$16,498	51%	14%
Communications Infrastructure	5,090	17%	5,976	18%	(15)%
High-End Consumer	3,424	11%	246	1%	1,292%
Networking & Storage	3,338	11%	9,907	30%	(66)%
Total	$30,719	100%	$32,627	100%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 29, 2014		June 30, 2013		Change
Net Sales:
Asia	$19,448	63%	$18,450	57%	5%
Americas	6,862	22%	10,708	33%	(36)%
Europe	4,409	15%	3,469	10%	27%
Total	$30,719	100%	$32,627	100%

Revenue for the three months ended June 29, 2014 decreased $1.9 million, or 6%, as compared to the same period a year ago. The decrease was mainly due to significant lower sale volume of our main products supporting the networking & storage market which resulted in lower sales of $5.4 million and average selling price erosion of $1.4 million of the products supporting the communication infrastructure market. The decrease was offset by $5.0 million increase of sales in other markets due to business obtained through recent acquisitions.

Revenue from Americas decreased $3.8 million, or 36% as compared to the same period a year ago. The decrease was primarily due to the lower sales volume of our main products supporting the networking & storage market. Revenue in Asia and Europe increased by $0.9 million and $1.0 million, respectively, as compared to the same period a year ago. The revenue increases were mainly due to business obtained through recent acquisitions.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 29, 2014 decreased by approximately 12% as compared to the same period a year ago. The decrease in gross profit percentage was primarily due to reduced sales volume of higher margin products and increased amortization expense of acquired intangible assets and inventory adjustment.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three months ended June 29, 2014 increased $2.1 million, or 33%, as compared to the same period a year ago. The increase was primarily due to inclusion of iML’s operations, a $0.7 million increase in stock-based compensation expenses and a headcount increase from 124 for the three months ended June 30, 2013 to 135 for the three months ended June 29, 2014.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Reimbursements under this arrangement are offset against R&D expenses. For the first quarters of fiscal 2015 and 2014, we offset $0.3 million and $0.5 million of R&D expenses in connection with this agreement, respectively.

We believe that R&D expenses will increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended June 29, 2014 increased $2.7 million, or 37%, as compared with the same period a year ago. The increase was primarily due to the inclusion of iML’s operations, and $1.3 million increase in stock-based compensation expense.

We believe that SG&A expenses will increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Merger and acquisition costs

Merger and acquisition costs for the three months ended June 29, 2014 increased $3.6 million, or 771%, as compared with the same period a year ago. The increase was primarily due to transaction costs incurred for iML acquisition in first fiscal quarter of 2015.

Restructuring Charges and Exit Costs

During the first quarter of fiscal 2015, we incurred $0.4 million restructuring charges and exit costs mainly due to severance benefit payments made. See “Note 11 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income, foreign exchange gains or losses and realized gains or losses on marketable securities.

Interest income and other, net during the three months ended June 29, 2014 remained consistent as compared to the same period a year ago.

Interest Expense

Interest expense for the three months ended June 29, 2014 increased $0.4 million, or 1,214%, as compared to the same period a year ago. The increase was primarily due to a $0.4 million interest expense incurred in the first quarter of fiscal 2015 as a result of $65.0 million of short term debt borrowed from Stifel Financial Corporation and CTBC Bank Corporation (USA).

Interest expenses recorded for the Design Tools capital lease obligations were $39,000 and $37,000 for the three months ended June 29, 2014 and June 30, 2013, respectively.

Provision for Income Taxes

During the three months ended June 29, 2014, we recorded an income tax expense of approximately $0.7 million. The income tax expense was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio.  During the three months ended June 30, 2013, we recorded an income tax benefit of approximately $9,000. The income tax benefit was primarily due to income tax benefits in certain non-US operations.

Liquidity and Capital Resources

	Three Months Ended
	June 29, 2014	June 30, 2013
	(dollars in thousands)
Cash and cash equivalents	$123,161	$36,458
Restricted cash	26,000	─
Short-term marketable securities	─	169,333
Total cash, cash equivalents, and short-term investments	$149,161	$205,791
Percentage of total assets	38%	70%

Net cash provided by (used in) operating activities	$(8,137)	$983
Net cash provided by investing activities	53,903	20,567
Net cash provided by financing activities	62,781	190
Net increase in cash and cash equivalents	$108,547	$21,740

Fiscal Year 2015

Our net loss was approximately $12.2 million for the three months ended June 29, 2014. After adjustments for non-cash items and changes in working capital, we used $8.1 million of cash from operating activities.

Significant non-cash charges included:

●	depreciation and amortization expenses of $3.3 million;

●	stock-based compensation expense of $3.1 million; and

●	release $0.8 million of the deferred tax valuation allowance due to liquidation of our short term investments.

Working capital changes included:

●	a $0.7 million increase in accounts receivable primarily due to timing of shipments made and timing of collections from customers;

●	a $3.8 million decrease in accounts payable primarily due to timing of payments made;

●	a $2.6 million increase in deferred income due to timing of products selling through the distribution channels; and

●	a $1.5 million net increase in other current and noncurrent assets due to estimated tax payments made by iML.

In the three months ended June 29, 2014, net cash used in investing activities was $53.9 million. Proceeds of $162.4 million from sales and maturities were offset by $9.3 million purchase of investments, $0.6 million used for purchases of property, plant and equipment and intellectual property, $26.0 million of restricted cash and net of $72.7 million used for the acquisition of iML.

In the three months ended June 29, 2014, net cash provided by financing activities reflects $65.0 million short term debt received from Stifel and CTBC and $0.8 million of net proceeds received from our employee stock plans offset by $3.0 million used to repurchase of common stock.

As part of the acquisition of iML, we entered into short-term financing agreements with Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”) to provide bridge financing for the acquisition. As of June 29, 2014, the loan outstanding balances with Stifel and CTBC were $39.0 million and $26.0 million, respectively. Subsequent to the end of the quarter we have paid off the Stifel loan through an intercompany loan from iML. The $26.0 million CTBC loan was cash-collateralized by a short-term certificate deposit with the same institution.

If our operating results deteriorate during the remainder of fiscal year 2015, either as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash and cash equivalents or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

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

Off-Balance Sheet Arrangements

We have not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Note 15–Commitments and Contingencies” to the condensed consolidated financial statements for further discussion of our product warranty liabilities and indemnification obligations.

As discussed in “Note 15–Commitments and Contingencies,” during the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 29, 2014 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Purchase commitments (1)	$20,443	$17,264	$833	$718	$1,628
Lease obligations (2)	2,950	1,483	1,403	64	—
Total	$23,393	$18,747	$2,236	$782	$1,628

—————

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12  months from our existing cash balances.

(2)	Operating lease payments including real property leases for our worldwide offices.

Other commitments

As of June 29, 2014, our unrecognized tax benefits were $16.9 million, of which $4.4 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $0.3 million during the next 12 months as the statute of limitations expires. See “Note 17 – Income Taxes.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Foreign Currency Fluctuations. We are exposed to foreign currency fluctuations primarily through our foreign operations. This exposure is the result of foreign operating expenses and cash balances being denominated in foreign. Operational currency requirements are typically forecasted for a one-month period. If there is a need to hedge this risk, we may enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts.

Except as the foreign exchange rate risk, there have been no material changes in the quantitative or qualitative aspect of our market risk profile since March 30, 2014.  For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended March 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the Chief Executive Officer (our principal executive officer) (the “CEO”) and Chief Financial Officer (our principal financial and accounting officer) (the “CFO”), to allow timely decisions regarding required disclosures.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of June 29, 2014.

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the general economy and the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of components from suppliers due to limited visibility into customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization and amortization of unabsorbed manufacturing costs;

•	the impact of our revenue recognition policies on reported results;

•	warranty costs related to our product sales;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners;

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on products with few customers and/or distributors;

•	volatility of demand for systems sold by our large customers, which in turn, introduces demand volatility for our products;

•	demand disruption if customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers or their sub-contract manufacturers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales, design and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new or mature markets;

•	the announcement or introduction of products by existing competitors or new competitors;

•	loss of market share by us or by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials, services or processing capabilities, including foundry, assembly and test capacity, needed from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other such reasons;

•	delays in successful transfer of products or manufacturing processes to or between our subcontractors;

•	fluctuations in the product quality or manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or inventory becomes obsolete;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on the exercise of equity grants;

•	an inability to generate profits to utilize net operating losses (“NOLs”) prior to their statutory expiration;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights;

•	change in fair value of contingent consideration; and/or

•	changes in or continuation of certain tax provisions.

If we are unable to grow or secure and convert a significant portion of our design wins into revenue, our business, financial condition and results of operations would be materially and adversely impacted.

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if end-customer projects are unsuccessful in the market place, the end-customer terminates the project, which may occur for a variety of reasons, or the end-customer selects a competitive solution. Mergers, consolidations, changing market requirements and cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to longer than eighteen months. If we fail to grow and convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under continued uncertain global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

Global capital, credit market, employment, and general economic and political conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results and financial condition.

Because our customers, suppliers and other business partners are in many countries around the world, we must monitor general global conditions for impact on our business. Economies throughout global regions continue to be volatile and, in many countries, inconsistent with trends in the U.S. or other stable economies. In Europe uncertainty continues regarding the ability of certain countries to service their level of debt. In recent quarters in China and certain other Asian countries, growth has continued but at a slower pace than earlier in the recovery. Unstable political conditions in individual countries or across regions can also impact our business.

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

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing or disruptive technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure from lower priced solutions;

•	increasing product development costs;

•	finite market windows for product introductions;

•	design-to-production cycles;

•	increasing functional integration;

•	competitive solutions, or competitors with stronger customer engagement or broader product offering;

•	fluctuations in capital equipment spending levels and/or deployment;

•	rapid adjustments in customer demand and inventory;

•	moderate to slow growth;

•	frequent product introductions and enhancements; and/or

•	changing competitive landscape (due to consolidation, financial viability, etc.).

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

We have undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	the possibility of litigation arising from or in connection with these acquisitions;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances;

•	the possibility of planned acquisitions failing to materialize and not realizing anticipated benefits; and/or

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	consequences associated with the recordation or application of various domestic and/or foreign tax regulations;

•	exposure to foreign exchange risk associated with acquisition consideration denominated in foreign currencies;

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

•	difficulties or delays in the transfer of product manufacturing flows and supply chains of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience or where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets; and/or

•	incurring large and immediate write-offs of assets.

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

Our pending acquisition of iML may significantly impact our business and operations, as well as our total debt outstanding.

On April 27, 2014, we entered into a definitive agreement to acquire Integrated Memory Logic Limited (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market based in Taipei, Taiwan. We acquired 92% of the capital stock of iML by way of a tender offer on May 29, 2014, and we intend to consummate a second-step merger to acquire the remaining 8% of the capital stock of iML, although there can be no assurance given as to the timing or occurrence of the second-step merger. Our acquisition of iML has resulted in us incurring a substantial amount of additional debt. Such additional debt may have a significant impact upon on our business and operations.

We may not successfully evaluate, utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisition, including accounting charges or the impact on our existing business. For example, customers of Exar and iML may not continue to use Exar and iML to the same extent as they would have if iML had remained an independent company, or they may cancel existing agreements. Accordingly, we may not realize the potential benefits of the acquisition.

In addition to these risks, the integration of iML into Exar will be a time-consuming and expensive process and will require us to bear ongoing costs associated with maintaining and supporting the existing iML technology platforms. We may lose key iML employees as a result of the acquisition, which would increase our costs and challenges in supporting the acquired technology. If our integration effort is not successful, if we do not estimate associated costs accurately or if we cannot effectively manage costs, we may not realize anticipated synergies or other benefits of the iML acquisition, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.

Furthermore, operating decisions may impact existing products and platforms. If any of these decisions are expected to potentially result in the limitation or discontinuation of use of certain assets, we would expect accelerated depreciation and potential impairment of assets including property and equipment, software and website development costs, intangible assets or goodwill.

Finally, any changes in the operating structure of the business post acquisition may result in changes in asset groups, segments, or reporting units which could also result in certain asset impairments.

As a result of our acquisition of iML, we are now subject to additional risks related to iML’s business.

As a result of acquiring iML, we are subject to additional risks specific to iML’s business, including the following:

•	If iML fails to maintain or increase its base of customers who purchase its products, iML’s business, results of operations and financial condition would be materially and adversely affected;

•	iML may not be able to expand into new geographical markets, adjacent markets in the flat panel display industry or new industry verticals as a result of restrictions in its existing contracts;

•	If iML’s security measures are compromised, customers may curtail or stop using iML’s products;

•	iML utilizes certain key technologies third parties and may be unable to replace those technologies if they become obsolete, unavailable or incompatible with its products;

•	The software underlying iML’s products may be subject to undetected errors, defects or bugs which could adversely affect its business;

•

iML may be unable to maintain or grow its base of customers or increase its revenue from its existing customers, in which case its business, results of operations and financial condition will be harmed; and

•	iML may not timely and effectively scale and adapt its existing technologies and infrastructure to ensure that its products remain competitive.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making payments on the debt.

In our acquisition of iML, we incurred a substantial amount of additional debt in the form of new senior secured credit facilities. We may also incur additional indebtedness in the future. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our expected substantial indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•	it may limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•

it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our new senior secured credit facilities is variable-rate debt.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of our new senior secured credit facilities contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. The more leveraged we become, the more we, and in turn our securityholders, become exposed to the risks described above.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to pay principal and interest on the new senior secured credit facilities and our other debt obligations will depend upon, among other things:

•

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	the future availability of debt financing, the availability of which depends on, among other things, our complying with the covenants in our new senior secured credit facilities.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future debt financing will be available to us, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including our new senior secured credit facilities, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

The terms of our new senior secured credit facilities may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our new senior secured credit facilities are expected to contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other restricted payments;

•	create or incur certain liens;

•	make certain investments;

•	engage in sales of assets and subsidiary stock;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•	make capital expenditures.

As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

A failure to comply with the covenants contained in our new senior secured credit facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	require us to apply all of our available cash to repay these borrowings; or

•	prevent us from making debt service payments, any of which could result in an event of default under our indebtedness.

If the indebtedness under our new senior secured credit facilities or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on CMOS processes, bipolar processes, BiCMOS and BCD processes. Our foundries produce semiconductors for many other companies (many of which have greater volume requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we have from time to time experienced extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

Furthermore, any reduction or discontinuance, either on a permanent or temporary basis, of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products, lost sales opportunities, and increased costs. Any delays or shortages would likely materially and adversely impact our business, financial condition and results of operations. In particular, the products produced from the wafers manufactured by our supplier in Hangzhou, China currently constitute a significant part of our total revenue, so any delay, reduction or elimination of our ability to obtain wafers from this supplier on competitive terms and in the requested quantities could materially and adversely impact our business, financial condition and results of operations.

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

Our employees are employed “at-will,” which means that they can terminate their employment at any time. Our international locations are subject to local labor laws, which are often significantly different from U.S. labor laws and which may under certain conditions, result in large separation costs upon termination. Further, employing individuals in international locations is subject to other risks inherent in international operations, such as those discussed with respect to international sales below, among others. The failure to recruit and retain, as necessary, key design engineers and technical, sales, marketing and executive personnel could materially and adversely impact our business, financial condition and results of operations.

Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. In making employment decisions, particularly in the semiconductor industry and the geographies where our employees are located, a key consideration of current and potential employees is the value of the equity awards they receive in connection with their employment. If we are unable to offer employment packages with a competitive equity award component, our ability to attract highly skilled employees would be harmed. In addition, volatility in our stock price could result in a stock option’s exercise price exceeding the market value of our common stock or a deterioration in the value of restricted stock units granted, thus lessening the effectiveness of stock-based awards for retaining and motivating employees. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has decreased, may make it more difficult to retain and motivate employees. Because of the number of shares available under our 2006 Equity Incentive Plan is inadequate to provide for future equity awards and incentives, we are seeking stockholder approval of the 2014 Equity Incentive Plan at our 2014 Annual Meeting of Stockholders. Without such stockholder approval, we may not continue to successfully attract and retain key employees, which could have an adverse effect on our business, financial condition and results of operations.

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

As of June 29, 2014, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 11% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Our information systems are designed to maintain and protect our customers’, suppliers’ and employees’ confidential and business intelligence data as well as our proprietary information and technology. We may experience cyber-attacks and other security breaches, and as a result, unauthorized parties may obtain access to our information systems. Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims or harm our or business partners’ competitive position. Any significant system or network disruption, including but not limited to, new system implementations, computer viruses or worms, security breaches or unexpected energy blackouts could have a material adverse impact on our operations, sales and operating results. Maintaining the security integrity of our enterprise network is paramount for us, our customers and our suppliers. We have implemented measures to manage, monitor and detect our risks related to such disruptions, but despite precautionary efforts such disruptions could still occur and negatively impact our operations and financial results. In addition, we may incur additional costs to remedy any damages caused by these disruptions or security breaches.

We may be unable to protect our intellectual property rights, which could harm our competitive position.

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, mask work registrations, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we may be unable to protect our proprietary information. Such intellectual property rights may not be recognized or if recognized, may not be commercially feasible to enforce or there may not be an effective judicial remedy. Moreover, our competitors may independently develop technology that is substantially similar or superior to our technology.

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

On an on-going basis, we use estimates and judgment to evaluate valuation of inventories, income taxes, intangible assets, goodwill, long-lived assets and contingent consideration liabilities in preparing our condensed consolidated financial statements. Actual results could differ from these estimates and material effects on operating results and financial position may result.

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

In August 2012, the SEC issued final rules for compliance with Section 1502 of the Dodd-Frank Act, and outlined what U.S. publicly-traded companies have to disclose regarding their use of conflict minerals in their products. According to the rule, companies that utilize any of the 3TG (tin, tantalum, tungsten and gold) and other listed minerals in their products need to conduct a reasonable country of origin inquiry to determine if the minerals are coming from the conflict zones in and around the Democratic Republic of Congo. The implementation of these new regulations may limit the sourcing and availability of some metals used in the manufacture of our products and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products contain only conflict mineral free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Furthermore, as we acquired approximately 92% of the capital stock of iML by way of a tender offer on May 29, 2014, and are evaluating iML’s use, if any, of conflict minerals in its products. We may suffer reputational harm with our customers and other stakeholders if our products (including iML’s products) are not conflict mineral free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes or sources of supply due to the foregoing requirements or pressures.

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

EXAR CORPORATION (Registrant)

August 8, 2014	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Merger Agreement	8-K	0-14225	2.1	4/30/2014
2.2	Form of Tender Agreement	8-K	0-14225	2.2	4/30/2014
10.1	Bridge Credit Agreement, dated May 27, 2014	8-K	0-14225	10.1	5/30/2014
10.2	Form of Parent Agreement	8-K	0-14225	10.1	4/30/2014
10.3	Form of Tender Agreement	8-K	0-14225	10.2	4/30/2014
10.4	Fiscal Year 2015 Management Incentive Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X