Form 10-Q
period 2014-09-28
EXAR CORP
filed 2014-11-07
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

Non-accelerated filer    ☐          (Do not check if a smaller reporting company)Smaller reporting company    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock was 47,075,018 as of November 4, 2014.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 28,	March 30,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$78,377	$14,614
Restricted cash	26,000	—
Short-term marketable securities	—	152,420
Accounts receivable (net of allowances of $1,273 and $1,178)	25,828	15,023
Accounts receivable, related party (net of allowances of $613 and $608)	2,108	3,309
Inventories	31,223	28,982
Other current assets	5,323	3,549
Total current assets	168,859	217,897

Property, plant and equipment, net	17,212	21,280
Goodwill	45,106	30,410
Intangible assets, net	93,136	31,390
Other non-current assets	1,408	1,240
Total assets	$325,721	$302,217

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,737	$15,488
Accrued compensation and related benefits	5,175	4,174
Deferred income and allowances on sales to distributors	4,052	1,765
Deferred income and allowances on sales to distributors, related party	10,342	9,349
Short-term debt financing	26,000	—
Liability for acquisition of non-controlling interests	18,883	—
Other current liabilities	14,798	11,370
Total current liabilities	96,987	42,146

Long-term lease financing obligations	19	70
Other non-current obligations	5,476	6,626
Total liabilities	102,482	48,842

Commitments and contingencies (Notes 14, 15 and 16)

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 47,091,877 and 47,336,005 shares outstanding	5	5
Additional paid-in capital	512,384	508,116
Accumulated other comprehensive loss	(25)	(1,079)
Accumulated deficit	(289,125)	(253,667)
Total stockholders' equity	223,239	253,375
Total liabilities and stockholders’ equity	$325,721	$302,217

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Sales:
Net sales	$34,369	$24,978	$56,067	$48,836
Net sales, related party	8,790	9,040	17,811	17,809
Total net sales	43,159	34,018	73,878	66,645

Cost of sales:
Cost of sales	19,747	12,371	32,100	24,183
Cost of sales, related party	3,471	4,156	7,309	8,063
Amortization of purchased intangible assets and inventory step-up	3,137	2,098	6,682	3,448
Impairment of Intangibles	8,367	—	8,367	—
Warranty Reserve	—	1,440	—	1,440
Restructuring charges and exit costs	4,305	24	4,332	105
Total cost of sales	39,027	20,089	58,790	37,239
Gross profit	4,132	13,929	15,088	29,406

Operating expenses:
Research and development	10,369	7,136	18,612	13,316
Selling, general and administrative	11,597	9,376	21,674	16,730
Impairment of Intangibles	3,917	—	3,917	—
Merger and acquisition costs	2,726	144	6,776	609
Restructuring charges and exit costs	2,265	384	2,634	1,315
Net change in fair value of contingent consideration	(3,912)	(2,495)	(4,343)	(2,495)
Total operating expenses	26,962	14,545	49,270	29,475
Loss from operations	(22,830)	(616)	(34,182)	(69)

Other income and expense, net:
Interest income and other, net	177	372	467	659
Interest expense	(494)	(41)	(980)	(78)
Total other income and expense, net	(317)	331	(513)	581

Income (Loss) before income taxes	(23,147)	(285)	(34,695)	512
(Benefit) Provision for income taxes	107	(6,767)	799	(6,776)
Net income (loss)	$(23,254)	$6,482	$(35,494)	$7,288
Less: Net income (loss) attributable to non-controlling interests	98	—	(37)	—
Net income (loss) attributable to Exar Corporation	(23,352)	6,482	(35,457)	7,288

Net income (loss) per share:
Basic	$(0.50)	$0.14	$(0.75)	$0.15
Diluted	$(0.50)	$0.13	$(0.75)	$0.15

Shares used in the computation of net income (loss) per share:
Basic	47,139	47,496	47,188	47,151
Diluted	47,139	49,150	47,188	48,647

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Net income (loss)	$(23,254)	$6,482	$(35,494)	$7,288
Changes in market value of investments:
Changes in unrealized loss	—	166	199	(418)
Reclassification adjustment for net realized gains (losses)	—	33	26	(26)
Release of tax provision for unrealized gains	—	—	828	—
Net change in market value of investments	—	199	1,053	(444)
Comprehensive income (loss)	$(23,254)	$6,681	$(34,441)	$6,844
Less: comprehensive income (loss) attributable to non-controlling interests	98	—	(37)	—
Comprehensive income (loss) attributable to Exar Corporation	$(23,352)	$6,681	$(34,404)	$6,844

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 28,	September 29,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(35,494)	$7,288
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,570	6,171
Impairment of Intangibles	12,284	—
Restructuring charges and exit costs	6,966	—
Stock-based compensation expense	6,727	4,710
Release of deferred tax valuation allowance	828	(6,770)
Net change in fair value of contingent consideration	(4,343)	(2,495)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and accounts receivable, related party	492	(4,230)
Inventories	(573)	1,345
Other current and non-current assets	(1,025)	(427)
Accounts payable	(2,469)	2,807
Accrued compensation and related benefits	(1,339)	77
Other current and non-current liabilities	(4,001)	(3,256)
Deferred income and allowance to distributors including related party	3,280	(668)
Net cash provided by (used in) operating activities	(10,097)	4,552

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(656)	(749)
Purchases of short-term marketable securities	(9,296)	(116,589)
Proceeds from maturities of short-term marketable securities	3,997	18,589
Proceeds from sales of short-term marketable securities	158,412	113,618
Acquisition of Integrated Memory Logic Limited, net of cash acquired	(72,659)	—
Acquisition of Cadeka Microcircuits, LLC, net of cash acquired	—	(23,111)
Restricted cash	(26,000)	—
Other disposal activities	—	125
Net cash provided by (used in) investing activities	53,798	(8,117)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,542	2,897
Purchase of stock for withholding taxes on vested restricted stock	(611)	(1,018)
Proceeds from issuance of debt	91,000	—
Repayment of debt	(65,000)	—
Repurchase of common stock	(6,864)	(1,999)
Payments of lease financing obligations	(1,005)	(982)
Net cash provided by (used in) financing activities	20,062	(1,102)

Net increase (decrease) in cash and cash equivalents	63,763	(4,667)
Cash and cash equivalents at the beginning of period	14,614	14,718
Cash and cash equivalents at the end of period	$78,377	$10,051

Supplemental disclosure of cash flow and non-cash information:
Cash paid for income tax	$62	$66
Cash paid for (received from) interest	(466)	78
Release of restricted stock upon vesting	408	—
Reclassification of non-controlling interest as liability upon close of iML acquisition	18,883	—
Issuance of common stock in connection with Cadeka acquisition	—	5,005

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.         ORGANIZATION AND BASIS OF PRESENTATION

Description of Business— Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar” or “we”) is a fabless semiconductor company that designs, develops and markets high-performance integrated circuits and system solutions for the High-End Consumer, Industrial & Embedded Systems, and Infrastructure markets. Exar's broad product portfolio includes analog, display, LED lighting, mixed-signal, power management, connectivity, data management, and video processing solutions.

Basis of Presentation and Use of Management Estimates— The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of September 28, 2014 and our results of operations for the three and six months ended September 28, 2014 and September 29, 2013, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year ending March 29, 2015.

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

NOTE 2.         RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standard Board (“FASB”) issued a new standard, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that would (1) provide a more robust framework for addressing revenue recognition; (2) improve comparability of revenue recognition practice across entities, industries, jurisdictions, and capital markets; and (3) provide more useful information to users of financial statements through improved disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2016. Exar is currently evaluating the effect adoption of this standard will have, if any, on our consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued amended standards to provide explicit guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the amended standards, a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition and therefore, should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. These standards are effective for annual reporting periods beginning after December 15, 2015. Exar is currently evaluating the effect of adoption of this standard will have, if any, on our consolidated financial position, results of operations or cash flows.

        In August 2014, the FASB issued amended standards to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). These standards are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Exar does not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Acquisition of Integrated Memory Logic

On June 3, 2014, we acquired approximately 92% of outstanding shares of Integrated Memory Logic Limited (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market. On September 15, 2014, we completed the acquisition through a second-step merger to acquire all of the remaining outstanding shares of iML. The iML acquisition supports Exar's strategy of building a large scale diversified analog mixed-signal business. iML’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning June 4, 2014.

Consideration

In June 2014, we acquired approximately 92% of iML’s outstanding shares for $206.4 million in cash. In September 2014, we acquired the remaining 8% of iML outstanding shares for $18.9 million, which was paid subsequent to the quarter ended September 28, 2014. Additionally, as required under the terms of the merger agreement, we assumed and converted iML’s employees’ then outstanding options into options to purchase 1.5 million shares of Exar’s common stock. The fair value of pre-merger vested options of $3.8 million was recorded as purchase consideration.

In accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, the acquisition of iML’s outstanding shares was recorded as a purchase business acquisition since iML was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return of 16.9%. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of $14.7 million. Goodwill is primarily from expected synergies resulting from combining the operations of iML with that of Exar and is not deductible for tax purposes.

The summary of the purchase consideration is as follows (in thousands):

Amount
Cash	$206,411
Consideration for the acquisition of non-controlling interests	17,872
Fair value of assumed iML employee options	3,835
Total purchase price	$228,118

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

The preliminary fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the iML acquisition was as follows (in thousands):

Amount
Identifiable tangible assets (liabilities)
Cash	$133,752
Accounts receivable	10,096
Inventories	3,950
Other current assets	727
Property, plant and equipment	480
Other assets	308
Current liabilities	(12,356)
Long-term liabilities	(3,595)
Total identifiable tangible assets (liabilities), net	133,362
Identifiable intangible assets	80,060
Total identifiable assets, net	213,422
Goodwill	14,696
Fair value of total consideration transferred	$228,118

The following table sets forth the components of identifiable intangible assets acquired in connection with the iML acquisition (in thousands):

Fair Value
Developed technologies	$55,780
In-process research and development	8,100
Customer relationships	15,060
Trade names	1,120
Total identifiable intangible assets	$80,060

In valuing specific components of the acquisition, that includes deferred taxes, and intangibles, we were required to make estimates that may be adjusted in the future, if new information is obtained about circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Thus, the purchase price allocation is considered preliminary and dependent upon the finalization of the valuation of assets acquired and liabilities assumed, including income tax effects. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to iML are included in the merger and acquisition costs and interest expense line on the condensed consolidated statement of operations for the three and six months ended September 28, 2014 and were approximately $3.0 and $7.2 million, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined results of operations of Exar and iML as if the acquisition was completed as of April 1, 2013, (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$43,322	$49,124	$84,608	$98,301
Net income (loss)	$(19,751)	$6,062	$(27,426)	$5,340
Earnings (loss) per share
Basic	$(0.42)	$0.13	$(0.58)	$0.11
Diluted	$(0.42)	$0.12	$(0.58)	$0.11

Three Months Ended September 28, 2014 Compared with Three Months Ended September 29, 2013

The pro forma financial information includes (1) amortization charges from acquired intangible assets of $0 and $2.4 million, respectively; (2) the estimated stock-based compensation expense related to the stock options assumed of $0.1 million and $0.5 million, respectively; (3) the elimination of historical intangible assets of $0 and $0.1 million, respectively; (4) the elimination of historical stock-based compensation charges recorded by iML of $0.2 million and $0.4 million, respectively, as a result of the cancellation of all outstanding options on the acquisition date; (5) the elimination of acquisition related costs of $3.0 million and $0, respectively; and (6) the related tax provision of $0.4 million and $0.3 million, respectively.

Six Months Ended September 28, 2014 Compared with Three Months Ended September 29, 2013

The pro forma financial information includes (1) amortization charges from acquired intangible assets of $2.4 million and $4.9 million, respectively; (2) the estimated stock-based compensation expense related to the stock options assumed of $0.3 million and $0.6 million, respectively; (3) the elimination of historical intangible assets of $0.1 million and $0.2 million, respectively; (4) the elimination of historical stock-based compensation charges recorded by iML of $0.4 million and $0.1 million, respectively, as a result of the cancellation of all outstanding options on the acquisition date; (5) the elimination of acquisition related costs of $11.2 million and $0, respectively; and (6) the related tax provision of $0.6 million and tax benefit $0.6 million, respectively.

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

In accordance with ASC 805, Business Combinations, the total consideration paid for Stretch was first allocated to the net tangible liabilities assumed based on the estimated fair values of the assets and liabilities at the acquisition date. The excess of the fair value of the consideration paid over the fair value of Stretch’s net tangible liabilities assumed and identifiable intangible assets acquired resulted in the recognition of goodwill of $0.7 million primarily related to expected synergies to be achieved in connection with the acquisition. The goodwill is deductible over 15 years for tax purposes.

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

In accordance with ASC 805, Business Combinations, the total consideration paid for Cadeka was first allocated to the net tangible liabilities assumed based on the estimated fair values of the assets and liabilities at the acquisition date. The excess of the fair value of the consideration paid over the fair value of Cadeka’s net tangible liabilities assumed and identifiable intangible assets acquired resulted in the recognition of goodwill of $19.4 million primarily related to expected synergies from combining the operations of Cadeka with that of Exar and the release of deferred tax liabilities. The goodwill is not expected to be tax deductible.

The table below shows the allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed (in thousands):

Amount
Tangible assets	$3,286
Intangible assets	20,380
Goodwill	19,387
Liabilities assumed	(8,216)
Fair value of total consideration transferred	$34,837

NOTE 4.         BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	September 28, 2014	March 30, 2014
Work-in-process and raw materials	$18,403	$13,555
Finished goods	12,820	15,427
Total inventories	$31,223	$28,982

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	September 28, 2014	March 30, 2014
Land	$6,660	$6,660
Building	17,284	16,787
Machinery and equipment	41,064	40,675
Software and licenses	17,836	17,549
Property, plant and equipment, total	82,844	81,671
Accumulated depreciation and amortization	(65,632)	(60,391)
Total property, plant and equipment, net	$17,212	$21,280

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 28, 2014	March 30, 2014
Accrued restructuring charges and exit costs	2,585	2,214
Accrued retention bonus	1,832	—
Accrued income tax	1,760	74
Short-term lease financing obligations	1,717	2,671
Accrued manufacturing expenses, royalties and licenses	1,587	1,639
Purchase consideration holdback	1,006	1,256
Accrued legal and professional services	827	1,453
Other	3,484	2,063
Total other current liabilities	$14,798	$11,370

Our other non-current obligations consisted of the following (in thousands) as of the dates indicated:

	September 28, 2014	March 30, 2014
Long-term taxes payable	$4,338	$794
Deferred tax liability	1,057	614
Accrued restructuring charges and exit costs	62	155
Fair value of earn out liability – long-term	—	3,853
Accrued retention bonus	—	1,181
Other	19	29
Total other non-current obligations	$5,476	$6,626

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

The fair value of contingent consideration arising from the acquisitions of Altior Inc. (“Altior”) and Cadeka are classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs. Due to a significant decrease in revenue projections during the quarter ended September 28, 2014, we reversed $3.9 million of contingent consideration as the payment of such consideration was no longer probable. The fair value of the contingent consideration from the acquisitions of Altior and Cadeka was fully released as of September 28, 2014.

We received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint in which we were a limited partner since 2001. CounterPath was one of the investee companies of Skypoint. We estimated the fair value using the market value of common shares as determined by trading on the Nasdaq Capital Market. These securities have been classified to Level 2 as of September 28, 2014 and recorded in the other non-current assets line item on the condensed consolidated balance sheet. We believe the fair value inputs of CounterPath do not meet all of the criteria for Level 1 classification primarily due to the low trading volume of the stock. See Note 7–“Long-term Investments” for the discussion on Skypoint.

There were no transfers between Level 1, Level 2, and Level 3 during the fiscal quarter ended September 28, 2014.

The following table summarizes our other investments assets and liabilities as September 28, 2014 (in thousands):

	September 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,000	$—	$—	$2,000
Common shares of CounterPath	—	92	—	92
Total investment assets	$2,000	$92	$—	$2,092

As of March 30, 2014, our investment assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

	March 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	9,378	13,134	—	22,512
State and local government securities	—	2,772	—	2,772
Corporate bonds and securities	5	71,248	—	71,253
Asset-backed securities	—	27,635	—	27,635
Mortgage-backed securities	—	28,248	—	28,248
Total investment assets	$14,019	$143,037	$—	$157,056

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$2,973	$2,973
Acquisition-related contingent consideration – Cadeka	—	—	1,370	1,370
Total liabilities	$—	$—	$4,343	$4,343

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	September 28, 2014	March 30, 2014
Cash and cash equivalents
Cash at financial institutions	$76,377	$9,978
Restricted cash	26,000	—
Cash equivalents
Money market funds	2,000	4,636
Total cash and cash equivalents	$104,377	$14,614

Available-for-sale securities
U.S. government and agency securities	$—	$22,512
State and local government securities	—	2,772
Corporate bonds and securities	—	71,253
Asset-backed securities	—	27,635
Mortgage-backed securities	—	28,248
Total short-term marketable securities	$—	$152,420

Our marketable securities include U.S. government and agency securities, state and local government securities, corporate bonds and securities, asset-backed and mortgage-backed securities and certificates of deposit. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase. As of September 28, 2014, $26.0 million of short-term certificate deposit was used as collateral against our CTBC Bank Corporation (USA) (“CTBC”) bridge loan and classified as restricted cash. See Note 9-“Short-term Debt”.

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

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Gross realized gains	$—	$164	$264	$382
Gross realized losses	—	(131)	(238)	(408)
Net realized income (losses)	$—	$33	$26	$(26)

We did not have any unrealized gain (loss) as of September 28, 2014.

The following table summarizes our investments in marketable securities as of March 30, 2014 (in thousands):

	March 30, 2014
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	22,550	1	(39)	22,512
State and local government securities	2,762	10	—	2,772
Corporate bonds and securities	71,309	32	(88)	71,253
Asset-backed securities	27,661	22	(48)	27,635
Mortgage-backed securities	28,362	24	(138)	28,248
Total investments	$157,280	$89	$(313)	$157,056

—————

(1)	Gross of tax impact of $828

Our asset-backed securities as of March 31, 2014 were comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We did not own auction rate securities nor did we own securities that were classified as subprime.

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

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three and six months ended September 28, 2014, no investments were identified with other-than-temporary declines in value. All investments were redeemed in the first quarter of fiscal 2015.

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

During the three months ended September 28, 2014, we measured the fair value of the contingent consideration liabilities for Altior and Cadeka acquisition based on a combination of income and market approach. Due to the significant decrease in revenue projection with the period in which such contingent consideration could be earned, we determined that the probability of revenue target achievement was highly unlikely. As a result, the fair value of the contingent consideration liabilities was reduced to zero.

The change in the fair value of our Altior purchase consideration liability is as follows (in thousands):

Amount
As of March 30, 2014	$2,973
Fair value adjustment	(2,973)
As of September 28, 2014	$—

The change in the fair value of our Cadeka purchase consideration liability is as follows (in thousands):

Amount
As of March 30, 2014	$1,370
Fair value adjustment	(1,370)
As of September 28, 2014	$—

NOTE 6.         GOODWILL AND INTANGIBLE ASSETS

Goodwill

       Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one single operating segment and one chief operating decision maker, our President and Chief Executive Officer (“CEO”), we utilize an entity-wide approach to assess goodwill for impairment. As of September 28, 2014, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for the dates indicated below were as follows (in thousands):

	September 28, 2014	March 30, 2014
Beginning balance	$30,410	$10,356
Goodwill additions	14,696	20,054
Ending balance	$45,106	$30,410

Goodwill additions during the six months ended September 28, 2014 consisted of $14.7 million residual allocation from the iML acquisition purchase price accounting. The goodwill additions during fiscal 2014 consist of $19.4 million and $0.7 million residual allocation from the Cadeka and Stretch acquisition purchase price accounting, respectively.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	September 28, 2014				March 30, 2014
	Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Existing technology	$118,794	$(42,268)	$(9,134)	$67,392	$63,043	$(37,510)	$25,533
Customer relationships	15,165	(3,600)	(870)	10,695	6,095	(2,762)	3,333
Distributor relationships	7,254	(1,536)	—	5,718	1,264	(1,260)	4
Patents/Core technology	3,459	(3,412)	—	47	3,459	(3,378)	81
Trade names	1,330	(146)	—	1,184	210	(51)	159
Total intangible assets subject to amortization	146,002	(50,962)	(10,004)	85,036	74,071	(44,961)	29,110
In-process research and development	10,380	—	(2,280)	8,100	2,280	—	2,280
Total	$156,382	(50,962)	(12,284)	93,136	76,351	(44,961)	31,390

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over two to nine years. Customer relationships are amortized over five to seven years on an accelerated basis. Distributor relationships are amortized over six to seven years. Patents/core technology is amortized over five to six years. Trade names are amortized over three to six years. We expect the amortization of IPR&D to start in late fiscal 2015. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life.

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

Exar completed a significant strategic restructuring process that began in the quarter ended September 28, 2014 and ended in October 2014.  This restructuring was prompted by the recent acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China and Loveland, Colorado units.  We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders.  For additional details, see “Note 11 – Restructuring Charges and Exit Costs.”   As a result of this restructuring and the resultant re-prioritization of resources, we anticipate a decline in forecasted revenue related to certain intangible assets that were acquired in prior business combinations.  Consequently, we performed an intangible assets impairment review during the second quarter of fiscal year 2015. Upon completion of this review, we recorded $12.3 million of impairment charges to acquired intangibles for the three and six months ended September 28, 2014.  Of these impairment charges, $7.5 million and $4.8 million are related to High-Performance Analog and Data Compression products, respectively. As of September 29, 2013, there were no indicators or events that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Amortization expense	$3,724	$2,130	$6,001	$3,674

The total future amortization expenses for our purchased intangible assets excluding IPR&D are summarized below (in thousands):

Amortization Expense (by fiscal year)
2015 (6 months remaining)	$6,406
2016	12,696
2017	12,609
2018	12,572
2019	12,248
2020 and thereafter	28,505
Total future amortization	$85,036

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	September 28, 2014	March 30, 2014
Beginning balance	$946	$1,288
Net distributions	—	(19)
Impairment charges	(7)	(323)
Ending balance	$939	$946

The carrying amount of approximately $0.9 million as of September 28, 2014 reflects the net of the capital contributions, capital distributions and $0.3 million cumulative impairment charges. During the term of the fund we have made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. As of September 28, 2014, we do not have any further capital commitments.

Impairment

We evaluate our long-term investment for impairment whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our impairment analysis by comparing the carrying amount to the fair value of the underlying investments. If the carrying amount exceeds its fair value, long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss. We analyzed the fair value of the remaining underlying investments of Skypoint Fund and as a result, $7,000 and $323,000 impairment charge was recorded during the second fiscal quarter of fiscal year 2015 and fourth quarter of fiscal year 2014, respectively.

NOTE 8.        RELATED PARTY TRANSACTIONS

Alonim Investments Inc. (“Alonim”) owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of September 28, 2014. As such, Alonim is our largest stockholder.

Related party contributions as a percentage of our total net sales for the periods indicated below were as follows:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Alonim	20%	27%	24%	27%

Related party receivables as a percentage of our net accounts receivables were as follows as of the dates indicated below:

	September 28, 2014	March 30, 2014
Alonim	8%	18%

Related party expenses for marketing promotional materials reimbursed were not significant for the three and six months ended September 28, 2014 and September 29, 2013, respectively.

NOTE 9.          SHORT-TERM DEBT

As part of the acquisition of iML, we entered into short-term financing agreements with Stifel Financial Corporation (“Stifel”) and CTBC to provide bridge financing for the acquisition.

As of the date indicated below, our short-term debts principal balances, which is included in the Short-term debt financing line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

September 28, 2014
CTBC	$26,000
Stifel	—
Total short-term debt	$26,000

CTBC

On June 9, 2014 we entered into a Business Loan Agreement with CTBC to provide a loan for $26.0 million. This loan bears an interest rate of 3.25% and matures on December 9, 2014. Interest payments are due monthly with the entire principal due not later than December 9, 2014.

All obligations of Exar under the Business Loan Agreement are unconditionally guaranteed by iML through a $26.0 million short-term certificate deposit with the same institution which has been recorded as restricted cash as of September 28, 2014.

As of October 2014, the CTBC business loan has been completely paid off. See Note 19 – Subsequent Event.

Stifel

On May 27, 2014 (the “Initial Funding Date”), Exar entered into a bridge credit agreement (the “Credit Agreement”) with certain lender parties and Stifel Financial Corp., as Administrative Agent. The Credit Agreement provided Exar with a bridge term loan credit facility in an aggregate principal amount of up to $90.0 million (the “Bridge Facility”).

Interest on loans made under the Bridge Facility accrues, at Exar’s option, at a rate per annum equal to (1) the Base Rate (as defined below) plus (a) during the first 90 days following the Initial Funding Date, 7.5% and (b) thereafter, 8.5% or (2) 1-month LIBOR plus (a) during the first 90 days following the Initial Funding Date, 8.5% and (b) thereafter, 9.5%. The “Base Rate” is equal to, for any day, a rate per annum equal to the highest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) 1 month LIBOR plus 1.00%. The Base Rate is subject to a floor of 2.5%, and LIBOR is subject to a floor of 1.5%. The interest rate for June 2014 was 8.65%.

Exar had drawn $65.0 million in May 2014 to fund the acquisition of iML’s outstanding shares. We repaid $26.0 million of the debt in June 2014 through a loan from CTBC with lower interest rate. As of July 2014, we completely paid off the Stifel loan.

Interest

For three and six months ended September 28, 2014, interest on our short-term debt, which is included in the “Interest expense” line item on the condensed consolidated statement of operations, consisted of the following (in thousands):

	September 28, 2014
	Three months ended	Six months ended
CTBC	$211	$256
Stifel	244	646
Total interest on short-term debt	$455	$902

NOTE 10.      COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs, to increase our return on our invested capital and to bring our cash to a more appropriate level for Exar.

On August 28, 2007, we announced the approval of a share repurchase plan and authorized the repurchase of up to $100.0 million of our common stock.

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

Stock repurchase activities during six months ended September 28, 2014 were indicated below (in thousands, except per share amounts):

	Total number of Shares Purchased	Average Price Paid Per Share (or Unit)	Amount Paid for Purchase
As of March 31, 2013	9,564	$9.22	$88,189
Repurchases – August 25 to September 29, 2013	153	13.07	1,999
Repurchases – September 30 to October 27, 2013	73	13.63	1,001
Repurchases – November 24 to December 29, 2013	83	12.09	1,000
Repurchases – December 30, 2013 to January 26, 2014	122	11.61	1,417
Repurchases – January 27 to February 23, 2014	324	11.05	3,583
As of March 30, 2014	10,319	$9.22	$97,189
Repurchases – March 31 to April 27, 2014	273	10.98	3,000
Repurchases – July 28 to September 28, 2014	393	9.83	3,864
As of September 28, 2014	10,985	$9.47	$104,053

—————

Note: The average price paid per share is based on the total price paid by Exar, which includes applicable broker fees.

NOTE 11.       RESTRUCTURING CHARGES AND EXIT COSTS

2015 Restructuring Charges and Exit Costs

Exar completed a significant strategic restructuring process that began in the quarter ended September 28, 2014 and ended in October 2014.  This restructuring was prompted by the recent acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China and Loveland, Colorado units.  We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders.  During the three and six months ended September 28, 2014, we incurred $6.6 million and $7.0 million restructuring charges and exit costs, respectively. The charges consisted primarily of reduction of our workforce, the impairment of certain fixed assets, licensed technologies and write-off of related inventory.

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

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 30, 2014	Additions/ adjustments	Non-cash charges	Payments	September 28, 2014
Lease termination costs and others	$1,615	$236	$(109)	$(234)	$1,508
Impairment of fixed assets, licensed technologies and write down of inventory	—	5,478	(5,478)	—	—
Severance	754	1,252	—	(867)	1,139
Total	$2,369	$6,966	$(5,587)	$(1,101)	$2,647

	April 1, 2013	Additions/ adjustments	Non-cash charges	Payments	March 30, 2014
Lease termination costs and others	$2,860	$570	$(57)	$(1,758)	$1,615
Severance	426	2,444	—	(2,116)	754
Total	$3,286	$3,014	$(57)	$(3,874)	$2,369

NOTE 12.      STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of September 28,2014	Six Months Ended September 28,2014
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,359
Issued		13	$10.94

Equity Incentive Plans

At the annual meeting of stockholders on September 18, 2014 (the “Annual Meeting”), our stockholders approved the Exar Corporation 2014 Equity Incentive Plan (“2014 Plan”). The 2014 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common stock or units of common stock, as well as cash bonus awards.

Prior to the Annual Meeting, we maintained the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and the Sipex Corporation 2006 Equity Incentive Plan (the “Sipex 2006 Plan”). As of June 30, 2014, a total of 6,555,492 shares of our common stock were then subject to outstanding awards granted under the 2006 Plan and the Sipex 2006 Plan, and an additional 669,008 shares of our common stock were then available for new award grants under the 2006 Plan. As part of the stockholder approval of the 2014 Plan at the Annual Meeting, we agreed that no new awards will be granted under the 2006 Plan and the Sipex 2006 Plan, although awards made under these plans will remain subject to the terms of each such plan.

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for every award issued. As of September 28, 2014, there were 5.1 million shares available for future grant under the 2014 Plan.

Stock Option Activities

Our stock option transactions during the six months ended September 28, 2014 were indicated below:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 30, 2014	7,213,848	$8.98	5.02	$21,301	2,170
Granted	2,117,738	8.60
Exercised	(243,176)	6.83
Cancelled	(123,023)	12.94
Forfeited	(545,080)	10.29
Balance at September 28, 2014	8,420,307	$8.80	4.93	$9,232	4,454

Vested and expected to vest, September 28, 2014	7,446,743	$8.66	4.84	$9,063
Vested and exercisable, September 28, 2014	3,285,957	$7.47	3.83	$6,345

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $9.07 and $11.71 as of September 28, 2014 and March 30, 2014, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our CEO. The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined market based financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our CEO. The options are scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. We recorded $75,000 and $187,000 of compensation expense for these options in the three and six months ended September 28, 2014, respectively. We recorded $65,000 and $130,000 of compensation expense for these options in the three and six months ended September 29, 2013, respectively.

Options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Intrinsic value of options exercised	$426	$1,072	$856	$1,894

RSU Activities

Our RSU transactions during the six months ended September 28, 2014 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 30, 2014	1,177,126	$10.94	1.62	$13,784
Granted	204,697	9.50
Issued and released	(221,219)	10.71
Cancelled	(89,998)	14.35
Unvested at September 28, 2014	1,070,606	$10.42	1.48	$9,710

Vested and expected to vest, September 28, 2014	931,862		1.42	$8,452

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our CEO. The PRSUs were scheduled to vest in three equal installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. We recorded $146,000 and $880,000 of compensation expense for these awards in the three and six months ended September 28, 2014, respectively. We recorded $470,000 and $522,000 of compensation expense for these awards in the three and six months ended September 28, 2013, respectively.

In the first quarter of fiscal 2014, we granted 50,000 PRSUs to certain executives. The PRSUs were scheduled to vest in three equal installments at the end of fiscal year 2014 with a three-year vesting period if certain performance measures are met. We recorded $22,000 of stock compensation expense and stock compensation recovery of $98,000 in the three and six months ended September 28, 2014, respectively as a result of partially meeting the performance measurements by the executives. We recorded $148,000 of stock compensation expense for these awards in the three and six months ended September 29, 2013, respectively.

In July 2013, as part of the acquisition of Cadeka, we agreed to pay retention bonuses to certain former Cadeka employees and the bonuses will be settled in RSUs subject to fulfillment of the service period. We recorded $619,000 and $1,013,000 of compensation expense for these awards in the three and six months ended September 28, 2014, respectively. The expense is reported in the other current obligations line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the condensed consolidated statements of operations.

In August 2013, we announced the Fiscal Year 2014 Management Incentive Program (“2014 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. The expense is reported in the other current liabilities line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the condensed consolidated statements of operations. Due to only partially achieving the financial performance goals and the participant’s annual Management by Objectives goals, we reversed the previously recorded stock compensation of $295,000 in the second quarter of fiscal year 2015 which resulted in a net stock compensation recovery of $290,000 for the six months ended September 28, 2014.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. The second 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures are met. We recorded $108,000 and $286,000 of compensation expense for these awards in the three and six months ended September 28, 2014, respectively.

In January 2014, we granted 82,500 PRSUs to certain former Stretch employees. The PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. We recorded $169,000 of compensation expense in the three and six months ended September 28, 2014, respectively.

In August 2014, we announced the Fiscal Year 2015 Management Incentive Program (“2015 Incentive Program”). Under this program, each participant’s award is denominated in shares of our common stock and is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors for Fiscal Year 2015. We recorded a stock compensation expense of $577,000 in the three and six months ended September 28, 2014, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of sales	$227	$212	$487	$354
Research and development	870	689	1,682	829
Selling, general and administrative	2,503	2,722	4,558	3,527
Total Stock-based compensation expense	$3,600	$3,623	$6,727	$4,710

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the period indicated below as follows:

	September 28, 2014
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$9,898	2.44
Performance Options	531	1.96
RSUs	4,896	1.99
PRSUs	1,894	2.22
Total Unrecognized Stock-based compensation expense	$17,219

Valuation Assumptions

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management’s judgment which includes the expected term of the stock-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Expected term of options (years)	4.70	4.44	4.50- 4.70	4.40- 4.44
Risk-free interest rate	1.34%	1.12%	1.30% - 1.34%	0.6%- 1.12
Expected volatility	32%	33%	32%	33% -35%
Expected dividend yield	─	─	─	─
Weighted average estimated fair value	$2.89	$3.70	$2.86	$3.49

NOTE 13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to Exar by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding RSUs was issued.

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income (loss) attributable to Exar Corporation	$(23,352)	$6,482	$(35,457)	$7,288

Shares used in computation of net income (loss) per share:
Basic	47,139	47,496	47,188	47,151
Effect of options and awards	─	1,654	─	1,496
Diluted	47,139	49,150	47,188	48,647
Net income (loss) per share
Basic	$(0.50)	$0.14	$(0.75)	$0.15
Diluted	$(0.50)	$0.13	$(0.75)	$0.15

All outstanding stock options and RSUs are potentially dilutive securities. As of September 28, 2014, all outstanding stock options and RSUs were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive. In the three and six months ended September 29, 2013, approximately 1.1 million shares and 0.8 million shares were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive.

NOTE 14.       LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $0.9 million in July 2012 under a three-year license $4.5 million in December 2011 under a three-year license, $5.8 million in October 2011 under a three-year license, and $1.0 million in June 2010 under a three-year license, all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of September 28, 2014 and March 30, 2014, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Amortization expense	$800	$884	$1,600	$1,750

Future minimum lease and sublease income payments for the lease financing obligations as of September 28, 2014 are as follows (in thousands):

Fiscal Years	Design Tools
2015 (6 months remaining)	$1,687
2016	59
2017	10
2018	6
Total minimum lease payments	1,762
Less: amount representing interest	26
Present value of minimum lease payments	1,736
Less: short-term lease financing obligations	1,717
Long-term lease financing obligations	$19

Interest expense for the lease financing obligation for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Interest expense	$39	$39	$78	$76

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Rent expense	$564	$233	$896	$429

Our future minimum lease payments for the lease operating obligations as of September 28, 2014 are as follows (in thousands):

Fiscal Years	Facilities
2015 (6 months remaining)	$728
2016	1,108
2017	508
2018	160
Total minimum lease payments	$2,504

NOTE 15.      COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals and well closure activities. In April 2012, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) approved our application for low-threat closure and rescinded the previous cleanup order. All monitoring well closure activities on the site and adjacent/neighboring sites have been completed. We have finalized and executed access, environmental indemnity and tolling agreements, and deed restriction covenants with the property owner. The required deed restriction has been recorded. In October 2014, we received a No Further Action letter and Case Closure summary from RWQCB. The matter is considered closed at this time.

Outstanding liabilities for remediation activities were immaterial for all periods presented.

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MPSI made two separate permitted hazmat deliveries to a licensed and regulated site for treatment. DTSC has requested that former/current property owners and companies, currently in excess of 50, that had hazardous waste treated at the site participate in further site assessment and limited remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites’ condition and evaluation, and selection of appropriate remedial measures. The designated environmental consulting firm is moving forward with the agreed preliminary site assessment and continues to prepare and submit the agreed periodic status reporting. Given that this matter is in the early stages of investigation and discussions are ongoing, we are unable to ascertain our exposure, if any. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

In a letter dated March 27, 2012, Exar was notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex. The letter was also addressed to prior and current property owners and tenants (collectively “Property Owners”). ACWD requested that the Property Owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the Property Owners filed with ACWD a report of its investigation/characterization activities and analytical data obtained. Accumulated data suggests that compounds of concern in groundwater appear to be from an offsite source. ACWD is investigating alternative upgradient sites. Given that this investigation is ongoing, we are unable to ascertain our exposure, if any. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

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

As of the dates indicated below, our warranty reserve balance, which is included in the “Other current liabilities” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	September 28, 2014	March 30, 2014
Beginning balance	$1,074	$50
Provisions for warranties issued	17	1,480
Settlements/adjustments	(452)	(456)
Ending balance	$639	$1,074

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

In fiscal year 2014, two former employees of Exar’s French subsidiary asserted claims against that subsidiary for alleged unfair dismissal in the French Labor Courts. We believe that the former employees were terminated in accordance with the requirements of French law and that the former employees’ claims are not supported by evidence. The two matters were heard on October 10, 2014 and October 22, 2014, respectively. We dispute the claims and we intend to vigorously protect our interests. The industrial courts will render their judgments on December 1, 2014 and January 21, 2015, respectively. We do not believe an adverse outcome will have a material impact on our financial position, results of operations or cash flow.

NOTE 17.       INCOME TAXES

During the three months and six months ended September 28, 2014, we recorded an income tax expense of approximately $0.1 million and $0.8 million, respectively. The income tax expense was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio. During the three and six months ended September 29, 2013, we recorded an income tax benefit of approximately $6.8 million. The income tax benefit was primarily due to the release of valuation allowance from Exar’s acquisition of Cadeka Microcircuits, LLC.

During the three months ended September 28, 2014, the unrecognized tax benefits decreased by $18,000 to $16.9 million primarily related to the reversals on reserves from statute of limitations. If recognized, $14.1million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	September 28, 2014	March 30, 2014
Accrued interest and penalties	$1,254	$83

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

NOTE 18.       SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Industrial & Embedded Systems, High-End Consumer, and Infrastructure.

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Industrial & Embedded Systems	$19,656	$17,943	$38,523	$34,441
High-End Consumer	16,199	105	19,623	351
Infrastructure	7,304	15,970	15,732	31,853
Total net sales	$43,159	$34,018	$73,878	$66,645

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
China	$16,738	$11,341	$27,497	$22,294
United States	5,012	11,572	11,239	22,040
Taiwan	5,826	911	7,236	1,793
Korea	5,126	544	7,254	1,526
Singapore	3,605	3,534	7,195	6,930
Germany	3,055	2,888	6,012	5,668
Rest of world	3,797	3,228	7,445	6,394
Total net sales	$43,159	$34,018	$73,878	$66,645

Substantially all of our long-lived assets at each of September 28, 2014 and September 29, 2013 were located in the United States.

The following distributors and customer accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Distributor A	20%	27%	24%	27%
Distributor B	*	26%	*	24%
Distributor C	*	11%	*	11%
Customer C	11%	*	*	*

—————

*	Net sales for this distributor or customer for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of the net sales for the three and six months ended September 28, 2014 or September 29, 2013, respectively.

The following distributors and customers accounted for 10% or more of our net accounts receivable as of the dates indicated:

	September 28, 2014	March 30, 2014
Distributor A	*	16%
Distributor B	*	17%
Distributor D	*	14%
Distributor C	*	12%
Customer C	13%	*

—————

*     Accounts receivable for this distributor for this period were less than 10% of total account balance.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of September 28, 2014 or March 30, 2014, respectively.

NOTE 19.      SUBSEQUENT EVENTS

On September 15, 2014, we completed the iML acquisition through a second-step merger to acquire all of the remaining outstanding shares of iML held by non-controlling interests. As of September 15, 2014, Exar owns 100% of the outstanding stock of iML. Subsequent to the end of the quarter, in October 2014 we substantively paid off $18.9 million liability for acquisition of the non-controlling interests and the $26 million business loan with CTBC.

Subsequent to the end of the quarter, we finalized a significant restructuring. See “Note 11 – Restructuring Charges and Exit Costs” for additional details.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in this Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Second Quarter of Fiscal 2015 Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and six months ended September 28, 2014 are not necessarily indicative of results to be expected for any future period.

Business Overview

Exar Corporation (“Exar” or “we”) designs, develops and markets high-performance integrated circuits and system solutions for the following end markets: Industrial & Embedded Systems, High-End Consumer, and Infrastructure. Exar's broad product portfolio includes analog, display, LED lighting, mixed-signal, power management, connectivity, data management, and video processing solutions. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, enterprise storage systems, displays, mobile systems, set top boxes, digital video recorders, and lighting systems. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration.

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

Second Quarter of Fiscal 2015 Executive Summary

Quarterly revenues of $43.2 million for the second quarter of fiscal 2015 increased $12.5 million or 41% from the previous quarter’s revenue of $30.7 million and increased $9.1 million or 27% over $34.0 million reported in the second quarter of fiscal year 2014. The increase was primarily due to inclusion of revenue generated by the newly acquired Integrated Memory Logic Limited (“iML”) business which has been included in our condensed consolidated financial statements beginning June 2014.

Net loss of $23.3 million increased $11.2 million from prior quarter and increased $29.8 million from the second quarter of fiscal year 2014. The increase in net loss was primarily due to iML related acquisition expense amortization and impairment of acquired intangible assets, impairment of fixed assets and related inventory write down. Loss per share of $0.50 in the second quarter of fiscal 2015 increased $0.24 per share from the first quarter of fiscal 2015 and increased $0.64 per share from the second quarter of fiscal 2014.  Excluding the nonrecurring expenses, we believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three and six months ended September 28, 2014, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

Results of Operations

Our Statements of Operations data and percentage of revenue were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change

Net Sales	$43,159	$34,018	$9,141	27%
Cost of sales:
Cost of sales	19,747	12,371	7,376	60%
Cost of sales-related party	3,471	4,156	(685)	(16)%
Amortization of purchased intangible assets and inventory step-up costs	3,137	2,098	1,039	50%
Impairment of Intangibles	8,367	—	8,367	100%
Warranty reserve	—	1,440	(1,440)	(100)%
Restructuring charges and exit costs	4,305	24	4,281	17838%
Total cost of sales	39,027	20,089	18,938	94%
Gross profit	4,132	13,929	(9,797)	(70)%
Operating expenses:
Research and development	10,369	7,136	3,233	45%
Selling, general and administrative	11,597	9,376	2,221	24%
Impairment of Intangibles	3,917	—	3,917	100%
Merger and acquisition costs	2,726	144	2,582	1793%
Restructuring charges and exit costs	2,265	384	1,881	490%
Net change in fair value of contingent consideration	(3,912)	(2,495)	(1,417)	57%
Total operating expenses	26,962	14,545	12,417	85%
(Loss) from operations	(22,830)	(616)	(22,214)	3606%
Interest income and other, net	177	372	(195)	52%
Interest expense	(494)	(41)	(453)	1,105%
(Loss) before income taxes	(23,147)	(285)	(22,862)	8022%
Provision for (benefit from) income taxes	107	(6,767)	6,874	(102)%
Net income (loss)	$(23,254)	$6,482	$(29,736)	(459)%
Less: Net income (loss) attributable to non-controlling interests	98	—	98	100%
Net income (loss) attributable to Exar Corporation	$(23,352)	$6,482	$(29,834)	(460)%

	Six Months Ended
	September 28, 2014	September 29, 2013	Change

Net Sales	$73,878	$66,645	$7,233	11%
Cost of sales:
Cost of sales	32,100	24,183	7,917	33%
Cost of sales-related party	7,309	8,063	(754)	(9)%
Amortization of purchased intangible assets and inventory step-up costs	6,682	3,448	3,234	94%
Impairment of Intangibles	8,367	—	8,367	100%
Warranty reserve	—	1,440	(1,440)	(100)%
Restructuring charges and exit costs	4,332	105	4,227	4026%
Total cost of sales	58,790	37,239	21,551	58%
Gross profit	15,088	29,406	(14,318)	(49)%
Operating expenses:
Research and development	18,612	13,316	5,296	40%
Selling, general and administrative	21,674	16,730	4,944	30%
Impairment of Intangibles	3,917	—	3,917	100%
Merger and acquisition costs	6,776	609	6,167	1013%
Restructuring charges and exit costs	2,634	1,315	1,319	100%
Net change in fair value of contingent consideration	(4,343)	(2,495)	(1,848)	74%
Total operating expenses	49,270	29,475	19,795	67%
Loss from operations	(34,182)	(69)	(34,113)	494394%
Interest income and other, net	467	659	(192)	(29)%
Interest expense	(980)	(78)	(902)	1156%
Income (loss) before income taxes	(34,695)	512	(35,207)	(6876)%
Provision for (benefit from) income taxes	799	(6,776)	7,575	(112)%
Net income (loss)	$(35,494)	$7,288	$(42,782)	(587)%
Less: Net income (loss) attributable to non-controlling interests	(37)	—	(37)	100%
Net income (loss) attributable to Exar Corporation	$(35,457)	$7,288	$(42,745)	(587)%

Revenue

Our net sales by end market in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 28, 2014		September 29, 2013		Change	September 28, 2014		September 29, 2013		Change
Net Sales:
Industrial & Embedded Systems	$19,656	46%	17,943	53%	10%	$38,523	52%	$34,441	52%	12%
High-End Consumer	16,199	38%	105	—%	15328%	19,623	27%	351	1%	5491%
Infrastructure	7,304	17%	15,970	47%	(54)%	15,732	21%	31,853	48%	(51)%
Total	$43,159	100%	$34,018	100%		$73,878	100%	$66,645	100%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 28, 2014		September 29, 2013		Change	September 28, 2014		September 29, 2013		Change
Net Sales:
Asia	$33,321	77%	$18,535	54%	80%	$52,768	71%	$36,985	55%	43%
Americas	5,493	13%	11,760	35%	(53)%	12,355	17%	22,468	34%	(45)%
Europe	4,345	10%	3,723	11%	17%	8,755	12%	7,192	11%	22%
Total	$43,159	100%	$34,018	100%		$73,878	100%	$66,645	100%

Three Months Ended September 28, 2014 Compared with Three Months Ended September 29, 2013

Total revenue increased by $9.1 million or 27%. The increases in High-End Consumer and Asia markets were primarily due to business obtained through recent acquisitions. The increases in Industrial & Embedded Systems and Europe markets were primarily due to higher sales volume of connectivity products as a result of strengthened sales effort in the Europe region. Europe revenue generated from connectivity products increased by $0.4 million. The decreases in Infrastructure and Americas markets were primarily due to significant lower sales volume of our data compression products which resulted in lower sales of $6.0 million.

Six Months Ended September 28, 2014 Compared with Three Months Ended September 29, 2013

Total revenue increased by $7.2 million or 11%. The increases in High-End Consumer and Asia markets were primarily due to business obtained through recent acquisitions. The increases in Industrial & Embedded Systems and Europe markets were primarily due to recent acquisitions and higher sales volume of connectivity products as a result of strengthened sales effort in the Europe region. Europe revenue generated from connectivity products increased by $0.6 million. The decreases in Infrastructure and Americas markets were primarily due to significant lower sales volume of our data compression products which resulted in lower sales of $11.3 million.

Gross Profit

Gross profit as a percentage of net sales for the three and six months ended September 28, 2014 decreased by approximately 31% and 24%, respectively, as compared to the same period a year ago. The decrease was primarily due to inclusion of amortization expense related to the purchased intangible assets for our recent acquisitions, and restructuring charges including impairment charges of intangible and related inventory write down in the second quarter of fiscal year 2015.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three months ended September 28, 2014 increased $3.2 million as compared to the same period a year ago. The increase was primarily due to inclusion of iML’s operations and an average headcount increase from 133 to 151 for the three months ended September 29, 2013 and September 28, 2014, respectively. R&D expenses for the six months ended September 28, 2014 increased $5.3 million as compared to the same period a year ago. The increase was primarily due to inclusion of operations from recent acquisitions since fiscal year 2014 and an average headcount increase from 131 to 144 for the six months ended September 29, 2013 and September 28, 2014, respectively.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Reimbursements under this arrangement are offset against R&D expenses. For the three and six months ended September 28, 2014, we offset $0.3 million of R&D expenses in connection with this agreement, respectively. For the three and six months ended September 29, 2013, we offset $0.5 million and $1.0 million of R&D expense in connection with this agreement, respectively.

We believe that R&D expenses will increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three and six months ended September 28, 2014 each increased $2.2 million and $4.9 million, respectively, compared with the same period a year ago. The increase was mainly due to recent acquisitions since fiscal year 2014. This increase was partially offset by a $3.9 million and a $4.3 million reduction in the estimated fair value of contingent consideration liabilities for the three and six months ended September 28, 2014, respectively. These reductions related to the acquisitions of Cadeka Microcircuits LLC and Altior Inc. See “Note 5 – Fair Value.”

We believe that SG&A expenses will increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Merger and Acquisition costs

Merger and acquisition costs for the three and six months ended September 28, 2014 increased $2.6 and $6.2 million, respectively, as compared with the same periods a year ago. The increase was primarily due to transaction costs incurred for the acquisition of iML which was finalized in September 2014.

Restructuring Charges and Exit Costs

During the three and six months ended September 28, 2014, we recorded $6.6 and $7.0 million restructuring charges and exit costs, respectively. The charges were mainly due to the strategic restructuring resulting in a reduction of our workforce, the impairment of certain intangible and fixed assets, and write-off of related inventory. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies. See “Note 6 – Goodwill and Intangible Assets” and “Note 11 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income, foreign exchange gains or losses, realized gains or losses on marketable securities.

Interest income and other, net during the three and six months ended September 28, 2014 remained consistent as compared to the same periods a year ago.

Interest Expense

Interest expense for the three months ended September 28, 2014 increased $0.5 million, or 1,105%, as compared to the same period a year ago. Interest expense for the six months ended September 28, 2014 increased $0.9 million, or 1,156%, as compared to the same period a year ago. The increase was primarily due to a $0.5 million and $0.9 million interest expenses incurred in the three months and six months ended September 28, 2014 as a result of $65.0 million of short term debt borrowed from Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”). We expect the interest expense to be immaterial for future periods.

Provision for Income Taxes

During the three and six months ended September 28, 2014, we recorded an income tax expense of approximately $0.1 million and $0.8 million, respectively. The income tax expense was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio. During the three and six months ended September 29, 2013, we recorded an income tax benefit of approximately $6.8 million. The income tax benefit was primarily due to the release of valuation allowance from Exar’s acquisition of Cadeka Microcircuits, LLC.

Liquidity and Capital Resources

	Six Months Ended
	September 28, 2014	September 29, 2013
	(dollars in thousands)
Cash and cash equivalents	$78,377	$10,051
Restricted cash	26,000	--
Short-term marketable securities	--	174,862
Total cash, cash equivalents and short-term investments	$104,377	$184,913
Percentage of total assets	62%	59%

Net cash provided by (used in) operating activities	$(10,097)	$4,552
Net cash provided by (used in) investing activities	53,798	(8,117)
Net cash provided by (used in) financing activities	20,062	(1,102)
Net increase (decrease) in cash and cash equivalents	$63,763	$(4,667)

Fiscal Year 2015

 Our net loss was approximately $35.5 million for the six months ended September 28, 2014. After adjustments for non-cash items and changes in working capital, we used $10.1 million of cash from operating activities.

Significant non-cash charges and credits included:

●	depreciation and amortization expenses of $8.6 million;

●	impairment of intangibles of $12.3 million;

●	restructuring charges and exit costs of $7.0 million resulting from reduction of our workforce, impairment of certain intangible and fixed assets, and write-off of related inventory;

●	inventory decrease of $0.6 million;

●	stock-based compensation expense of $6.7 million;

●	net reduction in fair value of contingent consideration of $4.3 million; and

●	release of $0.8 million of the deferred tax valuation allowance due to liquidation of our short term investments.

Working capital changes included:

●	a $0.5 million decrease in accounts receivable primarily due to timing of shipments made and timing of collections from customers;

●	a $1.0 million net increase in other current and noncurrent assets primarily due to estimated tax payments made;

●	a $2.5 million net decrease in accounts payable and $1.3 million decrease in accrued compensation and related benefits primarily due to timing of payments made;

●	a $3.3 million increase in deferred income due to timing of products selling through the distribution channels; and

●	a $4.0 million net decrease in other current and noncurrent liabilities mainly due to payments made related to iML acquisition.

In the six months ended September 28, 2014, net cash provided by investing activities was $53.8 million. Proceeds of $162.4 million from sales and maturities of investments was offset by $9.3 million purchase of investments, net $72.7 million used for the acquisition of iML, $26.0 million restricted cash and $0.7 million used for purchases of property, plant and equipment.

In the six months ended September 28, 2014, net cash provided by financing activities reflects $91.0 million of proceeds received from Stifel and CTBC short-term financing agreements, $1.9 million of net proceeds associated with our employee stock plans offset by $65 million repayment of Stifel short-term financing agreements, $6.9 million repurchased of our common stocks and $1.0 million repayment of lease financing obligations.

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

Off-Balance Sheet Arrangements

We have not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Item 303(a)(4) of Regulation S-K. Please see “Note 15–Commitments and Contingencies” to the condensed consolidated financial statements for further discussion of our product warranty liabilities and indemnification obligations.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 28, 2014 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$24,319	$21,273	$700	$718	$1,628
Lease obligations (2)	2,679	1,310	1,194	--	--
Total	$26,998	$22,583	$1,894	$718	$1,628

—————

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.

(2)	Operating lease payments including real property leases for our worldwide offices.

Other commitments

As of September 28, 2014, our unrecognized tax benefits were $16.9 million, of which $4.3 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expires. See “Note 17 – Income Taxes.”

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Foreign Currency Fluctuations. We are exposed to foreign currency fluctuations primarily through our foreign operations. This exposure is the result of foreign operating expenses and cash balances being denominated in foreign currencies. Operational currency requirements are typically forecasted for a one-month period. If there is a need to hedge this risk, we may enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts.

Except for the foreign exchange rate risk, there have been no material changes in the quantitative or qualitative aspect of our market risk profile since March 30, 2014.  For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended March 30, 2014.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of September 28, 2014.

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

Our acquisition of iML may significantly impact our business and operations.

On September 15, 2014, we completed our transaction with Integrated Memory Logic Limited. (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market in Taipei, Taiwan.

We may not successfully utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisition, including accounting charges or the impact on our existing business. For example, customers of Exar and iML may not continue to use Exar and iML to the same extent as they would have if iML had remained an independent company, or they may cancel existing agreements. Accordingly, we may not realize the potential benefits of the acquisition.

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

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times, competition for such employees has been particularly notable in California and the People's Republic of China (the “PRC”). Further, the PRC historically has different managing principles from Western style management and financial reporting concepts and practices, as well as different banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing and maintaining management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards and regulations, which could materially and adversely impact our business, financial condition and results of operations.

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

The assessment of goodwill and other intangible assets impairment is a subjective process. Estimations and assumptions regarding the number of reporting units, future performance, results of our operations and comparability of our market capitalization and net book value will be used. Changes in estimates and assumptions could impact fair value resulting in an impairment, which has in the past and could again in the future materially and adversely impact our business, financial condition and results of operations.

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

As of September 28, 2014, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 10% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

In August 2012, the SEC issued final rules for compliance with Section 1502 of the Dodd-Frank Act, and outlined what U.S. publicly-traded companies have to disclose regarding their use of conflict minerals in their products. According to the rule, companies that utilize any of the 3TG (tin, tantalum, tungsten and gold) and other listed minerals in their products need to conduct a reasonable country of origin inquiry to determine if the minerals are coming from the conflict zones in and around the Democratic Republic of Congo. The implementation of these new regulations may limit the sourcing and availability of some metals used in the manufacture of our products and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products contain only conflict mineral free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Furthermore, on September 15, 2014 we completed our merger with iML and are evaluating iML’s use, if any, of conflict minerals in its products. We may suffer reputational harm with our customers and other stakeholders if our products (including iML’s products) are not conflict mineral free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes or sources of supply due to the foregoing requirements or pressures.

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

EXAR CORPORATION (Registrant)

November 7, 2014	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Merger Agreement	8-K	0-14225	2.1	4/30/2014
2.2	Form of Tender Agreement	8-K	0-14225	2.2	4/30/2014
10.1	Bridge Credit Agreement, dated May 27, 2014	8-K	0-14225	10.1	5/30/2014
10.2	Form of Parent Agreement	8-K	0-14225	10.1	4/30/2014
10.3	Form of Tender Agreement	8-K	0-14225	10.2	4/30/2014
10.4	2014 Equity Incentive Plan	8-K	0-14225	10.1	9/22/2014
10.5	Form of Restricted Stock Unit Agreement					X
10.6	Form of Performance Stock Unit Agreement					X
10.7	Form of NQSO Agreement					X
10.8	Form of ISO Agreement					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X