Form 10-Q
period 2014-12-28
EXAR CORP
filed 2015-02-06
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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

The number of shares outstanding of the Registrant’s Common Stock was 47,443,328 as of February 4, 2015.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 28,	March 30,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$52,622	$14,614
Short-term marketable securities	—	152,420
Accounts receivable (net of allowances of $1,215 and $1,178)	28,688	15,023
Accounts receivable, related party (net of allowances of $709 and $608)	865	3,309
Inventories	33,066	28,982
Other current assets	5,487	3,549
Total current assets	120,728	217,897

Property, plant and equipment, net	20,673	21,280
Goodwill	44,871	30,410
Intangible assets, net	89,888	31,390
Other non-current assets	1,306	1,240
Total assets	$277,466	$302,217

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,504	$15,488
Accrued compensation and related benefits	6,283	4,174
Deferred income and allowances on sales to distributors	3,585	1,765
Deferred income and allowances on sales to distributors, related party	8,110	9,349
Other current liabilities	14,387	11,370
Total current liabilities	49,869	42,146

Long-term lease financing obligations	1,479	70
Other non-current obligations	5,405	6,626
Total liabilities	56,753	48,842

Commitments and contingencies (Notes 14, 15 and 16)

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 47,261,975 and 47,336,005 shares outstanding	5	5
Additional paid-in capital	516,456	508,116
Accumulated other comprehensive loss	(25)	(1,079)
Accumulated deficit	(295,723)	(253,667)
Total stockholders' equity	220,713	253,375
Total liabilities and stockholders’ equity	$277,466	$302,217

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Sales:
Net sales	$35,919	$21,846	$91,986	$70,682
Net sales, related party	8,396	8,844	26,207	26,653
Total net sales	44,315	30,690	118,193	97,335

Cost of sales:
Cost of sales	20,113	12,393	52,127	36,576
Cost of sales, related party	3,099	3,556	10,408	11,619
Amortization of purchased intangible assets and inventory step-up	2,533	1,898	9,215	5,346
Restructuring charges and exit costs	2,052	17	6,384	122
Impairment of Intangibles	—	—	8,367	—
Warranty Reserve, net	(372)	—	(286)	1,440
Total cost of sales	27,425	17,864	86,215	55,103
Gross profit	16,890	12,826	31,978	42,232

Operating expenses:
Research and development	10,035	6,929	28,647	20,245
Selling, general and administrative	11,793	8,829	33,467	25,559
Restructuring charges and exit costs	1,418	74	4,052	1,389
Merger and acquisition costs	179	257	6,955	866
Impairment of Intangibles	—	—	3,917	—
Net change in fair value of contingent consideration	—	58	(4,343)	(2,437)
Total operating expenses	23,425	16,147	72,695	45,622
Loss from operations	(6,535)	(3,321)	(40,717)	(3,390)

Other income and expense, net:
Interest income and other, net	53	321	520	980
Interest expense	(46)	(39)	(1,026)	(117)
Total other income and expense, net	7	282	(506)	863

Loss before income taxes	(6,528)	(3,039)	(41,223)	(2,527)
(Benefit) Provision for income taxes	71	(1,405)	870	(8,181)
Net income (loss)	(6,599)	(1,634)	(42,093)	5,654
Less: Net loss attributable to non-controlling interests	—	—	(37)	—
Net income (loss) attributable to Exar Corporation	$(6,599)	$(1,634)	$(42,056)	$5,654

Net income (loss) per share:
Basic	$(0.14)	$(0.03)	$(0.89)	$0.12
Diluted	$(0.14)	$(0.03)	$(0.89)	$0.12

Shares used in the computation of net income (loss) per share:
Basic	47,119	47,529	47,165	47,277
Diluted	47,119	47,529	47,165	48,815

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Net income (loss)	$(6,599)	$(1,634)	$(42,093)	$5,654
Changes in market value of investments:
Changes in unrealized gain (loss)	—	(77)	199	(495)
Reclassification adjustment for net realized gains	—	67	26	41
Release of tax provision for unrealized gains	—	—	828	—
Net change in market value of investments	—	(10)	1,053	(454)
Comprehensive income (loss)	$(6,599)	$(1,644)	$(41,040)	$5,200
Less: comprehensive loss attributable to non-controlling interests	—	—	(37)	—
Comprehensive income (loss) attributable to Exar Corporation	$(6,599)	$(1,644)	$(41,003)	$5,200

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 28,	December 29,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(42,093)	$5,654
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,325	9,386
Impairment of Intangibles	12,284	—
Restructuring charges and exit costs	6,732	(1,279)
Stock-based compensation expense	10,949	7,267
Release of deferred tax valuation allowance	828	(6,770)
Net change in fair value of contingent consideration	(4,343)	(2,437)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and accounts receivable, related party	(1,125)	(7,155)
Inventories	(3,506)	(3,764)
Other current and non-current assets	(1,087)	(558)
Accounts payable	(2,945)	4,849
Accrued compensation and related benefits	(231)	659
Other current and non-current liabilities	(5,380)	(4,713)
Deferred income and allowance to distributors including related party	581	(1,996)
Net cash used in operating activities	(16,011)	(857)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(2,447)	(1,675)
Purchases of short-term marketable securities	(9,296)	(166,738)
Proceeds from maturities of short-term marketable securities	3,997	24,410
Proceeds from sales of short-term marketable securities	158,412	178,167
Acquisition of Integrated Memory Logic Limited, net of cash acquired	(91,542)	—
Acquisition of Cadeka Microcircuits, LLC, net of cash acquired	—	(23,111)
Other disposal activities	—	125
Net cash provided by investing activities	59,124	11,178

Cash flows from financing activities:
Proceeds from issuance of common stock	4,530	3,971
Purchase of stock for withholding taxes on vested restricted stock	(629)	(1,042)
Proceeds from issuance of debt	91,000	—
Repayment of debt	(91,000)	—
Repurchase of common stock	(7,999)	(4,000)
Payments of lease financing obligations	(1,007)	(2,898)
Net cash used in financing activities	(5,105)	(3,969)

Net increase in cash and cash equivalents	38,008	6,352
Cash and cash equivalents at the beginning of period	14,614	14,718
Cash and cash equivalents at the end of period	$52,622	$21,070

Supplemental disclosure of cash flow and non-cash information:
Cash paid for income tax	$104	$119
Cash paid for interest	1,041	863
Engineering design tool acquired under capital lease	2,924	—
Release of restricted stock upon vesting	408	—
Issuance of common stock in connection with Cadeka acquisition	—	5,117

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

Basis of Presentation and Use of Management Estimates— The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair presentation of Exar’s financial position as of December 28, 2014 and our results of operations for the three and nine months ended December 28, 2014 and December 29, 2013, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year ending March 29, 2015.

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

In accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, the acquisition of iML’s outstanding shares was recorded as a purchase business acquisition since iML was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return of 16.9%. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of $14.5 million. Goodwill is primarily from expected synergies resulting from combining the operations of iML with that of Exar and is not deductible for tax purposes.

The summary of the purchase consideration is as follows (in thousands):

Amount
Cash	$206,411
Consideration for the acquisition of non-controlling interests	17,872
Fair value of assumed iML employee options	3,835
Total purchase price	$228,118

Preliminary Purchase Price Allocation

The preliminary allocation of total purchase price to iML’s tangible and identifiable intangible assets and liabilities assumed was based on their estimated fair values at the date of acquisition.

The preliminary fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired and liabilities assumed in the iML acquisition was as follows (in thousands):

Amount
Identifiable tangible assets (liabilities)
Cash	$133,752
Accounts receivable	10,096
Inventories	3,950
Other current assets	962
Property, plant and equipment	480
Other assets	308
Current liabilities	(12,356)
Long-term liabilities	(3,595)
Total identifiable tangible assets (liabilities), net	133,597
Identifiable intangible assets	80,060
Total identifiable assets, net	213,657
Goodwill	14,461
Fair value of total consideration transferred	$228,118

The following table sets forth the components of identifiable intangible assets acquired in connection with the iML acquisition (in thousands):

Fair Value
Developed technologies	$55,780
In-process research and development	8,100
Customer relationships	15,060
Trade names	1,120
Total identifiable intangible assets	$80,060

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

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to iML are included in the merger and acquisition costs and interest expense line on the condensed consolidated statement of operations for the three and nine months ended December 28, 2014 and were approximately $0.1 and $7.3 million, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined results of operations of Exar and iML as if the acquisition was completed as of April 1, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net sales	$44,315	$45,243	$128,923	$143,544
Net income (loss)	$(6,834)	$306	$(34,260)	$5,646
Earnings (loss) per share
Basic	$(0.15)	$0.01	$(0.73)	$0.12
Diluted	$(0.15)	$0.01	$(0.73)	$0.12

Three Months Ended December 28, 2014 Compared with Three Months Ended December 29, 2013

The pro forma financial information includes (1) amortization charges from acquired intangible assets of $0 and $2.4 million, respectively; (2) the estimated stock-based compensation expense related to the stock options assumed of $0.4 million and $0.2 million, respectively; (3) the elimination of historical intangible assets of $0 and $0.1 million, respectively; (4) the elimination of historical stock-based compensation charges recorded by iML of $0.2 million and $0.2 million, respectively, as a result of the cancellation of all outstanding options on the acquisition date; (5) the elimination of acquisition related costs of $0.1 million and $0, respectively; and (6) the related tax provision of $0 for both periods.

Nine Months Ended December 28, 2014 Compared with Nine Months Ended December 29, 2013

The pro forma financial information includes (1) amortization charges from acquired intangible assets of $2.4 million and $7.3 million, respectively; (2) the estimated stock-based compensation expense related to the stock options assumed of $0.7 million and $0.8 million, respectively; (3) the elimination of historical intangible assets of $0.1 million and $0.3 million, respectively; (4) the elimination of historical stock-based compensation charges recorded by iML of $0.6 million and $0.3 million, respectively, as a result of the cancellation of all outstanding options on the acquisition date; (5) the elimination of acquisition related costs of $11.3 million and $0, respectively; and (6) the related tax provision of $0.6 million and tax benefit of $0.6 million, respectively.

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

The table below shows the allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed (in thousands):

Amount
Tangible assets	$3,286
Intangible assets	20,380
Goodwill	19,387
Liabilities assumed	(8,216)
Fair value of total consideration transferred	$34,837

NOTE 4.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	December 28, 2014	March 30, 2014
Work-in-process and raw materials	$21,177	$13,555
Finished goods	11,889	15,427
Total inventories	$33,066	$28,982

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	December 28, 2014	March 30, 2014
Land	$6,660	$6,660
Building	17,462	16,787
Machinery and equipment	41,356	40,675
Software and licenses	22,323	17,549
Property, plant and equipment, total	87,801	81,671
Accumulated depreciation and amortization	(67,128)	(60,391)
Total property, plant and equipment, net	$20,673	$21,280

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 28, 2014	March 30, 2014
Short-term lease financing obligations	$2,837	$2,671
Accrued retention bonus	2,725	—
Accrued income tax	1,556	74
Accrued restructuring charges and exit costs	1,390	2,214
Accrued manufacturing expenses, royalties and licenses	1,284	1,639
Purchase consideration holdback	1,006	1,256
Accrued legal and professional services	849	1,453
Other	2,740	2,063
Total other current liabilities	$14,387	$11,370

Our other non-current obligations consisted of the following (in thousands) as of the dates indicated:

	December 28, 2014	March 30, 2014
Long-term taxes payable	$4,313	$794
Deferred tax liability	1,059	614
Accrued restructuring charges and exit costs	15	155
Fair value of earn out liability – long-term	—	3,853
Accrued retention bonus	—	1,181
Other	18	29
Total other non-current obligations	$5,405	$6,626

NOTE 5.	FAIR VALUE

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

The fair value of contingent consideration arising from the acquisitions of Altior Inc. (“Altior”) and Cadeka are classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs. Due to significant decrease in revenue projections, the fair value of the contingent consideration from the acquisitions of Altior and Cadeka was fully released as of September 28, 2014.

We received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Telecom Fund II (US), LP. (“Skypoint Fund”) in which we were a limited partner since 2001. CounterPath was one of the investee companies of Skypoint. We estimated the fair value using the market value of common shares as determined by trading on the Nasdaq Capital Market. These securities have been classified to Level 2 as of December 28, 2014 and recorded in the other non-current assets line item on the condensed consolidated balance sheet. We believe the fair value inputs of CounterPath do not meet all of the criteria for Level 1 classification primarily due to the low trading volume of the stock. See Note 7–“Long-term Investments” for the discussion on Skypoint.

There were no transfers between Level 1, Level 2, and Level 3 during the fiscal quarter ended December 28, 2014.

As of June 29, 2014, we sold all of our short term investments to fund the iML acquisition. The following table summarizes our other investments assets and liabilities as December 28, 2014 (in thousands):

	December 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6	$—	$—	$6
Common shares of CounterPath	—	56	—	56
Total investment assets	$6	$56	$—	$62

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

During the second quarter of fiscal 2015, we measured the fair value of the contingent consideration liabilities for Altior and Cadeka acquisition based on a combination of income and market approach. Due to the significant decrease in revenue projection with the period in which such contingent consideration could be earned, we determined that the probability of revenue target achievement was highly unlikely. As a result, the fair value of the contingent consideration liabilities was reduced to zero as of September 28, 2014.

The change in the fair value of our Altior purchase consideration liability is as follows (in thousands):

Amount
As of March 30, 2014	$2,973
Fair value adjustment	(2,973)
As of December 28, 2014	$—

The change in the fair value of our Cadeka purchase consideration liability is as follows (in thousands):

Amount
As of March 30, 2014	$1,370
Fair value adjustment	(1,370)
As of December 28, 2014	$—

As of March 30, 2014, our investment assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

	March 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	9,378	13,134	—	22,512
State and local government securities	—	2,772	—	2,772
Corporate bonds and securities	5	71,248	—	71,253
Asset-backed securities	—	27,635	—	27,635
Mortgage-backed securities	—	28,248	—	28,248
Total investment assets	$14,019	$143,037	$—	$157,056

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$2,973	$2,973
Acquisition-related contingent consideration – Cadeka	—	—	1,370	1,370
Total liabilities	$—	$—	$4,343	$4,343

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	December 28, 2014	March 30, 2014
Cash and cash equivalents
Cash at financial institutions	$52,616	$9,978
Cash equivalents
Money market funds	6	4,636
Total cash and cash equivalents	$52,622	$14,614

Available-for-sale securities
U.S. government and agency securities	$—	$22,512
State and local government securities	—	2,772
Corporate bonds and securities	—	71,253
Asset-backed securities	—	27,635
Mortgage-backed securities	—	28,248
Total short-term marketable securities	$—	$152,420

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

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Gross realized gains	$—	$136	$264	$518
Gross realized losses	—	(69)	(238)	(477)
Net realized income (losses)	$—	$67	$26	$41

We did not have any unrealized gain (loss) as of December 28, 2014.

The following table summarizes our investments in marketable securities as of March 30, 2014 (in thousands):

	March 30, 2014
	Amortized Cost	Unrealized Gross Gains (1)	Unrealized Gross Losses (1)	Fair Value
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	22,550	1	(39)	22,512
State and local government securities	2,762	10	—	2,772
Corporate bonds and securities	71,309	32	(88)	71,253
Asset-backed securities	27,661	22	(48)	27,635
Mortgage-backed securities	28,362	24	(138)	28,248
Total investments	$157,280	$89	$(313)	$157,056

—————

(1)	Gross of tax impact of $828

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

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three and nine months ended December 28, 2014, no investments were identified with other-than-temporary declines in value. All investments were redeemed in the first quarter of fiscal 2015.

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

During the second quarter of fiscal 2015, we measured the fair value of the contingent consideration liabilities for Altior and Cadeka acquisition based on a combination of income and market approach. Due to the significant decrease in revenue projection with the period in which such contingent consideration could be earned, we determined that the probability of revenue target achievement was highly unlikely. As a result, the fair value of the contingent consideration liabilities was reduced to zero as of September 28, 2014.

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

       Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one single operating segment and one chief operating decision maker, our President and Chief Executive Officer (“CEO”), we utilize an entity-wide approach to assess goodwill for impairment. As of December 28, 2014, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for the dates indicated below were as follows (in thousands):

	December 28, 2014	March 30, 2014
Beginning balance	$30,410	$10,356
Goodwill additions	14,461	20,054
Ending balance	$44,871	$30,410

Goodwill additions during the nine months ended December 28, 2014 consisted of $14.5 million residual allocation from the iML acquisition purchase price accounting. The goodwill additions during fiscal 2014 consist of $19.4 million and $0.7 million residual allocation from the Cadeka and Stretch acquisition purchase price accounting, respectively.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	December 28, 2014				March 30, 2014
	Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Existing technology	$120,026	$(44,745)	$(9,134)	$66,147	$63,043	$(37,510)	$25,533
Customer relationships	15,165	(4,067)	(870)	10,228	6,095	(2,762)	3,333
Distributor relationships	7,254	(1,759)	—	5,495	1,264	(1,260)	4
Patents/Core technology	3,459	(3,429)	—	30	3,459	(3,378)	81
Trade names	1,330	(210)	—	1,120	210	(51)	159
Total intangible assets subject to amortization	147,234	(54,210)	(10,004)	83,020	74,071	(44,961)	29,110
In-process research and development	9,148	—	(2,280)	6,868	2,280	—	2,280
Total	$156,382	$(54,210)	$(12,284)	$89,888	$76,351	$(44,961)	$31,390

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over two to nine years. Customer relationships are amortized over five to seven years on an accelerated basis. Distributor relationships are amortized over six to seven years. Patents/core technology is amortized over five to six years. Trade names are amortized over three to six years. In-process Research & Development ("IPR&D") is reclassified as existing technology upon completion or written off upon abandonment. During the three months ended December 28, 2014, $1.2 million of IPR&D was reclassified as existing technology upon completion and started amortization. We expect the amortization of the remaining IPR&D projects to start in fiscal 2016. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life.

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

Exar completed a significant strategic restructuring process that began in the second quarter of fiscal 2015 and ended in October 2014.  This restructuring was prompted by the recent acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China; Loveland, Colorado; and Ipoh, Malaysia locations.  We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders.  For additional details, see “Note 11 – Restructuring Charges and Exit Costs.”   As a result of this restructuring and the resultant re-prioritization of resources, we anticipate a decline in forecasted revenue related to certain intangible assets that were acquired in prior business combinations.  Consequently, we performed an intangible assets impairment review during the second quarter of fiscal year 2015 and recorded $12.3 million of impairment charges to acquired intangibles. As of December 28, 2014, there were no indicators or events that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Amortization expense	$3,248	$1,991	$9,249	$5,665

The total future amortization expenses for our purchased intangible assets excluding IPR&D are summarized below (in thousands):

Amortization Expense (by fiscal year)
2015 (3 months remaining)	$3,206
2016	12,787
2017	12,819
2018	12,882
2019	12,652
2020 and thereafter	28,674
Total future amortization	$83,020

NOTE 7.	LONG-TERM INVESTMENT

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	December 28, 2014	March 30, 2014
Beginning balance	$946	$1,288
Net distributions	(8)	(19)
Impairment charges	(35)	(323)
Ending balance	$903	$946

The carrying amount of approximately $0.9 million as of December 28, 2014 reflects the net of the capital contributions, capital distributions and $0.4 million cumulative impairment charges. During the term of the fund we have made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. As of December 28, 2014, we do not have any further capital commitments.

Impairment

We evaluate our long-term investment for impairment whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our impairment analysis by comparing the carrying amount to the fair value of the underlying investments. If the carrying amount exceeds its fair value, long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss. We analyzed the fair value of the remaining underlying investments of Skypoint Fund and as a result, $35,000 and $323,000 impairment charge was recorded during the nine months ended December 28, 2014 and in the fourth quarter of fiscal year 2014, respectively.

NOTE 8.	RELATED PARTY TRANSACTIONS

Alonim Investments Inc. (“Alonim”) owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of December 28, 2014. As such, Alonim is our largest stockholder.

Related party contributions as a percentage of our total net sales for the periods indicated below were as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Alonim	19%	29%	22%	27%

Related party receivables as a percentage of our net accounts receivables were as follows as of the dates indicated below:

	December 28, 2014	March 30, 2014
Alonim	3%	18%

Related party expenses for marketing promotional materials reimbursed were not significant for the three and nine months ended December 28, 2014 and December 29, 2013, respectively.

NOTE 9.	SHORT-TERM DEBT

As part of the acquisition of iML, we entered into short-term financing agreements with Stifel Financial Corporation (“Stifel”) and CTBC to provide bridge financing for the acquisition.

CTBC

On June 9, 2014 we entered into a Business Loan Agreement with CTBC to provide a loan for $26.0 million. This loan bore an interest rate of 3.25% and had maturity date of December 9, 2014. Interest payments were due monthly with the entire principal due not later than December 9, 2014.

All obligations of Exar under the Business Loan Agreement were unconditionally guaranteed by iML through a $26.0 million short-term certificate deposit with the same institution which had been recorded as restricted cash as of September 28, 2014. As of October 2014, the CTBC business loan has been completely paid off.

Stifel

On May 27, 2014 (the “Initial Funding Date”), Exar entered into a bridge credit agreement (the “Credit Agreement”) with certain lender parties and Stifel Financial Corp., as Administrative Agent. The Credit Agreement provided Exar with a bridge term loan credit facility in an aggregate principal amount of up to $90.0 million (the “Bridge Facility”).

Interest on loans made under the Bridge Facility accrued, at Exar’s option, at a rate per annum equal to (1) the Base Rate (as defined below) plus (a) during the first 90 days following the Initial Funding Date, 7.5% and (b) thereafter, 8.5% or (2) 1-month LIBOR plus (a) during the first 90 days following the Initial Funding Date, 8.5% and (b) thereafter, 9.5%. The “Base Rate” was equal to, for any day, a rate per annum equal to the highest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) 1 month LIBOR plus 1.00%. The Base Rate was subject to a floor of 2.5%, and LIBOR was subject to a floor of 1.5%.

Exar had drawn $65.0 million in May 2014 to fund the acquisition of iML’s outstanding shares. We repaid $26.0 million of the debt in June 2014 through a loan from CTBC with lower interest rate. As of July 2014, we completely paid off the Stifel loan.

Interest

For three and nine months ended December 28, 2014, interest on our short-term debt, which is included in the “Interest expense” line item on the condensed consolidated statement of operations, consisted of the following (in thousands):

	December 28, 2014
	Three months ended	Nine months ended
CTBC	$9	$265
Stifel	—	646
Total interest on short-term debt	$9	$911

NOTE 10.	COMMON STOCK REPURCHASES

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

Stock repurchase activities during nine months ended December 28, 2014 and fiscal year 2014 were indicated below (in thousands, except per share amounts):

	Total number of Shares Purchased	Average Price Paid Per Share (or Unit)	Amount Paid for Purchase
As of March 31, 2013	9,564	$9.22	$88,189
Repurchases – August 25 to September 29, 2013	153	13.07	1,999
Repurchases – September 30 to October 27, 2013	73	13.63	1,001
Repurchases – November 24 to December 29, 2013	83	12.09	1,000
Repurchases – December 30, 2013 to January 26, 2014	122	11.61	1,417
Repurchases – January 27 to February 23, 2014	324	11.05	3,583
As of March 30, 2014	10,319	$9.22	$97,189
Repurchases – March 31 to April 27, 2014	273	10.98	3,000
Repurchases – July 28 to September 28, 2014	393	9.83	3,864
Repurchases – September 29 to December 28, 2014	125	9.08	1,135
As of December 28, 2014	11,110	$9.47	$105,188

—————

Note: The average price paid per share is based on the total price paid by Exar, which includes applicable broker fees.

NOTE 11.	RESTRUCTURING CHARGES AND EXIT COSTS

2015 Restructuring Charges and Exit Costs

Exar completed a significant strategic restructuring process that began in the quarter ended September 28, 2014 and ended in October 2014.  This restructuring was prompted by the recent acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China; Loveland, Colorado; and Ipoh, Malaysia locations.  We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders.  During the three and nine months ended December 28, 2014, we incurred $3.5 million and $10.4 million restructuring charges and exit costs, respectively. The charges consisted primarily of reduction of our workforce, the impairment of certain fixed assets, licensed technologies and write-off of related inventory.

2014 Restructuring Charges and Exit Costs

During the three and nine months ended December 29, 2013, we incurred restructuring charges and exit costs of $0.1 million and $1.5 million, respectively. The charges include $1.3 million of severance benefits, net of adjustments in other costs and $0.2 million of costs related to efforts to sell and market our campus in Fremont, California.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 30, 2014	Additions/ adjustments	Non-cash charges	Payments	December 28, 2014
Lease termination costs and others	$1,615	$294	$(164)	$(1,485)	$260
Impairment of fixed assets, licensed technologies and write down of inventory	—	6,568	(6,568)	—	—
Severance	754	3,574	—	(3,183)	1,145
Total	$2,369	$10,436	$(6,732)	$(4,668)	$1,405

	April 1, 2013	Additions/ adjustments	Non-cash charges	Payments	March 30, 2014
Lease termination costs and others	$2,860	$570	$(57)	$(1,758)	$1,615
Severance	426	2,444	—	(2,116)	754
Total	$3,286	$3,014	$(57)	$(3,874)	$2,369

NOTE 12.	STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of December 28, 2014	Nine Months Ended December 28, 2014
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,352
Issued		21	$10.11

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for every award issued. As of December 28, 2014, there were 4.8 million shares available for future grant under the 2014 Plan.

Stock Option Activities

Our stock option transactions during the nine months ended December 28, 2014 were indicated below:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 30, 2014	7,213,848	$8.98	5.02	$21,301	2,170
Granted	2,517,178	8.64
Exercised	(523,193)	6.85
Cancelled	(183,895)	12.76
Forfeited	(981,008)	10.49
Balance at December 28, 2014	8,042,840	$8.74	4.97	$15,344	2,959

Vested and expected to vest, December 28, 2014	7,487,866	$8.66	4.88	$14,864
Vested and exercisable, December 28, 2014	3,361,788	$7.64	3.81	$9,629

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $10.29 and $11.71 as of December 28, 2014 and March 30, 2014, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our CEO. The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined market based financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our CEO. The options are scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. We recorded $75,000 and $262,000 of compensation expense for these options in the three and nine months ended December 28, 2014, respectively. We recorded $65,000 and $195,000 of compensation expense for these options in the three and nine months ended December 29, 2013, respectively.

Options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Intrinsic value of options exercised	$668	$805	$1,524	$2,699

RSU Activities

Our RSU transactions during the nine months ended December 28, 2014 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 30, 2014	1,177,126	$10.94	1.62	$13,784
Granted	337,022	9.27
Issued and released	(230,553)	10.65
Cancelled	(178,663)	12.05
Unvested at December 28, 2014	1,104,932	$10.31	1.40	$11,370

Vested and expected to vest, December 28, 2014	962,572		1.32	$9,905

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our CEO. The PRSUs were scheduled to vest in three equal installments at the end of fiscal 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. We recorded $146,000 and $1,026,000 of compensation expense for these awards in the three and nine months ended December 28, 2014, respectively. We recorded $119,000 and $641,000 of compensation expense for these awards in the three and nine months ended December 28, 2013, respectively.

In December 2013, we granted 100,000 RSUs to our CEO. The RSUs were scheduled to vest in two equal installments at the end of fiscal 2016 and 2017. In October 2014, the second installment of 50,000 RSUs was modified to 50,000 PRSUs. These modified PRSUs were scheduled to vest at the end of fiscal 2017 if certain predetermined financial measures are met. For the three and nine months ended December 28, 2014, we did not record compensation expense for these modified PRSUs as a result of low probability of achieving performance goals measured by management.

In the first quarter of fiscal 2014, we granted 50,000 PRSUs to certain executives. The PRSUs were scheduled to vest in three equal installments at the end of fiscal year 2014 with a three-year vesting period if certain performance measures are met. We recorded stock compensation net recovery of $53,000 and $151,000 in the three and nine months ended December 28, 2014, respectively as a result of the termination of one executive. We recorded $91,000 and $239,000 of stock compensation expense for these awards in the three and nine months ended December 29, 2013, respectively.

In July 2013, as part of the acquisition of Cadeka, we agreed to pay retention bonuses to certain former Cadeka employees and the bonuses will be settled in RSUs subject to fulfillment of the service period. We recorded $506,000 and $1,519,000 of compensation expense for these awards in the three and nine months ended December 28, 2014, respectively. The expense is reported in the other current obligations line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the condensed consolidated statements of operations.

In August 2013, we announced the Fiscal Year 2014 Management Incentive Program (“2014 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals. The expense is reported in the other current liabilities line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the condensed consolidated statements of operations. Due to only partially achieving the financial performance goals and the participant’s annual Management by Objectives goals, we reversed the previously recorded stock compensation of $295,000 in the second quarter of fiscal year 2015 which resulted in a net stock compensation recovery of $290,000 for the nine months ended December 28, 2014.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. The second 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures are met. We recorded stock compensation net recovery of $78,000 and $208,000 of compensation expense for these awards in the three and nine months ended December 28, 2014, respectively, as a result of termination of one of our executives.

In January 2014, we granted 82,500 PRSUs to certain former Stretch employees. The PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. We recorded stock compensation recovery of $47,000 and $122,000 of compensation expense in the three and nine months ended December 28, 2014, respectively, as a result of lower probability of achieving performance goals measured by management.

In August 2014, we announced the Fiscal Year 2015 Management Incentive Program (“2015 Incentive Program”). Under this program, each participant’s award is denominated in shares of our common stock and is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors for Fiscal Year 2015. We recorded a stock compensation expense of $679,000 and $1,256,000 in the three and nine months ended December 28, 2014, respectively.

In January 2015, two of our executives were terminated. As part of their termination agreements, we extended the vesting periods of their outstanding stock awards and exercise periods of their vested stock awards for an additional thirteen and twenty-five months periods, respectively. We also granted total of 60,000 shares RSUs with a vesting period of twelve months. In addition, we granted RSUs valued at $479,000 to one of the executives which will be fully vested in February 2015. We recorded stock compensation expense of $1,519,000 for these awards in the three and six months ended December 28, 2014.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Cost of sales	$496	$165	$983	$519
Research and development	442	566	2,124	1,395
Selling, general and administrative	3,284	1,826	7,842	5,353
Total Stock-based compensation expense	$4,222	$2,557	$10,949	$7,267

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the period indicated below as follows:

	December 28, 2014
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$10,338	2.45
Performance Options	456	1.69
RSUs	7,051	1.89
PRSUs	1,329	1.98
Total Unrecognized Stock-based compensation expense	$19,174

Valuation Assumptions

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management’s judgment, which includes the expected term of the stock-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Expected term of options (years)	4.67	4.50	4.53 – 4.70	4.40– 4.50
Risk-free interest rate	1.28%	1.01%	1.25% – 1.34%	0.6% – 1.12%
Expected volatility	33%	32%	32% –33%	32% –35%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$2.65	$3.74	$2.79	$3.56

NOTE 13.	NET INCOME (LOSS) PER SHARE

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

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net income (loss) attributable to Exar Corporation	$(6,599)	$(1,634)	$(42,056)	$5,654

Shares used in computation of net income (loss) per share:
Basic	47,119	47,529	47,165	47,277
Effect of options and awards	─	─	─	1,538
Diluted	47,119	47,529	47,165	48,815
Net income (loss) per share
Basic	$(0.14)	$(0.03)	$(0.89)	$0.12
Diluted	$(0.14)	$(0.03)	$(0.89)	$0.12

All outstanding stock options and RSUs are potentially dilutive securities. In the three months and nine months ended December 28, 2014 and the three months ended December 29, 2013, all outstanding stock options and RSUs were excluded from the computation of diluted net loss per share as inclusion of such shares would have an anti-dilutive effect. In the nine months ended December 29, 2013, 1.1 million shares were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive.

NOTE 14.	LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $4.4 million in October 2014 under a three-year license with a prepayment of $1.5 million for the first year license, $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license and $5.8 million in October 2011 under a three-year license all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of December 28, 2014 and March 30, 2014, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Amortization expense	$848	$800	$2,448	$2,494

Future minimum lease and sublease income payments for the lease financing obligations as of December 28, 2014 are as follows (in thousands):

Fiscal Years	Design Tools
2015 (3 months remaining)	$1,323
2016	1,583
2017	1,534
2018	6
Total minimum lease payments	4,446
Less: amount representing interest	130
Present value of minimum lease payments	4,316
Less: short-term lease financing obligations	2,837
Long-term lease financing obligations	$1,479

Interest expense for the lease financing obligation for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Interest expense	$37	$39	$115	$115

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Rent expense	$266	$229	$1,162	$658

Our future minimum lease payments for the lease operating obligations as of December 28, 2014 are as follows (in thousands):

Fiscal Years	Facilities
2015 (3 months remaining)	$252
2016	775
2017	214
Total minimum lease payments	$1,241

NOTE 15.	COMMITMENTS AND CONTINGENCIES

In 1986, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, identified low-level groundwater contamination at its principal manufacturing site. The area and extent of the contamination appear to have been defined. MPSI previously reached an agreement with a prior tenant to share in the cost of ongoing site investigations and the operation of remedial systems to remove subsurface chemicals and well closure activities. In April 2012, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) approved our application for low-threat closure and rescinded the previous cleanup order. All monitoring well closure activities on the site and adjacent/neighboring sites have been completed. We have finalized and executed access, environmental indemnity and tolling agreements and deed restriction covenants with the property owner. The required deed restriction has been recorded. In October 2014, we received a No Further Action letter and Case Closure summary from RWQCB. The matter is considered closed at this time.

Outstanding liabilities for remediation activities were immaterial for all periods presented.

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MPSI made two separate permitted hazmat deliveries to a licensed and regulated site for treatment. DTSC has requested that former/current property owners and companies, currently in excess of 50, that had hazardous waste treated at the site participate in further site assessment and limited remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites’ condition and evaluation, and selection of appropriate remedial measures. The designated environmental consulting firm has prepared and submitted to DTSC its preliminary site profile for review. Given that this matter is in the early stages of investigation and discussions are ongoing with respect to various related considerations, we are unable to ascertain our exposure, if any. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

In a letter dated March 27, 2012, Exar was notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex. The letter was also addressed to prior and current property owners and tenants (collectively “Property Owners”). ACWD requested that the Property Owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the Property Owners filed with ACWD a report of its investigation/characterization activities and analytical data obtained. Accumulated data suggests that compounds of concern in groundwater appear to be from an offsite source. ACWD is investigating alternative upgradient sites. Given that this investigation is ongoing and Exar has not received any recent communications from ACWD, we are unable to ascertain our exposure, if any. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

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

Warranty expense has historically been immaterial for our products. A warranty liability of $1.4 million was established during the year ended March 30, 2014 for the return of certain older generation data compression products shipped in prior years. In June, 2014, we assumed $0.4 million warranty liability from our acquisition of iML.

As of the dates indicated below, our warranty reserve balance, which is included in the “Other current liabilities” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	December 28, 2014	March 30, 2014
Beginning balance	$1,074	$50
Provisions for warranties issued	458	1,480
Settlements/adjustments	(918)	(456)
Ending balance	$614	$1,074

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

In fiscal year 2014, two former employees of Exar’s French subsidiary asserted claims against that subsidiary for alleged unfair dismissal in the French Labor Courts. We believe that the former employees were terminated in accordance with the requirements of French law and that the former employees’ claims are not supported by evidence. The two matters were heard on October 10, 2014 and October 22, 2014, respectively. We dispute the claims and we intend to vigorously protect our interests. On December 22, 2014, Exar and one former employee entered into a settlement agreement resolving all claims made in the litigation. The industrial court in the other matter rendered a judgment on January 21, 2015 that we intend to appeal. We continue to dispute the claims and intend to continue to vigorously protect our interests. We do not believe an adverse outcome will have a material impact on our financial position, results of operations or cash flow.

NOTE 17.	INCOME TAXES

During the three months and nine months ended December 28, 2014, we recorded an income tax expense of approximately $0.1 million and $0.9 million, respectively. The income tax expense was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio. During the three and nine months ended December 29, 2013, we recorded an income tax benefit of approximately $1.4 million and $8.2 million, respectively. The income tax benefit was primarily due to the lapsing of statute of limitation and the release of valuation allowance from Exar’s acquisition of Cadeka Microcircuits, LLC.

During the three months ended December 28, 2014, the unrecognized tax benefits increased by $0.3 million to $17.2 million primarily related to the reserve on California net operating losses (“NOL”). If recognized, $14.4 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	December 28, 2014	March 30, 2014
Accrued interest and penalties	$1,327	$83

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

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Industrial & Embedded Systems	$20,506	$18,429	$59,029	$52,870
High-End Consumer	16,202	68	35,825	419
Infrastructure	7,607	12,193	23,339	44,046
Total net sales	$44,315	$30,690	$118,193	$97,335

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
China	$17,089	$11,566	$44,586	$33,860
United States	6,070	9,285	17,309	31,325
Taiwan	5,496	413	12,732	2,206
Korea	4,666	1,038	11,920	2,564
Singapore	4,076	3,138	11,271	10,068
Germany	2,008	2,456	8,020	8,124
Rest of world	4,910	2,794	12,355	9,188
Total net sales	$44,315	$30,690	$118,193	$97,335

Substantially all of our long-lived assets at each of December 28, 2014 and December 29, 2013 were located in the United States.

The following distributors accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Distributor A	19%	26%	22%	26%
Distributor B	*	21%	*	23%
Distributor C	*	13%	*	11%

—————

*	Net sales for this distributor or customer for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of the net sales for the three and nine months ended December 28, 2014 or December 29, 2013, respectively.

The following distributors and customer accounted for 10% or more of our net accounts receivable as of the dates indicated:

	December 28, 2014	March 30, 2014
Distributor A	*	16%
Distributor B	12%	17%
Distributor C	11%	12%
Distributor D	*	14%
Distributor F	13%	*

—————

*     Accounts receivable for this distributor for this period were less than 10% of total account balance.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of December 28, 2014 or March 30, 2014, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A. Risk Factors,” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in this Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Second Quarter of Fiscal 2015 Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended December 28, 2014 are not necessarily indicative of results to be expected for any future period.

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

Third Quarter of Fiscal 2015 Executive Summary

Quarterly revenues of $44.3 million for the third quarter of fiscal 2015 increased $1.1 million or 3% from the previous quarter’s revenue of $43.2 million and increased $13.6 million or 44% over $30.7 million reported in the third quarter of fiscal year 2014. The increase was primarily due to inclusion of revenue generated by the newly acquired Integrated Memory Logic Limited (“iML”) business which has been included in our condensed consolidated financial statements beginning June 2014 and strength in High-Performance Analog and Video Processor Product line sales.

Net loss of $6.6 million decreased $16.8 million from the second quarter of fiscal 2015. The decrease in net loss was primarily due to impairment of acquired intangible assets, impairment of fixed assets and related inventory write down in the prior quarter. Net loss increased $5.0 million from the third quarter of fiscal 2014. The increase in net loss was primarily due to amortization of acquired intangible assets from the iML acquisition in fiscal 2015 and restructuring charges incurred in the current quarter. Loss per share of $0.14 in current quarter decreased by $0.36 per share from the $0.50 loss per share in the second quarter of fiscal 2015 and increased by $0.11 per share from the $0.03 loss per share in the third quarter of fiscal 2014.  We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three and nine months ended December 28, 2014, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

Results of Operations

Our Statements of Operations data and percentage of revenue were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	December 28, 2014	December 29, 2013	Change

Net Sales	$44,315	$30,690	$13,625	44%
Cost of sales:
Cost of sales	20,113	12,393	7,720	62%
Cost of sales-related party	3,099	3,556	(457)	(13)%
Amortization of purchased intangible assets and inventory step-up costs	2,533	1,898	635	33%
Restructuring charges and exit costs	2,052	17	2,035	11971%
Warranty Reserve	(372)	—	(372)	100%
Total cost of sales	27,425	17,864	9,561	54%
Gross profit	16,890	12,826	4,064	32%
Operating expenses:
Research and development	10,035	6,929	3,106	45%
Selling, general and administrative	11,793	8,829	2,964	34%
Restructuring charges and exit costs	1,418	74	1,344	1816%
Merger and acquisition costs	179	257	(78)	(30)%
Net change in fair value of contingent consideration	—	58	(58)	(100)%
Total operating expenses	23,425	16,147	7,278	45%
(Loss) from operations	(6,535)	(3,321)	(3,214)	97%
Interest income and other, net	53	321	(268)	(83)%
Interest expense	(46)	(39)	(7)	18%
(Loss) before income taxes	(6,528)	(3,039)	(3,489)	115%
Provision for income taxes	71	(1,405)	1,476	(105)%
Net loss	$(6,599)	$(1,634)	$4,965	(304)%

	Nine Months Ended
	December 28, 2014	December 29, 2013	Change

Net Sales	$118,193	$97,335	$20,858	21%
Cost of sales:
Cost of sales	52,127	36,576	15,551	43%
Cost of sales-related party	10,408	11,619	(1,211)	(10)%
Amortization of purchased intangible assets and inventory step-up costs	9,215	5,346	3,869	72%
Impairment of Intangibles	8,367	—	8,367	100%
Restructuring charges and exit costs	6,384	122	6,262	5133%
Warranty reserve	(286)	1,440	(1,726)	(120)%
Total cost of sales	86,215	55,103	31,112	56%
Gross profit	31,978	42,232	(10,254)	(24)%
Operating expenses:
Research and development	28,647	20,245	8,402	42%
Selling, general and administrative	33,467	25,559	7,908	31%
Merger and acquisition costs	6,955	866	6,089	703%
Restructuring charges and exit costs	4,052	1,389	2,663	192%
Impairment of Intangibles	3,917	—	3,917	100%
Net change in fair value of contingent consideration	(4,343)	(2,437)	(1,906)	78%
Total operating expenses	72,695	45,622	27,073	59%
Loss from operations	(40,717)	(3,390)	(37,327)	1101%
Interest income and other, net	520	980	(460)	47%
Interest expense	(1,026)	(117)	(909)	777%
Loss before income taxes	(41,223)	(2,527)	(38,696)	1531%
Provision for (benefit from) income taxes	870	(8,181)	9,051	(111)%
Net income (loss)	(42,093)	5,654	(47,747)	(844)%
Less: Net loss attributable to non-controlling interests	(37)	—	(37)	100%
Net income (loss) attributable to Exar Corporation	$(42,056)	$5,654	$(47,710)	(844)%

Revenue

Our net sales by end market in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 28, 2014		December 29, 2013		Change	December 28, 2014		December 29, 2013		Change
Net Sales:
Industrial & Embedded Systems	$20,506	46%	18,429	60%	11%	$59,029	50%	$52,870	55%	12%
High-End Consumer	16,202	37%	68	—%	23726%	35,825	30%	419	—%	8450%
Infrastructure	7,607	17%	12,193	40%	(38)%	23,339	20%	44,046	45%	(47)%
Total	$44,315	100%	$30,690	100%		$118,193	100%	$97,335	100%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 28, 2014		December 29, 2013		Change	December 28, 2014		December 29, 2013		Change
Net Sales:
Asia	$33,004	74%	$17,899	58%	84%	$85,772	73%	$54,884	56%	56%
Americas	7,082	16%	9,428	31%	(25)%	19,437	16%	31,896	33%	(39)%
Europe	4,229	10%	3,363	11%	26%	12,984	11%	10,555	11%	23%
Total	$44,315	100%	$30,690	100%		$118,193	100%	$97,335	100%

Three Months Ended December 28, 2014 Compared with Three Months Ended December 29, 2013

Total revenue increased by $13.6 million or 44%. The increases in Industrial & Embedded Systems, High-End Consumer and Asia markets were primarily due to business obtained through recent acquisitions and strength in High-Performance Analog and Video Processor product line sales. The increase in Europe market was mainly due to revenue generated from the new processor product line in fiscal 2015 which was partially offset by decreased sales volume and average selling price erosion of our high performance analog products. The decreases in Infrastructure and Americas markets were primarily due to significantly lower sales volume of our data compression products which resulted in lower sales of $3.7 million.

Nine Months Ended December 28, 2014 Compared with Nine Months Ended December 29, 2013

Total revenue increased by $20.9 million or 21%. The increases in Industrial & Embedded Systems, High-End Consumer and Asia markets were primarily due to business obtained through recent acquisitions and strength in High-Performance Analog and Video Processor product line sales. The increase in Europe market was mainly due to revenue generated from the new processor product line in fiscal 2015 which was partially offset by decreased sales volume and average selling price erosion of our high performance analog products. The decreases in Infrastructure and Americas markets were primarily due to significantly lower sales volume of our data compression products which resulted in lower sales of $16.4 million.

Gross Profit

Gross profit as a percentage of net sales for the three months ended December 28, 2014 decreased by approximately 4% as compared to the same period a year ago. The decrease was primarily due to inclusion of $2.1 million amortization expense related to the purchased intangible assets from our recent acquisitions and $2.1 million restructuring charges incurred from our recent restructuring activities. The decrease was offset by overall cost saving as a result of our reduction in workforce which was aimed at right-sizing our direct labor and overhead areas.

Gross profit as a percentage of net sales for the nine months ended December 28, 2014 decreased by approximately 16% as compared to the same period a year ago. The decrease was primarily due to inclusion of $5.0 million amortization expense related to the purchased intangible assets from our recent acquisitions, $6.4 million increase in restructuring charges and $8.4 million impairment of purchased intangible assets in the second quarter of fiscal 2015.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three and nine months ended December 28, 2014 increased by $3.1 million and $8.4 million, respectively, as compared to the same periods a year ago. The increase was primarily due to inclusion of operations from recent acquisitions since the fourth quarter of fiscal 2014.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Reimbursements under this arrangement are offset against R&D expenses. For the three and nine months ended December 28, 2014, we offset $0 and $0.3 million of R&D expenses in connection with this agreement, respectively. For the three and nine months ended December 29, 2013, we offset $0.5 million and $1.5 million of R&D expense in connection with this agreement, respectively.

We believe that R&D expenses will increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended December 28, 2014 increased by $3.0 million compared with the same period a year ago. The increase was mainly due to increased headcount, $0.6 million amortization expense of acquired intangible assets from recent acquisitions since the fourth quarter of fiscal 2014 and $1.5 million increase in stock compensation expense.

SG&A expenses for the nine months ended December 28, 2014 increased by $7.9 million compared with the same period a year ago. The increase was mainly due to increased headcount, $1.5 million amortization expense of acquired intangible assets from recent acquisitions since the fourth quarter of fiscal 2014 and $2.5 million increase in stock based compensation expense. This increase was partially offset by a $1.9 million reduction in the estimated fair value of contingent consideration liabilities related to the acquisitions of Cadeka Microcircuits LLC and Altior Inc. See “Note 5 – Fair Value.”

We believe that SG&A expenses will increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Merger and Acquisition Costs

Merger and acquisition costs for the three months ended December 28, 2014 remained consistent as compared to the three months ended December 29, 2013. Merger and acquisition costs for the nine months ended December 28, 2014 increased by $6.1 million as compared with the same period a year ago. The increase was primarily due to transaction costs incurred for the acquisition of iML which was finalized in September 2014.

Restructuring Charges and Exit Costs

During the three and nine months ended December 28, 2014, we recorded $3.5 million and $10.4 million restructuring charges and exit costs, respectively. The charges were mainly due to the strategic restructuring resulting in a reduction of our workforce, the impairment of certain intangible and fixed assets, and write-off of related inventory. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies. See “Note 6 – Goodwill and Intangible Assets” and “Note 11 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income, foreign exchange gains or losses, realized gains or losses on marketable securities.

Interest income and other, net during the three and nine months ended December 28, 2014 decreased by $0.3 million and $0.5 million, respectively, as compared to the same periods a year ago. The decrease is primarily due to sales of our short-term investments in the first quarter of fiscal 2015.

Interest Expense

Interest expense during the three months ended December 28, 2014 remained consistent as compared to the same period a year ago. Interest expense for the nine months ended December 28, 2014 increased by $0.9 million as compared to the same period a year ago. The increase was primarily due to interest expenses incurred as a result of $65.0 million of short term debt borrowed from Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”) for the acquisition of iML. We expect the interest expense to be immaterial for future periods.

Provision for Income Taxes

During the three and nine months ended December 28, 2014, we recorded an income tax expense of approximately $0.1 million and $0.9 million, respectively. The income tax expense was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio. During the three and nine months ended December 29, 2013, we recorded an income tax benefit of approximately $1.4 million and $8.2 million, respectively. The income tax benefit was primarily due to the release of valuation allowance from Exar’s acquisition of Cadeka Microcircuits, LLC.

Liquidity and Capital Resources

	Nine Months Ended
	December 28, 2014	December 29, 2013
	(dollars in thousands)
Cash and cash equivalents	$52,622	$21,070
Short-term marketable securities	—	154,702
Total cash, cash equivalents and short-term investments	$52,622	$175,772
Percentage of total assets	19%	57%

Net cash used in operating activities	$(16,011)	$(857)
Net cash provided by investing activities	59,124	11,178
Net cash used in financing activities	(5,105)	(3,969)
Net increase in cash and cash equivalents	$38,008	$6,352

Fiscal Year 2015

Our net loss was approximately $42.1 million for the nine months ended December 28, 2014. After adjustments for non-cash items and changes in working capital, we used $16.0 million of cash in operating activities.

Significant non-cash charges and credits included:

●	depreciation and amortization expenses of $13.3 million;

●	intangibles impairment of $12.3 million;

●	restructuring charges and exit costs of $6.7 million resulting from reduction of our workforce, impairment of certain intangible and fixed assets,

●	stock-based compensation expense of $10.9 million;

●	reduction in estimated fair value of contingent consideration liabilities of $4.3 million related to the acquisitions of Cadeka Microcircuits LLC and Altior Inc; and

●	release of $0.8 million of the deferred tax valuation allowance due to liquidation of our short term investments.

Working capital changes included:

●	a $1.1 million increase in accounts receivable primarily due to timing of shipments made and timing of collections from customers;

●	a $3.5 million increase in inventory to avoid shortage of supplies in the future primarily related to the Display Products and Processor Product lines;

●	a $1.1 million net increase in other current and noncurrent assets primarily due to estimated tax payments made;

●	a $2.9 million net decrease in accounts payable and $0.2 million decrease in accrued compensation and related benefits primarily due to timing of payments made;

●

a $5.4 million net decrease in other current and noncurrent liabilities mainly due to payments made for liabilities acquired through acquisitions and offset by additional accrued liability for a three-year license of design tool acquired; and

●	a $0.6 million increase in deferred income due to timing of products selling through the distribution channels.

In the nine months ended December 28, 2014, net cash provided by investing activities was $59.1 million. Proceeds of $162.4 million from sales and maturities of investments was offset by $9.3 million purchase of investments, net $91.5 million used for the acquisition of iML and $2.5 million used for purchases of property, plant and equipment.

In the nine months ended December 28, 2014, net cash used by financing activities reflects $91.0 million of proceeds received from Stifel and CTBC short-term financing agreements, receipt of $3.9 million net proceeds associated with our employee stock plans offset by $91.0 million repayment of Stifel short-term financing agreements, $8.0 million repurchase of our common stock and $1.0 million repayment of lease financing obligations.

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

In the nine months ended December 29, 2013, net cash used in financing activities reflects $4.0 million repurchase of our common stock and $2.9 million repayment of lease financing obligations offset by $2.9 million of net proceeds received from our employee stock plans.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at December 28, 2014 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$34,391	$31,345	$700	$718	$1,628
Lease obligations (2)	1,241	840	400	—	—
Total	$35,632	$32,185	$1,100	$718	$1,628

—————

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.

(2)	Operating lease payments including real property leases for our worldwide offices.

Other commitments

As of December 28, 2014, our unrecognized tax benefits were $17.2 million, of which $4.3 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expires. See “Note 17 – Income Taxes.”

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of December 28, 2014.

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the general economy and the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of components from suppliers due to limited visibility into customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization and amortization of unabsorbed manufacturing costs;

•	the impact of our revenue recognition policies on reported results;

•	warranty costs related to our product sales;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners;

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on products with few customers and/or distributors;

•	volatility of demand for systems sold by our large customers, which in turn, introduces demand volatility for our products;

•	demand disruption if customers change or modify their complex subcontract manufacturing supply chain;

•	disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers or their sub-contract manufacturers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales, design and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new or mature markets;

•	the announcement or introduction of products by existing competitors or new competitors;

•	loss of market share by us or by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering pattern by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials, services or processing capabilities, including foundry, assembly and test capacity, needed from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other such reasons;

•	delays in successful transfer of products or manufacturing processes to or between our subcontractors;

•	fluctuations in the product quality or manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or inventory becomes obsolete;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on the exercise of equity grants;

•	an inability to generate profits to utilize NOLs prior to their statutory expiration;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights;

•	change in fair value of contingent consideration; and/or

•	changes in or continuation of certain tax provisions.

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

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times, competition for such employees has been particularly notable in California and the People’s Republic of China (the “PRC”). Further, the PRC historically has different managing principles from Western style management and financial reporting concepts and practices, as well as different banking, computer and other control systems, making the successful identification and employment of qualified personnel particularly important, and hiring and retaining a sufficient number of such qualified employees may be difficult. As a result of these factors, we may experience difficulty in establishing and maintaining management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards and regulations, which could materially and adversely impact our business, financial condition and results of operations.

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

As of December 28, 2014, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock and Soros Fund Management LLC, as principal investment manager for Quantum Partners LP (“Soros”), beneficially owns approximately 10% of our common stock. As such, Alonim and Soros are our largest stockholders. These substantial ownership positions provide the opportunity for Alonim and Soros to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

We estimate the fair value of stock options on the date of grant or modification using the Black-Scholes option-pricing model. We estimate the fair value of performance based stock awards base on stock price on the measurement date. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgments, which include the expected term of the stock-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

EXAR CORPORATION (Registrant)

February 6 , 2015	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President, General and Administration Services and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Merger Agreement	8-K	0-14225	2.1	4/30/2014
2.2	Form of Tender Agreement	8-K	0-14225	2.2	4/30/2014
10.1	Bridge Credit Agreement, dated May 27, 2014	8-K	0-14225	10.1	5/30/2014
10.2	Form of Parent Agreement	8-K	0-14225	10.1	4/30/2014
10.3	Form of Tender Agreement	8-K	0-14225	10.2	4/30/2014
10.4	2014 Equity Incentive Plan	8-K	0-14225	10.1	9/22/2014
10.5	Form of Restricted Stock Unit Agreement	10-Q	001-36012	10.5	11/7/2014
10.6	Form of Performance Stock Unit Agreement	10-Q	001-36012	10.6	11/7/2014
10.7	Form of NQSO Agreement	10-Q	001-36012	10.7	11/7/2014
10.8	Form of ISO Agreement	10-Q	001-36012	10.8	11/7/2014
10.9	Separation and Release Agreement between Exar Corporation and Parviz Ghaffaripour	8-K	0-14425	10.1	11/23/2014
10.10	Termination and Release Agreement between Exar Corporation and Robert Todd Smathers					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X