Form 10-K
period 2015-03-29
EXAR CORP
filed 2015-06-05
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of September 26, 2014 was approximately $198.8 million based upon the last price reported in the NYSE-Composite transactions as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the Registrant’s Common Stock was 48,047,601 as of June 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2014 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2014 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 29, 2015

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

ITEM 1.     BUSINESS

Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for the Industrial and Embedded Systems, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, enterprise storage systems, flat panel displays, LED lighting solutions, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Power Management, High Performance Analog, Processors, Flat Panel Display and LED lighting.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are also sold through channel partners, including distributors and manufacturers’ representatives. These channel partners are assisted and managed by our regional sales teams. In addition to our regional sales teams, we also employ a worldwide team of field application engineers (“FAE”) to work directly with our customers.

Exar was incorporated in California in 1971 and was reincorporated in Delaware in 1991. Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “EXAR”. See the information in Part II, Item 8—“Financial Statements and Supplementary Data” for information on our financial position as of March 29, 2015 and March 30, 2014 and results of operations and cash flows for fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013.

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

Markets

We sell our products into three primary markets: Industrial and Embedded Systems, High-End Consumer and Infrastructure.

Industrial and Embedded Systems— The Industrial and Embedded Systems Market is a broad market made up of tens of thousands of customers serving fields such as manufacturing, medical, energy, and automotive. Our devices perform numerous industrial control and embedded applications such as facilitating and optimizing the interface across and between systems and networks, power management, signal conditioning, and data conversion.

High-End Consumer— The High-End Consumer Market is a large market made up of various consumer products such as flat panel displays (e.g. televisions, monitors, personal computers, laptops, tablets, cellular phones, phablets), LED light bulbs, and set-top boxes. With our solutions, flat panel display customers have the flexibility of selecting a wide variety of display analog products to meet the system requirements of power efficiency, bill of materials (“BOM”) cost, and form factors such as narrow bezel design. This portion of the market is more concentrated, with a limited number of large customers and the supply chain that supports them. Our patent protected, proprietary AC Step driver solutions support a wide range of LED lighting products.

Infrastructure— The Infrastructure Market is also a broad market made up of industries such as telecommunications and networking and data storage. We provide solutions for data and telecommunication systems, servers and routers, enterprise storage systems, and other applications.

Products

Our products are organized into six primary product lines, which allow product definition based on market opportunities and trends. We define our product lines as Connectivity, Power Management, High Performance Analog, Processors, Flat Panel Display and LED lighting.

Connectivity

The demand for connectivity is projected to grow significantly during the next decade as the Internet evolves to support machine-to-machine connectivity within the Internet of Things ecosystem. The need to connect billions of devices at home, in the office and in factories through the Internet is driving the requirement for smart connectivity solutions. Our connectivity product strategy is to continue to enhance our portfolio with higher speed, lower power and enhanced functionality devices that meet the growing demands of our customers. Growth drivers in our connectivity product business include increased integration and value through the introduction of differentiated bridging products for popular and growing bus interfaces such as Universal Serial Bus (“USB”), Ethernet, Peripheral Interconnect Express (“PCIe”), as well as innovative new UARTs and serial transceiver devices.

Our focus on connectivity is a key initiative that drives product strategy and serves as a foundation for our customer engagements. We have added system architecture expertise and extended our product portfolio to offer new silicon products. Our connectivity solutions serve data and telecommunications, networking and storage, industrial control and embedded applications. Our devices facilitate and optimize the interface between systems and across networks with Serial Transceivers, Multi-Protocol Interface products, Universal Asynchronous Receiver/Transmitters (“UARTs”) and interface Bridges.

Typical applications include point-of-sale, process control, and factory automation, as well as servers, embedded systems, routers, network management equipment, remote access servers, wireless base-stations and repeaters.

Our UARTs product portfolio ranges from cost-effective industry-standard devices to high performance multi-channel UARTs with a broad range of first in, first out depths and industry leading performance and features. We support popular central processing unit (“CPU”) bus interfaces such as 8-bit Industry Standard Architecture, 8-bit VLIO, 2-wire Inter-Integrate Circuit, 4-wire Serial Peripheral Interface, Peripheral Component Interconnect, PCIe and USB. We have also added USB to Ethernet bridging solutions which also include UARTs for serial connectivity.

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

Power Management

The market for power management components is a large and diverse semiconductor segment covering a wide range of requirements. We have developed solutions for DC/DC voltage conversion and supervision. Our products are designed to support the needs of various infrastructure and industrial and embedded system applications.

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

We provide analog control of DC voltages and deliver regulated power to electronic systems such as data and telecommunication systems, servers and routers, enterprise storage systems, industrial control and process automation equipment, set top boxes, digital video recorders and portable electronic devices. Our Universal PMIC solutions based off our leading programmable power technology provide system designers the ability to reconfigure the power management sub-system through a software interface. This proprietary approach enables customers to reduce product development cycles from many months to several weeks and provides a flexible and configurable solution for control of critical attributes of the power management system.

Our patented programmable power technology combines digital control and monitoring with our high performance analog circuitry, enabling the system architect to design products that significantly reduce wasted energy and are quickly reconfigurable.

Our Power Module devices provide customers the ability to design small power supplies with high efficiency. These solutions leverage our programmable power technology or our patented constant-on-time analog control architecture.

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

High Performance Analog

The demand for signal amplification, conditioning and conversion is a required part of any system given that the real world is analog, connecting sight, touch and sound. With our acquisition of Cadeka Microcircuits LLC (“Cadeka”), we have over 250 products that range from amplifiers to data converters with emphasis on either high precision or high speed. Our portfolio of products includes instrumentation, low noise, high speed and hybrid amplifiers, as well as high speed analog-to-digital converters (“ADCs”) and digital-to-analog converters. As a performance leader, we offer some of the industry’s lowest noise and distortion amplifiers and lowest power consumption high speed ADCs. Our amplifier and data converter products are designed to meet the needs of various industrial, medical, and video applications.

Processors

We provide highly integrated semiconductors, board level products, and system solutions that enable OEMs to develop high performance computing, storage and networking equipment with low power consumption.

With the rapid growth of data volume and Input/Output (“I/O”) performance of CPUs far outpacing storage I/O performance improvements, overall computing performance is increasingly limited by storage I/O throughput. Data compression is a cost-effective way to improve I/O throughput compared to other solutions such as Solid State Disks or distributed parallel systems. Our chips and boards can achieve compression throughput up to 40Gbps. We enable storage and data analytics vendors to improve storage efficiency with lower cost and lower power as compared to general purpose CPUs or other hardware offload solutions. Our solution off-loads specific tasks from the general purpose CPU by providing compression, encryption and hashing technology in a single pass with low latency to reduce and de-duplicate data at high throughput. Deployment of our devices can be found in storage and data analytics appliances such as data warehouses, Hadoop clusters, data backup, remote replication and cloud storage.

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

Our devices and board level products are supported by our software development kit (“SDK”) and also by an open-source Exalerator solution software kit. These software kits are designed to enable a fast development and integration cycle. Our devices together with SDK and Exalerator software kits have been widely deployed at several leading computing, storage and networking OEM customers.

Our video processor solutions offering is focused on the fast-growing surveillance industry. We offer chip- and board-level solutions for a wide variety of surveillance products including IP Cameras, DVRs, Hybrid NVRs and video streamers. We are also leaders in new methods of video transmission including High Definition Composite Video Interface (“HD CVI”), which is a method to transmit high-definition video over long distance coax cables.

The surveillance industry is demanding ever increasing pixel counts growing from standard definition video, to high definition, to 4K (“Ultra HD”) (from 345 thousand to 8 million pixels). Our video processors can be configured to handle multiple standard definition video streams or a single 4K video stream, depending on the application.

Our software stack is optimized for the unique needs of the surveillance industry and has been production proven by the industry's largest manufacturers for over seven years.

Flat Panel Display

Our display analog products are designed to meet the emerging application requirements of UHD (4K2K resolution) LCD and OLED TV panels, as well as Tablets and Phablets. We continue to maintain a leadership position in TV programmable-Gamma (P-Gamma) IC for display color control, and have further extended our leadership of P-Gamma IC into monitor applications. Our advanced multi-channel programmable Power Management ICs (PMICs) offer excellent product features, power efficiency, reduced BOM cost, and small form factors for narrow bezel Tablets and Phablets.

LED Lighting

Our patented low voltage AC Step drivers are finding increased acceptance in lighting applications that are expected to grow rapidly in the next decade. Our proprietary solution also addresses a key customer requirement by providing significantly lower BOM cost while increasing power efficiency as the AC Step drivers do not require AC-DC conversion circuitry typically used to drive LED lighting.

Strategy

Our goal is to be a leading provider of high performance analog mixed-signal integrated circuits and advanced sub-system solutions for Industrial and Embedded Systems, High-End Consumer, and Infrastructure markets. To achieve our long-term business objectives, we employ the following strategies:

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

Expand Product Portfolio—We have developed a strong presence in the data and telecommunications, networking and storage, industrial control and automation markets where we have industry leading customers and proven technological capabilities. Our design expertise has enabled us to offer a diverse portfolio of both industry standard and proprietary products serving a range of connectivity, power management, signal path needs and high definition display electronics. Our extensive product portfolio provides the framework for customers to work with many of our products on a single board design. Our ability to serve the various needs of a customer’s system enables us to meet procurement and support demands by providing a single point of contact for applications support and supply chain management while reducing its number of vendors.

Grow Market Share with System Solutions—We create systems solutions by coupling system expertise, software and advanced silicon integration to provide an optimized solution that is designed to be technically compelling and cost effective, resulting in distinctive device and system products like XRP9711 power modules.

Strengthen and Expand Strategic OEM Relationships— To promote the early adoption of our solutions, we actively seek collaborative relationships with strategic OEMs during product development. We believe that OEMs recognize the value of our early involvement because designing their system products in parallel with our development can accelerate time-to-market for their end products. Collaborative relationships also help us to obtain early design wins and to increase the likelihood of market acceptance of our new products, while giving us the advantage of being the incumbent device provider on future generations of our customers’ platforms.

Use Standard Complementary Metal Oxide Semiconductor (“CMOS”) and Bipolar CMOS-DMOS (“BCD”) Process Technologies to Provide Compelling Price/Performance Solutions —We design our products to be manufactured using standard CMOS, Bipolar and BCD processes. We believe that these processes are proven, stable and predictable and benefit from the extensive semiconductor-manufacturing infrastructure devoted to CMOS, Bipolar and BCD processes. In certain specialized cases, we may use other process technologies to take advantage of their performance characteristics.

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

Sales and Customers

We sell our products globally through both direct and indirect channels. In the United States we have our own direct sales force and are also represented by 21 independent sales representatives, three independent non-exclusive distributors, and three catalog distributors. We currently have domestic presences in Florida, North Carolina, Massachusetts, Minnesota, Maine, Oregon, New Jersey, Colorado, Delaware, Texas and California.

Internationally, we are represented in Canada, Europe and Asia by our wholly-owned foreign subsidiaries and international support offices in Canada, China, France, Germany, Italy, Hong Kong, South Korea, Taiwan and the United Kingdom. In addition to these offices, approximately 49 independent sales representatives and other independent, non-exclusive distributors represent us internationally. The percentage of our net sales represented by certain geographies is as follows:

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
China	38%	35%	34%
United States	14%	29%	26%
Taiwan	11%	3%	4%
Korea	10%	3%	3%
Singapore	9%	11%	11%
Germany	7%	9%	10%
Rest of world	11%	10%	12%
Total net sales	100%	100%	100%

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

We sell our products to OEMs or their designated subcontract manufacturers and distributors (affiliated and unaffiliated) who buy our products and resell to their customers throughout the world. The following distributors accounted for 10% or more of our net sales in the fiscal years indicated below:

	Fiscal Years Ended
	March 29, 2015		March 30, 2014	March 31, 2013
Distributor A	22%		27%	30%
Distributor B	*	%	21%	11%
Distributor C	*	%	12%	10%

—————

*     Net sales for this distributor for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of our net sales in fiscal years 2015, 2014 or 2013.

The following distributors and customer accounted for 10% or more of our net accounts receivable as of the dates indicated below:

	March 29, 2015	March 30, 2014
Distributor E	12%	*
Distributor B	11%	17%
Distributor D	10%	14%
Customer D	10%	*
Distributor A	*	16%
Distributor C	*	12%

—————

*     Net accounts receivable for this distributor for this period were less than 10% of our net accounts receivables.

No other distributor or customer accounted for 10% or more of our net accounts receivable as of March 29, 2015 or March 30, 2014.

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

Most of our semiconductor wafers are shipped directly from our foundry partners to our subcontractors in Asia for wafer test and assembly where the wafers are cut into individual dies and packaged. Independent contractors in China, Indonesia, Malaysia and Taiwan perform most of our assembly work. Final test and quality assurance are performed at our subcontractors’ facilities in Asia or at a subcontractor in California. Most of our board products are manufactured in the United States. All of our primary manufacturing partners are certified to ISO 9001:2008.

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

Our research and development efforts will continue to focus on developing high performance analog, digital and mixed-signal solutions addressing the requirements of communications and storage systems OEMs and the high-current, high-voltage, ultra-low voltage, high precision or high speed requirements of interface, power management and signal path OEMs as well as requirements for highly integrated cost effective solutions for high performance consumer OEMs.

We make investments in advanced design tools, design automation and high performance intellectual property libraries while taking advantage of readily available specialty intellectual property through licensing or purchases. We also augment our skill sets and intellectual property through university collaboration, incorporating talent through acquisition and by accessing needed skills with off-campus design centers. We continue to pursue the development of design methodologies that are optimized for reducing design cycle time and increasing the likelihood of first-time success. In addition to the United States, we have a substantive research and development presence in Taiwan. We invested an aggregate of $37.2 million, $27.0 million and $22.4 million in research and development in fiscal years 2015, 2014 and 2013, respectively. For further explanation of our research and development expenses, please see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Competitors in our Industrial and Embedded Systems and Infrastructure markets include companies such as Analog Devices, Inc., Integrated Device Technology, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, NXP B.V., Silicon Labs, Texas Instruments Incorporated, Micrel Incorporated, Ambarella, Inc., HiSilicon Technologies Co., Ltd., Cavium Networks and Intel. Competitors in High-End Consumer products include companies such as Texas Instruments Incorporated, Intersil Corporation, Chipone, Novatek Microelectronics Corporation and Global Mixed-mode Technology, Inc. See Part I, Item 1A—“Risk Factors—‘If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share’.”

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

Intellectual Property Rights

To protect our intellectual property, we rely on a combination of patents, mask work registrations, trademarks, copyrights, trade secrets, and employee and third-party nondisclosure agreements. As of March 29, 2015, we have 225 patents issued and 11 patent applications pending in the United States and approximately 40 patents issued and 25 patent applications pending in various foreign countries. Through our acquisition of iML, we acquired an additional 102 issued and pending patents. Our existing patents will expire between 2015 and 2031, or sooner if we choose not to pay renewal fees. We may also enter into license agreements or other agreements to gain access to externally developed products or technologies. While our intellectual property is critically important, we do not believe that our current or future success is materially dependent upon any one patent or technology.

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

Acquisitions

On June 3, 2014, we acquired approximately 92% of the outstanding shares of Integrated Memory Logic Limited (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market. On September 15, 2014, we completed the acquisition through a second-step merger to acquire all of the remaining outstanding shares of iML. The iML acquisition supports Exar's strategy of building a large scale diversified analog mixed-signal business. iML’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning June 4, 2014.

We completed a significant strategic restructuring process during fiscal year 2015. This restructuring was prompted by the recent acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China and Loveland, Colorado units. As a result of this restructuring and the resultant re-prioritization of resources, we anticipate a decline in forecasted revenue related to certain intangible assets that were acquired in prior business combinations. Consequently, we performed an intangible assets impairment review during the second quarter of fiscal year 2015. Upon completion of this review, we recorded $12.3 million of impairment charges to acquired intangibles for the three and six months ended September 28, 2014. Of these impairment charges, $7.5 million and $4.8 million are related to High-Performance Analog and Data Compression products, respectively.

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

Employees

As of March 29, 2015, we employed 327 full-time employees, with 158 in research and development, 31 in operations, 96 in marketing and sales and 42 in administration. Of the 327 employees, 130 are located in our international offices. See Part I, Item 1A—“Risk Factors—‘We depend in part on the continued service of our key engineering and management personnel and our ability to identify, hire, incentivize and retain qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted’. ” None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage due to labor issues.

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

Executive Officers of the Registrant

Our executive officers and their ages as of May 29, 2015, are as follows:

Name	Age	Position

Louis DiNardo	55	President, Chief Executive Officer and Director
Ryan A. Benton	44	Senior Vice President and Chief Financial Officer
Shuen Chang	62	President, Display and Lighting Products
Diane Hill	58	Vice President, Human Resources
Dan Wark	59	Vice President, Worldwide Operations
James Lougheed	37	Vice President, Component Products
Jessica Wu	31	Legal Counsel, Corporate Secretary

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

Ryan A. Benton was appointed Senior Vice President and Chief Financial Officer in December of 2012. Prior to joining the Company, Mr. Benton was Chief Financial Officer of SynapSense located in Folsom, California, a private venture backed company serving the Data Center Infrastructure Management market. Prior to SynapSense, from February 2007 until May 2012, Mr. Benton was Chief Financial Officer of SoloPower Inc., a manufacturer of thin-film solar cells and flexible solar modules, located in San Jose, California. From November 2004 until February 2007, Mr. Benton served as a financial consultant for the United States subsidiary of ASM International NV in Phoenix, Arizona, a semiconductor capital equipment company, where he supported acquisitions and integration process. He also served as Chief Financial Officer for PB Unlimited, an advertising specialty manufacturer located in the Dallas-Fort Worth area, from April 2002 through November 2004. Mr. Benton served as corporate controller for eFunds, which was a public company located in Scottsdale, Arizona that provides information technology solutions for the financial service industry, where he was employed from September 2000 until March 2002. Mr. Benton received his B.A. from the University of Texas.

Shuen Chang was appointed president, display and lighting products in August of 2014 following the acquisition of Integrated Memory Logic Limited (“iML”), where he had served as president and CEO since 2011. Mr. Chang also served as a board member and held executive management and CTO positions at iML. Mr. Chang brings over 30 years of analog mixed-signal experience in the semiconductor market with expertise in the semiconductor memory, ASIC, optical disk drive, LED lighting, and high voltage analog and PMIC for TFT LCD display applications. Prior to iML, he was director of engineering at Samsung Semiconductor Inc. in San Jose. Mr. Chang joined Texas Instruments as a research and development engineer in 1981. Mr. Chang holds a BS in electrical engineering from Tatung Institute of Technology, Taipei, Taiwan, and an M.S.E.E. from Arizona State University.

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

Dan Wark was appointed Vice President, Worldwide Operations in December 2014 after serving as Exar’s Division Vice President of Supply Chain Management since April 2012. Mr. Wark’s experience in manufacturing spans over 35 years. During the 12 years immediately prior to joining Exar, he held the position of Vice President of Operations for both Amalfi Semiconductor Inc. and Volterra Semiconductor Corporation. His career also includes various management positions at Pericom Semiconductor Corporation, Linear Technology Corporation, National Semiconductor Corporation and Avantek. Mr. Wark is currently Chairman of the GSA Supply Chain Committee and holds a bachelor’s degree in Business Administration from San Jose State University.

James Lougheed was appointed vice president for component products in December 2014. Mr. Lougheed joined Exar in April 2008 as vice president and managing director for Asia Pacific and held the position of vice president for power management and analog mixed signal products from January 2012 to December 2014. Mr. Lougheed brings over 20 years of experience in the technology industry from end systems, component distribution and semiconductor marketing. Prior to Exar, he was director of marketing and business development at Cirrus Logic. He also held positions as director of marketing at Apexone Microelectronics and senior technical sales director at Future Electronics. Mr. Lougheed has a degree in electronics engineering and a master’s in business administration from the University of Southern Queensland, Australia.

Jessica Wu was appointed legal counsel in August of 2014 following the acquisition of Integrated Memory Logic Limited (“iML”), where she had served as corporate counsel and secretary since 2011. She was appointed as corporate secretary of the Company in February 2015. Ms. Wu has experience with Taiwan companies and helping them maintain their public status and experience in the semiconductor industry. Prior to iML, she worked at Thoits, Love, Hershberger and McLean, Kirkland & Ellis LLP, and clerked for the Judge McAdams at the Sixth District Federal Court of Appeals. Ms. Wu holds a JD from Santa Clara School of Law and a BA from University of California, Berkeley.

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

Sales to Future, Arrow and WT Microelectronics, and certain iML distributors are made under agreements that provide protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by Future and Arrow declined dramatically. In addition, if they were to defer or cancel orders, our revenues would decline and this would materially and adversely impact our business, financial condition and results of operations.

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

We have undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below projections or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	the possibility of litigation arising from or in connection with these acquisitions;
•	our assumption of known or unknown liabilities or other unanticipated events or circumstances;

•	the possibility of planned acquisitions failing to materialize or not realizing anticipated benefits; and/or

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

• •

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

Exar has recorded material write-downs of the acquired technologies in fiscal year 2015 and 2014 associated with restructurings and annual impairment reviews. See Note 9 – “Goodwill and Intangible Assets”.

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

Furthermore, any reduction or discontinuance, either on a permanent or temporary basis, of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products, lost sales opportunities, and increased costs. Any delays or shortages would likely materially and adversely impact our business, financial condition and results of operations. In particular, the products produced from the wafers manufactured by our suppliers in China currently constitute a significant part of our total revenue, and so any delay, reduction or elimination of our ability to obtain wafers from any of these suppliers could materially and adversely impact our business, financial condition and results of operations.

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

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. Due to a number of factors such as customer changes in delivery schedules and quantities actually purchased, cancellation of orders, distributor returns or price reductions, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Other factors such as purchase order cancellations or delays, product returns and price reductions may also affect our backlog. We may not be able to meet our expected revenue levels or results of operations if there is a reduction in our order backlog for any particular period and we are unable to replace those anticipated sales during the same period. Our forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors, loss of previous design wins, adverse changes in our scheduled product order mix and demand for our customers’ products or models. As a consequence of these factors and other inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, either of which can materially and adversely impact our business, financial condition and results of operations. Due to the unpredictability of global economic conditions and increased difficulty in forecasting demand for our products, we could experience an increase in inventory levels.

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

Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. In making employment decisions, particularly in the semiconductor industry and the geographies where our employees are located, a key consideration of current and potential employees is the value of the equity awards they receive in connection with their employment. If we are unable to offer employment packages with a competitive equity award component, our ability to attract highly skilled employees would be harmed. In addition, volatility in our stock price could result in a stock option’s exercise price exceeding the market value of our common stock or a deterioration in the value of restricted stock units granted, thus lessening the effectiveness of stock-based awards for retaining and motivating employees. Similarly, decreases in the number of unvested in-the-money stock options held by existing employees, whether because our stock price has declined, options have vested, or because the size of follow-on option grants has decreased, may make it more difficult to retain and motivate employees. We have gained stockholder approval for our 2014 Equity Plan and this will help in our future retention plans. However, we may not always successfully attract and retain key employees, which could have an adverse effect on our business, financial condition and results of operations.

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

In addition, at times the stock market has experienced extreme price, volume and value fluctuations that affect the market prices of the stock of many high technology companies, including semiconductor companies that are unrelated or disproportionate to the operating performance of those companies. Any such fluctuations may harm the market price of our common stock.

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

Based upon most recent filings available as of March 29, 2015, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock. This substantial ownership positions provide the opportunity for Alonim to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

Alonim owns a significant percentage of our outstanding shares. Due to such ownership, Alonim has not in the past, but may in the future, exert strong influence over actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. Further, if one of these stockholders were to sell or even propose to sell a large number of their shares, the market price of our common stock could decline significantly.

Although we have no reason to believe it to be the case, the interests of these significant stockholders could conflict with our best interests or the interests of the other stockholders. For example, the significant ownership percentages of these three stockholders could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us, regardless of whether the change of control is supported by us and our other stockholders. Conversely, by virtue of their percentage ownership of our stock, Alonim could facilitate a takeover transaction that our board of directors and/or other stockholders did not approve.

Further, Future, our largest distributor, is an affiliate of Alonim, and Pierre Guilbault, executive vice president and chief financial officer of Future, is a member of our board of directors. These relationships could also result in actual or perceived attempts to influence management or take actions beneficial to Future, which may or may not be beneficial to us or in our best interests. Future could attempt to obtain terms and conditions more favorable than those we would typically provide to other distributors because of its relationship with us. Any such actual or perceived preferential treatment could materially and adversely affect our business, financial condition and results of operations.

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

In August 2012, the U.S. Securities and Exchange Commission (“SEC”) issued final rules for compliance with Section 1502 of the Dodd-Frank Act, and outlined what U.S. publicly-traded companies have to disclose regarding their use of conflict minerals in their products. According to the rule, companies that utilize any of the 3TG (tin, tantalum, tungsten and gold) and other listed minerals in their products need to conduct a reasonable country of origin inquiry to determine if the minerals are coming from the conflict zones in and around the Democratic Republic of Congo. We filed our first report on June 2, 2014. The implementation of these new regulations may limit the sourcing and availability of some metals used in the manufacture of our products and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes or sources of supply due to the foregoing requirements or pressures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and our marketing and sales, research and development, test and engineering operations are located in Fremont, California in two adjacent buildings that we own, which consist of approximately 151,000 square feet. Additionally, we own approximately 4.5 acres of partially developed property adjacent to our headquarters.

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

Information required by this item is set forth in Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 17—Legal Proceedings” of this Annual Report.

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

The following table set forth the range of high and low sales prices of our common stock for the periods indicated, as reported by NASDAQ (prior to July 29, 2013) and NYSE (from July 29, 2013 onwards).

	Common Stock Price
	High	Low
Fiscal year 2015
Fourth quarter ended March 29, 2015	$11.03	$8.79
Third quarter ended December 28, 2014	10.42	8.25
Second quarter ended September 28, 2014	11.55	8.72
First quarter ended June 29, 2014	12.31	9.70

Fiscal year 2014
Fourth quarter ended March 30, 2014	$12.55	$10.67
Third quarter ended December 29, 2013	13.74	11.38
Second quarter ended September 29, 2013	13.85	10.80
First quarter ended June 30, 2013	11.72	10.00

The closing sales price for our common stock on June 2, 2015, was $10.68 per share. As of June 2, 2015, the approximate number of record holders of our common stock was 276 (not including beneficial owners of stock held in street name).

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

Stock Price Performance (1)

The following table and graph shows a five-year comparison of cumulative total stockholder returns for Exar, The NASDAQ Composite Index (prior to July 29, 2013), The NASDAQ Electronic Components Index (SIC code 3670-3679) (prior to July 29, 2013), the NYSE Composite Index (from July 29, 2013 onwards following the listing of our common stock on the NYSE) and the NYSE Electronic Components Index (from July 29, 2014 onwards following the listing of our common stock on the NYSE). The table and graph assumed the investment of $100 in our common stock and these indices at market close on March 28, 2010 and that all dividends, if any, were reinvested. The performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Exar Corporation, the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

$250
$200
$150
$100
$50
$0
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
4/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
Exar Corporation
NASDAQ Composite
NASDAQ Electronic Components

*$100 invested on 3/28/10 in stock or 3/31/10 in index, including reinvestment of dividends.
Fiscal year ending March 31.

	Cumulative Total Return as of
	March 28, 2010	March 27, 2011	April 1, 2012	March 31, 2013	March 30, 2014	March 29, 2015
Exar Corporation Stock	$100.00	$83.06	$114.75	$143.44	$159.97	$140.71
NASDAQ/NYSE Composite Index	100.00	116.88	132.91	143.55	188.17	219.78
NASDAQ/NYSE Electronic Components Index	100.00	115.32	118.45	110.39	147.99	182.03

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

Purchases of Equity Securities by the Issuer

Stock repurchase activities during fiscal year 2015 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
As of March 30, 2014	10,319	$9.42	10,319	$52,811
March 31 to June 29, 2014	273	10.98	273
June 30 to September 28, 2014	393	9.83	393
September 29 to December 28, 2014	125	9.08	125
As of March 29, 2015	11,110	$9.47	11,110	$44,812

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

The following selected consolidated financial data for the five-year period ended March 29, 2015 should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K. Our consolidated statements of operations data for each of the years in the three-year period ended March 29, 2015, and the balance sheet data as of March 29, 2015 and March 30, 2014 are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K. The statement of operations data for the years ended April 1, 2012 and March 27, 2011 and balance sheet data as of March 31, 2013, April 1, 2012 and March 27, 2011 have been derived from our audited consolidated financial statements in such prior year’s respective Form 10-K (in the tables below all amounts are in thousands, except per share data).

	As of and For the Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013	April 1, 2012	March 27, 2011
Consolidated statements of operations data:
Net sales	$162,050	$125,322	$122,026	$130,566	$146,005
Gross profit	49,926	50,654	55,687	55,924	63,997
Loss from operations	(43,063)	(3,701)	(583)	(30,593)	(40,018)
Net income (loss)	(45,007)	5,801	2,882	(28,056)	(35,668)
Net income (loss) attributable to Exar Corporation	(44,970)	5,801	2,882	(28,056)	(35,668)

Net income (loss) per share to common stockholders:
Basic	$(0.95)	$0.12	$0.06	$(0.63)	$(0.81)
Diluted	$(0.95)	$0.12	$0.06	$(0.63)	$(0.81)

Shares used in computation of net income (loss) per share:
Basic	47,253	47,291	45,809	44,796	44,218
Diluted	47,253	48,823	46,476	44,796	44,218

Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$55,233	$167,034	$205,305	$196,382	$200,999
Working capital	67,406	175,751	203,732	190,878	202,256
Total assets	283,100	302,217	293,168	271,652	298,215
Long-term obligations	9,462	6,696	12,546	9,986	16,399
Accumulated deficit	(298,637)	(253,667)	(259,468)	(262,350)	(234,294)
Stockholders’ equity	222,832	253,375	240,454	223,292	244,579

On June 3, 2014, January 14, 2014, July 5, 2013 and March 22, 2013 we acquired the businesses of iML, Stretch, Cadeka, and Altior, respectively. Accordingly, the results of operations of iML, Stretch, Cadeka and Altior have been included in our consolidated financial statements since June 4, 2014, January 14, 2014, July 5, 2013 and March 23, 2013, respectively. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 3—Business Combinations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” above and elsewhere in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest, “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fourth Quarter of Fiscal Year 2015 Executive Summary” and elsewhere regarding: (1) our future strategies and target market; (2) our future revenues, gross profits and margins; (3) our future research and development (“R&D”) efforts and related expenses; (4) our future selling, general and administrative expenses (“SG&A”); (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months; (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities; (7) the possibility of future acquisitions and investments; (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation; (9) our ability to estimate and reconcile distributors’ reported inventories to their activities; (10) our ability to estimate future cash flows associated with long-lived assets; and (11) the volatile global economic and financial market conditions. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, among others, those identified above under Part I, Item 1A—“Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We disclaim any obligation to revise or update information in any forward-looking statement, except as required by law.

Company Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for the Industrial and Embedded Systems, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, enterprise storage systems, flat panel displays, LED lighting solutions, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Power Management, High Performance Analog, Processors, Flat Panel Display and LED lighting.

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

Fourth Quarter of Fiscal Year 2015 Executive Summary

Our fourth quarter net sales decreased slightly by 1.0% as compared to the third fiscal quarter of 2015. The decrease was primarily due to an expected decrease in our processor sales, which had strong third quarter sales and the display product line performance was also down slightly due to market seasonality. These decreases were offset in part by growth in LED lighting products and higher power product sales. Net loss of $2.9 million decreased $3.7 million from net loss of $6.6 million in the third quarter of fiscal year 2015. The decrease was primarily attributed to decrease in restructuring charges and overall cost saving across functions. Loss per share of $0.06 in the fourth quarter of fiscal year 2015 decreased $0.08 per share from the loss per share of $0.14 in the third quarter of fiscal year 2015. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products while investing in the expansion of our sales force.

Acquisitions

On June 3, 2014, we acquired approximately 92% of the outstanding shares of Integrated Memory Logic Limited (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market. On September 15, 2014, we completed the acquisition through a second-step merger to acquire all of the remaining outstanding shares of iML. The iML acquisition supports Exar's strategy of building a large scale diversified analog mixed-signal business. iML’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning June 4, 2014.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2015, 2014 and 2013 each consisted of 52 weeks. Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 are also referred to as “2015,” “2014,” and “2013,” respectively, unless otherwise indicated.

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

Distributors

Agreements with our primary distributors permit the return of 3% to 6% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 1% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell or purchase for a period not to exceed one year.

We recognize revenue from each of our distributors using either the sell-in basis or sell-through basis, each as described below. Once adopted, the basis for revenue recognition for a distributor is maintained unless there is a change in circumstances or contractual terms indicating the basis for revenue recognition for that distributor or any particular transaction is no longer appropriate.

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

The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	As of March 29, 2015	As of March 30, 2014
Deferred revenue at published list price	$15,029	$15,871
Deferred cost of revenue	(4,685)	(4,757)
Deferred income	$10,344	$11,114

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

Mask Costs

We incur costs for the fabrication of masks to manufacture our products. If we determine the product technological feasibility has been achieved when costs are incurred, the costs will be treated as pre-production costs and capitalized as machinery and equipment under property, plant and equipment. The amount will be amortized to cost of sales over the estimated production period of the product. If product technological feasibility has not been achieved or the mask is not expected to be utilized in production manufacturing, the related mask costs are expensed to R&D when incurred. Total mask costs capitalized was $0.3 million and $2.3 million as of March 29, 2015 and March 30, 2014, respectively. The capitalized costs are amortized over a five year estimated life. We periodically assess capitalized mask costs for impairment. During fiscal year 2015, we completed a significant strategic restructuring process. This restructuring was prompted by the recent acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China and Loveland, Colorado units. As a result of this restructuring, the mask costs were impaired and we recorded $2.0 million of impairment charges to write off these mask costs.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We use the Black-Scholes model to estimate the fair value of our options. The fair value of time-based and performance-based restricted stock units is based on the grant date share price. The fair value of market-based restricted stock units and options is estimated using a Monte Carlo simulation model. See Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to the Consolidated Financial Statements, Note 14—Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and equity related transactions during the fiscal year.

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

Long-Lived Assets

We review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. If our actual results or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

In-process research and development (“IPR&D”) assets are considered an indefinite-lived intangible asset and are not subject to amortization until its useful life is determined to be no longer indefinite. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D asset will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off in the period when such decision is made.

Acquisition related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received, with the exception that the costs to issue debt or equity securities are recognized in accordance with other applicable GAAP.

Results of Operations

On March 22, 2013, July 5, 2013, January 14, 2014 and June 3, 2014 we acquired Altior, Cadeka, Stretch and iML respectively. Accordingly, results of Altior, Cadeka, Stretch and iML’s operations have been included in our consolidated financial statements since respective acquisition dates.

The following table sets forth our financial results as a percentage of total net sales:

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013

Sales:
Net sales	78%	71%	70%
Net sales, related party	22%	29%	30%
Total net sales	100%	100%	100%
Cost of sales:
Cost of sales	44%	38%	38%
Cost of sales-related party	9%	13%	14%
Amortization of purchased intangible assets and inventory step-up	7%	6%	3%
Warranty Reserve	(1)%	1%	—
Impairment of intangible assets	5%	1%	—
Restructuring charges and exit costs	5%	* %	* %
Total cost of sales	69%	60%	54%
Gross profit	31%	40%	46%
Operating expenses:
Research and development	23%	22%	18%
Selling, general and administrative	27%	26%	27%
Impairment of Intangibles	3%	—	—
Restructuring charges and exit costs	3%	2%	1%
Merger and acquisition costs	5%	2%	* %
Net change in fair value of contingent consideration	(3)%	(8)%	—
Total operating expenses	57%	43%	46%
Loss from operations	(27)%	(3)%	* %
Interest income and other, net	* %	1%	2%
Interest expense	(1)%	* %	* %
Impairment of long term investment	* %	* %	—
Income (loss) before income taxes	(27)%	(2)%	1%
Provision for (benefit from) income taxes	1%	(7)%	(1)%
Net income (loss)	(28)%	5%	2%
Less: Net loss attributable to non-controlling interest	* %	—	—
Net income (loss) attributable to Exar Corporation	(28)%	5%	2%

——————

    * Less than 1% for this period

The following table sets forth our financial results in dollars and the increase (decrease) over prior periods for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	Change
Sales:
Net sales	$125,791	$89,595	$36,196	40%
Net sales, related party	36,259	35,727	532	1%
Net Sales	162,050	125,322	36,728	29%
Cost of sales:
Cost of sales	71,139	48,067	23,072	48%
Cost of sales-related party	14,359	15,738	(1,379)	(9)%
Amortization of purchased intangible assets and inventory step-up	11,740	7,600	4,140	54%
Impairment of intangible assets	8,367	1,636	6,731	411%
Restructuring charges and exit costs	7,597	187	7,410	3963%
Warranty Reserve	(1,078)	1,440	(2,518)	(175)%
Total cost of sales	112,124	74,668	37,456	50%
Gross profit	49,926	50,654	(728)	(1)%
Operating expenses:
Research and development	37,181	27,048	10,133	37%
Selling, general and administrative	43,758	33,055	10,703	32%
Merger and acquisition costs	7,348	1,880	5,468	291%
Restructuring charges and exit costs	4,589	2,827	1,762	62%
Impairment of Intangibles	4,456	—	4,456	100%
Net change in fair value of contingent considerations	(4,343)	(10,455)	6,112	(58)%
Total operating expenses	92,989	54,355	38,634	71%
Loss from operations	(43,063)	(3,701)	(39,362)	1064%
Interest income and other, net	571	1,503	(932)	(62)%
Interest expense	(1,082)	(156)	(926)	594%
Impairment of long term investment	(544)	(323)	(221)	68%
(Loss) before income taxes	(44,118)	(2,677)	(41,441)	(1548)%
Provision for (benefit from) income taxes	889	(8,478)	9,367	(110)%
Net income (loss)	$(45,007)	$5,801	$(50,808)	(876)%
Less: Net loss attributable to non-controlling interest	(37)	—	(37)	100%
Net income (loss) attributable to Exar Corporation	(44,970)	5,801	(50,771)	(875)%

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	Change
Sales:
Net sales	$89,595	$85,856	$3,739	4%
Net sales, related party	35,727	36,170	(443)	(1)%
Net Sales	125,322	122,026	3,296	3%
Cost of sales:
Cost of sales	48,067	45,943	2,124	5%
Cost of sales-related party	15,738	16,716	(978)	(6)%
Amortization of purchased intangible assets and inventory step-up	7,600	3,379	4,221	125%
Impairment of intangible assets	1,636	—	1,636	100%
Warranty Reserve	1,440	—	1,440	100%
Restructuring charges and exit costs	187	301	(114)	(38)%
Total cost of sales	74,668	66,339	8,329	13%
Gross profit	50,654	55,687	(5,033)	(9)%
Operating expenses:
Research and development	27,048	22,376	4,672	21%
Selling, general and administrative	33,055	32,531	524	2%
Restructuring charges and exit costs	2,827	1,253	1,574	126%
Merger and acquisition costs	1,880	110	1,770	1609%
Net change in fair value of contingent considerations	(10,455)	—	(10,455)	100%
Total operating expenses	54,355	56,270	(1,915)	(3)%
Loss from operations	(3,701)	(583)	(3,118)	535%
Interest income and other, net	1,503	2,441	(938)	(38)%
Interest expense	(156)	(165)	9	(5)%
Impairment of long term investment	(323)	—	(323)	100%
Income (Loss) before income taxes	(2,677)	1,693	(4,370)	(258)%
Benefit from income taxes	(8,478)	(1,189)	(7,289)	613%
Net income	$5,801	$2,882	$2,919	101%

Net Sales by End Market

The following table shows net sales by end market for the periods indicated (in thousands except percentages):

	Fiscal Years Ended
	March 29, 2015		March 30, 2014		March 31, 2013		2015 vs. 2014 Change	2014 vs. 2013 Change
Net sales:
Industrial and Embedded Systems	$79,050	49%	$72,458	58%	$63,396	52%	9%	14%
High-End Consumer	51,897	32%	462	-%	928	1%	11133%	(50%)
Infrastructure	31,103	19%	52,402	42%	57,702	47%	(41%)	(9%)
Total	$162,050	100%	$125,322	100%	$122,026	100%

Fiscal Year 2015 versus Fiscal Year 2014

Net sales for fiscal year 2015 increased by $36.7 million or 29%, as compared to fiscal year 2014.

By end market, Industrial and Embedded Systems increased $6.6 million (9% increase) to $79.1 million, High-End Consumer increased by $51.4 million (from $0.5 million) to $51.9 million, and Infrastructure decreased $21.3 million (41% decrease) to $31.1 million. The increase of $6.6 million in Industrial and Embedded Systems was primarily attributable to higher sales volume from our new processor products, which was benefited from the acquisition of Stretch in the fourth quarter of fiscal year 2014. Other component product lines contributed higher sales volumes but a reduced average selling price. The $51.4 million increase in High-End Consumer sales was primarily due to the higher sales volume from Flat Panel Display products acquired as part of the iML acquisition in the first quarter of fiscal year 2015. The majority of the decrease in Infrastructure sales of $21.3 million was due to significantly lower demand of our data compression products.

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

Net Sales by Geography

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Fiscal Years Ended
	March 29, 2015		March 30, 2014		March 31, 2013		2015 vs. 2014 Change	2014 vs. 2013 Change
Net sales:
Asia	$118,238	73%	$71,856	57%	$72,610	60%	65%	(1%)
Americas	26,262	16%	38,197	31%	32,959	27%	(31%)	16%
EMEA	17,550	11%	15,269	12%	16,457	13%	15%	(7%)
Total	$162,050	100%	$125,322	100%	$122,026	100%

Fiscal Year 2015 versus Fiscal Year 2014

Net sales for fiscal year 2015 increased by $36.7 million or 29%, as compared to fiscal year 2014.

By geography, Asia increased $46.4 million (65% increase) to $118.2 million, Americas decreased by $11.9 million (31% decrease) to $26.3 million, and EMEA increased $2.3 million (15% increase) to $17.6 million. The $46.4 million increase in Asia sales was primarily due to the higher sales volume from Flat Panel Display products acquired as part of the iML acquisition in the first quarter of fiscal year 2015, offset by other component product lines higher sales volumes but at reduced average selling prices. The decrease of $11.9 million in Americas was primarily attributable to significantly lower demand of our data compression products, offset in part by higher sales volume from our new processor products, which benefited from the acquisition of Stretch in the fourth quarter of fiscal year 2014. The increase in EMEA sales of $2.3 million was primarily attributable to higher sales volume from our new processor products.

Fiscal Year 2014 versus Fiscal Year 2013

Net sales for fiscal year 2014 increased by $3.3 million, or 3%, as compared to fiscal year 2013. The increase was primarily due to higher sales volume in the Americas and Asia regions associated with the acquisition of new product lines which was partially offset by the reduction in average selling price in the rest of the end markets in the EMEA region.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes:

•	the cost of purchasing finished silicon wafers manufactured by unaffiliated foundries;

•	the costs associated with assembly, packaging, test, quality assurance and product yield loss;

•	the cost of purchasing finished tested “turnkey” units;

•	the cost of personnel and equipment associated with manufacturing;

•	the cost of stock-based compensation associated with manufacturing personnel;

•	the amortization and impairment of purchased intangible assets and acquired intellectual property;

•	the provision for warranty;

•	the provision for excess and obsolete inventory; and

•	provisions for restructuring charges and exit costs.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, product, manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations. We reduced employee-related costs through restructuring activities in the fourth quarter of fiscal year 2012 and began to realize the reduction in the underlying costs in fiscal year 2013. We also reduced employee-related costs through restructuring activities in the second and third quarters of fiscal year 2015 and began to realize the reduction in the underlying costs in the fourth quarter of fiscal year 2015.

Fiscal Year 2015 versus Fiscal Year 2014

Gross profit as a percentage of net sales for fiscal year 2015 decreased to 30.8% from 40.4% in fiscal year 2014. The decrease was due to net increased amortization expense of $4.1 million primarily related to Stretch and iML purchased intangible assets, increased impairment charges of intangible asset and related inventory write down of $6.7 million and increased restructuring expenses of $7.4 million.

Fiscal Year 2014 versus Fiscal Year 2013

Gross profit as a percentage of net sales for fiscal year 2014 decreased to 40.4% from 45.6% in fiscal year 2013. The decrease was primarily due to inclusion of amortization expense related to Altior, Cadeka and Stretch purchased intangible assets and impairment charges of intangible and related inventory write down in fiscal year 2014 and unfavorable product mix offset by the successful cost reduction efforts which began in fiscal year 2013.

Stock-based compensation expense recorded in cost of sales was $1.1 million, $0.7 million and $0.5 million for fiscal years 2015, 2014 and 2013, respectively.

Other Costs and Expenses

Research and Development Expenses

Our R&D expenses consist primarily of:

•	the salaries, stock-based compensation, and related expenses of employees engaged in product research, design and development activities;

•	costs related to engineering design tools, expenses related to new mask tool sets, software amortization, test hardware, and engineering supplies and services;

•	amortization and impairment of acquired intangible assets such as existing technology and patents/core technology; and

•	facilities expenses.

We believe that R&D expenses will fluctuate as a percentage of sales and increase in absolute dollars due to, among other factors, increased investment in new products development, software development, incentives, annual merit and benefits cost increases, profit sharing rate changes and fluctuations in reimbursements under a research and development contract.

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. During fiscal years 2015, 2014 and 2013, we offset $0.3 million, $1.5 million and $2.0 million of R&D expenses in connection with this agreement, respectively.

Fiscal Year 2015 versus Fiscal Year 2014

R&D expenses for fiscal year 2015 increased $10.1 million, or 37%, as compared to fiscal year 2014. The increase was primarily a result of higher payroll due to merit increase and the inclusion of the acquired Stretch and iML operations and stock compensation expenses.

Fiscal Year 2014 versus Fiscal Year 2013

R&D expenses for fiscal year 2014 increased $4.7 million, or 21%, as compared to fiscal year 2013. The increase was primarily a result of higher payroll and stock compensation expenses due to the inclusion of the acquired Altior, Cadeka and Stretch operations.

Sales, General and Administrative Expenses

SG&A expenses consist primarily of:

•	salaries, stock-based compensation and related expenses;

•	sales commissions;

•	professional and legal fees;

•	amortization and impairment of acquired intangible assets such as distributor relationships, tradenames/trademarks and customer relationships; and

•	facilities expenses;

We believe that SG&A expenses will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, variable commissions, legal costs, incentives and annual merit increases. We reduced employee related costs through restructuring activities in the second and third quarters of fiscal year 2015 and began to realize the net cost reduction in the fourth quarter of fiscal year 2015.

Fiscal Year 2015 versus Fiscal Year 2014

SG&A expenses for fiscal year 2015 increased by $10.7 million or 32% as compared with fiscal year 2014. The increase was mainly due to $3.7 million increase in stock compensation expense, $1.9 million increase in amortization of acquired intangible assets related to acquisition of iML operations and a company-wide merit increase.

Fiscal Year 2014 versus Fiscal Year 2013

SG&A expenses for fiscal year 2014 remained consistent with the same period a year ago. The increase due to inclusion of the acquired companies was offset by our cost reduction effort during the year.

Restructuring Charges and Exit Costs

Restructuring expenses result from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and also include contract termination costs to improve our cost structure prospectively. See Note 7 – “Restructuring Charges and Exit Costs.”

Fiscal Year 2015 versus Fiscal Year 2014

Restructuring charges and exit costs for fiscal year 2015 increased $9.2 million, or 304%, as compared to fiscal year 2014. The charges were mainly due to the strategic restructuring resulting in a reduction of our workforce, $7.8 million impairment of certain intangible and fixed assets and write-off of related inventory. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies.

Fiscal Year 2014 versus Fiscal Year 2013

Restructuring charges and exit costs for fiscal year 2014 increased $1.5 million, or 94%, as compared to fiscal year 2013. The increase was due to our effort to reduce our operating expenses across all functions.

Merger and Acquisition Costs

Merger and acquisition costs for fiscal year 2015 increased $5.5 million, or 291%, as compared to fiscal year 2014. The increase was primarily due to the transaction costs incurred for the acquisition of iML which was finalized in September 2014. In fiscal year 2014, we acquired Cadeka and Stretch. In fiscal year 2013, we acquired Altior. See Note 3 – “Business Combinations.”

Net change in Fair Value of Contingent Considerations

In fiscal year 2015, the fair value of the contingent considerations for Altior and Cadeka were fully released due to significant decreases in revenue projections which resulted in our determination that the probability of revenue target achievement was highly unlikely. See Note 5 –“Fair Value.”

Goodwill and Other Intangible Asset Impairment

Fiscal Year 2015

In the fourth quarter of fiscal year 2015, we conducted our annual goodwill impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no goodwill impairment was recorded for fiscal year 2015.

During fiscal year 2015, Exar completed a significant strategic restructuring process that began in the quarter ended September 28, 2014 and ended in October 2014. This restructuring was prompted by the acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China; Loveland, Colorado; and Ipoh, Malaysia locations. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders. For additional details, see Note 7 – “Restructuring Charges and Exit Costs.” As a result of this restructuring and the resultant re-prioritization of resources, we anticipated a decline in forecasted revenue related to certain intangible assets that were acquired in prior business combinations. Consequently, we performed an intangible assets impairment review during the second quarter of fiscal year 2015. Upon completion of this review, we recorded $12.3 million of impairment charges to acquired intangibles in the second quarter of fiscal year 2015. Of these impairment charges, $7.5 million and $4.8 million are related to High-Performance Analog and Data Compression products, respectively. During the fourth quarter of fiscal year 2015, we abandoned certain IPR&D project that did not meet critical specifications. Consequently, we recoded $0.5 million impairment charge to write off this abandoned IPR&D.

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

Fiscal Year 2015 versus Fiscal Year 2014

The decrease in other income and expenses during fiscal year 2015 as compared to fiscal year 2014 was primarily attributable to a decrease in interest income of $0.9 million as a result of the sale of our short-term investments in the first quarter of fiscal year 2015.

Fiscal Year 2014 versus Fiscal Year 2013

The decrease in other income and expenses during fiscal year 2014 as compared to fiscal year 2013 was primarily attributable to a decrease in interest income as a result of the decline in interest rates related to our cash and short-term investments.

Interest Expense

Interest expense was increased by $0.9 million in fiscal year 2015 as compared to fiscal year 2014 as a result of $65.0 million of short term debt borrowed from Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”) during fiscal year 2015. We expect the interest expense to be immaterial for future periods. Interest expense during fiscal year 2014 remained consistent as compared to fiscal year 2013.

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

Our long-term investment consisted of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”) in which we were a limited partner from 2001 until its dissolution in the first quarter of fiscal year 2015. Skypoint Fund was a venture capital fund that invested primarily in private companies in the telecommunications and/or networking industries. We accounted for this non-marketable equity investment under the cost method. During first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Fund. CounterPath was one of the investee companies of Skypoint Fund. We estimated the fair value using the market value of common shares as determined by trading on the Nasdaq Capital Market. We also received common shares from the other two private investee companies of Skypoint Fund through the dissolution. We assessed the fair value of the common shares received from these three companies and as a result $0.5 million impairment charges were recorded in fiscal year 2015. In fiscal years 2014 and 2013, we conducted our impairment analysis by comparing the carrying amount to the fair value of the underlying investments and recorded $0.3 million and $0 of impairment charges, respectively. The decline in the value of our non-marketable investments is reported in the impairment of long term investment line in the consolidated statements of operations.

Provision for Income Taxes

Fiscal Year 2015

     Our effective tax rate for fiscal year 2015 was (2)%. Income tax expense for fiscal year 2015 primarily consists of (1) income tax provision in foreign jurisdictions, offset by the effect of deferred tax accounts under ASC 805; and (2) a one-time US tax expense of $0.8 million related to the complete liquidation of our available-for-sale portfolio in the first quarter of fiscal year 2015.

Fiscal Year 2014

Our effective tax rate for fiscal year 2014 was 317% primarily due to (1) the release of the $6.8 million valuation allowance related to the Cadeka acquisition in July 2013 since the deferred tax liabilities acquired were available as a source of taxable income; and (2) the $1.3 million release of a reserve for uncertain tax positions related to an NOL carryback refund in the third quarter of fiscal year 2014.

Fiscal Year 2013

Our effective tax rate for fiscal year 2013 was (70%) due to release of a $1.3 million reserve for uncertain tax positions related to an NOL carryback refund in the third quarter of 2013.

Liquidity and Capital Resources

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
	(dollars in thousands)
Cash and cash equivalents	$55,233	$14,614	$14,718
Short-term investments	—	152,420	190,587
Total cash, cash equivalents, and short-term investments	$55,233	$167,034	$205,305
Percentage of total assets	20%	55%	70%

Net cash provided by (used in) operating activities	$(13,641)	$851	$7,366
Net cash provided by (used in) investing activities	76,530	12,786	(4,828)
Net cash provided by (used in) financing activities	(22,270)	(13,741)	3,466
Net increase (decrease) in cash and cash equivalents	$40,619	$(104)	$6,004

Fiscal Year 2015

Operating Activities— Our net loss was $45.0 million in fiscal year 2015. After adjustments for non-cash items and changes in working capital, we used $13.6 million of cash in operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $18.4 million;

•	Intangibles impairment of $12.8 million and impairment of long-term investment of $0.5 million;

•	Stock-based compensation expense of $13.6 million;

•	Non-cash restructuring charges and exit cost of $8.0 million resulting from reduction of our workforce and impairment of certain intangible and fixed assets; and

•	Change in fair value of contingent consideration of $4.3 million related to the acquisitions of Cadeka Microcircuits LLC and Altior Inc.

Working capital changes included:

•	a $2.4 million increase in inventory due to inclusion of iML related inventory items;

•	a $5.8 million net increase in other current and noncurrent assets primarily due to deferred tax assets addition;

•	a $6.7 million decrease in accounts payable primarily due to timing of payments; and

•

a $1.3 million net decrease in other current and noncurrent liabilities primarily due to payments made for liabilities acquired through acquisitions and offset by additional accrued liability for engineering design tools acquired.

In fiscal year 2015, net cash provided by investing activities was $76.5 million. Proceeds of $162.4 million from sales and maturities of investments were partially offset by $9.3 million in purchases of investments, $72.7 million used for the iML acquisitions and $3.9 million used for purchases of property, plant and equipment and intellectual property.

In fiscal year 2015, net cash used in financing activities reflects $91.0 million of proceeds received from Stifel and CTBC short-term financing agreements, $5.3 million net proceeds associated with our employee stock plans offset by $91.0 million repayment of Stifel short-term financing agreements, $18.9 million used for acquisition of iML non-controlling interests, $8.0 million repurchase of our common stock and $1.4 million repayment of lease financing obligations.

Fiscal Year 2014

Operating Activities— Our net income was $5.8 million in fiscal year 2014. After adjustments for non-cash items and changes in working capital, we generated $0.9 million of cash from operating activities.

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

Fiscal Year 2013

Operating Activities— Our net income was $2.9 million in fiscal year 2013. After adjustments for non-cash items and changes in working capital, we generated $7.4 million of cash from operating activities.

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

We anticipate that we will continue to finance our operations with cash flows from operations and existing cash balances.

We believe that our cash and cash equivalents and expected cash flows from operations will be sufficient to satisfy working capital requirements, capital equipment and intellectual property needs for at least the next 12 months. However, should the demand for our products decrease in the future, the availability of cash flows from operations may be limited, which could have a material adverse effect on our financial condition and results of operations. From time to time, we evaluate potential acquisitions, strategic arrangements and equity investments that we believe are complementary to our design expertise and market strategy. To the extent that we pursue or position ourselves to pursue these transactions, we could consume a significant portion of our capital resources or choose to seek additional equity or debt financing. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt could result in dilution to our stockholders.

Off-Balance Sheet Arrangements

As of March 29, 2015, we had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Notes to the Consolidated Financial Statements, Note 16—Commitments and Contingencies” for further discussion of our product warranty liabilities and indemnification obligations.

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

Contractual Obligations and Commitments

The following is a summary of fixed payments related to certain off-balance sheet contractual obligations as of March 29, 2015 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$21,197	$18,501	$700	$754	$1,242
Operating lease commitments (2)	889	634	252	3	—
Total	$22,086	$19,135	$952	$757	$1,242

—————

(1)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.
(2)	We lease many of our office facilities for various terms under operating lease agreements. The leases expire at various dates from fiscal year 2016 through fiscal year 2019.

Other Commitments

As of March 29, 2015, our unrecognized tax benefits were $17.6 million, of which $4.4 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expires. See Note 18 – “Income Taxes.”

Recent Accounting Pronouncements

Please refer to Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 2—Accounting Policies.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. We do not currently own any equity investments. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors.

Interest Rate Risk.   As of March 29, 2015, we had cash and cash equivalents of $55.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 1% from the market rates in effect at March 29, 2015 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For fiscal years 2015 and 2014, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exar Corporation

Fremont, California

We have audited the accompanying consolidated balance sheets of Exar Corporation as of March 29, 2015 and March 30, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 29, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exar Corporation at March 29, 2015 and March 30, 2014, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Exar Corporation's internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 5, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

June 5, 2015

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Exar Corporation

Fremont, California

We have audited Exar Corporation’s internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Exar Corporation maintained, in all material respects, effective internal control over financial reporting as of March 29, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exar Corporation as of March 29, 2015 and March 30, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 29, 2015 and our report dated June 5, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

June 5, 2015

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 29, 2015	March 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$55,233	$14,614
Short-term marketable securities	—	152,420
Accounts receivable (net of allowances of $1,334 and $1,178)	27,459	15,023
Accounts receivable, related party (net of allowances of $774 and $608)	1,663	3,309
Inventories	30,767	28,982
Other current assets	3,090	3,549
Total current assets	118,212	217,897
Property, plant and equipment, net	26,077	21,280
Goodwill	44,871	30,410
Intangible assets, net	86,102	31,390
Other non-current assets	7,838	1,240
Total assets	$283,100	$302,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,526	$15,488
Accrued compensation and related benefits	5,649	4,174
Deferred income and allowances on sales to distributors	3,362	1,765
Deferred income and allowances on sales to distributors, related party	6,982	9,349
Other current liabilities	21,287	11,370
Total current liabilities	50,806	42,146
Long-term lease financing obligations	5,069	70
Other non-current obligations	4,393	6,626
Total liabilities	60,268	48,842

Commitments and contingencies (Notes 15, 16 and 17)

Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 47,745,618 and 47,336,005 shares outstanding (net of treasury shares)	5	5
Additional paid-in capital	521,490	508,116
Accumulated other comprehensive loss	(26)	(1,079)
Accumulated deficit	(298,637)	(253,667)
Total stockholders’ equity	222,832	253,375
Total liabilities and stockholders’ equity	$283,100	$302,217

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Sales:
Net sales	$125,791	$89,595	$85,856
Net sales, related party	36,259	35,727	36,170
Total net sales	162,050	125,322	122,026

Cost of sales:
Cost of sales	71,139	48,067	45,943
Cost of sales, related party	14,359	15,738	16,716
Amortization of purchased intangible assets and inventory step-up	11,740	7,600	3,379
Impairment of intangible assets	8,367	1,636	—
Restructuring charges and exit costs	7,597	187	301
Warranty reserve	(1,078)	1,440	—
Total cost of sales	112,124	74,668	66,339
Gross profit	49,926	50,654	55,687

Operating expenses:
Research and development	37,181	27,048	22,376
Selling, general and administrative	43,758	33,055	32,531
Merger and acquisition costs	7,348	1,880	110
Restructuring charges and exit costs, net	4,589	2,827	1,253
Impairment of intangibles	4,456	—	—
Net change in fair value of contingent consideration	(4,343)	(10,455)	—
Total operating expenses, net	92,989	54,355	56,270
Loss from operations	(43,063)	(3,701)	(583)

Other income and expense, net:
Interest income and other, net	571	1,503	2,441
Interest expense	(1,082)	(156)	(165)
Impairment of long term investment	(544)	(323)	—
Total other income and expense, net	(1,055)	1,024	2,276

Income (loss) before income taxes	(44,118)	(2,677)	1,693
Provision for (benefit from) income taxes	889	(8,478)	(1,189)
Net income (loss)	(45,007)	5,801	2,882
Less: Net loss attributable to non-controlling interests	(37)	—	—
Net income (loss) attributable to Exar Corporation	$(44,970)	$5,801	$2,882

Net income (loss) per share to common stockholders:
Basic	$(0.95)	$0.12	$0.06
Diluted	$(0.95)	$0.12	$0.06

Shares used in the computation of net income (loss) per share:
Basic	47,253	47,291	45,809
Diluted	47,253	48,823	46,476

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Net income (loss)	$(45,007)	$5,801	$2,882
Changes in market value of investments, net of tax:
Changes in unrealized gain (loss) on investments	199	(754)	(243)
Reclassification adjustment for net realized gains (losses)	26	201	(82)
Release of tax provision for unrealized gains	828	—	—
Net change in market value of investments	1,053	(553)	(325)
Comprehensive income (loss)	$(43,954)	$5,248	$2,557
Less: comprehensive loss attributable to non-controlling interests	(37)	—	—
Comprehensive income (loss) attributable to Exar Corporation	$(43,917)	$5,248	$2,557

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive Income	Total Exar	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Corporation	interests	Total
Balance, April 1, 2012	65,169,602	$5	(19,924,369)	$(248,983)	$734,821	$(262,350)	$(201)	$223,292	$—	$223,292
Net loss	—	—	—	—	—	2,882	—	2,882	—	2,882
Change in unrealized gains on marketable securities	—	—	—	—	—	—	(325)	(325)	—	(325)
Shares issued through employee stock plans	903,772	—	—	—	6,296	—	—	6,296	—	6,296
Shares issued in connection with Altior Inc. acquisition	357,873	—	—	—	3,740	—	—	3,740	—	3,740
Shares issued for vested restricted stock units	125,095	—	—	—	—	—	—	—	—	—
Withholding of shares for tax obligations on vested restricted stock units	(24,727)	—	—	—	(219)	—	—	(219)	—	(219)
Stock-based compensation	—	—	—	—	4,788	—	—	4,788	—	4,788
Balance, March 31, 2013	66,531,615	$5	(19,924,369)	$(248,983)	$749,426	$(259,468)	$(526)	$240,454	$—	$240,454
Net income	—	—	—	—	—	5,801	—	5,801	—	5,801
Change in unrealized gains on marketable securities	—	—	—	—	—	—	(553)	(553)	—	(553)
Shares issued through employee stock plans	805,527	—	—	—	5,833	—	—	5,833	—	5,833
Shares issued in connection with Cadeka Technologies (Cayman) Holding Ltd. acquisition	438,995	—	—	—	5,005	—	—	5,005	—	5,005
Shares issued for vested restricted stock units	346,407	—	—	—	12	—	—	12	—	12
Withholding of shares for tax obligations on vested restricted stock units	(106,865)	—	—	—	(1,149)	—	—	(1,149)	—	(1,149)
Retirement of treasury shares	(19,924,369)	—	19,924,369	248,983	(248,983)	—	—	—	—	—
Repurchase of common stock	(755,305)	—	—	—	(9,000)	—	—	(9,000)	—	(9,000)
Stock-based compensation	—	—	—	—	6,972	—	—	6,972	—	6,972
Balance, March 30, 2014	47,336,005	$5	—	$—	$508,116	$(253,667)	$(1,079)	$253,375	$—	$253,375
Net loss	—	—	—	—	—	(44,970)	—	(44,970)	—	(44,970)
Change in unrealized gains on marketable securities	—	—	—	—	—	—	1,053	1,053	—	1,053
Shares issued through employee stock plans	890,709	—	—	—	6,358	—	—	6,358	—	6,358
Option assumed from acquisition of Integrated Memory Logic Limited	—	—	—	—	3,835	—	—	3,835	—	3,835
Non-controlling interest upon acquisition of 92% of iML shares and additional contributions	—	—	—	—	(307)	—	—	(307)	18,920	18,613
Purchase of iML non-controlling interests ownership	—	—	—	—	—	—	—	—	(18,883)	(18,883)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(37)	(37)
Shares issued for vested restricted stock units	414,242	—	—	—	416	—	—	416	—	416
Withholding of shares for tax obligations on vested restricted stock units	(104,376)	—	—	—	(1,090)	—	—	(1,090)	—	(1,090)
Repurchase of common stock	(790,962)	—	—	—	(7,999)	—	—	(7,999)	—	(7,999)
Stock-based compensation	—	—	—	—	12,161	—	—	12,161	—	12,161
Balance, March 29, 2015	47,745,618	$5	—	$—	$521,490	$(298,637)	$(26)	$222,832	$—	$222,832

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(45,007)	$5,801	$2,882
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,424	12,947	10,809
Impairment charges	13,367	2,224	—
Stock-based compensation expense	13,614	8,852	4,788
Restructuring charges and exit costs	7,985	57	56
Release of deferred tax valuation allowance	828	(6,940)	—
Gain on sale of intangible asset	—	—	(223)
Net change in fair value of contingent consideration	(4,343)	(10,455)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	(694)	(1,960)	(4,616)
Inventories	(2,405)	(5,907)	(930)
Other current and non-current assets	(5,766)	(305)	528
Accounts payable	(6,702)	5,505	1,632
Accrued compensation and related benefits	(865)	412	(513)
Other current and non-current liabilities	(1,307)	(8,620)	(5,903)
Deferred income and allowance on sales to distributors and related party distributor	(770)	(760)	(1,144)
Net cash provided by (used in) operating activities	(13,641)	851	7,366

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(3,925)	(2,658)	(1,385)
Purchases of short-term marketable securities	(9,296)	(257,946)	(200,654)
Proceeds from maturities of short-term marketable securities	3,997	31,821	48,687
Proceeds from sales of short-term marketable securities	158,412	264,221	148,914
Acquisition of Integrated Memory Logic Limited, net of cash acquired	(72,658)	—	—
Acquisition of Cadeka Microcircuits, LLC and others, net of cash acquired	—	(22,777)	(750)
Other disposal activities	—	125	360
Net cash provided by (used in) investing activities	76,530	12,786	(4,828)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,358	5,844	6,515
Purchase of stock for withholding taxes on vested restricted stock	(1,090)	(1,149)	(219)
Proceeds from issuance of debt	91,000	—	—
Repayment of debt	(91,000)	—	—
Payment of non-controlling interest of Integrated Memory Logic Limited	(18,883)	—	—
Capital contribution from Integrated Memory Logic Limited non-controlling interest	740	—	—
Repayment of debt assumed from Stretch acquisition	—	(6,187)	—
Repurchase of common stock	(7,999)	(9,000)	—
Repayment of lease financing obligations	(1,396)	(3,249)	(2,830)
Net cash provided by (used) in financing activities	(22,270)	(13,741)	3,466
Net increase (decrease) in cash and cash equivalents	40,619	(104)	6,004
Cash and cash equivalents at the beginning of year	14,614	14,718	8,714
Cash and cash equivalents at the end of year	$55,233	$14,614	$14,718

Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes	$42	$106	$154
Cash paid for interest	1,085	155	165
Non-cash investing and financing activities:
Issuance of common stock in connection with Altior acquisition & others	—	10	3,759
Issuance of common stock in connection with Cadeka acquisition	—	5,005	—
Engineering design tool acquired under capital lease	8,842	—	—
Release of restricted stock upon vesting	416	—	—

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 29, 2015, MARCH 30, 2014 AND MARCH 31, 2013

NOTE 1.    DESCRIPTION OF BUSINESS

Exar Corporation was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar Corporation and its subsidiaries (“Exar,” “us,” “our” or “we”) is a fabless semiconductor company that designs, develops and markets high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Industrial and Embedded Systems, High-End Consumer and Infrastructure markets.

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation—Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2015, 2014 and 2013 each consisted of 52 weeks. Fiscal year 2016 will consist of 52 weeks. Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 are also referred to as “2015,” “2014,” and “2013,” respectively, unless otherwise indicated.

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

Use of Management Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including (1) revenue recognition; (2) allowance for doubtful accounts; (3) valuation of inventories; (4) income taxes; (5) stock-based compensation; (6) goodwill; (7) long-lived assets; (8) contingent consideration; (9) restructuring accruals; and (10) warranty liabilities. Actual results could differ from these estimates and material effects on operating results and financial position may result.

Business Combinations—The estimated fair value of acquired assets and assumed liabilities and the results of operations of acquired businesses are included in our consolidated financial statements from the effective date of the purchase. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed. See Note 3 - “Business Combinations.”

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

Long-Lived Assets—We review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. If our actual results or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation and/or amortization over the assets’ new, shorter useful lives.

Substantially all of our property, plant and equipment and other long-lived assets are located in the United States.

In-process research and development—In-process research and development (“IPR&D”) assets are considered indefinite-lived intangible assets and are not subject to amortization until their useful life is determined. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D assets with their carrying values. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D assets will be their new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited under GAAP. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off in the period when such decision is made. During the fiscal year ended March 29, 2015, we recorded an impairment charge of $0.5 million for one abandoned project and started amortizing IPR&D assets with a carrying value of $1.2 million for three completed projects.

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

Distributors—Agreements with our primary distributors permit the return of 3% to 6% of their purchases during the preceding quarter for purposes of stock rotation. For one of these distributors, a scrap allowance of 1% of the preceding quarter’s purchases is permitted. We also provide discounts to certain distributors based on volume of product they sell for a specific product with a specific volume range for a given customer over a period not to exceed one year.

We recognize revenue from each of our distributors using the sell-in basis or sell-through basis, each as described below. Once adopted, the basis for revenue recognition for a distributor is maintained unless there is a change in circumstances or contractual terms indicating the basis for revenue recognition for that distributor or any particular transaction is no longer appropriate.

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

The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	As of March 29, 2015	As of March 30, 2014
Deferred revenue at published list price	$15,029	$15,871
Deferred cost of revenue	(4,685)	(4,757)
Deferred income	$10,344	$11,114

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

Mask Costs—We incur costs for the fabrication of masks to manufacture our products. If we determine the product technological feasibility has been achieved when costs are incurred, the costs will be treated as pre-production costs and capitalized as machinery and equipment under property, plant and equipment. The amount will be amortized to cost of sales over the estimated production period of the product. If product technological feasibility has not been achieved or the mask is not expected to be utilized in production manufacturing, the related mask costs are expensed to Research and development (“R&D”) when incurred. We periodically assess capitalized mask costs for impairment. Total mask costs capitalized were $0.3 million and $2.3 million as of March 29, 2015 and March 30, 2014, respectively. The costs capitalized are amortized over five years commencing with the start of commercial production. In the fiscal year ended March 29, 2015 we recorded an impairment charge of $2.0 million during our strategic restructuring process prompted by our recent acquisition of iML and associated significant reduction in force.

Research and Development Expenses—R&D costs consist primarily of salaries, employee benefits, certain types of mask tooling costs, depreciation, amortization, overhead, outside contractors, facility expenses, and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. In accordance with FASB authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which we define as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs in fiscal years 2015, 2014 and 2013.

We have entered into an agreement under which certain R&D costs are eligible for reimbursement. Amounts reimbursed under this arrangement are offset against R&D expenses. During fiscal years 2015, 2014 and 2013, we offset $0.3 million, $1.5 million and $2.0 million, respectively, of R&D expenses in connection with such agreements.

Advertising Expenses—We expense advertising costs as incurred. Advertising expenses for fiscal years 2015, 2014 and 2013 were immaterial.

Comprehensive Income (Loss)—Comprehensive income (loss) includes charges or credits to equity related to changes in unrealized gains or losses on marketable securities, net of taxes. Comprehensive income (loss) for fiscal years 2015, 2014 and 2013 has been disclosed within the consolidated statements of comprehensive income (loss).

Foreign Currency—The accounts of foreign subsidiaries are remeasured to U.S. dollars for financial reporting purposes by using the U.S. dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest income and other, net in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are measured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction losses were immaterial for fiscal years 2015, 2014 and 2013.

Concentration of Credit Risk and Significant Customers—Financial instruments potentially subjecting us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term marketable securities, accounts receivable and long-term investments. The majority of our sales are derived from distributors and manufacturers in the communications, industrial, storage and computer industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit. We maintain allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were $0.5 million for fiscal year 2015 and insignificant for fiscal years 2014 and 2013. Our policy is to invest our cash, cash equivalents and short-term marketable securities with high credit quality financial institutions and limit the amounts invested with any one financial institution or in any type of financial instrument. We do not hold or issue financial instruments for trading purposes.

We sell our products to distributors and OEMs throughout the world. Future Electronics, Inc. (“Future”), a related party, has been and continues to be our largest distributor. See Note 19 — “Segment and Geographic Information,” for distributors who accounted for more than 10% of net sales and accounts receivable.

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

Fair Value of Financial Instruments—We estimate the fair value of our financial instruments by using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of our cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued liabilities presented in the consolidated balance sheets at March 29, 2015, March 30, 2014 and March 31, 2013 was not materially different from the carrying values due to the relatively short periods to maturity of the instruments.

Fair Value of Contingent Consideration—We estimate the fair value of our contingent consideration at the date of acquisition and is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three inputs. Due to a significant decrease in revenue projections for products associated with contingent consideration, the fair value of the contingent consideration from the acquisitions of Altior and Cadeka was fully released as of September 28, 2014. As of March 30, 2014, the fair value of the contingent consideration was $4.3 million and is included in current and noncurrent liabilities on the consolidated balance sheet.

Stock-Based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We use the Black-Scholes model to estimate the fair value of our options. The fair value of time-based and performance-based restricted stock units is based on the grant date share price. The fair value of market-based restricted stock units and options is estimated using a Monte Carlo simulation model. See Note 14 - “Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and equity related transactions during the fiscal year.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle which may require the use of judgment and estimates. The entity may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented or a modified retrospective approach. This standard is effective for annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued an exposure draft proposing a one-year delay of the effective date of this new revenue recognition standard. Exar is currently evaluating the effect adoption of this standard will have, if any, on its consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under ASU No. 2014-12, a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition and therefore, should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Exar has not yet selected a transition method and is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Exar does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

When partial ownership in an acquiree is obtained and it is determined that the company controls the acquiree, the assets acquired, liabilities assumed and any non-controlling interests are recognized and consolidated at 100% of their fair values at that date, regardless of the percentage ownership in the acquiree. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the company's share, is recognized under this “full-goodwill” approach. Non-controlling interests are stated at the non-controlling shareholder's proportion of the acquired net assets. The results of entities acquired during the year are included until the date control changes.

Acquisition related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred and the services are received, with the exception that the costs to issue debt or equity securities are recognized in accordance with other applicable GAAP.

Acquisition of Integrated Memory Logic Limited

On June 3, 2014, we acquired approximately 92% of outstanding shares of Integrated Memory Logic Limited (“iML”), a leading provider of analog mixed-signal solutions for the flat panel display market. On September 15, 2014, we completed the acquisition through a second-step merger to acquire all of the remaining outstanding shares of iML. The iML acquisition supports Exar's strategy of building a large scale diversified analog mixed-signal business. iML’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning June 4, 2014.

Consideration

In June 2014, we acquired approximately 92% of iML’s outstanding shares for $206.4 million in cash. In September 2014, we acquired the remaining 8% of iML outstanding shares and vested options exercised subsequent to June 3, 2014 for $18.9 million. Additionally, as required under the terms of the merger agreement, we assumed and converted iML’s employees’ then outstanding options into options to purchase 1.5 million shares of Exar’s common stock. The fair value of pre-merger vested options of $3.8 million was recorded as purchase consideration.

In accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, the acquisition of iML’s outstanding shares was recorded as a purchase business acquisition since iML was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return of 16.9%. The excess of the fair value of consideration paid over the fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of $14.5 million. Goodwill is primarily from expected synergies resulting from combining the operations of iML with that of Exar and is not deductible for tax purposes. The fair value of non-controlling interests was calculated using cash value per acquired share multiplied by the remaining 8% outstanding shares.

The summary of the purchase consideration is as follows (in thousands):

Amount
Cash	$206,411
Consideration for the acquisition of non-controlling interests	17,872
Fair value of assumed iML employee options	3,835
Total purchase price	$228,118

Purchase Price Allocation

The allocation of total purchase price to iML’s tangible and identifiable intangible assets and liabilities assumed was based on their estimated fair values at the date of acquisition.

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

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to iML are included in the merger and acquisition costs and interest expense line on the consolidated statement of operations for fiscal year 2015 and were approximately $7.2 million.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined results of operations of Exar and iML as if the acquisition was completed as of April 1, 2013 (in thousands):

	Fiscal Years Ended
	March 29, 2015	March 30, 2014
Net sales	$172,780	$186,290
Net income (loss)	$(36,207)	$5,884
Earnings (loss) per share to common stockholders
Basic	$(0.77)	$0.12
Diluted	$(0.77)	$0.12

Fiscal Year 2015 Compared with Fiscal Year 2014

The pro forma financial information includes (1) amortization charges from acquired intangible assets of $2.4 and $9.7 million, respectively; (2) the estimated stock-based compensation expense related to the stock options assumed of $0.9 million and $1.0 million, respectively; (3) the elimination of historical intangible assets of $0.1 and $0.4 million, respectively; (4) the elimination of historical stock-based compensation charges recorded by iML of $0.8 million and $0.5 million, respectively, as a result of the cancellation of all outstanding options on the acquisition date; (5) the elimination of acquisition related costs of $11.2 million and $0, respectively; and (6) the related tax provision of $0.6 million for both periods.

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the results of operations of Exar that would have been reported had the acquisition been completed as of April 1, 2013, and should not be taken as representative of the future consolidated results of operations of Exar.

Acquisition of Stretch, Inc.

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

Consideration

Stretch was acquired for which the purchase consideration was $10,000 in cash. By acquiring Stretch, Exar acquired all of Stretch’s assets, consisting principally of intellectual property, accounts receivable and inventory, as well as assumed all of Stretch’s liabilities and contractual obligations.

In accordance with ASC 805, Business Combinations, the acquisition of Stretch was recorded as a purchase business acquisition since Stretch was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired at their fair values. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 17% to 21%. The excess of the fair value of consideration paid over the fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $0.7 million. The goodwill results largely of expected synergies from combining the operations of Stretch with that of Exar and is deductible over 15 years for tax purposes.

The table below shows the allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed (in thousands):

Amount
Tangible assets	$2,937
Intangible assets	7,010
Goodwill	667
Liabilities assumed	(10,604)
Fair value of total consideration transferred	$10

Acquisition of Cadeka Technologies (Cayman) Holding Ltd.

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

Acquisition of Altior Inc.

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

Consideration

In accordance with ASC 805, Business Combinations, the total consideration paid for Altior was first allocated to the net tangible liabilities assumed based on the estimated fair values of the assets and liabilities at the acquisition date. The excess of the fair value of the consideration paid over the fair value of Altior’s net tangible liabilities assumed and identifiable intangible assets acquired resulted in the recognition of goodwill of $7.2 million primarily related to expected synergies from combining the operations of Altior with that of Exar and the release of deferred tax liabilities. The goodwill is not expected to be tax deductible.

The summary of the purchase consideration is as follows (in thousands):

Amount
Tangible assets	$302
Intangible assets	7,540
Goodwill	7,172
Liabilities assumed	(136)
Fair value of total consideration transferred	$14,878

NOTE 4.    BALANCE SHEET DETAILS

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	March 29, 2015	March 30, 2014
Land	$6,660	$6,660
Building	17,431	16,787
Machinery and equipment	41,449	40,675
Software and licenses	22,044	17,549
Property, plant and equipment, total	87,584	81,671
Accumulated depreciation and amortization	(61,507)	(60,391)
Total property, plant and equipment, net	$26,077	$21,280

Depreciation and amortization expense pertaining to property, plant and equipment for fiscal years 2015, 2014 and 2013 was $6.3 million, $5.6 million and $6.8 million, respectively. During fiscal year 2015, we wrote off $7.5 million of fully depreciated assets and recorded $2.0 million impairment charges to write off certain mask costs during our strategic restructuring process prompted by our recent acquisition of iML and associated significant reduction in force. See Note 7 – “Restructuring Charges and Exit Costs” for impairment detail.

Our inventories consisted of the following (in thousands) as of the dates indicated below:

	March 29, 2015	March 30, 2014
Work-in-progress and raw materials	$16,789	$13,555
Finished goods	13,978	15,427
Total inventories	$30,767	$28,982

Our other current liabilities consisted of the following (in thousands) as of the dates indicated below:

	March 29, 2015	March 30, 2014
Deferred tax liability	$7,021	$—
Short-term lease financing obligations	3,834	2,671
Accrued retention bonus	2,951	217
Accrued manufacturing expenses, royalties and licenses	1,122	1,639
Purchase consideration holdback	1,006	1,256
Accrued legal and professional services	982	1,453
Accrued restructuring charges and exit costs	982	2,214
Accrued sales and marketing expenses	686	666
Other current liabilities	2,703	1,254
Total other current liabilities	$21,287	$11,370

Our other non - current obligations consisted of the following (in thousands) as of the dates indicated:

	March 29, 2015	March 30, 2014
Long-term taxes payable	4,351	794
Deferred tax liability	42	614
Fair value of earn out liability – long-term	—	3,853
Accrued retention bonus	—	1,181
Accrued restructuring charges and exit costs	—	155
Other	—	29
Total other non-current obligations	$4,393	$6,626

NOTE 5.    FAIR VALUE

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

The fair value of contingent consideration arising from the acquisition of Altior and Cadeka (See Note 3 — “Business Combinations”) is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs.

We received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Telecom Fund II (US), LP. (“Skypoint Fund”), in which we were a limited partner from 2001 until its dissolution. CounterPath was one of the investee companies of Skypoint. We estimated the fair value using the market value of common shares as determined by trading on the Nasdaq Capital Market. These securities have been classified to Level 2 and recorded in the other non-current assets line item on the consolidated balance sheet. We believe the fair value inputs of CounterPath do not meet all of the criteria for Level 1 classification primarily due to the low trading volume of the stock. See Note 8 - “Long-term Investments” for the discussion on Skypoint.

There were no transfers between Level 1, Level 2, and Level 3 during the year ended March 29, 2015.

 In the first quarter of fiscal year 2015, we sold all of our short term investments to fund the iML acquisition. The following table summarizes our other investments assets and liabilities as March 29, 2015 (in thousands):

	March 29, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6	$—	$—	$6
Common shares of CounterPath	—	48	—	48
Total investment assets	$6	$48	$—	$54

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

During the second quarter of fiscal year 2015, we measured the fair value of the contingent consideration liabilities from the Altior and Cadeka acquisitions based on a combination of income and market approaches which utilizes unobservable inputs (Level 3). Due to the significant decrease in associated product revenue projection within the period in which such contingent consideration could be earned, we determined that the probability of revenue target achievement was highly unlikely. As a result, the fair value of the contingent consideration liabilities has been reduced to zero since the second quarter of fiscal year 2015.

The change in the fair value of our Altior purchase consideration liability is as follows (in thousands):

Amount
As of April 1, 2012	$—
Estimated contingent consideration liability	10,138
As of March 31, 2013	10.138
Fair value adjustment	(7,165)
As of March 30, 2014	2,973
Fair value adjustment	(2,973)
As of March 29, 2015	$—

The change in the fair value of our Cadeka purchase consideration liability is as follows (in thousands):

Amount
As of March 31, 2013	$—
Estimated contingent consideration liability	4,660
Fair value adjustment	(3,290)
As of March 30, 2014	1,370
Fair value adjustment	(1,370)
As of March 29, 2015	$—

Our investment assets, measured at fair value on a recurring basis, as of March 30, 2014 were as follows (in thousands, except for percentages):

	March 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	9,378	13,134	—	22,512
State and local government securities	—	2,772	—	2,772
Corporate bonds and securities	5	71,248	—	71,253
Asset-backed securities	—	27,635	—	27,635
Mortgage-backed securities	—	28,248	—	28,248
Total investment assets	$14,019	$143,037	$—	$157,056

Liabilities:
Acquisition-related contingent consideration – Altior	$—	$—	$2,973	$2,973
Acquisition-related contingent consideration – Cadeka	$—	$—	$1,370	$1,370
Total liabilities	$—	$—	$4,343	$4,343

Our cash, cash equivalents and short-term marketable securities as of the dates indicated below were as follows (in thousands):

	March 29, 2015	March 30, 2014
Cash and cash equivalents
Cash in financial institutions	$55,227	$9,978
Money market funds	6	4,636
Total cash and cash equivalents	$55,233	$14,614

Short-term marketable securities
U.S. government and agency securities	$—	$22,512
State and local government securities	—	2,772
Corporate bonds and securities	—	71,253
Asset-backed securities	—	27,635
Mortgage-backed securities	—	28,248
Total short-term marketable securities	$—	$152,420

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

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Gross realized gains	$264	$748	$871
Gross realized losses	(238)	(547)	(953)
Net realized gains (losses)	$26	$201	$(82)

We did not have any unrealized gain (loss) as of March 29, 2015.

The following table summarizes our investments in marketable securities as of March 30, 2014 (in thousands):

	March 30, 2014
	Amortized Cost	Unrealized Gross Gains(1)	Unrealized Gross Losses(1)	Fair Value
Money market funds	$4,636	$—	$—	$4,636
U.S. government and agency securities	22,550	1	(39)	22,512
State and local government securities	2,762	10	—	2,772
Corporate bonds and securities	71,309	32	(88)	71,253
Asset-backed securities	27,661	22	(48)	27,635
Mortgage-backed securities	28,362	24	(138)	28,248
Total investments	$157,280	$89	$(313)	$157,056

(1)	Gross of tax impact of $828

Our asset-backed securities as of March 30, 2014 were comprised primarily of premium tranches of vehicle loans and credit card receivables, while our mortgage-backed securities are primarily from Federal agencies. We did not own auction rate securities nor did we own securities that are classified as subprime.

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

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent whether or not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. All investments were redeemed in the first quarter of fiscal year 2015 to fund the iML acquisition.

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

NOTE 6.    RELATED PARTY TRANSACTION

Alonim Investments Inc. (“Alonim”) owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of March 29, 2015. As such, Alonim is our largest stockholder and any sales made to Alonim or its affiliates are considered related party transactions and revenue is recognized in accordance to our revenue recognition policy disclosed in “Note 2 – Accounting Policies”.

Related party contributions as a percentage of our total net sales for the periods indicated below were as follows:

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Alonim	22%	29%	30%

Related party receivables as a percentage of our net accounts receivable were as follows as of the dates indicated below:

	March 29,	March 30,
	2015	2014
Alonim	6%	18%

Related party expenses for reimbursement of promotional materials were not significant for fiscal years 2015, 2014 and 2013.

NOTE 7.    RESTRUCTURING CHARGES AND EXIT COSTS

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

2015 Restructuring Charges and Exit Costs

Exar completed a significant strategic restructuring process that began in the quarter ended September 28, 2014.  This restructuring was prompted by the recent acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China; Loveland, Colorado; and Ipoh, Malaysia locations. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders. During fiscal year 2015, we incurred $12.2 million of restructuring charges and exit costs. The charges consisted primarily of reduction of our workforce, the impairment of certain fixed assets, licensed technologies and write-off of related inventory. Of the total restructuring charges and exist costs, $7.6 million was reflected in cost of sales and $4.6 million was reflected in operating expenses within our consolidated statements of operations.

2014 Restructuring Charges and Exit Costs

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

Our restructuring liabilities were included in the accounts payable, other current liabilities and other non-current obligations lines within our consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 30, 2014	Additions/ adjustments	Non-cash charges	Payments	March 29, 2015
Lease termination costs and others	$1,615	$522	$(220)	$(1,587)	$330
Impairment of fixed assets, licensed technologies and write down of inventory	—	7,765	(7,765)	—	—
Severance	754	3,899	—	(4,001)	652
Total	$2,369	$12,186	$(7,985)	$(5,588)	$982

	April 1, 2013	Additions/ adjustments	Non-cash charges	Payments	March 30, 2014
Lease termination costs and others	$2,860	$570	$(57)	$(1,758)	$1,615
Severance	426	2,444	—	(2,116)	754
Total	$3,286	$3,014	$(57)	$(3,874)	$2,369

See Note 4 — “Balance Sheet Details” for current and long-term portion of restructuring charges and exit costs recorded in the consolidated balance sheets as of March 29, 2015 and March 30, 2014.

NOTE 8.    LONG-TERM INVESTMENT

In July 2001, Exar became a Limited Partner in the Skypoint Telecom Fund II (US), LP. (“Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. We account for this non-marketable equity investment under the cost method in the other non-current assets in the consolidated balance sheet. The partnership was dissolved and the fund distributed stock of investee companies to Exar during first quarter of fiscal year 2015.

We periodically review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the consolidated balance sheets, consisted of the following (in thousands):

	March 29, 2015	March 30, 2014
Beginning balance	$946	$1,288
Net distributions	(8)	(19)
Impairment charges	(544)	(323)
Ending balance	$394	$946

The carrying amount of approximately $0.4 million as of March 29, 2015 reflects the net of the capital contributions, capital distributions and $0.5 million cumulative impairment charges. During the term of the fund we made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001.

Impairment

We evaluate our long-term investment for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. If the carrying amount exceeds its fair value, the long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss.

During first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Fund in which we were a limited partner since 2001. CounterPath was one of the investee companies of Skypoint Fund. We estimated the fair value using the market value of common shares as determined by trading on the Nasdaq Capital Market. We also received common shares from the other two private investee companies of Skypoint Fund through the dissolution. We assessed the fair value of the common shares received from these three companies and as a result $0.5 million impairment charges were recorded in fiscal year 2015. In fiscal years 2014 and 2013, we conducted our impairment analysis by comparing the carrying amount to the fair value of the underlying investments and recorded $0.3 million and $0 of impairment charges, respectively.

NOTE 9.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one single operating segment with highly integrated business, we assess goodwill for impairment at the enterprise level.

In the fourth quarter of fiscal year 2015, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of fiscal year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no goodwill impairment was recorded for fiscal year 2015.

In the fourth quarter of fiscal years 2014 and 2013, we conducted our annual impairment review. As of the test date and as of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no impairment was recorded for fiscal years 2014 or 2013.

The changes in the carrying amount of goodwill for fiscal years 2015 and 2014 were as follows (in thousands):

	March 29, 2015	March 30, 2014
Beginning balance	$30,410	$10,356
Goodwill additions	14,461	20,054
Ending balance	$44,871	$30,410

Goodwill additions during fiscal year 2015 consisted of $14.5 million residual allocation from the iML acquisition purchase price accounting. The goodwill additions during fiscal year 2014 consist of $19.4 million and $0.7 million residual allocation from the Cadeka and Stretch acquisition purchase price accounting, respectively.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	March 29, 2015				March 30, 2014
	Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Existing technology	$120,041	$(47,259)	$(9,134)	$63,648	$63,043	$(37,510)	$25,533
Customer relationships	15,165	(4,520)	(870)	9,775	6,095	(2,762)	3,333
Distributor relationships	7,254	(1,973)	—	5,281	1,264	(1,260)	4
Patents/Core technology	3,459	(3,446)	—	13	3,459	(3,378)	81
Trade names	1,330	(274)	—	1,056	210	(51)	159
Total intangible assets subject to amortization	147,249	(57,472)	(10,004)	79,773	74,071	(44,961)	29,110
In-process research and development	9,148	—	(2,819)	6,329	2,280	—	2,280
Total	$156,397	$(57,472)	$(12,823)	$86,102	$76,351	$(44,961)	$31,390

     Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives except for customer and distributor relationships that are amortized on an accelerated basis. Existing technology is amortized over two to nine years. Customer relationships are amortized over five to seven years. Distributor relationships are amortized over six to seven years. Patents/core technology is amortized over five to six years. Trade names are amortized over three to six years. In-process Research & Development (“IPR&D”) is reclassified as existing technology upon completion or written off upon abandonment. During the third fiscal quarter, $1.2 million of IPR&D was reclassified as existing technology upon completion and started amortization. During the fourth fiscal quarter, as a result of not meeting critical specifications, we abandoned one IPR&D project and recorded a $0.5 million charges in the impairment of intangible assets line on the consolidated statement of operations. We expect the amortization of the remaining IPR&D projects to start in fiscal year 2016. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life.

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets which is derived using a discounted cash flow model. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. If our actual results or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

During fiscal year 2015, Exar completed a significant strategic restructuring process that began in the quarter ended September 28, 2014. This restructuring was prompted by the acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China; Loveland, Colorado; and Ipoh, Malaysia locations. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders. For additional details, see Note 7 – “Restructuring Charges and Exit Costs.” As a result of this restructuring and the resultant re-prioritization of resources, we anticipated a decline in forecasted revenue related to certain intangible assets that were acquired in prior business combinations. Consequently, we performed an intangible assets impairment review during the second quarter of fiscal year 2015. Upon completion of this review, we recorded $12.3 million of impairment charges to acquired intangibles in the second quarter of fiscal year 2015 for the excess of carrying amount over estimated fair value based on projected cash flows discounted at 21%. Of these impairment charges, $7.5 million and $4.8 million are related to High-Performance Analog and Data Compression products, respectively.

Due to the decline in forecasted revenue related to certain acquired intangible assets, we recorded $1.6 million impairment charges for fiscal year 2014. No impairment charges were recorded for fiscal year 2013.

During the second quarter of fiscal year 2013, we sold certain patents for $500,000 and recorded a gain of approximately $223,000.

The aggregate amortization expenses for our purchased intangible assets for fiscal years indicated below were as follows (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013
Amortization expense	$12,511	$7,813	$4,150

The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2016	$12,946
2017	12,859
2018	12,822
2019	12,498
2020	11,707
2021 and thereafter	16,941
Total future amortization excluding IPR&D	$79,773

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

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	March 29, 2015	March 30, 2014	March 31, 2013
Net income (loss) before non-controlling interests	$(45,007)	$5,801	$2,882
Net income (loss) attributable to non-controlling interests	(37)	—	—
Net income (loss) attributable to Exar Corporation	(44,970)	5,801	2,882
Shares used in computation of net income (loss) per share:
Basic	47,253	47,291	45,809
Effect of options and awards	—	1,532	667
Diluted	47,253	48,823	46,476
Net income (loss) per share to common stockholders:
Basic	$(0.95)	$0.12	$0.06
Diluted	$(0.95)	$0.12	$0.06

All outstanding stock options and RSUs are potentially dilutive securities. As of March 29, 2015, all outstanding stock options and RSUs were excluded from the computation of diluted net loss per share as inclusion of such shares would have an anti-dilutive effect. Accordingly, basic and diluted net loss per share were the same in the period presented. As of March 30, 2014 and March 31, 2013, stock options of 1.4 million and 2.2 million, respectively, were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive.

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

Exar had drawn $65.0 million in May 2014 to fund the acquisition of iML’s outstanding shares. We repaid $26.0 million of the debt in June 2014 through a loan from CTBC with lower interest rate. As of July 2014, the Stifel loan has been completely paid off.

Interest

For fiscal year 2015, interest on our short-term debt, which is included in the “Interest expense” line item on the consolidated statement of operations, consisted of the following (in thousands):

March 29, 2015
CTBC	$265
Stifel	646
Total interest on short-term debt	$911

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

As of March 29, 2015, we had repurchased shares valued at $105.2 million under the share repurchase program. During fiscal year 2015, we repurchased $8.0 million of our common stock. The repurchased shares were retired immediately. During fiscal years 2014 and 2013, we repurchased $9.0 million and $0 of our common stock, respectively. The remaining authorized amount for the stock repurchase under the repurchase programs is $44.8 million.

Stock repurchase activities during fiscal years 2015 and 2014 are indicated below (in thousands, except per share amounts):

	Total number of Shares Purchased	Average Price Paid Per Share (or Unit)	Amount Paid for Purchase
As of March 31, 2013	9,564	$9.22	$88,189
Repurchases – August 25 to September 29, 2013	153	13.07	1,999
Repurchases – September 30 to October 27, 2013	73	13.63	1,001
Repurchases – November 24 to December 29, 2013	83	12.09	1,000
Repurchases – December 30, 2013 to January 26, 2014	122	11.61	1,417
Repurchases – January 27 to February 23, 2014	324	11.05	3,583
As of March 30, 2014	10,319	$9.42	$97,189
Repurchases – March 31 to April 27, 2014	273	10.98	3,000
Repurchases – July 28 to September 28, 2014	393	9.83	3,864
Repurchases – September 29 to December 28, 2014	125	9.08	1,135
As of March 29, 2015	11,110	$9.47	$105,188

—————

Note: The average price paid per share is based on the total price paid by Exar, which includes applicable broker fees.

NOTE 13.    EMPLOYEE BENEFIT PLANS

Exar Savings Plan

The Exar Savings Plan (“Plan”), as amended and restated, covers our eligible U.S. employees. The Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as matching contributions from Exar. For fiscal year 2015 and 2014, our matching contribution was percentage of the employees’ contributions, not to exceed a fixed maximum.  For fiscal year 2013, the matching contribution percentage was variable based upon Company’s performance targets set at the beginning of the fiscal year.

Our matching contributions to the Plan for the fiscal years ending on the dates indicated below were as follows (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013
Matching contributions	$421	$373	$267

Management and Employee Incentive Compensation Programs

Our incentive compensation programs provide for incentive awards for substantially all employees based on the achievement of personal objectives and our operating performance results. Our incentive compensation programs may be amended or discontinued at the discretion of our board of directors.

Our unpaid incentive compensation for the fiscal years ending on the dates indicated below was as follows (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013
Unpaid incentive compensation	$1,627	$698	$781

NOTE 14.    STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Exar’s ESPP is intended to qualify under Section 423(b) of the U.S. Internal Revenue Code and was initially approved by our stockholders at our 1989 annual shareholder meeting. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue:	4,500
Reserved for future issuance:
Fiscal year ending March 29, 2015	1,346
Fiscal year ending March 30, 2014	1,372
Fiscal year ending March 31, 2013	1,392
Issued:
Fiscal year ending March 29, 2015	26	$10.01
Fiscal year ending March 30, 2014	20	11.38
Fiscal year ending March 31, 2013	26	8.38

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

Prior to the Annual Meeting, we maintained the Exar Corporation 2006 Equity Incentive Plan (the “2006 Plan”) and the Sipex Corporation 2006 Equity Incentive Plan (the “Sipex 2006 Plan”). As of June 30, 2014, a total of 6,555,492 shares of our common stock were then subject to outstanding awards granted under the 2006 Plan and the Sipex 2006 Plan, and an additional 669,008 shares of our common stock were then available for new award grants under the 2006 Plan. As part of the stockholder approval of the 2014 Plan at the Annual Meeting, we agreed that no new awards will be granted under the 2006 Plan and the Sipex 2006 Plan, although awards made under these plans prior to the Annual Meeting will remain subject to the terms of each such plan.

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for each share subject to the award. As of March 29, 2015, there were approximately 4.9 million shares available for future grant under the 2014 Plan.

The following table summarizes information about our stock options outstanding at March 29, 2015:

			Options Outstanding			Options Exercisable
Range of			Number Outstanding As of March 29,	Weighted Average Remaining Contractual Terms	Weighted Average Exercise	Number Exercisable As of March 29,	Weighted Average Exercise
Exercise Prices			2015	(in years)	Price per Share	2015	Price per Share
$1.57	-	$6.43	1,951,070	3.32	$6.12	1,493,854	$6.04
6.60	-	8.51	1,693,928	4.29	7.85	909,929	7.79
8.57	-	9.55	1,583,739	5.95	9.22	361,184	9.15
9.57	-	11.64	1,594,345	5.86	10.55	358,156	10.73
11.79	-	13.93	786,540	5.67	12.82	195,320	13.15
Total			7,609,622	4.86	8.77	3,318,443	7.78

Stock Option Activities

A summary of stock option transactions during the periods indicated below for all stock option plans was as follows:

	Outstanding Options / Quantity	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at April 1, 2012	6,345,307	$7.23	4.67	$9,474	1,193
Granted	2,540,010	8.32
Exercised	(875,459)	6.92
Cancelled	(903,781)	9.67
Forfeited	(893,744)	6.41
Balance at March 31, 2013	6,212,333	$7.48	5.04	$19,199	1,481
Granted	2,482,650	11.89
Exercised	(784,864)	7.14
Cancelled	(10,834)	10.92
Forfeited	(685,437)	8.02
Balance at March 30, 2014	7,213,848	$8.98	5.02	$21,301	2,170
Granted	2,624,778	8.70
Exercised	(864,222)	7.05
Cancelled	(291,769)	12.36
Forfeited	(1,073,013)	10.45
Balance at March 29, 2015	7,609,622	$8.77	4.86	$14,377	2,850
Vested and expected to vest, March 29, 2015	7,114,744	$8.69	4.81	$13,941
Vested and exercisable, March 29, 2015	3,318,443	$7.78	3.96	$9,100

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $10.30, $11.71 and $10.50 as of March 29, 2015, March 30, 2014 and March 31, 2013, respectively. These are the values which would have been received by option holders if all option holders exercised their options and sold the underlying shares on that date.

In January 2012, we granted 480,000 performance-based stock options to our CEO. The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our CEO. The options are scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. We recorded $338,000, $260,000 and $260,000 of compensation expense for these options in fiscal years 2015, 2014 and 2013, respectively. The assumptions used to value the options are presented below under “Valuation Assumptions.”

Options exercised for the fiscal years ended on the dates indicated below were as follows (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013
Intrinsic value of options exercised	$2,543	$3,887	$1,443
Cash received related to option exercises	6,095	9,493	6,059
Tax benefit recorded	1,655	6,669	1,927

RSUs

We issue RSUs to employees and non-employee directors that are generally subject to vesting requirements. RSUs generally vest on the first or third anniversary date from the grant date. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued on the date the RSUs vest.

A summary of RSU transactions during the periods indicated for all stock incentive plans is as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at April 1, 2012	604,655	$7.13	2.38	$5,079
Granted	331,894	8.40
Issued and released	(125,095)	7.10
Forfeited	(79,250)	6.96
Unvested at March 31, 2013	732,204	$7.73	1.72	$7,688
Granted	828,995	13.06
Issued and released	(346,407)	9.38
Forfeited	(37,666)	9.52
Unvested at March 30, 2014	1,177,126	$10.94	1.62	$13,784
Granted	509,370	9.34
Issued and released	(414,242)	10.28
Forfeited	(199,329)	11.87
Unvested at March 29, 2015	1,072,925	$10.26	1.50	$11,051
Vested and expected to vest, March 29, 2015	829,673		1.42	$8,546

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our CEO. The PRSUs are scheduled to start vesting in three equal installments at the end of each fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met for a particular fiscal year, the installment for that fiscal year will be forfeited at the end of its respective fiscal year. In fiscal years 2015, 2014 and 2013, we recorded $1.2 million, $0.7 million and $0.4 million compensation expense, respectively for these awards.

In April 2012, we granted 29,000 bonus RSUs to our CEO. The RSUs vested 50% on the date that is six months after the commencement of the fiscal year 2013 and 50% on the last day of fiscal year 2013. In fiscal year 2013, we recorded $250,000, of compensation expense for these awards.

In June 2012, we announced the Fiscal Year 2013 Management Incentive Program (“2013 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals for the fiscal year. In fiscal year 2013, we recorded $1.2 million of stock compensation expense related to the 2013 Incentive Program as a result of achieving performance targets at various levels.

In July 2013, as part of the acquisition of Cadeka, we agreed to pay retention bonuses to certain former Cadeka employees and the bonus will be settled in RSUs subject to fulfillment of the applicable service period. In fiscal years 2015 and 2014, we recorded $1.7 million and $1.2 million of non-cash compensation expense, respectively. The expense is reported in the other current obligations line in the consolidated balance sheet as the total amount of the bonuses is to be settled in a variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the consolidated statement of operations.

In August 2013, we announced the Fiscal Year 2014 Management Incentive Program (“2014 Incentive Program”). Under this program, each participant’s award is denominated in stock and subject to achievement of certain financial performance goals and the participant’s annual Management by Objective goals for the fiscal year. The expense is reported in the other current liabilities line in the consolidated balance sheet as the total amount of bonus is to be settled in a variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the consolidated statements of operations. Due to only partially achieving the financial performance goals and the participants’ annual Management by Objectives goals, we reversed the previously recorded stock compensation of $295,000 in the second quarter of fiscal year 2015 which resulted in a net stock compensation recovery of $290,000 for fiscal year 2015.

In the first quarter of fiscal year 2014, we granted 50,000 PRSUs to certain executives. The PRSUs began vesting in three equal installments at the end of fiscal year 2014 as certain performance measures were met. In fiscal year 2015, we recorded stock compensation net recovery of $140,000 as a result of the termination of one executive’s employment. In fiscal year 2014, we recorded stock compensation expense of $331,000 related to these PRSUs.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. The second 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures are met. We recorded net stock compensation expense of $247,000 related to these awards in fiscal year 2015. One of the executives’ employment was terminated in fiscal year 2015.

In December 2013, we granted 100,000 RSUs to our CEO. The RSUs were scheduled to vest in two equal installments at the end of fiscal years 2016 and 2017. In October 2014, the second installment of 50,000 RSUs was modified to 50,000 PRSUs. These modified PRSUs were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. For fiscal year 2015, we record $10,000 stock compensation expense related to these modified PRSUs.

In January 2014, we granted 82,500 PRSUs to certain former Stretch employees. The PRSUs were scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures were met. In fiscal year 2015 we did not record stock compensation expense related to these PRSUs as the performance measures were deemed not met.

In August 2014, we announced the Fiscal Year 2015 Management Incentive Program (“2015 Incentive Program”). Under this program, each participant’s award is denominated in shares of our common stock and is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors for fiscal year 2015. We recorded a stock compensation expense of $1,965,000 in fiscal year 2015 related to these awards.

In August and December 2014, we granted 88,448 PRSUs to certain former iML employees. The PRSUs are scheduled to start vesting in three equal annual installments upon achievement of certain performance measures. In fiscal year 2015, we recorded $88,000 of stock compensation expense related to these PRSUs.

In January 2015, the employment of two of our executives terminated. As part of their termination agreements, we agreed their outstanding stock awards would continue to vest during the 12 month period following termination while they provided consulting services to us and that their vested stock options would remain exercisable for 12 month after they ceased providing consulting services. We also granted total of 60,000 RSUs with a vesting period of twelve months. In addition, we granted RSUs valued at $479,000 to one of the executives which were fully vested in February 2015. We recorded stock compensation expense of $1,519,000 related to these awards in fiscal year 2015.

Stock-Based Compensation Expenses

Valuation Assumptions

The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management judgments, which include the expected term of the share-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Valuation Method—we compute the fair value of stock options on the date of grant using the Black-Scholes option-pricing model, except for market based performance awards which are valued under a Monte Carlo valuation method.

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

Dividend Yield—we do not currently pay dividends and have no plans to do so in the future. Therefore, we have assumed a dividend yield of zero.

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal years presented below:

	March 29, 2015	March 30, 2014	March 31, 2013
Expected term of options (years)	4.53 – 4.70	4.40 – 4.49	4.36
Risk-free interest rate	1.1 – 1.3%	0.6 – 1.1%	0.5 – 0.6%
Expected volatility	32 - 33%	32 - 35%	37 - 42%
Expected dividend yield	—	—	—
Weighted average grant date fair value	$2.80	$3.40	$2.80

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal years presented below (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013
Cost of sales	$1,105	$714	$469
Research and development	2,661	1,974	789
Selling, general and administrative	9,848	6,164	3,530
Total stock-based compensation expense	$13,614	$8,852	$4,788

The amount of stock-based compensation cost capitalized in inventory was immaterial at each of the fiscal years presented.

Unrecognized Stock-based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the fiscal years ending on the date indicated below as follows:

	March 29, 2015		March 30, 2014		March 31, 2013
	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)
Options	$8,579	2.3	$9,958	2.7	$6,269	2.8
Performance Options	380	1.9	242	2.2	502	2.6
RSUs	3,568	2.3	5,970	2.2	1,557	2.5
PRSUs	1,751	2.1	3,047	2.5	1,814	3.4
Total Stock-based compensation expense	$14,278		$19,217		$10,142

NOTE 15.    LEASE FINANCING OBLIGATION

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $6.8 million in January 2015 under two three-year licenses with prepayment of $1 million, $0.1 million in January 2015 under a two-year license, $4.4 million in October 2014 under a three-year license with a prepayment of $1.5 million for the first year license, $0.9 million in July 2012 under a three-year license, $4.5 million in December 2011 under a three-year license and $5.8 million in October 2011 under a three-year license all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our consolidated balance sheets as of March 29, 2015 and March 30, 2014, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

Amortization expense related to the design tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Amortization expense	$3,586	$3,294	$3,523

Future minimum lease and sublease income payments for the lease financing obligations as of March 29, 2015, are as follows (in thousands):

Lease financing

Fiscal Years	Design tools
2016	$4,014
2017	3,961
2018	1,355
Total minimum lease payments	9,330
Less: amount representing interest	427
Present value of future minimum lease payments	8,903
Less: short-term lease financing obligations	3,834
Long-term lease financing obligations	$5,069

Interest expense for the design tools lease financing obligations for the periods indicated were as follow (in thousands):

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Interest expense – design tools	$165	$155	$143

In the course of our business, we enter into arrangements accounted for as operating leases related to the licensing of engineering design software and the rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Rent expense	$1,764	$1,289	$616

Our future minimum lease payments for the lease operating obligations, which all expire prior to 2019, as of March 29, 2015 are as follows (in thousands):

Operating lease

Fiscal Years	Facilities
2016	$635
2017	221
2018	31
2019	3
Total future minimum lease payments	$890

NOTE 16.    COMMITMENTS AND CONTINGENCIES

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MPSI made two separate permitted hazmat deliveries to a licensed and regulated site for treatment. DTSC has requested that former/current property owners and companies, currently in excess of 50, that had hazardous waste treated at the site participate in further site assessment and limited remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites’ condition and evaluation, and selection of appropriate remedial measures. The designated environmental consulting firm has prepared and submitted to DTSC a site profile and is currently engaged in further study. Given that this matter is under investigation and discussions are ongoing with respect to various related considerations, we are unable to ascertain our exposure, if any, or estimate a reasonably possible range of loss. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

In a letter dated March 27, 2012, Exar was notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex. The letter was also addressed to prior and current property owners and tenants (collectively “Property Owners”). ACWD requested that the Property Owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the Property Owners filed with ACWD a report of its investigation/characterization activities and analytical data obtained. Accumulated data suggests that compounds of concern in groundwater appear to be from an offsite source. ACWD is investigating alternative upgradient sites. Given that this investigation is ongoing and Exar has not received any recent communications from ACWD, we are unable to ascertain our exposure, if any, or estimate a reasonably possible range of loss. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

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

Warranty expense has historically been immaterial for our products. A warranty liability of $1.4 million was established during fiscal year 2014 for the return of certain older generation data compression products shipped in prior years. This liability has been fully fulfilled as of March 29, 2015 and in February 2015, we received $0.5 million reimbursement from our insurance company. In June 2014, we assumed $0.4 million warranty liability from our acquisition of iML.

As of the dates indicated below, our warranty reserve balance, which is included in the “Other current liabilities” line item on the consolidated balance sheets, consisted of the following (in thousands):

	March 29, 2015	March 30, 2014
Beginning balance	$1,074	$50
Provisions for warranties issued	458	1,480
Settlements/adjustments	(1,250)	(456)
Ending balance	$282	$1,074

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

NOTE 17.    LEGAL PROCEEDINGS

    In fiscal year 2014, two former employees of Exar’s French subsidiary asserted claims in the French Labor Courts against that subsidiary for alleged unfair dismissal. We believe that the former employees were terminated in accordance with the requirements of French law and that the former employees’ claims are not supported by evidence. On December 22, 2014, Exar and one former employee entered into a settlement agreement resolving all claims made in the litigation. The French Labor Court in the other matter rendered a judgment in favor of the other employee on January 21, 2015 that we intend to appeal. We continue to dispute the claims and intend to continue to vigorously protect our interests.

    In April 2015, Phenix, LLC (“Phenix”) filed a complaint against us and iML for patent infringement in the United States District Court for the Eastern District of Texas, alleging that at least the iML 7990 and 7991 products infringe one of its patents. See Note 22 - “Subsequent Event” for detail.

    While there can be no assurance of favorable outcomes, we do not believe that the ultimate outcome of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 18.    INCOME TAXES

    The following table presents domestic and foreign components income/ (loss) before income taxes (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013

United States	$(50,428)	$(2,370)	$1,693
Foreign	6,310	(307)	—
(Loss)/income before income tax	$(44,118)	$(2,677)	$1,693

The components of the provision for (benefit from) income taxes as of the dates indicated below were as follows (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013
Current:
Federal	$828	$(1,350)	$(1,255)
State	11	(93)	(73)
Foreign	404	(81)	114
Total current	$1,243	$(1,524)	$(1,214)

Deferred:
Federal	$39	$(6,807)	$23
State	—	(147)	2
Foreign	(393)	—	—
Total deferred	$(354)	$(6,954)	$25
Total provision for (benefit from) income taxes	$889	$(8,478)	$(1,189)

Foreign income/ (loss) included in consolidated pre-tax income for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Foreign income/(loss)	$6,310	$(307)	$—

Exar records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. We plan to make a one-time $45.0 million repatriation in fiscal year 2016, and as of March 29, 2015, we recognized a $8.2 million deferred tax liability for the future income associated with this repatriation, net of previously taxed amounts. There are minimal US federal and state taxes as a result of this one time repatriation due to the availability of net operating loss carryovers. As of March 29, 2015, the cumulative amount of undistributed earnings considered indefinitely reinvested was $49.6 million. Despite the one-time planned repatriation, no incremental deferred tax liability has been recognized on the basis difference created by these earnings since it is our intention to utilize those earnings in our foreign operations. Upon distribution of those earnings in the form of a dividend or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Computation of the potential tax impact of the unremitted earnings is not practical.

Significant components of our net deferred taxes are as follows as of the dates indicated (in thousands):

	March 29, 2015	March 30, 2014
Deferred tax assets:
Reserves and expenses not currently deductible	$10,328	$7,973
Net operating loss carryforwards	121,948	123,826
Tax credits	30,214	27,259
Losses on investments	1,032	1,832
Unrealized investment loss	—	80
Intangible assets	8,406	6,838
Deferred margin	3,293	3,968
Depreciation	—	642
Total deferred tax assets	175,221	172,418
Deferred tax liabilities:
Depreciation	(915)	—
Non-goodwill intangibles	(3,159)	(6,560)
Foreign earnings	(8,164)	—
Total deferred tax liabilities	(12,238)	(6,560)
Valuation allowance	(163,129)	(165,924)
Net deferred tax liabilities	$(146)	$(66)

The valuation allowance decreased $2.8 million, $8.0 million and $6.7 million in fiscal years 2015, 2014 and 2013, respectively. The change in fiscal year 2015 was primarily due to increase of deferred tax liabilities related to foreign earnings.

Reconciliations of the income tax provision at the statutory rate to our provision for (benefit from) income tax are as follows as of the dates indicated (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013

Income tax benefit at statutory rate	$(15,441)	$(937)	$593
State income taxes, net of federal tax benefit	(64)	(1)	60
Deferred tax assets not benefited	9,052	(1,972)	(378)
Tax credits	(1,182)	(757)	(539)
Stock-based compensation	435	(427)	258
Foreign rate differential	(1,927)	156	148
Prior year tax expense true-up	—	(10)	11
Fair value adjustment	(1,527)	(3,732)	—
Investment in US property	8,840	45	54
OCI tax effect clearance	828	—	—
Acquisition cost	2,092	293	—
Others, net	(217)	(1,136)	(1,396)
Provision for (benefit from) income taxes	$889	$(8,478)	$(1,189)

As of March 29, 2015, our federal, state and Canada net operating loss carryforwards for income tax purposes were as follow (in thousands):

Federal net operating loss carryforwards	$323,751
State net operating loss carryforwards	$111,084
Canada net operating loss carryforwards	$23,785

If not utilized, some of the federal net operating loss carryovers will begin expiring in fiscal year 2019, while the state net operating losses will begin to expire in fiscal year 2016. The Canadian net operating loss carryovers will begin expiring in fiscal year 2022, if not utilized.

As of March 29, 2015, our federal, state and Canada tax credit carryforwards, net of reserves, were as follows (in thousands):

Federal tax credit carryforwards	$10,453
State tax credit carryforwards	$20,165
Canada tax credit carryforwards	$5,283

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

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $8.4 million of these deferred tax assets pertain to certain net operating loss and credit carryforwards that resulted from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards is accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amount of the unrecognized tax benefits during the tax year ended March 29, 2015 is as follows (in thousands):

Amount

Unrecognized tax benefits as of April 1, 2012	16,820
Gross decrease related to prior year tax positions	(271)
Gross increase related to current year tax positions	292
Lapses in statute of limitation	(1,376)
Unrecognized tax benefits as of March 31, 2013	15,465
Gross increase related to prior year tax positions	92
Gross increase related to current year tax positions	487
Lapses in statute of limitation	(1,880)
Unrecognized tax benefits as of March 30, 2014	$14,164
Gross increase related to prior year tax positions	252
Gross increase related to current year tax positions	3,305
Lapses in statute of limitation	(85)
Unrecognized tax benefits as of March 29, 2015	$17,636

Of the total gross unrecognized tax benefits of $17.6 million as of March 29, 2015, $14.7 million, if recognized, would impact the effective tax rate before consideration of the valuation allowance.

The total unrecognized gross tax benefits were as follows as of the dates indicated (in thousands):

	March 29, 2015	March 30, 2014

Unrecognized gross tax benefits	$17,636	$14,164
Less: amount used to reduce deferred tax assets	13,285	13,370
Net income tax payable(1)	$4,351	$794

(1)	Included in other non-current obligations line item in consolidated balance sheet.

We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statutes of limitations expire, which would decrease the provision for income taxes and increase our net income.

Estimated interest and penalties related to the underpayment of income taxes were classified as a component of the provision for income taxes in the consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	March 29, 2015	March 30, 2014
Accrued interest and penalties	$1,187	$83

Our major tax jurisdictions are the United States federal and various states, Canada, China, Hong Kong and certain other foreign jurisdictions. The fiscal years 2004 through 2013 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our foreign jurisdictions.

On December 19, 2014, the President signed into law The Tax Increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions is the Sec. 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the third quarter of fiscal year 2015, as the research and development credit carryforwards are offset by a full valuation allowance.

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

NOTE 19.    SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

Our chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of regularly making operating decisions and assessing financial performance. Accordingly, Exar considers itself to be in one reportable segment, which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Industrial and Embedded Systems, High-End Consumer and Infrastructure markets.

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Industrial & Embedded Systems	$79,050	$72,458	$63,396
High-End Consumer	51,897	462	928
Infrastructure	31,103	52,402	57,702
Total net sales	$162,050	$125,322	$122,026

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
China	$62,085	$43,537	$41,118
United States	23,479	37,079	32,322
Taiwan	17,955	3,397	4,347
Korea	15,833	3,337	3,346
Singapore	15,361	13,397	13,827
Germany	11,257	11,270	11,692
Rest of world	16,080	13,305	15,374
Total net sales	$162,050	$125,322	$122,026

Substantially all of our long-lived assets at March 29, 2015 and March 30, 2014 were located in the United States.

The following distributors accounted for 10% or more of our net sales in the fiscal years indicated below:

	Fiscal Years Ended
	March 29, 2015		March 30, 2014	March 31, 2013
Distributor A	22%		27%	30%
Distributor B	*	%	21%	11%
Distributor C	*	%	12%	10%

—————

*     Net sales for this distributor for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of the net sales in fiscal years 2015, 2014 and 2013, respectively.

The following distributors and customer accounted for 10% or more of our net accounts receivable as of the dates indicated below:

	March 29, 2015	March 30, 2014
Distributor E	12%	*
Distributor B	11%	17%
Distributor D	10%	14%
Customer D	10%	*
Distributor A	*	16%
Distributor C	*	12%

—————

*     Net accounts receivable for this distributor for this period were less than 10% of our net accounts receivables.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of March 29, 2015 and March 30, 2014, respectively.

NOTE 20.   ALLOWANCES FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We had the following activities for the allowance for sales returns and allowance for doubtful accounts as the dates indicated (in thousands):

Classification	Balance at Beginning of Year	Additions	Utilizations (1)	Balance at End of Year
Allowance for sales returns:

Year ended March 29, 2015	$1,674	$22,177	$22,354	$1,496
Year ended March 30, 2014	1,084	17,004	16,414	1,674
Year ended March 31, 2013	1,429	15,176	15,521	1,084

Allowance for doubtful accounts:

Year ended March 29, 2015	111	501	—	612
Year ended March 30, 2014	206	(25)	70	111
Year ended March 31, 2013	167	39	—	206

(1)	Utilization amounts within allowance for sales returns reflect credits issued to distributors for stock rotations and volume discounts.

NOTE 21.    SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal years 2015 and 2014. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to state fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter (in thousands, except per share data). Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year, because of the different number of shares outstanding during each period.

	Fiscal Year 2015				Fiscal Year 2014
	Mar. 29,	Dec. 28,	Sep. 28,	Jun. 29,	Mar. 30,	Dec. 29,	Sep. 29,	Jun. 30,
Classification	2015	2014	2014	2014	2014	2013	2013	2013
Consolidated Statement of Operations Data:
Net sales by end market:
Industrial & Embedded Systems	$20,021	$20,506	$19,656	$18,867	$19,588	$18,429	$17,943	$16,498
High-End Consumer	16,072	16,202	16,199	3,424	43	68	105	246
Infrastructure	7,764	7,607	7,304	8,428	8,356	12,193	15,970	15,883
Net sales	$43,857	$44,315	$43,159	$30,719	$27,987	$30,690	$34,018	$32,627
Gross profit	17,948	16,890	4,132	10,956	8,422	12,826	13,929	15,477
Income (loss) from operations	(2,346)	(6,535)	(22,830)	(11,352)	(311)	(3,321)	(616)	547
Net income (loss)	(2,914)	(6,599)	(23,352)	(12,105)	147	(1,634)	6,482	806
Net income (loss) per share to common stockholders:
Basic	$(0.06)	$(0.14)	$(0.50)	$(0.26)	$0.00	$(0.03)	$0.14	$0.02
Diluted	$(0.06)	$(0.14)	$(0.50)	$(0.26)	$0.00	$(0.03)	$0.13	$0.02
Shares used in the computation of net income (loss) per share:
Basic	47,516	47,119	47,139	47,236	47,328	47,529	47,496	46,805
Diluted	47,516	47,119	47,139	47,236	48,778	47,529	49,150	48,085

In the first quarter of fiscal year 2015, we acquired 92% of the shares of iML in a tender offer. In the third quarter of fiscal year 2015, after completing a second-step merger, we paid $18.9 million to settle the acquisition of the remaining 8% of the shares and vested options exercised subsequent to June 3, 2014. Consistent with the payments for the tender offer, the payments associated with the second-step merger were classified as a component of investing activities in the Statement of Cash Flows for the nine month period ended December 28, 2014. However, since we maintained control of the subsidiary when the payments were made for the second-step merger, these payments should have been classified as part of financing activities. For the nine month period ended December 28, 2014, cash used by investing activities and cash used in financing should have been $78.0 million and $24.0 million respectively, instead of amounts previously reported. This misclassification on the Statement of Cash Flows had no impact on the result of operations, the balance sheet, or stockholders’ equity for any period. Additionally, we evaluated the materiality of this change from a qualitative perspective and have concluded that the impact of the misclassification was not material to the nine month period ended December 28, 2014.

NOTE 22.    SUBSEQUENT EVENT

In April 2015, Phenix, LLC (“Phenix”) filed a complaint against us and iML for patent infringement in the United States District Court for the Eastern District of Texas, alleging that at least the iML 7990, 7991 and all reasonably similar products infringe one of its patents. Phenix seeks unspecified damages and an injunction prohibiting iML and us from any future infringement of its patent. We cannot currently estimate a reasonably possible range of loss for this action, if any, because the matter has not advanced to a stage where we could make any such estimate. We believe the claims made by Phenix in this matter are without merit and we intend to vigorously defend the action.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed at a reasonable assurance level to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the President and Chief Executive Officer (our principal executive officer) (the “CEO”) and Chief Financial Officer (our principal financial and accounting officer) (the “CFO”), to allow timely decisions regarding required disclosure.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of the end of fiscal year 2015.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of March 29, 2015 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of March 29, 2015, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of March 29, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information set forth under the captions “Election of Directors,” “Corporate Governance and Board Matters,” “Executive Compensation Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders (“2015 Definitive Proxy Statement”) which will be filed with the SEC Commission no later than 120 days after March 29, 2015.

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

Exar Corporation

48720 Kato Road

Fremont, California 94538

Attn: Investor Relations, M/S 210

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in our 2015 Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2015 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our 2015 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2015 Definitive Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) All Financial Statements. The financial statements of Exar Corporation are included herein as required in Part II, Item 8—“Financial Statements and Supplementary Data” of this Annual Report. See Index to Financial Statements on page 48.

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

Date: June 5, 2015

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

Signature	Title	Date

/s/ LOUIS DINARDO	President, Chief Executive Officer and Director	June 5, 2015
(Louis DiNardo)	(Principal Executive Officer)

/s/ RYAN A. BENTON	Senior Vice President and Chief Financial Officer	June 5, 2015
(Ryan A. Benton)	(Principal Financial and Accounting Officer)

/s/ RICHARD L. LEZA	Chairman of the Board	June 5, 2015
(Richard L. Leza)

/s/ BEHROOZ ABDI	Director	June 5, 2015
(Behrooz Abdi)

/s/ DR. IZAK BENCUYA	Director	June 5, 2015
(Dr. Izak Bencuya)

/s/ PIERRE GUILBAULT	Director	June 5, 2015
(Pierre Guilbault)

/s/ BRIAN HILTON	Director	June 5, 2015
(Brian Hilton)

/s/ GARY MEYERS	Director	June 5, 2015
(Gary Meyers)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Form of Merger Agreement	8-K	0-14225	2.1	4/30/2014

2.2	Form of Tender Agreement	8-K	0-14225	2.2	4/30/2014

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Amended and Restated Bylaws of Exar Corporation	8-K	0-14225	3.1	3/16/2012

10.1*+	Employee Stock Participation Plan, as amended, and related Offering documents	10-K	0-14225	10.1	6/12/2006

10.2*	2014 Equity Incentive Plan	8-K	0-14225	10.1	9/22/2014

10.3*	Form of Restricted Stock Unit Agreement	10-Q	001-36012	10.5	11/7/2014

10.4*	Form of Performance Stock Unit Agreement	10-Q	001-36012	10.6	11/7/2014

10.5*	Form of NQSO Agreement	10-Q	001-36012	10.7	11/7/2014

10.6*	Form of ISO Agreement	10-Q	001-36012	10.8	11/7/2014

10.7**	Form of Director Option Agreement

10.8**	Form of Director RSU Agreement

10.9*	2006 Equity Incentive Plan, as amended	8-K	0-14225	10.1	9/17/2010

10.10*	Form of Notice of Grant of Stock Option and Terms and Conditions of Nonqualified Stock Option	8-K	0-14225	10.2	9/13/2006

10.11*	Form of Notice of Grant of Stock Option and Terms and Conditions of Incentive Stock Option	8-K	0-14225	10.3	9/13/2006

10.12*	2006 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement	8-K	0-14225	10.6	9/13/2006

10.13*	2006 Equity Incentive Plan Form Of Stock Unit Award Agreement	10-Q	0-14225	10.2	2/6/2009

10.14*	2006 Equity Incentive Plan Form Of Performance Stock Unit Award Agreement	10-Q	0-14225	10.1	11/5/2009

10.15*	2006 Equity Incentive Plan Form Of Director Restricted Stock Unit Award Agreement	10-Q	0-14225	10.7	11/4/2010

10.16*	2006 Equity Incentive Plan Form of Non-Employee Director Option Agreement (September 2013)	10-Q	001-36012	3.4	11/7/2013

10.17*	2006 Equity Incentive Plan Form of Non-Employee Director RSU Agreement (September 2013)	10-Q	001-36012	3.5	11/7/2013

10.18*	2000 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.9	6/14/2005

10.19*	Sipex Corporation 2006 Equity Incentive Plan	S-8	333-145751	4.1	8/28/2007

10.20*	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan	S-8	333-145751	4.2	8/28/2007

10.21*	Sipex Corporation 2000 Non-Qualified Stock Option Plan	S-8	333-145751	4.3	8/28/2007

10.22*	Sipex Corporation 1999 Stock Plan	S-8	333-145751	4.4	8/28/2007

10.23*	Sipex Corporation 1997 Stock Option Plan	S-8	333-145751	4.5	8/28/2007

10.24*	Fiscal Year 2014 Executive Management Incentive Program	10-Q	001-36012	10.3	8/6/2013

10.25*	Fiscal Year 2015 Executive Management Incentive Program	10-Q	001-36012	10.4	8/8/2014

10.26*	Form of Indemnity Agreement between the Company and each of the Company’s directors and certain of the executive officers	8-K	0-14225	10.1	3/16/2012

10.27	Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-K	0-14225	10.22	6/11/2014

10.28	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-Q	0-14225	10.1	2/8/2008

10.29	Amendment No. 10, entered June 19, 2012, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-K	0-14225	10.24	6/11/2014

10.30	Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-K	0-14225	10.25	6/11/2014

10.31	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-Q	0-14225	10.2	2/8/2008

10.32*	Employment Agreement between Exar Corporation and Louis DiNardo	8-K	0-14225	10.1	2/6/2014

10.33*	Amendment No. 1 to Employment Agreement between the Company and Louis DiNardo, dated December 31, 2013	10-Q	001-36012	3.3	2/6/2014

10.34**	Amendment No. 2 to Employment Agreement between Exar Corporation and Louis DiNardo, dated October 15, 2014

10.35*	Employment Agreement between the Company and Ryan Benton, dated September 30, 2013	10-Q	001-36012	3.3	11/7/2013

10.36*	Letter Agreement Regarding Employment between the Company and Steve Bakos, dated May 21, 2012	10-K	0-14225	10.32	6/11/2014

10.37	Purchase and Sale Agreement dated July 9, 2013 between Exar Corporation and Ellis Partners LLC	10-Q	001-36012	10.2	8/6/2013

10.38*	Separation and Release Agreement between Exar Corporation and Parviz Ghaffaripour dated November 23, 2014	8-K	0-14225	10.1	11/28/2014

10.39*	Termination and Release Agreement between Exar Corporation and Robert Todd Smathers dated January 1, 2015	10-Q	001-36012	10.10	2/6/2015

10.40	Bridge Credit Agreement, dated May 27, 2014	8-K	0-14225	10.1	5/30/3014

10.41	Form of Parent Agreement	8-K	0-14225	10.1	4/30/3015

10.42	Form of Tender Agreement Guaranty	8-K	0-14225	10.2	4/30/2015

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP

24.1**	Power of Attorney. Reference is made to the signature page in this Form 10-K.

31.1**	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
**	Filed herewith.
***	Furnished herewith.
+	Related forms of Stock Option Grant and Exercise filed as part of an exhibit to Exar’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, and incorporated herein by reference.