Form 10-K/A
period 2015-03-29
EXAR CORP
filed 2015-07-30
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____ .

Commission File No. 0-14225

EXAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	94-1741481
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

48720 Kato Road, Fremont, CA 94538

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (510) 668-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 Par Value	The New York Stock Exchange, Inc.

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

explanatory note

Exar Corporation (“Exar”, the “Company”, “we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015, originally filed on June 5, 2015 (the “Original Form 10-K”). This Form 10-K/A is being filed solely to include the information required in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K.

The reference on the cover of the Original Form 10-K to the incorporation by reference to certain portions of the registrant’s definitive proxy statement for its 2015 annual meeting of shareholders into Part III of the Original Form 10-K is hereby deleted. All other information on the cover page to this Amendment remains unchanged. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K are hereby amended and restated in their entirety and Part IV, Item 15 of the Original Form 10-K is hereby amended to reflect the new certifications filed by our principal executive officer and our principal financial officer as exhibits to this Form 10-K/A. Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Form 10-K/A, and this Form 10-K/A does not otherwise reflect events occurring after June 5, 2015, which is the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Certain information regarding our current Directors is set forth below. The term of office for each of our Directors expires at the 2015 Annual Meeting of Stockholders. There is no family relationship between any of our Directors or executive officers and there are no arrangements or understandings between any of our Directors and any other person pursuant to which such Director was or is to be selected as a Director (other than such arrangements or understandings with such Directors acting solely in their capacities as such).

Name	Age	Director Since	Position with Exar	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee	Independence
Behrooz Abdi	54	2012	Director	X		X	Y
Izak Bencuya	61	2009	Director	X	C		Y
Louis DiNardo	55	2012	Chief Executive Officer and President, Director				N
Pierre Guilbault	61	2007	Director				N
Brian Hilton	72	2007	Director	C		X	Y
Richard L. Leza	68	2006	Chairman of Board		X	C	Y
Gary Meyers	50	2008	Director	X	X		Y

A brief description of the principal occupation, position and business experience, including other public company directorships, for at least the past five years of each of our current directors is set forth below.

BEHROOZ ABDI

Mr. Abdi became a director on September 26, 2012. Mr. Abdi has been providing executive leadership and funding to various early stage companies focused on clean energy technologies, semiconductors, mobile applications, and related services since December 2011. As of October 24, 2012, Mr. Abdi is Chief Executive Officer and President of InvenSense Inc., a publicly traded company providing MotionTracking™ devices for consumer electronics products. He currently serves as a director at Tabula Inc., a privately held company. From November 2009 to December 2011, Mr. Abdi served as Executive Vice President at NetLogic Microsystems Inc., a provider of high performance intelligent semiconductor solutions for next generation networks (acquired by Broadcom Corporation). From November 2007 to November 2009, Mr. Abdi was President and CEO at RMI Corporation, a software and support company. From March 2004 to November 2007, he was Senior Vice President and General Manager for Qualcomm Incorporated, a company providing 3G and next-generation mobile technologies. From July 1985 to December 2004, Mr. Abdi served in a number of executive management and engineering positions with Motorola Inc., a company providing integrated communications and embedded electronic solutions. He holds a B.S.E.E. from Montana State University and M.S.E.E. from Georgia Institute of Technology. Among other qualifications, Mr. Abdi brings extensive technological experience, knowledge and background in the clean energy technologies, semiconductor and mobile applications industries and related fields, to the Board of Directors.

IZAK BENCUYA

Izak Bencuya became a director of the Company in February 2009. Dr. Bencuya is an independent consultant on Energy and Power Management in Alternative Energy Applications. Dr. Bencuya was the Chief Executive Officer of Deeya Energy, a cleantech company dedicated to developing and manufacturing electrical energy storage systems, from June 2008 until April 2010. He worked for 13 years at National Semiconductor and then was the Executive Vice President of Fairchild Semiconductor and the General Manager of the Functional Power Products Group in San Jose, California until the end of 2007. Dr. Bencuya has over 25 years of power semiconductor industry experience. He began his career at Yale University where he researched ultra thin oxide MOS devices. Dr. Bencuya later worked at GTE Laboratories and Siliconix in various research and management roles to develop and market leading edge Power Devices, such as MOSFETs, IGBTs and SITs. He joined Fairchild Semiconductor in 1994 to start the Power Products business which grew to be a $950 million annual revenue business under his leadership providing Power Semiconductor solutions for all power supply applications in the computing, communications, industrial, consumer and automotive markets. Dr. Bencuya has a B.S. in Electrical Engineering from Bogazici University in Istanbul, Turkey and an M.S. and PhD in Engineering and Applied Science from Yale University. He is a member of the IEEE Electron Device Society. Dr. Bencuya holds 22 patents and has been published extensively in the electronics field. Among other qualifications, Dr. Bencuya brings extensive technological experience, knowledge and background in the semiconductor industry and related fields, to the Board of Directors.

LOUIS DINARDO

Louis DiNardo became a director of the Company in January 2012, when he became our Chief Executive Officer and President. In August 2013, Mr. DiNardo was elected to the board of directors of Quantum Corporation, where he currently serves as Chair of Quantum’s Corporate Governance and Nominating Committee. Prior to joining Exar, he was a Partner at Crosslink Capital, a stage-independent venture capital and growth equity firm based in San Francisco, which he joined in January of 2008 and focused on semiconductor and alternative energy technology investment in private companies. Mr. DiNardo was a partner at VantagePoint Venture Partners from January of 2007 through January of 2008. Mr. DiNardo was President and Chief Operating Officer at Intersil Corporation from January 2005 through October 2006. Prior to his promotion, Mr. DiNardo held the position of Executive Vice President of the Power Management Business at Intersil. He held the position of President and Chief Executive Officer, as well as Co-Chairman of the Board of Directors at Xicor Corporation, a public company, from 2000 until Intersil acquired the company in July of 2004. Mr. DiNardo spent thirteen years at Linear Technology where he was Vice President of Worldwide Marketing and General Manager of the Mixed-Signal Business Unit. He began his career in the semiconductor industry at Analog Devices Incorporated where he served for eight years in a variety of technical and management roles. Mr. DiNardo holds a B.A. from Ursinus College, 1981. Among other qualifications, Mr. DiNardo brings extensive experience as an executive and board member of technology companies, as well as his commitment and operational knowledge as our Chief Executive Officer and President, to the Board of Directors.

PIERRE GUILBAULT

Pierre Guilbault became a director of the Company upon the acquisition of Sipex Corporation (“Sipex”) by the Company in August 2007. Mr. Guilbault served as a member of Sipex’s board of directors from September 2006 to August 2007. He has been with Future Electronics Inc. (“Future”), the Company’s largest distributor and an affiliate of the Company’s largest stockholder, since October 2002 as Executive Vice President and Chief Financial Officer. Prior to joining Future, Mr. Guilbault was Executive Vice President and Chief Financial Officer of My Virtual Model, Motion International Inc. and Steinberg, Inc. Mr. Guilbault became a Chartered Accountant in 1981 and earned a bachelor’s degree in Business Administration from University of Quebec at Montreal. Among other qualifications, Mr. Guilbault brings extensive finance experience in both high-technology and other industries as well as related international business experience, including service as a public company chief financial officer, to the Board of Directors.

bRIAN HILTON

Brian Hilton became a director of the Company through the acquisition of Sipex by the Company in August 2007. Mr. Hilton served as a member of Sipex’s board of directors from July 2004 to August 2007 and as the Chairman of the board of directors of Sipex from October 2006 to August 2007. He has over 35 years of experience in the semiconductor industry. Mr. Hilton has been retired since 2002. From 1997 to 2002, Mr. Hilton was President of Avnet Electronics Marketing, a global electronics distributor. In this role, Mr. Hilton was responsible for building Avnet’s Asian business and expanding its presence in Europe, the Middle East and Africa. Prior to Avnet, Mr. Hilton spent 30 years at Motorola, Inc., reaching the position of Corporate Vice President and Director of Worldwide Sales and Marketing for Motorola Semiconductor Products Sector (“SPS”). From 1979 to 1981, Mr. Hilton served as Vice President Finance & Administration for Motorola SPS. From 1976 to 1978, Mr. Hilton served as the Vice President and Corporate Controller for Motorola Canada Limited. From 1969 to 1971, Mr. Hilton served as Division Controller for the Motorola Automotive Products Division. From 1964 to 1967, Mr. Hilton participated in the General Motors financial management program. Mr. Hilton currently serves as a director of Border States Electric. Mr. Hilton graduated with a BA from the University of Manitoba. Among other qualifications, Mr. Hilton brings extensive finance and accounting experience in both high-technology and other industries, in particular strong channel experience, to the Board of Directors.

RICHARD L. LEZA

Richard L. Leza became a director of the Company in October 2005 and was elected Chairman of the Board in September 2006. He was appointed as the acting Chief Executive Officer and President (Interim) of the Company in February 2007, and he served in that position until August 2007. In November 2011, Mr. Leza was appointed interim Chief Executive Officer and President and served in this capacity until January 2, 2012. Mr. Leza was the founder, Chairman and Chief Executive Officer of AI Research Corporation, an early stage venture capital firm specializing in the areas of business-to-business software, information technology, medical devices and medical analytical software applications. Mr. Leza served in such position, which was his principal occupation and employment, from 1988 to 2007. He was also the co-founder, past Chairman and past President of Hispanic-Net, a non-profit organization. From 1998 to 2001, Mr. Leza was the co-founder, Chairman and Chief Executive Officer of CastaLink, Inc., a provider of a web-based supply chain collaboration solution. From 1997 to 1999, Mr. Leza served as co-founder, Chairman and Chief Executive Officer of NucleoTech Corporation, an application software company focused on digital image-driven analytical DNA software solutions. From 1982 to 1988, he was co-founder, Chairman and Chief Executive Officer of RMC Group, Inc., which provided management and research services for public and private technology companies. Mr. Leza was a board member of the Stanford Graduate School of Business Advisory Council from 2001 to 2007 and is Emeriti Director of the New Mexico State University Foundation Board. Mr. Leza served as a director of AI Research Corporation from 1988 to 2008. Mr. Leza is now a member of the SEC Advisory Committee on Small and Emerging Companies. He is a three time member of Hispanic Business Magazine’s top 100 influential Hispanics in the United States. He is the author of various publications, writing on topics such as exporting, venture capital and developing business plans. Mr. Leza earned an MBA from the Stanford University Graduate School of Business and a B.S. in Civil Engineering from New Mexico State University. Among other qualifications, Mr. Leza brings financial expertise as well as a valuable and different perspective due to his broad technology background and experience in venture capital to the Board of Directors.

GARY MEYERS

Gary Meyers became a director of the Company in May 2008. In April 2012, Mr. Meyers became President and Chief Executive Officer, and member of the board of directors of FusionOps, a provider of cloud based supply chain analytics solutions. Mr. Meyers served as Vice President and General Manager, Synplicity Business Group of Synopsys, Inc., a leading supplier of EDA software from May 2008 through April 2010. From October 2004 until its acquisition by Synopsys in May 2008, Mr. Meyers served as President and Chief Executive Officer of Synplicity, Inc., a public company supplying EDA tools for the programmable logic market, and from January 2005 until its acquisition as a member of the board of directors of Synplicity. From August 2004 to October 2004, he served as Synplicity’s President and Chief Operating Officer, and from November 1999 to August 2004, Mr. Meyers served as Synplicity’s Vice President of Worldwide Sales. Mr. Meyers served on the board of directors of Oasys Design Systems, an Electronic Design Automation (EDA) firm from February 2011 through its acquisition by Mentor Graphics Corporation in January 2014. Mr. Meyers also served on the board of directors of Mentor Graphics Corporation from May 2011 to May 2012 and on the board of directors of SpiraTech Limited prior to its acquisition by Mentor Graphics Corporation. He also held a number of senior sales and marketing management positions at LSI Corporation, a semiconductor firm, from 1988 through 1997. Mr. Meyers has an MBA from UCLA, and he received his BSEE, Summa Cum Laude, from the University of Maryland. Among other qualifications, Mr. Meyers brings extensive experience in the semiconductor industry, in particular a strong systems level background, as well as executive leadership experience, to the Board of Directors.

Executive Officers and Significant Employees

Certain information regarding our current executive officers is set forth below.

Name	Age	Position

Louis DiNardo	55	President, Chief Executive Officer and Director
Ryan A. Benton	44	Senior Vice President and Chief Financial Officer
Ning Chang	64	Senior Vice President of Sales - Greater China
Daniel W. Wark	59	Vice President, Worldwide Operations
James Lougheed	37	Vice President, Component Products

Certain information regarding our significant employees is set forth below.

Name	Age	Position

Diane Hill	58	Vice President, Human Resources
Jessica Wu	31	Legal Counsel, Corporate Secretary

LOUIS DINARDO

See above.

RYAN A. BENTON

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

NING CHANG

Ning Chang was appointed Senior Vice President of Sales – Greater China in August of 2014 following the acquisition of Integrated Memory Logic Limited (“iML”), where he served as General Manager and SVP Sales from 2010 to 2013. Dr. Chang joined iML in 2008 as Vice President of Sales where he helped to grow the iML revenue, mainly in Taiwan and China. Prior to iML, Dr. Chang was the General Manager of Analog Power 2004 which was acquired by AATI in 2006. Dr. Chang helped to start BCD Semi in 2001. Dr. Chang has held RD and application positions in the Silicon Valley for over 20 years. He holds a BSEE from National Taiwan University and a PhD from Purdue University. Dr. Chang was the International Advisor of CASPA and President of CASPA from 1998-1999 (Chinese American Semiconductor Professional Association).

DIANE HILL

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

DANIEL W. WARK

Daniel W. Wark was appointed Vice President, Worldwide Operations in December 2014 after serving as Exar’s Division Vice President of Supply Chain Management since April 2012. Mr. Wark’s experience in manufacturing spans over 35 years. During the 12 years immediately prior to joining Exar, he held the position of Vice President of Operations for both Amalfi Semiconductor Inc. and Volterra Semiconductor Corporation. His career also includes various management positions at Pericom Semiconductor Corporation, Linear Technology Corporation, National Semiconductor Corporation and Avantek. Mr. Wark is currently Chairman of the GSA Supply Chain Committee and holds a bachelor’s degree in Business Administration from San Jose State University.

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

JESSICA WU

Jessica Wu was appointed legal counsel in August of 2014 following the acquisition of Integrated Memory Logic Limited (“iML”), where she had served as corporate counsel and secretary since 2011. She was appointed as corporate secretary of the Company in February 2015. Ms. Wu has experience with Taiwan companies and helping them maintain their public status and experience in the semiconductor industry. Prior to iML, she worked at Thoits, Love, Hershberger and McLean, Kirkland & Ellis LLP, and clerked for Judge McAdams at the Sixth District Federal Court of Appeals. Ms. Wu holds a JD from Santa Clara University School of Law and a BA from University of California, Berkeley.

Audit Committee

The Audit Committee currently consists of four (4) directors: Messrs. Hilton (Chair), Abdi, Bencuya and Meyers. The Audit Committee reviews financial reports, the Company’s system of internal control over financial reporting and the Company’s auditing, accounting and financial processes. The Audit Committee’s primary duties and responsibilities as described in its charter are to: (i) appoint our independent registered public accounting firm, evaluate our independent registered public accounting firm’s qualifications, independence and performance and approve the compensation of our independent registered public accounting firm, (ii) review and discuss with management and our independent registered public accounting firm the Company’s audited financial statements and the effectiveness of the Company’s internal control over financial reporting; (iii) review and pre-approve any proposed related-party transactions and/or affiliated transactions and (iv) oversee our risk management process. The Board of Directors has determined that Mr. Hilton is an “audit committee financial expert” as defined by Item 407 of SEC Regulation S-K, that each Audit Committee member has sufficient knowledge in reading and understanding the Company financial statements to serve on the Audit Committee and that each member of the Audit Committee is an “independent director” as currently defined under the NYSE listing standards and is “independent” as that term is defined in SEC Rule 10A-3.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 29, 2015, all of our executive officers, directors and greater than ten percent (10%) stockholders complied with applicable Section 16(a) filing requirements during the fiscal year ended March 29, 2015, except for the late filing of Form 4s related to awards made on October 1, 2014 to Messers Abdi, Bencuya, Guilbault, Hilton, Leza and Meyers.

Corporate Governance Principles and Code of Ethics

Our Board has adopted Corporate Governance Principles that guide its actions with respect to, among other things, the composition of the Board and its decision-making processes, Board meetings and the involvement of management, the Board’s standing committees and procedures for appointing members of the committees, and its performance evaluation of our Chief Executive Officer. In addition, the Board has adopted a Code of Business Conduct and Ethics, referred to as the Code of Ethics, which applies to all of our employees, directors and officers, and a Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers. The Code of Ethics and Code of Ethics for Principal Executives, Executive Management and Senior Financial Officers, as applied to our principal executive officer, principal financial officer and principal accounting officer, constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” within the meaning of the listing standards of the NYSE. These documents are reviewed and revised on a periodic basis and are available in the Investors section of our corporate website, www.exar.com, under the Corporate Governance tab. Stockholders may obtain a copy of any of these documents free of charge by submitting a written request to: Exar Corporation, 48720 Kato Road, Fremont, California 94538, Attn: Investor Relations, M/S 210. We intend to post any amendments to the codes and policy, as well as any waivers that are required to be disclosed by the rules of the SEC or the NYSE, on the Company’s website or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as the Company’s principal executive officer or the Company’s principal financial officer during fiscal year 2015, as well as the Company’s three other most highly compensated executive officers during fiscal year 2015 who were serving as executive officers at the end of the fiscal year and two other former executives whose employment with the Company terminated during the fiscal year. These individuals are listed in the Summary Compensation Table below and are referred to herein as the “Named Executive Officers.”

The Company’s executive compensation programs are determined and approved by the Company’s Compensation Committee. The Compensation Committee currently consists of three directors: Messrs. Bencuya (Chair), Leza and Meyers. None of the Company’s Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of the Company’s Chief Executive Officer and President in setting compensation levels for the Company’s other executive officers.

Executive Summary

As described more fully in the Compensation Discussion and Analysis section below, the objectives of our executive compensation program are to allow us to recruit and retain superior talent, to create a direct relationship between executive compensation and performance, and to create proper incentives to enhance the value of the Company and reward superior performance.

In furtherance of these objectives, the Company’s executive compensation program includes a number of features intended to reflect best practices in the market and help ensure that the program reinforces stockholder interests by linking the compensation we pay to our executives directly to our performance. These features include the following:

●

Under the executive compensation arrangements approved for Mr. DiNardo, approximately 50% of his target total direct compensation for fiscal year 2015 is performance-based and/or linked to the value of the Company’s stock price. As used herein, the term “total direct compensation” means the aggregate amount of an executive’s base salary, target annual incentive awards, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s financial reporting.

●

During fiscal 2015, we amended a time-based equity award previously granted to Mr. DiNardo so that 50% of the award will vest only if certain financial performance goals in connection with the integration of iML following its acquisition by the Company are achieved by the end of the first quarter of fiscal year 2016. If the goals are met, the time-based vesting requirements of this portion of the award continue to apply so this portion would remain scheduled to vest at the end of fiscal year 2017.

●

The long-term incentive equity awards granted to the other Named Executive Officers in fiscal year 2015 consisted of stock options which are subject to multi-year vesting schedules and have value only if the Company’s stock price increases over the vesting period and awards of restricted stock units that are subject to multi-year vesting schedules which provide an additional retention incentive. Certain of these awards also include performance-based vesting requirements linked to the long-term growth and development of the Company. These equity awards are intended to further align the interests of the Company’s executives with those of stockholders.

●

Annual incentive awards for executives are subject to achievement of specific short-term goals deemed important to our long-term growth and success. These awards are determined based on multiple financial goals, and no incentives are paid unless the Company achieves specific threshold levels of performance. The performance goals established under the program are intended to be challenging, and consistent with our pay-for-performance philosophy. As described in more detail below, based on the Company’s financial performance in fiscal year 2015, annual incentive awards for the Named Executive Officers under the management incentive program were paid at 105% of their target levels.

●

Annual incentive awards are also generally granted in the form of restricted stock units, rather than cash bonuses, and thus further link the interest of executives with those of stockholders as the value of the bonus opportunity fluctuates with the Company’s stock price over the corresponding year. The awards (if payable) are subject to maximum payout amounts.

●

The Company has certain stock ownership guidelines applicable to the Participating Executives (as defined below under “Executive Stock Ownership Guidelines”), which were adopted in September 2012, and the Non-Employee Directors, which were adopted in May 2007. Under the guidelines, the Participating Executives are expected to own 14,000 shares of Company common stock within three years of being named a Participating Executive. Non-Employee Directors are expected to own 14,500 shares of Company common stock within three years of such director’s appointment or election.

●	Our employment agreements with Mr. DiNardo and Mr. Benton contain certain claw-back provisions, as more fully described below under “Description of Employment Agreements.”

●	The Company’s compensation arrangements for the Named Executive Officers do not contain any tax gross up provisions.

●	The Company prohibits short sales and transactions in derivatives of Company securities, including hedging transactions, for all directors and officers of the Company.

Our executive compensation program has been carefully designed to support our long-term business strategies and drive creation of stockholder value. We believe that it is aligned with the competitive market for talent, very sensitive to Company performance and structured to provide long-term incentives to maintain and improve the Company’s long-term profitability. We believe the program delivers reasonable pay which is strongly linked to Company performance over time and compares favorably with the compensation programs of our peer companies.

Executive Compensation Program Objectives and Overview

The Compensation Committee conducts periodic reviews of the Company’s executive compensation programs to help ensure that:

●

the program is designed to achieve the Company’s goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability;

●	the program fairly rewards performance which is tied to creating stockholder value; and

●	the program provides compensation levels that are reasonable in light of the executive compensation programs of similar companies.

The Company’s current executive compensation program is based on three components, which are designed to be consistent with the Company’s compensation philosophy: (1) base salary; (2) annual incentive awards; and (3) long-term incentive equity awards, which may include stock options and awards of restricted stock units that are subject to time-based and/or performance-based vesting requirements. The Company also provides severance benefits to certain Named Executive Officers if their employment terminates under certain circumstances. The Company does not provide any material perquisites to the Named Executive Officers.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, severance and other termination benefits are primarily intended to attract and retain highly qualified executives by providing fixed levels of compensation where the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined by reference to base salary may increase from year to year depending on performance, among other things). The Company believes that providing predictable compensation as a component of total compensation helps the Company to attract and retain top executives and reward their continued productive service. Annual incentive awards are primarily intended to motivate the Named Executive Officers to achieve specific short-term strategies and operating objectives, while the Company’s long-term incentive awards are primarily intended to align the Named Executive Officers’ long-term interests with stockholders’ long-term interests (although annual incentive awards paid in the form of equity also serve to further align the interests of executives with those of stockholders). Annual and long-term incentive awards are designed to reward performance and thus the creation of stockholder value, although the Company believes these elements of its executive compensation program also help the Company to attract and retain top executives.

The Compensation Committee believes that performance-based compensation such as annual and long-term incentives play a significant role in aligning management’s interests with those of the Company’s stockholders. For this reason, these forms of compensation are generally paid to executives in the form of equity and constitute a substantial portion of each of the Named Executive Officers’ potential compensation. For example, as noted above, the Compensation Committee approved executive compensation arrangements for Mr. DiNardo that are intended to result in approximately 50% of his target total direct compensation for fiscal year 2015 being performance-based and/or linked to the value of the Company’s stock price, with his base salary constituting the balance of his target total direct compensation. The Company’s compensation packages are designed to promote teamwork, initiative and resourcefulness by setting specific performance goals for the Company’s executive team and linking their compensation directly to the achievement of those goals.

Compensation Consultants; Review of Compensation Data

From time to time as the Compensation Committee deems appropriate, it retains independent compensation consultants to help identify appropriate peer group companies and to obtain and evaluate current executive compensation data. In fiscal year 2015, the Compensation Committee engaged Compensia, Inc. (“Compensia”) to conduct an independent analysis of executive compensation, including a comprehensive market analysis of total direct compensation, a review of the Company’s peer group, and a summary of executive compensation trends. The Compensation Committee utilized the data provided by Compensia, including data related to the peer companies below, and data from Radford’s Global Technology Survey, in making executive compensation decisions for fiscal year 2015. The Radford Global Technology Survey is a broad-based compensation survey that also covers executive level positions, and in which a large number of high-tech companies (in particular semiconductor companies) participate, including many of the peer companies listed below. In reviewing this survey data, the Compensation Committee does not focus on any particular company used in the survey. Other than their services for the Compensation Committee, Compensia did not provide any consulting services to the Company or management during fiscal year 2015. The Compensation Committee has assessed the independence of Compensia and has concluded that its engagement of this firm does not raise any conflict of interest with the Company or any of its directors or executive officers.

In February 2015, the Compensation Committee approved the following group of companies, which was based on recommendations made by Compensia, as peer companies in making its compensation decisions:

Applied Micro Circuits Corporation	Lattice Semiconductor Corporation
Cavium, Inc.	MaxLinear Inc
Cirrus Logic, Inc.	Micrel Inc.
Entropic Communications, Inc.	Pericom Semi Corp
DSP Group, Inc.	Power Integrations, Inc.
Ikanos Communications, Inc.	Sigma Designs, Inc.
Inphi Corporation	Silicon Image, Inc.
Integrated Device Technology, Inc.	Silicon Laboratories Inc.
Intersil Corporation	Vitesse Semiconductor Corporation
IXYS

This group is generally the same as the peer companies used for fiscal year 2014 and 2013 compensation decisions, except that two companies (DSP Group, Inc. and Pericom Semi Corp.) were added and several companies were removed in light of the factors discussed below. In selecting these peer companies, the Compensation Committee focused on industry leaders with which we compete for executive and engineering talent, as well as companies that have similar growth potential and compete in the same market space as the Company.  Given our diverse product offering, the Company faces competitive challenges from a broad range of companies, including many companies with greater product portfolios and market share, and a broader range of customer engagements.   As such, the Compensation Committee believes it is important for the Company to provide compensation packages that are competitive in order to retain and incentivize key talent that the Company believes will contribute to its long-term success and creation of shareholder value. Although the peer group includes certain companies that are larger than the Company, the Compensation Committee takes the size of the peer companies into account in evaluating their programs and considers their compensation levels on an adjusted basis. These adjustments are intended to avoid the “ratcheting up” of executive pay that may occur when larger companies are used to evaluate compensation programs.

The Company views its current executive compensation program as one in which the individual components combine together to create a total compensation package for each Named Executive Officer that the Company believes achieve its compensation objectives. In general, in determining total target compensation levels, the Compensation Committee considers a number of factors such as individual performance, experience, peer practices and market trends/data. The Compensation Committee, however, retains discretion to set compensation targets at such levels as it deems appropriate to attract and retain highly qualified executives, and except as otherwise noted in this Compensation Discussion and Analysis, decisions by the Compensation Committee are subjective and the result of the Compensation Committee’s business judgment, which is informed by the experiences of the members of the Compensation Committee as well as analysis and input from, and comparable peer data provided by, the Compensation Committee’s independent compensation consultants.

Role of Stockholder Say-on-Pay Votes

The Company provides its stockholders with the opportunity to cast an annual advisory vote to approve its executive compensation program (referred to as a “say-on-pay proposal”). At the annual meeting of stockholders held in September 2014, approximately 96% of the votes actually cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes this result affirms stockholders' support of the Company’s approach to executive compensation, and generally did not change its approach in fiscal year 2015. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay proposals when making future compensation decisions for the named executive officers.

CEO Employment Agreement Amendment

In October 2014, the Compensation Committee approved an amendment to the terms of a restricted stock unit award granted to Mr. DiNardo in December 2013 pursuant to his employment agreement with the Company. The amendment modified the terms of the award so that 50,000 of the total 100,000 restricted stock units subject to the award will vest only if certain performance goals related to the acquisition of iML are achieved by the end of the first quarter of fiscal year 2016. If the goals are achieved, vesting of this portion will remain subject to Mr. DiNardo’s continued employment with the Company through the end of fiscal year 2017.

In approving this amendment, the Compensation Committee determined that it was consistent with the Company’s compensation philosophy of linking a substantial portion of each executive officer’s compensation opportunities to performance and increases in long-term stockholder value and would help promote the integration of iML’s operations with those of the Company.

For more information on Mr. DiNardo’s employment agreement, please see “Description of Employment Agreements” below.

Current Executive Compensation Program Elements

Base Salaries

Salaries for the Named Executive Officers are reviewed by the Compensation Committee on an annual basis. In setting specific salary levels for the Company’s executive officers, the Compensation Committee assesses the executive’s past performance and expected future contributions to the Company and the executive’s responsibilities relative to the other executive officers. The Compensation Committee also refers generally to the salaries of similarly situated executives with comparable companies as reflected in the compensation data described above.

Mr. Chang received a salary increase from $150,000 to $225,000 in November 2014 to reflect his contributions and his increased responsibilities. Mr. Wark received a salary increase from $215,000 to $250,000 in November 2014 to reflect his contributions and his increased responsibilities in connection with his promotion to Vice President, Worldwide Operations. The Compensation Committee did not make any other adjustments to Named Executive Officers’ base salaries during fiscal year 2015 and believes the base salary levels of the Named Executive Officers generally are appropriate in view of competitive practices, the Company’s performance and the contribution of those officers to that performance.

Annual Incentive Programs

Historically, annual incentive compensation has been awarded to executive officers based upon multiple performance criteria, including evaluations of personal job performance and performance measured against objective business criteria. Annual incentives also promote retention as the executive is generally required to remain employed with the Company through the end of the fiscal year to receive payment of the incentive for that year. As described below under “Description of Employment Agreements,” the Company has entered into employment agreements with certain Named Executive Officers that provide for fixed annual target incentives each year (although the Compensation Committee may establish a greater target award for an executive as it deems appropriate). The amount the executive is entitled to receive is determined based on the performance factors specified for that year.

Fiscal Year 2015 Management Incentive Program

For fiscal year 2015, each of the Named Executive Officers (other than Mr. Chang) participated in the Company’s Fiscal Year 2015 Management Incentive Program (the “management incentive program”). For the reasons described below, the Compensation Committee determined at the end of the fiscal year that, based on the Company’s financial performance relative to the targets described below, a payout of 105% of each Named Executive Officer’s target incentive would be made under the management incentive program for fiscal year 2015.

As in prior years, each participant’s award under the management incentive program for fiscal year 2015 was denominated in and would be payable in shares of the Company’s common stock, subject to achievement of the performance goals described below. In approving the management incentive program, the Compensation Committee believed that this structure would help to further align executives’ interests with stockholder interests in two ways. First, the payment of incentives to participants in the program is tied to the Company’s achievement of specific operating goals as well as value-add individual objectives as established for that particular fiscal year. Second, the value of any incentives ultimately paid to participants will depend on the value of the Company’s common stock at the end of the fiscal year when the incentives are paid. In addition, the management incentive program is intended to promote retention as the executive generally must remain employed with the Company through the date incentives are paid under the program for the fiscal year to be eligible to receive an incentive payment for that year.

The incentive amounts payable to a participant under the management incentive program would be based on a Company performance factor, an individual performance factor and the participant’s target award. The Company performance factor would be based on the Company’s financial performance as measured against pre-established net revenue and earnings before income tax (“EBIT”) goals for the fiscal year. For these purposes, “revenue” and “EBIT” were calculated in accordance with generally accepted accounting principles, except that revenue was adjusted for deferred revenue write-down associated with acquisitions and EBIT for fiscal year 2015 was adjusted to exclude certain items from the Company’s EBIT such as all stock-based compensation expense, amortization of acquired intangible assets and technology licenses, fair value adjustment of acquired inventories, acquisition-related costs, separation costs, provision for dispute resolution, impairment of acquired intangible assets and restructuring charges and exit costs. Cash profit sharing costs were also excluded. The adjusted Revenue and EBIT measures referred to in this discussion are respectively referred to as “non-GAAP Revenue” and “non-GAAP EBIT”.

The Company performance factor under the executive incentive program would be determined using the following matrix:

Non-GAAP	115%	92%	98%	104%	109%	115%	121%	127%	132%	138%	144%
REVENUE	110%	88%	94%	99%	105%	110%	116%	121%	127%	132%	138%
	105%	84%	89%	95%	100%	105%	110%	116%	121%	126%	131%
	100%	80%	85%	90%	95%	100%	105%	110%	115%	120%	125%
	95%	56%	61%	66%	70%	95%	100%	105%	109%	114%	119%
	90%	52%	57%	61%	66%	90%	95%	99%	104%	108%	113%
		80%	85%	90%	95%	100%	105%	110%	115%	120%	125%
Non-GAAP EBIT

The Company’s non-GAAP Revenue would be used to determine the applicable row of the matrix, and the Company’s non-GAAP EBIT would be used to determine the Company performance factor within the applicable column. Accordingly, if the Company achieved 95% of the performance targets for both non-GAAP Revenue and non-GAAP EBIT for fiscal year 2015, the Company performance factor would be 70%. If the Company’s performance fell between two levels indicated in the chart above, the Company performance factor would be determined based on the lower of the two levels.The management incentive program provides that the maximum percentage that could be awarded for the Company performance factor was 144%.

The Board of Directors established the performance goals for non-GAAP Revenue and non-GAAP EBIT with the expectation that they would be met only if the Company performed at a high level during the fiscal year. As reflected in the chart above, the Company performance factor would be 0% and no annual incentives would be paid under the management incentive program if the Company did not achieve a minimum performance of at least 90% of the non-GAAP Revenue target and at least 80% in non-GAAP EBIT. In structuring the management incentive program, the Compensation Committee expected that substantial incentives would be paid under the program only if the Company performed at an extremely high level.

For fiscal year 2015, the Compensation Committee established a non-GAAP Revenue performance target of $171 million and a non-GAAP EBIT performance target of $14 million. At the end of the fiscal year, the Compensation Committee determined that the Company’s non-GAAP Revenue for fiscal year 2015 was $164.1 million (or 96% of the target revenue level), and the Company’s non-GAAP EBIT for fiscal year 2015 was $15.4 (or 110% of the target non-GAAP EBIT level). Accordingly, the Company performance factor for fiscal year was 105%.

For the individual performance factor of the management incentive program, the Compensation Committee established performance goals for each Named Executive Officer for fiscal year 2015 and determined each Named Executive Officer’s performance with respect to those goals, in each case after taking into account Mr. DiNardo’s recommendations (with respect to each participant in the program other than himself). For each Named Executive Officer, the principal individual performance goals were as follows: for Mr. DiNardo, to identify the top three Company core competencies and establish a consistent growth plan for each area, achieve an increase in revenue and profitability in power management, establish a leadership and succession plan, and develop a strategic plan for the DCS business including profitability; for Mr. Benton, prepare the fiscal year 2015 AOP and provide quarterly updates to the five year plan, develop a comprehensive sales and product line FP&A platform, provide quarterly product line analyses, business combinations and return on investment capital, and achieve $1.4 M in annualized G&A synergies results; for Mr. Lytle, present a plan to address strategic customer requirements in the surveillance market, develop a strategic plan including profitability for DCS, establish a manpower plan for the Systems business, and release the aCVI Camera Module and PCI-e Encoder Card; and for Mr. Wark, establish a quarterly shipment plan that supports the sales forecast, establish a quarterly inventory forecast, reduce operations overhead and meet all quarterly new product production goals. At the end of the fiscal year, the Compensation Committee evaluated each executive’s performance against these goals and assigned varying achievement factors.

Finally, each participant in the management incentive program for fiscal year 2015 was assigned a target share award. The Compensation Committee assigned each participant a target incentive, which was expressed as a percentage of the participant’s base salary. Mr. DiNardo’s employment agreement provides that his target incentive would be 100% of his base salary, and Mr. Benton’s employment agreement provides that his target incentive would be 50% of his base salary. For fiscal year 2015, the Compensation Committee determined that for Messrs. Lytle and Wark, the initial target incentive would be 40% of the executive’s base salary (with Mr. Wark’s incentive under the program being prorated for the portion of the fiscal year he served as an executive officer as described below). The Compensation Committee believes, in its judgment, that these target levels provide appropriate levels of incentive in view of competitive practices. The target incentive amounts were then converted into a number of shares determined by dividing the target incentive by $11.95 which was the closing value of Common Stock on the first day of the 2015 fiscal year and which the Compensation Committee believed would create an additional incentive for participants to work to increase the Company’s stock price during the fiscal year and create value for its stockholders. Messrs. Melendrez and Smathers participated in the management incentive program for fiscal year 2015, but did not receive any payment under the program as their employment with the Company terminated during the fiscal year.

Prior to Mr. Wark’s appointment as an executive officer effective January 1, 2015, he participated in the Company’s key employee incentive program. The structure of the program is similar to the management incentive program described above, with each participant’s target incentive being denominated in shares of the Company’s common stock and the award amount being determined based on the achievement of the financial performance of the participant’s business unit or division and the participant’s individual performance, in each case as determined by the Compensation Committee. Upon his appointment as an executive, Mr. Wark started to participate in the management incentive program. His incentive under the management incentive program was prorated for the portion of the fiscal year he served as an executive.

As noted above, the Compensation Committee determined at the end of the fiscal year that, based on the Company’s financial performance relative to the targets described above, the final payout percentages for each of the Named Executive Officers under the management incentive program was 105%. In addition, the Compensation Committee determined that 20% of each participant’s final award amount would be paid in cash as opposed to shares. The share award is then calculated with 24% based on the achievement of the individual performance factor, while the remaining 56% is subject to the Company’s overall performance factor, as defined above. All of the named executives, with the exception of Mr. DiNardo, achieved their individual performance factor. Accordingly, the Compensation Committee approved the following payments to each of the Named Executive Officers who participated in the plan: Mr. DiNardo, $126,000, 37,636 shares; Mr. Benton, $35,175, 11,774 shares; Mr. Lytle, $21,000, 7,029 shares; and Mr. Wark, $14,021, 4,693 shares.

Mr. Chang did not participate in the management incentive program for fiscal year 2015. As an employee of iML prior to its acquisition by the Company, Mr. Chang participated in iML’s annual bonus plan and was a paid a total bonus of $56,275 under the plan by the Company for the fiscal year.

In addition to the annual incentive program, the Compensation Committee may from time to time award discretionary bonuses in such circumstances as it deems appropriate. In connection with the iML integration, the Compensation Committee approved one-time bonuses to Mr. Benton and Mr. Melendrez of $40,000 and $20,000, respectively.

Long-Term Incentive Program

The Company’s policy is that the long-term compensation of the Named Executive Officers and other executive officers should be directly linked to the ongoing effort to create value for the Company’s stockholders. Therefore, the Company has historically made annual grants of stock options and restricted stock unit awards to provide further incentives to the Company’s executives to help increase stockholder value. The Compensation Committee bases its award grants to executives each year on its subjective assessment of the following factors:

●	the executive’s position with the Company and total compensation package;

●	the executive’s performance of his or her individual responsibilities

●	the executive’s ability to contribute to the Company’s ongoing efforts to create value for stockholders;

●	the value of the executive’s outstanding (unvested) equity;

●	the equity participation levels of comparable executives at comparable companies; and

●	the executive’s contribution to the success of the Company’s financial performance.

In addition, the Compensation Committee also considers, as general information in determining the size, frequency and type of long-term incentive grants, the tax consequences of the grants to the Company, the accounting impact of the grants to the Company and, most importantly, the potential dilutive effects of the grants to the Company’s stockholders.

Long-term incentive award grants are generally approved at the meeting of the Compensation Committee held each fiscal year in conjunction with the Company’s annual meeting of stockholders. This meeting is scheduled well in advance and typically held in September. Other than grants made in connection with the hiring or promotion of employees or other special circumstances, the Compensation Committee generally does not grant equity awards at any other time during the year.

All long-term incentive award grants are approved by the Compensation Committee, except the Compensation Committee has delegated to the Chief Executive Officer the authority to approve option grants to new employees (other than executive officers) using grant levels previously approved by the Compensation Committee. In each case, grants approved by the Compensation Committee or the Chief Executive Officer do not become effective (i.e. the date of grant does not occur) until the first trading day of the month following the month in which the grant was approved. The Compensation Committee has implemented this process to help ensure that option grants are made on a regular and consistent basis without regard to stock price performance or the Company’s release of material, nonpublic information.

Stock Options. The Company generally makes a portion of the Company’s long-term incentive grants to Named Executive Officers in the form of stock options with an exercise price that is equal to the closing price of the Company’s Common Stock on the grant date. Thus, the Named Executive Officers will only realize value on their stock options if the stock price increases during the period between the grant date and the date the stock option is exercised. The stock options also function as a retention incentive for the Company’s executives as they typically vest ratably on each annual anniversary over the four-year period after the date of grant.

Restricted Stock Units. The Company may also grant long-term incentive awards to Named Executive Officers in the form of restricted stock units. In general, the restricted stock units vest annually on the anniversary of the grant date over a period of three years following the date of grant and, upon vesting, are paid in shares of the Company’s Common Stock. Thus, the units are designed both to further link executives’ interests with those of the Company’s stockholders as the units’ value is based on the value of the Company’s Common Stock and to provide a long-term retention incentive for the vesting period as they generally have value regardless of stock price volatility.

Performance Stock Units. The Company may also grant long-term incentive awards to Named Executive Officers in the form of performance stock units. These performance stock units will generally vest only if the Company or individual achieves certain pre-established goals during the fiscal year. Thus, the units provide executives an additional incentive to help the Company achieve specific financial or strategic objectives for the fiscal year that are intended to promote long-term growth of the Company and create value for the Company’s stockholders. They also provide a retention incentive as the executive must be employed with the Company through the performance period to be eligible to vest in the units if the performance criteria are satisfied and, in many cases, the units credited to the executive based on performance are subject to a multi-year time-based vesting schedule after the end of the performance period.

Fiscal Year 2015 Equity Grants

The Compensation Committee approved the grant of an option to purchase 25,000 shares of the Company’s common stock to Mr. Benton in November 2014, subject to a four-year vesting schedule. In addition, the Compensation Committee approved a grant of 40,000 restricted stock units to Mr. Benton in December 2014 that would vest in one installment at the end of fiscal year 2018, subject to Mr. Benton’s continuous employment with the Company through the vesting date. These grants were made to Mr. Benton in recognition of his services rendered above his functional requirements and to provide him an additional retention incentive.

The Company also granted two equity awards to Mr. Chang in connection with his expanded scope of responsibilities in November 2014. He received an option to purchase 25,000 shares of the Company’s common stock that is subject to a four-year vesting schedule and an award of 10,000 performance restricted stock units that is eligible to vest based on revenue generated by iML products achieving specified levels for the four-quarter period ending with the second quarter of fiscal year 2016. If the goals are met, the award is subject to a three-year vesting schedule, thus providing further incentives for Mr. Change to achieve the applicable performance goals and to continue employment with the Company.

The Company also granted equity awards to Mr. Wark in connection with his promotion to Vice President, Worldwide Operations in November 2014. He received an option to purchase 25,000 shares of the Company’s common stock that is subject to a four-year vesting schedule and an award of 25,000 performance restricted stock units that is eligible to vest based on the achievement of specified operational goals by the end of fiscal year 2016. If the goals are met, the award is subject to a three-year vesting schedule, thus providing further incentives for Mr. Wark to achieve the applicable performance goals and to continue employment with the Company. In addition, Mr. Wark was granted an option to purchase 16,800 shares of the Company’s common stock in September 2014, subject to a four-year vesting schedule, to provide an additional retention incentive.

In connection with the termination of their employment in January 2015, the Company negotiated separation agreements with Mr. Melendrez and Mr. Smathers. The terms of these agreements are described below under “Potential Payments Upon Termination or Change in Control” and include the grant of certain equity awards. In the case of Mr. Melendrez, he received a grant of fully-vested restricted stock units as part of his severance payment and an additional grant of restricted stock units that will vest over the one-year period following the grant date, subject to his continuing to provide consulting services to the Company as provided in the separation agreement. In the case of Mr. Smathers, he also agreed to provide consulting services to the Company following his termination and received a grant of restricted stock units that will vest subject to his continued services during the consulting period.The Compensation Committee determined these grants were appropriate to help secure transitional consulting services by these executives following their termination and as part of their overall severance packages.

For more information regarding the equity awards granted to the Named Executive Officers in fiscal year 2015, please see “Grants of Plan-Based Awards” below.

Vesting of Prior Years’ Performance Grants

As described in detail in the Company’s prior proxy statements, Mr. DiNardo was granted an award of 300,000 performance restricted stock units in April 2012 under his employment agreement. This award consists of three equal tranches of 100,000 units that are eligible to vest if the Company achieves certain performance objectives for the 2013, 2014 and 2015 fiscal years. Specifically, the vesting of each tranche is contingent on the Company achieving performance targets for non-GAAP EBIT and, in the case of the tranches for the 2014 and 2015 fiscal years, revenue targets, in each case as established by the Compensation Committee. If the Company achieves the performance objectives for a specific fiscal year, the tranche for such fiscal year will vest in three annual installments (measured from the beginning of the fiscal year to which the performance goals for that tranche relate) only if Mr. DiNardo remains employed with the Company through the applicable vesting date. The third tranche of the award would be eligible to vest if both (1) the Company’s non-GAAP EBIT for fiscal year 2015 was positive and exceeded $13.1 millionand (2) the Company’s revenue for fiscal year 2015 was not less than the Company’s revenue for fiscal year 2014 (which was $125.3 million). In May 2015, the Compensation Committee determined that the Company’s non-GAAP EBIT and revenue levels for fiscal year 2015 were $15.4 million and $164.1 million, respectively, and that, accordingly, the 100,000 units subject to this tranche would vest in three installments at the end of fiscal years 2015, 2016 and 2017.

In addition, Mr. Benton was granted an award of 60,000 performance restricted stock units in September 2013 under his employment agreement. This award consists of three equal tranches of 20,000 units that will be eligible to vest if the Company achieves certain performance objectives for the 2014, 2015 and 2016 fiscal years. Specifically, the vesting of each tranche is contingent on the Company achieving performance targets for non-GAAP EBIT and, in the case of the tranches for the 2015 and 2016 fiscal years, revenue targets, in each case as established by the Compensation Committee. If the Company achieves the performance objectives for a specific fiscal year, the tranche for such fiscal year will vest in three annual installments (measured from the end of the fiscal year to which the performance goals for that tranche relate) only if Mr. Benton remains employed with the Company through the applicable vesting date. The second tranche of the award would be eligible to vest if both (1) the Company’s non-GAAP EBIT for fiscal year 2015 was positive and exceeded $13.1millionand (2) the Company’s non-GAAP Revenue for fiscal year 2015 was not less than 103% of the Company’s non-GAAP Revenue for fiscal year 2014 (i.e. was not less than $129.1 million). In May 2015, the Compensation Committee determined that the Company’s non-GAAP EBIT and revenue levels for fiscal year 2015 were $15.4 million and $164.1 million, respectively, and that, accordingly, the 20,000 units subject to this tranche would vest in three installments at the end of fiscal years 2016, 2017 and 2018.

Severance and Other Benefits upon Termination of Employment

The Company believes that severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers. The Company has determined that it is appropriate to provide certain of the Named Executive Officers with severance benefits in light of their positions with the Company and competitive considerations. Because the Company believes that a termination by an executive for good reason (or constructive termination) may be conceptually the same as an actual termination by the Company without cause, the Company believes it is appropriate to provide severance benefits following such a constructive termination of the executive’s employment in certain circumstances.

The Company believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of the Company’s executive officers as many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the Company’s executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction may be uncertain, the Company provides the Named Executive Officers with severance benefits if their employment is actually or constructively terminated by the Company without cause in connection with a change in control. The change of control severance benefits for these executives are generally determined as if they continued to remain employed for period of time following their actual termination date, depending on their positions, the length of their service with the Company and such other factors as the Compensation Committee may deem appropriate.

The Company believes that in certain cases the Company’s executive officers should receive such change in control severance benefits if their employment is constructively terminated in connection with a change in control. Otherwise, potential acquirers could constructively terminate a Named Executive Officer’s employment (for example, by a material reduction in the executive’s duties) and avoid paying any severance benefits at all without this protection. Because the Company believes, as noted above, that constructive terminations in connection with a change in control are conceptually the same as actual terminations, these severance arrangements provide that the executive may terminate employment in connection with a change in control under circumstances that the Company believes would constitute a constructive termination of the Named Executive Officer’s employment.

The Company does not believe that Named Executive Officers should be entitled to receive cash severance benefits merely because a change in control transaction occurs. The payment of cash severance benefits is only triggered by an actual or constructive termination of employment. However, as described below under “Grants of Plan-Based Awards,” outstanding options and other equity-based awards granted under the Company’s equity incentive plans, including those awards held by the Named Executive Officers, may accelerate on a change in control of the Company unless they are assumed by the successor or the award otherwise continues in the circumstances.

In certain cases, as the Compensation Committee determines appropriate in its judgment, the Company may enter into separation agreements upon a termination of an executive’s employment. During fiscal 2015, the Company entered into separation agreements with Messrs. Melendrez and Smathers that provided for each of these executives to receive certain severance benefits and included the executive’s release of claims and other covenants in favor of the Company, as well as provision for each executive to provide consulting services to the Company following his termination. The terms of these agreements were negotiated with the executive.

Please see “Potential Payments Upon Termination or Change in Control” below for information on the severance arrangements provided to the Named Executive Officers, including the separation agreements with Messrs. Melendrez and Smathers.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and certain other executive officers unless certain performance and other requirements are met. The Company’s intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to the Company’s executive officers. However, the Company reserves the right to design programs that recognize a full range of performance criteria important to the Company’s success, even where the compensation paid under such programs may not be deductible, and in any case, there can be no assurance that the compensation intended to qualify for deductibility under Section 162(m) awarded or paid by the Company will be fully deductible. The Compensation Committee will monitor the tax and other consequences of the Company’s executive compensation program as part of its primary objective of ensuring that compensation paid to the Company’s executive officers is appropriate, performance-based and consistent with the Company’s goals and the goals of the Company’s stockholders.

Executive Stock Ownership Guidelines

In September 2012, the Board adopted the following stock ownership guidelines for the Company’s Named Executive Officers and certain other officers who report directly to the Company’s Chief Executive Officer and President (collectively, the “Participating Executives”):

Within three years of becoming a Participating Executive, each such officer is expected to accumulate and thereafter continue to hold a minimum of 14,000 shares of our Common Stock. Restricted stock and shares issued upon distribution pursuant to restricted stock units are applied toward this goal. Shares subject to outstanding and unexercised options do not count for purposes of this stock ownership requirement.

It is intended that Participating Executives hold, through outright ownership and through equity award grants, a meaningful number of shares of our Common Stock and that the guidelines be flexible in appropriate circumstances in order to avoid foreclosing the appointment of viable candidates to be Participating Executives. We believe that each current Participating Executive who has served the Company for at least three years in such capacity is in compliance with these ownership guidelines.

Compensation Committee Interlocks and Insider Participation

Each of Messrs. Bencuya, Leza and Meyers served as members of the Compensation Committee during fiscal year 2015. Other than Mr. Leza, who served as the Company’s interim Chief Executive Officer during a portion of fiscal years 2008 and 2012, no director who served on the Compensation Committee during fiscal year 2015 is or has been an executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended March 29, 2015.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended.

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three Non-Employee Directors named at the end of this report, each of whom is independent as defined by the listing standards of the New York Stock Exchange.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis section be included in the Company’s Annual Report on Form 10-K for the year ended March 29, 2015 and in the Company’s proxy statement for its 2015 annual meeting of stockholders.

Respectfully submitted,

The Compensation Committee
Izak Bencuya (Chair)
Richard L. Leza
Gary Meyers

SUMMARY COMPENSATION TABLE—FISCAL YEARS 2013-2015

The following table presents information regarding the compensation of each of the Company’s Named Executive Officers for services rendered during fiscal years 2013 through 2015.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Louis DiNardo	2015	600,000	—	600,000	—	—	—	3,562	1,203,562
Chief Executive Officer and President	2014	521,204	—	1,679,000	1,124,952	—	—	7,022	3,332,178
	2013	500,000	—	484,428	—	—	—	4,578	989,006

Ryan A. Benton	2015	335,000	40,000	567,100	67,083	—	—	31,649	1,040,832
Senior Vice President and Chief Financial Officer	2014	302,577	—	1,424,560	381,330	—	—	46,683	2,155,150
	2013	78,923	55,323	261,174	569,460	—	—	933	965,813

Ning Chang	2015	116,590	56,275	90,300	67,083	—	—	1,668	331,916
Senior Vice President of Sales - Greater China

Craig Lytle	2015	250,000	—	100,000	—	—	—	6,828	356,828
Senior Vice President, Systems Solutions

Daniel W. Wark	2015	231,154	—	310,450	114,448	—	—	7,096	663,148
Vice President, Worldwide Operations

Thomas R. Melendrez(4)	2015	274,722	20,000	915,642	—	—	—	149,247	1,359,611
Former General Counsel, Secretary, and Vice President	2014	264,000	—	105,600	—	—	—	8,376	377,976
	2013	264,000	—	175,823	197,280	—	—	5,521	642,624

Robert T. Smathers(5)	2015	242,685	—	340,800	—	—	—	157,880	741,365
Former Senior Vice President, Operations	2014	300,000	—	323,100	381,330	—	—	4,572	1,009,002
	2013	294,231	—	325,276	582,940	—	—	3,919	1,206,366

(1)

The amounts reported in Column (d) of the table above represent, in the case of Mr. Benton and Mr. Melendrez, a spot bonus awarded in August 2014 in connection with the iML integration; and in the case of Mr. Chang, a payment by the Company in October 2014 and April 2015 of his bonus awarded under the iML annual bonus plan. In the case of Mr. Benton, the amount in this column for fiscal year 2013 represents a signing bonus of $40,233 awarded in December 2012 in connection with his entering into an employment agreement with the Company and a performance bonus of $15,000 awarded in March 2013.

(2)

The amounts reported in Columns (e) and (f) of the table above reflect the fair value on the grant date of the stock awards and option awards, respectively, granted to our Named Executive Officers during the applicable fiscal year. These values have been determined under the principles used to calculate the grant-date fair value of equity awards for purposes of our financial statements and without any adjustments for forfeitures. For a discussion of the assumptions and methodologies used to value the awards reported in Columns (e) and (f), please see the discussion of stock awards and option awards contained under the section entitled “Stock-Based Compensation” beginning on page 77 of our Annual Report on Form 10-K for fiscal year 2015 filed with the SEC on June 5, 2015. Under generally accepted accounting principles, compensation expense with respect to stock awards and option awards granted to our employees and directors is generally recognized over the vesting periods applicable to the awards.

The amounts reported in the “Stock Awards” column of the table above for fiscal years 2015 and 2014 include the grant-date fair value of certain performance-based stock awards granted to the Named Executive Officers in that year based on the probable outcome (as of the grant date) of the performance-based conditions applicable to the awards, as determined under generally accepted accounting principles and without any adjustments for forfeitures. As noted in the “Grants of Plan-Based Awards” table below, the grant-date fair value of the awards granted to each of the Named Executive Officers under the Company’s annual incentive program for fiscal year 2015 was based on the probable outcome of the applicable performance-based conditions: Mr. DiNardo, $600,000, Mr. Benton, $167,500, Mr. Lytle, $100,000, Mr. Wark, $84,700, Mr. Melendrez, $105,600 and Mr. Smathers, $120,000. Following is the grant-date fair value of each of these awards assuming that the highest level of performance conditions had been achieved: Mr. DiNardo, $864,000, Mr. Benton, $241,200, Mr. Lytle, $144,000, Mr. Wark, $121,968, Mr. Melendrez, $152,064 and Mr. Smathers, $172,800. As reported in the proxy statement for the Company’s 2014 annual meeting, the grant-date fair value of the awards granted to certain of the Named Executive Officers under the executive incentive program for fiscal year 2014 based on the probable outcome of the applicable performance-based conditions was: Mr. DiNardo, $500,000, Mr. Benton, $114,000, and Mr. Smathers, $120,000. Following is the grant-date fair value of each of these awards assuming that the highest level of performance conditions had been achieved: Mr. DiNardo, $720,000, Mr. Benton, $164,160, and Mr. Smathers, $172,800. For each of the other performance-based equity awards granted to the Named Executive Officers in fiscal years 2013 through 2015, the values reported in the Summary Compensation Table for the applicable fiscal year were determined assuming that the highest level of performance conditions would be achieved.

(3)

The amounts reported in this column include the Company’s contributions to individual Named Executive Officers’ accounts under the Company’s 401(k) plan and payment by the Company of term life insurance premiums for the executives. The Company is not the beneficiary of the life insurance policies, and the premiums that the Company pays in excess of amounts excluded under Section 79 of the Internal Revenue Code are taxable as income to the applicable officer. This insurance is not split-dollar life insurance. The fiscal year 2015 401(k) matching contributions and term life insurance premiums reported in the table above is estimated as follows:

Name	401(k) Matching Contributions ($)	Life Insurance Premium ($)
Louis DiNardo	2,014	1,548
Ryan A. Benton	6,240	409
Ning Chang	1,108	560
Craig Lytle	6,000	828
Daniel W. Wark	5,548	1,548
Thomas R. Melendrez	—	1,736
Robert T. Smathers	—	3,341

Includes payments to Mr. Melendrez of $147,511 (representing $121,154 cash severance and $26,357 for reimbursement of COBRA premiums) and to Mr. Smathers of $154,539 (representing $150,000 for cash severance and $4,539 for reimbursement of COBRA premiums) pursuant to their separation agreements entered into in connection with each executive’s termination of employment with the Company, effective January 1, 2015. For more information on these agreements, see “Potential Payments Upon Termination or Change in Control” below.

(4)	Mr. Melendrez’s employment with the Company terminated effective January 1, 2015.

(5)	Mr. Smathers’ employment with the Company terminated effective January 1, 2015.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to the Named Executive Officers for the fiscal years indicated above. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual incentive award, and long-term equity incentives consisting of stock options and restricted stock units. Named Executive Officers also received the other benefits listed in Column (i) of the Summary Compensation Table, as further described in the footnotes to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards Table and the accompanying description of the material terms of the stock options and restricted stock unit awards granted in fiscal year 2015 provides information regarding the long-term equity incentives awarded to Named Executive Officers in fiscal year 2015. The Outstanding Equity Awards at Fiscal Year-End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

Description of Employment Agreements

The Company entered into an employment agreement with Mr. DiNardo, the Company’s Chief Executive Officer, in December 2011, which was subsequently amended in December 2013 and October 2014. As amended, the agreement runs through April 2, 2017 and provides for Mr. DiNardo to receive an annualized base salary of $600,000, subject to any increases that may be approved by the Compensation Committee. Mr. DiNardo’s target annual incentive bonus is 100 percent of his base salary, with his bonus determined based on such Company and individual performance criteria as established by the Compensation Committee, and he is eligible to participate in the Company’s benefit plans made available to employees generally. The employment agreement also includes Mr. DiNardo’s agreement that, in the event that the Company were required to prepare an accounting restatement due to its material noncompliance, as a result of misconduct (regardless of whether such misconduct were by Mr. DiNardo), with any financial reporting requirement under U.S. securities laws, he would reimburse the Company for any bonus or other incentive-based or equity-based compensation received by him from the Company during the 12-month period following the first public issuance or filing with the SEC (whichever first occurs) of the financial document that embodies such financial reporting requirement, and any profits realized from the sale of securities of the Company by him during that 12-month period.

In September 2013, the Company entered into an employment agreement with Mr. Benton, the Company’s Chief Financial Officer. The agreement has a four-year term and provides for Mr. Benton to receive an annualized base salary of $335,000, subject to any increases that may be approved by the Compensation Committee. Mr. Benton’s target annual incentive bonus is 50 percent of his base salary, with his bonus to be as determined by the Compensation Committee in its discretion, and he is eligible to participate in the Company’s benefit plans made available to employees generally. The employment agreement also includes Mr. Benton’s agreement that, in the event that the Company were required to file an accounting restatement due to a material misstatement related to any fiscal period during Mr. Benton’s employment with the Company, as a result of willful misconduct (regardless of whether such misconduct were by Mr. Benton), the Company may require him to reimburse the Company for any bonus or other incentive-based or equity-based compensation received by him from the Company during the 12-month period following the first public issuance or filing with the SEC (whichever first occurs) of the financial document that embodies such material misstatement, and any profits realized from the sale of securities of the Company by him during that 12-month period.

On January 12, 2014, the Company entered into a letter agreement with Mr. Lytle, the Company’s Sr. VP - System Solutions. The agreement provides that Mr. Lytle will receive an annualized base salary of $250,000.

Please see “Potential Payments Upon Termination or Change in Control” below for a description of the severance benefits provided to the Named Executive Officers if their employment with the Company terminates under certain circumstances.

GRANTS OF PLAN-BASED AWARDS—FISCAL 2015

The following table presents information regarding the incentive awards granted to the Named Executive Officers in fiscal year 2015 or held by the Named Executive Officers and modified in fiscal year 2015.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Louis DiNardo	10/3/2014	9/17/2014				36,151	50,209	70,293				600,000

Ryan A. Benton	10/3/2014	9/17/2014				10,092	14,017	19,623				167,500
	12/1/2014	11/3/2014								25,000	$9.03	67,083
	1/2/2015	12/10/2014							40,000			399,600

Ning Chang	12/1/2014	11/3/2014					10,000					90,300
	12/1/2014	11/3/2014								25,000	$9.03	67,083

Craig Lytle	10/3/2014	9/17/2014				6,025	8,368	11,715				100,000

Daniel W Wark	10/3/2014	9/17/2014				2,591	3,598	5,038				43,000
	10/3/2014	9/17/2014				2,512	3,490	5,025				41,700
	9/17/2014	9/17/2014								16,800	$9.55	47,366
	12/1/2014	11/3/2014					25,000					225,750
	12/1/2014	11/3/2014								25,000	$9.03	67,082

Thomas R. Melendrez	10/3/2014	9/17/2014				6,363	8,837	12,372				105,600
	2/2/2015	12/23/2014							36,000			331,200
	2/2/2015	12/23/2014							52,048			478,842

Robert T. Smathers	10/3/2014	9/17/2014				7,230	10,042	14,059				120,000
	2/2/2015	12/18/2014							24,000			220,800

Description of Plan-Based Awards

Each of the equity-based awards granted during fiscal year 2015 and reported in the Grants of Plan-Based Awards Table was granted under, and is subject to, the terms of the 2006 Plan or, as to awards granted after the 2014 annual meeting, the 2014 Plan. The 2006 Plan and the 2014 Plan are administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

Under the terms of the 2006 Plan and the 2014 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally become fully vested and, in the case of options, exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement (in cash, securities or property) of the outstanding awards. Any options that so become vested in connection with a change in control generally must be exercised prior to the change in control, or they may terminate or be terminated in such circumstances.

Options

Each of the options granted to the Named Executive Officers in fiscal year 2015 reported in Column (j) of the table above is subject to a four-year vesting schedule.

Each option granted to the Named Executive Officers during fiscal year 2015 has a per-share exercise price equal to the fair market value of a share of the Company’s Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2006 Plan, the 2014 Plan and the Company’s option grant practices, the fair market value is equal to the closing price of a share of the Company’s Common Stock on the applicable grant date. Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to the Named Executive Officers in fiscal year 2015 has a term of seven years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have three months to exercise the vested portion of the option following a termination of employment. This period is extended to twelve months if the termination is a result of the Named Executive Officer’s death or disability. Options (whether or not vested) will immediately terminate if a Named Executive Officer is terminated by the Company for cause.

The options granted to Named Executive Officers during fiscal year 2015 do not include any dividend rights.

Performance Stock Units

The “equity incentive plan” awards shown in Columns (f) through (h) of the table above with a grant date of October 3, 2014 reflect incentive awards under the Company’s executive incentive program for fiscal year 2015. In addition, Columns (f) through (h) of the table above reflect awards of performance-based restricted stock units granted to the Named Executive Officers during fiscal year 2015. The material terms of each of these awards are described in the “Compensation Discussion and Analysis” above. The Named Executive Officers do not have the right to vote or dispose of the stock units.

Restricted Stock Units

The awards reported in Column (i) of the table above reflect awards of restricted stock units that vest solely based on the executive’s continued employment with the Company. The vesting dates of these awards are reported in the notes to the “Outstanding Equity Awards at Fiscal Year 2015 Year-End” table below. The Named Executive Officers do not have the right to vote or dispose of the stock units.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR 2015 YEAR-END

The following table presents information regarding the outstanding equity awards held by each of the Company’s Named Executive Officers as of March 29, 2015, including the vesting dates for the portions of these awards that had not vested as of that date.

		Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise	Option Expiration	Number of Shares or Units That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable		(#)		Price	Date	(#)		($)(1)	(#)		($)(1)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)	(i)		(j)
Louis DiNardo	570,000	150,000	(2)			$6.43	1/3/2019	33,333	(18)	343,330	—		—
	120,000	—				$6.43	1/3/2019	100,000	(19)	1,030,000	—		—
	120,000	—				$6.43	1/3/2019	100,000	(20)	1,030,000	—		—
	—			120,000	(3)	$6.43	1/3/2019			—	50,000	(21)	515,000
	—			120,000	(4)	$6.43	1/3/2019	50,000	(22)	515,000	—		—
	—	200,000	(5)			$11.79	12/31/2024	—		—	—		—
	—			140,000	(6)	$11.64	1/2/2021	—		—	—		—

Ryan A. Benton	100,000	100,000	(7)			$9.17	1/2/2020	8,333	(23)	85,830	—		—
	35,417	64,583	(8)			$13.54	10/1/2020	5,083	(24)	52,355	—		—
	—	25,000	(9)			$9.03	12/1/2021	13,333	(25)	137,330	—		—
	—	—				—	—	20,000	(26)	206,000	—		—
	—	—				—	—	—		—	20,000	(27)	206,000
								40,000	(28)	412,000	—		—

Ning Chang	22,648	—				$3.48	3/12/2018				10,891	(29)	112,177
	7,647	—				$5.97	3/12/2018	10,000	(30)	103,000	—		—
	—	24,679	(10)			$9.57	8/29/2021	—		—	—		—
	—	25,000	(9)			$9.03	12/1/2021	—		—	—		—
								—		—	—		—

Craig Lytle	27,083	72,917	(11)			$10.80	2/3/2021	16,666	(31)	171,660	—		—
	—	—				—	—	16,666	(31)	171,660	—		—

Daniel W. Wark	50,000	50,000	(12)			$8.07	5/1/2019	3,333	(32)	34,330
	8,400	8,400	(13)			$8.06	10/1/2019	25,000	(30)	257,500
		16,800	(14)			$9.55	9/17/2021
		25,000	(9)			$9.03	12/1/2021

Thomas R. Melendrez	50,000	—				$6.22	12/1/2015	3,333	(33)	34,330	—		—
	30,000	—				$7.56	3/1/2017	33,000	(34)	339,900	—		—
	30,000	—				$5.97	10/1/2017	—		—	—		—
	39,000	13,000	(15)			$6.34	5/2/2018	—		—	—		—
	37,500	37,500	(16)			$7.68	6/1/2019	—		—	—		—

Robert T. Smathers	100,000	100,000	(17)			$8.51	4/2/2019	8,333	(35)	85,830	—		—
	35,417	64,583	(8)			$13.54	10/1/2020	9,000	(36)	92,700	—		—
	—	—				—	—	22,000	(34)	226,600	—		—

(1)

The dollar amounts shown in Columns (h) and (j) are determined by multiplying (x) the number of shares or units reported in Columns (g) and (i), respectively, by (y) $10.30 (the closing price of the Company’s Common Stock on the last trading day of fiscal year 2015).

(2)	The unvested options are scheduled to vest in 10 equal monthly installments from April 3, 2015 through January 3, 2016.

(3)	The unvested options are scheduled to vest on March 31, 2016 contingent on achieving certain trading price performance criteria.

(4)	The unvested options are scheduled to vest on March 27, 2016 contingent on achieving certain trading price performance criteria.

(5)	The unvested options are scheduled to vest in 12 equal monthly installments from February 3, 2016 to January 3, 2017.

(6)	The unvested options are scheduled to vest on March 31, 2017 contingent on achieving certain trading price performance criteria.

(7)	The unvested options are scheduled to vest in two installments on each of January 2, 2016 and January 2, 2017.

(8)	The unvested options are scheduled to vest in 31 equal monthly installments from April 1, 2015 through October 1, 2017.

(9)	The unvested options are scheduled to vest 25% on December 1, 2015 and the remaining 75% in 36 equal monthly installments from January 1, 2016 through December 1, 2018.

(10)	The unvested options are scheduled to vest 25% on August 29, 2015 and the remaining 75% in 36 equal monthly installments from September 29, 2015 through August 29, 2018.

(11)	The unvested options are scheduled to vest in 35 equal monthly installments from March 3, 2015 through February 3, 2018.

(12)	The unvested options are scheduled to vest in two installments on each of May 1, 2015 and May 1, 2016.

(13)	The unvested options are scheduled to vest in two installments on each of October 1, 2015 and October 1, 2016.

(14)	The unvested options are scheduled to vest 25% on September 17, 2015 and the remaining in 36 equal monthly installments from October 17, 2015 through September 17, 2018.

(15)	The unvested options are scheduled to vest September 1, 2015.

(16)	The unvested options are scheduled to vest in two installments on each of June 1, 2015 and June 1, 2016.

(17)	The unvested options are scheduled to vest in two installments on each of April 2, 2015 and April 2, 2016.

(18)	The unvested portions of these awards are scheduled to vest on April 1, 2016.

(19)

The unvested portion of this award is are scheduled to vest in three installments on each of May 22, 2015, March 31, 2016, and March 31, 2017 (following the Compensation Committee’s determination that the Company achieved the applicable financial performance goals in fiscal 2015 as described in the Compensation Discussion and Analysis above).

(20)	The unvested portions of these awards are scheduled to vest in two installments on each of March 27, 2016 and March 26, 2017.

(21)

The unvested portions of these awards are scheduled to vest on April 2, 2017 contingent on achieving certain performance criteria for the four-quarter period ending with the first quarter of fiscal 2016.

(22)	The unvested portions of these awards are scheduled to vest on April 2, 2017.

(23)	The unvested portions of these awards are scheduled to vest on January 2, 2016.

(24)	The unvested portions of these awards are scheduled to vest on March 28, 2016.

(25)	The unvested portions of these awards are scheduled to vest in two installments on each of March 27, 2016, and April 2, 2017.

(26)

The unvested portions of this award is scheduled to vest in three installments on each of March 27, 2016, April 2, 2017 and April 1, 2018 (following the Compensation Committee’s determination that the Company achieved the applicable financial performance goals in fiscal 2015 as described in the Compensation Discussion and Analysis above).

(27)

The unvested portions of these awards are scheduled to vest in three installments on each of April 2, 2017, April 1, 2018 and March 31, 2019, subject to the achievement of specified financial performance goals in fiscal 2016.

(28)	The unvested portions of these awards are scheduled to vest on April 1, 2018.

(29)

The unvested portions of these awards are scheduled to vest in three installments on each of September 30, 2015, September 30, 2016 and September 30, 2017, subject to the achievement of specified financial performance goals in fiscal years 2015, 2016, and 2017.

(30)	The unvested portions of these awards are scheduled to vest in three installments on each of December 1, 2015, December 1, 2016 and December 1, 2017.

(31)	The unvested options are scheduled to vest in two installments on each of February 2, 2016 and February 3, 2017.

(32)	The unvested portions of these awards are scheduled to vest on May 1, 2015.

(33)	The unvested portions of these awards are scheduled to vest on June 1, 2016.

(34)	The unvested portions of these awards are scheduled to vest in 11 equal monthly installments from April 2, 2016 to February 2, 2017.

(35)	The unvested portions of these awards are scheduled to vest on April 2, 2015.

(36)	The unvested portions of these awards are scheduled to vest in two installments on each of March 28, 2016 and April 2, 2017.

OPTION EXERCISES AND STOCK VESTED—FISCAL YEAR 2015

The following table presents information regarding the exercise of stock options by Named Executive Officers during fiscal year 2015, and on the vesting during fiscal year 2015 of other stock awards granted to the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
(a)	(b)	(c)	(d)	(e)
Louis DiNardo	—	—	33,334	348,674
Ryan A. Benton	—	—	24,417	365,630
Ning C. Chang	39,570	419,796	—	—
Craig Lytle	—	—	28,334	272,856
Daniel W. Wark	—	—	3,333	34,863
Thomas R. Melendrez	10,000	108,395	58,381	547,351
Robert T. Smathers	—	—	10,333	123,583

(1)

The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of Common Stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of the Company’s Common Stock on the date of exercise and the exercise price of the options. The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of Common Stock on the vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment with the Company and/or a change in control of the Company. In each case, the executive’s right to receive the severance benefits described below is contingent upon the executive’s providing a general release of claims to the Company. In addition to the benefits described below, outstanding equity-based awards held by the Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of the Company under the terms of the 2006 Plan and the 2014 Plan (or other applicable stock incentive plan) as noted under “Grants of Plan-Based Awards” above if the awards will terminate on the transaction. For purposes of the discussion below, we have assumed that outstanding equity awards would be assumed or otherwise continue following a change in control of the Company.

Under their respective employment agreements with the Company, in the event that the employment of Mr. DiNardo or Mr. Benton is terminated by the Company without cause or the executive resigns for good reason (as the terms “cause” and “good reason” are defined in the employment agreements), subject to his delivering a release of claims in favor of the Company, the executive will be entitled to receive the following severance benefits: (1) an amount equal to one times his base salary at the annualized rate in effect on his severance date (payable in 12 monthly installments), (2) a prorated incentive bonus for the fiscal year in which his termination occurs, (3) the cost of his premiums for continued medical coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for himself and his eligible dependents for up to 12 months after his termination, and (4) 12 months’ accelerated vesting of his then outstanding equity awards that are subject to time-based vesting requirements only. As to any then outstanding equity award held by the executive that is subject to performance-based vesting requirements, the vesting of such award will continue to be governed by its terms, provided that the executive will receive 12 months’ credit for purposes of any service-based vesting requirement under such award. In addition, if the executive is terminated without cause or resigns for good reason within twelve months after a change of control (as defined in the employment agreement), he will be entitled to full acceleration of vesting of any outstanding equity grants, and his prorated incentive bonus will be determined based on the target bonus amount (as opposed to the bonus the executive would have received had he remained employed with the Company).

Under Mr. Lytle’s employment letter with the Company, if his employment is terminated by the Company without cause (as defined in the letter) or if he resigns following certain adverse changes to the terms of his employment as defined in the letter, he would be entitled to severance of six months’ of his base salary and payment by the Company of his COBRA premiums for six months.

The Company also maintains an agreement with Mr. Wark that provides for severance benefits if the executive’s employment is terminated by the Company without cause or by the executive for good reason (as such terms are defined in the agreement) following a change in control of the Company. If such a termination of Mr. Wark’s employment occurs within 24 months following a change in control, he would be entitled to a severance payment of six months’ base salary, payment of his COBRA premiums for six months and full acceleration of his outstanding equity awards.

In each case, the executive’s right to receive the severance benefits described above is subject to his providing a release of claims in favor of the Company.

The following tables present the benefits the Named Executive Officers covered under these severance arrangements would have been entitled to receive had their employment with the Company terminated under the circumstances described above on March 29, 2015:

Severance Benefits (Outside of Change of Control)

Name	Cash Severance ($)(1)	Continuation of Health Benefits ($)(2)	Equity Acceleration ($)(3)	Total ($)
Louis DiNardo	600,000	30,720	2,246,560	2,877,280
Ryan Benton	335,000	30,720	341,936	707,656
Craig Lytle	125,000	11,880	—	136,880

(1)	These amounts represent twelve months of the executive’s base salary for Mr. DiNardo and Mr. Benton and six months for Mr. Lytle.

(2)

This amount represents the aggregate estimated cost of the premiums that would be charged to continue health coverage for 12 months for Mr. DiNardo and Mr. Benton and six months for Mr. Lytle pursuant to COBRA for the executive and his eligible dependents (to the extent that such dependents were receiving health benefits prior to March 29, 2015).

(3)

This column reports the intrinsic value of the unvested portions of the executive’s awards that would accelerate if the executive’s employment had terminated on March 29, 2015 in the circumstances described above. For options, this value is calculated by multiplying the amount (if any) by which $10.30 (the closing price of the Company’s Common Stock on the last trading day of fiscal year 2015) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option. For restricted stock unit awards, this value is calculated by multiplying $10.30 by the number of units subject to the accelerated portion of the award.

Change of Control Severance Benefits

Name	Cash Severance ($)(1)	Continuation of Health Benefits($)	Equity Acceleration ($)(2)	Total ($)
Louis DiNardo	600,000	30,720	4,942,630	5,573,350
Ryan Benton	335,000	30,720	1,244,265	1,609,985
Craig Lytle	125,000	11,880	—	136,880
Daniel W. Wark	125,000	10,644	437,921	573,565

(1)	These amounts represent the executive’s base salary for the following periods: Mr. DiNardo, 12 months, Mr. Benton, 12 months, Mr. Lytle, six months, and Mr. Wark, six months.

(2)

As noted above, the equity-based awards held by the Company’s Named Executive Officers are subject to accelerated vesting in connection with a change in control of the Company in accordance with the terms of the agreements described above or the applicable plan under which the award was granted. This column reports the intrinsic value of the unvested portions of all of the executive’s then-outstanding awards subject to acceleration in connection with a change in control. See footnote (3) to the table above for the calculation of these amounts.

Separation Agreements

As noted above, Mr. Melendrez’s employment with the Company terminated effective January 1, 2015. In connection with his termination, the Company entered into a termination agreement with Mr. Melendrez that provided for him to receive a cash severance of $121,154, payment by the Company of his COBRA premiums for 12 months (at an estimated cost of $26.357), and reimbursement of up to $10,000 for outplacement services. In addition the agreement provided for him to receive a grant of 36,000 restricted stock units that would vest over 12 months and a grant of fully-vested restricted stock units with a value of $478,846, each such grant to be made on February 1, 2015. The agreement also provided for Mr. Melendrez to provide consulting services for 13 months following his termination and that each of his outstanding equity awards granted by the Company that was subject to time-based vesting (including the grant made pursuant to the agreement described above) would continue to vest during the consulting period. He will also have 12 months following the end of the consulting period in which to exercise his vested stock options. The agreement also included a release of claims by Mr. Melendrez and certain other covenants in favor of the Company.

Mr. Smathers’ employment with the Company also terminated effective January 1, 2015. In connection with his termination, the Company entered into a termination agreement with Mr. Smathers that provided for him to receive cash severance of $150,000 and payment by the Company of his COBRA premiums for six months (at an estimated cost of $4,538). The agreement also provided for Mr. Smathers to provide consulting services for 12 months following his termination and that each of his outstanding equity awards granted by the Company that was subject to time-based vesting would continue to vest during the consulting period. He will also have 12 months following the end of the consulting period in which to exercise his vested stock options. The agreement also included a release of claims by Mr. Smathers and certain other covenants in favor of the Company. In connection with his consulting arrangement, the Company granted Mr. Smathers 24,000 restricted stock units that would vest over the 12-month consulting period.

Director Compensation—Fiscal 2015

The following table presents information regarding the compensation paid for fiscal year 2015 to the Non-Employee Directors. As noted above, the compensation paid to Mr. DiNardo, who served as the Company’s Chief Executive Officer and President during fiscal year 2015, is presented above in the Summary Compensation Table and the related explanatory tables within this “Executive Compensation” section.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(1)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Behrooz Abdi	51,000	60,410	25,645	—	—	—	137,055
Izak Bencuya	64,870	60,410	25,645	—	—	—	150,925
Pierre Guilbault	40,000	60,410	93,807	—	—	—	194,217
Brian Hilton	70,008	60,410	93,807	—	—	—	224,225
Richard L. Leza	84,582	81,985	25,645	—	—	—	192,212
Gary Meyers	52,000	60,410	25,645	—	—	—	138,055

(1)

The amounts reported in Columns (c) and (d) of the table above for fiscal year 2015 reflect the fair value on the grant date of the stock awards and option awards, respectively, granted to our Non-Employee Directors during fiscal year 2015. These values have been determined under the principles used to calculate the grant-date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in Column (c) and Column (d), please see the discussion of stock awards and option awards contained under the section entitled “Stock-Based Compensation” beginning on page 77 of our Annual Report on Form 10-K for fiscal year 2015 filed with the SEC on June 5, 2015.

(2)	The following table presents the number of outstanding and unexercised option awards and the number of unvested stock awards held by each of the Non-Employee Directors as of March 29, 2015.

Director	Number of Shares Subject to Outstanding Options as of 3/29/15	Number of Unvested Restricted Stock Units as of 3/29/15

Behrooz Abdi	60,000	28,000
Izak Bencuya	84,000	28,000
Pierre Guilbault	94,852	28,000
Brian Hilton	95,687	28,000
Richard L. Leza	114,000	30,500
Gary Meyers	72,000	28,000

(3)

As described above, we granted Messrs. Abdi, Bencuya, Guilbault, Hilton and Meyers an award of restricted stock units on October 1, 2014 following our 2014 Annual Meeting of Stockholders. The awards to each of these Non-Employee Directors consisted of 7,000 restricted stock units and had a grant-date fair value of $60,410. On the same date, we granted Mr. Leza 9,500 restricted stock units which had a grant-date fair value of $81,985.

Messrs. Abdi, Bencuya, Guilbault, Hilton, Leza and Meyers were also granted stock options on October 1, 2014. The stock option grants to each of these Non-Employee Directors consisted of 10,000 shares and had a grant-date fair value of $25,645. On September 18, 2014, we granted Mr. Guilbault and Mr. Hilton 24,000 stock options each, which had a grant-date fair value of $68,162.

For these purposes, the “grant-date fair value” of an award is determined under the principles used to calculate the grant-date fair value of equity awards for purposes of our financial statements. See footnote (1) above for the assumptions and methodologies used to value these awards.

Summary of Non-Employee Director Compensation

Compensation for members of the Company’s Board of Directors who are not also employed by the Company or any of its subsidiaries, referred to herein as “Non-Employee Directors,” during fiscal year 2015 generally consisted of cash retainers and an annual equity award. The compensation paid to Mr. DiNardo, who served as the Company’s Chief Executive Officer and President during fiscal year 2015, is presented above in the Summary Compensation Table and the related explanatory tables within this “Executive Compensation” section.

Cash Retainers.

Under the current compensation program for Non-Employee Directors, the annual retainer for each Non-Employee Director is $40,000. The Chair of the Board receives an additional $40,000 annual retainer; the Chair of the Audit Committee receives an additional $30,000 annual retainer; the Chair of the Compensation Committee receives an additional $20,000 annual retainer; and the Chair of the Corporate Governance and Nominating Committee receives an additional $10,000 annual retainer.

In addition, each member of the Audit Committee (other than the Chair) receives an additional annual retainer of $8,000; each member of the Compensation Committee (other than the Chair) receives an additional annual retainer of $4,000; and each member of the Corporate Governance and Nominating Committee (other than the Chair) receives an additional annual retainer of $3,000.

We also reimburse Non-Employee Directors for documented expenses for travel and professional education incurred in connection with their duties as directors of the Company.

Equity Awards.

Under the current compensation program for Non-Employee Directors, on the first trading day of the month following a Non-Employee Director’s initial election or appointment to the Board of Directors, the Non-Employee Director will receive, subject to prior approval by the Board of Directors or the Compensation Committee, an option to purchase 40,000 shares of our Common Stock. This initial option will have an exercise price equal to the closing price of our Common Stock on the grant date and will vest in four equal annual installments over the four-year period following the grant date. In addition, on the first trading day of the month following such Non-Employee Director’s initial election or appointment to the Board of Directors, the Non-Employee Director will receive, subject to prior approval by the Board of Directors or the Compensation Committee, 28,000 restricted stock units (with the first 7,000 of such restricted stock units subject to proration based on the amount of time elapsed since the most recent annual meeting of stockholders). This initial restricted stock unit award will vest in four annual installments of 7,000 units each on, with respect to each year, the earlier to occur of the anniversary of the grant date or the annual meeting of stockholders that occurs in such year (with the first such installment, in the case of a prorated award, consisting of the prorated portion of the first 7,000 units).

The program also provides that each Non-Employee Director continuing in office following an annual meeting of stockholders will be granted upon the first trading day of the month following the annual meeting date and subject to prior approval by the Board of Directors or the Compensation Committee an option to purchase 10,000 shares of Common Stock that will vest in full upon the earlier of the fourth anniversary of the grant date. Furthermore, each Non-Employee Director continuing in office after an annual meeting of stockholders will, subject to prior approval by the Board of Directors or the Compensation Committee, receive 7,000 restricted stock units upon the first trading day of the month following the annual meeting date. This restricted stock unit award will vest in full upon the earlier of the fourth anniversary of the grant date or the annual meeting of stockholders that occurs in the fourth year following such grant date. A Non-Employee Director serving as Chair of the Board of Directors as of an annual meeting date will receive an additional 2,500 restricted stock units upon the first trading day of the month following the annual meeting date. The Chair restricted stock unit award will vest upon the earlier of the first anniversary of the grant date or the next annual meeting of stockholders following such grant date. Non-Employee Directors are also eligible to receive discretionary grants under the Company’s stock incentive plans as approved by the Board of Directors or the Compensation Committee. For example, Messrs. Guibault and Hilton each received discretionary grants of stock options during fiscal 2015.

Each of the grants of restricted stock units and stock options to the Non-Employee Directors as described above will be made in accordance with our equity grant practices and will vest, in full or in part, upon a change of control of the Company or certain other corporate transactions that result in termination of the director’s service on the Board of Directors. The equity awards granted to our Non-Employee Directors during fiscal year 2015 are described in footnote (3) to the Director Compensation Table below. Each of these awards was granted under, and is subject to the terms of, the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) and, as to grants made after the 2014 annual meeting, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). The Board of Directors or the Compensation Committee administers the 2006 Plan and the 2014 Plan as to Non-Employee Director awards.

Director Stock Ownership Guidelines

In May 2007, the Company adopted the following stock ownership guidelines for its directors:

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

Within three years of becoming a director, each director is expected to accumulate and thereafter continue to hold a minimum of 14,500 shares of our Common Stock. Restricted stock and shares issued upon distribution pursuant to restricted stock units are applied toward this goal. The shares must be held by the director as an individual or as part of a family trust. Shares subject to outstanding and unexercised options do not count for purposes of this stock ownership requirement.

It is intended that directors hold, through outright ownership and through equity award grants, a meaningful number of shares of our Common Stock and that the guidelines be flexible in appropriate circumstances in order to avoid foreclosing the appointment of viable candidates for the Board of Directors. We believe that each current director who has served on the Board for at least three years is in compliance with these ownership guidelines.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 23, 2015:

●	each stockholder who is known by the Company to own beneficially more than 5% of the Company’s Common Stock;

●	each of our Named Executive Officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

Unless otherwise indicated, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 48,082,730 shares of Common Stock outstanding as of July 23, 2015. In computing the number and percentage of shares beneficially owned by a particular person, shares of Common Stock subject to options currently exercisable or exercisable within sixty (60) days after July 23, 2015 and restricted stock units for shares of Common Stock which are scheduled to vest and be distributed within sixty (60) days after July 23, 2015 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each person listed in the table below is c/o Exar Corporation, 48720 Kato Road, Fremont, California 94538.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Alonim Investments Inc.(2) 1501 McGill College Avenue, 26th Floor, Montreal, Quebec, H3A 3N9	7,591,607	15.79%

BlackRock, Inc.(3) 40 East 52nd Street, New York, NY 10022	4,379,901	9.11%

Soros Fund Management, LLC(4) 888 Seventh Avenue, 33rd Floor, New York, NY 10106	4,230,366	8.80%

Royce and Associates, LLC(5) 745 Fifth Avenue New York, NY 10151	3,657,311	7.61%

Dimensional Fund Advisors LP(6) 1299 Ocean Avenue, Santa Monica, CA 90401	2,924,347	6.08%

Wellington Management Group LLP(7) c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	2,806,401	5.84%

Behrooz Abdi(8)	33,540	*
Izak Bencuya(9)	92,000	*
Louis DiNardo(10)	1,143,777	2.32%
Pierre Guilbault(11)	85,582	*
Brian Hilton(12)	100,339	*
Richard L. Leza(13)	146,500	*
Gary Meyers(14)	86,625	*
Ryan Benton(15)	208,249	*
Ning Chang(16)	36,465	*
Shuen-Chin Chang(17)	--	*
Craig Lytle(18)	69,391	*
Daniel W. Wark(19)	104,032	*
Thomas R. Melendrez(20)	681,018	1.40%
Todd Smathers(21)	247,092	*
All current directors and executive officers as a group (13 persons) (22)	2,282,262	4.58%

* Represents beneficial ownership of less than one percent of the Common Stock.

(1)	This table is based on information supplied by the executive officers, directors, and principal stockholders and on Schedules 13D, 13G and 13G/A filed with the SEC.

(2)

Based on a Schedule 13D filed with the SEC on September 4, 2007, Alonim Investments Inc. (“Alonim”) owned beneficially and of record, as of August 25, 2007, 7,591,607 shares of Common Stock through its wholly owned affiliate, Rodfre Holdings LLC. Each of Alonim, Robmilco Holdings Ltd. (“Robmilco”) and Robert G. Miller reported sole voting power and sole dispositive power with respect to such shares. As of August 25, 2007, Robmilco, a shareholder of Alonim, had no direct beneficial ownership and its only indirect beneficial ownership is as reported by Alonim; Robert G. Miller is the majority shareholder of Robmilco. Robert G. Miller, the sole director and president of Alonim, may be deemed to share the power to vote or direct the voting of and to dispose or direct the disposition of such shares as a result of his management position with Alonim. Alonim and its affiliates disclaim beneficial ownership of 150,277 shares held by Joie Investment Holding LLC (“Joie”). Rodney H. Miller, one of the beneficiaries of a trust that is a shareholder of Alonim, and MJM Publicity Ltd. beneficially own, respectively, 77.77% and 22.227% of the voting stock of the parent company of Joie. Rodney H. Miller shares with MJM Publicity Ltd. the power to vote and to dispose of the 150,277 shares of Common Stock held through Joie. In addition, Alonim and its affiliates disclaim beneficial ownership of 67,852 shares subject to outstanding options and restricted stock units granted to Pierre Guilbault, which were exercisable on July 10, 2011, or within 60 days after that date. Mr. Guilbault is an executive officer of Future Electronics Inc., an affiliate of Alonim. The address provided in the filing for Robmilco is the same as the address provided in the filing for Alonim and such address is noted in the table above. The residential address provided in the filing for Robert G. Miller is 78 Summit Crescent, in Montreal (Westmount), Quebec, Canada.

(3)

Based on a Schedule 13G/A filed with the SEC on January 15, 2015, BlackRock, Inc. (“BlackRock”) reported sole voting power with respect to 4,296,397 shares of Common Stock and sole dispositive power with respect to 4,379,901 shares of Common Stock.

(4)

Based on a Schedule 13G/A filed with the SEC on February 17, 2015 Soros Fund Management LLC (“SFM LLC”) reported sole voting power and sole dispositive power with respect 4,230,366 shares of Common Stock.

(5)

Based on a Schedule 13G/A filed with the SEC on January 8, 2015, Royce and Associates, LLC. (“Royce”) reported sole voting power and sole dispositive power with respect to 3,657,311 shares of Common Stock.

(6)

Based on a Schedule 13G/A filed with the SEC on February 5, 2015, Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) (“Dimensional”) reported sole voting power with respect to 2,818,980 shares of Common Stock and sole dispositive power with respect to 2,924,347 shares of Common Stock.

(7)

Based on a Schedule 13G filed with the SEC on February 12, 2015, Wellington Management Group, LLP (formerly, Wellington Management Company, LLP) (“Wellington”) reported sole voting power with respect to 1,772,489 shares of Common Stock and sole dispositive power with respect to 2,806,401 shares of Common Stock.

(8)	Includes 20,000 shares subject to outstanding options granted Mr. Abdi, which were exercisable on July 23, 2015, or within 60 days after that date.

(9)

Includes 54,000 shares subject to outstanding options granted to Dr. Bencuya, which were exercisable on July 23, 2015, or within 60 days after that date. Includes 7,000 restricted stock units which vest on July 23, 2015, or within 60 days after that date.

(10)	Includes 960,000 shares subject to outstanding options granted to Mr. DiNardo, which were exercisable on July 23, 2015, or within 60 days after that date.

(11)

Includes 64,852 shares subject to outstanding options granted to Mr. Guilbault, which were exercisable on July 23, 2015, or within 60 days after that date. Includes 7,000 restricted stock units which vest on July 23, 2015, or within 60 days after that date. Mr. Guilbault is an executive officer of Future Electronics Inc., an affiliate of Alonim Investments Inc., and therefore may be deemed to beneficially own the shares listed in the table for Alonim Investments Inc. Mr. Guilbault disclaims beneficial ownership of those shares and of the 150,277 shares owned by Joie Investment Holding LLC described in footnote (2) above.

(12)

Includes 57,339 shares subject to outstanding options granted to Mr. Hilton, which were exercisable on July 23, 2015, or within 60 days after that date. Includes 7,000 restricted stock units which vest on July 23, 2015, or within 60 days after that date.

(13)

Includes 84,000 shares subject to outstanding options granted to Mr. Leza, which were exercisable on July 23, 2015, or within 60 days after that date. Includes 7,000 restricted stock units which vest on July 23, 2015, or within 60 days after that date.

(14)

Includes 30,000 shares subject to outstanding options granted to Mr. Meyers, which were exercisable on July 23, 2015, or within 60 days after that date. Includes 7,000 restricted stock units which vest on July 23, 2015, or within 60 days after that date.

(15)	Includes 147,917 shares subject to outstanding options granted to Mr. Benton, which were exercisable on July 23, 2015, or within 60 days after that date.

(16)	Includes 36,465 shares subject to outstanding options granted to Mr. Chang, which were exercisable on July 23, 2015, or within 60 days after that date.

(17)	Mr. Chang retired on June 30, 2015

(18)	Includes 39,583 shares subject to outstanding options granted to Mr. Lytle, which were exercisable on July 23, 2015, or within 60 days after that date. Mr. Lytle resigned on June 19, 2015.

(19)

Includes 83,400 shares subject to outstanding options granted to Mr. Wark, which were exercisable on July 23, 2015, or within 60 days after that date. Includes 4,000 restricted stock units which vest on July 23, 2015, or within 60 days after that date.

(20)

Includes 218,250 shares subject to outstanding options granted to Mr. Melendrez, which were exercisable on July 23, 2015, or within 60 days after that date. Includes 6,000 restricted stock units which vest on July 23, 2015, or within 60 days after that date.

(21)

Includes 197,917 shares subject to outstanding options granted to Mr. Smathers, which were exercisable on July 23, 2015, or within 60 days after that date. Includes 4,000 restricted stock units which vest on July 23, 2015, or within 60 days after that date.

(22)

Includes 1,643,120 shares subject to outstanding options exercisable on July 23, 2015, or within 60 days after that date, and 47,333 restricted stock units which vest on July 23, 2015, or within 60 days after that date, including those identified in footnotes (8), (9), (10), (11), (12), (13), (14), (15), (16), (17), (18) and (19) above

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of March 29, 2015, concerning shares of our Common Stock authorized for issuance under all of the Company’s equity compensation plans. We maintain the following equity compensation plans: the Exar Corporation 1998 Employee Stock Participation Plan (the “ESPP”), the 2006 Plan and the 2014 Plan. Each of these plans has been approved by the Company’s stockholders. Pursuant to its merger with Sipex Corporation, the Company assumed the following plans: the Sipex Corporation 1997 Stock Option Plan (the “Sipex 1997 Plan”), the Sipex Corporation 1999 Stock Plan (the “Sipex 1999 Plan”), the Sipex Corporation 2000 Non-Qualified Stock Option Plan (the “Sipex 2000 Plan”), the Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan (the “Sipex 2002 Plan”) and the Sipex 2006 Plan. Other than the Sipex 2000 Plan and the Sipex 2002 Plan, each of these plans was approved by the stockholders of Sipex Corporation.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,297,467	(1)	$9.39	(2)	6,207,189	(3)
Equity compensation plans not approved by stockholders	1,244,995	(4)	$6.49		—
Total	7,542,462		$8.83		6,207,189

(1)

Of these shares, 540,250 were subject to stock options granted under the 2014 Plan, 4,501,140 were subject to stock options granted under the 2006 Plan, 8,400 were subject to stock options granted under the Sipex 1999 Plan, and 230,700 were subject to stock options granted under the Sipex 2006 Plan. In addition, this number includes 235,325 shares that were subject to outstanding stock unit awards granted under the 2014 Plan and 781,652 shares that were subject to outstanding stock unit awards granted under the 2006 Plan. This number and the number reflected in column (b) do not include 1,044,901 shares that were subject to stock options assumed by the Company that (1) were outstanding under the Sipex 1997 Plan or that were subject to grants not made under a plan at the time of our acquisition of Sipex Corporation and (2) were granted under the iML stock option plans and assumed under the 2006 Plan (such assumed options having a weighted average exercise price per share of $8.34). Shares issued in respect of the assumed iML options do not count against the share limits of the 2006 Plan or the 2014 Plan.

(2)	This amount does not reflect the outstanding restricted stock unit awards granted under the 2006 Plan.

(3)

This number of shares is presented after giving effect to the 26,487 shares purchased under the ESPP for the purchase period that ended March 29, 2015. Of these shares, 4,861,386 were available for award grants under the 2014 Plan, and 1,345,803 were available for issuance under the ESPP. The shares available for awards under these plans are, subject to certain other limits under the applicable plan, generally available for any type of award authorized under that plan, including stock options, and, other than as to the ESPP, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. No new awards may be granted under the 2006 Plan.

(4)

Of these shares, 10,262 were subject to stock options granted under the Sipex 2000 Plan, and 34,733 were subject to stock options granted under the Sipex 2002 Plan. In addition, 1,200,000 of these shares were subject to stock options granted to Mr. DiNardo in connection with his commencing employment with the Company. These options were not granted under any of the Company’s equity incentive plans.

Equity Compensation Plans Not Approved by Stockholders

Sipex 2000 Plan and Sipex 2002 Plan. The Sipex 2000 Plan was adopted by the Sipex board of directors on October 31, 2000, and the Sipex 2002 Plan was adopted by the Sipex board of directors on September 21, 2001. Pursuant to the merger, we assumed the options that were outstanding under these plans at the time of the merger and have the authority to make grants under these plans after the merger. Under the terms of these plans and as provided under the applicable listing exchange rules, our Board of Directors or the Compensation Committee may grant nonqualified stock options to individuals employed by Sipex or its subsidiaries on or after the merger date and other eligible persons not employed by us or our subsidiaries at the time of the merger. Our Board of Directors or the Compensation Committee determines the purchase price for any shares of our Common Stock subject to an option granted under these plans, the vesting schedule (if any) applicable to each grant, the term of each grant, and the other terms and conditions of each grant, in each case subject to the limitations of the applicable plan. Generally, options granted under these plans may not be for a term of more than ten years and, subject to limited exceptions, the exercise price of those options may not be less than the fair market value of the stock subject to the award at the time of the grant.

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

Inducement Option Grant to Mr. DiNardo. In January 2012, Mr. DiNardo was granted an option to purchase 1,200,000 shares of the Company’s common stock. The grant was made as an inducement to Mr. DiNardo to accept employment with the Company and was not made under any of the Company’s stock incentive plans. The vesting terms of Mr. DiNardo’s option grant are described below in the notes to the “Outstanding Equity Awards at Fiscal Year 2015 Year-End” table, and the other terms of Mr. DiNardo’s option are generally the same as those of other options granted under the 2006 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

Pierre Guilbault, one of our directors, is an executive officer of Future Electronics Inc. (“Future”), our largest distributor. Mr. Guilbault joined the Board of Directors in August 2007 in connection with our acquisition of Sipex Corporation. During fiscal year 2015, approximately 22% of our revenue was derived from the sale of products to Future. The Audit Committee has reviewed our business relationship with Future and considered it in light of Mr. Guilbault’s membership on the Board of Directors, and has approved such business relationship and authorized the Company to continue to do business with Future. The Audit Committee will continue to monitor this business relationship. The Board has determined that Mr. Guilbault is not an “independent director” under the listing standards of the New York Stock Exchange as a result of the business relationship between the Company and Future. Future is also an affiliate of our largest stockholder, Alonim Investments Inc., which beneficially owns shares of our Common Stock through its wholly owned affiliate, Rodfre Holdings LLC as described above under “Security Ownership of Certain Beneficial Owners and Management.”

Under our related party transaction policies and procedures contained within our Audit Committee Charter, information about any material transactions involving related persons is assessed by the Audit Committee. Related persons include (i) any of our directors, executive officers and nominees for director, (ii) any beneficial owner of more than 5% of any class of our voting securities, (iii) any immediate family member of the foregoing persons, or (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or in which all the related persons, in the aggregate, have a 10% or greater beneficial ownership interest. If the determination were made that a related person has a material interest in any Company transaction (a “related party transaction”), then the Audit Committee would review, approve, ratify or, at its discretion, take other action with respect to the transaction. Any related party transaction would be disclosed to the extent required by SEC rules.

Director Independence

Our Corporate Governance Principles provide that a majority of the Board and all members of the Audit, Compensation and Corporate Governance and Nominating Committees of the Board will be independent. On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, has a direct or indirect interest. Following completion of these questionnaires, the Board, with the assistance of the Corporate Governance and Nominating Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the SEC and the NYSE, additional criteria set forth in our Corporate Governance Principles and consideration of any other material relationship a director may have with the Company.

The Board determined that each of Messrs. Abdi, Bencuya, Hilton, Leza and Meyers is an “independent director” under applicable SEC rules and the NYSE listing standards. Mr. DiNardo, as our full-time President and Chief Executive Officer, is not an independent director. In making its independence determination with respect to Mr. Guilbault, the Board evaluated ordinary course transactions during the last three fiscal years between us and our largest distributor, Future, of which Mr. Guilbault serves as an executive officer. The Board determined that, as a result of our business relationship with Future, Mr. Guilbault is not an “independent director” under the listing standards of the NYSE.

As a result of the foregoing, a majority of the Board and all directors serving on the Audit Committee, Corporate Governance and Nominating Committee, and the Compensation Committee are independent directors under applicable SEC rules and the NYSE listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Accountant

The following table shows the fees paid or accrued by us for audit and other services provided by BDO USA, LLP for fiscal years 2015 and 2014:

Description of Services	2014	2015

Audit Fees	$591,600	$690,405
Audit-Related Fees	$118,206	$393,721
Tax Fees	$30,800	$131,000

Total	$740,606	$1,215,126

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements and the audit of internal controls, quarterly review of financial statements included in our Quarterly Report on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees. Audit-Related Fees include professional services reasonably related to the audit of our financial statements, including but not limited to due diligence services related to acquisitions.

Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning, including but not limited to, the preparation of federal and state tax returns.

All Other Fees. All Other Fees include professional services related to non-audit related consulting services.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s charter requires that the Audit Committee pre-approve all audit and non-audit services provided to the Company by the independent auditors. All of the fiscal year 2015 Audit and Audit-Related fees were pre-approved by the Audit Committee of the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) All Financial Statements. The financial statements of Exar Corporation are included as required in Part II, Item 8—“Financial Statements and Supplementary Data” of the Original Form 10-K. See Index to Financial Statements on page 48 of the Original Form 10-K.

(2) Financial Statement Schedules. See “Notes to Consolidated Financial Statements, Note 20—Allowance for Sales Returns and Doubtful Accounts” included in Part II, Item 8—“Financial Statements and Supplementary Data” of the Original Form 10-K. Schedules not listed have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits. See Part IV, Item 15(b) below.

(b) The exhibits listed in the Exhibit Index of the Original Form 10-K and the exhibits listed in the Exhibit Index of this Amendment, which follows the signature page to this Amendment, are filed or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAR CORPORATION

By:	/s/ Louis DiNardo
Louis DiNardo
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS DINARDO	President, Chief Executive Officer and Director	July 30, 2015
(Louis DiNardo)	(Principal Executive Officer)

/s/ RYAN A. BENTON	Senior Vice President and Chief Financial Officer	July 30, 2015
(Ryan A. Benton)	(Principal Financial and Accounting Officer)

*	Chairman of the Board	July 30, 2015
(Richard L. Leza)

*	Director	July 30, 2015
(Behrooz Abdi)

*	Director	July 30, 2015
(Dr. Izak Bencuya)

*	Director	July 30, 2015
(Pierre Guilbault)

*	Director	July 30, 2015
(Brian Hilton)

*	Director	July 30, 2015
(Gary Meyers)

* By:	/s/ LOUIS DINARDO
(Louis DiNardo, Attorney-in-Fact)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date
31.3**	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Filed herewith.