Form 10-Q
period 2015-06-28
EXAR CORP
filed 2015-08-06
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

The number of shares outstanding of the Registrant’s Common Stock was 48,107,855 as of August 4, 2015.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 28,	March 29,
	2015	2015
ASSETS

Current assets:
Cash and cash equivalents	$55,760	$55,233
Accounts receivable (net of allowances of $735 and $1,334)	25,434	27,459
Accounts receivable, related party (net of allowances of $316 and $774)	541	1,663
Inventories	33,333	30,767
Other current assets	3,973	3,090
Total current assets	119,041	118,212

Property, plant and equipment, net	24,637	26,077
Goodwill	44,871	44,871
Intangible assets, net	82,732	86,102
Other non-current assets	7,821	7,838
Total assets	$279,102	$283,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,437	$13,526
Accrued compensation and related benefits	4,736	5,649
Deferred income and allowances on sales to distributors	3,597	3,362
Deferred income and allowances on sales to distributors, related party	3,596	6,982
Other current liabilities	20,124	21,287
Total current liabilities	48,490	50,806

Long-term lease financing obligations	4,629	5,069
Other non-current obligations	4,420	4,393
Total liabilities	57,539	60,268

Commitments and contingencies (Notes 14, 15 and 16)

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 48,058,692 and 47,745,618 shares outstanding	5	5
Additional paid-in capital	522,731	521,490
Accumulated other comprehensive loss	(26)	(26)
Accumulated deficit	(301,147)	(298,637)
Total Exar Corporation stockholders' equity	221,563	222,832
Total liabilities and stockholders’ equity	$279,102	$283,100

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 28,	June 29,
	2015	2014
Sales:
Net sales	$29,045	$21,698
Net sales, related party	11,377	9,021
Total net sales	40,422	30,719

Cost of sales:
Cost of sales	15,601	12,380
Cost of sales, related party	4,916	3,838
Amortization of purchased intangible assets and inventory step-up cost	2,468	3,545
Total cost of sales	22,985	19,763
Gross profit	17,437	10,956

Operating expenses:
Research and development	9,477	8,481
Selling, general and administrative	10,299	9,777
Merger and acquisition costs	—	4,050
Total operating expenses	19,776	22,308
Loss from operations	(2,339)	(11,352)
Other income and expense, net:
Interest income and other, net	(14)	290
Interest expense	(52)	(486)
Total other income and expense, net	(66)	(196)
Loss before income taxes	(2,405)	(11,548)
Provision for income taxes	105	692
Net loss	(2,510)	(12,240)
Less: Net loss attributable to non-controlling interests	—	135
Net loss attributable to Exar Corporation	$(2,510)	$(12,105)

Net loss per share:
Basic	$(0.05)	$(0.26)
Diluted	(0.05)	(0.26)

Shares used in the computation of net loss per share:
Basic	47,927	47,236
Diluted	47,927	47,236

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	June 28,	June 29,
	2015	2014
Net loss	$(2,510)	$(12,105)
Changes in market value of investments:
Changes in unrealized gains	—	199
Reclassification adjustment for net realized gains (losses)	—	26
Release of tax provision for unrealized gains	—	828
Net change in market value of investments	—	1,053
Comprehensive loss	(2,510)	(11,052)
Less: comprehensive loss attributable to non-controlling interests	—	135
Comprehensive loss attributable to Exar Corporation	$(2,510)	$(10,917)

See accompanying Notes to Condensed Consolidated Financial Statements.

 EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 28,	June 29,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,510)	$(12,240)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,968	3,309
Stock-based compensation expense	1,937	3,127
Restructuring charges and exit costs	55	77
Release of deferred tax valuation allowance	—	828
Net change in fair value of contingent consideration	—	(431)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable, related party	3,147	(692)
Inventories	(2,566)	944
Other current and non-current assets	(866)	(1,460)
Accounts payable	2,812	(3,824)
Accrued compensation and related benefits	(913)	(538)
Other current and non-current liabilities	(1,351)	178
Deferred income and allowance on sales to distributors and related party distributor	(3,151)	2,585
Net cash provided by (used in) operating activities	1,562	(8,137)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(105)	(551)
Purchases of short-term marketable securities	—	(9,296)
Proceeds from maturities of short-term marketable securities	—	3,997
Proceeds from sales of short-term marketable securities	—	158,412
Acquisition of Integrated Memory Logic, net of cash received	—	(72,659)
Restricted cash	—	(26,000)
Net cash provided by (used in) investing activities	(105)	53,903

Cash flows from financing activities:
Proceeds from issuance of common stock	966	1,380
Purchase of stock for withholding taxes on vested restricted stock	(1,083)	(569)
Cash settlement of fully vested equity award	(354)	—
Proceeds from issuance of debt	—	91,000
Repayment of debt	—	(26,000)
Repurchase of common stock	—	(3,000)
Payments of lease financing obligations	(459)	(30)
Net cash provided by (used in) financing activities	(930)	62,781

Net increase in cash and cash equivalents	527	108,547
Cash and cash equivalents at the beginning of period	55,233	14,614
Cash and cash equivalents at the end of period	$55,760	$123,161

Supplemental disclosure of cash flow and non-cash information

Release of restricted stock upon vesting	—	408

See accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business— Exar Corporation (“Exar,” “us,” “our” or “we”) was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for the Industrial and Embedded Systems, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, flat panel displays, LED lighting solutions, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Mixed-signal, Power Management, High Performance Analog, Processors, Flat Panel Display and LED lighting.

Basis of Presentation and Use of Management Estimates—The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of June 28, 2015 and our results of operations for the three months ended June 28, 2015 and June 29, 2014, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2016 and 2015 both consist of 52 weeks.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle which may require the use of judgment and estimates. The entity may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented or a modified retrospective approach. This standard is effective for annual reporting periods beginning after December 15, 2017. Exar is currently evaluating the effect adoption of this standard will have, if any, on its consolidated financial position, results of operations or cash flows.

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

To establish fair value, we measure the price that would be received by selling an asset or paid to transfer a liability in an ordinary transaction between market participants. The measurement assumes the highest and best use of the asset by the market participants that would maximize the value of the asset or the group of assets within which the asset would be used at the measurement date, even if the intended use of the asset is different.

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

Consideration

In June 2014, we acquired approximately 92% of iML’s outstanding shares for $206.4 million in cash. In September 2014, we acquired the remaining 8% of iML’s outstanding shares and vested options exercised subsequent to June 3, 2014 for $18.9 million. Additionally, as required under the terms of the merger agreement, we assumed and converted iML’s employees’ then outstanding options into options to purchase 1.5 million shares of Exar’s common stock. The fair value of pre-merger vested options of $3.8 million was recorded as purchase consideration.

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

Amount
Developed technologies	$55,780
In-process research and development	8,100
Customer relationships	15,060
Trade names	1,120
Total identifiable intangible assets	$80,060

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to iML are included in the merger and acquisition costs and interest expense line on the consolidated statement of operations for fiscal year 2015 and were approximately $7.2 million, of which $4.2 million were incurred during the three months ended June 29, 2014.

NOTE 4.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	June 28, 2015	March 29, 2015
Work-in-process and raw materials	$17,165	$16,789
Finished goods	16,168	13,978
Total inventories	$33,333	$30,767

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	June 28, 2015	March 29, 2015
Land	$6,660	$6,660
Building	17,431	17,431
Machinery and equipment	41,501	41,449
Software and licenses	22,201	22,044
Property, plant and equipment, total	87,793	87,584
Accumulated depreciation and amortization	(63,156)	(61,507)
Total property, plant and equipment, net	$24,637	$26,077

         Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 28, 2015	March 29, 2015
Deferred tax liability	$7,092	$7,021
Short-term lease financing obligations	3,816	3,834
Accrued retention bonus	3,176	2,951
Purchase consideration holdback	1,006	1,006
Accrued manufacturing expenses, royalties and licenses	785	1,122
Accrued legal and professional services	701	982
Accrued sales and marketing expenses	591	686
Accrued restructuring charges and exit costs	432	982
Other current liabilities	2,525	2,703
Total other current liabilities	$20,124	$21,287

Our other non-current obligations consisted of the following (in thousands) as of the dates indicated:

	June 28, 2015	March 29, 2015
Long-term taxes payable	$4,370	$4,351
Other	50	42
Total other non-current obligations	$4,420	$4,393

NOTE 5.	FAIR VALUE

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

In the first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Telecom Fund II (US), L.P., a venture capital fund that invested primarily in private companies in the telecommunications and/or networking industries, of which we estimated the fair value using the market value of common shares as determined by trading on the Nasdaq CM market. See Note 7 — “Long –Term Investment”. These securities have been classified to Level 2 and recorded in the other non-current assets line item on the condensed consolidated balance sheet. We believe the fair value inputs of CounterPath do not meet all of the criteria for Level 1 classification primarily due to the low trading volume of the stock.

There were no transfers between Level 1, Level 2, and Level 3 during the fiscal quarter ended June 28, 2015.

The following table summarizes our other investments assets as of June 28, 2015 (in thousands):

	June 28, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4	$—	$—	$4
Common shares of CounterPath	—	48	—	48
Total investment assets	$4	$48	$—	$52

The following table summarizes our other investments assets as March 29, 2015 (in thousands):

	March 29, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6	$—	$—	$6
Common shares of CounterPath	—	48	—	48
Total investment assets	$6	$48	$—	$54

Our cash and cash equivalents as of the dates indicated below were as follows (in thousands):

	June 28, 2015	March 29, 2015
Cash and cash equivalents
Cash at financial institutions	$55,756	$55,227
Money market funds	4	6
Total cash and cash equivalents	$55,760	$55,233

In the first quarter of fiscal year 2015, we sold all of our short term investments to fund the iML acquisition.

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other net, line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Gross realized gains	$—	$264
Gross realized losses	—	(238)
Net realized gain (losses)	$—	$26

In fiscal year 2013 and 2014, we completed acquisitions of Altior Inc. (“Altior”) and Cadeka Technologies (Cayman) Holding Ltd. (“Cadeka”) and recorded $10.1 million and $4.7 million purchase consideration earn-outs, respectively. The fair value of contingent consideration arising from the Altior and Cadeka acquisitions is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs. A significant increase (decrease) in the projected revenue, discount rate or probability of occurrence in isolation could result in a significantly higher (lower) fair value measurement. We calculate the fair value of the contingent consideration on a quarterly basis based on a collaborative effort of our operations and financial accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. The fair value of the contingent consideration liabilities was reduced to zero during the second quarter of fiscal year 2015.

The change in the fair value of our Altior purchase consideration liability is as follows (in thousands):

Amount
As of April 1, 2012	$—
Estimated contingent consideration liability	10,138
As of March 31, 2013	10,138
Fair value adjustment	(7,165)
As of March 30, 2014	2,973
Fair value adjustment	(2,973)
As of March 29, 2015	$—

The change in the fair value of our Cadeka purchase consideration liability is as follows (in thousands):

Amount
As of March 31, 2013	$—
Estimated contingent consideration liability	4,660
Fair value adjustment	(3,290)
As of March 30, 2014	1,370
Fair value adjustment	(1,370)
As of March 29, 2015	$—

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. As of June 28, 2015, no events or changes in circumstances suggest that the carrying amount for goodwill may not be recoverable and therefore we did not perform an interim goodwill impairment analysis.

The changes in the carrying amount of goodwill for first fiscal quarter of 2016 and 2015 were as follows (in thousands):

	June 28, 2015	March 29, 2015
Beginning balance	$44,871	$30,410
Goodwill additions	—	14,461
Ending balance	$44,871	$44,871

Goodwill additions during the first quarter of fiscal 2015 consisted of $14.5 million residual allocation from the iML acquisition purchase price accounting.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	June 28, 2015			March 29, 2015
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount
Amortized intangible assets:
Existing technology	$113,785	$(49,852)	$63,933	$120,041	$(47,259)	$(9,134)	$63,648
Customer relationships	14,295	(5,005)	9,290	15,165	(4,520)	(870)	9,775
Distributor relationships	7,254	(2,188)	5,066	7,254	(1,973)	—	5,281
Patents/Core technology	3,459	(3,459)	—	3,459	(3,446)	—	13
Trade names	1,330	(338)	992	1,330	(274)	—	1,056
Total intangible assets subject to amortization	140,123	(60,842)	79,281	147,249	(57,472)	(10,004)	79,773
In-process research and development	3,451	—	3,451	9,148	—	(2,819)	6,329
Total	$143,574	$(60,842)	$82,732	$156,397	$(57,472)	$(12,823)	$86,102

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over two to nine years. Customer relationships are amortized over five to seven years. Distributor relationships are amortized over seven years. Patents/core technology is amortized over six years. Trade names are amortized over three to six years. In-process Research & Development (“IPR&D”) is reclassified as existing technology upon completion or written off upon abandonment. During the first quarter of fiscal year 2016, $2.9 million of IPR&D was reclassified as existing technology upon completion and started amortization. During the third quarter of fiscal year 2015, $1.2 million of IPR&D was reclassified as existing technology upon completion and started amortization. As a result of not meeting critical specifications, we abandoned one IPR&D project and recorded a $0.5 million charge in the impairment of intangible assets line on the consolidated statement of operations in the fourth quarter of fiscal year 2015. We expect the remaining IPR&D projects to be completed and to start amortization in fiscal year 2016. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life.

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

As of June 28, 2015 and June 29, 2014, there were no indicators or events that required us to perform an intangible assets impairment review. During the second quarter of fiscal year 2015, due to the decline in forecasted revenue related to certain intangible assets that were acquired in prior business combinations, we recorded $12.3 million in impairment charges.

The aggregate amortization expenses for our intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Amortization expense	$3,370	$2,277

The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2016 (9 months remaining)	$10,115
2017	13,434
2018	13,398
2019	13,073
2020	12,283
2021 and thereafter	16,978
Total future amortization excluding IPR&D	$79,281

NOTE 7.	LONG-TERM INVESTMENT

In July 2001, Exar became a Limited Partner in the Skypoint Telecom Fund II (US), LP. (“Skypoint Fund”), a venture capital fund focused on investments in communications infrastructure companies. We accounted for this non-marketable equity investment under the cost method in the other non-current assets in the consolidated balance sheet. During the term of the fund, we made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. The partnership was dissolved and the fund distributed stock of investee companies to Exar during first quarter of fiscal year 2015.

We regularly review and determine whether the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	June 28, 2015	March 29, 2015
Beginning balance	$394	$946
Net distributions	—	(8)
Impairment charges	—	(544)
Ending balance	$394	$394

Impairment

We evaluate our long-term investment for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. If the carrying amount exceeds its fair value, the long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss.

During the first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Fund in which we were a limited partner since 2001. CounterPath was one of the investee companies of Skypoint Fund. We estimated the fair value using the market value of CounterPath's common shares on the Nasdaq Capital Market. We also received common shares from the other two private investee companies of Skypoint Fund through the dissolution. We did not record any impairment changes during the three months ended June 28, 2015 or June 29, 2014. We regularly assess the fair value of the common shares received from these three companies and recorded $0.5 million of impairment charges throughout fiscal year 2015.

NOTE 8.	RELATED PARTY TRANSACTION

Alonim Investments Inc. (“Alonim”) owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of June 28, 2015. As such, Alonim is our largest stockholder.

Related party contributions as a percentage of our total net sales for the periods indicated below were as follows:

	Three Months Ended
	June 28, 2015	June 29, 2014
Alonim	28%	29%

Related party receivables as a percentage of our net accounts receivable were as follows as of the dates indicated below:

	June 28, 2015	March 29, 2015
Alonim	2%	6%

Related party expenses for marketing promotional materials reimbursed were not significant for either the three months ended June 28, 2015 or June 29, 2014, respectively.

NOTE 9.	SHORT-TERM DEBT

As part of the acquisition of iML in the first quarter of fiscal year 2015, we entered into short-term financing agreements with Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”) to provide bridge financing for the acquisition.

CTBC

On June 9, 2014 we entered into a Business Loan Agreement with CTBC to provide a loan for $26.0 million. This loan bore an interest rate of 3.25% and had maturity date of December 9, 2014. Interest payments were due monthly with the entire principal due not later than December 9, 2014.

All obligations of Exar under the Business Loan Agreement were unconditionally guaranteed by iML through a $26.0 million short-term certificate deposit with the same institution. The CTBC business loan was paid off in the third quarter of fiscal year 2015.

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

Exar had drawn $65.0 million in May 2014 to fund the acquisition of iML’s outstanding shares. We repaid $26.0 million of the debt in June 2014 through a loan from CTBC with lower interest rate. The Stifel loan was paid off in the second quarter of fiscal year 2015.

Interest

As of the dates indicated below, interest on our short-term debt, which is included in the “Interest expense” line item on the consolidated statement of operations, consisted of the following (in thousands):

	June 28, 2015	June 29, 2014
CTBC	$—	$402
Stifel	—	45
Total interest on short-term debt	$—	$447

NOTE 10.	COMMON STOCK REPURCHASES

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

On July 9, 2013, we announced the approval of a share repurchase program under which we were authorized to repurchase an additional $50.0 million of our common stock. The repurchase program does not have a termination date, and may be modified, extended or terminated at any time. We intend to retire all shares repurchased under the stock repurchase plan. The purchase price for the repurchased shares of Exar is reflected as a reduction of common stock and additional paid-in capital. We did not repurchase any common stock during the three months ended June 28, 2015.

Stock repurchase activities during fiscal year 2015 were indicated below (in thousands, except per share amounts):

	Total number of Shares Purchased	Average Price Paid Per Share (or Unit)	Amount Paid for Purchase
As of March 30, 2014	10,319	$9.42	$97,189
Repurchases – March 31 to April 27, 2014	273	10.98	3,000
Repurchases – July 28 to September 28, 2014	393	9.83	3,864
Repurchases – September 29 to December 28, 2014	125	9.08	1,135
As of March 29, 2015	11,110	$9.47	$105,188
Repurchases – March 30 to June 28, 2015	—	—	—
As of June 28, 2015	11,110	$9.47	$105,188

—————

Note: The average price paid per share is based on the total price paid by Exar, which includes applicable broker fees.

NOTE 11.	RESTRUCTURING CHARGES AND EXIT COSTS

2016 Restructuring Charges and Exit Costs

During the first quarter of fiscal year 2016, we incurred immaterial restructuring charges and exit costs. We may choose to divest the data compression product line. If we do, we may incur charges related to this activity. In addition, we completed significant strategic restructuring activities in the second quarter of fiscal year 2016. We believe this restructuring allows us to achieve operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders.

2015 Restructuring Charges and Exit Costs

During the first quarter of fiscal year 2015, we incurred $0.4 million of restructuring charges and exit costs mainly due to severance benefit payments made. During the twelve months ended March 28, 2015, we incurred $12.2 million of restructuring charges and exit costs which consisted primarily of reduction of our workforce, the impairment of certain fixed assets and licensed technologies, and the write-off of related inventory.

Our restructuring liabilities were included in the other current liabilities lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 29, 2015	Additions/ adjustments	Non-cash charges	Payments	June 28, 2015
Lease termination costs and others	$330	$22	$(55)	$(155)	$142
Severance	652	(16)	—	(346)	290
Total	$982	$6	$(55)	$(501)	$432

	March 30, 2014	Additions/ adjustments	Non-cash charges	Payments	March 29, 2015
Lease termination costs and others	$1,615	$522	$(220)	$(1,587)	$330
Impairment of fixed assets, licensed technologies and write down of inventory	—	7,765	(7,765)	—	—
Severance	754	3,899	—	(4,001)	652
Total	$2,369	$12,186	$(7,985)	$(5,588)	$982

See Note 4 — “Balance Sheet Details” for restructuring charges and exit costs recorded in the consolidated balance sheets as of June 28, 2015 and March 29, 2015.

NOTE 12.	STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal period presented (in thousands, except per share amounts):

	As of June 28, 2015	Three Months Ended June 28, 2015
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price
Authorized to issue	4,500
Reserved for future issuance	1,340
Issued		6	$9.60

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for each share subject to the award. As of June 28, 2015, there were approximately 4.6 million shares available for future grant under the 2014 Plan.

Stock Option Activities

Our stock option transactions during the three months ended June 28, 2015 are summarized as follows:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 29, 2015	7,609,622	$8.77	4.86	$14,377	2,850
Granted	85,500	10.11
Exercised	(145,122)	7.66
Cancelled	(5,555)	12.71
Forfeited	(129,943)	8.84
Balance at June 28, 2015	7,414,502	$8.80	4.63	$13,116	2,995

Vested and expected to vest, June 28, 2015	6,946,640	$8.72	4.55	$12,749
Vested and exercisable, June 28, 2015	3,552,324	$7.86	3.72	$9,163

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $10.18 and $10.30 as of June 28, 2015 and March 29, 2015, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our CEO. The options are scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined market based financial measures are met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our CEO. The options are scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. We recorded $58,000 and $112,000 of compensation expense for these options in the three months ended June 28, 2015 and June 29, 2014, respectively.

Options exercised for the periods indicated below were as follows (in thousands):

	Three months Ended
	June 28, 2015	June 29, 2014
Intrinsic value of options exercised	$426	$430

Restricted Stock Units (“RSU”) Activities

Our RSU transactions during the three months ended June 28, 2015 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 29, 2015	1,072,925	$10.26	1.50	$11,051
Granted	179,426	10.73
Issued and released	(289,009)	10.56
Cancelled	(32,492)	9.95
Unvested at June 28, 2015	930,850	$10.27	1.41	$9,476

Vested and expected to vest, June 28, 2015	780,201		1.32	$7,942

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our CEO. The PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures are not met, each installment will be forfeited at the end of its respective fiscal year. We recorded $64,000 and $0.7 million of compensation expense for these awards in the three months ended June 28, 2015 and June 29, 2014, respectively.

In July 2013, as part of the acquisition of Cadeka, in order to encourage retention of certain former Cadeka employees, we agreed to recommend to our Board of Directors in July 2015 a bonus, which, if approved by the Board of Directors, would be settled in RSUs subject to fulfillment of the service period. We recorded $0.2 million and $0.4 million of compensation expense for these awards in the three months ended June 28, 2015 and June 29, 2014, respectively. The expense is reported in the other non-current obligations line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the condensed consolidated statement of operations. In July 2015, the Board of Directors ultimately determined not to approve the granting of these RSUs.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. The second 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures are met. We recorded $39,000 and $0.2 million of compensation expense for these awards in the three months ended June 28, 2015 and June 29, 2014, respectively.

In December 2013, we granted 100,000 RSUs to our CEO. The RSUs were scheduled to vest in two equal installments at the end of fiscal years 2016 and 2017. In October 2014, the second installment of 50,000 RSUs was modified to 50,000 PRSUs. These modified PRSUs were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. For the three months ended June 28, 2015 and fiscal year 2015, we recorded $47,000 and $10,000 stock compensation expense related to these modified PRSUs, respectively.

In August 2014, we announced the Fiscal Year 2015 Management Incentive Program (“2015 Incentive Program”). Under this program, each participant’s award is denominated in shares of our common stock and is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors for fiscal year 2015. We recorded a stock compensation expense of $2.0 million in fiscal year 2015 related to these awards. During the first quarter of fiscal year 2016, we settled 20% of these awards with cash and recorded $50,000 additional compensation cost due to the fair value change between grant day and settlement day.

In August and December 2014, we granted 88,448 PRSUs to certain former iML employees. The PRSUs are scheduled to start vesting in three equal annual installments upon achievement of certain performance measures. In the three months ended June 28, 2015 and June 29, 2014 we recorded $38,000 and $0 of stock compensation expense related to these PRSUs, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented below (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Cost of sales	$87	$260
Research and development	449	812
Selling, general and administrative	1,401	2,055
Total Stock-based compensation expense	$1,937	$3,127

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the period indicated below:

	June 28, 2015
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$7,072	2.2
Performance Options	322	1.6
RSUs	3,061	1.8
PRSUs	1,516	1.8
Total Unrecognized Stock-based compensation expense	$11,971

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

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended
	June 28, 2015	June 29, 2014
Expected term of options (years)	4.7	4.5
Risk-free interest rate	1.2%	1.3%
Expected volatility	32%	32%
Expected dividend yield	─	─
Weighted average estimated fair value	$3.08	$3.12

NOTE 13. NET LOSS PER SHARE

Basic net loss per share excludes dilution and is computed by dividing net loss attributable to Exar by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share reflects the potential dilution that would occur if outstanding stock options or warrants to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding RSUs was issued.

The following table summarizes our loss per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended
	June 28, 2015	June 29, 2014
Net loss attributable to Exar Corporation	$(2,510)	$(12,105)

Shares used in computation of net loss per share:
Basic	47,927	47,236
Effect of options and awards	─	─
Diluted	47,927	47,236
Net loss per share:
Basic	$(0.05)	$(0.26)
Diluted	$(0.05)	$(0.26)

All outstanding stock options and RSUs are potentially dilutive securities. As of June 28, 2015 and June 29, 2014, all outstanding stock options and RSUs were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive.

NOTE 14.	LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $6.9 million in January 2015 under a two-year license and two three-year licenses with prepayment of $1.0 million, $4.4 million in October 2014 under a three-year license with a prepayment of $1.5 million for the first year license and $0.9 million in July 2012 under a three-year license all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our consolidated balance sheets as of June 28, 2015 and March 29, 2015, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Amortization expense	$1,073	$800

Future minimum lease and sublease income payments for the lease financing obligations as of June 28, 2015 are as follows (in thousands):

Fiscal Years	Design Tools
2016 (9 months remaining)	$3,530
2017	3,961
2018	1,356
Total minimum lease payments	8,847
Less: amount representing interest	402
Present value of minimum lease payments	8,445
Less: short-term lease financing obligations	3,816
Long-term lease financing obligations	$4,629

Interest expense for the lease financing obligation for the periods indicated below was as follows (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Interest expense	$48	$39

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Rent expense	$257	$332

Our future minimum lease payments for the lease operating obligations as of June 28, 2015 are as follows (in thousands):

Fiscal Years	Facilities
2016 (9 months remaining)	$584
2017	341
2018	135
2019	29
Total minimum lease payments	$1,089

NOTE 15.      COMMITMENTS AND CONTINGENCIES

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

As of the dates indicated below, our warranty reserve balance, which is included in the “Other current liabilities” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	June 28, 2015	March 29, 2015
Beginning balance	$282	$1,074
Provisions for warranties issued	20	458
Settlements/adjustments	—	(1,250)
Ending balance	$302	$282

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

In fiscal year 2014, two former employees of Exar’s French subsidiary asserted claims against that subsidiary for alleged unfair dismissal in the French Labor Courts. We believe that the former employees were terminated in accordance with the requirements of French law and that the former employees’ claims are not supported by evidence. On December 22, 2014, Exar and one of the former employees entered into a settlement agreement resolving all claims made in the litigation. On June 30, 2015, Exar and the second former employee entered into a settlement agreement resolving all claims made in the litigation. The settlements did not have a material impact on our financial position, results of operations or cash flows.

     In April 2015, Phenix, LLC (“Phenix”) filed a complaint against us and iML for patent infringement in the United States District Court for the Eastern District of Texas, alleging that at least the iML 7990 and 7991 integrated circuits products infringe one of its patents. The court held a Scheduling Conference on July 30, 2015, and set a trial date of September 6, 2016 for this matter. Discovery is just beginning in this matter and while there can be no assurance of favorable outcomes, we do not believe that the ultimate outcome of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 17.	INCOME TAXES

During the three months ended June 28, 2015, we recorded an income tax expense of approximately $0.1 million. The income tax expense was primarily related to foreign taxable income. During the three months ended June 29, 2014, we recorded an income tax expense of approximately $0.7 million. The income tax expense was primarily related to clearing the tax effect recorded in other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio in fiscal year 2014.

During the three months ended June 28, 2015, the unrecognized tax benefits increased by $0.1 million to $17.7 million primarily related to the increase of unrecognized tax benefit on R&D tax credits, offset by the lapsing of statute of limitations. If recognized, $14.7 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	June 28, 2015	March 29, 2015
Accrued interest and penalties	$1,270	$1,187

Our major tax jurisdictions are the United States federal and various states, Canada, China, Hong Kong, and certain other foreign jurisdictions. The fiscal years 2003 through 2014 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our foreign jurisdictions.

NOTE 18.	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Industrial & Embedded Systems, High-End Consumer and Infrastructure markets.

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Industrial & Embedded Systems	$20,575	$18,867
High-End Consumer	13,536	3,424
Infrastructure	6,311	8,428
Total net sales	$40,422	$30,719

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
China	$14,924	$10,759
United States	6,615	6,226
Taiwan	5,087	1,410
Singapore	4,185	3,591
Germany	3,673	2,956
Korea	2,968	2,128
Rest of world	2,970	3,649
Total net sales	$40,422	$30,719

Substantially all of our long-lived assets at each of June 28, 2015 and June 29, 2014 were located in the United States.

The following distributors accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended
	June 28, 2015	June 29, 2014
Distributor A	28%	29%
Distributor B	*	10%
Distributor C	*	10%

—————

*	Net sales for this distributor or customer for this period were less than 10% of our net sales.

No other distributor or customer accounted for 10% or more of the net sales for the three months ended June 28, 2015 and June 29, 2014, respectively.

The following distributors and customers accounted for 10% or more of our net accounts receivable as of the dates indicated:

	June 28, 2015	March 29, 2015
Distributor E	17%	12%
Customer D	12%	10%
Distributor F	11%	*
Distributor D	10%	10%
Distributor B	*	11%

—————

*	Accounts receivable for this distributor for this period were less than 10% of total account balance.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of June 28, 2015 and June 29, 2014, respectively.

NOTE 19.      SUBSEQUENT EVENT

Exar completed significant strategic restructuring activities in the second quarter of fiscal year 2016.  We believe this restructuring allows us to achieve operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three months ended June 28, 2015 are not necessarily indicative of results to be expected for any future period.

Business Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for the Industrial and Embedded Systems, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, flat panel displays, LED lighting solutions, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Mixed-signal, Power Management, High Performance Analog, Processors, Flat Panel Display and LED lighting.

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

First Quarter of Fiscal Year 2016 Executive Summary

Net sales of $40.4 million for the first quarter of fiscal year 2016 decreased $3.5 million or 8% from $43.9 million in the fourth quarter of fiscal year 2015. The decrease was primarily attributable to softness in the China and Korea display market and reduction in Communication sales. Net loss of $2.5 million decreased $0.4 million or 14% from $2.9 million net loss in the fourth quarter of fiscal year 2015. The decrease in net loss was primarily due to a decrease in impairment of long term investment as compared to previous quarter. Net loss per share of $0.05 in the current quarter decreased by $0.01 from the $0.06 net loss per share in the fourth quarter of fiscal year 2015.  We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three months ended June 28, 2015, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Results of Operations

Our Statements of Operations data and percentage of revenue were as follows for the periods presented (in millions, except percentages):

	Quarter ended
	June 28, 2015	June 29, 2014	Change

Net Sales	$40,422	$30,719	$9,703	32%
Cost of sales:
Cost of sales	15,601	12,380	3,221	26%
Cost of sales-related party	4,916	3,838	1,078	28%
Amortization of purchased intangible assets and inventory step up costs	2,468	3,545	(1,077)	(30)%
Total cost of sales	22,985	19,763	3,222	16%
Gross profit	17,437	10,956	6,481	59%
Operating expenses:
Research and development	9,477	8,481	996	12%
Selling, general and administrative	10,299	9,777	522	5%
Merger and acquisition costs	—	4,050	(4,050)	(100)%
Total operating expenses	19,776	22,308	(2,532)	(11)%
Loss from operations	(2,339)	(11,352)	9,013	(79)%
Other income and expense, net:
Interest income and other, net	(14)	290	(304)	(105)%
Interest expense	(52)	(486)	434	(89)%
Loss before income taxes	(2,405)	(11,548)	9,143	(79)%
Provision for income taxes	105	692	(587)	(85)%
Net income (loss)	(2,510)	(12,240)	9,730	(79)%
Less: Net loss attributable to non-controlling interests	—	135	(135)	(100)%
Net loss attributable to Exar Corporation	$(2,510)	$(12,105)	$9,595	(79)%

Revenue

Our net sales by end market in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 28, 2015		June 29, 2014		Change
Net Sales:
Industrial & Embedded Systems	$20,575	51%	$18,867	61%	9%
High-End Consumer	13,536	33%	3,424	11%	295%
Infrastructure	6,311	16%	8,428	28%	(25)%
Total	$40,422	100%	$30,719	100%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 28, 2015		June 29, 2014		Change
Net Sales:
Asia	$28,846	71%	$19,448	63%	48%
Americas	6,845	17%	6,862	22%	* %
Europe	4,731	12%	4,409	15%	7%
Total	$40,422	100%	$30,719	100%

* The change is less than 1%

Revenue for the three months ended June 28, 2015 increased $9.7 million, or 32%, as compared with the same period a year ago. The revenue increase was mainly due to the inclusion of revenue generated from our acquisition of iML for a full quarter resulting in a $9.7 million increase in display and LED lighting sales, a $2.4 million increase in sales of component products (principally connectivity and power products) due to implementation of a commodity market price program with one of our distributors, and $1.0 million from the sale of certain Intellectual Property. These increases were offset by approximately $1.5 million reduction in component sales in Asia, a $1.1 million decrease resulting from significantly lower sales volume of our data compression products, and a $0.8 million reduction in video processor product sales. Revenue from Asia increased by $9.4 million, or 48%, as compared with the same period a year ago. The revenue increase was mainly due to the inclusion of a full quarter of revenue generated from our acquisition of iML. Revenue from the Americas remained consistent as compared with the same period a year ago. Revenue from Europe increased by $0.3 million or 7%, as compared with the same period a year ago as a result of the expansion of our sales force in Europe.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 28, 2015 increased by approximately 7% as compared to the same period a year ago. The increase in gross profit percentage was primarily due to sales of higher margin products from our recent acquisitions, the sale of certain Intellectual Property and the inclusion of acquisition related inventory step up costs in the first quarter of fiscal year 2015.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three months ended June 28, 2015 increased $1.0 million, or 12%, as compared to the same period a year ago. The increase was primarily due to the inclusion of iML’s operations and a headcount increase in R&D, offset by a $0.4 million decrease in stock-based compensation expense.

We believe that R&D expenses will increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended June 28, 2015 decreased $0.5 million, or 5%, as compared with the same period a year ago. The decrease was primarily due to a $0.7 million decrease in stock-based compensation expense offset by a net increase of $0.2 million mainly resulting from the inclusion of iML’s operations since June 2015.

We believe that SG&A expenses will increase in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Merger and acquisition costs

Merger and acquisition costs for the three months ended June 28, 2015 decreased $4.1 million, or 100%, as compared with the same period a year ago. The decrease was primarily due to transaction costs incurred for the iML acquisition in the first quarter of fiscal year 2015.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income, foreign exchange gains or losses and realized gains or losses on marketable securities.

Interest income and other, net during the three months ended June 28, 2015 decreased $0.3 million, or 105% as compared with the same period a year ago. The decrease was mainly due to the sale of short-term investments to fund the iML acquisition in the first quarter of fiscal year 2015.

Interest Expense

Interest expense for the three months ended June 28, 2015 decreased $0.4 million, or 89%, as compared to the same period a year ago. The decrease was primarily due to interest expense incurred in the first quarter of fiscal 2015 as a result of $65.0 million of short term debt borrowed from Stifel Financial Corporation and CTBC Bank Corporation (USA) for the acquisition of iML.

Provision for Income Taxes

During the three months ended June 28, 2015, we recorded an income tax expense of approximately $0.1 million. The income tax expense was primarily due to expenses related to foreign taxable income. During the three months ended June 29, 2014, we recorded an income tax expense of approximately $0.7 million. The difference is primarily related to clearing the tax effect recorded in other comprehensive income when applying the exception to the ASC 740 intra-period allocation rule upon liquidation of our available for sale security portfolio in 2014.

Liquidity and Capital Resources

	Three Months Ended
	June 28, 2015	June 29, 2014
	(dollars in thousands)
Cash and cash equivalents	$55,760	$123,161
Restricted cash	─	26,000
Total cash, cash equivalents, and restricted cash	$55,760	$149,161
Percentage of total assets	20%	38%

Net cash provided by (used in) operating activities	$1,562	$(8,137)
Net cash provided by investing activities	(105)	53,903
Net cash provided by (used in) financing activities	(930)	62,781
Net increase in cash and cash equivalents	$527	$108,547

Fiscal Year 2016

Our net loss was approximately $2.5 million for the three months ended June 28, 2015. After adjustments for non-cash items and changes in working capital, we generated $1.6 million of cash from operating activities.

Significant non-cash charges included:

●	depreciation and amortization expenses of $5.0 million; and

●	stock-based compensation expense of $1.9 million.

Working capital changes included:

●

a $3.1 million decrease in accounts receivable primarily due to timing of shipments made, collections from customers and a credit issued to one of our distributors as we implemented a market price program;

●	a $2.6 million increase in inventory due to lower than expected display sales;

●	a $2.8 million increase in accounts payable primarily due to timing of payments made;

●

a $3.2 million decrease in deferred income due to timing of products selling through the distribution channels, our distribution partners looking to reduce inventory and the moving of our commodity business to market price programs; and

●	a $1.4 million net decrease in other current and noncurrent liabilities due to the timing of billings received and payments made.

In the three months ended June 28, 2015, net cash used in investing activities was $0.1 million due to the purchase of property, plant and equipment.

In the three months ended June 28, 2015, net cash used in financing activities reflects a $0.4 million cash settlement for equity awards and a $0.5 million repayment of lease financing obligation.

Fiscal Year 2015

Our net loss was approximately $12.2 million for the three months ended June 29, 2014. After adjustments for non-cash items and changes in working capital, we used $8.1 million of cash from operating activities.

Significant non-cash charges included:

●	depreciation and amortization expenses of $3.3 million;

●	stock-based compensation expense of $3.1 million; and

●	$0.8 million release of the deferred tax valuation allowance due to liquidation of our short term investments.

Working capital changes included:

●	a $0.7 million increase in accounts receivable primarily due to timing of shipments made and timing of collections from customers;

●	a $3.8 million decrease in accounts payable primarily due to timing of payments made;

●	a $2.6 million increase in deferred income due to timing of products selling through the distribution channels; and

●	a $1.5 million net increase in other current and noncurrent assets due to estimated tax payments made by iML.

In the three months ended June 29, 2014, net cash used in investing activities was $53.9 million. Proceeds of $162.4 million from sales and maturities were offset by $9.3 million purchase of investments, $0.6 million used for purchases of property, plant and equipment and intellectual property, and $26.0 million of restricted cash and net of $72.7 million used for the acquisition of iML.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 28, 2015 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Purchase commitments (1)	$23,489	$20,794	$700	$753	$1,242
Lease obligations (2)	1,089	718	371	—	—
Total	$24,578	$21,512	$1,071	$753	$1,242

   —————

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.

(2)	Operating lease payments including real property leases for our worldwide offices.

Other commitments

As of June 28, 2015, our unrecognized tax benefits were $17.7 million, of which $4.4 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.4 million during the next 12 months as the statute of limitations expires. See “Note 17 – Income Taxes.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk.   As of June 28, 2015, we had cash and cash equivalents of $55.8 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 1% from the market rates in effect at June 28, 2015 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

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

Except for the foreign exchange rate risk, there have been no material changes in the quantitative or qualitative aspect of our market risk profile since March 29, 2015. For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended March 29, 2015.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of June 28, 2015.

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

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if end-customer projects are unsuccessful in the market place, the end-customer terminates the project, or the end-customer selects a competitive solution. Mergers, consolidations, changing market requirements and cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to more than eighteen months. If we fail to grow and convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under continued uncertain global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last eighteen to thirty-six months, which would likely materially and adversely affect our business, financial condition and results of operations.

Global capital, credit market, employment, and general economic and political conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results and financial condition.

Because our customers, suppliers and other business partners are in many countries around the world, we must monitor general global conditions for impact on our business. Economies throughout global regions continue to be volatile and, in many countries, inconsistent with trends in the U.S. or other stable economies. In Europe, uncertainty continues regarding the ability of certain countries to service their level of debt. In recent quarters in China and other Asian countries, growth has continued but at a slower pace than earlier in the recovery. Unstable political conditions in individual countries or across regions can also impact our business.

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

We derive a substantial portion of our revenues from distributors, especially from our two primary global distributors, Future Electronics Inc. (“Future”), a related party, and Arrow Electronics, Inc. (“Arrow”). Our revenues would likely decline significantly if one or more of our primary global distributors elected not to or we were unable to effectively promote or sell our products or if they elected to cancel, reduce or defer purchases of our products.

Future and Arrow have historically accounted for a significant portion of our revenues and they are our two primary global distributors. We anticipate that sales of our products to these distributors will continue to account for a significant portion of our revenues. The loss of either Future or Arrow as a distributor, for any reason, or a significant reduction in orders from either of them would materially and adversely affect our business, financial condition and results of operations.

Sales to both Future, Arrow and certain regional distributor are made under agreements that provide protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by these distributors were to decline dramatically. In addition, if they were to defer or cancel orders, our revenues would decline and this would materially and adversely impact our business, financial condition and results of operations.

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

Exar has recorded material write-downs of the acquired technologies in fiscal year 2015 and 2014 associated with restructurings and annual impairment reviews. See Note 6 – “Goodwill and Intangible Assets”.

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

Based upon most recent filings available as of June 28, 2015, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock. This substantial ownership position provides the opportunity for Alonim to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Although we have no reason to believe it to be the case, the interests of Alonim could conflict with our best interests or the interests of the other stockholders. For example, the significant ownership percentages of Alonim could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from obtaining control of us, regardless of whether the change of control is supported by us and our other stockholders. Conversely, by virtue of their percentage ownership of our stock, Alonim could facilitate a takeover transaction that our board of directors and/or other stockholders did not approve.

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

In August 2012, the U.S. Securities and Exchange Commission (“SEC”) issued final rules for compliance with Section 1502 of the Dodd-Frank Act, and outlined what U.S. publicly-traded companies have to disclose regarding their use of conflict minerals in their products. According to the rule, companies that utilize any of the 3TG (tin, tantalum, tungsten and gold) and other listed minerals in their products need to conduct a reasonable country of origin inquiry to determine if the minerals are coming from the conflict zones in and around the Democratic Republic of Congo. We filed our annual conflict minerals report on June 1, 2015. The implementation of these new regulations may limit the sourcing and availability of some metals used in the manufacture of our products and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes or sources of supply due to the foregoing requirements or pressures.

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

EXAR CORPORATION (Registrant)

August 6, 2015	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Merger Agreement	8-K	0-14225	2.1	4/30/2014
2.2	Form of Tender Agreement	8-K	0-14225	2.2	4/30/2014
10.1	Bridge Credit Agreement, dated May 27, 2014	8-K	0-14225	10.1	5/30/2014
10.2	Form of Parent Agreement	8-K	0-14225	10.1	4/30/2014
10.3	Form of Tender Agreement	8-K	0-14225	10.2	4/30/2014
10.4	Fiscal Year 2015 Management Incentive Plan	10-Q	001-36012	10.3	8/8/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X