Form 10-Q
period 2015-09-27
EXAR CORP
filed 2015-11-06
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

The number of shares outstanding of the Registrant’s Common Stock was 48,415,278 as of November 3, 2015.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 27,	March 29,
	2015	2015
ASSETS

Current assets:
Cash and cash equivalents	$53,484	$55,233
Accounts receivable (net of allowances of $734 and $1,334)	26,527	27,459
Accounts receivable, related party (net of allowances of $708 and $774)	5,520	1,663
Inventories	32,398	30,767
Other current assets	2,515	3,090
Total current assets	120,444	118,212

Property, plant and equipment, net	23,327	26,077
Goodwill	44,871	44,871
Intangible assets, net	79,327	86,102
Other non-current assets	790	7,838
Total assets	$268,759	$283,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,545	$13,526
Accrued compensation and related benefits	3,601	5,649
Deferred income and allowances on sales to distributors	2,595	3,362
Deferred income and allowances on sales to distributors, related party	4,156	6,982
Other current liabilities	15,306	21,287
Total current liabilities	42,203	50,806

Long-term lease financing obligations	4,188	5,069
Other non-current obligations	3,364	4,393
Total liabilities	49,755	60,268

Commitments and contingencies (Notes 14, 15 and 16)

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 48,175,637 and 47,745,618 shares outstanding	5	5
Additional paid-in capital	524,369	521,490
Accumulated other comprehensive loss	(26)	(26)
Accumulated deficit	(305,344)	(298,637)
Total stockholders' equity	219,004	222,832
Total liabilities and stockholders’ equity	$268,759	$283,100

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Sales:
Net sales	$26,037	$34,369	$55,082	$56,067
Net sales, related party	8,705	8,790	20,082	17,811
Total net sales	34,742	43,159	75,164	73,878

Cost of sales:
Cost of sales	16,447	19,747	32,048	32,100
Cost of sales, related party	3,906	3,471	8,822	7,309
Amortization of purchased intangible assets and inventory step-up costs	2,493	3,137	4,961	6,682
Restructuring charges and exit costs	740	4,305	740	4,332
Proceeds from legal settlement	(1,500)	—	(1,500)	—
Impairment of intangibles	—	8,367	—	8,367
Total cost of sales	22,086	39,027	45,071	58,790
Gross profit	12,656	4,132	30,093	15,088

Operating expenses:
Research and development	7,499	10,369	16,976	18,612
Selling, general and administrative	9,092	11,597	19,391	21,674
Restructuring charges and exit costs	1,316	2,265	1,316	2,634
Impairment of intangibles	—	3,917	—	3,917
Merger and acquisition costs	—	2,726	—	6,776
Net change in fair value of contingent consideration	—	(3,912)	—	(4,343)
Total operating expenses	17,907	26,962	37,683	49,270
Loss from operations	(5,251)	(22,830)	(7,590)	(34,182)

Other income and expense, net:
Interest income and other, net	(19)	177	(33)	467
Interest expense	(49)	(494)	(101)	(980)
Total other income and expense, net	(68)	(317)	(134)	(513)

Loss before income taxes	(5,319)	(23,147)	(7,724)	(34,695)
Provision for (benefit from) income taxes	(1,122)	107	(1,017)	799
Net loss	$(4,197)	$(23,254)	$(6,707)	$(35,494)
Less: Net loss attributable to non-controlling interests	—	98	—	(37)
Net loss attributable to Exar Corporation	(4,197)	(23,352)	(6,707)	(35,457)

Net loss per share:
Basic	$(0.09)	$(0.50)	$(0.14)	$(0.75)
Diluted	$(0.09)	$(0.50)	$(0.14)	$(0.75)

Shares used in the computation of net loss per share:
Basic	48,121	47,139	48,024	47,188
Diluted	48,121	47,139	48,024	47,188

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Net loss	$(4,197)	$(23,254)	$(6,707)	$(35,494)
Changes in market value of investments:
Changes in unrealized loss	—	—	—	199
Reclassification adjustment for net realized gains	—	—	—	26
Release of tax provision for unrealized gains	—	—	—	828
Net change in market value of investments	—	—	—	1,053
Comprehensive loss	$(4,197)	$(23,254)	$(6,707)	$(34,441)
Less: comprehensive income (loss) attributable to non-controlling interests	—	98	—	(37)
Comprehensive loss attributable to Exar Corporation	$(4,197)	$(23,352)	$(6,707)	$(34,404)

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 27,	September 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,707)	$(35,494)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,807	8,570
Stock-based compensation expense	3,389	6,727
Restructuring charges and exit costs	850	5,587
Impairment of intangibles	—	12,284
Release of deferred tax valuation allowance	—	828
Net change in fair value of contingent consideration	—	(4,343)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and accounts receivable, related party	(2,925)	492
Inventories	(2,055)	(573)
Other current and non-current assets	7,623	(1,025)
Accounts payable	2,874	(2,469)
Accrued compensation and related benefits	(2,048)	(1,339)
Other current and non-current liabilities	(7,192)	(2,622)
Deferred income and allowance to distributors including related party	(3,593)	3,280
Net cash provided by (used in) operating activities	23	(10,097)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(567)	(656)
Purchases of short-term marketable securities	—	(9,296)
Proceeds from maturities of short-term marketable securities	—	3,997
Proceeds from sales of short-term marketable securities	—	158,412
Acquisition of Integrated Memory Logic Limited, net of cash acquired	—	(72,659)
Restricted cash	—	(26,000)
Net cash provided by (used in) investing activities	(567)	53,798

Cash flows from financing activities:
Proceeds from issuance of common stock	1,269	2,542
Purchase of stock for withholding taxes on vested restricted stock	(1,201)	(611)
Payments of lease financing obligations	(919)	(1,005)
Cash settlement of equity award	(354)	—
Proceeds from issuance of debt	—	91,000
Repayment of debt	—	(65,000)
Repurchase of common stock	—	(6,864)
Net cash provided by (used in) financing activities	(1,205)	20,062

Net increase (decrease) in cash and cash equivalents	(1,749)	63,763
Cash and cash equivalents at the beginning of period	55,233	14,614
Cash and cash equivalents at the end of period	$53,484	$78,377

Supplemental disclosure of cash flow and non-cash information:
Release of restricted stock upon vesting	—	408
Reclassification of non-controlling interest as liability upon close of Integrated Memory Logic Limited acquisition	—	18,883

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Description of Business— Exar Corporation (“Exar,” “us,” “our” or “we”) was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for the Industrial, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, flat panel displays, LED lighting solutions, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Mixed-signal, Power Management, High Performance Analog, Processors, Flat Panel Display and LED lighting.

Basis of Presentation and Use of Management Estimates— The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of September 27, 2015 and our results of operations for the three and six months ended September 27, 2015 and September 28, 2014, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle which may require the use of judgment and estimates. The entity may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented or a modified retrospective approach. This standard is effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. Exar has not yet selected a transition method and is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 primarily provides that an entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for annual reporting periods beginning after December 15, 2016. Exar is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

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

In accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, the acquisition of iML’s outstanding shares was recorded as a purchase business acquisition since iML was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired. The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from operating projections prepared by management using an internal rate of return of 16.9%. The excess of the fair value of consideration paid over the fair values of net assets acquired and identifiable intangible assets resulted in recognition of goodwill of $14.5 million. Goodwill was primarily from expected synergies resulting from combining the operations of iML with that of Exar and is not deductible for tax purposes. The fair value of non-controlling interests was calculated using cash value per acquired share multiplied by the remaining 8% outstanding shares.

The summary of the purchase consideration was as follows (in thousands):

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

Acquisition Related Costs

Acquisition related costs, or deal costs, relating to iML were included in the merger and acquisition costs and interest expense line on the consolidated statement of operations for fiscal year 2015 and were approximately $7.2 million.

NOTE 4.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	September 27, 2015	March 29, 2015
Work-in-process and raw materials	$17,734	$16,789
Finished goods	14,664	13,978
Total inventories	$32,398	$30,767

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	September 27, 2015	March 29, 2015
Land	$6,660	$6,660
Building	17,413	17,431
Machinery and equipment	41,228	41,449
Software and licenses	22,592	22,044
Property, plant and equipment, total	87,893	87,584
Accumulated depreciation and amortization	(64,566)	(61,507)
Total property, plant and equipment, net	$23,327	$26,077

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 27, 2015	March 29, 2015
Short-term lease financing obligations	$3,796	$3,834
Accrued retention bonus	3,176	2,951
Provision for dispute	2,500	—
Purchase consideration holdback	1,006	1,006
Accrued manufacturing expenses, royalties and licenses	720	1,122
Accrued legal and professional services	676	982
Accrued sales and marketing expenses	629	686
Accrued restructuring charges and exit costs	169	982
Deferred tax liability	—	7,021
Other current liabilities	2,634	2,703
Total other current liabilities	$15,306	$21,287

The provision for dispute which was recorded as a reduction of revenue represented the cash consideration paid to one of our distributors to settle a dispute. The payment was made in October 2015.

Our other non-current obligations consisted of the following (in thousands) as of the dates indicated:

	September 27, 2015	March 29, 2015
Long-term taxes payable	$3,157	$4,351
Other	207	42
Total other non-current obligations	$3,364	$4,393

NOTE 5.	FAIR VALUE

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

The fair value of contingent consideration arising from the acquisitions of Altior Inc. (“Altior”) and Cadeka Technologies (Cayman) Holding Ltd. (“Cadeka”) are classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs. Due to a significant decrease in revenue projections during the quarter ended September 28, 2014, we reversed $3.9 million of contingent consideration as the payment of such consideration was no longer probable. The fair value of the contingent consideration from the acquisitions of Altior and Cadeka was fully released as of September 28, 2014.

In the first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Telecom Fund II (US), LP. (“Skypoint Fund”) in which we were a limited partner since 2001. CounterPath was one of the investee companies of Skypoint Fund. We estimated the fair value using the market value of common shares as determined by trading on the Nasdaq Capital Market. These securities have been classified to Level 2 as of September 28, 2014 and recorded in the other non-current assets line item on the condensed consolidated balance sheet. We believe the fair value inputs of CounterPath do not meet all of the criteria for Level 1 classification primarily due to the low trading volume of the stock. See Note 7–“Long-term Investments” for the discussion on Skypoint Fund.

There were no transfers between Level 1, Level 2, and Level 3 during the fiscal quarter ended September 27, 2015.

The following table summarizes our investment assets as of September 27, 2015 (in thousands):

	September 27, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4	$—	$—	$4
Common shares of CounterPath	—	43	—	43
Total investment assets	$4	$43	$—	$47

The following table summarizes our investment assets as March 29, 2015 (in thousands):

	March 29, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6	$—	$—	$6
Common shares of CounterPath	—	48	—	48
Total investment assets	$6	$48	$—	$54

Our cash and cash equivalents as of the dates indicated below were as follows (in thousands):

	September 27, 2015	March 29, 2015
Cash and cash equivalents
Cash at financial institutions	$53,480	$55,227
Money market funds	4	6
Total cash and cash equivalents	$53,484	$55,233

In the first quarter of fiscal year 2015, we sold all of our short term investments to fund the iML acquisition.

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other net, line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Gross realized gains	$—	$—	$—	$264
Gross realized losses	—	—	—	(238)
Net realized income (losses)	$—	$—	$—	$26

In fiscal year 2013 and 2014, we completed acquisitions of Altior Inc. (“Altior”) and Cadeka and recorded $10.1 million and $4.7 million purchase consideration earn-outs, respectively. The fair value of contingent consideration arising from the Altior and Cadeka acquisitions is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs. A significant increase (decrease) in the projected revenue, discount rate or probability of occurrence in isolation could result in a significantly higher (lower) fair value measurement. We calculate the fair value of the contingent consideration on a quarterly basis based on a collaborative effort of our operations and financial accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. The fair value of the contingent consideration liabilities was reduced to zero during the second quarter of fiscal year 2015.

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one single operating segment and one chief operating decision maker, our President and Chief Executive Officer (“CEO”), we utilize an entity-wide approach to assess goodwill for impairment. In the second quarter of fiscal year 2016, due to the significant decrease of our company’s stock value, we conducted impairment analysis by comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of fiscal quarter-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no goodwill impairment was recorded for the second quarter of fiscal year 2016.

The carrying amount of goodwill for the six months ended September 27, 2015 remained the same as last fiscal year end.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	September 27, 2015			March 29, 2015
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Amortized intangible assets:
Existing technology	$113,785	$(52,543)	$61,242	$120,041	$(47,259)	$(9,134)	$63,648
Customer relationships	14,295	(5,441)	8,854	15,165	(4,520)	(870)	9,775
Distributor relationships	7,254	(2,402)	4,852	7,254	(1,973)	—	5,281
Patents/core technology	3,459	(3,459)	—	3,459	(3,446)	—	13
Trade names	1,330	(402)	928	1,330	(274)	—	1,056
Total intangible assets subject to amortization	140,123	(64,247)	75,876	147,249	(57,472)	(10,004)	79,773
In-process research and development	3,451	—	3,451	9,148	—	(2,819)	6,329
Total	$143,574	$(64,247)	$79,327	$156,397	$(57,472)	$(12,823)	$86,102

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over four to nine years. Customer relationships are amortized over five to seven years. Distributor relationships are amortized over seven years. Patents/core technology is amortized over six years. Trade names are amortized over three to six years. In-process research & development (“IPR&D”) is reclassified as existing technology upon completion or written off upon abandonment. During the first quarter of fiscal year 2016, $2.9 million of IPR&D was reclassified as existing technology upon completion and started amortization. During the third quarter of fiscal year 2015, $1.2 million of IPR&D was reclassified as existing technology upon completion and started amortization. As a result of a decline in forecasted revenue and not meeting critical specifications, we abandoned two IPR&D projects and recorded a $2.8 million charge in the impairment of intangibles line on the consolidated statement of operations in fiscal year 2015. We expect the remaining IPR&D projects to be completed and to start amortization within the next 12 months. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life.

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

As of September 27, 2015 there were no indicators or events that required us to perform an intangible assets impairment review. During the second quarter of fiscal year 2015, due to the decline in forecasted revenue related to certain intangible assets that were acquired in prior business combinations, we recorded $12.3 million in impairment charges.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Amortization expense	$3,405	$3,724	$6,775	$6,001

The total future amortization expenses for our purchased intangible assets excluding IPR&D are summarized below (in thousands):

Amortization Expense (by fiscal year)
2016 (6 months remaining)	$6,738
2017	13,423
2018	13,387
2019	13,073
2020	12,283
2021 and thereafter	16,972
Total future amortization	$75,876

NOTE 7.	LONG-TERM INVESTMENTS

In July 2001, Exar became a Limited Partner in the Skypoint Fund, a venture capital fund focused on investments in communications infrastructure companies. We accounted for this non-marketable equity investment under the cost method in the other non-current assets line item on the consolidated balance sheet. During the term of the fund, we made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. The partnership was dissolved and the fund distributed stock of investee companies to Exar during first quarter of fiscal year 2015.

We regularly review and determine whether each investment asset is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

As of the date indicated below, our long-term investments balance, which is included in the Other non-current assets line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

September 27, 2015
Beginning balance as of March 29, 2015	$394
Net distributions	—
Impairment charges	(5)
Ending balance	$389

Impairment

We evaluate each of our long-term investments for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. If the carrying amount exceeds its fair value, the long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss.

During the first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath through the dissolution of Skypoint Fund in which we were a limited partner since 2001. CounterPath was one of the investee companies of Skypoint Fund. We estimated the fair value using the market value of CounterPath’s common shares on the Nasdaq Capital Market. We also received common shares from the other two private investee companies of Skypoint Fund through the dissolution. We regularly assess the fair value of the common shares received from these three companies and recorded $5,000 of impairment charges during the three and six months ended September 27, 2015, respectively. We recorded $7,000 of impairment charges during the three and six months ended September 28, 2014, respectively.

NOTE 8.	RELATED PARTY TRANSACTIONS

Alonim Investments Inc. (“Alonim”) through its wholly-owned affiliate, Rodfre Holdings LLC, owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of September 27, 2015. As such, Alonim is our largest stockholder. Future Electronics Inc. (“Future”) is also an affiliate of Alonim and our largest distributor. One of our directors is an executive officer of Future. Our related party transactions were mainly due to sales to Future.

Related party net sales as a percentage of our total net sales for the periods indicated below were as follows:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Alonim	25%	20%	27%	24%

Related party receivables as a percentage of our net accounts receivables were as follows as of the dates indicated below:

	September 27, 2015	March 29, 2015
Alonim	17%	6%

Related party expenses for marketing promotional materials reimbursed were not significant for the three and six months ended September 27, 2015 and September 28, 2014, respectively.

NOTE 9.	SHORT-TERM DEBT

As part of the acquisition of iML in the first quarter of fiscal year 2015, we entered into short-term financing agreements with Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”) to provide bridge financing for the acquisition.

CTBC

On June 9, 2014 we entered into a Business Loan Agreement with CTBC to provide a loan for $26.0 million. This loan bore an interest rate of 3.25% and had a maturity date of December 9, 2014. Interest payments were due monthly with the entire principal due not later than December 9, 2014.

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

Interest

For the three and six months ended September 27, 2015 and September 28, 2014, interest on our short-term debt, which is included in the “Interest expense” line item on the condensed consolidated statement of operations, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
CTBC	$—	$211	$—	$256
Stifel	—	244	—	646
Total interest on short-term debt	$—	$455	$—	$902

NOTE 10.	COMMON STOCK REPURCHASES

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

We did not repurchase any common stock during the three or six months ended September 27, 2015.

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

2016 Restructuring Charges and Exit Costs

During the second quarter of fiscal year 2016, we decided to restructure our data compression product line. In addition, we also completed significant strategic restructuring activities in the second quarter of fiscal year 2016. We believe this restructuring allows us to achieve operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders. During the three and six months ended September 27, 2015, we incurred $2.1 million of restructuring charges and exit costs. The charges consisted primarily of reduction of our workforce, the impairment of certain fixed assets and licensed technologies and the write-off of related inventory.

2015 Restructuring Charges and Exit Costs

Exar completed a significant strategic restructuring process that began in the quarter ended September 28, 2014 and ended in October 2014. This restructuring was prompted by the acquisition of iML and an associated significant reduction in force.  During the three and six months ended September 28, 2014, we incurred $6.6 million and $7.0 million restructuring charges and exit costs, respectively. The charges consisted primarily of reduction of our workforce, the impairment of certain fixed assets and licensed technologies and the write-off of related inventory.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 29, 2015	Additions/ adjustments	Non-cash charges	Payments	September 27, 2015
Lease termination costs and others	$330	$57	$(110)	$(210)	$67
Impairment of fixed assets, licensed technologies and write down of inventory	—	740	(740)	—	—
Severance	652	1,264	—	(1,814)	102
Total	$982	$2,061	$(850)	$(2,024)	$169

NOTE 12.	STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of September 27, 2015	Six Months Ended September 27, 2015
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,334
Issued		12	$9.45

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for each award issued. As of September 27, 2015, there were 4.1 million shares available for future grant under the 2014 Plan.

Stock Option Activities

Our stock option transactions during the six months ended September 27, 2015 are summarized below:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 29, 2015	7,609,622	$8.77	4.86	$14,377	2,850
Granted	885,500	6.36
Exercised	(201,767)	6.75
Cancelled	(135,253)	8.05
Forfeited	(386,020)	9.72
Balance at September 27, 2015	7,772,082	$8.51	4.64	$306	442

Vested and expected to vest, September 27, 2015	7,227,691	$8.50	4.54	$282
Vested and exercisable, September 27, 2015	3,872,013	$8.04	3.64	$193

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $6.07 and $10.30 as of September 27, 2015 and March 29, 2015, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our then CEO. The options were scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined market based financial measures are met. If the financial measures are not met, each installment would be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our then CEO. The options were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. We recorded $58,000 and $117,000 of compensation expense for these options in the three and six months ended September 27, 2015, respectively. We recorded $75,000 and $187,000 of compensation expense for these options in the three and six months ended September 28, 2014, respectively. See Note 19 - “Subsequent Event” for additional detail.

Options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Intrinsic value of options exercised	$172	$426	$598	$856

RSU Activities

Our RSU transactions during the six months ended September 27, 2015 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 29, 2015	1,072,925	$10.26	1.50	$11,051
Granted	230,595	9.93
Issued and released	(352,009)	9.84
Cancelled	(59,691)	10.63
Unvested at September 27, 2015	891,820	$10.32	1.27	$5,413

Vested and expected to vest, September 27, 2015	739,170		1.18	$4,487

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our then CEO. The PRSUs were scheduled to vest in three equal installments at the end of fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures were not met, each installment would be forfeited at the end of its respective fiscal year. We recorded $64,000 and $128,000 of compensation expense for these awards in the three and six months ended September 27, 2015, respectively. We recorded $0.1 million and $0.9 million of compensation expense for these awards in the three and six months ended September 28, 2014, respectively. See Note 19 - “Subsequent Event” for additional detail.

In July 2013, as part of the acquisition of Cadeka, in order to encourage retention of certain former Cadeka employees, we agreed to recommend to our Board of Directors in July 2015 a bonus, which, if approved by the Board of Directors, would be settled in RSUs subject to fulfillment of the service period. We recorded $0.2 million of compensation expense for these awards in the three and six months ended September 27, 2015. We recorded $0.6 million and $1.0 million of compensation expense for these awards in the three and six months ended September 28, 2014, respectively. The expense is reported in the other current liabilities line on the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense is recorded as part of stock compensation expense in the condensed consolidated statements of operations. In July 2015, the Board of Directors ultimately determined not to approve the granting of these RSUs.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. The second 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures are met. We recorded $39,000 and $78,000 of compensation expense for these awards in the three and six months ended September 27, 2015, respectively. We recorded $0.1 million and $0.3 million of compensation expense for these awards in the three and six months ended September 28, 2014, respectively.

In December 2013, we granted 100,000 RSUs to our CEO. The RSUs were scheduled to vest in two equal installments at the end of fiscal years 2016 and 2017. In October 2014, the second installment of 50,000 RSUs was modified to 50,000 PRSUs. These modified PRSUs were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. For the three and six months ended September 27, 2015 we recorded $47,000 and $94,000 of compensation expense related to these modified PRSUs, respectively. For fiscal year 2015 we recorded $10,000 of compensation expense related to these modified PRSUs. See Note 19 - “Subsequent Event” for additional detail.

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

In August and December 2014, we granted 88,448 PRSUs to certain former iML employees. The PRSUs are scheduled to start vesting in three equal annual installments upon achievement of certain performance measures. In the three and six months ended September 27, 2015, we recorded $47,000 and $86,000 of stock compensation expense related to these PRSUs, respectively. In the three and six months ended September 28, 2014, we did not record stock compensation expense related to these PRSUs.

In May 2015, we announced the Fiscal Year 2016 Management Incentive Program (“2016 Incentive Program”). Under this program, each participant’s award is denominated in shares of our common stock and is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors for fiscal year 2016. In the three and six months ended September 27, 2015, we did not record stock compensation expense related to 2016 Incentive Program.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of sales	$85	$227	$172	$487
Research and development	205	870	654	1,682
Selling, general and administrative	1,162	2,503	2,563	4,558
Total Stock-based compensation expense	$1,452	$3,600	$3,389	$6,727

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the period indicated below:

	September 27, 2015
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$7,413	2.18
Performance Options	263	1.31
RSUs	3,070	1.77
PRSUs	1,034	1.52
Total Unrecognized Stock-based compensation expense	$11,780

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

Our Black-Scholes valuation model for valuing stock option grants uses the following assumptions and estimates:

Expected Volatility. The Company calculates expected volatility based on the historical price volatility of the Company's stock.

Expected Term. The Company utilizes a model which uses historical exercise, cancellation and outstanding option data to calculate the expected term of stock option grants.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on a U.S. Treasury note with a term approximately equal to the expected term of the underlying grants.

Dividend Yield. The dividend yield was calculated by dividing the annual dividend by the average closing price of the Company's common stock on a quarterly basis.

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

The following table summarizes our net loss per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net loss attributable to Exar Corporation	$(4,197)	$(23,352)	$(6,707)	$(35,457)

Shares used in computation of net loss per share:
Basic	48,121	47,139	48,024	47,188
Effect of options and awards	─	─	─	─
Diluted	48,121	47,139	48,024	47,188
Net loss per share
Basic	$(0.09)	$(0.50)	$(0.14)	$(0.75)
Diluted	$(0.09)	$(0.50)	$(0.14)	$(0.75)

Outstanding stock options and RSUs are potentially dilutive securities. For all periods presented, all outstanding stock options and RSUs were excluded from the computation of diluted net loss per share because they were determined to be anti-dilutive.

NOTE 14.	LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $6.9 million in January 2015 under a two-year license and two three-year licenses with prepayment of $1.0 million, $4.4 million in October 2014 under a three-year license with a prepayment of $1.5 million for the first year license and $0.9 million in July 2012 under a three-year license all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our consolidated balance sheets as of September 27, 2015 and March 29, 2015, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Amortization expense	$965	$800	$2,038	$1,600

Future minimum lease and sublease income payments for the lease financing obligations as of September 27, 2015 are as follows (in thousands):

Fiscal Years	Design Tools
2016 (6 months remaining)	$3,045
2017	3,961
2018	1,355
Total minimum lease payments	8,361
Less: amount representing interest	377
Present value of minimum lease payments	7,984
Less: short-term lease financing obligations	3,796
Long-term lease financing obligations	$4,188

Interest expense for the lease financing obligations for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Interest expense	$45	$39	$93	$78

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Rent expense	$234	$564	$491	$896

Our future minimum lease payments for the lease operating obligations as of September 27, 2015 are as follows (in thousands):

Fiscal Years	Facilities
2016 (6 months remaining)	$377
2017	328
2018	128
2019	27
Total minimum lease payments	$860

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

Warranty expense has historically been immaterial for our products. A warranty liability of $1.4 million was established during fiscal year 2014 for the return of certain older generation data compression products shipped in prior years. This liability has been fully fulfilled as of March 29, 2015. In February 2015, we received $0.5 million reimbursement from our insurance company and in July 2015, we received a $1.5 million legal settlement from our vendor related to their defective products. In June 2014, we assumed $0.4 million warranty liability from our acquisition of iML.

As of the dates indicated below, our warranty reserve balance, which is included in the “Other current liabilities” line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	September 27, 2015	March 29, 2015
Beginning balance	$282	$1,074
Provisions for warranties issued	91	458
Settlements/adjustments	(17)	(1,250)
Ending balance	$356	$282

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

In fiscal year 2014, two former employees of Exar’s French subsidiary asserted claims against that subsidiary for alleged unfair dismissal in the French Labor Courts. Both claims have been settled and the settlements did not have a material impact on our financial position, results of operations or cash flows.

In April 2015, Phenix, LLC (“Phenix”) filed a complaint against us and iML for patent infringement in the United States District Court for the Eastern District of Texas, and in October 2015 Phenix filed an amended complaint and added a subsidiary of iML as an additional defendant. Phenix alleges that at least the iML 7990 and 7991 integrated circuit products and power management integrated circuit products that are combined with the functionality of the iML 7990 and 7991 integrated circuits infringe one of its patents. The court has set a trial date of September 6, 2016 for this matter. We cannot currently make a reasonable estimate of a possible range of loss, if any, for this action because the matter has not advanced to a stage where we could make such an estimate. Discovery is ongoing in this matter and while there can be no assurance of favorable outcomes, we do not believe that the ultimate outcome of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 17.	INCOME TAXES

During the three months and six months ended September 27, 2015, we recorded an income tax benefit of approximately $1.1 million and $1.0 million, respectively. The income tax benefit was primarily due to the lapsing of the statute of limitations related to the U.S. federal tax reserves. During the three months and six months ended September 28, 2014, we recorded an income tax expense of approximately $0.1 million and $0.8 million, respectively. The expense is primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio in fiscal year 2015.

During the three months ended September 27, 2015, the unrecognized tax benefits decreased by $1.1 million to $16.6 million primarily related to the lapsing of the statute of limitations, offset by the increase of unrecognized tax benefit on R&D tax credits. If recognized, $13.6 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	September 27, 2015	March 29, 2015
Accrued interest and penalties	$1,228	$1,187

Our major tax jurisdictions are the United States federal and various states, Canada, China, Hong Kong and certain other foreign jurisdictions. The fiscal years 2003 through 2014 remain open and subject to examinations by the appropriate governmental agencies in the United States and over varying periods in certain of our foreign jurisdictions.

NOTE 18.	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Industrial, High-End Consumer and Infrastructure markets.

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Industrial	$15,425	$19,656	$36,000	$38,523
High-End Consumer	13,163	16,199	26,699	19,623
Infrastructure	6,154	7,304	12,465	15,732
Total net sales	$34,742	$43,159	$75,164	$73,878

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Japan, Malaysia, South Korea, Taiwan and the United Kingdom. Our principal markets include Asia Pacific region, North America, and Europe. Net sales by geographic areas represent direct sales principally to original equipment manufacturers (“OEM”), or their designated subcontract manufacturers, and to distributors (affiliated and unaffiliated) who buy our products and resell to their customers.

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
China	$17,898	$16,738	$32,822	$27,497
Taiwan	3,881	5,826	8,968	7,236
United States	1,782	5,012	8,397	11,239
Singapore	3,300	3,605	7,485	7,195
Germany	3,286	3,055	6,959	6,012
Korea	1,872	5,126	4,840	7,254
Rest of world	2,723	3,797	5,693	7,445
Total net sales	$34,742	$43,159	$75,164	$73,878

Substantially all of our long-lived assets at each of September 27, 2015 and March 29, 2015 were located in the United States.

The following distributors and customer accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Distributor A +	25%	20%	27%	24%
Customer D	15%	*	11%	*
Distributor F	*	11%	*	*

—————

*      Net sales for this distributor or customer for this period were less than 10% of our net sales.

+      Related Party

No other distributor or customer accounted for 10% or more of the net sales for the three and six months ended September 27, 2015 or September 28, 2014, respectively.

The following distributors and customers accounted for 10% or more of our net accounts receivable as of the dates indicated:

	September 27, 2015	March 29, 2015
Customer D	19%	10%
Distributor A +	17%	6%
Distributor E	11%	12%
Distributor B	*	11%
Distributor D	*	10%

—————

*      Accounts receivable for this distributor for this period were less than 10% of total account balance.

+      Related Party

No other distributor or customer accounted for 10% or more of the net accounts receivable as of September 27, 2015 or March 29, 2015, respectively.

NOTE 19.      SUBSEQUENT EVENTS

On October 14, 2015, Louis DiNardo and Our Board of Directors (the “Board”) mutually agreed to the termination of Mr. DiNardo’s employment as the CEO and President of Exar and as a member of the Board.

In connection with the termination of Mr. DiNardo’s employment, Exar entered into a Separation and General Release Agreement with Mr. DiNardo (the “Separation Agreement”). The Separation Agreement provided for Mr. DiNardo to receive $600,000 in cash as severance, paid over twelve months, a lump sum cash payment of $140,000 as a prorated bonus for the current fiscal year, and payment of twelve months of COBRA premiums. In addition, Mr. DiNardo was entitled to twelve months’ accelerated vesting of his equity awards granted by Exar (subject in the case of performance-based vesting awards to satisfaction of the applicable performance requirements), as well as accelerated vesting of an outstanding award of 33,333 restricted stock units if a change in control of Exar occurs within a specified period following his separation date, and he would have up to twelve months from the date of his resignation to exercise his vested stock options. The Separation Agreement also included a full and general release by Mr. DiNardo in favor of Exar and Mr. DiNardo’s agreement to certain confidentiality, non-solicitation and non-disparagement obligations. We will record any stock compensation expense (benefit) related to these modifications in the third quarter of fiscal year 2016.

Simultaneous with Mr. DiNardo’s departure, the Board had appointed Mr. Richard L. Leza to serve as Exar’s interim CEO and President while Exar conducts a search for a permanent replacement for Mr. DiNardo. Mr. Leza will continue to serve as Chairman of the Board following his appointment as interim CEO and President.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Second Quarter of Fiscal 2016 Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities, (7) the possibility of future acquisitions and investments, (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (9) our ability to estimate and reconcile distributors’ reported inventories to their activities, (10) our ability to estimate future cash flows associated with long-lived assets, and (11) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and six months ended September 27, 2015 are not necessarily indicative of results to be expected for any future period.

Business Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for the Industrial, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, flat panel displays, LED lighting solutions, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Mixed-signal, Power Management, High Performance Analog, Processors, Flat Panel Display and LED lighting.

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

Second Quarter of Fiscal 2016 Executive Summary

Net sales of $34.7 million for the second quarter of fiscal year 2016 decreased $5.7 million or 14% from $40.4 million in the first quarter of fiscal year 2016. The decrease was primarily attributable to $2.5 million cash consideration we agreed to pay to one of our distributors to settle a dispute relating to our Data Compression products which is recorded as a one-time reduction of revenue, $2.4 million decrease in sales of component products due to the implementation of a commodity market price program with one of our distributors in the first quarter of fiscal year 2016, and the inclusion of $1.0 million for the sale of certain intellectual property in the first quarter of fiscal year 2016.

Net loss of $4.2 million increased $1.7 million or 68% from $2.5 million net loss in the first quarter of fiscal year 2016. The increase in net loss was primarily due to a decrease in revenue as compared to previous quarter offset by a $1.5 million proceeds received from a legal settlement related to our Data Compression products, release of $1.1 million due to the lapsing of the statute of limitations related to the U.S. federal tax reserves and reduction in headcount. Net loss per share of $0.09 in the current quarter increased by $0.04 from the $0.05 net loss per share in the first quarter of fiscal year 2016. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three and six months ended September 27, 2015, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Results of Operations

Our Statements of Operations data and percentage of revenue were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014	Change

Net Sales	$34,742	$43,159	$(8,417)	(20)%
Cost of sales:
Cost of sales	16,447	19,747	(3,300)	(17)%
Cost of sales-related party	3,906	3,471	435	13%
Amortization of purchased intangible assets and inventory step-up costs	2,493	3,137	(644)	(21)%
Restructuring charges and exit costs	740	4,305	(3,565)	(83)%
Impairment of intangibles	—	8,367	(8,367)	(100)%
Proceeds from legal settlement	(1,500)	—	1,500	(100)%
Total cost of sales	22,086	39,027	(16,941)	(43)%
Gross profit	12,656	4,132	8,524	206%
Operating expenses:
Research and development	7,499	10,369	(2,870)	(28)%
Selling, general and administrative	9,092	11,597	(2,505)	(22)%
Restructuring charges and exit costs	1,316	2,265	(949)	(42)%
Impairment of intangibles	—	3,917	(3,917)	(100)%
Merger and acquisition costs	—	2,726	(2,726)	(100)%
Net change in fair value of contingent consideration	—	(3,912)	3,912	100%
Total operating expenses	17,907	26,962	(9,055)	(34)%
Loss from operations	(5,251)	(22,830)	17,579	(77)%
Interest income and other, net	(19)	177	(196)	(111)%
Interest expense	(49)	(494)	445	(90)%
Loss before income taxes	(5,319)	(23,147)	(17,828)	(77)%
Provision for (benefit from) income taxes	(1,122)	107	(1,229)	(1149)%
Net loss	$(4,197)	$(23,254)	$19,057	(82)%
Less: Net loss attributable to non-controlling interests	—	98	(98)	(100)%
Net loss attributable to Exar Corporation	$(4,197)	$(23,352)	$(19,155)	(82)%

	Six Months Ended
	September 27, 2015	September 28, 2014	Change

Net Sales	$75,164	$73,878	$1,286	2%
Cost of sales:
Cost of sales	32,048	32,100	(52)	* %
Cost of sales-related party	8,822	7,309	1,513	21%
Amortization of purchased intangible assets and inventory step-up costs	4,961	6,682	(1,721)	(26)%
Restructuring charges and exit costs	740	4,332	(3,592)	(83)%
Impairment of intangibles	—	8,367	(8,367)	(100)%
Proceeds from legal settlement	(1,500)	—	1,500	(100)%
Total cost of sales	45,071	58,790	(13,719)	(23)%
Gross profit	30,093	15,088	15,005	99%
Operating expenses:
Research and development	16,976	18,612	(1,636)	(9)%
Selling, general and administrative	19,391	21,674	(2,283)	(11)%
Restructuring charges and exit costs	1,316	2,634	(1,318)	(50)%
Impairment of intangibles	—	3,917	(3,917)	(100)%
Merger and acquisition costs	—	6,776	(6,776)	(100)%
Net change in fair value of contingent consideration	—	(4,343)	4,343	100%
Total operating expenses	37,683	49,270	(11,587)	(24)%
Loss from operations	(7,590)	(34,182)	26,592	(78)%
Interest income and other, net	(33)	467	(500)	(107)%
Interest expense	(101)	(980)	879	(90)%
Loss before income taxes	(7,724)	(34,695)	(26,971)	(78)%
Provision for (benefit from) income taxes	(1,017)	799	(1,816)	(227)%
Net loss	$(6,707)	$(35,494)	$28,787	(81)%
Less: Net income attributable to non-controlling interests	—	(37)	37	(100)%
Net loss attributable to Exar Corporation	$(6,707)	$(35,457)	$28,750	(81)%

 * The change is less than 1%

Revenue

Our net sales by end market in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 27, 2015		September 28, 2014		Change	September 27, 2015		September 28, 2014		Change
Net Sales:
Industrial	$15,425	44%	$19,656	46%	(22)%	$36,000	48%	$38,523	52%	(7)%
High-End Consumer	13,163	38%	16,199	38%	(19)%	26,699	35%	19,623	27%	36%
Infrastructure	6,154	18%	7,304	16%	(16)%	12,465	17%	15,732	21%	(21)%
Total	$34,742	100%	$43,159	100%		$75,164	100%	$73,878	100%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	September 27, 2015		September 28, 2014		Change	September 27, 2015		September 28, 2014		Change
Net Sales:
Asia	$28,518	82%	$33,321	77%	(14)%	$57,364	76%	$52,768	71%	9%
Americas	2,036	6%	5,493	13%	(63)%	8,881	12%	12,355	17%	(28)%
Europe	4,188	12%	4,345	10%	(4)%	8,919	12%	8,755	12%	2%
Total	$34,742	100%	$43,159	100%		$75,164	100%	$73,878	100%

Three Months Ended September 27, 2015 Compared with Three Months Ended September 28, 2014

Total revenue decreased by $8.4 million or 20%. The decrease was mainly due to an one-time revenue reduction of $2.5 million in Industrial and Americas market resulting from cash consideration we agreed to pay one of our distributors to settle a dispute relating our Data Compression products recorded in the current quarter, a $2.1 million decrease in component products (principally connectivity and power products) due to lower average selling prices and a $3.4 million decrease in sales from display products in the High-End Consumer and Asia market due to lower market demands.

Six Months Ended September 27, 2015 Compared with Six Months Ended September 28, 2014

Total revenue increased by $1.3 million or 2%. The increase is mainly attributable to $6.5 million net increase from display product sales in High-End Consumer and Asia market due to the inclusion of six months of revenue in fiscal year 2016 compared to four months of revenue in fiscal year 2015 after the acquisition of iML in June 2014, as well as $1.0 million for the sale of certain intellectual property in the first quarter of fiscal year 2016. These increases were offset in part by a one-time revenue reduction of $2.5 million in Industrial and Americas market resulting from cash consideration paid to one of our distributors to settle a dispute relating our Data Compression products recorded in the current quarter, a $1.4 million decrease in sales of component products (principally connectivity and power products) due to lower average selling prices and a $1.2 million decrease resulting from significantly lower sales volume of our data compression products.

Gross Profit

Gross profit as a percentage of net sales for the three and six months ended September 27, 2015 increased by approximately 27% and 20%, respectively, as compared to the same period a year ago. In addition to being impacted by the items described in the Revenue section above, the increase was primarily due to restructuring charges and impairment of intangible assets recorded in the second quarter of fiscal year 2015 and a $1.5 million legal settlement received from a vendor related to defective products in the current quarter.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three months ended September 27, 2015 decreased $2.9 million as compared to the same period a year ago. The decrease was primarily due to $0.7 million decrease in stock based compensation expense and our strategic restructuring activities resulting in an average headcount decrease from 151 to 130 for the three months ended September 28, 2014 and September 27, 2015, respectively.

R&D expenses for the six months ended September 27, 2015 decreased $1.6 million as compared to the same period a year ago. The decrease was primarily due to $1.0 million decrease in stock based compensation expense and an average headcount decrease from 144 to 142 for the six months ended September 28, 2014 and September 27, 2015, respectively.

We believe that R&D expenses will fluctuate in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended September 27, 2015 decreased $2.5 million as compared with the same period a year ago. The decrease was mainly due to $1.3 million decrease in stock based compensation expense and an average headcount decrease resulting from our strategic restructuring activities.

SG&A expenses for the six months ended September 27, 2015 decreased $2.3 million as compared with the same period a year ago. The decrease was mainly due to $2.0 million decrease in stock based compensation expense and an average headcount decrease resulting from our strategic restructuring activities.

We believe that SG&A expenses will fluctuate in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Merger and Acquisition costs

Merger and acquisition costs for the three and six months ended September 27, 2015 decreased $2.7 million and $6.8 million, respectively, as compared with the same periods a year ago. The decrease was primarily due to transaction costs incurred for the acquisition of iML which was finalized in September 2014.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs for the three and six months ended September 27, 2015, decreased $4.5 and $4.9 million, respectively, compared with the same periods a year ago. The decrease was mainly due to the significant strategic restructuring resulting in a reduction of our workforce, the impairment of certain fixed assets, and the write-off of related inventory in the second quarter of fiscal year 2016. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies. See “Note 11 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income, foreign exchange gains or losses, and realized gains or losses on marketable securities.

Interest income and other, net during the three and six months ended September 27, 2015 each decreased $0.2 million and $0.5 million, respectively, as compared to the same periods a year ago. The decrease was mainly due to the sale of short-term investments to fund the iML acquisition in fiscal year 2015.

Interest Expense

Interest expense for the three and six months ended September 27, 2015 decreased $0.4 million and $0.9 million, respectively, as compared to the same periods a year ago. The interest expense incurred in fiscal year 2015 was primarily related to the $65.0 million of short term debt borrowed from Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”). The debt was paid off in the second quarter of fiscal year 2015. Interest expense had been immaterial since the repayment of this debt.

Provision for Income Taxes

During the three and six months ended September 27, 2015, we recorded an income tax benefit of approximately $1.1 million and $1.0 million, respectively. The income tax benefit was primarily due to the lapsing of the statute of limitations related to U.S. federal tax reserves. During the three and six months ended September 28, 2014, we recorded an income tax expense of approximately $0.1 million and $0.8 million, respectively. The income tax expense was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio.

Liquidity and Capital Resources

	Six Months Ended
	September 27, 2015	September 28, 2014
	(dollars in thousands)
Cash and cash equivalents	$53,484	$78,377
Restricted cash	—	26,000
Total cash, cash equivalents and short-term investments	$53,484	$104,377
Percentage of total assets	19%	32%

Net cash provided by (used in) operating activities	$23	$(10,097)
Net cash provided by (used in) investing activities	(567)	53,798
Net cash provided by (used in) financing activities	(1,205)	20,062
Net increase (decrease) in cash and cash equivalents	$(1,749)	$63,763

Fiscal Year 2016

Our net loss was approximately $6.7 million for the six months ended September 27, 2015. After adjustments for non-cash items and changes in working capital, we generated $23,000 of cash from operating activities.

Significant non-cash charges and credits included:

●	depreciation and amortization expenses of $9.8 million; and

●	stock-based compensation expense of $3.4 million.

Working capital changes included:

●	a $2.9 million increase in accounts receivable primarily due to timing of shipments made and timing of collections from customers and distributors;

●	a $2.9 million increase in accounts payable offset by a $2.0 million decrease in accrued compensation and related benefits primarily due to timing of payments made;

●	a $2.1 million increase of inventory due to lower than expected sales;

●

a $7.6 million net decrease in other current and non-current assets primarily due to release of valuation allowance of current deferred tax assets upon completion of foreign cash repatriation in the second quarter of fiscal year 2015;

●

a $7.2 million net decrease in other current and noncurrent liabilities mainly due to release of current deferred tax liability upon completion of foreign cash repatriation in the second quarter of fiscal year 2015; and

●

a $3.6 million decrease in deferred income due to timing of products selling through the distribution channels, our distribution partners looking to reduce inventory, moving portions of our commodity business to market price programs, and the lowering of our list price for many of products.

In the six months ended September 27, 2015, net cash used in investing activities was $0.6 million due to purchases of property, plant and equipment.

In the six months ended September 27, 2015, net cash used in financing activities reflects $0.4 million cash settlement for equity awards and $0.9 million repayment of lease financing obligation.

Fiscal Year 2015

 Our net loss was approximately $35.5 million for the six months ended September 28, 2014. After adjustments for non-cash items and changes in working capital, we used $10.1 million of cash from operating activities.

Significant non-cash charges and credits included:

●	depreciation and amortization expenses of $8.6 million;

●	impairment of intangibles of $12.3 million;

●	restructuring charges and exit costs of $5.6 million resulting from reduction of our workforce, impairment of certain intangible and fixed assets, and write-off of related inventory;

●	stock-based compensation expense of $6.7 million;

●	net reduction in fair value of contingent consideration of $4.3 million; and

●	release of $0.8 million of the deferred tax valuation allowance due to liquidation of our short term investments.

Working capital changes included:

●	a $0.5 million decrease in accounts receivable primarily due to timing of shipments made and timing of collections from customers and distributors;

●	a $0.6 million decrease in inventory due to timing of shipments made;

●	a $1.0 million net increase in other current and noncurrent assets primarily due to estimated tax payments made;

●	a $2.5 million net decrease in accounts payable and $1.3 million decrease in accrued compensation and related benefits primarily due to timing of payments made;

●	a $3.3 million increase in deferred income due to timing of products selling through the distribution channels; and

●	a $2.6 million net decrease in other current and noncurrent liabilities mainly due to payments made related to the iML acquisition.

In the six months ended September 28, 2014, net cash provided by investing activities was $53.8 million. Proceeds of $162.4 million from sales and maturities of investments was offset by $9.3 million purchase of investments, net $72.7 million used for the acquisition of iML, $26.0 million restricted cash used to repay the CTBC debt and $0.7 million used for purchases of property, plant and equipment.

In the six months ended September 28, 2014, net cash provided by financing activities reflects $91.0 million of proceeds received from Stifel and CTBC short-term financing agreements and $1.9 million of net proceeds associated with our employee stock plans offset by $65.0 million repayment of Stifel short-term financing agreements, $6.9 million repurchases of our common stock and $1.0 million repayment of lease financing obligations.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 27, 2015 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$24,746	$22,051	$700	$753	$1,242
Lease obligations (2)	860	593	267	--	--
Total	$25,606	$22,644	$967	$753	$1,242

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

Other commitments

As of September 27, 2015, our unrecognized tax benefits were $16.6 million, of which $3.2 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $0.1 million during the next 12 months as the statute of limitations expires. See “Note 17 – Income Taxes.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk. As of September 27, 2015, we had cash and cash equivalents of $53.5 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 1% from the market rates in effect at September 27, 2015 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

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

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15I and 15d-15I of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the Chief Executive Officer (our principal executive officer) (the “CEO”) and Chief Financial Officer (our principal financial and accounting officer) (the “CFO”), to allow timely decisions regarding required disclosures.

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

Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of September 27, 2015.

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

Our financial results may fluctuate significantly as a result of a number of factors, many of which are difficult or impossible to control or predict, which include:

•	the continuing effects of economic uncertainty;

•	the cyclical nature of the general economy and the semiconductor industry;

•	difficulty in predicting revenues and ordering the correct mix of components from suppliers due to limited visibility into customers and channel partners;

•	changes in the mix of product sales as our margins vary by product;

•	fluctuations in the capitalization and amortization of unabsorbed manufacturing costs;

•	the impact of our revenue recognition policies on reported results;

•	warranty costs related to our product sales;

•	the reduction, rescheduling, cancellation or timing of orders by our customers, distributors and channel partners;

•	management of customer, subcontractor, logistic provider and/or channel inventory;

•	delays in shipments from our foundries and subcontractors causing supply shortages;

•	inability of our foundries and subcontractors to provide quality products, in adequate quantities and in a timely manner;

•	dependency on products with few customers and/or distributors;

•	volatility of demand for equipment sold by our large customers, which in turn, introduces demand volatility for our products;

•	demand disruption if customers change or modify their complex subcontract manufacturing supply chain;

•	demand disruption in customer demand due to technical or quality issues with our devices or components in their system;

•	the inability of our customers to obtain components from their other suppliers;

•	disruption in sales or distribution channels;

•	our ability to maintain and expand distributor relationships;

•	changes in sales and implementation cycles for our products;

•	the ability of our suppliers and customers to remain solvent, obtain financing or fund capital expenditures as a result of the recent global economic slowdown;

•	risks associated with entering new markets;

•	the announcement or introduction of products by our existing competitors or new competitors;

•	loss of market share by us or by our customers;

•	competitive pressures on selling prices or product availability;

•	pressures on selling prices overseas due to foreign currency exchange fluctuations;

•	erosion of average selling prices coupled with the inability to sell newer products with higher average selling prices, resulting in lower overall revenue and margins;

•	delays in product releases;

•	market and/or customer acceptance of our products;

•	consolidation among our competitors, our customers and/or our customers’ customers;

•	changes in our customers’ end user concentration or requirements;

•	loss of one or more major customers;

•	significant changes in ordering patterns by major customers;

•	our or our channel partners’ or logistic providers’ ability to maintain and manage appropriate inventory levels;

•	the availability and cost of materials, services or processing capabilities, including foundry, assembly and test capacity, needed by us from our foundries and other manufacturing suppliers;

•	disruptions in our or our customers’ supply chain due to natural disasters, fire, outbreak of communicable diseases, labor disputes, civil unrest or other reasons;

•	delays in successful transfer of products or manufacturing processes to or between our subcontractors;

•	fluctuations in the product quality or manufacturing output, yields, and capacity of our suppliers;

•	fluctuation in suppliers’ capacity due to reorganization, relocation or shift in business focus, financial constraints, or other reasons;

•	problems, costs, or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	our ability to successfully introduce and transfer into production new products and/or integrate new technologies;

•	excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or inventory becomes obsolete;

•	increased manufacturing costs;

•	higher mask tooling costs associated with advanced technologies;

•	the amount and timing of our investment in research and development;

•	costs and business disruptions associated with stockholder or regulatory issues;

•	the timing and amount of employer payroll tax to be paid on our employees’ gains on exercise of stock options;

•	an inability to generate profits to utilize net operating losses (“NOLs”) prior to their statutory expiration;

•	increased costs and time associated with compliance with new accounting rules or new regulatory requirements;

•	changes in accounting or other regulatory rules, such as the requirement to record assets and liabilities at fair value;

•	write-off of some or all of our goodwill and other intangible assets;

•	fluctuations in interest rates and/or market values of our marketable securities;

•	litigation costs associated with the defense of suits brought or complaints made against us or enforcement of our rights;

•	change in fair value of contingent consideration; and/or

•	changes in or continuation of certain tax provisions.

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

Sales to Future, Arrow, and certain regional distributors are made under agreements that provide protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by these distributors were to decline dramatically. In addition, if they were to defer or cancel orders, our revenues would decline and this would materially and adversely impact our business, financial condition and results of operations.

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

Our future success depends on the contributions of our executive officers, as well as continued service of our key design, engineering, technical, sales, marketing and managerial personnel and our ability to identify, hire, motivate and retain such qualified personnel, as well as effectively and quickly replace key personnel with qualified successors with competitive incentive compensation packages. In October 2015, our Chief Executive Officer and President by mutual agreement with the Board of Directors was terminated and we have appointed an Interim President and Chief Executive Officer while our board of directors conducts a search for a permanent Chief Executive Officer. During our search for a new Chief Executive Officer, it is important that we retain key personnel. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, including the Chief Executive Officer position, our business could be adversely affected.

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

Based upon most recent filings available as of September 27, 2015, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock. This substantial ownership position provides the opportunity for Alonim to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

Alonim owns a significant percentage of our outstanding shares through its wholly-owned affiliate, Rodfre Holdings LLC. Due to such ownership, Alonim has not in the past, but may in the future, exert strong influence over actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. Further, if one of these stockholders were to sell or even propose to sell a large number of their shares, the market price of our common stock could decline significantly.

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

EXAR CORPORATION (Registrant)

November 6, 2015	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Merger Agreement	8-K	0-14225	2.1	4/30/2014
2.2	Form of Tender Agreement	8-K	0-14225	2.2	4/30/2014
10.1	Bridge Credit Agreement, dated May 27, 2014	8-K	0-14225	10.1	5/30/2014
10.2	Form of Parent Agreement	8-K	0-14225	10.1	4/30/2014
10.3	Form of Tender Agreement	8-K	0-14225	10.2	4/30/2014
10.4	Fiscal Year 2015 Management Incentive Plan	10-Q	001-36012	10.3	8/8/2014
10.5	Separation and Release Agreement between Exar Corporation and Louis DiNardo, dated October 19, 2015	8-K	0-14225	10.1	10/20/2015
10.6	Services Agreement between Exar Corporation and Richard L. Leza, dated October 16, 2105	8-K	0-14225	10.2	10/20/2015
10.7	Fiscal Year 2016 Management Incentive Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X