Form 10-Q
period 2015-12-27
EXAR CORP
filed 2016-02-04
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

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

The number of shares outstanding of the Registrant’s Common Stock was 48,518,671 as of February 2, 2016.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 27, 2015	March 29, 2015
ASSETS

Current assets:
Cash and cash equivalents	$53,449	$55,233
Accounts receivable (net of allowances of $1,010 and $1,334)	27,079	27,459
Accounts receivable, related party (net of allowances of $296 and $774)	4,554	1,663
Inventories	28,659	30,767
Other current assets	2,018	3,090
Total current assets	115,759	118,212

Property, plant and equipment, net	21,567	26,077
Goodwill	44,871	44,871
Intangible assets, net	74,119	86,102
Other non-current assets	778	7,838
Total assets	$257,094	$283,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,234	$13,526
Accrued compensation and related benefits	4,207	5,649
Deferred income and allowances on sales to distributors	2,479	3,362
Deferred income and allowances on sales to distributors, related party	4,141	6,982
Other current liabilities	12,421	21,287
Total current liabilities	36,482	50,806

Long-term lease financing obligations	1,714	5,069
Other non-current obligations	3,420	4,393
Total liabilities	41,616	60,268

Commitments and contingencies (Notes 14, 15 and 16)

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 48,481,338 and 47,745,618 shares outstanding	5	5
Additional paid-in capital	527,980	521,490
Accumulated other comprehensive loss	(26)	(26)
Accumulated deficit	(312,481)	(298,637)
Total stockholders' equity	215,478	222,832
Total liabilities and stockholders’ equity	$257,094	$283,100

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Sales:
Net sales	$29,013	$35,919	$84,095	$91,986
Net sales, related party	8,426	8,396	28,508	26,207
Total net sales	37,439	44,315	112,603	118,193

Cost of sales:
Cost of sales	16,261	19,741	48,309	51,841
Cost of sales, related party	4,025	3,099	12,847	10,408
Amortization of purchased intangible assets and inventory step-up costs	2,461	2,533	7,422	9,215
Restructuring charges and exit costs	—	2,052	740	6,384
Proceeds from legal settlement	—	—	(1,500)	—
Impairment of intangibles	—	—	—	8,367
Total cost of sales	22,747	27,425	67,818	86,215
Gross profit	14,692	16,890	44,785	31,978

Operating expenses:
Research and development	7,230	10,035	24,206	28,647
Selling, general and administrative	10,280	11,793	29,665	33,467
Restructuring charges and exit costs	2,228	1,418	3,550	4,052
Impairment of intangibles	1,807	—	1,807	3,917
Merger and acquisition costs	—	179	—	6,955
Net change in fair value of contingent consideration	—	—	—	(4,343)
Total operating expenses	21,545	23,425	59,228	72,695
Loss from operations	(6,853)	(6,535)	(14,443)	(40,717)

Other income and expense, net:
Interest income and other, net	(7)	53	(40)	520
Interest expense and other, net	(69)	(46)	(170)	(1,026)
Total other income and expense, net	(76)	7	(210)	(506)

Loss before income taxes	(6,929)	(6,528)	(14,653)	(41,223)
Provision for (benefit from) income taxes	208	71	(809)	870
Net loss	(7,137)	(6,599)	(13,844)	(42,093)
Less: Net loss attributable to non-controlling interests	—	—	—	(37)
Net loss attributable to Exar Corporation	$(7,137)	$(6,599)	$(13,844)	$(42,056)
Net loss per share:
Basic	$(0.15)	$(0.14)	$(0.29)	$(0.89)
Diluted	$(0.15)	$(0.14)	$(0.29)	$(0.89)

Shares used in the computation of net loss per share:
Basic	48,386	47,119	48,146	47,165
Diluted	48,386	47,119	48,146	47,165

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net loss	$(7,137)	$(6,599)	$(13,844)	$(42,093)
Changes in market value of investments:
Changes in unrealized loss	—	—	—	199
Reclassification adjustment for net realized gains	—	—	—	26
Release of tax provision for unrealized gains	—	—	—	828
Net change in market value of investments	—	—	—	1,053
Comprehensive loss	$(7,137)	$(6,599)	$(13,844)	$(41,040)
Less: comprehensive loss attributable to non-controlling interests	—	—	—	(37)
Comprehensive loss attributable to Exar Corporation	$(7,137)	$(6,599)	$(13,844)	$(41,003)

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 27, 2015	December 28, 2014
Cash flows from operating activities:
Net loss	$(13,844)	$(42,093)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,595	13,325
Stock-based compensation expense	4,431	10,949
Restructuring charges and exit costs	905	6,732
Impairment of intangibles	1,807	12,284
Release of deferred tax valuation allowance	—	828
Net change in fair value of contingent consideration	—	(4,343)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and accounts receivable, related party	(2,511)	(1,125)
Inventories	1,684	(3,506)
Other current and non-current assets	8,132	(1,087)
Accounts payable	(909)	(2,945)
Accrued compensation and related benefits	(1,442)	(231)
Other current and non-current liabilities	(8,020)	(5,380)
Deferred income and allowance to distributors including related party	(3,724)	581
Net cash provided by (used in) operating activities	1,104	(16,011)

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(954)	(2,447)
Purchases of short-term marketable securities	—	(9,296)
Proceeds from maturities of short-term marketable securities	—	3,997
Proceeds from sales of short-term marketable securities	—	158,412
Acquisition of Integrated Memory Logic Limited, net of cash acquired	—	(72,658)
Net cash provided by (used in) investing activities	(954)	78,008

Cash flows from financing activities:
Proceeds from issuance of common stock	2,351	4,530
Purchase of stock for withholding taxes on vested restricted stock	(1,562)	(629)
Payments of lease financing obligations	(2,294)	(1,006)
Cash settlement of equity award	(429)	—
Proceeds from issuance of debt	—	91,000
Repayment of debt	—	(91,000)
Capital contribution from Integrated Memory Logic Limited non-controlling interest	—	(18,883)
Repurchase of common stock	—	(7,999)
Net cash used in financing activities	(1,934)	(23,989)

Net increase (decrease) in cash and cash equivalents	(1,784)	38,008
Cash and cash equivalents at the beginning of period	55,233	14,614
Cash and cash equivalents at the end of period	$53,449	$52,622

Supplemental disclosure of cash flow and non-cash information1
Engineering design tools acquired under capital lease	—	2,924
Increase in equity associated with release of liability for Cadeka restricted stock units	1,875	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

 EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Description of Business— Exar Corporation (“Exar,” “us,” “our” or “we”) was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) for the Industrial, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along with our experience in analog and mixed signal technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and mixed signal technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, flat panel displays, LED lighting solutions, and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Mixed-signal, Power Management, High Performance Analog, Processors, Flat Panel Display and LED lighting.

Basis of Presentation and Use of Management Estimates— The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of December 27, 2015 and our results of operations for the three and nine months ended December 27, 2015 and December 28, 2014, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle which may require the use of judgment and estimates. The entity may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented or a modified retrospective approach. This standard is effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. We have not yet selected a transition method and are currently evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 primarily provides that an entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU 2015-16 simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. As this applies to future business combinations, the adoption of this ASU has no impact on our current consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 470): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 eliminate the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be either applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and early adoption is permitted. We early-adopted the ASU 2015-17 on a prospective basis as of December 27, 2015 and the statement of financial position as of this date reflects the revised classification of current deferred tax assets and liabilities as noncurrent. Adoption of the ASU resulted in an immaterial reclassification between current deferred tax assets and non-current deferred tax assets. There is no other impact on the financial statements of early-adopting the ASU.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. We are currently evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

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

Consideration

In June 2014, we acquired approximately 92% of iML’s outstanding shares for $206.4 million in cash. In September 2014, we acquired the remaining 8% of iML’s outstanding shares and vested options exercised subsequent to June 3, 2014 for $18.9 million which was included as part of financing activities in the cash flow since we maintained control of the subsidiary when the payments were made. Additionally, as required under the terms of the merger agreement, we assumed and converted iML’s employees’ then outstanding options into options to purchase 1.5 million shares of Exar’s common stock. The fair value of pre-merger vested options of $3.8 million was recorded as purchase consideration.

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

Acquisition Related Costs

Acquisition related costs relating to the acquisition of iML were included in the merger and acquisition costs and interest expense line on the consolidated statement of operations for fiscal year 2015 and were approximately $7.2 million.

NOTE 4.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	December 27, 2015	March 29, 2015
Work-in-process and raw materials	$16,467	$16,789
Finished goods	12,192	13,978
Total inventories	$28,659	$30,767

	December 27, 2015	March 29, 2015
Land	$6,660	$6,660
Building	17,415	17,431
Machinery and equipment	41,282	41,449
Software and licenses	22,217	22,044
Property, plant and equipment, total	87,574	87,584
Accumulated depreciation and amortization	(66,007)	(61,507)
Total property, plant and equipment, net	$21,567	$26,077

In connection with our restructuring activities described in Note 11 – Restructuring Charges and Exit Costs, in fiscal year 2016 we wrote-off $0.4 million of mask set costs associated with our data compression product line and $0.5 million of design tools associated with processor product line.

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 27, 2015	March 29, 2015
Short-term lease financing obligations	$3,796	$3,834
Accrued retention bonus	1,226	2,951
Accrued restructuring charges and exit costs	754	982
Purchase consideration holdback	1,006	1,006
Accrued legal and professional services	1,915	982
Accrued manufacturing expenses, royalties and licenses	660	1,122
Accrued sales and marketing expenses	534	686
Deferred tax liability	—	7,021
Other current liabilities	2,530	2,703
Total other current liabilities	$12,421	$21,287

Our other non-current obligations consisted of the following as of the dates indicated (in thousands):

	December 27, 2015	March 29, 2015
Long-term taxes payable	$3,266	$4,351
Other	154	42
Total other non-current obligations	$3,420	$4,393

NOTE 5.	FAIR VALUE

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

We had no assets or liabilities utilizing Level 3 inputs as of December 27, 2015 or March 29, 2015.

There were no transfers between Level 1 and Level 2 during the fiscal quarter ended December 27, 2015.

The following table summarizes our investment assets as of December 27, 2015 (in thousands):

	December 27, 2015
	Level 1	Level 2	Total
Assets:
Money market funds	$4	$—	$4
Common shares of CounterPath	—	43	43
Total investment assets	$4	$43	$47

The following table summarizes our investment assets as March 29, 2015 (in thousands):

	March 29, 2015
	Level 1	Level 2	Total
Assets:
Money market funds	$6	$—	$6
Common shares of CounterPath	—	48	48
Total investment assets	$6	$48	$54

Our cash and cash equivalents as of the dates indicated below were as follows (in thousands):

	December 27, 2015	March 29, 2015
Cash and cash equivalents
Cash at financial institutions	$53,445	$55,227
Money market funds	4	6
Total cash and cash equivalents	$53,449	$55,233

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other net, line item on the condensed consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Gross realized gains	$—	$—	$—	$264
Gross realized losses	—	—	—	(238)
Net realized income (losses)	$—	$—	$—	$26

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or when events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one single operating segment and one chief operating decision maker, our President and Chief Executive Officer (“CEO”), we utilize an entity-wide approach to assess goodwill for impairment. In the second and third quarters of fiscal year 2016, due to the significant decrease of our company’s stock value, we conducted impairment analysis by comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of fiscal quarter-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no goodwill impairment was recorded for the third quarter of fiscal year 2016.

The carrying amount of goodwill for the nine months ended December 27, 2015 remained the same as last fiscal year end.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	December 27, 2015				March 29, 2015
	Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Amortized intangible assets:
Existing technology	$114,433	$(55,230)	$—	$59,203	$120,041	$(47,259)	$(9,134)	$63,648
Customer relationships	14,295	(5,877)	—	8,418	15,165	(4,520)	(870)	9,775
Distributor relationships	7,254	(2,616)	—	4,638	7,254	(1,973)	—	5,281
Patents/core technology	3,459	(3,459)	—	—	3,459	(3,446)	—	13
Trade names	1,330	(466)	—	864	1,330	(274)	—	1,056
Total intangible assets subject to amortization	140,771	(67,648)	—	73,123	147,249	(57,472)	(10,004)	79,773
In-process research and development	2,803	—	(1,807)	996	9,148	—	(2,819)	6,329
Total	$143,574	$(67,648)	$(1,807)	$74,119	$156,397	$(57,472)	$(12,823)	$86,102

Long-lived assets are amortized on a straight-line basis over their respective estimated useful lives. Existing technology is amortized over four to nine years. Customer relationships are amortized over five to seven years. Distributor relationships are amortized over seven years. Patents/core technology is amortized over six years. Trade names are amortized over three to six years. In-process research & development (“IPR&D”) is reclassified as existing technology upon completion or written off upon abandonment. During the first and third quarters of fiscal year 2016, $2.9 million and $0.6 million, respectively, of IPR&D was reclassified as existing technology upon completion and started amortization. In the third quarter of fiscal year 2016, we conducted a review of our business environment, and as a result of a decline in forecasted gross margins related to three of the IPR&D projects, we abandoned those projects and recorded a $1.8 million charge in the impairment of intangibles line on the condensed consolidated statement of operations. During the third quarter of fiscal year 2015, $1.2 million of IPR&D was reclassified as existing technology upon completion and started amortization. As a result of a decline in forecasted revenue and not meeting critical specifications, we abandoned two IPR&D projects and recorded a $2.3 million charge in the impairment of intangibles line on the consolidated statement of operations in the first nine months of fiscal 2015. We expect the remaining IPR&D projects to be completed and to start amortization within the next six months. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life.

Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. When events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. If our actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

As of December 27, 2015, except as noted above, there were no indicators or events that required us to perform an intangible assets impairment review.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Amortization expense	$3,401	$3,248	$10,176	$9,429

The total future amortization expenses for our purchased intangible assets excluding IPR&D are summarized below (in thousands):

Amortization Expense (by fiscal year)
2016 (3 months remaining)	$3,406
2017	13,552
2018	13,516
2019	13,203
2020	12,412
2021 and thereafter	17,034
Total future amortization	$73,123

NOTE 7.	LONG-TERM INVESTMENTS

In July 2001, Exar became a Limited Partner in the Skypoint Fund, a venture capital fund focused on investments in communications infrastructure companies. We accounted for this non-marketable equity investment under the cost method in the other non-current assets line item on the consolidated balance sheet. During the term of the fund, we made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001. The partnership was dissolved and the fund distributed stock of invested companies to us during the first quarter of fiscal year 2015.

We regularly review and determine whether each investment asset is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

As of the date indicated below, our long-term investments balance, which is included in the Other non-current assets line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

December 27, 2015
Beginning balance as of March 29, 2015	$394
Net distributions	—
Impairment charges	(5)
Ending balance	$389

Impairment

We evaluate each of our long-term investments for impairment on an annual basis or when events and changes in circumstances suggest that the carrying amount may not be recoverable. If the carrying amount exceeds its fair value, the long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss.

During the first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath through the dissolution of Skypoint Fund in which we were a limited partner since 2001. CounterPath was one of the investee companies of Skypoint Fund. We estimated the fair value using the market value of CounterPath’s common shares on the Nasdaq Capital Market. We also received common shares from the other two private investee companies of Skypoint Fund through the dissolution. We regularly assess the fair value of the common shares received from these three companies and recorded $5,000 of impairment charges in the interest expense and other, net line on the condensed consolidated statements of operations during the nine months ended December 27, 2015. We recorded $35,000 of impairment charges during the nine months ended December 28, 2014.

NOTE 8.	RELATED PARTY TRANSACTIONS

Alonim Investments Inc. (“Alonim”) through its wholly-owned affiliate, Rodfre Holdings LLC, owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of December 27, 2015. As such, Alonim is our largest stockholder. Future Electronics Inc. (“Future”) is also an affiliate of Alonim and our largest distributor. One of our directors is an executive officer of Future. Our related party transactions primarily involved sales to Future.

Related party net sales as a percentage of our total net sales for the periods indicated below were as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Future and affiliates of Alonim	23%	19%	25%	22%

Related party receivables as a percentage of our net accounts receivables were as follows as of the dates indicated below:

	December 27, 2015	March 29, 2015
Future and affiliates of Alonim	14%	6%

Related party expenses for marketing promotional materials reimbursed were not significant for the three and nine months ended December 27, 2015 and December 28, 2014, respectively.

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

All our obligations under the Business Loan Agreement were unconditionally guaranteed by iML through a $26.0 million short-term certificate deposit with the same institution. We repaid the CTBC business loan was paid off in the third quarter of fiscal year 2015.

Stifel

On May 27, 2014 (the “Initial Funding Date”), we entered into a bridge credit agreement (the “Credit Agreement”) with certain lender parties and Stifel Financial Corp., as Administrative Agent. The Credit Agreement provided us with a bridge term loan credit facility in an aggregate principal amount of up to $90.0 million (the “Bridge Facility”).

Interest on loans made under the Bridge Facility accrued, at our option, at a rate per annum equal to (1) the Base Rate (as defined below) plus (a) during the first 90 days following the Initial Funding Date, 7.5% and (b) thereafter, 8.5% or (2) 1-month LIBOR plus (a) during the first 90 days following the Initial Funding Date, 8.5% and (b) thereafter, 9.5%. The “Base Rate” was equal to, for any day, a rate per annum equal to the highest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) 1 month LIBOR plus 1.00%. The Base Rate was subject to a floor of 2.5%, and LIBOR was subject to a floor of 1.5%.

We had drawn $65.0 million in May 2014 to fund our acquisition of iML’s outstanding shares. We repaid $26.0 million of the debt in June 2014 through a loan from CTBC with a lower interest rate. We repaid the Credit Agreement in full in the second quarter of fiscal year 2015.

Interest

For the three and nine months ended December 27, 2015 and December 28, 2014, interest on our short-term debt, which is included in the “Interest expense” line item on the condensed consolidated statement of operations, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
CTBC	$—	$9	$—	$265
Stifel	—	—	—	646
Total interest on short-term debt	$—	$9	$—	$911

NOTE 10.	COMMON STOCK REPURCHASES

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

We did not repurchase any common stock during the three or nine months ended December 27, 2015. Stock repurchase activities during fiscal year 2015 were indicated below (in thousands, except per share amounts):

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

2016 Restructuring Charges and Exit Costs

During the second and third quarters of fiscal year 2016, we decided to restructure our business that mainly impacted our data compression and processor product lines. We believe this restructuring positions us to achieve operating efficiencies and to focus our resources on strategic priorities. During the three and nine months ended December 27, 2015, we incurred $2.2 million and $4.3 million of restructuring charges and exit costs, respectively. The charges consisted primarily of reduction of our workforce, the impairment of certain fixed assets and licensed technologies and the write-off of related inventory. Inventory write-offs are included in cost of sales and all other restructuring charges and exit costs are included in operating expenses

2015 Restructuring Charges and Exit Costs

We completed a significant strategic restructuring process that began in the quarter ended September 28, 2014 and ended in October 2014.  This restructuring was prompted by the recent acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China; Loveland, Colorado; and Ipoh, Malaysia locations.  We completed this restructuring to enable us to achieve meaningful synergies and operating efficiencies and focus our resources on strategic priorities. During the three and nine months ended December 28, 2014, we incurred $3.5 million and $10.4 million restructuring charges and exit costs, respectively. The charges consisted primarily of reduction of our workforce, the impairment of certain fixed assets, licensed technologies and write-off of related inventory. Inventory write-offs are included in cost of sales and all other restructuring charges and exist costs are included in operating expenses

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. Restructuring expenses of $22,000 are included in interest expense for the three and nine months ended December 27, 2015. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 29, 2015	Additions/ Adjustments	Non-cash charges	Payments	December 27, 2015
Lease termination costs and others	$330	$297	$(165)	$(293)	$169
Impairment of fixed assets, licensed technologies and write down of inventory	—	740	(740)	—	—
Severance	652	2,232	—	(2,299)	585
Total	$982	$3,269	$(905)	$(2,592)	$754

NOTE 12.	STOCK-BASED COMPENSATION

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of December 27, 2015	Nine Months Ended December 27, 2015
	Shares of Common Stock	Shares of Common Stock	Weighted Average Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,325
Issued		21	$7.87

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for each award issued. As of December 27, 2015, there were 3.9 million shares available for future grant under the 2014 Plan.

Stock Option Activities

Our stock option transactions during the nine months ended December 27, 2015 are summarized below:

	Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at March 29, 2015	7,609,622	$8.77	4.86	$14,377
Granted	1,845,120	6.03
Exercised	(369,967)	6.47
Cancelled	(236,895)	9.16
Forfeited	(898,691)	9.81
Balance at December 27, 2015	7,949,189	$8.11	4.63	$1,420

Vested and expected to vest, December 27, 2015	7,284,444	$8.17	4.50	$1,186
Vested and exercisable, December 27, 2015	4,069,324	$8.30	3.55	$364

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $6.44 and $10.30 as of December 27, 2015 and March 29, 2015, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our then CEO. The options were scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined market based financial measures were met. If the financial measures are not met, each installment would be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our then CEO. The options were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures were met. We recorded $75,000 and $262,000 of compensation expense for these options in the three and nine months ended December 28, 2014, respectively. Due to the departure of our then CEO in October 2015, we recorded a reversal of $151,000 and $34,000 of compensation expense for these options in the three and nine months ended December 27, 2015, respectively as the requisite service period required for vesting was not completed.

Options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Intrinsic value of options exercised	$39	$668	$637	$1,524

RSU Activities

Our RSU transactions during the nine months ended December 27, 2015 are summarized as follows:

	Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 29, 2015	1,072,925	$10.26	1.50	$11,051
Granted	277,095	9.22
Issued and released	(543,037)	8.43
Cancelled	(184,386)	7.99
Unvested at December 27, 2015	622,597	$12.07	1.52	$4,010

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our then CEO. The PRSUs were scheduled to vest in three equal installments at the end of fiscal year 2013 through 2015 with three year vesting periods for each installment if certain predetermined financial measures were met. If the financial measures were not met, each installment would be forfeited at the end of its respective fiscal year. Due to the departure of our then CEO in October, 2015, we recorded a reversal of $169,000 and $41,000 of compensation expense for these PRSUs in the three and nine months ended December 27, 2015, respectively as the requisite service period required for vesting was not completed. We recorded $146,000 and $1,026,000 of compensation expense for these awards in the three and nine months ended December 28, 2014, respectively.

In July 2013, as part of the acquisition of Cadeka, in order to encourage retention of five former Cadeka employees, we agreed to recommend to our Board of Directors in July 2015 a bonus, which, if approved by the Board of Directors, would be settled in RSUs subject to fulfillment of the service period. The ultimate approval of these awards was subject to the discretion of the Board of Directors. We recorded $0 and $0.2 million of compensation expense for these awards in the three and nine months ended December 27, 2015, respectively. We recorded $0.5 million and $1.5 million of compensation expense for these awards in the three and nine months ended December 28, 2014, respectively. The expense is reported in the other current liabilities line on the condensed consolidated balance sheet as the total amount of bonus was to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense was recorded as part of stock compensation expense in the condensed consolidated statements of operations. In July 2015, the Board of Directors ultimately determined not to approve the granting of these RSUs. During the three months ended December 27, 2015, we paid three of these five former Cadeka employees $75,000 in cash in exchange for a release of claims, including any claim such former employees may have to the RSUs described above. As a result of obtaining these releases, the proportional amount of liability net of cash payments was removed from our condensed consolidated balance sheet, with a corresponding increase in additional paid in capital. For the two remaining employees, an amount of $1.2 million is included other liabilities as of December 27, 2015, pending the earlier of a settlement with such former employees or the expiration of the relevant statue of limitations.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. The second 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures are met. We recorded $18,000 and $96,000 of compensation expense for these awards in the three and nine months ended December 27, 2015, respectively. We recorded a reversal of 78,000 and compensation expense of $208,000 associated with these awards in the three and nine months ended December 28, 2014, respectively, as a result of termination of one of our executives since the requisite service period required for vesting was not completed.

In December 2013, we granted 100,000 RSUs to our then CEO. The RSUs were scheduled to vest in two equal installments at the end of fiscal years 2016 and 2017. In October 2014, the second installment of 50,000 RSUs was modified to 50,000 PRSUs. These modified PRSUs were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. Due to the departure of our then CEO in October 2015, we recorded a reversal of $40,000 and $54,000 of compensation expense for these awards for the three and nine months ended December 27, 2015, respectively as the requisite service period for vesting was not completed. For the three and nine months ended December 28, 2014, we did not record compensation expense for these modified PRSUs as a result of a low probability of achieving performance goals measured by management.

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

In August and December 2014, we granted 88,448 PRSUs to certain former iML employees. The PRSUs are scheduled to start vesting in three equal annual installments upon achievement of certain performance measures. In the three and nine months ended December 27, 2015, we recorded $39,000 and $125,000 of stock compensation expense related to these PRSUs, respectively. In the three and nine months ended December 28, 2014, we did not record stock compensation expense related to these PRSUs.

In May 2015, we announced the Fiscal Year 2016 Management Incentive Program (“2016 Incentive Program”). Under this program, each participant’s award is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors for fiscal year 2016 and the Committee reserves the right to settle awards either entirely with RSUs or with a combination of 20% settled in cash and 80% settled with RSUs We did not record any compensation expense for the three and nine months ended December 27, 2015 related to the 2016 Incentive Program as we do not expect to meet the performance goals established under the awards.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Cost of sales	$104	$496	$276	$983
Research and development	269	442	923	2,124
Selling, general and administrative	669	3,284	3,232	7,842
Total Stock-based compensation expense	$1,042	$4,222	$4,431	$10,949

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs, net of reversals, as of December 27, 2015:

	December 27, 2015
	Amount (in thousands)	Weighted Average Expected Remaining Period (in years)
Options	$7,094	2.62
RSUs	2,390	1.83
PRSUs	475	1.76
Total Unrecognized Stock-based compensation expense	$9,959

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

Expected Term. The Company utilizes a model, which uses historical exercise, cancellation and outstanding option data to calculate the expected term of stock option grants.

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

The following table summarizes our net loss per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net loss attributable to Exar Corporation	$(7,137)	$(6,599)	$(13,844)	$(42,056)

Shares used in computation of net loss per share:
Basic	48,386	47,119	48,146	47,165
Effect of options and awards	─	─	─	─
Diluted	48,386	47,119	48,146	47,165
Net loss per share
Basic	$(0.15)	$(0.14)	$(0.29)	$(0.89)
Diluted	$(0.15)	$(0.14)	$(0.29)	$(0.89)

Outstanding stock options and RSUs are potentially dilutive securities. For all periods presented, all outstanding stock options and RSUs were excluded from the computation of diluted net loss per share because they were determined to be anti-dilutive.

NOTE 14.	LEASE FINANCING OBLIGATIONS

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $6.9 million in January 2015 under a two-year license and two three-year licenses with prepayment of $1.0 million, $4.4 million in October 2014 under a three-year license with a prepayment of $1.5 million for the first year license and $0.9 million in July 2012 under a three-year license all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of December 27, 2015 and March 29, 2015, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Amortization expense	$941	$848	$2,979	$2,448

Future minimum lease and sublease income payments for the lease financing obligations as of December 27, 2015 are as follows (in thousands):

Fiscal Years	Design Tools
2016 (3 months remaining)	$465
2017	3,947
2018	1,355
Total minimum lease payments	5,767
Less: amount representing interest	257
Present value of minimum lease payments	5,510
Less: short-term lease financing obligations	3,796
Long-term lease financing obligations	$1,714

Interest expense for the lease financing obligations for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Interest expense	$43	$37	$136	$115

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Rent expense	$257	$266	$748	$1,162

Our future minimum lease payments for the lease operating obligations as of December 27, 2015 are as follows (in thousands):

Fiscal Years	Facilities
2016 (3 months remaining)	$189
2017	351
2018	129
2019	3
Total minimum lease payments	$672

NOTE 15.      COMMITMENTS AND CONTINGENCIES

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, MPSI made two separate permitted hazmat deliveries to a licensed and regulated site for treatment. DTSC has requested that former or current property owners and companies, that had hazardous waste treated at the site participate in further site assessment and limited remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites’ condition and evaluation, and selection of appropriate remedial measures. The designated environmental consulting firm has prepared and submitted to DTSC a site profile and is currently engaged in further study. Given that this matter is under investigation and discussions are ongoing with respect to various related considerations, we are unable to ascertain our exposure, if any, or estimate a reasonably possible range of loss. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

In a letter dated March 27, 2012, we were notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex. The letter was also addressed to prior and current property owners and tenants (collectively “Property Owners”). ACWD requested that the Property Owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the Property Owners filed with ACWD a report of its investigation/characterization activities and analytical data obtained. Accumulated data suggests that compounds of concern in groundwater appear to be from an offsite source. ACWD is investigating alternative upgradient sites. Given that this investigation is ongoing and hawse have not received any recent communications from ACWD, we are unable to ascertain our exposure, if any, or estimate a reasonably possible range of loss. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

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

Warranty expense has historically been immaterial for our products. A warranty liability of $1.4 million was established during fiscal year 2014 for the return of certain older generation data compression products shipped in prior years. This liability has been fully fulfilled as of March 29, 2015. In February 2015, we received $0.5 million reimbursement from our insurance company and in July 2015, we received $1.5 million legal settlement from our vendor related to their defective products. Our warranty reserve balance as of December 27, 2015 and March 29, 2015 was $0.2 million and $0.3 million, respectively.

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

In April 2015, Phenix, LLC (“Phenix”) filed a complaint against us and iML for patent infringement in the United States District Court for the Eastern District of Texas. Phenix alleged in its complaint that at least the iML 7990 and 7991 integrated circuit P-Gamma products and power management integrated circuit products that are combined with the functionality of the iML 7990 and 7991 integrated circuits infringe one of its patents. In October 2015, Phenix filed an amended complaint, adding a subsidiary of iML as a defendant, and in December 2015 Phenix filed a second amended complaint, adding additional iML P-Gamma integrated circuits as accused products. The court has set a trial date of September 6, 2016 for this matter, and discovery is ongoing. The parties have engaged in settlement discussions, but no settlement has been reached. During the three and nine months ended December 27, 2015, we recorded $1.0 million expense for a possible settlement of this matter. We do not expect an ultimate settlement in this case to be materially different from our accrual.

NOTE 17.	INCOME TAXES

During the three months ended December 27, 2015, we recorded an income tax expense of $208,000 due to income generated in foreign jurisdictions, and we recorded a benefit of $0.8 million during the nine months ended December 27, 2015 primarily due to the lapsing of the statute of limitations related to the U.S. federal tax reserves. During the three months and nine months ended December 28, 2014, we recorded an income tax expense of approximately $0.1 million and $0.9 million, respectively. The income tax expense was primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio.

During the three months ended December 27, 2015, the unrecognized tax benefits increased by $0.3 million to $16.8 million primarily related to the increase of unrecognized tax benefit on R&D tax credits. If recognized, $13.8 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	December 27, 2015	March 29, 2015
Accrued interest and penalties	$1,295	$1,187

Our major tax jurisdictions are the United States federal and various states, Canada, China, Hong Kong, Korea and certain other foreign jurisdictions. The fiscal years 2003 through 2015 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our foreign jurisdictions.

NOTE 18.	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which is comprised of one operating segment. We design, develop and market high performance analog mixed-signal integrated circuits and advanced sub-system solutions for the Industrial, High-End Consumer and Infrastructure markets.

Our net sales by end market were summarized as follows as of the dates indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Industrial	$18,339	$20,506	$54,339	$59,029
High-End Consumer	13,207	16,202	39,906	35,825
Infrastructure	5,893	7,607	18,358	23,339
Total net sales	$37,439	$44,315	$112,603	$118,193

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
China	$18,109	$17,089	$50,931	$44,586
United States	5,071	6,070	13,468	17,309
Singapore	3,255	4,076	10,740	11,271
Germany	2,992	2,008	9,951	8,020
Taiwan	2,395	5,496	11,363	12,732
Korea	2,294	4,666	7,134	11,920
Rest of world	3,323	4,910	9,016	12,355
Total net sales	$37,439	$44,315	$112,603	$118,193

Substantially all of our long-lived assets at each of December 27, 2015 and March 29, 2015 were located in the United States.

The following distributors and customer accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Distributor A +	23%	19%	25%	22%
Customer D	12%	*	11%	*

—————

*      Net sales for this distributor or customer for this period were less than 10% of our net sales.

+      Related Party

No other distributor or customer accounted for 10% or more of the net sales for the three and nine months ended December 27, 2015 or December 28, 2014, respectively.

The following distributors and customers accounted for 10% or more of our net accounts receivable as of the dates indicated:

	December 27, 2015	March 29, 2015
Customer D	18%	10%
Distributor A +	14%	*
Distributor E	12%	12%
Distributor B	*	11%
Distributor D	*	10%

—————

*      Accounts receivable for this distributor for this period were less than 10% of total account balance.

+      Related Party

No other distributor or customer accounted for 10% or more of the net accounts receivable as of December 27, 2015 or March 29, 2015, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Third Quarter of Fiscal 2016 Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) the possibility of future acquisitions and investments, (7) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (8) our ability to estimate and reconcile distributors’ reported inventories to their activities, (9) our ability to estimate future cash flows associated with long-lived assets, and (10) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended December 27, 2015 are not necessarily indicative of results to be expected for any future period.

Business Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) for the Industrial, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along our experience in analog and mixed signal technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and mixed signal technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, flat panel displays, LED lighting solutions, and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Mixed-signal, Power Management, High Performance Analog, Processors, Flat Panel Display and LED lighting.

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

Third Quarter of Fiscal 2016 Executive Summary

Net sales increased $2.7 million, or 8%, from $34.7 million in the second quarter of fiscal year 2016 to $37.4 million for the third quarter of fiscal year 2016. The increase was primarily attributable to a $2.5 million cash consideration we agreed to pay to one of our distributors to settle a dispute relating to our Data Compression products, which is recorded as a one-time reduction of revenue in the second quarter of fiscal year 2016. Revenues for the third quarter of fiscal year 2016 were also impacted by $0.8 million associated with certain distributors where we previously deferred revenue until such products were sold to the end customer as we did not have sufficient historical data to estimate returns and price reduction refunds. In the third quarter of fiscal year 2016, we determined that we had sufficient historical data and began recognizing revenue and related allowances when the product is sold to the distributor.

Net loss increased $2.9 million or 70% from $4.2 million in the second quarter of fiscal year 2016 to $7.1 million in the third quarter of fiscal year 2016. The increase in net loss was primarily due to a $1.8 million impairment of intangible assets from the abandonment of two IPR&D projects, a $1.0 million accrual for legal settlement and $2.2 million of restructuring expenses, all recognized in the third quarter of the fiscal year 2016. In the second quarter of fiscal year 2016, we received $1.3 million net proceeds from a legal settlement related to our Data Compression products and released $1.1 million of tax assets due to the lapsing of the statute of limitations related to the U.S. federal tax reserves, which decreased our net loss in the second quarter of fiscal 2016. The overall increase in net loss was offset by a $2.5 million expense recognized in the second quarter as a result of a one-time payment to one of our distributors and a decrease in expense in the third quarter due to reduced headcount. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three and nine months ended December 27, 2015, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Results of Operations

Our Statements of Operations data were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	December 27, 2015	December 28, 2014	Change

Net Sales	$37,439	$44,315	$(6,876)	(16)%
Cost of sales:
Cost of sales	16,261	20,113	(3,852)	(19)%
Cost of sales-related party	4,025	3,099	926	30%
Amortization of purchased intangible assets and inventory step-up costs	2,461	2,533	(72)	(3)%
Restructuring charges and exit costs	—	2,052	(2,052)	(100)%
Impairment of intangibles	—	(372)	372	100%
Total cost of sales	22,747	27,425	(4,678)	(17)%
Gross profit	14,692	16,890	(2,198)	(13)%
Operating expenses:
Research and development	7,230	10,035	(2,805)	(28)%
Selling, general and administrative	10,280	11,793	(1,513)	(13)%
Restructuring charges and exit costs	2,228	1,418	810	57%
Impairment of intangibles	1,807	—	1,807	100%
Merger and acquisition costs	—	179	(179)	(100)%
Total operating expenses	21,545	23,425	(1,880)	(8)%
Loss from operations	(6,853)	(6,535)	(318)	5%
Interest income and other, net	(7)	53	(60)	(113)%
Interest expense and other, net	(69)	(46)	(23)	50%
Loss before income taxes	(6,929)	(6,528)	(401)	6%
Provision for (benefit from) income taxes	208	71	137	193%
Net loss	$(7,137)	$(6,599)	$(538)	8%

	Nine Months Ended
	December 27, 2015	December 28, 2014	Change

Net Sales	$112,603	$118,193	$(5,590)	(5)%
Cost of sales:
Cost of sales	48,309	51,841	(3,532)	(7)%
Cost of sales-related party	12,847	10,408	2,439	23%
Amortization of purchased intangible assets and inventory step-up costs	7,422	9,215	(1,793)	(19)%
Restructuring charges and exit costs	740	6,384	(5,644)	(88)%
Impairment of intangibles	—	8,367	(8,367)	(100)%
Proceeds from legal settlement	(1,500)	—	(1,500)	(100)%
Total cost of sales	67,818	86,215	(18,397)	(21)%
Gross profit	44,785	31,978	12,807	40%
Operating expenses:
Research and development	24,206	28,647	(4,441)	(16)%
Selling, general and administrative	29,665	33,467	(3,802)	(11)%
Restructuring charges and exit costs	3,550	4,052	(502)	(12)%
Impairment of intangibles	1,807	3,917	(2,110)	(54)%
Merger and acquisition costs	—	6,955	(6,955)	(100)%
Net change in fair value of contingent consideration	—	(4,343)	4,343	100%
Total operating expenses	59,228	72,695	(13,467)	(19)%
Loss from operations	(14,443)	(40,717)	26,274	(65)%
Interest income and other, net	(40)	520	(560)	(108)%
Interest expense and other, net	(170)	(1,026)	856	(83)%
Loss before income taxes	(14,653)	(41,223)	26,570	(64)%
Provision for (benefit from) income taxes	(809)	870	(1,679)	(193)%
Net loss	$(13,844)	$(42,093)	$28,249	(67)%
Less: Net income attributable to non-controlling interests	—	(37)	37	100%
Net loss attributable to Exar Corporation	$(13,844)	$(42,056)	$28,212	(67)%

Revenue

Our net sales by end market in dollars and as a percentage of net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 27, 2015		December 28, 2014		Change	December 27, 2015		December 28, 2014		Change
Net Sales:
Industrial	$18,339	49%	$20,506	46%	(11)%	$54,339	48%	$59,029	50%	(8)%
High-End Consumer	13,207	35%	16,202	37%	(18)%	39,906	36%	35,825	30%	11%
Infrastructure	5,893	16%	7,607	17%	(23)%	18,358	16%	23,339	20%	(21)%
Total	$37,439	100%	$44,315	100%	(16)%	$112,603	100%	$118,193	100%	(5)%

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	December 27, 2015		December 28, 2014		Change	December 27, 2015		December 28, 2014		Change
Net Sales:
Asia	$28,039	75%	$33,004	74%	(15)%	$85,403	76%	$85,772	73%	(0)%
Americas	5,542	15%	7,082	16%	(22)%	14,423	13%	19,437	16%	(26)%
Europe	3,858	10%	4,229	10%	(9)%	12,777	11%	12,984	11%	(2)%
Total	$37,439	100%	$44,315	100%	(16)%	$112,603	100%	$118,193	100%	(5)%

Three Months Ended December 27, 2015 Compared with Three Months Ended December 28, 2014

Total net sales decreased by $6.9 million or 16%. The decrease was mainly due to a $2.6 million decrease in sales volume from display products in the High-End Consumer and Asia market, a $2.3 million decrease in component products (principally connectivity and communications) due largely to lower average selling prices, and a $1.3 million decrease in system product sales mainly due to decrease in sales volume. This was partially offset by $0.8 million recognition of previously deferred revenue with certain distributors due to our ability to estimate returns and price reduction refunds.

Nine Months Ended December 27, 2015 Compared with Nine Months Ended December 28, 2014

Total revenue decreased by $5.6 million or 5%. The decrease is mainly attributable to a $5.1 million decrease in system product sales, which included a one-time revenue reduction of $2.5 million in the Industrial and Americas market resulting from cash consideration paid to one of our distributors to settle a dispute relating our Data Compression products. $4.0 million decrease in sales of component products due largely to lower average selling prices were offset by a net increase of $3.5 million in revenue from display product sales in the High-End Consumer and Asia market due to the inclusion of nine months of revenue in fiscal year 2016 compared to seven months of revenue in fiscal year 2015 after the acquisition of iML in June 2014, $1.0 million from the sale of certain intellectual property in the first quarter of fiscal year 2016, and $0.8 million recognition of previously deferred revenue with certain distributors due to our ability to estimate returns and price reduction refunds. Sales were also impacted by the implementation of commodity market pricing programs with one of our distributors.

Gross Profit

Gross profit as a percentage of net sales for the three months and nine months ended December 27, 2015 increased by 1% and 13%, respectively, as compared to the same period a year ago. In addition to being impacted by the items described in the Revenue section above, the increase was primarily due to restructuring charges and impairment of intangible assets recorded in the prior fiscal year 2015 and a $1.5 million legal settlement received from a vendor related to defective products in the second quarter of the 2016 fiscal year, partially offset by $0.7 million inventory write-off due to restructuring activities conducted in fiscal year 2016.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three months ended December 27, 2015 decreased by $2.8 million as compared to the same period a year ago. The decrease was primarily due to our strategic restructuring activities resulting in an average headcount decrease from 159 to 119 for the three months ended December 28, 2014 and December 27, 2015, respectively.

R&D expenses for the nine months ended December 27, 2015 decreased by $4.4 million as compared to the same period a year ago. The decrease was primarily due to an average headcount decrease from 149 to 135 for the nine months ended December 28, 2014 and December 27, 2015, respectively, and $1.2 million decrease in stock-based compensation expense.

We believe that R&D expenses will fluctuate in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended December 27, 2015 decreased $1.5 million as compared with the same period a year ago. The decrease was mainly due to $2.6 million decrease in stock-based compensation expense and an average headcount decrease resulting from our strategic restructuring activities, partially offset by $1.0 million accrual for a legal settlement.

SG&A expenses for the nine months ended December 27, 2015 decreased $3.8 million as compared with the same period a year ago. The decrease was mainly due to $4.6 million decrease in stock-based compensation expense and an average headcount decrease resulting from our strategic restructuring activities, partially offset by $1.0 million accrual for a legal settlement.

We believe that SG&A expenses will fluctuate in absolute dollars due to, among other factors, the inclusion of costs associated with acquired operations, variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Merger and Acquisition Costs

Merger and acquisition costs for the three and nine months ended December 27, 2015 decreased $0.2 million and $7.0 million, respectively, as compared with the same periods a year ago. The decrease was primarily due to transaction costs incurred for the acquisition of iML, which was finalized in September 2014.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs for the three and nine months ended December 27, 2015, decreased $1.2 million and $6.1 million, respectively, compared with the same periods a year ago. The decrease was mainly due to the significant strategic restructuring resulting in a reduction of our workforce, the impairment of certain fixed assets and intangible assets, and the write-off of related inventory in fiscal year 2015. Inventory write-offs are included in cost of sales and all other restructuring charges and exit costs are included in operating expenses. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies. See “Note 11 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income, foreign exchange gains or losses, and realized gains or losses on marketable securities.

Interest income and other, net during the three and nine months ended December 27, 2015 each decreased $0.1 million and $0.6 million, respectively, as compared to the same periods a year ago. The decrease was mainly due to the sale of short-term investments to fund the iML acquisition in fiscal year 2015.

Interest Expense and Other, Net

Interest expense for the three months ended December 27, 2015 remained consistent compared to the same period a year ago.

Interest expense for the nine months ended December 27, 2015 decreased $0.9 million compared to the same period a year ago. The interest expense incurred in fiscal year 2015 was primarily related to the $65.0 million of short-term debt borrowed from Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”). The debt was paid off in the second quarter of fiscal year 2015. Interest expense had been immaterial since the repayment of this debt.

Provision for Income Taxes

During the three months and nine months ended December 27, 2015, we recorded an income tax expense of approximately $0.2 million and an income tax benefit of $0.8 million, respectively. The income tax expense is attributable to income generated in foreign jurisdictions and the income tax benefit was primarily due to the lapsing of the statute of limitations related to US federal tax reserve. During the three months and nine months ended December 28, 2014, we recorded an income tax expense of approximately $0.1 million and $0.9 million, respectively. The expense is primarily related to the allocation of tax expense between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule upon liquidation of our available for sale security portfolio in 2014.

On December 18, 2015, President Obama signed H.R. 2029, the tax (the "Protecting Americans from Tax Hikes Act of 2015), which permanently extended Sec. 41 research credit for qualified research expenditures. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the quarter ended December 27, 2015, as the R&D credit carryforwards are offset by a full valuation allowance.

Liquidity and Capital Resources

	Nine Months Ended
	December 27, 2015	December 28, 2014
	(dollars in thousands)
Total cash, cash equivalents and short-term investments	$53,449	$52,622
Percentage of total assets	21%	19%

Net cash provided by (used in) operating activities	$1,104	$(16,011)
Net cash provided by (used in) investing activities	(954)	78,008
Net cash used in financing activities	(1,934)	(23,989)
Net increase (decrease) in cash and cash equivalents	$(1,784)	$38,008

Nine months ended December 27, 2015

Our net loss was approximately $13.8 million for the nine months ended December 27, 2015. After adjustments for non-cash items and changes in working capital, we generated $1.1 million of cash from operating activities.

Significant non-cash charges and credits included:

●	depreciation and amortization expenses of $14.6 million;

●	stock-based compensation expense of $4.4 million;

●	Impairment of intangible assets of $1.8 million; and

●	Restructuring charges and exit costs of $1.0 million

Working capital changes included:

●	a $2.5 million increase in accounts receivable primarily due to timing of shipments made and timing of collections from customers and distributors;

●	a $0.9 million decrease in accounts payable and a $1.4 million decrease in accrued compensation and related benefits primarily due to timing of payments made and reduced headcounts;

●	a $1.7 million decrease of inventory due to improved inventory management;

●

an $8.0 million net decrease in other current and non-current assets primarily due to release of valuation allowance of current deferred tax assets upon completion of foreign cash repatriation in the second quarter of fiscal year 2016;

●

a $3.7 million decrease in deferred income due to timing of products selling through the distribution channels, our distribution partners looking to reduce inventory, the recognition of previously deferred revenue with certain distributors due to our ability to estimate returns and price reduction refunds, moving portions of our commodity business to market price programs, and the lowering of our list price for many of our products.

In the nine months ended December 27, 2015, net cash used in investing activities was $1.0 million due to purchases of property, plant and equipment.

In the nine months ended December 27, 2015, net cash used in financing activities was $1.9 million, which reflects $2.3 million repayment of lease financing obligation, and $0.4 million net cash settlement for equity awards, partially offset by receipt of $0.8 million net proceeds associated with our employee stock plans.

Nine months ended December 28, 2014

Our net loss was approximately $42.1 million for the nine months ended December 28, 2014. After adjustments for non-cash items and changes in working capital, we used $16.0 million of cash in operating activities.

Significant non-cash charges and credits included:

●	depreciation and amortization expenses of $13.3 million;

●	intangibles impairment of $12.3 million;

●	restructuring charges and exit costs of $6.7 million resulting from reduction of our workforce, impairment of certain intangible and fixed assets;

●	stock-based compensation expense of $10.9 million;

●	reduction in estimated fair value of contingent consideration liabilities of $4.3 million related to the acquisitions of Cadeka Microcircuits LLC and Altior Inc; and

●	release of $0.8 million of the deferred tax valuation allowance due to liquidation of our short term investments.

Working capital changes included:

●	a $1.1 million increase in accounts receivable primarily due to timing of shipments made and timing of collections from customers;

●	a $3.5 million increase in inventory to avoid shortage of supplies in the future primarily related to the Display Products and Processor Product lines;

●	a $1.1 million net increase in other current and noncurrent assets primarily due to estimated tax payments made;

●	a $2.9 million net decrease in accounts payable and $0.2 million decrease in accrued compensation and related benefits primarily due to timing of payments made;

●

a $5.4 million net decrease in other current and noncurrent liabilities mainly due to payments made for liabilities acquired through acquisitions and offset by additional accrued liability for a three-year license of design tool acquired; and

●	a $0.6 million increase in deferred income due to timing of products selling through the distribution channels.

In the nine months ended December 28, 2014, net cash provided by investing activities was $78.0 million. Proceeds of $162.4 million from sales and maturities of investments was partially offset by $9.3 million in purchases of investments, net $72.7 million used for the acquisition of iML and $2.5 million used for purchases of property, plant and equipment.

In the nine months ended December 28, 2014, net cash used by financing activities was $24.0 million, which reflects $91.0 million of proceeds received from Stifel and CTBC short-term financing agreements, $18.9 million for payment of non-controlling interest in the acquisition of iML, receipt of $3.9 million net proceeds associated with our employee stock plans partially offset by $91.0 million repayment of Stifel short-term financing agreements, $8.0 million repurchase of our common stock and $1.0 million repayment of lease financing obligations.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at December 27, 2015 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$23,032	$20,337	$700	$753	$1,242
Lease obligations (2)	672	461	211	--	--
Total	$23,704	$20,798	$911	$753	$1,242

—————

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.

(2)	Operating lease payments including real property leases for our worldwide offices.

Other commitments

As of December 27, 2015, our unrecognized tax benefits were $16.8 million, of which $3.3 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $0.1 million during the next 12 months as the statute of limitations expires. See “Note 17 – Income Taxes.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk. As of December 27, 2015, we had cash and cash equivalents of $53.5 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 1% from the market rates in effect at December 27, 2015 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency Fluctuations. We are exposed to foreign currency fluctuations primarily through our foreign operations. This exposure is the result of foreign operating expenses and cash balances being denominated in foreign currency. Operational currency requirements are typically forecasted for a one-month period. If there is a need to hedge this risk, we may enter into transactions to purchase currency in the open market or enter into forward currency exchange contracts. A hypothetical change of 10% of an exchange rate would not result in a material impact to our financial condition or results of operations.

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

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Our management, including our Chief Executive Officer (Interim) (our principal executive officer) (the “Interim CEO”) and our Chief Financial Officer (our principal financial and accounting officer) (the “CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (the “Evaluation”), as of the end of the period covered by this Quarterly Report on Form 10-Q. This Evaluation was performed under the supervision and with the participation of management, including our Interim CEO, as principal executive officer, and CFO, as principal financial and accounting officer. Attached as Exhibits 31.1 and 31.2 of this Quarterly Report on Form 10-Q are the certifications of the Interim CEO and the CFO, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Quarterly Report on Form 10-Q provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Based on the Evaluation, our Interim CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 27, 2015.

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

In April 2015, Phenix, LLC (“Phenix”) filed a complaint against us and iML for patent infringement in the United States District Court for the Eastern District of Texas. Phenix alleged in its complaint that at least the iML 7990 and 7991 integrated circuit P-Gamma products and power management integrated circuit products that are combined with the functionality of the iML 7990 and 7991 integrated circuits infringe one of its patents. In October 2015, Phenix filed an amended complaint, adding a subsidiary of iML as a defendant, and in December 2015 Phenix filed a second amended complaint, adding additional iML P-Gamma integrated circuits as accused products. The court has set a trial date of September 6, 2016 for this matter, and discovery is ongoing. The parties have engaged in settlement discussions, but no settlement has been reached. During the three and nine months ended December 27, 2015, we recorded $1.0 million expense for anticipated possible settlement of this matter. We do not expect an ultimate settlement in this case to be materially different from our accrual.

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

We continue to secure design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if end-customer projects are unsuccessful in the market place, the end-customer terminates the project, or the end-customer selects a competitive solution. Mergers, consolidations, changing market requirements and cost reduction activities among our customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to more than 18 months. If we fail to grow and convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted. Under continued uncertain global economic conditions, our design wins could be delayed even longer than the typical lag period and our eventual revenue could be less than anticipated from products that were introduced within the last 18 to 36 months, which could materially and adversely affect our business, financial condition and results of operations.

Global capital, credit market, and general economic and political conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results and financial condition.

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

If we fail to develop, introduce or enhance products that meet evolving needs or which are necessitated by technological advances, then our business, financial condition and results of operations could be materially and adversely impacted.

The markets for our products are characterized by a number of factors, some of which are listed below:

•	changing or disruptive technologies;

•	evolving and competing industry standards;

•	changing customer requirements;

•	increasing price pressure from lower priced solutions;

•	increasing product development costs;

•	finite market windows for product introductions;

•	lengthy design-to-production cycles;

•	increasing functional integration;

•	competitive solutions with stronger customer engagement or broader product offerings;

•	fluctuations in capital equipment spending levels and deployment;

•	rapid adjustments in customer demand and inventory;

•	frequent product introductions and enhancements; and

•	changing competitive landscape.

Our growth depends in large part on our continued development and timely release of new products. We must: (1) anticipate customer and market requirements and changes in technology and industry standards; (2) properly define, develop and introduce new products on a timely basis; (3) gain access to and use technologies in a cost-effective manner; (4) have suppliers produce quality products consistent with our requirements; (5) continue to expand and retain our technical and design expertise; (6) introduce and cost-effectively deliver new products in line with our customer product introduction requirements; (7) differentiate our products from our competitors’ offerings; and (8) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands to increased functional integration and other changes. Migration from older products to newer products may result in earnings volatility as revenues from older products decline and revenues from newer products begin to grow.

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

We have undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

•	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

•	revenues or synergies could fall below expectations or fail to materialize as assumed;

•	failure to satisfy or set effective strategic objectives;

•	the possibility of litigation arising from or in connection with these acquisitions;

•	our assumption of known or unknown liabilities or other unanticipated events or circumstances;

•	the possibility of planned acquisitions failing to materialize after incurring costs to evaluate these opportunities; and

•	the diversion of management’s attention from day-to-day operations of the business and the resulting potential disruptions to the ongoing business.

Additional risks involved with acquisitions include:

•	exposure to foreign exchange risk associated with acquisition consideration denominated in foreign currencies;

•	difficulties in integrating and managing various functional areas such as sales, engineering, marketing, and operations;

•	difficulties in incorporating or leveraging acquired technologies in new products;

•	difficulties or delays in the transfer of product manufacturing flows and supply chains of acquired businesses;

•	failure to retain and integrate key personnel;

•	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

•	failure to manage and operate multiple geographic locations both effectively and efficiently;

•	failure to coordinate research and development activities to enhance and develop new products and services in a timely manner that optimize the assets and resources of the combined company;

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

•	unexpected capital equipment outlays and continuing expenses related to technical and operational integration;

•	difficulties in entering markets or retaining current markets in which we have limited or no direct prior experience or where competitors in such markets may have stronger market positions;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	under-performance problems with an acquired company;

•	issuance of common stock that would dilute our current stockholders’ percentage ownership;

•	reduction in liquidity and interest income on lower cash balances;

•	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

•	incurring amortization expenses related to certain intangible assets; and

•	incurring large write-offs of assets.

Strategic equity investments also involve risks associated with third parties managing the funds and the risk of poor strategic choices or execution of strategic or operating plans.

We may not address these risks successfully without substantial expense, delay or other operational or financial problems, or at all. Any delays or other operations or financial problems could materially and adversely impact our business, financial condition and results of operations.

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

We have recorded material write-downs of the acquired technologies in fiscal years 2016, 2015 and 2014 associated with restructurings and annual impairment reviews. See Note 6 – “Goodwill and Intangible Assets”.

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

We do not own or operate a semiconductor fabrication facility or a foundry. We utilize various foundries for different processes. Our products are based on processes such as CMOS processes, bipolar processes, BiCMOS and BCD processes. Our foundries produce semiconductors for many other companies (many of which have greater volume requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we have from time to time, experienced extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

Our foundries and test and assembly subcontractors manufacture our products on a purchase order basis. We provide our foundries with rolling forecasts of our production requirements; however, the ability of our foundries to provide wafers is limited by the foundries’ available capacity. Our third-party foundries may not allocate sufficient capacity to satisfy our requirements. In addition, there is no guarantee that we will be able to continue to do business with our foundries on terms as favorable as our current terms.

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

•	disruption of manufacturing or assembly or test services due to vendor transition, relocation or limited capacity of the foundries or subcontractors;

•	inability to obtain, develop or ensure the continuation of technologies needed to manufacture our products;

•	extended time required to identify, qualify and transfer to alternative manufacturing sources for existing or new products or the possible inability to obtain an adequate alternative;

•	failure of our foundries or subcontractors to obtain raw materials and equipment;

•	increasing cost of commodities, resulting in higher wafer or package costs;

•

long-term financial and operating stability of the foundries or their suppliers or subcontractors and their ability to invest in new capabilities and expand capacity to meet increasing demand, to remain solvent or to obtain financing in tight credit markets;

•

continuing measures taken by our suppliers such as reductions in force, pay reductions, forced time off or shut down of production for extended periods of time to reduce or control operating expenses in response to weakened customer demand;

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

If we are unable to accurately forecast demand for our products or efficiently manage our inventory, it could materially and adversely impact our business, financial conditions and the results of operations.

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on customer forecasts, internal evaluation of customer demand and current backlog, which can fluctuate substantially. Due to a number of factors, such as: customer changes in delivery schedules and quantities actually purchased, cancellation of orders, distributor returns or price reductions, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Other factors such as purchase order cancellations or delays, product returns and price reductions may also affect our backlog. We may not be able to meet our expected revenue levels or results of operations if there is a reduction in our order backlog for any particular period and we are unable to replace those anticipated sales during the same period. Our forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors, loss of previous design wins, adverse changes in our scheduled product order mix and demand for our customers’ products or models. As a consequence of these factors and other inaccuracies inherent in forecasting, inventory imbalances can occur, resulting in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, either of which can materially and adversely impact our business, financial condition and results of operations. Due to the unpredictability of global economic conditions and increased difficulty in forecasting demand for our products, we could experience an increase in inventory levels.

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

We sell many of our products through sales representatives and distributors, many of which sell directly to OEMs, contract manufacturers and end customers. Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us, based upon a percentage of their most recent three or six months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could materially and adversely impact our business, financial conditions and results of operations.

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

We depend in part on the continued service of our key engineering and executive management personnel and our ability to identify, hire, incentivize and retain such qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted.

Our future success depends on the contributions of our executive officers, as well as continued service of our key design, engineering, technical, sales, marketing and managerial personnel and our ability to identify, hire, motivate and retain such qualified personnel, as well as effectively and quickly replacing key personnel with qualified successors. In October 2015, our Chief Executive Officer and President, by mutual agreement with the Board of Directors, was terminated and we have appointed an Interim President and Chief Executive Officer while our board of directors conducts a search for a permanent Chief Executive Officer. During our search for a new Chief Executive Officer, it is important that we retain key personnel. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, including the Chief Executive Officer position, our business could be adversely affected.

Under certain circumstances, including a company acquisition, significant restructuring or business downturn, current and prospective employees may experience uncertainty about their future roles with us. Volatility or lack of positive performance in our stock price and the ability or willingness to offer meaningful competitive equity compensation and incentive plans or in amounts consistent with market practices may also adversely affect our ability to retain and incentivize key employees. In addition, competitors may recruit our employees, as is common in the high tech sector, which may require us to provide more competitive compensation packages in order to recruit or retain current and potential employees. If we are unable to retain personnel that are critical to our future operations, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, unanticipated additional recruiting and training costs, and potentially higher compensation costs.

Competition for skilled employees having specialized technical capabilities and industry-specific expertise is intense and continues to be a considerable risk inherent in the markets in which we compete. At times, competition for such employees has been particularly notable in California.

Our employees are employed “at-will”, which means that they can terminate their employment at any time. Our international locations are subject to local labor laws, which are often significantly different from U.S. labor laws and which may, under certain conditions, result in large separation costs upon termination. Further, employing individuals in international locations is subject to other risks inherent in international operations, such as those discussed with respect to international sales below, among others. The failure to recruit and retain, as necessary, key design engineers and technical, sales, marketing and executive personnel could materially and adversely impact our business, financial condition and results of operations.

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

A significant portion of the purchase price for any business combination may be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. As required by U.S. generally accepted accounting principles, the excess purchase price, if any, over the fair value of these assets less liabilities typically would be allocated to goodwill. We evaluate goodwill for impairment on an annual basis or when events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual analysis of our goodwill at the reporting unit level in the fourth quarter of our fiscal year.

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

A portion of our revenue is derived from selling integrated circuits and board level products to end customer equipment vendors. Due to their product development cycle, we have typically experienced at least an 18 month time lapse between our initial contact with a customer and realizing volume shipments. In such instances, we first work with customers to achieve a design win, which may take six months or longer. Our customers then complete their design, test and evaluation process and begin production, a period which typically lasts an additional six months. The customers of equipment manufacturers may also require a period of time for testing and evaluation, which may cause further delays. As a result, a significant period of time may elapse between our research and development efforts and realization of revenue, if any, from volume purchasing of our products by our customers. Due to the length of the end customer equipment vendors’ product development cycle, the risks of project cancellation by our customers, price erosion or volume reduction are common aspects of such engagements.

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

We compete in markets that are intensely competitive, and which are subject to both rapid technological change, continued price erosion and changing business terms with regard to risk allocation. Our competitors include many large domestic and foreign companies that may have substantially greater financial, technical and management resources, name recognition and leverage than we have. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to promote the sale of their products.

We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and roadmap guarantee. Additionally, we experience, and may in the future experience, in some cases, severe pressure on pricing from competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in the loss of design opportunities or a decrease in our revenue and margins.

Also, competition from new companies, including those from emerging economy countries, with significantly lower costs could affect our selling price and gross margins. In addition, if competitors in Asia continue to reduce prices on commodity products, it could adversely affect our ability to compete effectively in that region. Specifically, we have licensed rights to a supplier in China to market our commodity connectivity products, which could reduce our sales in the future should they become a meaningful competitor. Our inability to compete effectively with our competitors could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would adversely affect our operating results and financial condition.

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

Based upon most recent filings available as of December 27, 2015, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock. This substantial ownership position provides the opportunity for Alonim to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Sell-through revenue recognition is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our net sales, gross profit, deferred income and allowances on sales to distributors and net income, which could have an adverse effect on our business, financial condition and results of operations. In addition, errors in estimates of returns for our sell-in business may also have an adverse impact on our revenue.

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

More specifically, our pending patent applications or any future applications may not be approved, and any issued patents may not provide us with competitive advantages or may be challenged by third parties. If challenged, our patents may be found to be invalid or unenforceable, and the patents of others may have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us. Our inability to protect such propriety information from third-parties could harm our competitive position and adversely impact our business.

We could be required to pay substantial damages or could be subject to various equitable remedies if it were proven that we infringed the intellectual property rights of others.

As a general matter, semiconductor companies may from time to time become involved with ongoing litigation regarding patents and other intellectual property rights. If a third party were to prove that our technology infringed its intellectual property rights, we could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of our products. If we were required to pay such license fees when we sold our products, such fees could exceed our revenue. In addition, if it was proven that we willfully infringed a third party’s proprietary rights, we could be held liable for three times the amount of the damages that we would otherwise have to pay. Such intellectual property litigation could also require us to:

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

Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile distributors’ reported inventories to their activities. Any error in our judgment or estimates could lead to inaccurate reporting of our net sales, gross profit, deferred income and allowances on sales to distributors and net income.

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

Our engagement with foreign customers could subject us to additional risks and cause fluctuations in our operating results, which could materially and adversely impact our business, financial condition and results of operations.

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

From time to time, one of our customers has contributed more than 10% of our quarterly net sales. For example in the nine months ended December 27, 2015 one customer contributed approximately 25% of our quarterly net sales. A number of our customers are OEMs, or the manufacturing subcontractors of OEMs, which might result in an increase in concentrated credit risk with respect to our trade receivables and therefore, if a large customer were to be unable to pay, it could materially and adversely impact our business, financial condition and results of operations.

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

The occurrence of natural disasters in certain regions could adversely impact our manufacturing and supply chain, our ability to deliver products on a timely basis (or at all) to our customers and the cost of or demand for our products. Our corporate headquarters in Fremont, California is located near major earthquake faults that have experienced seismic activity and is approximately 170 miles from a nuclear power plant. In addition, some of our other offices, customers and suppliers are in locations which may be subject to similar natural disasters. In the event of a major earthquake or other natural disaster near our offices, our operations could be disrupted. Similarly, a major earthquake or other natural disaster, such as recent earthquakes in Japan or flooding in Thailand, affecting one or more of our major customers or suppliers could adversely impact the operations of those affected, which could disrupt the supply or sales of our products and harm our business, financial condition and results of operations.

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

EXAR CORPORATION (Registrant)

February 4, 2016	By	/s/ Ryan A. Benton
Ryan A. Benton Senior Vice President and Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Form of Merger Agreement	8-K	0-14225	2.1	4/30/2014
2.2	Form of Tender Agreement	8-K	0-14225	2.2	4/30/2014
10.1	Bridge Credit Agreement, dated May 27, 2014	8-K	0-14225	10.1	5/30/2014
10.2	Form of Parent Agreement	8-K	0-14225	10.1	4/30/2014
10.3	Form of Tender Agreement	8-K	0-14225	10.2	4/30/2014
10.4	Fiscal Year 2015 Management Incentive Plan	10-Q	001-36012	10.3	8/8/2014
10.5	Separation and Release Agreement between Exar Corporation and Louis DiNardo, dated October 19, 2015	8-K	0-14225	10.1	10/20/2015
10.6	Services Agreement between Exar Corporation and Richard L. Leza, dated October 16, 2015	8-K	0-14225	10.2	10/20/2015
10.7	Fiscal Year 2016 Management Incentive Plan	10-Q	001-36012	10.7	11/6/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation					X