Form 10-K
period 2016-03-27
EXAR CORP
filed 2016-05-27
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of September 27, 2015 was approximately $131.1 million based upon the last price reported in the NYSE-Composite transactions as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the Registrant’s Common Stock was 48,620,468 as of May 25, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2016 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2016 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED MARCH 27, 2016

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

Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for the Industrial and Embedded Systems, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, enterprise storage systems, flat panel displays, LED lighting solutions, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Power Management, High Performance Analog, Communications, Processors, Flat Panel Display and LED lighting.

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

Exar was incorporated in California in 1971 and was reincorporated in Delaware in 1991. Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “EXAR”. See the information in Part II, Item 8—“Financial Statements and Supplementary Data” for information on our financial position as of March 27, 2016 and March 29, 2015 and results of operations and cash flows for fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014.

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

Industrial and Embedded Systems— The Industrial and Embedded Systems Market is a broad market made up of tens of thousands of customers serving fields such as manufacturing, medical, energy, and automotive. Our devices perform numerous industrial control and embedded applications such as facilitating and optimizing the interface across and between systems and networks, power management, signal conditioning, and data conversion. Our patent protected proprietary AC Step driver solutions support a wide range of LED lighting products.

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

Connectivity

The demand for connectivity is projected to grow significantly during the next decade as the Internet evolves to support machine-to-machine connectivity within the Internet of Things ecosystem. The need to connect billions of devices at home, in the office and in factories through the Internet is driving the requirement for smart connectivity solutions. Our connectivity product strategy is to continue to enhance our portfolio with higher speed, lower power and enhanced functionality devices that meet the growing demands of our customers. Growth drivers in our connectivity product business include increased integration and value through the introduction of differentiated bridging products for popular and growing bus interfaces such as Universal Serial Bus (“USB”), Ethernet, Peripheral Interconnect Express (“PCIe”), as well as innovative new Universal Asynchronous Receiver/Transmitters (“UARTs”) and serial transceiver devices.

Our focus on connectivity is a key initiative that drives product strategy and serves as a foundation for our customer engagements. We have added system architecture expertise and extended our product portfolio to offer new silicon products. Our connectivity solutions serve data and telecommunications, networking and storage, industrial control and embedded applications. Our devices facilitate and optimize the interface between systems and across networks with Serial Transceivers, Multi-Protocol Interface products, UARTs and interface Bridges.

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

Our focus on power management includes traditional linear and switching power management solutions as well as an innovative approach to software programmable power management with the universal Power Management IC (“PMI”) family. We have also introduced a family of programmable power module solutions that provide programmable power conversion with integrated inductors for the smallest profile solutions on the market.

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

Communications

We provide high performance communications products for the transmission of digital data through global service provider networks. Conforming to international standards for copper, fiber optic and wireless protocols, our broad portfolio of Pseudo-synchronous Digital Hiearchy (“PDH”), Synchronous Optical NETwork (“SONET”) and Synchronous Digital Hierarchy (“SDH”) products enable the delivery of highly reliable, value added communication services. Our portfolio of SONET/SDH products process data at speeds from 155Mbps to 400Gbps for the efficient transport of digital data over fiber optic networks. Products include mixed signal clock and data recovery circuits. Transceivers, protocol framers and service mappers. Our high density, high integration products offer significant flexibility in line card design while providing cost, are and power savings over alternative solutions.

Processors

We provide highly integrated semiconductors, board level products, and system solutions that enable OEMs to develop high performance computing, storage and networking equipment with low power consumption.

Our video processor solutions offering is focused on the fast-growing surveillance industry. We offer chip- and board-level solutions for a wide variety of surveillance products including IP Cameras, DVRs, Hybrid NVRs and video streamers

Flat Panel Display

Our display analog products are designed to meet the emerging application requirements of UHD (4K2K resolution) LCD and OLED TV panels, as well as Tablets and Phablets. We continue to maintain a leadership position in TV programmable-Gamma (P-Gamma) IC for display color control, and have further extended our leadership of P-Gamma IC into monitor applications. Our advanced multi-channel programmable PMICs offer excellent product features, power efficiency, reduced BOM cost, and small form factors for narrow bezel Tablets and Phablets.

LED Lighting

Our patented low voltage AC Step drivers are finding increased acceptance in lighting applications that are expected to grow rapidly in the next decade. Our proprietary solution also addresses a key customer requirement by providing low BOM cost, increased power efficiency and reduced form factor as the AC Step drivers do not require AC-DC conversion circuitry typically used to drive LED lighting.

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

Internationally, we are represented in Canada, Europe and Asia by our wholly-owned foreign subsidiaries and international support offices in Canada, China, Germany, Italy, Hong Kong, South Korea, Taiwan and the United Kingdom. In addition to these offices, approximately 49 independent sales representatives and other independent, non-exclusive distributors represent us internationally. The percentage of our net sales represented by certain geographies is as follows:

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
China	47%	38%	35%
United States	12%	14%	29%
Taiwan	10%	11%	3%
Korea	6%	10%	3%
Singapore	9%	9%	11%
Germany	8%	7%	9%
Rest of world	8%	11%	10%
Total net sales	100%	100%	100%

We expect international sales to continue to be a significant portion of our net sales in the future. All of our sales to foreign customers are denominated in U.S. dollars. For a detailed description of our sales by geographic regions, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations, Net Sales by Geography” and Part II, Item 8—“Notes to Consolidated Financial Statement, Note 19—Segment and Geographic Information.” For a discussion of the risk factors associated with our foreign sales, see Part I, Item 1A—“Risk Factors—‘Our engagement with foreign customers could cause fluctuations in our operating results, which could materially and adversely impact our business, financial condition and results of operations’. ”

We sell our products to OEMs or their designated subcontract manufacturers and distributors (affiliated and unaffiliated) who buy our products and resell to their customers throughout the world. The following distributors and customers accounted for 10% or more of our net sales in the fiscal years indicated below:

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Distributor A +	24%	22%	27%
Customer D	11%	*	*
Distributor B	*	*	21%
Distributor C	*	*	21%

—————

*     Net sales for this distributor for this period were less than 10% of our net sales.

+     Related party

No other distributor or customer accounted for 10% or more of our net sales in fiscal years 2016, 2015 or 2014.

The following distributors and customer accounted for 10% or more of our net accounts receivable as of the dates indicated below:

	March 27,	March 29,
	2016	2015
Customer D	16%	10%
Distributor E	12%	12%
Distributor A+	10%	*
Distributor B	*	11%
Distributor D	*	10%

_______________

*     Net accounts receivable for this distributor for this period were less than 10% of our net accounts receivables.

+     Related Party

No other distributor or customer accounted for 10% or more of our net accounts receivable as of March 27, 2016 or March 29, 2015.

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

Our research and development efforts will continue to focus on developing high performance analog and mixed-signal solutions addressing the requirements of communications and storage systems OEMs and the high-current, high-voltage, ultra-low voltage, high precision or high speed requirements of interface, power management and signal path OEMs as well as requirements for highly integrated cost effective solutions for high performance consumer OEMs.

We make investments in advanced design tools, design automation and high performance intellectual property libraries while taking advantage of readily available specialty intellectual property through licensing or purchases. We also augment our skill sets and intellectual property, by incorporating talent through acquisition. We continue to pursue the development of design methodologies that are optimized for reducing design cycle time and increasing the likelihood of first-time success. In addition to the United States, we have a substantive research and development presence in Taiwan. We invested an aggregate of $31.4 million, $37.2 million and $27.0 million in research and development in fiscal years 2016, 2015 and 2014, respectively. For further explanation of our research and development expenses, please see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Competitors in our Industrial and Embedded Systems and Infrastructure markets include companies such as Analog Devices, Inc., Integrated Device Technology, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, NXP B.V., Silicon Labs, Texas Instruments Incorporated, Microchip Technology Inc., Ambarella, Inc., HiSilicon Technologies Co., Ltd., Cavium Networks and Intel. Competitors in High-End Consumer products include companies such as Texas Instruments Incorporated, Intersil Corporation, Richtek Technology Corporation, Chipone, Silergy, and Novatek Microelectronics Corporation and Global Mixed-mode Technology, Inc. See Part I, Item 1A—“Risk Factors—‘If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share’.”

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

Intellectual Property Rights

To protect our intellectual property, we rely on a combination of patents, mask work registrations, trademarks, copyrights, trade secrets, and employee and third-party nondisclosure agreements. As of March 29, 2016, we have 233 patents issued and 20 patent applications pending in the United States and approximately 52 patents issued and 29 patent applications pending in various foreign countries. Our existing patents will expire between 2016 and 2035, or sooner if we choose not to pay renewal fees. We may also enter into license agreements or other agreements to gain access to externally developed products or technologies. While our intellectual property is critically important, we do not believe that our current or future success is materially dependent upon any one patent or technology.

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

If we are required to take any of the actions described above or defend against any claims from third parties, our business, financial condition and results of operations could be harmed. See Part I, Item 1A—“Risk Factors—We may be unable to protect our intellectual property rights, which could harm our competitive position” and “—We could be required to pay substantial damages or could be subject to various equitable remedies if it were proven that we infringed the intellectual property rights of others.”

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

We completed a significant strategic restructuring process during fiscal year 2015. This restructuring was prompted by the acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China and Loveland, Colorado units. As a result of this restructuring and the resultant re-prioritization of resources, we performed an intangible assets impairment review during the second quarter of fiscal year 2015. Upon completion of this review, we recorded $12.3 million of impairment charges to acquired intangibles in fiscal 2015. Of these impairment charges, $7.5 million and $4.8 million are related to High-Performance Analog and Data Compression products, respectively.

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

Employees

As of March 27, 2016, we employed 269 full-time employees, with 109 in research and development, 40 in operations, 77 in marketing and sales and 43 in administration. Of the 269 employees, 114 are located in our international offices. See Part I, Item 1A—“Risk Factors—‘We depend in part on the continued service of our key engineering and management personnel and our ability to identify, hire, incentivize and retain qualified personnel. If we lose key employees or fail to identify, hire, incentivize and retain these individuals, our business, financial condition and results of operations could be materially and adversely impacted’. ” None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage due to labor issues.

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

Executive Officers of the Registrant

Our executive officers and their ages as of May 27, 2016, are as follows:

Name	Age	Position
Richard L. Leza	69	Interim Chief Executive Officer and President
Ryan A. Benton	45	Senior Vice President and Chief Financial Officer
Dimitry Goder	51	Senior Vice President, Research and Development
Hung P. Le	55	Senior Vice President, IC Engineering
Diane Hill	59	Vice President, Human Resources
Dan Wark	60	Vice President, Worldwide Operations
James Lougheed	38	Vice President, Component Products
Jessica Wu	32	Legal Counsel, Corporate Secretary

Richard L. Leza was appointed as the acting Chief Executive Officer and President (Interim) of the Company in October 2015. From 1982 to 1988, Mr. Leza was co-founder, Chairman and Chief Executive Officer of RMC Group, Inc., which provided management and research services for public and private technology companies. Mr. Leza was the founder, Chairman and Chief Executive Officer of AI Research Corporation, an early stage venture capital firm specializing in the areas of business-to-business software, information technology, medical devices and medical analytical software applications. Mr. Leza served in such position, which was his principal occupation and employment, from 1988 to 2007. From 1998 to 2001, Mr. Leza was the co-founder, Chairman and Chief Executive Officer of CastaLink, Inc., a provider of a web-based supply chain collaboration solution. From 1997 to 1999, Mr. Leza served as co-founder, Chairman and Chief Executive Officer of NucleoTech Corporation, an application software company focused on digital image-driven analytical DNA software solutions. Mr. Leza was a board member of the Stanford Graduate School of Business Advisory Council from 2001 to 2007 and is Emeriti Director of the New Mexico State University Foundation Board. Mr. Leza served as a director of AI Research Corporation from 1988 to 2008. Mr. Leza is now a member of the SEC Advisory Committee on Small and Emerging Companies. Mr. Leza earned an MBA from the Stanford University Graduate School of Business and a B.S. in Civil Engineering from New Mexico State University.

Ryan A. Benton was appointed Senior Vice President and Chief Financial Officer in December 2012. Prior to joining the Company, Mr. Benton was Chief Financial Officer of SynapSense, a private venture backed company serving the Data Center Infrastructure Management market from May 2012 to December 2012. Prior to SynapSense, from February 2007 until May 2012, Mr. Benton was Chief Financial Officer of SoloPower Inc., a manufacturer of thin-film solar cells and flexible solar modules. From November 2004 until February 2007, Mr. Benton served as a financial consultant for the United States subsidiary of ASM International NV, a semiconductor capital equipment company, where he supported acquisitions and integration process. He also served as Chief Financial Officer for PB Unlimited, an advertising specialty manufacturer, from April 2002 through November 2004. Mr. Benton served as corporate controller for eFunds, an information technology solutions company, where he was employed from September 2000 until March 2002. Mr. Benton received his B.A. from the University of Texas.

Dimitry Goder was appointed Senior Vice President, Research and Development in October 2015. Mr. Goder joined Exar as Vice President, Research and Development after the acquisition of iML, Inc. where he served as Vice President of Engineering and Chief Technology Officer since September 2012. Prior to joining iML, Inc., Mr. Goder has held executive and management positions at elO Energy, IDT Corporation and Exar Corporation, and which combine into over 25 years of experience in engineering management in analog and mixed signal with various semiconductor companies. Mr. Goder has a master’s degree in electrical engineering from Moscow University of Oil and Gas industry.

Hung P. Le was appointed Senior Vice President of IC Engineering in February 2016. Mr. Le has over 33 years of experience in technology, IC design, and manufacturing roles. He most recently served as Senior Director of Operations at Integrated Device Technology (IDT) in San Jose, CA from September 2010 to January 2013. Before IDT, Mr. Le served as Vice President of Central Engineering and Product Development at Exar for three years and before that served as its Vice President of Technology. Prior to 1995, Mr. Le held various technical management positions at PMC-Sierra, Zoran and Trilogy Corporation. He began his career as a semiconductor device physicist at Texas instruments of Dallas, TX, after receiving his BSEE and MSEE from Massachusetts Institute of Technology in Boston, MA in 1982. During the course of his career, Mr. Le has received ten U.S. patent awards in the field of process technology, semiconductor devices and circuits.

Diane Hill was appointed Vice President, Human Resources in April 2010. With over 30 years of human resources experience, including 20 years in the semiconductor industry, Ms. Hill is responsible for developing and implementing all global and regional human resources policies and programs for us. Since joining us in September 2000, Ms. Hill has held various senior Human Resources positions prior to her current role, including Division Vice President, Director and Senior Manager. Previously, Ms. Hill held various management positions at Daisy Systems Corporation, a manufacturer of computer hardware and EDA, from October 1987 to April 1990 and Teledyne MEC, a subsidiary of Teledyne Technologies, Inc., from August 1979 to October 1987. Ms. Hill holds a BA in Psychology from the University of California at Santa Barbara.

Dan Wark was appointed Vice President, Worldwide Operations in December 2014 after serving as our Division Vice President of Supply Chain Management since April 2012. Mr. Wark’s experience in manufacturing spans over 35 years. During the 12 years immediately prior to joining us, he held the position of Vice President of Operations for both Amalfi Semiconductor Inc. and Volterra Semiconductor Corporation. His career also includes various management positions at Pericom Semiconductor Corporation, Linear Technology Corporation, National Semiconductor Corporation and Avantek. Mr. Wark is currently Chairman of the GSA Supply Chain Committee and holds a bachelor’s degree in Business Administration from San Jose State University.

James Lougheed was appointed senior vice president for sales and marketing in February 2016. Mr. Lougheed joined Exar in April 2008 as vice president and managing director for Asia Pacific and has held the position of vice president for power management and analog mixed signal products from January 2012 to December 2014. Mr. Lougheed brings over 20 years of experience in the technology industry from end systems, component distribution and semiconductor marketing. Prior to Exar, he was Director of Marketing and Business Development at Cirrus Logic. He also held positions as Director of Marketing at Apexone Microelectronics and Senior Technical Sales Director at Future Electronics. Mr. Lougheed has a degree in electronics engineering and a master’s in business administration from the University of Southern Queensland, Australia.

Jessica Wu was appointed Legal Counsel in August 2014 following the acquisition of Integrated Memory Logic Limited (“iML”), where she had served as Corporate Counsel and Secretary since 2011. She was appointed as our Corporate Secretary in February 2015. Ms. Wu has experience with Taiwanese companies and helping them maintain their public status and experience in the semiconductor industry. Prior to iML, she worked at Thoits, Love, Hershberger and McLean, Kirkland & Ellis LLP, and clerked for Judge McAdams at the Sixth District Federal Court of Appeals. Ms. Wu holds a JD from Santa Clara University School of Law and a BA from University of California, Berkeley.

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

We continue to secure design wins for new and existing products, which are necessary for our revenue growth. However, many of our design wins may never generate revenues if end-customer projects are unsuccessful in the market place or if the end-customer terminates the project, which may occur for a variety of reasons. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to longer than 18 months. If we fail to grow and convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted.

If we fail to develop, introduce or enhance products that meet evolving needs or which are necessitated by technological advances, or we are unable to grow revenue in our served markets, then our business, financial condition and results of operations could be materially and adversely impacted.

The process of developing and supporting new products is complex, expensive and uncertain, and if we fail to accurately predict, understand and execute to our customers’ changing needs and emerging technological trends, our business, financial condition and results of operations may be harmed. We may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins, ensure when and which design wins actually get released to production, or respond effectively to technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or may incorrectly anticipate market demand and develop products that achieve little or no market acceptance. Even if we may make significant investments to define new products according to input from our customers, we cannot guarantee that they will not choose a competitor’s products, develop an internal solution or cancel their projects. Our pursuit of technological advances may also require substantial time and expense and may ultimately prove unsuccessful. Our ability to compete will also depend in part on our ability to identify and ensure compliance with continually evolving industry standards and new technologies. Failure in any of these areas may materially and adversely harm our business, financial condition and results of operations.

Our growth and are ability to grow revenue in our current markets depend in large part on our continued development and timely release of new products for our core markets. We must: (1) anticipate customer and market requirements and changes in technology and industry standards; (2) properly define, develop and introduce new products on a timely basis; (3) gain access to and use technologies in a cost-effective manner; (4) have suppliers produce quality products consistent with our requirements; (5) continue to expand and retain our technical and design expertise; (6) introduce and cost-effectively deliver new products in line with our customer product introduction requirements; (7) differentiate our products from our competitors’ offerings; and (8) gain customer acceptance of our products. In addition, we must continue to have our products designed into our customers’ future products and maintain close working relationships with key customers to define and develop new products that meet their evolving needs. Moreover, we must respond in a rapid and cost-effective manner to shifts in market demands to increased functional integration and other changes. Migration from older products to newer products may result in earnings volatility as revenues from older products decline and revenues from newer products begin to grow. If we fail to develop or enhance our products to meet our clients’ needs or we are unable to grow revenue in our served markets, our business, financial condition and results of operations could be materially and adversely impacted.

If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share.

We compete in markets that are intensely competitive, and which are subject to both rapid technological change, continued price erosion and changing business terms with regard to risk allocation. We have experienced increased competition at the design stage, where customers evaluate alternative solutions based on a number of factors, including price, performance, product features, technologies, and availability of long-term product supply and/or roadmap guarantee. Additionally, we have experienced, in some cases, severe pressure on pricing from competitors or on-going cost reduction expectations from customers. Such circumstances may make some of our products unattractive due to price or performance measures and result in the loss of our design opportunities or a decrease in our revenue and margins.

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

Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products. To remain competitive, we continue to evaluate our manufacturing operations for opportunities for additional cost savings and technological improvements, in addition to successfully implementing new process technologies and achieving volume production of new products at acceptable yields. If we are unable to compete effectively with existing or new competitors, we may experience fewer customer orders, reduced revenues, reduced gross margins and lost market share, all of which could materially and adversely affect our business, financial condition and results of operations.

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

Sales to Future, Arrow and WT Microelectronics, and certain other distributors are made under agreements that provide protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by these distributors declined dramatically. In addition, if they were to defer or cancel orders, our revenues would decline and this would materially and adversely impact our business, financial condition and results of operations.

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

Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us based upon a percentage of their most recent three or six months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could materially and adversely impact our business, financial conditions and results of operations. As such, we believe that our success will continue to depend on these distributors and sales representative and their ability to effectively sell and promote our products.

We may be exposed to additional credit risk as a result of concentrated customer revenue.

From time to time one of our customers has contributed more than 10% of our quarterly net sales. A number of our customers are OEMs, or the manufacturing subcontractors of OEMs, which might result in an increase in concentrated credit risk with respect to our trade receivables and therefore, if a large customer were to be unable or unwilling to pay, it could materially and adversely impact our business, financial condition and results of operations.

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

Our forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, new part introductions by our competitors, loss of previous design wins, adverse changes in our scheduled product order mix and demand for our customers’ products or models. As a consequence of these factors and other inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely impact customer relations and surpluses can result in larger-than-desired inventory levels, either of which can materially and adversely impact our business, financial condition and results of operations. For example, where we have hub agreements with certain vendors, the inability of our partners to provide accurate and timely information regarding inventory and related shipments of the inventory may impact our ability to maintain the proper amount of inventory at the hubs, forecast usage of the inventory and record accurate revenue recognition. If we are unable to accurately forecast demand for our products or efficiently manage our inventory, it could materially and adversely impact our business, financial conditions and the results of operations.

We have made, and in the future may make, acquisitions, divestitures, and other transactions, which may involve a number of risks. If we are unable to address these risks successfully, such acquisition, divestitures and other transactions could have a material adverse effect on our business, financial condition and results of operations.

We have undertaken a number of strategic acquisitions, have made strategic investments in the past, and may make further strategic acquisitions and investments from time to time in the future. The risks involved with these acquisitions and investments include:

●	the possibility that we may not receive a favorable return on our investment or incur losses from our investment or the original investment may become impaired;

●	revenues or synergies could fall below projections or fail to materialize as assumed;

●	the possibility of litigation arising from or in connection with these acquisitions;

●	our assumption of known or unknown liabilities or other unanticipated events or circumstances;

●	difficulties in integrating and managing various functional areas such as sales, engineering, marketing and operations;

●

when we decide to divest assets, we may have difficulty selling on acceptable terms in a timely manner, we could fail to get regulatory approvals, the agreed-upon terms could be renegotiated due to changes in business or market conditions, and the divestitures could result in the loss of key personnel or technology. These circumstances could also delay the achievement of our strategic objectives or cause us to incur added expense;

●	difficulties in incorporating or leveraging acquired technologies and intellectual property rights in new products;

●	failure to retain and maintain relationships with existing customers, distributors, channel partners and other parties;

●	the diversion of management’s attention from day-to-day operations of the business and the failure to retain and integrate key personnel;

●	failure to coordinate research and development activities to enhance and develop new product and services in a timely manner that optimize the assets and resources of the combined company;

●	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems;

●	reduction in liquidity and interest income on lower cash balances;

●	recording of goodwill and intangible assets that will be subject to periodic impairment testing and potential impairment charges against our future earnings;

●	incurring amortization expenses related to certain intangible assets; and/or

●	incurring large and immediate write-offs of assets.

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

We have acquired and may in the future acquire intellectual property in order to expand our serviceable markets, accelerate our time to market, and to gain market share for new and existing products. Acquisitions of intellectual property may involve risks, including valuation of innovative capabilities, successful technical integration into new products, loss of key technical personnel, compliance with contractual obligations, market acceptance of new product features or capabilities, and achievement of planned return on investment. Successful technical integration in particular requires a variety of capabilities that we may not currently have, such as available technical staff with sufficient time to devote to integration, the requisite skills to understand the acquired technology and the necessary support tools to effectively utilize the technology. The timely and efficient integration of acquired technology may be adversely impacted by inherent design deficiencies or application requirements. The potential failure of or delay in product introduction utilizing acquired intellectual property could lead to an impairment of capitalized intellectual property acquisition costs, which could materially and adversely impact our business, financial condition and results of operations.

We have recorded material write-downs of the acquired technologies in fiscal year 2016, 2015 and 2014 associated with restructurings and annual impairment reviews. See Note 9 – “Goodwill and Intangible Assets”.

We may be unable to protect our intellectual property rights, which could harm our competitive position.

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, mask work registrations, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we may be unable to protect our proprietary information, which could harm our competitive position in various ways. Moreover, our intellectual property rights may not be recognized or if recognized, may not be commercially feasible to enforce. Even if we are successful in protecting our proprietary information, our competitors may independently develop technology that is substantially similar or superior to our technology.

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

As a general matter, semiconductor companies may from time to time become involved with ongoing litigation regarding patents and other intellectual property rights. If a third party were to prove that our technology infringed its intellectual property rights, we could be required to pay substantial damages for past infringement and could be required to pay license fees or royalties on future sales of our products. If we were required to pay such license fees whenever we sold our products, such fees could exceed our revenue. Such intellectual property litigation could also require us to stop selling, incorporating or using our products that use the infringed intellectual property or redesign our products so as not to use the infringed intellectual property, which may not be technically or commercially feasible. We may also be unable to obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property or the license may not be available on commercially reasonable terms, if at all.

The defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive and could require a significant portion of management’s time. For example, in April 2015, Phenix, LLC (“Phenix”) filed a complaint against us and iML for patent infringement. The parties have entered into a settlement agreement as of March 21, 2016. See Part II, Item 8.

In some situations, rather than litigating an infringement matter, we may determine that it is in our best interests to settle the matter. Terms of a settlement may include the payment of damages and our agreement to license technology in exchange for a license fee and ongoing royalties. These fees could be substantial. Similarly, if we were required to pay license fees to third parties based on a successful infringement claim brought against us, such fees could exceed our revenue. If we were required to pay damages or otherwise became subject to equitable remedies, our business, financial condition and results of operations would suffer.

We depend on third-party subcontractors to manufacture our products. Any disruption in or loss of our subcontractors’ capacity to manufacture and test our products could subjects us to delayed product delivery or increased costs, which could materially and adversely impact our business, financial condition and results of operations.

We do not own or operate a semiconductor fabrication facility or a foundry and we depend on third-party subcontractors to manufacture our products. We utilize wafer foundries for processing our wafers and assembly and test subcontractors for manufacture and test our integrated circuit products and board assembly subcontractors to manufacture our board-level products. Our foundries produce semiconductors for many other companies (many of which have greater volume requirements than us), and therefore, we may not have access on a timely basis to sufficient capacity or certain process technologies and we have from time to time, experienced extended lead times on some products. In addition, we rely on our foundries’ continued financial health and ability to continue to invest in smaller geometry manufacturing processes and additional wafer processing capacity.

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

•

continuing measures taken by our suppliers such as reductions in force, pay reductions, forced time off or shut down of production for extended periods of time to reduce and/or control operating expenses in response to weakened customer demand; and

•	subcontractors’ inability to transition to smaller package types or new package compositions.

Other additional risks associated with subcontractors include:

•	subcontractors imposing higher minimum order quantities for substrates;

•	potential increase in assembly and test costs;

•	our board level product volume may not be attractive to preferred manufacturing partners, which could result in higher pricing, extended lead times or having to qualify an alternative vendor;

•	difficulties in selecting, qualifying and integrating new subcontractors;

•	inventory and delivery management issues relating to hub arrangements;

•	entry into “take-or-pay” agreements subjecting us to high fixed costs; and/or

•	limited warranties from our subcontractors for products assembled and tested for us.

Our costs may increase substantially if our third-party manufacturing subcontractors do not achieve satisfactory product yields or quality.

Our manufacturing process is extremely complicated and small changes in design, specifications or materials can result in material decreases in product yields or even the suspension of production. From time to time, our third-party foundries or the foundries of our suppliers that we contract to manufacture our products may experience defects and reduced yields related to errors or problems in their manufacturing processes or the interrelationship of their processes with our designs. In some cases, our third-party foundries may not be able to detect these defects early in the manufacturing process or determine the cause of such defects in a timely manner.

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum. If actual yields are below the minimum we are not required to purchase the units. Typically, minimum acceptable yields for our new products are generally lower at first and gradually improve as we achieve full production. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our reputation and our relationships with existing and potential customers, which could materially and adversely affect our business, financial condition and results of operations.

A breach of our security systems may have a material adverse effect on our business.

Our information systems are designed to maintain and protect our customers’, suppliers’ and employees’ confidential and business intelligence data as well as our proprietary information and technology. We may experience cyber-attacks and other security breaches, and as a result, unauthorized parties may obtain access to our information systems. Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims or harm our or our business partner’s competitive position. Any significant system or network disruption, including but not limited to, new system implementations, computer viruses or worms, security breaches or unexpected energy blackouts could have a material adverse impact on our operations, sales and operating results. Maintaining the security integrity of our enterprise network is paramount for us, our customers and our suppliers. We have implemented measures to manage, monitor and detect our risks related to such disruptions, but despite precautionary efforts such disruptions could still occur and negatively impact our operations and financial results. In addition, we may incur additional costs to remedy any damages caused by these disruptions or security breaches.

Our engagement with foreign customers could cause fluctuations in our operating results, which could materially and adversely impact our business, financial condition and results of operations.

International sales have accounted for, and will likely continue to account for a significant portion of our revenues. Such engagement with foreign customers subjects us to unique risks, which could cause fluctuations in our operating results, including, among others:

•	changes in or compliance with regulatory requirements;

•	tariffs, embargoes, directives and other trade barriers which impact our or our customers’ business operations;

•	timing and availability of export or import licenses;

•	disruption of services due to political, civil, labor or economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing sales channel partners;

•	difficulties in obtaining governmental approvals for our products;

•	limited intellectual property protection in certain countries;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties;

•	contractual or indemnity issues that are materially different from our standard sales terms; and/or

•	potentially adverse tax consequences.

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

Our business depends on customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

The percentage of our revenue attributable to sales to customers in Asia was 77% in 2016 and 73% in 2015.  We derived 38% and 47% of our revenue from sales to customers in China in 2015 and 2016, respectively.  We expect that revenue from customers in Asia will continue to account for a large percentage of our revenue.

We rely on a network of sales people, distributors, manufacturers and subcontractors to sell our products internationally.  Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

•	difficulties and costs of staffing and managing international operations across different geographic areas and cultures;

•	compliance with a wide variety of domestic and foreign laws and regulations, including those relating to the import or export of semiconductor products;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	foreign currency exchange fluctuations relating to our international operating activities;

•	our ability to receive timely payment and collect our accounts receivable;

•

political, legal and economic instability, foreign conflicts and the impact of regional and global infectious illnesses in the countries in which we and our customers, suppliers, manufacturers and subcontractors are located;

•	legal uncertainties regarding protection for intellectual property rights in some countries; and

•	fluctuations in freight rates and transportation disruptions.

As a result of the above factors, among others, our continued involvement in Asia subjects us to added regulatory, operational, financial and political risks, which could adversely affect our business, operating results and financial condition.

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

Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. For example, sell-through revenue relies on accurate and timely sell-through information from our distributors.. Distributors provide us periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our net sales, gross profit, deferred income and allowances on sales to distributors and net income, which could have an adverse effect on our business, financial condition and results of operations.

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

Volatility or lack of positive performance in our stock price and the ability or willingness to offer meaningful competitive equity compensation and incentive plans or in amounts consistent with market practices may also adversely affect our ability to retain and incentivize key employees. For example, stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. If we are unable to offer competitive employment packages, including equity awards, our ability to attract highly skilled employees could be harmed or competitors may recruit our employees, as is common in the high tech sector. If we are unable to successfully attract and retain key employees, we could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, unanticipated additional recruiting and training costs, and potentially higher compensation costs.

Based upon most recent filings available as of March 27, 2016, affiliates of Future, Alonim Investments Inc. and two of its affiliates (collectively “Alonim”), beneficially own approximately 16% of our common stock. This substantial ownership position provides the opportunity for Alonim to significantly influence matters requiring stockholder approval, which may or may not be in our best interests or the interest of our other stockholders. In addition, Alonim is an affiliate of Future and an executive officer of Future is on our board of directors, which could lead to actual or perceived influence from Future.

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

Fluctuations in our revenues and operating results could cause the market price of our common stock to decline.

Our revenues and operating results are difficult to predict, even in the near term. In the past our historical operating results have fluctuated significantly, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. It is possible that our operating results in some periods may be below expectations. This would likely cause the market price of our common stock to decline. If we do not achieve future quarterly revenues in the revenue range for operating break-even, we will continue to incur operating losses which will continue to decrease our cash and our business may be harmed. If we continue to incur operating losses, we may be required to further restructure the business, including further cost and expense reductions. In addition to the other risk factors listed in this section, our operating results are affected by a number of factors, including:

•	our sales volume;

•	fluctuations in demand for our products and services, including seasonal variations;

•	average selling prices and the potential for increased discounting of products by us or our competitors;

•	the timing of revenue recognition in any given period as a result of revenue recognition guidance under accounting principles generally accepted in the U.S.;

•	our ability to forecast demand and manage lead times for the manufacturing of our products;

•	shortages in the availability of components used in our products, including components whose manufacturing lead times have increased significantly or may increase in the future;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to develop and maintain relationships with our channel partners and to increase their sales;

•	our ability to develop and introduce new products and product enhancements that achieve market acceptance;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	changes in the regulatory environment pertaining to the sale of our products;

•

claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or the requirement to pay settlements, damages or expenses associated with any such claims, together with the costs incurred in defending such claims;

•	other claims made against us and the requirement to pay settlements, damages or expenses associated with any such claims, together with the costs incurred in defending such claims; and,

•	general economic conditions in our domestic and international markets.

As a result of the above factors, our operating results in one or more future periods may fail to meet or exceed our expectations and the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly at times. In the future, the market price of our common stock could be subject to significant fluctuations due to, among other reasons:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	investor perception of the semiconductor sector;

•	loss of or changes to key executives;

•	product delays or setbacks by us, our customers or our competitors;

•	potential supply and sales channel disruptions;

•	concentration of sales among a small number of customers;

•	conditions in our customers’ markets and the semiconductor markets;

•	the commencement and/or results of litigation;

•	changes in estimates of our performance by securities analysts;

•	decreases in the value of our investments or long-lived assets, thereby requiring an asset impairment charge against earnings;

•	repurchasing shares of our common stock;

•	announcements of merger or acquisition transactions; and/or

•	general global economic and capital market conditions.

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

If we fail to maintain an effective system of internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The NYSE. From time to time, new accounting pronouncements and guidance are issued.  We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place a significant burden on our personnel, systems and resources.  For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and our degree of compliance with our policies or procedures may deteriorate. While we have conducted employee training and implemented various controls and procedures, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources and provide significant management oversight and employee training, all of which may involve substantial accounting-related costs. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Our acquisitions of Stretch and Cadeka have required additional expenses and resources in training employees and bringing records up to compliance. In the event that we are not able to continue to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Compliance with recent regulations regarding the use of conflict minerals could adversely impact the supply and cost of certain metals used in manufacturing our products.

In August 2012, the U.S. Securities and Exchange Commission (“SEC”) issued final rules for compliance with Section 1502 of the Dodd-Frank Act, and outlined what U.S. publicly-traded companies have to disclose regarding their use of conflict minerals in their products. According to the rule, companies that utilize any of the 3TG (tin, tantalum, tungsten and gold) and other listed minerals in their products need to conduct a reasonable country of origin inquiry to determine if the minerals are coming from the conflict zones in and around the Democratic Republic of Congo. We filed our first report on June 2, 2014. The implementation of these recent regulations may limit the sourcing and availability of some metals used in the manufacture of our products and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes or sources of supply due to the foregoing requirements or pressures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and our marketing and sales, research and development, test and engineering operations are located in Fremont, California in two adjacent buildings that we own, which consist of approximately 151,000 square feet. Additionally, we own approximately 4.5 acres of partially developed property adjacent to our headquarters. The buildings were sold in May 2016. See Note 21 – Subsequent Event.

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

Market Information

The following table set forth the range of high and low sales prices of our common stock for the periods indicated, as reported by

NYSE:

	Common Stock
	Price
	High	Low
Fiscal year 2016
Fourth quarter ended March 27, 2016	$6.40	$4.82
Third quarter ended December 27, 2015	6.99	5.23
Second quarter ended September 27, 2015	10.23	5.45
First quarter ended June 28, 2015	11.14	8.96

Fiscal year 2015
Fourth quarter ended March 29, 2015	$11.03	$8.79
Third quarter ended December 28, 2014	10.42	8.25
Second quarter ended September 28, 2014	11.55	8.72
First quarter ended June 29, 2014	12.31	9.70

The closing sales price for our common stock on May 25, 2016 was $6.52 per share. As of May 25, 2016, the approximate number of record holders of our common stock was 269 (not including beneficial owners of stock held in street name).

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

	Cumulative total return as of
	March 27,	April 1,	March 31,	March 30,	March 29,	March 27,
	2011	2012	2013	2014	2015	2016
Exar Corporation Stock	$100.00	$138.16	$172.70	$192.60	$169.41	$86.51
NASDAQ/NYSE Composite Index	100.00	113.53	122.09	160.58	186.82	186.52
NASDAQ/NYSE Electronic Components Index	100.00	104.17	97.18	132.90	160.28	157.39

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

During fiscal year 2016, there were no stock repurchase activities.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five-year period ended March 27, 2016 should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K. Our consolidated statements of operations data for each of the years in the three-year period ended March 27, 2016, and the balance sheet data as of March 27, 2016 and March 29, 2015 are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K. The statement of operations data for the years ended March 31, 2013 and April 1, 2012 and balance sheet data as of March 30, 2014, March 31, 2013 and April 1, 2012 have been derived from our audited consolidated financial statements in such prior year’s respective Form 10-K (in the tables below all amounts are in thousands, except per share data).

	As of and For the Years Ended
	March 27,	March 29,	March 30,	March 31,	April 1,
	2016	2015	2014	2013	2012
Consolidated statements of operations data:
Net sales	$149,378	$162,050	$125,322	$122,026	$130,566
Gross profit	59,558	49,926	50,654	55,687	55,924
Loss from operations	(16,533)	(43,063)	(3,701)	(583)	(30,593)
Net income (loss)	(16,026)	(45,007)	5,801	2,882	(28,056)
Net income (loss) attributable to Exar Corporation	(16,026)	(44,970)	5,801	2,882	(28,056)

Net income (loss) per share to common stockholders:
Basic	$(0.33)	$(0.95)	$0.12	$0.06	$(0.63)
Diluted	$(0.33)	$(0.95)	$0.12	$0.06	$(0.63)

Shares used in computation of net income (loss) per share:
Basic	48,240	47,253	47,291	45,809	44,796
Diluted	48,240	47,253	48,823	46,476	44,796

Consolidated balance sheets data:
Cash, cash equivalents and short-term investments	$55,070	$55,233	$167,034	$205,305	$196,382
Working capital	82,641	67,406	175,751	203,732	190,878
Total assets	255,373	283,100	302,217	293,168	271,652
Long-term obligations	4,707	9,462	6,696	12,546	9,986
Accumulated deficit	(314,663)	(298,637)	(253,667)	(259,468)	(262,350)
Stockholders’ equity	214,549	222,832	253,375	240,454	223,292

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” above and elsewhere in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest, “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements made in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fourth Quarter of Fiscal Year 2016 Executive Summary” and elsewhere regarding: (1) our future strategies and target market; (2) our future revenues, gross profits and margins; (3) our future research and development (“R&D”) efforts and related expenses; (4) our future selling, general and administrative expenses (“SG&A”); (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months; (6) our ability to continue to finance operations with cash flows from operations, existing cash and investment balances, and some combination of long-term debt and/or lease financing and sales of equity securities; (7) the possibility of future acquisitions and investments; (8) our ability to accurately estimate our assumptions used in valuing stock-based compensation; (9) our ability to estimate and reconcile distributors’ reported inventories to their activities; (10) our ability to estimate future cash flows associated with long-lived assets; and (11) the volatile global economic and financial market conditions. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, among others, those identified above under Part I, Item 1A—“Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We disclaim any obligation to revise or update information in any forward-looking statement, except as required by law.

Company Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets high performance analog mixed-signal integrated circuits (“ICs”) and advanced sub-system solutions for the Industrial and Embedded Systems, High-End Consumer and Infrastructure markets. Our comprehensive knowledge of end-user markets along with the underlying analog, mixed signal and digital technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and digital technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, enterprise storage systems, flat panel displays, LED lighting solutions, set top boxes and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Power Management, High Performance Analog, Communications, Processors, Flat Panel Display and LED lighting.

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

Fourth Quarter of Fiscal Year 2016 Executive Summary

Net sales decreased slightly by $0.7 million, or 2%, from $37.4 million in the third quarter of fiscal year 2016 to $36.8 million in the fourth quarter of fiscal year 2016. This decrease was attributable to seasonally soft demand in Asia associated with Chinese New Year, along with what was an anticipated reduction in channel inventory. The decrease was offset by increased sales of legacy telecommunications products. Net loss decreased $5.0 million, or 69%, from $7.1 million in the third quarter of fiscal year 2016 to $2.2 million in the fourth quarter of fiscal year 2016. The decrease was primarily attributed to a $1.8 million impairment charge of intangible assets from the abandonment of two IPR&D projects recorded in the third quarter of 2016, $0.7 million reduction in legal settlement expense and $2.0 million reduction in restructuring charges. Loss per share decreased $0.11 from $0.15 in the third quarter of fiscal year 2016 to $0.04 in the fourth quarter of fiscal year 2016. We believe we are effectively managing our operating expenses while continuing to invest an appropriate amount in research and development projects for future products while investing in the expansion of our sales force.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2016, 2015 and 2014 each consisted of 52 weeks. Fiscal years ended March 27, 2016 March 29, 2015, and March 30, 2014 are also referred to as “2016,” “2015,” and “2014,” respectively, unless otherwise indicated.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) valuation of inventories; (3) capitalized mask set tools; (4) income taxes; (5) stock-based compensation; (6) goodwill; (7) long-lived assets; (8) valuation of business combinations; (9) litigation and contingencies; and (10) contingent considerations; each of which is addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Part II, Item 8—“Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements, Note 2—Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate.

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

•

Sell-in Basis—In cases where distributors purchase products without any return, stock rotation or discount rights and for such transactions, revenue is recognized upon shipment (i.e., “sell-in” basis). For similar arrangements for which we conclude we meet the same criteria as for non-distributors discussed above, but ones in which the distributors have limited rights or returns, pricing allowances and/or other concessions, we recognize revenue when we can reasonable estimate the credits for returns, pricing allowances and/or other concessions. In these cases, we record an estimated allowance, at the time of shipment, based upon historical patterns, pricing allowances and other concessions.

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

The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	As of March 27,	As of March 29,
	2016	2015
Deferred revenue at published list price	$9,645	$15,029
Deferred cost of revenue	(1,885)	(4,685)
Deferred income	$7,760	$10,344

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

Mask Costs

We incur costs for the fabrication of masks to manufacture our products. If we determine the product technological feasibility has been achieved when costs are incurred, the costs will be treated as pre-production costs and capitalized as machinery and equipment under property, plant and equipment. The amount will be amortized to cost of sales over the estimated production period of the product. If product technological feasibility has not been achieved or the mask is not expected to be utilized in production manufacturing, the related mask costs are expensed to R&D when incurred. We did not capitalize any mask costs during fiscal year 2016 or fiscal year 2015. The capitalized mask cost balances were zero and $0.3 million as of March 27, 2016 and March 29, 2015, respectively. The capitalized costs are amortized over a five year estimated life.

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

Litigation and Contingency

From time to time, we are involved in legal actions arising in the ordinary course of business. There can be no assurance these actions or other third-party assertions will be resolved without costly litigation, in a manner that does not adversely impact our financial position, results of operations, or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. We record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. In determining the probability of a loss and consequently, determining a reasonable estimate, management is required to use significant judgment. Given the uncertainties associated with any litigation, the actual outcome can be different than our estimates and could adversely affect our results of operation, financial position and cash flows.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We estimate the future cash flows expected to be generated by the assets (or assets group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one reporting unit, we utilize an entity-wide approach to assess goodwill for impairment.

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

Contingent Consideration

The fair value of our contingent consideration is estimated at the date of acquisition and is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three inputs.

Results of Operations

     On July 5, 2013, January 14, 2014 and June 3, 2014 we acquired Cadeka, Stretch and iML respectively. Accordingly, results of Cadeka, Stretch and iML’s operations have been included in our consolidated financial statements since respective acquisition dates.

The following table sets forth our financial results as a percentage of total net sales:

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014

Sales:
Net sales	76%	78%	71%
Net sales, related party	24%	22%	29%
Total net sales	100%	100%	100%
Cost of sales:
Cost of sales	43%	44%	38%
Cost of sales-related party	11%	9%	13%
Amortization of purchased intangible assets and inventory step-up	6%	7%	7%
Impairment of intangible assets	—	5%	1%
Restructuring charges and exit costs	1%	5%	* %
Proceeds from legal settlement	(1%)	—	—
Warranty reserve	—	(1%)	1%

Total cost of sales	60%	69%	60%
Gross profit	40%	31%	40%
Operating expenses:
Research and development	21%	23%	21%
Selling, general and administrative	26%	27%	26%
Merger and acquisition costs	—	5%	2%
Restructuring charges and exit costs	3%	3%	2%
Impairment of intangibles	1%	3%	—
Net change in fair value of contingent consideration	—	(3%)	(8%)

Total operating expenses	51%	58%	43%
Loss from operations	(11%)	(27%)	(3%)
Interest income and other, net	* %	* %	1%
Interest expense	* %	(1%)	* %
Impairment of long term investment	—	* %	* %

Loss before income taxes	(11%)	(27%)	(2%)
Provision for (benefit from) income taxes	* %	1%	(7%)
Net loss	(11%)	(28%)	5%
Less: Net loss attributable to non-controlling interest	—	* %	—

Net loss attributable to Exar Corporation	(11%)	(28%)	5%

* Less than 1% for this period

The following table sets forth our financial results in dollars and the increase (decrease) over prior periods for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended
	March 27,	March 29,
	2016	2015	Change
Sales:
Net sales	$113,587	$125,791	$(12,204)	(10%	)
Net sales, related party	35,791	36,259	(468)	(1%	)
Total Net Sales	149,378	162,050	(12,672)	(8%	)
Cost of sales:
Cost of sales	64,662	71,139	(6,477)	(9%	)
Cost of sales-related party	15,929	14,359	1,570	11%
Amortization of purchased intangible assets and inventory step-up	9,884	11,740	(1,856)	(16%	)
Impairment of intangible assets	—	8,367	(8,367)	(100%	)
Restructuring charges and exit costs	845	7,597	(6,752)	(89%	)
Proceeds from legal settlement	(1,500)	—	(1,500)	(100%	)
Warranty reserve	—	(1,078)	1,078	100%
Total cost of sales	89,820	112,124	(22,304)	(20%	)
Gross profit	59,558	49,926	9,632	19%
Operating expenses:
Research and development	31,403	37,181	(5,778)	(16%	)
Selling, general and administrative	39,235	43,758	(4,523)	(10%	)
Merger and acquisition costs	—	7,348	(7,348)	(100%	)
Restructuring charges and exit costs	3,646	4,589	(943)	(21%	)
Impairment of intangibles	1,807	4,456	(2,649)	(59%	)
Net change in fair value of contingent considerations	—	(4,343)	4,343	(100%	)
Total operating expenses	76,091	92,989	(16,898)	(18%	)
Loss from operations	(16,533)	(43,063)	26,530	(62%	)
Interest income and other, net	34	571	(537)	(94%	)
Interest expense	(212)	(1,082)	870	(80%	)
Impairment of long term investment	—	(544)	544	(100%	)
Loss before income taxes	(16,711)	(44,118)	27,407	(62%	)
Provision for (benefit from) income taxes	(685)	889	(1,574)	(177%	)
Net loss	(16,026)	(45,007)	28,981	(64%	)
Less: Net loss attributable to non-controlling interest	—	(37)	37	(100%	)
Net loss attributable to Exar Corporation	$(16,026)	$(44,970)	28,944	(64%	)

	Fiscal Years Ended
	March 29,	March 30,
	2015	2014	Change
Sales:
Net sales	$125,791	$89,595	$36,196	40%
Net sales, related party	36,259	35,727	532	1%
Total Net Sales	162,050	125,322	36,728	29%
Cost of sales:
Cost of sales	71,139	48,067	23,072	48%
Cost of sales-related party	14,359	15,738	(1,379)	(9% )
Amortization of purchased intangible assets and inventory step-up	11,740	7,600	4,140	54%
Impairment of intangible assets	8,367	1,636	6,731	411%
Restructuring charges and exit costs	7,597	187	7,410	3963%
Warranty reserve	(1,078)	1,440	(2,518)	(175% )
Total cost of sales	112,124	74,668	37,456	50%
Gross profit	49,926	50,654	(728)	(1% )
Operating expenses:
Research and development	37,181	27,048	10,133	37%
Selling, general and administrative	43,758	33,055	10,703	32%
Merger and acquisition costs	7,348	1,880	5,468	291%
Restructuring charges and exit costs	4589	2827	1762	62%
Impairment of intangibles	4,456	—	4,456	100%
Net change in fair value of contingent considerations	(4,343)	(10,455)	6,112	(58% )
Total operating expenses	92,989	54,355	38,634	71%
Loss from operations	(43,063)	(3,701)	(39,362)	1064%
Interest income and other, net	571	1,503	(932)	(62% )
Interest expense	(1,082)	(156)	(926)	594%
Impairment of long term investment	(544)	(323)	(221)	68%
Loss before income taxes	(44,118)	(2,677)	(41,441)	1548%
Provision for (benefit from) income taxes	889	(8,478)	9,367	(110% )
Net income (loss)	(45,007)	5,801	(50,808)	(876% )
Less: Net loss attributable to non-controlling interest	(37)	—	(37)	100%
Net income (loss) attributable to Exar Corporation	(44,970)	5,801	(50,771)	(875% )

Net Sales by Geography

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Fiscal Years Ended
	March 27,		March 29,		March 30,		2016 vs. 2015	2015 vs. 2014
	2016		2015		2014		Change	Change
Net sales:
Asia	$114,290	77%	$118,238	73%	$71,856	57%	-3%	65%
Americas	18,719	12%	26,262	16%	38,197	31%	-29%	-31%
EMEA	16,369	11%	17,550	11%	15,269	12%	-7%	15%
Total	$149,378	100%	$162,050	100%	$125,322	100%

Fiscal Year 2016 versus Fiscal Year 2015

Net sales for fiscal year 2016 decreased by $12.7 million (8% decrease), as compared to fiscal year 2015.

By geography, Asia decreased $3.9 million or 3% to $114.3 million, Americas decreased by $7.5 million or 29% to $18.7 million, and EMEA decreased $1.2 million or 7% to $16.4 million. The $3.9 million decrease in Asia sales was primarily due to lower average sales prices of products sold in this region. The decrease in Americas was primarily attributable to lower average sales prices sold in this region and a one-time revenue reduction of $2.5 million resulting from cash consideration paid to one of our distributors to settle a dispute relating to our Data Compression product. The decrease was partially offset by sales volume increase of certain of our products and $1.0 million from the sale of certain intellectual property in the first quarter of fiscal year 2016. The decrease in EMEA sales of $1.2 million was primarily attributable to lower average sales prices which were partially offset by an increase in sales volume.

Fiscal Year 2015 versus Fiscal Year 2014

Net sales for fiscal year 2015 increased by $36.7 million or 29%, as compared to fiscal year 2014.

By geography, Asia increased $46.4 million or 65% to $118.2 million, Americas decreased by $11.9 million or 31% to $26.3 million, and EMEA increased $2.3 million or 15% to $17.6 million. The $46.4 million increase in Asia sales was primarily due to the higher sales volume from Flat Panel Display products acquired as part of the iML acquisition in the first quarter of fiscal year 2015, offset by other component product lines higher sales volumes but at reduced average selling prices. The decrease of $11.9 million in Americas was primarily attributable to significantly lower demand of our data compression products, offset in part by higher sales volume from our new processor products, which benefited from the acquisition of Stretch in the fourth quarter of fiscal year 2014. The increase in EMEA sales of $2.3 million was primarily attributable to higher sales volume from our new processor products.

Gross Profit

Gross profit represents net sales less cost of sales. Cost of sales includes:

●	the cost of purchasing finished silicon wafers manufactured by unaffiliated foundries;

●	the costs associated with assembly, packaging, test, quality assurance and product yield loss;

●	the cost of purchasing finished tested “turnkey” units;

●	the cost of personnel and equipment associated with manufacturing personnel;

●	the amortization and impairment of purchased intangible assets and acquired intellectual property;

●	the proceeds or payments from or for legal settlements;

●	the provision for warranty;

●	the provision for excess and obsolete inventory; and

●	the provision for restructuring charges and exit costs.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, product, manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations. We reduced employee-related costs through restructuring activities in the second and third quarters of fiscal year 2015 and began to realize the reduction in the underlying costs in the fourth quarter of fiscal year 2015.

Fiscal Year 2016 versus Fiscal Year 2015

Gross profit as a percentage of net sales for fiscal year 2016 increased to 39.9% from 30.8% in fiscal year 2015. The increase was primarily due to decreased restructuring expense of $6.8 million, reduced impairment write-off of $8.4 million, reduced costs due to headcount reductions resulting from the restructuring activities, and $1.5 million legal settlement received from a vendor related to defective products, partially offset by the reduction in revenue and related costs in fiscal year 2016.

Fiscal Year 2015 versus Fiscal Year 2014

Gross profit as a percentage of net sales for fiscal year 2015 decreased to 30.8% from 40.4% in fiscal year 2014. The decrease was due to net increased amortization expense of $4.1 million which was primarily related to Stretch and iML purchased intangible assets, increased impairment charges of intangible asset and related inventory write-downs of $6.7 million and increased restructuring expenses of $7.4 million.

Stock-based compensation expense recorded in cost of sales was $0.4 million, $1.1 million and $0.7 million for fiscal years 2016, 2015 and 2014, respectively. The change in stock-based compensation expense was mainly due to headcount changes.

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

We have a contractual agreement under which certain of our R&D costs are eligible for reimbursement. Amounts collected under this arrangement are offset against R&D expenses. During fiscal years 2016, 2015 and 2014, we offset zero, $0.3 million and $1.5 million of R&D expenses in connection with this agreement, respectively.

Fiscal Year 2016 versus Fiscal Year 2015

R&D expenses for fiscal year 2016 decreased $5.8 million or 16% as compared to fiscal year 2015. The decrease was primarily a result of headcount reductions (from 158 to 109) resulting from continued restructurings and integration of the post iML acquisition, lower stock based compensation of $1.4 million, and a decrease of $1.0 million in the incentive plan bonus from fiscal year 2015 to 2016.

Fiscal Year 2015 versus Fiscal Year 2014

R&D expenses for fiscal year 2015 increased $10.1 million or 37% as compared to fiscal year 2014. The increase was primarily a result of higher payroll due to merit increase and the inclusion of the acquired Stretch and iML operations and stock compensation expenses.

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

Fiscal Year 2016 versus Fiscal Year 2015

SG&A expenses for fiscal year 2016 decreased by $4.5 million or 10% as compared with fiscal year 2015. The decrease was mainly due to a reduction in headcount from 138 to 120, a reduction in incentive bonuses due to performance incentives not being met, and a reduction in stock based compensation due to the reduction in headcount and the departure of the former CEO.

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

Fiscal Year 2016 versus Fiscal Year 2015

Restructuring charges and exit costs for fiscal year 2016 decreased $0.9 million or 21%, as compared to fiscal year 2015. The decrease was mainly due to completion of the strategic restructuring which started in fiscal year 2015. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies.

Fiscal Year 2015 versus Fiscal Year 2014

Restructuring charges and exit costs for fiscal year 2015 increased $9.2 million or 304%, as compared to fiscal year 2014. The charges were mainly due to the strategic restructuring resulting in a reduction of our workforce, $7.8 million impairment of certain intangible and fixed assets and write-off of related inventory. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies.

Merger and Acquisition Costs

Merger and acquisition costs for fiscal year 2016 decreased $7.3 million or 100%, as compared to fiscal year 2015. The decrease was due to the transaction costs incurred for the acquisition of iML which was finalized in September 2014. See Note 3 – “Business Combinations.”

Net change in Fair Value of Contingent Considerations

Net change in the fair value of contingent considerations for fiscal year 2016 decreased $4.3 million or 100%, as compared to fiscal year 2015. In fiscal year 2015, the fair value of the contingent considerations for Altior and Cadeka was reduced to zero due to significant decreases in revenue projections which resulted in our determination that the probability of revenue target achievement was highly unlikely.

Goodwill and Other Intangible Asset Impairment

Fiscal Year 2016

In the fourth quarter of fiscal year 2016, we conducted our annual goodwill impairment review comparing the fair value of our single reporting unit with its carrying value. As of year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no goodwill impairment was recorded for fiscal year 2016.

In the third quarter of fiscal year 2016, we conducted a review of our business environment, and as a result of a decline in forecasted gross margins related to three of our IPR&D projects, we abandoned those projects and recorded a $1.8 million charge in the impairment of intangibles line on the condensed consolidated statement of operations, no additional impairment charge was recorded for the fourth quarter of fiscal year 2016.

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

During fiscal year 2015, Exar completed a significant strategic restructuring process that began in the quarter ended September 28, 2014 and ended in October 2014. This restructuring was prompted by the acquisition of iML, and an associated significant reduction in force, including reductions at our Hangzhou, China; Loveland, Colorado; and Ipoh, Malaysia locations. We believe this restructuring allows us to achieve meaningful synergies and operating efficiencies and focus our resources on strategic priorities that we expect will yield the highest incremental return for Exar’s stockholders. For additional details, see Note 7 – “Restructuring Charges and Exit Costs.” As a result of this restructuring and the resultant re-prioritization of resources, we anticipated a decline in forecasted revenue related to certain intangible assets that were acquired in prior business combinations. Consequently, we performed an intangible assets impairment review during the second quarter of fiscal year 2015. Upon completion of this review, we recorded $12.3 million of impairment charges to acquired intangibles in the second quarter of fiscal year 2015. Of these impairment charges, $7.5 million and $4.8 million are related to High-Performance Analog and Data Compression products, respectively. During the fourth quarter of fiscal year 2015, we abandoned certain IPR&D project that did not meet critical specifications. Consequently, we recorded a $0.5 million impairment charge to write off this abandoned IPR&D.

Other Income and Expenses

Interest Income and Other, Net

Interest income and other, net primarily consists of:

•	interest income;

•	foreign exchange gains or losses; and

•	realized gains or losses on marketable securities.

Fiscal Year 2016 versus Fiscal Year 2015

The decrease in other income and expenses during fiscal year 2016 as compared to fiscal year 2015 was primarily attributable to a decrease in interest income of $0.5 million as a result of the sale of our short-term investments in the first quarter of fiscal year 2015.

Fiscal Year 2015 versus Fiscal Year 2014

The decrease in other income and expenses during fiscal year 2015 as compared to fiscal year 2014 was primarily attributable to a decrease in interest income of $0.9 million as a result of the sale of our short-term investments in the first quarter of fiscal year 2015.

Interest Expense

Fiscal Year 2016 versus Fiscal Year 2015

Interest expense decreased by $0.9 million in fiscal year 2016 as compared to fiscal year 2015 as a result of repayment of short-term debt borrowed from Stifel Financial Corporation and CTBC Bank Corporation in fiscal year 2015. We expect the interest expense to be immaterial for future periods.

Fiscal Year 2015 versus Fiscal Year 2014

Interest expense decreased by $0.9 million in fiscal year 2015 as compared to fiscal year 2014 as a result of $65.0 million of short term debt borrowed from Stifel Financial Corporation (“Stifel”) and CTBC Bank Corporation (USA) (“CTBC”) that was repaid during fiscal year 2015.

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

Our long-term investment consisted of our investment in Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”) in which we were a limited partner from 2001 until its dissolution in the first quarter of fiscal year 2015. Skypoint Fund was a venture capital fund that invested primarily in private companies in the telecommunications and/or networking industries. We accounted for this non-marketable equity investment under the cost method. During first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Fund. CounterPath was one of the investee companies of Skypoint Fund. We estimated the fair value using the market value of common shares as determined by trading on the Nasdaq Capital Market. We also received common shares from the other two private investee companies of Skypoint Fund through the dissolution. We assessed the fair value of the common shares received from these three companies and as a result $0.5 million impairment charges were recorded in fiscal year 2015. In fiscal year 2014, we conducted our impairment analysis by comparing the carrying amount to the fair value of the underlying investments and recorded $0.3 million of impairment charges. The decline in the value of our non-marketable investments is reported in the impairment of long term investment line in the consolidated statements of operations.

Provision for Income Taxes

Fiscal Year 2016

     Our effective tax rate for fiscal year 2016 was 4.10%, primarily due to a $1.0 million release of an uncertain tax position liability due to a lapse in the statute of limitation; and income tax provision in foreign jurisdictions.

Fiscal Year 2015

Our effective tax rate for fiscal year 2015 was (2%). Income tax expense for fiscal year 2015 primarily consists of income tax provision in foreign jurisdictions, offset by the effect of deferred tax accounts under ASC 805; and a one-time US tax expense of $0.8 million related to the complete liquidation of our available-for-sale portfolio in the first quarter of fiscal year 2015.

Fiscal Year 2014

Our effective tax rate for fiscal year 2014 was 317% primarily due to the release of the $6.8 million valuation allowance related to the Cadeka acquisition in July 2013 since the deferred tax liabilities acquired were available as a source of taxable income; and the $1.3 million release of a reserve for uncertain tax positions related to an NOL carryback refund in the third quarter of fiscal year 2014.

Liquidity and Capital Resources

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
	(dollars in thousands)
Cash and cash equivalents	$55,070	$55,233	$14,614
Short-term investments	—	—	152,420
Total cash, cash equivalents, and short-term investments	$55,070	$55,233	$167,034
Percentage of total assets	22%	20%	55%

Net cash provided by (used in) operating activities	$3,925	$(13,641)	$851
Net cash provided by (used in) investing activities	(1,279)	76,530	12,786
Net cash used in financing activities	(2,809)	(22,270)	(13,741)
Net increase (decrease) in cash and cash equivalents	$(163)	$40,619	$(104)

The Company has adequate cash and cash equivalents and cash flows to fund its operations for the foreseeable future.

Fiscal Year 2016

Operating Activities— Our net loss was $16.0 million in fiscal year 2016. After adjustments for non-cash items and changes in working capital, we provided $3.9 million of cash from operating activities.

Significant non-cash charges included:

●	Depreciation and amortization expenses of $19.4 million;

●	Stock-based compensation expense of $5.6 million;

●	Intangibles impairment of $1.8 million; and

●	Non-cash restructuring charges and exit costs of $1.0 million resulting from reduction of our workforce and impairment of certain intangible and fixed assets.

Working capital changes included:

●	$1.0 million decrease in other current and non-current assets due to timing of amortization of prepaid assets.

●	$3.7 million increase in accounts receivable primarily due to timing of collections.

●

$4.7 million decrease in deferred income and allowances on sales to distributors primarily due to timing of products selling through the distribution channels, our distribution partners looking to reduce inventory, the recognition of previously deferred revenue with certain distributors due to our ability to estimate returns and price reduction refunds, moving portions of our commodity business to market price programs, and the lowering of our list price for many of our products.

●	$2.0 million decrease in accrued compensation and related benefits primarily due to headcount reductions from the fiscal year 2015 restructuring;

●	$1.6 million decrease in gross inventory due to management efforts to reduce inventory.

In fiscal year 2016, net cash used in investing activities was $1.3 million for purchases of property, plant and equipment.

In fiscal year 2016, net cash used in financing activities was $2.8 million and reflects $0.9 million net proceeds associated with our employee stock plans, offset by $0.4 million received from a cash settlement of an equity award and $3.3 million repayment of lease financing obligations.

Fiscal Year 2015

Operating Activities— Our net loss was $45.0 million in fiscal year 2015. After adjustments for non-cash items and changes in working capital, we used $13.6 million of cash in operating activities.

Significant non-cash charges included:

•	Depreciation and amortization expenses of $18.4 million;

•	Intangibles impairment of $12.8 million and impairment of long-term investment of $0.5 million;

•	Stock-based compensation expense of $13.6 million;

•	Non-cash restructuring charges and exit cost of $8.0 million resulting from reduction of our workforce and impairment of certain intangible and fixed assets; and

•	Change in fair value of contingent consideration of $4.3 million related to the acquisitions of Cadeka Microcircuits LLC and Altior Inc.

Working capital changes included:

•	$2.4 million increase in inventory due to inclusion of iML related inventory items;

•	$5.8 million net increase in other current and noncurrent assets primarily due to deferred tax assets addition;

•	$6.7 million decrease in accounts payable primarily due to timing of payments; and

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

Significant non-cash charges included:

•	Depreciation and amortization expenses of $12.9 million;

•	Change in fair value of contingent consideration of $10.5 million;

•	Release of deferred tax valuation allowance of $6.9 million; and

•	Stock-based compensation expense of $8.9 million.

Working capital changes included:

•	$5.9 million increase in inventory due to expected increase in future shipments;

•	$5.5 million increase in accounts payable primarily due to change in inventory level; and

•	$8.6 million decrease in accrued liabilities primarily due to $3.0 million settlement payment related to Hillview litigation and $3.9 million restructuring payments made.

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

Off-Balance Sheet Arrangements

As of March 27, 2016, we had not utilized special purpose entities to facilitate off-balance sheet financing arrangements. However, we have, in the normal course of business, entered into agreements which impose warranty obligations with respect to our products or which obligate us to provide indemnification of varying scope and terms to customers, vendors, lessors and business partners, our directors and executive officers, purchasers of assets or subsidiaries, and other parties with respect to certain matters. These arrangements may constitute “off-balance sheet transactions” as defined in Section 303(a)(4) of Regulation S-K. Please see “Notes to the Consolidated Financial Statements, Note 16—Commitments and Contingencies” for further discussion of our product warranty liabilities and indemnification obligations.

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

Contractual Obligations and Commitments

The following is a summary of fixed payments related to certain off-balance sheet contractual obligations as of March 27, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than	1-3	3-5	More than
		1 year	years	years	5 years
Purchase commitments (1)	$25,437	$23,091	$718	$791	$837
Operating lease commitments (2)	760	506	254	-	-
Total	$26,197	$23,597	$972	$791	$837

—————

(1)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.
(2)	We lease many of our office facilities for various terms under operating lease agreements. The leases expire at various dates from fiscal year 2016 through fiscal year 2019.

Other Commitments

As of March 27, 2016, our unrecognized tax benefits was $16.8 million, of which $3.3 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $0.7 million during the next 12 months as the statute of limitations expires. See Note 18 – “Income Taxes.”

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

     Interest Rate Risk.   As of March 27, 2016, we had cash and cash equivalents of $55.1 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 1% from the market rates in effect at March 27, 2016 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

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

If our foreign operations forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. For fiscal years 2016 and 2015, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Exar Corporation

Fremont, California

We have audited the accompanying consolidated balance sheets of Exar Corporation as of March 27, 2016 and March 29, 2015 and the related consolidated statements of operations, comprehensive (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 27, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exar Corporation at March 27, 2016 and March 29, 2015, and the results of its operations and its cash flows for each of the three years in the period ended March 27, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Exar Corporation's internal control over financial reporting as of March 27, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 27, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

May 27, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Exar Corporation

Fremont, California

We have audited Exar Corporation’s internal control over financial reporting as of March 27, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Exar Corporation maintained, in all material respects, effective internal control over financial reporting as of March 27, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exar Corporation as of March 27, 2016 and March 29, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 27, 2016 and our report dated May 27, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

May 27, 2016

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 27,	March 29,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$55,070	$55,233
Accounts receivable (net of allowances of $1,396 and $1,334)	29,557	27,459
Accounts receivable, related party (net of allowances of $617 and $774)	3,247	1,663
Inventories	28,751	30,767
Other current assets	2,133	3,090
Total current assets	118,758	118,212
Property, plant and equipment, net	20,388	26,077
Goodwill	44,871	44,871
Intangible assets, net	70,680	86,102
Other non-current assets	676	7,838
Total assets	$255,373	$283,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,282	$13,526
Accrued compensation and related benefits	3,652	5,649
Deferred income and allowances on sales to distributors	3,077	3,362
Deferred income and allowances on sales to distributor, related party	4,683	6,982
Other current liabilities	11,423	21,287
Total current liabilities	36,117	50,806
Long-term lease financing obligations	1,285	5,069
Other non-current obligations	3,422	4,393
Total liabilities	40,824	60,268

Commitments and contingencies (Notes 15, 16 and 17)

Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 48,545,311 and 47,745,618 shares outstanding	5	5
Additional paid-in capital	529,207	521,464
Accumulated deficit	(314,663)	(298,637)
Total stockholders’ equity	214,549	222,832
Total liabilities and stockholders’ equity	$255,373	$283,100

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share amounts)

	Twelve Months Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Sales:
Net sales	$113,587	$125,791	$89,595
Net sales, related party	35,791	36,259	35,727
Total net sales	149,378	162,050	125,322

Cost of sales:
Cost of sales	64,662	71,139	48,067
Cost of sales, related party	15,929	14,359	15,738
Amortization of purchased intangible assets and inventory step-up	9,884	11,740	7,600
Impairment of intangible assets	-	8,367	1,636
Restructuring charges and exit costs	845	7,597	187
Proceeds from legal settlement	(1,500)	-	-
Warranty reserve	-	(1,078)	1,440
Total cost of sales	89,820	112,124	74,668
Gross profit	59,558	49,926	50,654

Operating expenses:
Research and development	31,403	37,181	27,048
Selling, general and administrative	39,235	43,758	33,055
Merger and acquisition costs	-	7,348	1,880
Restructuring charges and exit costs, net	3,646	4,589	2,827
Impairment of intangibles	1,807	4,456	-
Net change in fair value of contingent consideration	-	(4,343)	(10,455)
Total operating expenses, net	76,091	92,989	54,355
Loss from operations	(16,533)	(43,063)	(3,701)

Other income and (expense), net:
Interest income and other, net	34	571	1,503
Interest expense	(212)	(1,082)	(156)
Impairment of long-term investment	-	(544)	(323)
Total other income and (expense), net	(178)	(1,055)	1,024

Loss before income taxes	(16,711)	(44,118)	(2,677)
Provision for (benefit from) income taxes	(685)	889	(8,478)
Net income (loss)	(16,026)	(45,007)	5,801
Less: Net loss attributable to non-controlling interests	-	(37)	-
Net income (loss) attributable to Exar Corporation	$(16,026)	$(44,970)	$5,801

Net income (loss) per share to common stockholders:
Basic	$(0.33)	$(0.95)	$0.12
Diluted	$(0.33)	$(0.95)	$0.12

Shares used in the computation of net income (loss) per share:
Basic	48,240	47,253	47,291
Diluted	48,240	47,253	48,823

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Twelve Months Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Net income (loss)	$(16,026)	$(45,007)	$5,801
Changes in market value of investments, net of tax:
Changes in unrealized gain (loss) on investments	-	225	(553)
Release of tax provision for unrealized gains	-	828	-
Net change in market value of investments	-	1,053	(553)
Comprehensive income (loss)	$(16,026)	$(43,954)	$5,248
Less: comprehensive loss attributable to non-controlling interests	-	(37)	-
Comprehensive income (loss) attributable to Exar Corporation	$(16,026)	$(43,917)	$5,248

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-Inc	Accumulated	Accumulated Other Comprehensive Income	Total Exar	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Corporation	Interests	Total
Balance, March 31, 2013	66,531,615	$5	(19,924,369)	$(248,983)	$749,426	$(259,468)	$(526)	$240,454	$-	$240,454
Net income	-	-	-	-	-	5,801	-	5,801	-	5,801
Change in unrealized gains on marketable securities	-	-	-	-	-	-	(553)	(553)	-	(553)
Shares issued through employee stock plans	805,527	-	-	-	5,833	-	-	5,833	-	5,833
Shares issued in connection with Cadeka Technologies (Cayman) Holding Ltd. Acquisition	438,995	-	-	-	5,005	-	-	5,005	-	5,005
Shares issued for vested restricted stock units	346,407	-	-	-	12	-	-	12	-	12
Withholding of shares for tax obligations on vested restricted stock units	(106,865)	-	-	-	(1,149)	-	-	(1,149)	-	(1,149)
Retirement of treasury shares	(19,924,369)	-	19,924,369	248,983	(248,983)	-	-	-	-	-
Repurchase of common stock	(755,305)	-	-	-	(9,000)	-	-	(9,000)	-	(9,000)
Stock-based compensation	-	-	-	-	6,972	-	-	6,972	-	6,972
Balance, March 30, 2014	47,336,005	5	-	-	508,116	(253,667)	(1,079)	253,375	-	253,375
Net loss	-	-	-	-	-	(44,970)	-	(44,970)	-	(44,970)
Change in unrealized gains on marketable securities	-	-	-	-	-	-	1,079	1,079	-	1,079
Shares issued through employee stock plans	890,709	-	-	-	6,358	-	-	6,358	-	6,358
Option assumed from acquisition of Integrated Memory Logic Limited (iML)	-	-	-	-	3,835	-	-	3,835	-	3,835
Non-controlling interest upon acquisition of 92% of iML shares and additional contributions	-	-	-	-	(307)	-	-	(307)	18,920	18,613
Purchase of iML non-controlling interests ownership	-	-	-	-	-	-	-	-	(18,883)	(18,883)
Net loss attributable to non-controlling interests	-	-	-	-	-	-	-	-	(37)	(37)
Shares issued for vested restricted stock units	414,242	-	-	-	416	-	-	416	-	416
Withholding of shares for tax obligations on vested restricted stock units	(104,376)	-	-	-	(1,116)	-	-	(1,116)	-	(1,116)
Repurchase of common stock	(790,962)	-	-	-	(7,999)	-	-	(7,999)	-	(7,999)
Stock-based compensation	-	-	-	-	12,161	-	-	12,161	-	12,161
Balance, March 29, 2015	47,745,618	5	-	-	521,464	(298,637)	-	222,832	-	222,832
Net loss	-	-	-	-	-	(16,026)	-	(16,026)	-	(16,026)
Shares issued through employee stock plans	385,739	-	-	-	2,442	-	-	2,442	-	2,442
Settlement of stock awards in connection with Cadeka Technologies (Cayman) Holding Ltd. acquisition	-	-	-	-	1,875	-	-	1,875	-	1,875
Shares issued for vested restricted stock units	596,468	-	-	-	8	-	-	8	-	8
Withholding of shares for tax obligations on vested restricted stock units	(182,514)	-	-	-	(1,599)	-	-	(1,599)	-	(1,599)
Cash settlement of shares issued for vested restricted stock units, net	-	-	-	-	(354)	-	-	(354)	-	(354)
Stock-based compensation	-	-	-	-	5,371	-	-	5,371	-	5,371
Balance, March 27, 2016	48,545,311	$5	-	$-	$529,207	$(314,663)	$-	$214,549	$-	$214,549

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(16,026)	$(45,007)	$5,801
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,431	18,424	12,947
Impairment charges	1,807	13,367	2,224
Stock-based compensation expense	5,581	13,614	8,852
Restructuring charges and exit costs	960	7,985	57
Release of deferred tax valuation allowance	-	828	(6,940)
Net change in fair value of contingent consideration	-	(4,343)	(10,455)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and accounts receivable, related party	(3,682)	(694)	(1,960)
Inventories	1,592	(2,405)	(5,907)
Other current and non-current assets	971	(5,766)	(305)
Accounts payable	(238)	(6,702)	5,505
Accrued compensation and related benefits	(1,997)	(865)	412
Other current and non-current liabilities	193	(1,307)	(8,620)
Deferred income and allowance on sales to distributors and related party distributor	(4,667)	(770)	(760)
Net cash provided by (used in) operating activities	3,925	(13,641)	851

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(1,279)	(3,925)	(2,658)
Purchases of short-term marketable securities	-	(9,296)	(257,946)
Proceeds from maturities of short-term marketable securities	-	3,997	31,821
Proceeds from sales of short-term marketable securities	-	158,412	264,221
Acquisition of Integrated Memory Logic Limited, net of cash acquired	-	(72,658)	-
Acquisition of Cadeka Microcircuits, LLC and others, net of cash acquired	-	-	(22,777)
Other disposal activities	-	-	125
Net cash provided by (used in) investing activities	(1,279)	76,530	12,786

Cash flows from financing activities:
Proceeds from issuance of common stock	2,450	6,358	5,844
Purchase of stock for withholding taxes on vested restricted stock	(1,599)	(1,090)	(1,149)
Cash settlement of equity award	(354)	-	-
Proceeds from issuance of debt	-	91,000	-
Repayment of debt	-	(91,000)	-
Payment of non-controlling interest of Integrated Memory Logic Limited	-	(18,883)	-
Capital contribution from Integrated Memory Logic Limited non-controlling interest	-	740	-
Repayment of debt assumed from Stretch acquisition	-	-	(6,187)
Repurchase of common stock	-	(7,999)	(9,000)
Repayment of lease financing obligations	(3,306)	(1,396)	(3,249)
Net cash used in financing activities	(2,809)	(22,270)	(13,741)
Net increase (decrease) in cash and cash equivalents	(163)	40,619	(104)
Cash and cash equivalents at the beginning of year	55,233	14,614	14,718
Cash and cash equivalents at the end of year	$55,070	$55,233	$14,614

Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes	$581	$42	$106
Cash paid for interest	180	1,085	155
Non-cash investing and financing activities:
Increase in equity associated with release of liability for Cadeka restricted stock units	1,875
Engineering design tool acquired under capital lease	-	8,842	-
Release of restricted stock upon vesting	-	416	-
Issuance of common stock in connection with Altior acquisition & others	-	-	10
Issuance of common stock in connection with Cadeka acquisition	-	-	5,005

See accompanying notes to consolidated financial statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 27, 2016, MARCH 29, 2015 AND MARCH 30, 2014

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

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation—Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2016, 2015 and 2014 each consisted of 52 weeks. Fiscal year 2017 will consist of 53 weeks. Fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 are also referred to as “2016,” “2015,” and “2014,” respectively, unless otherwise indicated.

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

Use of Management Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including (1) revenue recognition; (2) allowance for doubtful accounts; (3) valuation of inventories; (4) income taxes; (5) stock-based compensation; (6) goodwill; (7) long-lived assets; (8) litigation and contingencies; (9) contingent consideration; (10) restructuring charges; and (11) warranty liabilities. Actual results could differ from these estimates and material effects on operating results and financial position may result.

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

Inventories—Inventories are recorded at the lower of cost or market, determined on a first-in, first-out basis. Cost is computed using the standard cost, which approximates average actual cost. Inventory is written down when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. The write-down of excess inventories is generally based on inventory levels in excess of 12 to 24 months of demand, as judged by management, for each specific product.

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

Non-Marketable Equity Securities—Non-marketable equity investments are accounted for at historical cost net of impairment write-downs and are presented on our consolidated balance sheets within other non-current assets.

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

In-process research and development—In-process research and development (“IPR&D”) assets are not subject to amortization until their useful life is determined upon completion of development. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D assets with their carrying values. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D assets will be their new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited under Generally Accepted Accounting Principles (“GAAP”). The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off in the period when such decision is made. During the fiscal year ended March 27, 2016, we recorded an impairment charge of $1.8 million for three abandoned projects and started amortizing IPR&D assets with a carrying value of $4.1 million for three completed projects. During the fiscal year ended March 29, 2015, we recorded an impairment charge of $0.5 million for one abandoned project and started amortizing IPR&D assets with a carrying value of $1.2 million for three completed projects. Due to the decline in forecasted revenue related to certain acquired intangible assets, we recorded $1.6 million impairment charges for fiscal year 2014.

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

•

Sell-in Basis—In cases where distributors purchase products without any return, stock rotation or discount rights and for such transactions, revenue is recognized upon shipment(i.e. “sell-in” basis). For similar arrangements for which we conclude we meet the same criteria as for non-distributors discussed above, but ones in which the distributors have limited rights of returns, pricing allowances and/or other concessions, we recognize revenue when we can reasonably estimate the credits for returns, pricing allowances and/or other concessions. In these cases, we record an estimated allowance, at the time of shipment, based upon historical patterns of returns, pricing allowances and other concessions.

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

The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	As of March 27,	As of March 29,
	2016	2015
Deferred revenue at published list price	$9,645	$15,029
Deferred cost of revenue	(1,885)	(4,685)
Deferred income	$7,760	$10,344

Sell-through revenue recognition is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our net sales, gross profit, deferred income and allowances on sales to distributors and net income (loss).

Mask Costs—We incur costs for the fabrication of masks to manufacture our products. If we determine the product technological feasibility has been achieved when costs are incurred, the costs will be treated as pre-production costs and capitalized as machinery and equipment under property, plant and equipment. The amount will be amortized to cost of sales over the estimated production period of the product. If product technological feasibility has not been achieved or the mask is not expected to be utilized in production manufacturing, the related mask costs are expensed to Research and development (“R&D”) when incurred. We periodically assess capitalized mask costs for impairment. The costs capitalized are amortized over five years commencing with the start of commercial production. We did not capitalize any mask costs during fiscal year 2016 or fiscal year 2015. The capitalized mask cost balances were zero and $0.3 million as of March 27, 2016 and March 29, 2015, respectively. In the fiscal year 2015, we recorded an impairment charge of $2.0 million during our strategic restructuring process prompted by our acquisition of Integrated Memory Logic Limited (“iML) and associated significant reduction in force.

Research and Development Expenses—R&D costs consist primarily of salaries, employee benefits, certain types of mask tooling costs, depreciation, amortization, overhead, outside contractors, facility expenses, and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. In accordance with FASB authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which we define as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs in fiscal years 2016, 2015 and 2014.

We have entered into an agreement under which certain R&D costs are eligible for reimbursement. Amounts reimbursed under this arrangement are offset against R&D expenses. During fiscal years 2016, 2015 and 2014, we offset zero, $0.3 million and $1.5 million, respectively, of R&D expenses in connection with such agreements.

Advertising Expenses—We expense advertising costs as incurred. Advertising expenses for fiscal years 2016, 2015 and 2014 were immaterial.

Litigation and Contingency—From time to time, we are involved in legal actions arising in the ordinary course of business. There can be no assurance these actions or other third-party assertions will be resolved without costly litigation, in a manner that does not adversely impact our financial position, results of operation or cash flows or without requiring royalty payments in the future, which may adversely impact gross margins. We record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. In determining the probability of a loss and consequently, determining a reasonable estimate, management is required to use significant judgment. Given the uncertainties associated with any litigation, the actual outcome can be different than our estimates and could adversely affect our results of operations, financial position and cash flows.

Comprehensive Income (Loss)—Comprehensive income (loss) includes charges or credits to equity related to changes in unrealized gains or losses on marketable securities, net of taxes. Comprehensive income (loss) for fiscal years 2016, 2015 and 2014 has been disclosed within the consolidated statements of comprehensive income (loss).

Foreign Currency—The accounts of foreign subsidiaries are remeasured to U.S. dollars for financial reporting purposes by using the U.S. dollar as the functional currency and exchange gains and losses are reported in income and expenses. These currency gains or losses are reported in interest income and other, net in the consolidated statements of operations. Monetary balance sheet accounts are remeasured using the current exchange rate in effect at the balance sheet date. For non-monetary items, the accounts are measured at the historical exchange rate. Revenues and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction losses were immaterial for fiscal years 2016, 2015 and 2014.

Concentration of Credit Risk and Significant Customers—Financial instruments potentially subjecting us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term marketable securities, accounts receivable and long-term investments. The majority of our sales are derived from distributors and manufacturers in the communications, industrial, storage and computer industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit. We maintain allowances for potential credit losses, and such losses have been within management’s expectations. Charges to bad debt expense were $0.5 million for fiscal year 2015 and insignificant for fiscal years 2016 and 2014. Our policy is to invest our cash, cash equivalents and short-term marketable securities with high credit quality financial institutions. We do not hold or issue financial instruments for trading purposes.

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

Fair Value of Financial Instruments—We estimate the fair value of our financial instruments by using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of our cash equivalents, accounts receivable, accounts payable and accrued liabilities presented in the consolidated balance sheets at March 27, 2016 and March 29, 2015 was not materially different from the carrying values due to the relatively short periods to maturity of the instruments.

Fair Value of Contingent Consideration—We estimate the fair value of our contingent consideration at the date of acquisition and is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three inputs. Due to a significant decrease in revenue projections for products associated with contingent consideration, the fair value of the contingent consideration liability from the acquisitions of Altior and Cadeka was zero as of March 29, 2015.

Stock-Based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We use the Black-Scholes model to estimate the fair value of our options. The fair value of time-based and performance-based restricted stock units is based on the grant date share price. The fair value of market-based restricted stock units and options is estimated using a Monte Carlo simulation model. See Note 14 – “Stock-Based Compensation” for more details about our assumptions used in calculating the stock-based compensation expenses and equity related transactions during the fiscal year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers Topic 606, which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. In July 2015, FASB announced a decision to defer the effective date for this ASU. ASU 2014-09 is effective for the Company in the first quarter of 2018 with early adoption permitted (for annual reporting periods beginning after December 15, 2016). The Company may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under ASU No. 2014-12, a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition and therefore, should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015. We have not yet selected a transition method and is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. We have early adopted the ASU as of March 27, 2016. We have adopted this accounting standard prospectively; accordingly the prior period amounts in our Consolidated Balance Sheet as of March 29, 2015 were not adjusted to conform to the new accounting standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases: (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently evaluating the impact of these amendments on our financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. We are currently evaluating the impact of these amendments on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of these amendments on our financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, Topic 606 – Identifying Performance Obligations and Licensing, which clarifies implementation issues that will arise when implementing ASU 2014-09. The amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Before an entity can identify its performance obligation in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments in this Update are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property or a right to access the entity’s intellectual property. The amendments in this Update are intended to improve the operability and understandability of the licensing implementation guidance. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). We are currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

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

Unaudited Pro Forma Financial Information

	Fiscal Year Ended	Fiscal Year Ended
	March 29,	March 30,
	2015	2014
Net sales	$172,780	$186,290
Net income (loss)	(36,207)	5,884
Loss per share to common stockholders
Basic	$(0.77)	$0.12
Diluted	$(0.77)	$0.12

Fiscal Year 2015 Compared to Fiscal Year 2014

The pro forma financial information includes (1) amortization charges from acquired intangible assets of $2.4 and $9.7 million, respectively; (2) the estimated stock-based compensation expense related to the stock options assumed of $0.9 million and $1.0 million respectively; (3) the elimination of historical intangible assets of $0.1 and $0.4 million respectively; (4) the elimination of historical stock-based compensation charges recorded by iML of $0.8 million and $0.5 million , respectively, as a result of the cancellation of all outstanding options on the acquisition date; (5) the elimination of acquisition related costs of $11.2 million and zero, respectively, and (6) the related tax provision of $0.6 million for both periods.

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the results of operations of Exar that would have been reported had the acquisition been completed as of April 1, 2013 and should not be taken as representative of the future consolidated results of operations of Exar.

Acquisition of Stretch, Inc.

On January 14, 2014, we completed the acquisition of Stretch, Inc. (“Stretch”), a provider of software configurable processors supporting the video surveillance market previously located in Sunnyvale, California. The transaction provides Exar with the technology to deliver an end-to-end high-definition solution for both digital and analog transmission of data from the camera to the DVR or NVR in surveillance applications. Stretch’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning January 14, 2014. The pro forma effects of the portion of the Stretch operations assumed through the transaction on our results of operations during fiscal year 2014 were considered immaterial.

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

Acquisition of Cadeka Technologies (Cayman) Holding Ltd.

On July 5, 2013, we completed the acquisition of substantially all of the assets of Cadeka Technologies (Cayman) Holding Ltd., a privately held company organized under the laws of the Cayman Islands and all the outstanding stock of the subsidiaries of Cadeka, including the equity of its wholly owned subsidiary Cadeka Microcircuits, LLC, a Colorado limited liability company (“Cadeka”). With locations in Loveland, Colorado, Shenzhen and Wuxi, China, Cadeka designs, develops and markets high precision analog integrated circuits for use in industrial and high reliability applications. Cadeka’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning July 5, 2013. The pro forma effects of the portion of the Cadeka operations assumed through the transaction on our results of operations during fiscal year 2014 were considered immaterial.

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

The table below shows the allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed (in thousands):

Amount
Tangible assets	$3,286
Intangible assets	20,380
Goodwill	19,387
Liabilities assumed	(8,216)
Fair value of total consideration transferred	$34,837

NOTE 4.    BALANCE SHEET DETAILS

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	March 27,	March 29,
	2016	2015
Land	$6,660	$6,660
Building	17,412	17,431
Machinery and equipment	40,220	41,449
Software and licenses	22,255	22,044
Property, plant and equipment, total	86,547	87,584
Accumulated depreciation and amortization	(66,159)	(61,507)
Total property, plant and equipment, net	$20,388	$26,077

Depreciation and amortization expense pertaining to property, plant and equipment for fiscal years 2016, 2015 and 2014 was $6.6 million, $6.3 million and $5.6 million, respectively. During fiscal year 2016, we wrote off $1.8 million assets with a net book value of $0.3 million and recorded $0.6 million impairment charges to write off certain mask costs during our strategic restructuring process prompted by our recent acquisition of iML and associated significant reduction in force. See Note 7 – “Restructuring Charges and Exit Costs” for impairment detail.

Our inventories consisted of the following (in thousands) as of the dates indicated below:

	March 27,	March 29,
	2016	2015
Raw Materials	$2,176	$2,311
Work-in-progress	13,422	14,478
Finished goods	13,153	13,978
Total inventories	$28,751	$30,767

Our other current liabilities consisted of the following (in thousands) as of the dates indicated below:

	March 27,	March 29,
	2016	2015
Short-term lease financing obligations	$3,784	$3,834
Accrued legal and professional services	1,247	982
Accrual for stock awards in connection with Cadeka acquisition	1,200	2,951
Purchase consideration holdback	1,006	1,006
Accrued manufacturing expenses, royalties and licenses	739	1,122
Accrued sales and marketing expenses	710	686
Accrued restructuring charges and exit costs	494	982
Deferred tax liability	-	7,021
Other current liabilities	2,243	2,703
Total other current liabilities	$11,423	$21,287

Our other non - current obligations consisted of the following (in thousands) as of the dates indicated:

	March 27,	March 29,
	2016	2015
Long-term taxes payable	$3,339	$4,351
Deferred tax liability	83	42
Total other non-current obligations	$3,422	$4,393

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

In the first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Telecom Fund II (US), L.P. (“Skypoint Fund”) in which we were a limited partner since 2001. CounterPath was one of the investee companies of Skypoint Fund. We estimated the fair value using the market value of common shares as determined by trading on the Nasdaq Capital Market. These securities have been classified to Level 2 as of September 28, 2014 and recorded in the other non-current assets line item on the condensed consolidated balance sheet. We believe the fair value inputs of CounterPath do not meet all of the criteria for Level 1 classification, primarily due to the low trading volume of the stock.

There were no transfers between Level 1, Level 2, and Level 3 during the year ended March 27, 2016.

The following table summarizes our other investments assets as March 27, 2016 and 2015 (in thousands):

	March 27, 2016

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4	$-	$-	$4
Common shares of CounterPath	-	43	-	43
Total investment assets	$4	$43	$-	$47

	March 29, 2015

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6	$-	$-	$6
Common shares of CounterPath	-	48	-	48
Total investment assets	$6	$48	$-	$54

Our cash and cash equivalents as of the dates indicated below were as follows (in thousands):

	March 27,	March 29,
	2016	2015
Cash and cash equivalents
Cash in financial institutions	$55,066	$55,227
Money market funds	4	6
Total cash and cash equivalents	$55,070	$55,233

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in the interest income and other, net line item on the consolidated statements of operations.

Our net realized gains (losses) on marketable securities for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Gross realized gains	$-	$264	$748
Gross realized losses	-	(264)	(547)
Net realized gains (losses)	$-	$-	$201

Due to the sale of all our marketable securities, we did not have any unrealized gain (loss) as of March 27 2016.

NOTE 6.    RELATED PARTY TRANSACTIONS

Alonim Investments Inc.

Alonim Investments Inc. (“Alonim”) through its wholly-owned affiliate, Rodfe Holdings LLC, owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of March 27, 2016. As such, Alonim is our largest stockholder. Future Electronics Inc. (“Future”) is also an affiliate of Alonim and our largest distributor. One of our directors is an executive officer of Future. Our related party transactions primarily involved sales to Future.

Related party sales as a percentage of our total net sales for the periods indicated below were as follows:

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Future and affiliates of Alonim	24%	22%	29%

Related party receivables as a percentage of our net accounts receivable were as follows as of the dates indicated below:

	March 27,	March 29,
	2016	2015
Future and affiliates of Alonim	10%	6%

FusionOps, Inc.

The CEO of FusionOps, Inc. is a member of the board of directors for Exar Corporation. During the fiscal year 2016, the Company paid $0.2 million to FusionOps, Inc. to build an application for internal data analysis and were recorded as expense in the period in which such costs were incurred.

Interim President and Chief Executive Officer (“Interim CEO”)

Our current interim CEO is also the chairman of the board of directors of Exar Corporation. During the fiscal year 2016, we paid $0.2 million and issued 10,000 fully vested restricted stock units with a grant date fair value of $58,000 to the interim CEO for his services provided.

NOTE 7.    RESTRUCTURING CHARGES AND EXIT COSTS

Restructuring expenses result from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, sometimes in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include contract termination costs to improve our cost structure prospectively.

2016 Restructuring Charges and Exit Costs

During fiscal year 2016, we incurred $4.5 million of restructuring charges and exit costs. The charges consisted primarily of reduction of our workforce and the impairment of certain long-lived assets. Of the total restructuring charges and exist costs, $0.8 million was reflected in cost of sales and $3.6 million was reflected in operating expenses within our consolidated statements of operations.

2015 Restructuring Charges and Exit Costs

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

Our restructuring liabilities are included in the accounts payable, other current liabilities and other non-current obligations lines within our consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

		Additions/ adjustments	Non-cash charges
	March 30, 2015			Payments	March 27, 2016
Lease termination costs and others	$330	$349	$(220)	$(329)	$130
Impairment of fixed assets, licensed technologies and write down of inventory	-	740	(740)	-	-
Severance	652	2,381	—	(2,669)	364
Total	$982	$3,470	$(960)	$(2,998)	$494

		Additions/ adjustments	Non-cash charges
	March 31, 2014			Payments	March 30, 2015
Lease termination costs and others	$1,615	$522	$(220)	$(1,587)	$330
Impairment of fixed assets, licensed technologies and write down of inventory	-	7,765	(7,765)	-	-
Severance	754	3,899	—	(4,001)	652
Total	$2,369	$12,186	$(7,985)	$(5,588)	$982

See Note 4 — “Balance Sheet Details” for current and long-term portion of restructuring charges and exit costs recorded in the consolidated balance sheets as of March 27, 2016 and March 29, 2015.

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

As of the dates indicated below, our long-term investment balance, which is included in the “Other non-current assets” line item on the consolidated balance sheets, consisted of the following (in thousands):

	March 27,	March 29,
	2016	2015
Beginning balance	$394	$946
Net distributions	-	(8)
Impairment charges	(5)	(544)
Ending balance	$389	$394

The carrying amount of approximately $0.4 million as of March 27, 2016 reflects the net of the capital contributions, capital distributions and $0.6 million cumulative impairment charges. During the term of the fund, we made $4.8 million in capital contributions to Skypoint Fund since we became a limited partner in July 2001.

Impairment

We evaluate our long-term investment for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. If the carrying amount exceeds its fair value, the long term-investment is considered impaired and a second step is performed to measure the amount of impairment loss.

During first quarter of fiscal year 2015, we received approximately 93,000 common shares of CounterPath Corporation (“CounterPath”) through the dissolution of Skypoint Fund in which we were a limited partner since 2001. CounterPath was one of the investee companies of Skypoint Fund. We estimated the fair value using the market value of common shares as determined by trading on the Nasdaq Capital Market. We also received common shares from the other two private investee companies of Skypoint Fund through the dissolution. We assessed the fair value of the common shares received from these three companies and recorded $5,000 of impairment charges in interest expense and other, net line on the consolidated statement of operations during fiscal year 2016. We recorded $0.5 million of impairment charges in fiscal year 2015.

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

In the fourth quarter of fiscal years 2016, 2015 and 2014, we conducted our annual impairment review comparing the fair value of our single reporting unit with its carrying value. As of the test date and as of each respective fiscal year-end, and before consideration of a control premium, the fair value, which was estimated as our market capitalization, exceeded the carrying value of our net assets. As a result, no goodwill impairment was recorded for fiscal years 2016, 2015, or 2014.

The changes in the carrying amount of goodwill for fiscal years 2016 and 2015 were as follows (in thousands):

	March 27,	March 29,
	2016	2015
Beginning balance	$44,871	$30,410
Goodwill additions	-	14,461
Ending balance	$44,871	$44,871

During fiscal year 2016, there were no goodwill additions. Goodwill additions during fiscal year 2015 consisted of $14.5 million residual allocation from the iML acquisition purchase price accounting.

Intangible Assets

Our purchased intangible assets as of the dates indicated below were as follows (in thousands):

	March 27, 2016					March 29, 2015
	Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount	Weighted Average Useful Life (in yrs)	Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Amortized intangible assets:
Existing technology	$115,049	$(57,955)	$-	$57,094	5.4	$120,041	$(47,259)	$(9,134)	$63,648
Customer relationships	14,295	(6,313)	-	7,982	4.7	15,165	(4,520)	(870)	9,775
Distributor relationships	7,254	(2,830)	-	4,424	5.2	7,254	(1,973)	-	5,281
Patents/Core technology	3,459	(3,459)	-	-	N/A	3,459	(3,446)	-	13
Trade names	1,330	(530)	-	800	4.1	1,330	(274)	-	1,056
Total intangible assets subject to amortization	141,387	(71,087)	-	70,300		147,249	(57,472)	(10,004)	79,773
In-process research and development	2,187	-	(1,807)	380	N/A	9,148	-	(2,819)	6,329
Total	$143,574	$(71,087)	$(1,807)	$70,680		$156,397	$(57,472)	$(12,823)	$86,102

During the third fiscal quarter of 2016, as a result of not meeting critical specifications, we abandoned three IPR&D projects and recorded a $1.8 million charge in the impairment of intangible assets line on the consolidated statement of operations. There was one IPR&D project remaining at the end of fiscal year 2016. The project is expected to be completed and capitalized in the second fiscal quarter of 2017, when reclassification to an amortizable intangible and period amortization will commence.

During the third fiscal quarter of 2015, $1.2 million of IPR&D was reclassified as existing technology upon completion and started amortization. During the fourth fiscal quarter of 2015, as a result of not meeting critical specifications, we abandoned one IPR&D project and recorded a $0.5 million charges in the impairment of intangible assets line on the consolidated statement of operations. We evaluate the remaining useful life of our long-lived assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the long-lived asset is amortized prospectively over the remaining useful life.

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

The aggregate amortization expenses for our purchased intangible assets for fiscal years indicated below were as follows (in thousands):

	March 27,	March 29,	March 30,
	2016	2015	2014
Amortization expense	$13,615	$12,511	$7,813

The total future amortization expenses for our purchased intangible assets (excluding IPR&D) are summarized below (in thousands):

Amortization Expense (by fiscal year)
2017	$13,676
2018	13,639
2019	13,326
2020	12,535
2021	10,826
2022 and thereafter	6,298
Total future amortization excluding IPR&D	$70,300

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

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	March 27,	March 29,	March 30,
	2016	2015	2014
Net income (loss) before non-controlling interests	$(16,026)	$(45,007)	$5,801
Net loss attributable to non-controlling interests	-	(37)	-
Net income (loss) attributable to Exar Corporation	$(16,026)	$(44,970)	$5,801
Shares used in computation of net income (loss) per share:
Basic	48,240	47,253	47,291
Effect of options and awards	-	-	1,532
Diluted	48,240	47,253	48,823
Net income (loss) per share to common stockholders:
Basic	$(0.33)	$(0.95)	$0.12
Diluted	$(0.33)	$(0.95)	$0.12

As the Company incurred losses for the years ended March 27, 2016 and March 29, 2015, respectively, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive. As for the year ended March 30, 2014, stock options of 1.4 million were excluded from the computation of diluted net income per share because they were determined to be anti-dilutive.

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

Interest

For fiscal year 2016, no interest was paid as our short-term debt was completely paid off in fiscal year 2015.

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

During fiscal year 2016, there were no repurchases of our common stock.

Stock repurchase activities during fiscal years 2016 and 2015 are indicated below (in thousands, except per share amounts):

		Average Price Paid Per Share
	Total number of Shares Purchased	(or Unit)	Amount Paid for Purchase
As of March 30, 2014	10,319	$9.42	$97,189
Repurchases – March 31 to April 27, 2014	273	10.98	3,000
Repurchases – July 28 to September 28, 2014	393	9.83	3,864
Repurchases – September 29 to December 28, 2014	125	9.08	1,135
As of March 29, 2015	11,110	9.47	105,188
Repurchases - March 30, 2015 to March 27, 2016	-		-
As of March 27, 2016	11,110	$9.47	$105,188

Note: The average price paid per share is based on the total price paid by Exar, which includes applicable broker fees.

NOTE 13.    EMPLOYEE BENEFIT PLANS

Exar Savings Plan

The Exar Savings Plan (“Plan”), as amended and restated, covers our eligible U.S. employees. The Plan provides for voluntary salary reduction contributions in accordance with Section 401(k) of the Internal Revenue Code as well as matching contributions from Exar. For fiscal year 2016, 2015 and 2014, our matching contribution was a percentage of the employees’ contributions, not to exceed a fixed maximum.

Our matching contributions to the Plan recorded as expense for the fiscal years ending on the dates indicated below were as follows (in thousands):

	March 27,	March 29,	March 30,
	2016	2015	2014
Matching contributions	$343	$421	$373

Management and Employee Incentive Compensation Programs

Our incentive compensation programs provide for incentive awards for substantially all employees based on the achievement of personal objectives and our operating performance results. Our incentive compensation programs may be amended or discontinued at the discretion of our board of directors.

Our unpaid incentive compensation for the fiscal years ending on the dates indicated below was as follows (in thousands):

	March 27,	March 29,
	2016	2015
Unpaid incentive compensation	$-	$1,627

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

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

		Weighted
	Shares of	Average
	Common Stock	Price per Share
Authorized to issue:	4,500
Reserved for future issuance:
Fiscal year ending March 27, 2016	1,317
Fiscal year ending March 29, 2015	1,346
Fiscal year ending March 30, 2014	1,372
Issued:
Fiscal year ending March 27, 2016	29	$7.29
Fiscal year ending March 29, 2015	26	$10.01
Fiscal year ending March 30, 2014	20	$11.38

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for each share subject to the award. As of March 27, 2016, there were approximately 4.0 million shares available for future grant under the 2014 Plan.

The following table summarizes information about our stock options outstanding at March 27, 2016:

			Options Outstanding			Options Exercisable
				Weighted
			Number	Average		Number
			Outstanding	Remaining	Weighted	Exercisable	Weighted
			As of	Contractual	Average	As of	Average
Range of			March 27,	Terms	Exercise	March 27,	Exercise
Exercise Prices			2016	(in years)	Price per Share	2016	Price per Share
$1.57	-	$5.92	1,810,701	6.26	$5.66	61,356	$3.93
5.94	-	6.43	1,747,817	3.15	6.27	1,353,132	6.32
6.60	-	9.03	1,612,878	2.97	8.13	1,194,990	8.03
9.17	-	10.80	1,663,868	4.75	9.70	873,389	9.67
10.96	-	13.93	887,119	4.99	12.38	552,936	12.35
Total			7,722,383	4.40	$7.96	4,035,803	$8.34

Stock Option Activities

A summary of stock option transactions during the periods indicated below for all stock option plans was as follows:

			Weighted
			Average		In-the-money
		Weighted	Remaining	Aggregate	Options
	Outstanding	Average	Contractual	Intrinsic	Vested and
	Options /	Exercise	Term	Value	Exercisable
	Quantity	Price per Share	(in years)	(in thousands)	(in thousands)
Balance at March 31, 2013	6,212,333	$7.48	5.04	$19,199	1,481
Granted	2,482,650	11.89
Exercised	(784,864)	7.14
Cancelled	(10,834)	10.92
Forfeited	(685,437)	8.02
Balance at March 30, 2014	7,213,848	$8.98	5.02	$21,301	2,170
Granted	2,624,778	8.70
Exercised	(864,222)	7.05
Cancelled	(291,769)	12.36
Forfeited	(1,073,013)	10.45
Balance at March 29, 2015	7,609,622	$8.77	4.86	$14,377	2,850
Granted	2,242,720	5.93
Exercised	(378,559)	6.44
Cancelled	(470,759)	9.20
Forfeited	(1,280,641)	9.23
Balance at March 27, 2016	7,722,383	$7.96	4.40	$87	48
Vested and expected to vest, March 27, 2016	7,086,350
Vested and exercisable, March 27, 2016	4,035,803

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $5.26, $10.30 and $11.71 as of March 27, 2016, March 29, 2015 and March 30, 2014, respectively. These are the values which would have been received by option holders if all option holders exercised their options and sold the underlying shares on that date.

In January 2012, we granted 480,000 performance-based stock options to our then CEO. The options were scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined financial measures were met. If the financial measures are not met, each installment will be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our then CEO. The options were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. Due to the departure of our then CEO in October 2015, we recorded a reversal of $34,000 of compensation expense for these options in fiscal year 2016 as the requisite service period required for vesting was not completed. We recorded, $338,000 and $260,000 of compensation expense for these options in fiscal years 2015 and 2014, respectively. The assumptions used to value the options are presented below under “Valuation Assumptions.”

Options exercised for the fiscal years ended on the dates indicated below were as follows (in thousands):

	March 27,	March 29,	March 30,
	2016	2015	2014
Intrinsic value of options exercised	$642	$2,543	$3,887
Cash received related to option exercises	2,439	6,095	9,493
Tax benefit recorded	261	1,655	6,669

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

A summary of RSU transactions during the periods indicated for all stock incentive plans is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant-Date	Term	Intrinsic
	Shares	Fair Value	(in years)	Value
Unvested at March 31, 2013	732,204	$8.25	1.72	$7,688
Granted	828,995	11.27
Issued and released	(346,407)	9.07
Forfeited	(37,666)	9.52
Unvested at March 30, 2014	1,177,126	$10.10	1.62	$13,784
Granted	509,370	8.86
Issued and released	(414,242)	9.44
Forfeited	(199,329)	11.87
Unvested at March 29, 2015	1,072,925	$9.43	1.50	$11,051
Granted	338,762	8.55
Issued and released	(596,468)	9.10
Forfeited	(224,386)	9.10
Unvested at March 27, 2016	590,833	$9.39	1.45	$3,108
Vested and expected to vest, March 27, 2016	466,994	9.39

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our then CEO. The PRSUs were scheduled to start vesting in three equal installments at the end of each fiscal year 2013 through 2015 with three year vesting periods if certain predetermined financial measures are met. If the financial measures were not met for a particular fiscal year, the installment for that fiscal year will be forfeited at the end of its respective fiscal year. Due to the departure of our then CEO in October, 2015, we recorded a reversal of $41,000 for these PRSU’s in fiscal year 2016, as the requisite service period required for vesting was not completed. In fiscal years 2015 and 2014, we recorded $1.2 million and $0.7 million compensation expense, respectively for these awards.

In July 2013, as part of the acquisition of Cadeka, in order to encourage retention of five former Cadeka employees, we agreed to recommend to our Board of Directors in July 2015 a bonus, which, if approved by the Board of Directors, would be settled in RSU’s subject to fulfillment of the service period. The ultimate approval of these awards was subject to the discretion of the Board of Directors. We recorded $0.2 million, $1.7 million, and $1.2 million of non-cash compensation expense for these awards in fiscal year 2016, 2015 and 2014, respectively. The expense was reported in the other current liabilities line on the consolidated balance sheet as the total amount of bonus was to be settled in variable number of RSU’s at the completion of the requisite service period. Such non-cash compensation expense was recorded as part of stock compensation expense in the consolidated statements of operations. In July 2015, the Board of Directors ultimately determined not to approve the granting of these RSUs. In the third quarter of fiscal year 2016, we paid three of these five former Cadeka employees $75,000 in cash in exchange for a release of claims, including any claim such former employees may have to the RSUs described above. As a result of obtaining these releases, the proportional amount of liability net of cash payments was removed from our consolidated balance sheet, with a corresponding increase in additional paid in capital. For the two remaining employees, an amount of $1.2 million is included in other liabilities as of March 27, 2016, pending the earlier of a settlement with such former employees or the expiration of the relevant statute of limitations.

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

In the first quarter of fiscal year 2014, we granted 50,000 PRSUs to certain executives. The PRSUs began vesting in three equal installments at the end of fiscal year 2014 as certain performance measures were met. In fiscal year 2016, we recorded $17,000 stock compensation expense related to these PRSUs. In fiscal year 2015, we recorded stock compensation net recovery of $140,000 as a result of the termination of one executive’s employment. In fiscal year 2014, we recorded stock compensation expense of $0.3 million related to these PRSUs.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures are met. The second 50% of the PRSUs are scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures are met. In fiscal year 2016 and 2015, we recorded net stock compensation expense of $115,000 and $247,000, respectively related to these awards. One of the executives’ employment was terminated in fiscal year 2015.

In December 2013, we granted 100,000 RSUs to our then CEO. The RSUs were scheduled to vest in two equal installments at the end of fiscal years 2016 and 2017. In October 2014, the second installment of 50,000 RSUs was modified to 50,000 PRSUs. These modified PRSUs were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures are met. Due to the departure of our then CEO in October 2015, we recorded a reversal of $54,000 for fiscal year 2016 as the requisite service period for vesting was not completed. For fiscal year 2015, we record $10,000 stock compensation expense related to these modified PRSUs.

In January 2014, we granted 82,500 PRSUs to certain former Stretch employees. The PRSUs were scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures were met. In fiscal year 2016 we did not record stock compensation expense related to these PRSUs as the performance measures were deemed not met. These options have been forfeited.

In August 2014, we announced the Fiscal Year 2015 Management Incentive Program (“2015 Incentive Program”). Under this program, each participant’s award is denominated in shares of our common stock and is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors for fiscal year 2015. We recorded a stock compensation expense of $2.0 million in fiscal year 2015 related to these awards. During the first quarter of fiscal year 2016, we settled 20% of these awards with cash and recorded $50,000 additional compensation costs due to the fair value change between grant day and settlement day.

In August and December 2014, we granted 88,448 PRSUs to certain former iML employees. The PRSUs are scheduled to start vesting in three equal annual installments upon achievement of certain performance measures. In fiscal years 2016 and 2015, respectively, we recorded $119,800 and $88,000 of stock compensation expense.

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

In May 2015, we announced the Fiscal Year 2016 Management Incentive Program (“2016 Incentive Program”). Under this program, each participant’s award is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors in September 2015, for fiscal year 2016 and the Committee reserves the right to settle awards either entirely with RSUs or with a combination of 20% settled in cash and 80% settled with RSUs. We did not record any compensation expense related to the 2016 Incentive Program as we did not meet the performance goals established under the awards.

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

Dividend Yield—we do not currently pay dividends and have no plans to do so in the future. Therefore, we have assumed a dividend yield of zero.

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal years presented below:

	March 27,	March 29,	March 30,
	2016	2015	2014
Expected term of options (years)	4.62	4.63	4.45
Risk-free interest rate	1.3%	1.2%	1.0%
Expected volatility	34.2%	32.4%	32.6%
Expected dividend yield	—	—	—
Weighted average grant date fair value	$1.83	$2.80	$3.40

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal years presented below (in thousands):

	March 27,	March 29,	March 30,
	2016	2015	2014
Cost of sales	$379	$1,105	$714
Research and development	1,216	2,661	1,974
Selling, general and administrative	3,986	9,848	6,164
Total stock-based compensation expense	$5,581	$13,614	$8,852

The amount of stock-based compensation cost capitalized in inventory was immaterial at each of the fiscal years presented.

Unrecognized Stock-based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs for the fiscal years ending on the date indicated below as follows:

	March 27, 2016		March 29, 2015		March 30, 2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Remaining		Remaining		Remaining
		Recognition		Recognition		Recognition
	Amount	Period	Amount	Period	Amount	Period
	(in thousands)	(in years)	(in thousands)	(in years)	(in thousands)	(in years)
Options	$6,385	2.7	$8,579	2.3	$9,958	2.7
Performance options	-	-	380	1.9	242	2.2
RSUs	2,052	1.7	3,568	2.3	5,970	2.2
PRSUs	484	1.5	1,751	2.1	3,047	2.5
Total stock-based compensation expense	$8,921		$14,278		$19,217

NOTE 15.    LEASE FINANCING OBLIGATION

We have acquired engineering design tools (“Design Tools”) under capital leases. We acquired Design Tools of $6.9 million in January 2015 under a two-year license and two three-year licenses with prepayment of $1.0 million and $4.4 million in October 2014 under a three-year license with a prepayment of $1.5 million for the first year license, and $0.9 million in July 2012 under a three-year license all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our consolidated balance sheets as of March 27, 2016 and March 29, 2015, respectively. The effective interest rates for the design tools range from 2.0% to 7.25%.

The carrying values of total leased equipment, carried as a component of fixed assets on the consolidated balance sheets are as follows:

	March 27,	March 29,
	2016	2015
Leased equipment and software	$13,722	$13,722
Less accumulated depreciation	(7,805)	(3,699)
Total	$5,917	$10,023

Amortization expense related to the design tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below was as follows (in thousands):

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Amortization expense	$3,846	$3,586	$3,294

Future minimum lease payments for the lease financing obligations as of March 27, 2016, are as follows (in thousands):

Lease financing

Fiscal Years	Design tools
2017	$3,947
2018	1,355
Total minimum lease payments	5,302
Less: amount representing interest	(233)
Present value of future minimum lease payments	5,069
Less: short-term lease financing obligations	(3,784)
Long-term lease financing obligations	$1,285

Interest expense for the design tools lease financing obligations for the periods indicated were as follow (in thousands):

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Interest expense – design tools	$136	$165	$155

In the course of our business, we enter into arrangements accounted for as operating rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Rent expense	$938	$1,764	$1,289

Our future minimum lease payments for the lease operating obligations, which all expire prior to or in 2019, as of March 27, 2016 are as follows (in thousands):

Operating lease

Fiscal Years	Facilities
2017	$506
2018	224
2019	30
Total future minimum lease payments	$760

NOTE 16.    COMMITMENTS AND CONTINGENCIES

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, Micro Power Systems Inc. (“MPSI”), a subsidiary that we acquired in June 1994, made two separate permitted hazmat deliveries to a licensed and regulated site for treatment. DTSC has requested that former/current property owners and companies, currently in excess of 50, that had hazardous waste treated at the site participate in further site assessment and limited remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites’ condition and evaluation, and selection of appropriate remedial measures. The designated environmental consulting firm has prepared and submitted to DTSC a site profile and is currently engaged in further study. Given that this matter is under investigation and discussions are ongoing with respect to various related considerations, we are unable to ascertain our exposure, if any, or estimate a reasonably possible range of loss. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

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

Warranty expense has historically been immaterial for our products. A warranty liability of $1.4 million was established during fiscal year 2014 for the return of certain older generation data compression products shipped in prior years. In February 2015, we received $0.5 million reimbursement from our insurance company and in July 2015, we received $1.5 million legal settlement from our vendor related to their defective products. Our warranty reserve balances were $0.3 million as of March 27, 2016 and March 29, 2015, respectively, which is included in the “Other current liabilities” line item on the consolidated balance sheets.

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

In April 2015, Phenix, LLC (“Phenix”) filed a complaint against us and iML for patent infringement in the United States District Court for the Eastern District of Texas. Phenix alleged in its complaint that at least the iML 7990 and 7991 integrated circuit P-Gamma products and power management integrated circuit products that are combined with the functionality of the iML 7990 and 7991 integrated circuits infringe one of its patents. In October 2015, Phenix filed an amended complaint, adding a subsidiary of iML as a defendant, and in December 2015 Phenix filed a second amended complaint, adding additional iML P-Gamma integrated circuits as accused products. In March 2016, the parties entered into a settlement agreement and patent license agreement that resolved all pending litigation in the Eastern District of Texas. The terms of the settlement agreement and patent license agreement are confidential and the settlement of the litigation did not constitute an admission of liability by any party to the lawsuit. We settled this case for $1.3 million in the fourth quarter of fiscal year 2016.

NOTE 18.    INCOME TAXES

    The following table presents domestic and foreign components loss before income taxes (in thousands):

	March 27,	March 29,	March 30,
	2016	2015	2014

United States	$(8,731)	$(50,428)	$(2,370)
Foreign	(7,980)	6,310	(307)
Income (loss) before income tax	$(16,711)	$(44,118)	$(2,677)

The components of the provision for (benefit from) income taxes as of the dates indicated below were as follows (in thousands):

	March 27,	March 29,	March 30,
	2016	2015	2014
Current:
Federal	$(1,142)	$828	$(1,350)
State	12	11	(93)
Foreign	509	404	(81)
Total current	$(621)	$1,243	$(1,524)

Deferred:
Federal	$(25)	$39	$(6,807)
State	2	-	(147)
Foreign	(41)	(393)	-
Total deferred	$(64)	$(354)	$(6,954)
Total provision for (benefit from) income taxes	$(685)	$889	$(8,478)

Exar records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the US. The Company made a one-time $45 million repatriation in fiscal year 2016, and reversed a $8.2 million deferred tax liability established in fiscal year 2015 associated with this repatriation. There were minimal US federal and state taxes as a result of this one-time repatriation due to the availability of net operating loss carryovers.

As of March 27, 2016, the cumulative amount of undistributed earnings considered indefinitely reinvested was $25.4 million. Despite the one-time repatriation, no incremental deferred tax liability has been recognized on the basis difference created by these earnings since it is Exar's intention to utilize those earnings in the company’s foreign operations. Upon distribution of those earnings in the form of a dividend or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Computation of the potential tax impact of the unremitted earnings is not practical.

Significant components of our net deferred taxes are as follows as of the dates indicated (in thousands):

	March 27,	March 29,
	2016	2015
Deferred tax assets:
Reserves and expenses not currently deductible	$8,074	$10,328
Net operating loss carryforwards	110,782	121,948
Tax credits	29,280	30,214
Losses on investments	-	1,032
Intangible assets	7,677	8,406
Deferred margin	2,815	3,293
Depreciation	150	-
Total deferred tax assets	158,778	175,221
Deferred tax liabilities:
Depreciation	-	(915)
Non-goodwill intangibles	(2,650)	(3,159)
Foreign earnings	-	(8,164)
Total deferred tax liabilities	(2,650)	(12,238)
Valuation allowance	(156,210)	(163,129)
Net deferred tax liabilities	$(82)	$(146)

The valuation allowance decreased $6.9 million, $2.8 million and $8.0 million in fiscal years 2016, 2015 and 2014, respectively. The change in fiscal year 2016 was primarily due to utilization of our net operating loss carryforwards during the fiscal year.

Reconciliations of the income tax provision at the statutory rate to our provision for (benefit from) income tax are as follows as of the dates indicated (in thousands):

	March 27,	March 29,	March 30,
	2016	2015	2014

Income tax benefit at statutory rate	$(5,849)	$(15,441)	$(937)
State income taxes, net of federal tax benefit	(218)	(64)	(1)
Deferred tax assets not benefited	(2,975)	9,052	(1,972)
Tax credits	(901)	(1,182)	(757)
Stock-based compensation	659	435	(427)
Foreign rate differential	9,892	(1,927)	156
Prior year tax expense true-up	(2)	-	(10)
Fair value adjustment	-	(1,527)	(3,732)
Investment in US property	-	8,840	45
OCI tax effect clearance	-	828	-
Acquisition cost	-	2,092	293
Others, net	(1,291)	(217)	(1,136)
Provision for (benefit from) income taxes	$(685)	$889	$(8,478)

As of March 27, 2016, our federal, state and Canada net operating loss carryforwards for income tax purposes were as follow (in thousands):

Federal net operating loss carryforwards	$295,369
State net operating loss carryforwards	$94,594
Canada net operating loss carryforwards	$22,612

The reduction of federal net operating losses was mainly related to current year taxable income associated with the repatriation while the reduction of state net operating losses was due to California NOL expiration. If not utilized, some of the federal net operating loss carryovers will begin expiring in fiscal year 2021, while the state net operating losses will begin to expire in fiscal year 2017. The Canadian net operating loss carryovers will begin expiring in fiscal year 2022, if not utilized.

As of March 27, 2016, our federal, state and Canada tax credit carryforwards, net of reserves, were as follows (in thousands):

Federal tax credit carryforwards	$10,532
State tax credit carryforwards	$22,936
Canada tax credit carryforwards	$3,846

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

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amount of the unrecognized tax benefits during the tax year ended March 27, 2016 is as follows (in thousands):

Amount

Unrecognized tax benefits as of March 31, 2013	$15,465
Gross increase related to prior year tax positions	92
Gross increase related to current year tax positions	487
Lapses in statute of limitation	(1,880)
Unrecognized tax benefits as of March 30, 2014	14,164
Gross increase related to prior year tax positions	252
Gross increase related to current year tax positions	3,305
Lapses in statute of limitation	(85)
Unrecognized tax benefits as of March 29, 2015	17,636
Gross decrease related to prior year tax positions	(159)
Gross increase related to current year tax positions	430
Lapses in statute of limitation	(1,087)
Unrecognized tax benefits as of March 27, 2016	$16,820

Of the total gross unrecognized tax benefits of $16.8 million as of March 27, 2016, $13.8 million, if recognized, would impact the effective tax rate before consideration of the valuation allowance.

The total unrecognized gross tax benefits were as follows as of the dates indicated (in thousands):

	March 27,	March 29,
	2016	2015

Unrecognized gross tax benefits	$16,820	$17,636
Less: amount used to reduce deferred tax assets	13,481	13,285
Net income tax payable(1)	$3,339	$4,351

(1)	Included in other non-current obligations line item in consolidated balance sheet.

We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $0.7 million during the next 12 months as the statutes of limitations expire, which would decrease the provision for income taxes.

Estimated interest and penalties related to the underpayment of income taxes were classified as a component of the provision for income taxes in the consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	March 27,	March 29,
	2016	2015
Accrued interest and penalties	$1,364	$1,187

Our major tax jurisdictions are the United States federal and various states, Canada, China, Hong Kong and certain other foreign jurisdictions. The fiscal years 2004 through 2015 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our foreign jurisdictions.

The Protecting Americans from Tax Hikes Act of 2015 (the “Act”) was signed into law on December 18, 2015. The Act contains a number of provisions including, most notably, a permanent extension of the U.S. federal research tax credit. The Company’s tax provision for fiscal 2016 reflects the benefit of the U.S. federal research credit.

NOTE 19.    SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

Our chief operating decision maker, the interim chief executive officer reviews financial information presented on a consolidated basis for purposes of regularly making operating decisions and assessing financial performance. Accordingly, Exar considers itself to be in one reportable segment, which is comprised of one operating segment.

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
China	$69,934	$62,085	$43,537
United States	17,423	23,479	37,079
Taiwan	15,126	17,955	3,397
Korea	8,739	15,833	3,337
Singapore	13,751	15,361	13,397
Germany	12,696	11,257	11,270
Rest of world	11,709	16,080	13,305
Total net sales	$149,378	$162,050	$125,322

Substantially all of our long-lived assets at March 27, 2016 and March 29, 2015 were located in the United States.

The following customers accounted for 10% or more of our net sales in the fiscal years indicated below:

	Fiscal Years Ended
	March 27,	March 29,	March 30,
	2016	2015	2014
Distributor A +	24%	22%	27%
Customer D	11%	*	*
Distributor B	*	*	21%
Distributor C	*	*	12%

—————

*     Net sales for this distributor for this period were less than 10% of our net sales.

+     Related party.

No other distributor or customer accounted for 10% or more of the net sales in fiscal years 2016, 2015 and 2014, respectively.

The following distributors and customer accounted for 10% or more of our net accounts receivable as of the dates indicated below:

	March 27,	March 29,
	2016	2015
Customer D	16%	10%
Distributor E	12%	12%
Distributor A+	10%	*
Distributor B	*	11%
Distributor D	*	10%

—————

*     Net accounts receivable for this distributor for this period were less than 10% of our net accounts receivables.

+     Related party.

No other distributor or customer accounted for 10% or more of the net accounts receivable as of March 27, 2016 and March 29, 2015, respectively.

NOTE 20.   ALLOWANCES FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We had the following activities for the allowance for sales returns and allowance for doubtful accounts as the dates indicated (in thousands):

	Balance			Balance
	at Beginning			at End
Classification	of Year	Additions	Utilizations (1)	of Year
Allowance for sales returns:

Year ended March 27, 2016	$1,496	$20,280	$19,886	$1,890
Year ended March 29, 2015	1,674	22,177	22,354	1,496
Year ended March 30, 2014	1,084	17,004	16,414	1,674

Allowance for doubtful accounts:

Year ended March 27, 2016	612	55	544	123
Year ended March 29, 2015	111	501	-	612
Year ended March 30, 2014	206	(25)	70	111

(1)	Utilization amounts within allowance for sales returns reflect credits issued to distributors for stock rotations and volume discounts.

NOTE 21.    SUBSEQUENT EVENT

On May 9, 2016, Exar entered into a Purchase Agreement (the “Purchase Agreement”) with ASUS Computer International (“Buyer”), pursuant to which the parties agreed to consummate a sale and leaseback transaction (the “Sale and Leaseback Transaction”). Under the terms of the Purchase Agreement, Exar agreed to sell its properties located at 48710-48720 Kato Road, Fremont, California, including its corporate headquarters facilities (the “Real Property”) to Buyer, for a total purchase price of $26.0 million.

At the consummation of the Sale and Leaseback Transaction, Exar will enter into a Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which Exar will lease back a portion of the Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending on December 31, 2017, unless earlier terminated in accordance with the terms of the Lease Agreement, with respect to the property located at 48720 Kato Road, Fremont, California, and ending 90 days from the consummation of the Sale and Leaseback Transaction with respect to a portion (approximately 800 square feet) of the property located at 48710 Kato Road, Fremont, California. Under the Lease Agreement, Exar’s financial obligations will include base monthly rent of $86,338 per month for the property located at 48720 Kato Road, and an additional monthly rent of $600.00 with respect to the portion of the building located at 48710 Kato Road, Fremont, California. Exar will also be responsible for its monthly share of certain expenses related to the leased facilities, including its share of insurance premiums, taxes and common area expenses.

The Sale and Leaseback Transaction was closed in May 2016.

NOTE 22.    SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal years 2016 and 2015. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, consisting only of normal and recurring adjustments necessary to state fairly the information set forth therein. Results for a given quarter are not necessarily indicative of results for any subsequent quarter (in thousands, except per share data). Net loss per share for the four quarters of each fiscal year may not sum to the total for the fiscal year, because of the different number of shares outstanding during each period.

	Fiscal Year 2016				Fiscal Year 2015
	Mar. 27,	Dec. 27,	Sep. 27,	Jun. 28,	Mar. 29,	Dec. 28,	Sep. 28,	Jun. 29
Classification	2016	2015	2015	2015	2015	2014	2014	2014
Consolidated Statement of Operations Data:
Net sales	$36,775	$37,439	$34,742	$40,422	$43,857	$44,315	$43,159	$30,719
Gross profit	$14,773	$14,692	$12,656	$17,437	$17,948	$16,890	$4,132	$10,956
Loss from operations	$(2,090)	$(6,853)	$(5,251)	$(2,339)	$(2,346)	$(6,535)	$(22,830)	$(11,352)
Net loss	$(2,182)	$(7,137)	$(4,197)	$(2,510)	$(2,914)	$(6,599)	$(23,352)	$(12,105)
Net loss per share to common stockholders:
Basic	$(0.04)	$(0.15)	$(0.09)	$(0.05)	$(0.06)	$(0.14)	$(0.50)	$(0.26)
Diluted	$(0.04)	$(0.15)	$(0.09)	$(0.05)	$(0.06)	$(0.14)	$(0.50)	$(0.26)
Shares used in the computation of net loss per share:
Basic	48,240	48,386	48,121	47,927	47,516	47,119	47,139	47,236
Diluted	48,240	48,386	48,121	47,927	47,516	47,119	47,139	47,236

In the second quarter of fiscal year 2016, we received $1.3 million net proceeds from a legal settlement related to our Data Compression products and released $1.1 million of tax assets due to the lapsing of the statute of limitations related to U.S federal tax reserves, offset by a $2.5 million expense recognized in the second quarter as a result of a one-time payment to one of our distributors. In the third quarter of fiscal year 2016, a $1.8 million intangibles impairment charge was recorded due to the abandonment of two IPR&D projects, a $1.0 million accrual for legal settlement and $2.2 million of restructuring expenses related to headcount reductions were recorded to the Consolidate Statement of Operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Disclosure Controls, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed at a reasonable assurance level to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms. In addition, Disclosure Controls are designed to ensure the accumulation and communication of information required to be disclosed in reports filed or submitted under the Exchange Act to our management, including the President and Chief Executive Officer (our principal executive officer) (the interim “CEO”) and Chief Financial Officer (our principal financial and accounting officer) (the “CFO”), to allow timely decisions regarding required disclosure.

We evaluated the effectiveness of the design and operation of our Disclosure Controls, as defined by the rules and regulations of the SEC (the “Evaluation”), as of the end of the period covered by this Annual Report. This Evaluation was performed under the supervision and with the participation of management, including our interim CEO, as principal executive officer, and CFO, as principal financial officer.

Attached as Exhibits 31.1 and 31.2 of this Annual Report are the certifications of the interim CEO and the CFO, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Annual Report provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Based on the Evaluation, our interim CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of the end of fiscal year 2016.

Inherent Limitations on the Effectiveness of Disclosure Controls

Our management, including the interim CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. Disclosure Controls, no matter how well conceived, managed, utilized and monitored, can provide only reasonable assurance that the objectives of such controls are met. Therefore, because of the inherent limitation of Disclosure Controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of March 27, 2016 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of March 27, 2016, our internal control over financial reporting was effective.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The effectiveness of our internal control over financial reporting as of March 27, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information set forth under the captions “Election of Directors,” “Corporate Governance and Board Matters,” “Executive Compensation Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders (“2016 Definitive Proxy Statement”) which will be filed with the SEC Commission no later than 120 days after March 27, 2016.

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

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in our 2016 Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2016 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our 2016 Definitive Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2016 Definitive Proxy Statement and is hereby incorporated by reference.

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
Richard L. Leza
Chief Executive Officer and President (Interim) and Chairman of the Board(Principal Executive Officer)

Date: May 27, 2016

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard L. Leza and Ryan A. Benton, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. LEZA	Chief Executive Officer and President (Interim) and Chairman of the Board (Principal Executive Officer)	May 27, 2016
(Richard L. Leza)

/s/ RYAN A. BENTON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2016
(Ryan A. Benton)

/s/ BEHROOZ ABDI	Director	May 27, 2016
(Behrooz Abdi)

/s/ DR. IZAK BENCUYA	Director	May 27, 2016
(Dr. Izak Bencuya)

/s/ PIERRE GUILBAULT	Director	May 27, 2016
(Pierre Guilbault)

/s/ BRIAN HILTON	Director	May 27, 2016
(Brian Hilton)

/s/ GARY MEYERS	Director	May 27, 2016
(Gary Meyers)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Form of Merger Agreement	8-K	0-14225	2.1	4/30/2014

2.2	Form of Tender Agreement	8-K	0-14225	2.2	4/30/2014

3.1	Restated Certificate of Incorporation of Exar Corporation	8-K	0-14225	3.3	9/17/2010

3.2	Amended and Restated Bylaws of Exar Corporation	8-K	0-14225	3.1	3/16/2012

10.1*+	Employee Stock Participation Plan, as amended, and related Offering documents	10-K	0-14225	10.1	6/12/2006

10.2*	2014 Equity Incentive Plan	8-K	0-14225	10.1	9/22/2014

10.3*	Form of Restricted Stock Unit Agreement	10-Q	001-36012	10.5	11/7/2014

10.4*	Form of Performance Stock Unit Agreement	10-Q	001-36012	10.6	11/7/2014

10.5*	Form of NQSO Agreement	10-Q	001-36012	10.7	11/7/2014

10.6*	Form of ISO Agreement	10-Q	001-36012	10.8	11/7/2014

10.7	Form of Director Option Agreement	10-K	001-36012	10.7	6/5/2015

10.8	Form of Director RSU Agreement	10-K	001-36012	10.8	6/5/2015

10.9*	2006 Equity Incentive Plan, as amended	8-K	0-14225	10.1	9/17/2010

10.10*	Form of Notice of Grant of Stock Option and Terms and Conditions of Nonqualified Stock Option	8-K	0-14225	10.2	9/13/2006

10.11*	Form of Notice of Grant of Stock Option and Terms and Conditions of Incentive Stock Option	8-K	0-14225	10.3	9/13/2006

10.12*	2006 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement	8-K	0-14225	10.6	9/13/2006

10.13*	2006 Equity Incentive Plan Form Of Stock Unit Award Agreement	10-Q	0-14225	10.2	2/6/2009

10.14*	2006 Equity Incentive Plan Form Of Performance Stock Unit Award Agreement	10-Q	0-14225	10.1	11/5/2009

10.15*	2006 Equity Incentive Plan Form Of Director Restricted Stock Unit Award Agreement	10-Q	0-14225	10.7	11/4/2010

10.16*	2006 Equity Incentive Plan Form of Non-Employee Director Option Agreement (September 2013)	10-Q	001-36012	3.4	11/7/2013

10.17*	2006 Equity Incentive Plan Form of Non-Employee Director RSU Agreement (September 2013)	10-Q	001-36012	3.5	11/7/2013

10.18*	2000 Equity Incentive Plan, as amended, and related forms of stock option grant and exercise	10-K	0-14225	10.9	6/14/2005

10.19*	Sipex Corporation 2006 Equity Incentive Plan	S-8	333-145751	4.1	8/28/2007

10.20*	Sipex Corporation Amended and Restated 2002 Nonstatutory Stock Option Plan	S-8	333-145751	4.2	8/28/2007

10.21*	Sipex Corporation 2000 Non-Qualified Stock Option Plan	S-8	333-145751	4.3	8/28/2007

10.22*	Sipex Corporation 1999 Stock Plan	S-8	333-145751	4.4	8/28/2007

10.23*	Sipex Corporation 1997 Stock Option Plan	S-8	333-145751	4.5	8/28/2007

10.24*	Fiscal Year 2014 Executive Management Incentive Program	10-Q	001-36012	10.3	8/6/2013

10.25*	Fiscal Year 2015 Executive Management Incentive Program	10-Q	001-36012	10.4	8/8/2014

10.26*	Form of Indemnity Agreement between the Company and each of the Company’s directors and certain of the executive officers	8-K	0-14225	10.1	3/16/2012

10.27	Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-K	0-14225	10.22	6/11/2014

10.28	Amendment No. 3, entered October 29, 2007, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-Q	0-14225	10.1	2/8/2008

10.29	Amendment No. 10, entered June 19, 2012, to that certain Distributor Agreement, dated July 1, 1997, by and between Exar Corporation and Future Electronics Incorporated.	10-K	0-14225	10.24	6/11/2014

10.30	Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-K	0-14225	10.25	6/11/2014

10.31	Amendment No. 4, entered October 29, 2007, to that certain Domestic Distributor Agreement, dated December 1, 2001, by and between Exar Corporation and NuHorizons, Inc.	10-Q	0-14225	10.2	2/8/2008

10.32*	Employment Agreement between Exar Corporation and Louis DiNardo	8-K	0-14225	10.1	2/6/2014

10.33*	Amendment No. 1 to Employment Agreement between the Company and Louis DiNardo, dated December 31, 2013	10-Q	001-36012	3.3	2/6/2014

10.34	Amendment No. 2 to Employment Agreement between Exar Corporation and Louis DiNardo, dated October 15, 2014	10-K	001-36012	10.34	6/5/2015

10.35*	Employment Agreement between the Company and Ryan Benton, dated September 30, 2013	10-Q	001-36012	3.3	11/7/2013

10.36*	Letter Agreement Regarding Employment between the Company and Steve Bakos, dated May 21, 2012	10-K	0-14225	10.32	6/11/2014

10.37	Purchase and Sale Agreement dated July 9, 2013 between Exar Corporation and Ellis Partners LLC	10-Q	001-36012	10.2	8/6/2013

10.38*	Separation and Release Agreement between Exar Corporation and Parviz Ghaffaripour dated November 23, 2014	8-K	0-14225	10.1	11/28/2014

10.39*	Termination and Release Agreement between Exar Corporation and Robert Todd Smathers dated January 1, 2015	10-Q	001-36012	10.10	2/6/2015

10.40	Bridge Credit Agreement, dated May 27, 2014	8-K	0-14225	10.1	5/30/3014

10.41	Form of Parent Agreement	8-K	0-14225	10.1	4/30/3015

10.42	Form of Tender Agreement Guaranty	8-K	0-14225	10.2	4/30/2015

10.43	Separation and Release Agreement between the Company And Louis DiNardo, dated October 19, 2015	8-K	0-14225	10.1	10/20/2015

10.44	Services Agreement between the Company and Richard L. Leza, dated October 16, 2015	8-K	0-14225	10.2	10/20/2015

10.45	Purchase Agreement, dated May 9, 2016	8-K	001-36012	10.1	5/10/2016

10.46	Triple Net Lease	8-K	001-36012	10.2	5/10/2016

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP

24.1**	Power of Attorney. Reference is made to the signature page in this Form 10-K.

31.1**	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
**	Filed herewith.
***	Furnished herewith.
+	Related forms of Stock Option Grant and Exercise filed as part of an exhibit to Exar’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, and incorporated herein by reference.